Form 10-Q
period 1995-03-31
CNB FINANCIAL CORP/PA
filed 1995-05-15
CIK 736772

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              F O R M     1 0 - Q


 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934

For the quarterly period ended                March 31, 1995
                              ----------------------------------------------

                                      or

_____  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number    0-13396

                           CNB FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


      Pennsylvania                                     25-01450605
- ------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


           Market and Second Streets, Clearfield, Pennsylvania 16830
           ---------------------------------------------------------
                   (Address of principal executive offices)


                                 814-765-9621
                                 ------------
             (Registrant's telephone number, including area code)

_________________________________________________________________________
                       (Former name, former address and
               former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                       Outstanding at May 5, 1995
- -----------------------------                     --------------------------
Common stock, par value                                     1,722,834
        $4.00 per share

                           CNB FINANCIAL CORPORATION

                                   FORM 10-Q

                                    INDEX                           Page
                                    -----

Part I.    Financial Information

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 1995               3
             and December 31, 1994

           Consolidated Statement of Income - Three Months            4
             Ended March 31, 1995 and 1994

           Consolidated Statement of Cash Flows                       5
             for Three Months Ended March 31, 1995 and 1994

           Notes to Consolidated Financial Statements                 6

Item 2     Management's Discussion and Analysis of Financial          8
             Condition and Results of Operations



Part II.   Other Information

Item 6     Exhibits and Reports on Form 8K                           12

Signatures                                                           12

CNB Financial Corporation March 31, 1995
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share          THREE MONTHS ENDED
 data)
                                                       MARCH

INTEREST INCOME                                   1995            1994
                                              --------      -----------
Loans including Fees....................            $3,953          $3,445    14.75%
Deposits with Other Banks...............                 1              54   -98.89%
Federal Funds Sold......................                 3              19   -84.21%
Other Short Term Investments............            ------   -----             0.00%
Investment Securities:
   Taxable Securities: Available for
    Sale................................
   Tax-Exempt Securities: Available for                532             433
    Sale................................
   Taxable Securities: Being Held to                    59         -------     0.00%
    Maturity............................
   Tax-Exempt Securities: Being Held to                220             299   -26.42%
    Maturity............................
Interest on restructured loans..........               269             325   -17.23%
Interest on other assets................            ------          ------     0.00%
   TOTAL INTEREST INCOME................            ------          ------     0.00%
                                              ----------------------------     -----
                                                    $5,037          $4,575    10.09%

INTEREST EXPENSE
Deposits................................            $1,905          $1,685    13.03%
Borrowed Funds..........................                81              34   138.24%
                                                        --              --   -------
   TOTAL INTEREST EXPENSE...............             1,985           1,719    15.47%
   Net Interest Income..................            $3,053          $2,856     6.88%
Provision for possible loan losses......               125             131    -4.58%
                                                       ---             ---    ------
   NET INTEREST INCOME AFTER PROVISION..            $2,927          $2,725     7.39%

NON-INTEREST INCOME
Fiduciary Commissions and Fees..........              $130            $118    10.17%
Service charges on deposit accounts.....               119              60    98.33%
Other service charges and fees..........                60              54    11.11%
Securities gains (losses)...............                 1          ------     0.00%
Gains (losses) on Sale of Assets........            ------          ------     0.00%
Other income............................               101             119   -15.13%
                                                       ---             ---   -------
   TOTAL NON-INTEREST INCOME............              $412            $351    17.38%

NON-INTEREST EXPENSE
Salaries................................              $855            $809     5.69%
Employee benefits.......................               285             315    -9.52%
Net occupancy expense...................               310             257    20.62%
Other Operating Expense.................               689             655     5.19%
   TOTAL NON-INTEREST EXPENSE...........             2,140           2,036     5.11%
Income Before Federal Income Taxes......            $1,199          $1,040    15.24%
Applicable Taxes........................               334             253    32.02%
Effect of Change in Accounting                      ------          ------     0.00%
 Principles.............................
                                              ======================================
   NET INCOME...........................              $864            $787     9.72%
                                              ======================================
Per Share Data
- --------------
  Primary
     Income Before Effect of Cumulative              $0.50           $0.47    6.38%
      Change in Accounting Method
     Cumulative change in accounting                ------           $0.00    0.00%
      method for recognition of FASB 106
                                              ------------           -----    -----
     Net Income                                      $0.50           $0.46    8.70%

  Cash dividends paid                                $0.29           $0.27    7.41%

Average Primary Common Shares                    1,722,834       1,722,834
 Outstanding
Adjusted for December 14, 1993 2:1
 Stock Split

CNB Financial Corporation March 31, 1995
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)

                                                                March 31        Dec.31        March 31    12 month
ASSETS                                                            1995            1994          1994       change
                                                             ---------       ---------     ---------     --------
Cash and Due from Banks......................................      $7,492          $9,390        $7,875      -4.86%
Deposits with Other Banks....................................          18              18         3,007     -99.40%
Federal Funds Sold...........................................       2,550             325         3,250     -21.54%
Investment Securities Available for sale                           42,056          37,361        36,336      15.74%
Investment Securities Held to Maturity, fair value of $29,806 at March 31, 1995, $33,888 at December 31, 1994 and
$41,653 at March 31, 1994....................................      29,625          33,953        40,813     -27.41%
Loans                                                             185,418         184,785       173,138       7.09%
 Less:  Unearned Discount....................................       3,337           2,996         2,723      22.53%
  Allowance for Loan Losses..................................       2,136           2,033         1,852      15.33%

                                                                  --------       --------       --------
 NET LOANS...................................................     179,945         179,756       168,563       6.75%
Premises and Equipment.......................................       5,694           5,143         4,275      33.19%
Accrued Interest and Other Assets............................       4,226           3,752         4,269      -1.01%

                                                                  --------        --------      --------
 TOTAL ASSETS................................................    $271,606        $269,698      $268,388       1.20%

LIABILITIES
Deposits:
 Non-interest bearing deposits...............................     $24,878         $28,046       $24,803       0.30%
 Interest bearing deposits...................................     207,175         202,595       204,794       1.16%

                                                                  --------        --------      --------
 TOTAL DEPOSITS..............................................     232,053         230,641       229,597       1.07%
Other Borrowings.............................................       2,743           3,685         4,067     -32.56%
Accrued Interest and Other Liabilities.......................       1,415             857         1,137      24.42%

                                                                  --------        --------      --------
 TOTAL LIABILITIES...........................................     236,211         235,183       234,801       0.60%


SHAREHOLDERS' EQUITY
 Common Stock $4.00 Par Value
 Authorized 2,500,000 Shares (issued 1,728,000)                     6,912           6,912         6,912      0 .00%
 Retained Earnings...........................................      28,689          28,324        26,798       7.06%
 Treasury Stock, At Cost (5,166)                                     (100)           (100)         (100)      0.00%
 Net unrealized securities losses............................        (106)           (621)          (23)    360.87%

                                                                  --------        --------      --------
 TOTAL SHAREHOLDERS' EQUITY..................................      35,395          34,515        33,587       5.38%

                                                                  --------        --------      --------
 TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY...................    $271,606        $269,698      $268,388       1.20%

CNB Financial Corporation, March 31, 1995
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                   Three Months Ended March 31...
Cash flows from operating activities                                       1995         1994
                                                                     ----------   ----------
Net Income.......................................                           $864         $787
Adjustments to reconcile net income to
 net cash provided by operations:

  Provision for loan losses......................                            125          131
  Depreciation...................................                            122          114
  Amortization and accretion of net deferred loan fees                         5          (29)
  Amortization and accretion of premiums and discounts
   on investments................................                             82           75
Changes in:
 Interest receivable.............................                           (119)        (100)
 Other assets....................................                           (586)        (676)
 Interest payable................................                            185           81
 Other liabilities...............................                            373           50
Net cash provided by operating activities........                          1,051          433

Cash flows from investing activities:
 Proceeds from maturities of:
  Investment securities..........................                          6,303        2,496
  Securities available for sale..................                          2,603        3,860
 Purchase of:
  Investment securities..........................                         (2,017)      (1,827)
  Securities available for sale..................                         (6,588)      (3,355)
 Net principal disbursed on loan.................                           (319)      (2,510)
 (Redemption) Purchase of Federal Home Loan Bank Stock                       (14)          20
 Purchase of premises and equipment..............                           (672)         (27)
 Proceeds from the sale of foreclosed assets.....                             10          125
Net cash used in investing activities............                           (694)      (1,218)

Cash flows from financing activities:
 Net change in:
  Checking, money market and savings accounts....                         (6,740)       1,966
  Certificates of deposit........................                          8,152        1,305
 (Repayment) Proceeds-Federal Home Loan Bank Advances                        (20)         540
 Other borrowed funds............................                           (922)        (389)
 Cash dividends paid.............................                           (500)        (465)
Net cash (used in) provided by financing activities                          (30)       2,957

Net (decrease) in cash and cash equivalents......                            327        2,172
Cash and cash equivalents at beginning of year...                          9,715        8,953
Cash and cash equivalents at end of period.......                        $10,042      $11,125

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (including amount credited directly to
   certificate accounts).........................                          2,067        1,719
  Income taxes...................................                            341          400
 Real estate acquired in settlement of loans.....                              0           51

                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                     SCOPE
                                     -----

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three month period ended March 31, 1995 and 1994 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report and Form 10-K for the period ended December 31, 1994.

The financial results reported for the Corporation's first fiscal quarter of 1995 are not necessarily the results to be expected for the full year. The financial results, however, contain no extraordinary income (losses) for either changes in accounting or one-time events.

Tax provisions for interim financial statements are based on the estimated tax rates for the full fiscal year. The estimated effective tax rate differs from the statutory tax rate principally due to tax-free interest income on certain loans and investments which qualify for such treatment.


                             ACCOUNTING GUIDELINES
                             ---------------------

SFAS No. 106:  Post Retirement Benefits
- ---------------------------------------

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pension", which requires the accrual of expected costs of providing for certain postretirement benefits during the years the employee provided services. The corporation previously expensed the cost of these benefits, which are principally healthcare, as claims were incurred. The Corporation elected to recognize this obligation of approximately $456,276 over the participant's average remaining service period of twenty-one years. The Corporation's cash flows are not affected by implementation of this standard but the Corporation will accrue $47,271 for this year's service and interest cost and amortize $21,727 of its transition obligation.

The average annual assumed rates of increases in the per capita cost of covered benefits range from 12% in 1995 to 8% in 1998 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. These rates have been determined to be in line with industry practice by both management and Ernst and Young, LLP, the company's external accountants. The discount rate used in determining the accumulated postretirement benefit was
7.75 percent.

SFAS No. 109 "Accounting for Income Taxes
- -----------------------------------------

The Corporation adopted SFAS No. 109 "Accounting for Income Taxes" effective January 1, 1993. SFAS No. 109 required the use of the liability method to account for deferred income taxes. Under this method, deferred tax assets and liabilities were determined on differences between financial reporting and tax bases. Procedures determined the current enacted tax rates and laws which would be in effect when the differences were expected to be recognized. Previously, deferred income taxes were accounted for using the deferred method.

As permitted by SFAS No. 109, the Corporation elected not to restate the Financial Statements of any prior periods, however, the Corporation did recognize a one-time increase in net income in 1993 of $225,597, or $.13 per share in that year.

SFAS No. 114 & SFAS No. 118:  Accounting for the Impairment of a Loan
- ---------------------------------------------------------------------

In May, 1993 the Financial Accounting Standards (FASB) issue Statement No. 114 "Accounting by Creditors for the Impairment of a Loan" which is effective for the fiscal years beginning after December 15, 1994. This guideline was subsequently amended by a second Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The guidelines are designed to set standards in determining whether a loan is impaired, how to measure the impairment based on the type of loan and how to recognize interest based on the stream of cash flows which are expected to be received.

The Corporation will adopt these standards during the third quarter of this year. The Corporation has one loan that is currently on non-accrual which will be affected upon adoption of these procedures. This loan totaling $820,000 has emerged from Chapter 11 and will have sufficient history to begin accruing interest after June 30, 1995. The adjustment necessary to account for this loan under the above guidelines is not expected to have a material effect on earnings or the financial condition of the company.

SFAS No. 115:  Accounting for Certain Debt and Equity Securities
- ----------------------------------------------------------------

Also in May 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993. Statement 115 addresses the definition of, accounting for, and disclosure of debt and equity securities. In accordance with the statement, securities are to be classified into, and accounted for, based on three distinct categories: securities held to maturity, securities available for sale and trading securities.

On January 1, 1994 the Corporation began accounting for its investment portfolio under the guidelines set forth under SFAS 115. In accordance with the accounting procedures set forth, the company has designated all of its investments holdings into either the "Available for Sale" or "Held to Maturity" categories. Although the accounting procedures specify a third category for "Trading Securities" the company does not engage in securities trading and therefore this category is not used. Management has decided that the Bank's liquidity investments are designated as "Available for Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered available for sale. As of March 31, 1995, the corporation had a pre-tax mark-to-market deficit in the "Available for Sale" category of $106,000.

                                  CONCLUSION
                                  ----------

The accompanying financial statements have been prepared pursuant to rules and regulations of the SEC. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The registrant believes that the disclosures made are adequate to make the information presented a fair representation of the corporation's financial status.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

ASSETS
- ------

      Total assets have grown 1.2% since one year ago to $271.6 million. The growth has occurred in the loan portfolios with approximately equal percentage increases in the mix of commercial, consumer and real estate related loans. Total gross loans were $185.4 million on March 31, 1995 compared to $173.1 million twelve months ago. The growth in loans has been supported by a lower investment portfolio and higher core deposits and capital.

      The Corporation's interest earning assets consist of deposits with other banks, federal funds sold, short term investments, investment securities and loans. Management uses the short term liquid assets to balance changes in either loans or core deposits. Over the past year, the increase in loans has been funded by a $7.8 million decrease in the investment portfolio, $2.5 million increase in customer deposits and a $2.0 million increase in retained profits.

      The Corporation has entered into an agreement with the Student Loan Marketing Association to sell our current student loans during the next quarter. Under this agreement, the Bank will still be an active lender to qualifying students. However, due to the increasing complexities of accounting for student loans, and the uncertainties of how the program will be administered, Management decided it would be able to serve the customers' needs better if a third party were to handle the ongoing servicing of the loans.

        Bank premises and equipment increases reflect the opening of a supermarket branch in St. Marys, PA which went into operation on August 13, 1994. These increases also reflect the expansion of our headquarters to properties adjacent to our main office in Clearfield, PA. The total capital outlay for this expansion is approximately $2.4 million. This will be financed by cash flow. To date, the bank has expended a total of $1.6 million for this project.

      Accrued interest and other assets remained the same over the past twelve months. Normal fluctuations in interest receipts and pre-paid expenses will influence changes in these accounts.

LIABILITIES
- -----------

      Total deposits on March 31, 1995 were $232.1 million, an increase of $2.5 million over March 31, 1994 and an increase of $1.4 million from the year-end. Deposit growth occurred primarily in certificates of deposits while savings deposits and demand deposits have remained approximately the same. General deposit declines or slow growth rates have occurred industry-wide as consumers seek higher returns in non-traditional financial vehicles such as mutual funds. Additionally, jumbo certificates placed by depositors outside the company's trade area during 1992 and 1993 continue to mature. Management is taking no special action to retain these certificates.

LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

      The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. By controlling interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

      Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting guidelines. These assets totaled $44.5 million at March 31, 1995 compared to $42.6 million on March 31, 1994. In addition, principal payments on loans also provide a source of liquidity. Scheduled principal payments of $45.2 million are anticipated within one year as compared to $40.6 million as of March 31, 1994. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. Additionally, the Bank has arranged a large back-up facility at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of March 31, 1995, the Bank had $28.0 million in unused lines of credit available with correspondent commercial banks. Also, the Bank has an available credit line with the Federal Home Loan Bank in the amount of $59.6 million and a $9 million line with the Federal Reserve Bank of Philadelphia.

        Management regularly monitors the relationship between interest-earning assets and interest bearing liabilities maturing or repricing during similar intervals. Management also implements actions designed to reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was 1.32% at March 31st compared to 1.33% at March 31, 1994.

CAPITAL RESOURCES
- -----------------

        The Corporation's capital position, of $35.5 million on March 31, 1995, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on retained earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

      The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of the allowance for possible loan losses, perpetual preferred stock (not used in Tier 1), hybrid capital instruments, term subordinate debt and intermediate-term preferred stock. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 5.5% Tier 1 capital.

Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital. In addition to the above risk based capital requirements the Federal Reserve also requires a minimum leverage capital of 3% of Tier 1 capital to total assets less any goodwill.


      The table below summarizes the Corporation's regulatory capital ratios at March 31, 1995 and 1994:

                                     1995     1994     Regulatory
                                     ----     ----
                                                         Minimum
                                                         -------

  Tier 1 Risk-Based Capital Ratio    19.47%    19.3%       5.5%
  Total Risk-Based Capital Ratio     20.75%    20.4%       8.0%
  Leverage Ratio                     13.03%    12.5%       3.0%

REGULATORY MATTERS
- ------------------

      The Corporation and its Subsidiary are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and Subsidiary. Management reviews all such recommendations promptly and initiates corrective action. Our primary regulator, the Comptroller of the Currency, and the Federal Reserve Bank of Philadelphia concluded examinations during the third quarter of last year. Both agencies noted no substantial deficiencies. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and Subsidiary.

CONCENTRATION OF CREDIT RISK
- ----------------------------

      Financial institutions such as the Bank, generate profits primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that a loss may occur from the failure of a third party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk.

      Credit risk is increased by lending and/or investing activities that concentrate financial institution's earning assets in such a way as to expose the institution to a material loss from any single occurrence or group of related occurrences.

        The Bank monitors credit risk by limiting concentrations within various industries and single borrowers by establishing lending concentration limits. The Bank firmly follows all regulatory limits of credits to a single borrower. In addition, the Bank monitors the local economic conditions, in an effort to promptly identify and address deteriorating industries.

RESULTS OF OPERATIONS
- ---------------------

      Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

NET INTEREST INCOME
- -------------------

      Total interest income for the quarter of $5.0 million reflects a 10.1% increase or $462,000 more interest income when compared with the same three months of 1994. This increase of quarterly total interest income reflects a prime rate increase in February of this year and the ability to reprice approximately $7 million of maturing investments at higher interest rates than the monies which matured.

      Total interest expense of $1.95 million for the quarter reflects an increase of 7.4% from interest expense of $1.7 million for the same quarter of 1994. The increase represents a marked shift by consumers from lower yielding non-maturity accounts to longer term, higher rate certificates of deposit.

      Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Net interest income of $3.1 million is an increase of $197,000 over this period a year ago. The increase is primarily the result of the mix of earning assets out of investments and into higher yielding loans.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

      The provision for possible loan losses was $6,000 less in 1995 for the same period last year as management has seen decreasing trends in net charge-offs over the past eight quarters. The present allowance for loan losses of $2.1 million represents 1.15% of outstanding loans compared to $1.85 million or 1.07% on March 31, 1994. Non-performing assets (NPA), which include non-accrual loans and other real estate owned were $1.1 million at quarter end. This gives an NPA to loan loss reserve ratio of 0.51% at the period end. The greater provision for loan losses as compared to actual loan losses is intended to reach a goal management has set which will place the company in the high performing percentiles for peer comparison.

NON-INTEREST INCOME
- -------------------

      Total other income for the first quarter of 1995 of $412,000 is $61,000 more than during the same period in 1994. Increased service charge revenues on new transaction accounts and higher fiduciary fees account for these added revenues.

NON-INTEREST EXPENSE
- --------------------

      Total other expenses rose in the third quarter of 1994 by $104,000 over expenses of the first quarter of 1994. A large portion of this increase is due to the utilities for the headquarter's expansion and supplies for the new management information and accounting system.

NET INCOME
- ----------

      Net income for the first quarter 1995 was $864,000 or $.50 per share. This compares to net income and earnings per share for the same quarter in 1994 of $787,000 and $.46 per share.

        Return on average assets and average equity was 1.30% and 10.22% respectively for the first quarter 1995.

INCOME TAXES
- ------------

      The provision for income taxes of $334,000 for the first quarter of 1995 is $81,000 more than the same period in 1994. The increase in applicable income taxes is attributable to a lower relative mix of tax free investments and loans resulting in higher taxable income.

                         PART II.   OTHER INFORMATION



                          ITEM 5.  OTHER INFORMATION


      (1) By majority consent, the Corporation's shareholders elected Mr. Jeffrey S. Powell to the Corporation's Board of Directors

      (2) By majority consent, the shareholders voted to allow the Board of Directors to set the date of the Annual Meeting of the Shareholders

      (3) Mr. J. Matthew McEnroe, Senior Vice President and Chief Financial Officer of the subsidiary, County National Bank, was elected Assistant Secretary and Treasurer of the Corporation at the Annual Meeting



                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           (b)  There were no reports on Form 8-K
                                for the quarter ended March 31,
                                1995.



                         S  I  G  N  A  T  U  R  E  S

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CNB FINANCIAL CORPORATION
                                 (Registrant)



Date:____________________  James P. Moore
                           ------------------------------------
                           James P. Moore
                           President and Director
                           (Principal Executive Officer)



Date:____________________  ____________________________________
                           William F. Falger
                           Vice President, Secretary
                           and Treasurer
                           (Principal Accounting Officer)