Form 10-Q
period 1995-06-30
CNB FINANCIAL CORP/PA
filed 1995-08-11
CIK 736772

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                              F O R M     1 0 - Q


 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

For the quarterly period ended             June 30, 1995
                               ------------------------------------

                                       or

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number    0-13396

                           CNB FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                 25-01450605
- -----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

           Market and Second Streets, Clearfield, Pennsylvania 16830
           ---------------------------------------------------------
                   (Address of principal executive offices)

                                 814-765-9621
                                 ------------
             (Registrant's telephone number, including area code)

______________________________________________________________________________
                        (Former name, former address and
               former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X    No _____
                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                      Outstanding at July 31, 1995
- ---------------------                              ----------------------------
Common stock, par value                                       1,722,834
        $4.00 per share

                           CNB FINANCIAL CORPORATION

                                   FORM 10-Q

                               INDEX                        Page
                               -----

Part I.    Financial Information

           Consolidated Balance Sheets - June 30, 1995        3
             and December 31, 1994

           Consolidated Statement of Income - Three Months    4
             Ended June 30, 1995 and 1994

           Consolidated Statement of Income - Six Months      5
             Ended June 30, 1995 and 1994

           Consolidated Statement of Cash Flows               6
             for Six Months Ended June 30, 1995 and 1994

           Notes to Consolidated Financial Statements         7

           Management's Discussion and Analysis of Financial  8
             Condition and Results of Operations



Part II.   Other Information

           Item 5.  Other Information                         14

           Item 6.  Exhibits and Reports on Form 8K           14

           Signatures                                         14

CNB Financial Corporation June 30, 1995
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)

                                                               June 30           Dec. 31          June 30          12 month
                                                                  1995              1994             1994           change
ASSETS                                                       ---------        ----------       ----------        ---------
Cash and Due from Banks...................................      $  9,151          $  9,390         $  7,611          20.23%
Deposits with Other Banks.................................            18                18            1,011         -98.22%
Federal Funds Sold........................................        ------               325           ------           0.00%
Investment Securities Available for sale                          45,328            37,361           39,904          13.59%
Investment Securities Held to Maturity, fair value of
$29,806at March 31, 1995, $33,888 at December 31,
1994 and $41,653 at March 31, 1994........................        28,461            33,953           38,354         -25.79%
Loans                                                            190,726           184,785          181,196           5.26%
  Less:  Unearned Discount................................         3,463             2,996            2,991          15.78%
    Allowance for Loan Losses.............................         2,242             2,033            1,925          16.47%

                                                                 -------          --------         --------
  NET LOANS...............................................       185,021           179,756          176,280           4.96%
Premises and Equipment....................................         6,291             5,143            4,335          45.12%
Accrued Interest and Other Assets.........................         3,607             3,752            3,980          -9.37%

                                                                 -------          --------         --------
  TOTAL ASSETS............................................      $277,877          $269,698         $271,475           2.36%

LIABILITIES
Deposits:
  Non-interest bearing deposits...........................        25,223          $ 28,046         $ 25,731          -1.97%
  Interest bearing deposits...............................       205,100           202,595          202,278           1.40%

                                                                 -------          --------         --------
  TOTAL DEPOSITS..........................................       230,323           230,641          228,009           1.01%
Other Borrowings..........................................        10,092             3,685            8,724          15.68%
Accrued Interest and Other Liabilities....................         1,386               857            1,012          36.96%

                                                                 -------          --------         --------
  TOTAL LIABILITIES.......................................       241,801           235,183          237,745           1.71%


SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value
  Authorized 2,500,000 Shares  (issued 1,728,000)                  6,912             6,912            6,912           0.00%
  Retained Earnings.......................................        29,110            28,324           27,210           6.98%
  Treasury Stock, At Cost (5,166)                                   (100)             (100)            (100)          0.00%
  Net unrealized securities losses........................           153              (621)            (292)       -152.40%

                                                                 -------          --------         --------
  TOTAL SHAREHOLDERS' EQUITY..............................        36,076            34,515           33,730           6.95%

                                                                 -------          --------         --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY................      $277,877          $269,698         $271,475           2.36%

CNB Financial Corporation   June 30, 1995
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                    SIX MONTHS ENDED
                                                                         JUNE
INTEREST INCOME                                                     1995        1994
                                                                --------    --------
Loans including Fees...........................................       $8,110      $7,027       15.41%
Deposits with Other Banks......................................            1          87      -98.85%
Federal Funds Sold.............................................           58          34       71.47%
Other Short Term Investments...................................           --          --        0.00%
Investment Securities:
   Taxable Securities: Available for Sale......................        1,048         908
   Tax-Exempt Securities: Available for Sale...................          124          11     1027.27%
   Taxable Securities: Being Held to Maturity..................          427         580      -18.62%
   Tax-Exempt Securities: Being Held to Maturity...............          467         631      -25.99%
Interest on restructured loans.................................           --          --        0.00%
Interest on other assets.......................................           32          --        0.00%
                                                                          --                    -----
   TOTAL INTEREST INCOME.......................................      $10,312      $9,278       11.15%

INTEREST EXPENSE
Deposits.......................................................       $4,097      $3,406       20.27%
Borrowed Funds.................................................          118          71       66.62%
                                                                         ---          --       ------
   TOTAL INTEREST EXPENSE......................................       $4,215      $3,477       21.24%
   Net Interest Income.........................................       $6,097      $5,801        5.09%
Provision for possible loan losses.............................          250         263       -5.06%
                                                                         ---         ---       ------
   NET INTEREST INCOME AFTER PROVISION ........................       $5,847      $5,538        5.59%

NON-INTEREST INCOME
Fiduciary Commissions and Fees.................................         $261        $208       25.63%
Service charges on deposit accounts............................          270         157       72.17%
Other service charges and fees.................................          220         123       78.86%
Securities gains (losses)......................................           (2)                  00.00%
Gains (losses) on Sale of Assets...............................           --          --       00.00%
Other income...................................................          179         240      -25.42%
                                                                         ---         ---      -------
   TOTAL NON-INTEREST INCOME...................................         $930        $728       27.69%
NON-INTEREST EXPENSE
Salaries.......................................................       $1,770      $1,620        9.28%
Employee benefits..............................................          583         609       -4.20%
Net occupancy expense..........................................          548         516        6.28%
Other Operating Expense........................................        1,487       1,292       15.12%
   TOTAL NON-INTEREST EXPENSE..................................        4,390       4,037        8.75%
Income Before Federal Income Taxes.............................       $2,390      $2,229        7.22%
Applicable Taxes...............................................          602         564        6.81%
                                                                ====================================
   NET INCOME..................................................       $1,786     $1,665        7.29%
                                                                ====================================

Per Share Data
- --------------
   Primary
     Net Income                                                        $1.04      $0.97        7.22%
     Cash dividends paid                                               $0.29      $0.27        7.41%

Average Primary Common Shares Outstanding                          1,722,834  1,722,834

CNB Financial Corporation   June 30, 1995
Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)                                          TREEE MONTHS ENDED
                                                                                               JUNE
INTEREST INCOME                                                                         1995           1994
                                                                                      ------         ------
Loans including Fees............................................................          $4,157         $3,582      16.05%
Deposits with Other Banks.......................................................               0             33     -98.79%
Federal Funds Sold..............................................................              55             15     268.67%
Other Short Term Investments....................................................            ----            ---       0.00%
Investment Securities:
  Taxable Securities: Available for Sale........................................             516            475
  Tax-Exempt Securities: Available for Sale.....................................              65             11     490.91%
  Taxable Securities: Being Held to Maturity....................................             200            281     -28.83%
  Tax-Exempt Securities: Being Held to Maturity.................................             250            306     -18.30%
Interest on restructured loans..................................................           -----          -----       0.00%
Interest on other assets........................................................              32          -----       0.00%
                                                                                              --          -----       -----
  TOTAL INTEREST INCOME.........................................................          $5,275         $4,703      12.17%

INTEREST EXPENSE
Deposits........................................................................          $2,192         $1,721      27.35%
Borrowed Funds..................................................................              38             37       1.89%
                                                                                              --             --       -----
  TOTAL INTEREST EXPENSE........................................................          $2,228          1,758      26.76%
  Net Interest Income...........................................................          $3,048         $2,945       3.49%
Provision for possible loan losses..............................................             125            132      -5.53%
                                                                                             ---            ---      ------
  NET INTEREST INCOME AFTER PROVISION...........................................          $2,922         $2,813       3.87%

NON-INTEREST INCOME
Fiduciary Commissions and Fees...................................................           $131            $90      45.89%
Service charges on deposit accounts..............................................            151             97      55.98%
Other service charges and fees...................................................            161             69     133.33%
Securities gains (losses)........................................................             (3)             1    -400.00%
Gains (losses) on Sale of Assets.................................................           -----         -----       0.00%
Other income.....................................................................             76            120     -36.67%
                                                                                             ---            ---      ------
  TOTAL NON-INTEREST INCOME......................................................           $518           $377      37.29%
NON-INTEREST EXPENSE
Salaries.........................................................................           $915           $811      12.87%
Employee benefits................................................................            298            294       1.50%
Net occupancy expense............................................................            238            259      -7.95%
Other Operating Expense..........................................................            798            637      25.34%
  TOTAL NON-INTEREST EXPENSE.....................................................          2,250          2,001      12.46%
Income Before Federal Income Taxes...............................................         $1,191         $1,189       0.19%
Applicable Taxes.................................................................            269            311     -13.57%
                                                                                            -----         -----       0.00%
                                                                                  ==========================================
  NET INCOME.....................................................................           $922           $878       5.06%
                                                                                  ==========================================
Per Share Data
- --------------
  Primary
     Income Before Effect of Cumulative Change in Accounting Method                        $0.54          $0.51       5.88%
     Cumulative change in accounting method for recognition of FASB 106                    -----          $0.00       0.00%
                                                                                           -----          -----       -----
     Net Income                                                                            $0.54          $0.51       5.88%

     Cash dividends paid                                                                   $0.29          $0.27       7.41%

Average Primary Common Shares Outstanding                                              1,722,834      1,722,834

CNB Financial Corporation   June 30, 1995
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                  Six Months Ended June 30
Cash flows from operating activities                                    1995         1994
                                                                  ----------    ---------
Net Income................................................              $1,786       $1,665
Adjustments to reconcile net income to
  net cash provided by operations:

    Provision for loan losses.............................                 250          263
    Depreciation..........................................                 247          228
    Amortization and accretion of net deferred loan fees..                 (77)        (109)
    Amortization and accretion of premiums and discounts
      on investments......................................                 155          179
Changes in:
  Interest receivable.....................................                 133          (65)
  Other assets............................................                (350)        (526)
  Interest payable........................................                 114          (21)
  Other liabilities.......................................                 415           11
Net cash provided by operating activities.................               2,673        1,625

Cash flows from investing activities:
  Proceeds from maturities of:
    Investment securities.................................              10,273        5,835
    Securities available for sale.........................               5,355        8,772
  Purchase of:
    Investment securities.................................              (5,012)      (1,827)
    Securities available for sale.........................             (12,110)     (11,222)
  Net principal disbursed on loan.........................              (5,438)     (10,074)
   (Redemption) Purchase of Federal Home Loan Bank Stock                   (14)         (20)
  Purchase of premises and equipment......................              (1,394)        (202)
  Proceeds from the sale of foreclosed assets.............                  11          211
Net cash used in investing activities.....................              (8,329)      (8,527)

Cash flows from financing activities:
  Net change in:
    Checking, money market and savings accounts...........              (9,630)       2,038
    Certificates of deposit...............................               9,314         (356)
   (Repayment) Proceeds-Federal Home Loan Bank Advances                    (20)       4,905
  Other borrowed funds....................................               6,427          (97)
  Cash dividends paid.....................................                (999)        (930)
Net cash (used in) provided by financing activities.......               5,092        5,560

Net (decrease) in cash and cash equivalents...............                (564)      (1,342)
Cash and cash equivalents at beginning of year............               9,715        8,953
Cash and cash equivalents at end of period................              $9,151       $7,611

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (including amount credited directly to
      certificate accounts)...............................               4,330        3,498
    Income taxes..........................................                 711          680
  Real estate acquired in settlement of loans.............                   0           51

                  CNB FINANCIAL CORPORATION AND SUBSIDIARIES
                  ------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                     SCOPE
                                     -----

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the six month period ended June 30, 1995 and 1994 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report and Form 10-K for the period ended December 31, 1994.

The financial results reported for the Corporation's first and second fiscal quarters of 1995 are not necessarily the results to be expected for the full year. The financial results contain two one-time events; one represents a $53,000.00 gain on the sale of higher education loans to the Student Loan Marketing Association (SLMA) and a $45,000.00 one-time expense for travel related to the Corporation's data processing conversion. The results contain no extraordinary income (loss) for changes in accounting.

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


                             ACCOUNTING GUIDELINES
                             ---------------------

SFAS No. 106:  Post Retirement Benefits
- ---------------------------------------

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pension", which requires the accrual of expected costs of providing for certain postretirement benefits during the years the employee provided services. The corporation previously expensed the cost of these benefits, which are principally healthcare, as claims were incurred. The Corporation elected to recognize this obligation of approximately $456,276 over the participant's average remaining service period of twenty-one years. The Corporation's cash flows are not affected by implementation of this standard but the Corporation is accruing $47,271 for this year's service and interest cost and amortizing $21,727 of its transition obligation.

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

The Corporation adopted these standards during the first quarter of this year. The Corporation has one loan that is currently on non-accrual status which is available for treatment under these procedures. This loan totaling $820,000 has emerged from Chapter 11 and when sufficient history has been established to begin accruing interest on this loan, the Corporation will apply these standards and make the necessary adjustments. That adjustment is not expected to have a material effect on the earnings or the financial condition of the company.

SFAS No. 115:  Accounting for Certain Debt and Equity Securities
- ----------------------------------------------------------------

Also in May 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993. Statement No. 115 addresses the definition of, accounting for, and disclosure of debt and equity securities. In accordance with the statement, securities are to be classified into, and accounted for, based on three distinct categories: securities held to maturity, securities available for sale and trading securities.

On January 1, 1994 the Corporation began accounting for its investment portfolio under the guidelines set forth under SFAS 115. In accordance with the accounting procedures set forth, the company has designated all of its investments holdings into either the "Available for Sale" or "Held to Maturity" categories. Although the accounting procedures specify a third category for "Trading Securities" the company does not engage in securities trading and therefore this category is not used. Management has decided that the Bank's liquidity investments are designated as "Available for Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered available for sale. As of June 30, 1995, the corporation had a pre-tax unrealized gain in the "Available for Sale" category of $231,000.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

ASSETS
- ------

     Total assets have grown 2.4% since one year ago to $277.9 million. The growth has occurred in the loan portfolios with approximately equal percentage increases in the mix of commercial, consumer and real estate related loans. Total gross loans were $190.7 million on June 30, 1995 compared to $181.2 million twelve months ago. The growth in loans has been supported by a lower investment portfolio, higher core deposits, retained earnings and borrowed federal funds.

     The Corporation's interest earning assets consist of deposits with other banks, federal funds sold, short term investments, investment securities and loans. Management uses the short term liquid assets to balance changes in either loans or core deposits. Over the past year, the increase in loans has been funded by $4.4 million of maturing investments, a $2.2 million increase in federal funds purchased, $2.0 million increase in customer deposits and a $2.3 million increase in retained profits.

     The Corporation entered into an agreement early this year with the Student Loan Marketing Association (SLMA) to sell our current student loans. On May 1, 1995 the Bank sold $4.7 million of higher education loans and recognized a $53,000 premium on the sale. Under this agreement, the Bank will still be an active lender to qualifying students. However, due to the increasing complexities of accounting for student loans, and the uncertainties of how the program will be administered, Management decided it would be best able to serve our customers' needs if a third party were to handle the ongoing servicing of the loans.

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

     Accrued interest and other assets dropped slightly over the past twelve months. Normal fluctuations in interest receipts and pre-paid expenses will influence changes in these accounts.

LIABILITIES
- -----------

     Total deposits on June 30, 1995 were $230.3 million, an increase of $2.0 million over June 30, 1994 and a decrease of $300,000 from the year-end. Deposit growth occurred primarily in certificates of deposits while savings deposits and demand deposits have decreased slightly over June 30,

1994. General deposit declines or slow growth rates have occurred industry-wide as consumers seek higher returns in non-traditional financial vehicles such as mutual funds.

LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest rate sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest risk management seeks to avoid instability in net interest margins and to enhance consistent growth of net interest income through periods of volatile interest rates .

     Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting guidelines. These assets totaled $45.3 million at June 30, 1995 compared to $39.9 million on June 30, 1994. Contractual payments of principal and interest as well as some early pay-off of loans also provide a source of liquidity. Principal payments of $43.0 million are anticipated within one year as compared to $38.2 million as of June 30, 1994. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. Additionally, the Bank has arranged a large back-up facility at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of June 30, 1995, the Bank had $11.0 million in unused lines of credit available with correspondent commercial banks. Also, the Bank has an available credit line with the Federal Home Loan Bank in the amount of $61.0 million and a $9 million line with the Federal Reserve Bank of Philadelphia.

     Management regularly monitors the relationship between interest-earning assets and interest bearing liabilities maturing or repricing during similar intervals. Management also implements actions designed to reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was 1.29% on June 30, 1995, compared to 1.19% at June 30, 1994.

CAPITAL RESOURCES
- -----------------

     The Corporation's capital position, of $36.1 million on June 30, 1995, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on retained earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

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


     The table below summarizes the Corporation's regulatory capital ratios at June 30, 1995 and 1994:

                                       2nd Qtr. 2nd Qtr.
                                         1995     1994   Regulatory
                                         ----     ----
                                                           Minimum
                                                           -------

  Tier 1 Risk-Based Capital Ratio        19.02%   19.0%      5.5%
  Total Risk-Based Capital Ratio         20.21%   20.0%      8.0%
  Leverage Ratio                         12.98%   12.5%      3.0%

REGULATORY MATTERS
- ------------------

     The Corporation and its Subsidiary (the Bank) are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and the Bank. Management reviews all such recommendations promptly and initiates corrective action. Our primary regulator, the Comptroller of the Currency, is conducting a safety and soundness review during July, 1995 and their results will be discussed in the next scheduled report. The Comptroller of the Currency and the Federal Reserve Bank of Philadelphia concluded examinations during the third quarter of last year. Both agencies noted no substantial deficiencies at that time. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and Subsidiary.

CONCENTRATION OF CREDIT RISK
- ----------------------------

     The Corporation, in its role as a financial institution, generates profits primarily through lending and investing activities. The risk of loss from lending and investing activities include the possibility that a loss may occur from the failure of a borrower or one of its affiliates to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk.

     Credit risk is increased by lending and/or investing activities that concentrate financial institution's earning assets in such a way as to expose the institution to a material loss from any single occurrence or group of related occurrences. This can occur through lending heavily to one type of industry or heavy concentration in a particular type of lending.


     The Bank monitors credit risk by limiting concentrations within various industries and single borrowers by establishing lending concentration limits. Management also seeks to keep a stable allocation among the various loan types. The Bank firmly follows all regulatory limits of credits to a single borrower. In addition, the Bank monitors the local economic conditions, in an effort to promptly identify and address deteriorating industries.

RESULTS OF OPERATIONS
- ---------------------

     Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

NET INTEREST INCOME
- -------------------

     Total interest income for the quarter of $5.275 million reflects a 12.2% increase or $572,000 more interest income when compared with the same three months of 1994. This interest income increase for the quarter comes despite relative large fluctuations in interest rates and represents active management of the margin by executive management. The ability to reprice approximately $10 million of maturing investments at rates substantially higher than two years ago was also an influencing factor.

     Total interest expense of $2.29 million for the quarter reflects an increase of 26.8% from interest expense of $1.76 million for the same quarter of 1994. The increase represents a marked shift by consumers from lower yielding non-maturity accounts to longer term, higher rate certificates of deposit. Additionally, eighteen and twenty-four month certificates of deposits originated in late 1993 and 1994 are renewing at rates earning at least 1% higher than were maturing.

     Net interest income for the six months ending June 30, 1995 totaled $6.1 million for an increase of 5.1% over the same six months one year ago. This increase is attributable to the quick response pricing managers take, in light of changing rates and the close management of repricing assets and liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

     The provision for possible loan losses was $12,500 less in 1995 for the same period last year as management has seen decreasing trends in charge-offs and increased recoveries over the past eight quarters. The present allowance for loan losses of $2.243 million represents 1.19% of outstanding loans compared to $1.9 million or 1.07% on June 30, 1994. Non-performing assets (NPA), which include non-accrual loans and other real estate owned were $853,000 at end of quarter. This gives an NPA to loan loss reserve ratio of 0.38% at the period end. The greater provision for loan losses as compared to actual loan losses is intended to reach a goal management has set which will place the company in the high performing percentiles for peer comparison.

NON-INTEREST INCOME
- -------------------

     Total other income for the second quarter of 1995 of $518,000 is $141,000 more than during the same period in 1994. As mentioned earlier, $53,000 of gain on sale of higher education loans was recognized in May of this year and is included in this total. Increased service charge revenues on new transaction accounts and higher fiduciary fees account for the remaining added revenues.

NON-INTEREST EXPENSE
- --------------------

     Total other expenses rose in the second quarter of 1995 by $248,000 over expenses of the second quarter of 1994. The large increase in the expenses for the quarter are mainly related to the implementation of the Bank's new data processing and management information system. The Bank expended more than $50,000 for overtime to the training of its employees and the considerable overtime of the operations support personnel. Additionally, the Bank expensed $45,000 of travel costs for its new processor's staff in preparation for the data processing conversion. In connection with the conversion, higher than usual supplies and postage were also incurred.

NET INCOME
- ----------

     Net income for the second quarter 1995 was $922,000 or $.54 per share. This compares to net income and earnings per share for the same quarter in 1994 of $878,000 and $.51 per share.

     At mid-year, the Corporation has earned $1.786 million compared with $1.665 million during the same six months of 1994. This 7.27% increase is due to higher net interest margins and increased customers in flat fee based demand accounts. Year to date the Corporation has earned $1.04 per share and paid cash dividends of $.58 per share. In 1994 the Corporation had earned $.97 per share and paid cash dividends of $.54 per share.

     Return on average assets through June 30, 1995 and average equity was 1.31% and 10.14% respectively for the first six months of 1995.

INCOME TAXES
- ------------

     The provision for income taxes of $268,000 for the second quarter of 1995 is $43,000 less than the same period in 1994. On a year-to-date basis, the Corporation has accrued $602,000 in federal income taxes which is $38,000 more than last year.

                         PART II.   OTHER INFORMATION



                          ITEM 5.  OTHER INFORMATION



                  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


                            (b)  There were no reports on Form 8-K
                                 for the quarter ended June 30,
                                 1995.



                         S  I  G  N  A  T  U  R  E  S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CNB FINANCIAL CORPORATION
                                               (Registrant)



Date: August 8, 1995                   /s/ James P. Moore
     --------------------------        ------------------------------
                                       James P. Moore
                                       President and Director
                                       (Principal Executive Officer)



Date: August 8, 1995                   /s/ J. Matthew McEnroe
     --------------------------        ------------------------------
                                       J. Matthew McEnroe
                                       Assistant Secretary
                                       and Treasurer
                                       (Principal Accounting Officer)