Form 10-Q
period 1995-09-30
CNB FINANCIAL CORP/PA
filed 1995-11-15
CIK 736772

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                              F O R M     1 0 - Q


  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the quarterly period ended        September 30, 1995
                                -----------------------------

                                      or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number    0-13396

                           CNB FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

       Pennsylvania                                   25-01450605
--------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


           Market and Second Streets, Clearfield, Pennsylvania 16830
           ---------------------------------------------------------
                   (Address of principal executive offices)


                                 814-765-9621
                                 ------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                       (Former name, former address and
               former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at September 31, 1995
-------------------------               ---------------------------------
Common stock, par value                              1,722,834
    $4.00 per share

                           CNB FINANCIAL CORPORATION

                                   FORM 10-Q


                              INDEX                                     Page
                              -----

Part I.    Financial Information

Page 3    Consolidated Balance Sheets - September 30, 1995
            and December 31, 1994

     4    Consolidated Statement of Income - Three Months               4
            Ended September 30, 1995 and 1994

     5    Consolidated Statement of Income - Six Months
            Ended September 30, 1995 and 1994

     6    Consolidated Statement of Cash Flows
            for Six Months Ended September 30, 1995 and 1994

     7    Notes to Consolidated Financial Statements                    6

     8    Management's Discussion and Analysis of Financial             8
            Condition and Results of Operations

Part II.  Other Information

     14   Item 5.  Other Information

     14   Item 6.  Exhibits and Reports on Form 8K

     14   Signatures

CNB Financial Corporation   September 30, 1995
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)

                                                                       Sept 30          Dec. 31        Sept 30      12 month
ASSETS                                                                  1995            1994           1994         change
Cash and Due from Banks...........................................     $8,701           $9,390         $7,599        14.50%
Deposits with Other Banks.........................................         20               18             10       100.00%
Federal Funds Sold................................................        350              325          2,250       (84.44)%
Investment Securities Available for sale                               47,537           37,361         38,068        24.87%
Investment Securities Held to Maturity, fair value of $32,023 at September 30, 1995, $33,888 at December 31, 1994 and
$37,294 at September 30, 1994 ....................................     31,396           33,953         37,067       (15.30)%
Loans                                                                 196,447          184,785        188,842         4.03%
  Less:  Unearned Discount........................................      3,725            2,996          3,048        22.21%
    Allowance for Loan Losses.....................................      2,177            2,033          1,925        13.09%
                                                                      -------          -------        -------
  NET LOANS.......................................................    190,545          179,756        183,764         3.69%
Premises and Equipment............................................      7,272            5,143          4,496        61.74%
Accrued Interest and Other Assets.................................      3,697            3,752          4,044        (8.58)%
                                                                      -------          -------        -------
  TOTAL ASSETS....................................................   $289,518         $269,698       $277,298          4.41%

LIABILITIES
Deposits:
  Non-interest bearing deposits...................................    $27,675          $28,046        $27,858         (0.68)%
  Interest bearing deposits.......................................    218,812          202,595        204,622          6.93%
                                                                      -------          -------        -------
  TOTAL DEPOSITS..................................................    246,487          230,641        232,480          6.03%
Other Borrowings..................................................      4,118            3,685          9,440        (56.38)%
Accrued Interest and Other Liabilities............................      1,853              857          1,221         51.78%
                                                                      -------          -------        -------
  TOTAL LIABILITIES...............................................    252,458          235,183        243,141          3.63%
SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value
  Authorized 2,500,000 Shares  (issued 1,728,000)                       6,912            6,912          6,912          0.00%
  Retained Earnings...............................................     29,628           28,324         27,730          6.85%
  Treasury Stock, At Cost (5,166)                                        (100)            (100)          (100)         0.00%
  Net unrealized securities losses................................        620             (621)          (385)       *******
                                                                      -------          -------        -------
  TOTAL SHAREHOLDERS' EQUITY......................................     37,060           34,515         34,157          8.50%
                                                                      -------          -------        -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY........................   $289,518         $269,698       $277,296          4.41%

CNB Financial Corporation   September 30, 1995
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                    THREE MONTHS ENDED
                                                                                          SEPTEMBER
INTEREST INCOME                                                                  1995             1994
                                                                              -------          -------
Loans including Fees.......................................................        $4,297           $3,848                11.68%
Deposits with Other Banks..................................................             0                4               -90.00%
Federal Funds Sold.........................................................             1                4               -75.00%
Other Short Term Investments...............................................          ----             ----                 0.00%
Investment Securities:
   Taxable Securities: Available for Sale..................................           523              475
   Tax-Exempt Securities: Available for Sale...............................           111               17               552.94%
   Taxable Securities: Being Held to Maturity..............................           251              271                -7.38%
   Tax-Exempt Securities: Being Held to Maturity...........................           235              294               -20.07%
Interest on restructured loans.............................................            10             ----                 0.00%
Interest on other assets...................................................            45             ----                 0.00%
                                                                                   ------           ------               -------
   TOTAL INTEREST INCOME...................................................        $5,473           $4,913                11.41%

INTEREST EXPENSE
Deposits...................................................................        $2,324           $1,762                31.90%
Borrowed Funds.............................................................           112               83                34.94%
                                                                                   ------           ------               -------
   TOTAL INTEREST EXPENSE..................................................         2,435            1,845                31.98%
   Net Interest Income.....................................................        $3,040           $3,068                -0.92%
Provision for possible loan losses.........................................            65              131               -50.38%
                                                                                   ------           ------               -------
   NET INTEREST INCOME AFTER PROVISION ....................................        $2,974           $2,937                 1.25%

NON-INTEREST INCOME
Fiduciary Commissions and Fees.............................................          $129              $99                30.30%
Service charges on deposit accounts........................................           168              120                40.00%
Other service charges and fees.............................................            89               65                36.92%
Securities gains (losses)..................................................             7                1               600.00%
Gains (losses) on Sale of Assets...........................................          ----             ----                 0.00%
Other income...............................................................            27               63               -57.84%
                                                                                   ------           ------               -------
   TOTAL NON-INTEREST INCOME...............................................          $421             $348                20.85%

NON-INTEREST EXPENSE
Salaries...................................................................          $908             $832                 9.13%
Employee benefits..........................................................           274              259                 5.79%
Net occupancy expense......................................................           248              270                -8.00%
Other Operating Expense....................................................           668              637                 4.87%
   TOTAL NON-INTEREST EXPENSE..............................................         2,098            1,998                 5.03%
Income Before Federal Income Taxes.........................................        $1,295           $1,287                 0.61%
Applicable Taxes...........................................................           278              302                -8.05%
Effect of Change in Accounting Principles..................................          ----             ----                 0.00%
                                                                              ==================================================
   NET INCOME..............................................................        $1,017             $985                 3.26%
                                                                              ==================================================
Per Share Data
--------------
  Primary
     Income Before Effect of Cumulative Change in Accounting Method                 $0.59            $0.57                 3.51%
     Cumulative impact due to accounting method changes                              ----            $0.00                 0.00%
                                                                                   ------           ------               -------
     Net Income                                                                     $0.59            $0.57                 3.51%

  Cash dividends paid                                                               $0.29            $0.27                 7.41%

Average Primary Common Shares Outstanding                                       1,722,834        1,722,834

CNB Financial Corporation   September 30, 1995
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                         NINE MONTHS ENDED
                                                                             SEPTEMBER
                                                                       1995            1994
                                                                     ------          ------
 INTEREST INCOME
 Loans including Fees......................................             $12,407         $10,875       14.09%
 Deposits with Other Banks.................................                   1              91      -98.90%
 Federal Funds Sold........................................                  59              38       55.26%
 Other Short Term Investments..............................                 ---             ---        0.00%
 Investment Securities:
    Taxable Securities: Available for Sale.................               1,603           1,383
    Tax-Exempt Securities: Available for Sale..............                 235              28      739.29%
    Taxable Securities: Being Held to Maturity.............                 749             851      -11.99%
    Tax-Exempt Securities: Being Held to Maturity..........                 676             925      -26.92%
 Interest on restructured loans............................                  10             ---        0.00%
 Interest on other assets..................................                  45             ---        0.00%
                                                                       --------        --------     -------
    TOTAL INTEREST INCOME..................................             $15,785         $14,191       11.23%

 INTEREST EXPENSE
 Deposits..................................................              $6,421          $5,168       24.25%
 Borrowed Funds............................................                 230             154       49.09%
                                                                       --------        --------     -------
    TOTAL INTEREST EXPENSE.................................              $6,651          $5,322       24.97%
    Net Interest Income....................................              $9,135          $8,869        3.00%
 Provision for possible loan losses........................                 315             394      -20.05%
                                                                       --------        --------     -------
    NET INTEREST INCOME AFTER PROVISION ...................              $8,820          $8,475        4.07%

 NON-INTEREST INCOME
 Fiduciary Commissions and Fees............................                $390            $307       27.04%
 Service charges on deposit accounts.......................                 438             277       58.12%
 Other service charges and fees............................                 307             188       63.30%
 Securities gains (losses).................................                   7               5       40.00%
 Gains (losses) on Sale of Assets..........................                 ---             ---        0.00%
 Other income..............................................                 209             299      -30.25%
                                                                       --------        --------     -------
    TOTAL NON-INTEREST INCOME..............................              $1,351          $1,076       25.52%

 NON-INTEREST EXPENSE
 Salaries..................................................              $2,678          $2,452        9.22%
 Employee benefits.........................................                 857             868       -1.27%
 Net occupancy expense.....................................                 861             786        9.59%
 Other Operating Expense...................................               2,090           1,929       8.35%
    TOTAL NON-INTEREST EXPENSE.............................               6,487           6,035       7.50%
 Income Before Federal Income Taxes........................              $3,684          $3,516       4.76%
 Applicable Taxes..........................................                 879             866       1.54%
                                                                       ====================================
    NET INCOME.............................................              $2,803          $2,650       5.78%
                                                                       ====================================

 Per Share Data
 --------------
   Primary
      Net Income                                                          $1.63           $1.54       5.84%
      Cash dividends paid                                                 $0.87           $0.81       7.41%

 Average Primary Common Shares Outstanding                            1,722,834       1,722,834

CNB Financial Corporation   September 30, 1995
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                       Nine Months Ended          September 30,
Cash flows from operating activities                                                1995                   1994
                                                                       -----------------          -------------
Net Income.......................................................                 $2,803                 $2,650
Adjustments to reconcile net income to
  net cash provided by operations:

    Provision for loan losses....................................                    315                    394
    Depreciation.................................................                    393                    347
    Amortization and accretion of net deferred loan fees.........                   (164)                  (101)
    Amortization and accretion of premiums and discounts
      on investments.............................................                    222                    279
Changes in:
  Interest receivable............................................                   (295)                  (174)
  Other assets...................................................                   (365)                  (555)
  Interest payable...............................................                    213                    129
  Other liabilities..............................................                    783                    326
Net cash provided by operating activities........................                  3,905                  3,295

Cash flows from investing activities:
  Proceeds from maturities of:
    Investment securities........................................                 11,308                  8,081
    Securities available for sale................................                 14,029                 11,416
  Purchase of:
    Investment securities........................................                 (9,024)                (1,827)
    Securities available for sale................................                (22,307)               (12,221)
  Net principal disbursed on loan................................                (10,847)               (17,902)
   (Redemption) Purchase of Federal Home Loan Bank Stock.........                    (14)                    20
  Purchase of premises and equipment.............................                 (2,521)                  (482)
  Proceeds from the sale of foreclosed assets....................                     28                    235
Net cash used in investing activities............................                (19,348)               (12,680)

Cash flows from financing activities:
  Net change in:
    Checking, money market and savings accounts..................                  7,453                  4,296
    Certificates of deposit......................................                  8,393                  1,857
   (Repayment) Proceeds-Federal Home Loan Bank Advances..........                    (20)                   540
  Other borrowed funds...........................................                    453                  4,983
  Cash dividends paid............................................                 (1,500)                (1,395)
Net cash (used in) provided by financing activities..............                 14,779                 10,281

Net (decrease) in cash and cash equivalents......................                   (664)                   896
Cash and cash equivalents at beginning of year...................                  9,715                  8,953
Cash and cash equivalents at end of period.......................                 $9,051                 $9,849

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (including amount credited directly to
      certificate accounts)......................................                  6,865                  5,452
    Income taxes.................................................                    991                  1,020
  Real estate acquired in settlement of loans....................                     93                     51

                  CNB FINANCIAL CORPORATION AND SUBSIDIARIES
                  ------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                     SCOPE
                                     -----

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the nine month period ended September 30, 1995 and 1994 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report and Form 10-K for the period ended December 31, 1994.

The financial results reported for the Corporation's first through third fiscal quarters of 1995 are not necessarily the results to be expected for the full year. The financial results contain three one-time events; one represents a $53,000.00 gain on the sale of higher education loans to the Student Loan Marketing Association (SLMA) and a $45,000.00 one-time expense for travel related to the Corporation's data processing conversion. The last item was the receipt of a $146,500 rebate from the Federal Deposit Insurance Corporation
(FDIC) on September 19, 1995. This rebate was credited to insurance expense. The results contain no extraordinary income (loss) for changes in accounting.

Tax provisions for interim financial statements are based on the estimated tax rates for the full fiscal year. The estimated effective tax rate differs from the statutory tax rate principally due to tax-free interest income on certain loans and investments which qualify for such treatment.


                             ACCOUNTING GUIDELINES
                             ---------------------

SFAS No. 106:  Post Retirement Benefits
---------------------------------------

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pension", which requires the accrual of expected costs of providing for certain postretirement benefits during the years the employee provided services. The corporation previously expensed the cost of these benefits, which are principally healthcare, as claims were incurred. The Corporation elected, at that time, to recognize the obligation of approximately $456,276 over the participant's average remaining service period of twenty-one years. The Corporation's cash flows are not affected by implementation of this standard but the Corporation is accruing $47,271 for this year's service and interest cost and amortizing $21,727 of its transition obligation.

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


SFAS No. 109 "Accounting for Income Taxes
-----------------------------------------

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

SFAS No. 114 & SFAS No. 118:  Accounting for the Impairment of a Loan
---------------------------------------------------------------------

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

The Corporation's accounting policy for loans is to quarterly examine non-accruing loans on a case-by-case basis to determine if there is the possibility that the Bank has little or no chance of recovering its principal. In a case where there is a collateral shortfall and no foreseeable repayment stream, the loan is charged-off. If a borrower has some ability to meet part of its obligation, but total repayment is in serious question, Management may decide to restructure the terms of repayment. In such an instance, pro forma financials are performed on the borrower and if the financial strength of the borrower warrants it, Management will restructure the loan using SFAS No. 114 and SFAS No. 118 guidelines.

The Corporation adopted these accounting standards in the first quarter of 1995. One loan which had been on non-accrual status since early 1994 had emerged from a Chapter 11 filing with a court approved restructuring plan. Bank Management waited seven months to determine if the new terms would be met. In August of this year, after sufficient history had been established, management applied the standards of No. 114 and No. 118 to this borrowing. The balance then was $784,330. Management discounted the cash flows at the original note rate of 12% and charged-off $59,400. The Bank then began recognizing interest income at the new rate of 8.0% as allowed under Generally Accepted Accounting Practices. The Corporation's outside accounting firm, Ernst and Young, LLP reviewed this treatment.

SFAS No. 115:  Accounting for Certain Debt and Equity Securities
----------------------------------------------------------------

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

On January 1, 1994 the Corporation began accounting for its investment portfolio under the guidelines set forth under SFAS 115. At that time, the securities designated as "Available for Sale" had an unrealized gain of $219,000. In accordance with the accounting procedures set forth, the company has designated all of its investments holdings into either the "Available for Sale" or "Held to Maturity" categories. Although the accounting procedures specify a third category for "Trading Securities" the company does not engage in securities trading and therefore this category is not used. Management has decided that the Bank's liquidity investments are designated as "Available for Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered available for sale. As of September 30, 1995, the corporation had an after-tax unrealized gain in the "Available for Sale" category of $620,000.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION


MARKET AREA ECONOMIC CONDITIONS

     CNB Financial Corporation is headquartered in Clearfield, Pennsylvania in the north-central region of the state. Due to the small population of the area, little specific economic analysis is available. Despite the Corporation's relative proximity to State College, the demographic and economic characteristics are significantly different. For example, State College is reported by PNC Bank's Economics Division to have a September, 1995 unemployment rate of 3.7%. Data from the Bureau of Research Statistics reported that the Clearfield-Jefferson County labor market had a 7.5% unemployment rate for August of 1995. This was down from the 8.0% unemployment rate reported in July.

     Industry in the area is dominated by trucking companies, coal producers and timber/paper companies. These industries provide some stability to the region while building and construction vary greatly by season and serve to distort true unemployment and economic reporting.

     With the recent location into the area of a nationally known retailer's northeast distribution center, the area's housing market has been characterized as there being a shortage of middle-income housing. This is evidenced in the general rise in housing prices. Moderate housing construction is visible and the Corporation's market area is believed to be growing though no formal documents are yet available.

ASSETS
------

     Total assets have grown 4.41% since one year ago to $289.5 million. The growth has occurred in the loan portfolios with approximately equal percentage increases in the mix of commercial, consumer and real estate related loans. Total gross loans were $190.5 million on September 30, 1995 compared to $183.8 million twelve months ago. The growth in loans has been supported by $14 million in higher core deposit growth, retained earnings and borrowed federal funds.

     The Corporation's interest earning assets consist of deposits with other banks, federal funds sold, short term investments, investment securities and loans. Management uses the short term liquid assets to balance changes in either loans or core deposits. Over the past year, the increase in loans has been funded mainly by core deposit growth in the Bank's new deposit product called "The Prime Money Fund". This product has proved very successful in stemming the outflow of deposits into non-bank financial service companies. The Bank's product pays interest which is competitively set from published short term indices.

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

     In analyzing of the sale, Management calculated the 1994 yield on higher education students to be 7.80%, including the U.S. Government's special allowance. In anticipation of the sale, the investment portfolio was increased by $3 million in securities with a weighted average yield of 7.91%. The additional proceeds were expected and have been deployed in higher yielding loan categories. Under the agreement with SLMA, the Bank has the one-time option to again begin holding higher education student loans as assets. Management has not exercised this option because of internal accounting constraints and the labor intensive aspects of managing student loans. The Bank does receive premiums and fees for the applications it submits.

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

     Additionally, the Bank will open a leased branch on November 15, 1995 in Bradford, McKean County, Pennsylvania and is finishing the construction of a de novo branch which is contemplated to open in mid January, 1996.

LIABILITIES
-----------

     Total deposits on September 30, 1995 were $246.5 million, an increase of $14.0 million over September 30, 1994 and an increase of $15.8 million from the year-end. Deposit growth occurred primarily in a new deposit product called "The Prime Money Fund" which pays on an indexed rate.

     Management believes that the deposit customers paid the major portion of the deposit premium increase in 1988. Therefore, with the Federal Deposit Insurance Corporation's September rebate, Management offered this new money market checking account which pays interest based on the IBC Donoghue Retail index an additional .5% interest until year-end 1995. The FDIC rebate, along with the reduced premium, financially offset the higher interest expense. However, Management believes the $16 million of deposit growth has long term benefits to our shareholders through increased deposit relationships.

     This product has reversed the general deposit declines or slow growth rates have occurred industry-wide as consumers seek higher returns in non-traditional financial vehicles such as mutual funds.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest rate sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest risk management seeks to avoid instability in net interest margins and to enhance consistent growth of net interest income through periods of volatile interest rates.

     Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting guidelines. These assets totaled $47.5 million at September 30, 1995 compared to $37.1 million on September 30, 1994. Contractual payments of principal and interest as well as some early pay-off of loans also provide a source of liquidity. Principal payments of $52.4 million are contractually due within one year as compared to $40.1 million as of September 30, 1994. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. Additionally, the Bank has arranged a large back-up facility at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of September 30, 1995, the Bank had $11.0 million in unused lines of credit available with correspondent commercial banks. Also, the Bank has an available credit line with the Federal Home Loan Bank in the amount of $61.0 million and a $9 million line with the Federal Reserve Bank of Philadelphia.

     Management regularly monitors the relationship between interest-earning assets and interest bearing liabilities maturing or repricing during similar intervals. Management also implements actions designed to reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was .77% on September 30, 1995, compared to 1.27% at September 30, 1994.

     Some changes in assumptions and methodology account for the wide period-to-period swing.

     The Board of Directors, working through Management, adopted a separate Interest Rate Risk Policy on September 26, 1995. This policy sets specific limits, responsibilities and reporting to provide for stability in earnings under fluctuating interest rates. This policy provides for only the most prudent measures to be taken by a community bank to avoid earnings instability.

CAPITAL RESOURCES
-----------------

     The Corporation's capital position, of $37.1 million on September 30, 1995, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on retained earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

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


     The table below summarizes the Corporation's regulatory capital ratios at September 30, 1995 and 1994:


                                           3rd Qtr. 3rd Qtr.
                                              1995   1994   Regulatory
                                             ------  -----   Minimum
                                                             -------

  Tier 1 Risk-Based Capital Ratio  14.01%             18.5%    5.5%
  Total Risk-Based Capital Ratio             14.90%  19.6%     8.0%
  Leverage Ratio                             12.27%  12.3%     3.0%

REGULATORY MATTERS
------------------

     The Corporation and its Subsidiary (the Bank) are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and the Bank. Management reviews all such recommendations promptly and initiates corrective action. Our primary regulator, the Comptroller of the Currency, conducted a safety and soundness review during July, 1995 and their results included several recommendations to improve the overall operations of the Corporation, but found no significant deficiencies in the Bank's reported results or functionality. The Comptroller of the Currency and the Federal Reserve Bank of Philadelphia concluded examinations during the third quarter of last year. Both agencies noted no substantial deficiencies at that time. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and Subsidiary.

     Management uses a variety of reports to gauge local economic conditions. One important source of information is the quarterly subscription to PNC Bank Economics Division's "National Economic Outlook" which includes focus on both Pennsylvania and some Metropolitian Statistical Areas. Another more refined source of information is the Pennsylvania Department of Labor and Industry Bureau of Research Statistics bi-monthly economic release. This reprot, as mentioned earlier, provides basic statistics for employment activity but does not breakout economic growth for the Corporation's market area. Visible signs of growth are evident in the new construction and the prices in the housing market.

     The Bank's loan policy states the loans over 90 days past due be placed on non-accrual status. However, policy allows that if the loan is sufficiently collateralized, the loan review officer may allow the loan to continue accruing based on the expected full return of the Bank's monies when the collateral is liquidated. The table below compares 90 days and over delinquencies by type of loan for September 30, 1995 and 1994.

                                1995                        1994

                     Over 90 Days  Over 90 Days  Over 90 Days  Over 90 Days
                     Accruing      Non-Accruing  Accruing      Non-Accruing
                     ------------  ------------  ------------  ------------
Commercial Loans       $1,467,471                  $  706,447      $836,302

Mortgage Loans            227,458       114,388       580,027        18,576

Installment Loans         205,409                     220,755

                       $1,900,338      $114,388    $1,507,229      $854,878


RESULTS OF OPERATIONS
---------------------

     Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

NET INTEREST INCOME
-------------------

     Total interest income for the quarter of $5.473 million reflects an 11.4% increase or $560,000 more interest income when compared with the same three months of 1994. This interest income increase for the quarter comes despite relative large fluctuations in interest rates and represents active management of the margin by executive management. The ability to reprice approximately $10 million of maturing investments at rates substantially higher than two years ago was also an influencing factor. Exhibit A at the end of this discussion analysis interest income categories and yields.

     Total interest expense of $2.44 million for the quarter reflects an increase of 32.0% from interest expense of $1.85 million for the same quarter of 1994. The increase represents a marked shift by consumers from lower yielding non-maturity accounts to longer term, higher rate certificates of deposit. Eighteen and twenty-four month certificates of deposits originated in late 1993 and 1994 are renewing at rates earning at least 1% higher than were maturing while the premium rate paid on the new deposit product also increased the cost of funds.

     Net interest income for the nine months ending September 30, 1995 totaled $6.1 million for an increase of 5.1% over the same six months one year ago. This increase is attributable to the quick response pricing managers take, in light of changing rates and the close management of repricing assets and liabilities. Again, Exhibit A details changes in interest rate yields for deposit categories.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

     The provision for possible loan losses was $65,000 less in 1995 for the same period last year as management has seen decreasing trends in charge-offs and increased recoveries over the past eight quarters. The present allowance for loan losses of $2.171 million represents 1.13% of outstanding loans compared to $2.03 million or 1.09% on September 30, 1994. Non-performing assets (NPA), which include non-accrual loans and other real estate owned were $234,000 at end of quarter. This gives an NPA to loan loss reserve ratio of 0.11% at the period end. The greater provision for loan losses as compared to actual loan losses is intended to reach a goal management has set which will place the company in the high performing percentiles for peer comparison.

     Management performs quarterly adequacy analysis on the loan loss reserve. The loan review officer determines adequacy by following the BC-201 Qualitative factors and eight quarters of loan loss experience. The officer's analysis is performed broken down by the loan categories; Commercial and Industrial Loans, Commercial Real Estate Loans, Residential Real Estate, Consumer Installment and Credit Card Loans.

NON-INTEREST INCOME
-------------------

     Total other income for the third quarter of 1995 of $421,000 is $73,000 more than during the same period in 1994. Increased service charge revenues on new transaction accounts and higher fiduciary fees account for the remaining added revenues.


NON-INTEREST EXPENSE
--------------------

     Total non interest expense for the three months ended September 30, 1995 was $100,000 higher than the same period one year ago. The increase in expenses is related to the opening of new branches and the amortization of the costs associated with the Corporation's new headquarter's addition. Increased salary expense represents the new staff hired to staff the branch which will open on November 15, 1995. Also, annual merit increases contribute to the period's increase over last year. Included as a reduction in expenses is the $146,500 rebate from the FDIC for insurance premiums, which the Bank received on September 19, 1995.

NET INCOME
----------

     Net income for the third quarter 1995 was $1,017,000 or $.59 per share. This compares to net income and earnings per share for the same quarter in 1994 of $985,000 and $.57 per share.

     The Corporation has earned $2.803 million compared with $2.65 million during the same nine months of 1994. This 5.78% increase is due to higher net interest margins and increased customers in flat fee based demand accounts as well as the reduction in FDIC insurance expense. Year to date the Corporation has earned $1.63 per share and paid cash dividends of $.87 per share. In 1994 the Corporation had earned $1.54 per share and paid cash dividends of $.81 per share.

     Return on average assets through September 30, 1995 and average equity was 1.38% and 10.11% respectively for the first nine months of 1995.

INCOME TAXES
------------

     The provision for income taxes of $278,000 for the third quarter of 1995 is $24,000 less than the same period in 1994. On a year-to-date basis, the Corporation has accrued $879,000 in federal income taxes which is $13,000 more than last year.

                                   EXHIBIT A

Average Consolidate Balance Sheet
   and Net Interest Margin
(Dollars in thousands)

                                                           September 30, 1995                 December 31, 1994
                                                     Average    Annual     Interest      Average    Annual     Interest
                                                     Balance      Rate    Inc./Exp.      Balance     Rate     Inc./Exp.
Assets
Securities
Interest-bearing deposits with banks                     --                      --       1,306      6.97%          91
Federal funds sold and securities
     purchased under agreements to resell             1,376      5.73%           59       1,130      3.81%          43
Other short-term investments                                                      0                                  0
Investment Securities:
    Taxable                                          52,892      6.06%        2,397      55,712      3.35%       2,983
    Tax-Exempt  (1)                                  21,103      8.74%        1,380      21,744      8.62%       1,874
  Total securities                                   75,371      6.80%        3,836      79,892      6.25%       4,991
Loans
Commercial                                           43,025      8.59%        2,765      37,544      7.41%       2,782
Mortgage                                             88,767      9.55%        6,338      85,892      8.68%       7,456
Installment                                          53,379      8.30%        3,315      53,756      8.51%       4,575
  Total loans  (2)                                  185,171      8.97%       12,418     177,192      8.36%      14,813
Total earning assets                                260,542      8.34%       16,254     257,084      7.70%      19,804
Non Interest Bearing Assets
   Cash & Due From Banks                              7,404                       0       7,228                      0
    Premises & Equipment                              6,140                       0       4,471                      0
    Other Assets                                      2,986                       0       2,600                      0
    Allowance for Possible Loan Losses               (2,172)                      0      (1,927)                     0
   Total Non-interest earning assets                 14,358         --            0      12,372        --            0
   Total Assets                                     274,900                  16,254     269,456                 19,804

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing                            54,651      1.94%          791      50,779      1.84%         935
Savings                                              39,797      2.55%          758      42,719      2.07%         886
Time                                                111,739      5.74%        4,811     109,912      4.70%       5,165
Total interest-bearing deposits                     206,187      4.12%        6,360     203,410      3.43%       6,986
Short-term borrowings                                 5,861      5.25%          230       5,162      4.63%         239
Long-term borrowings                                      0                       0           0                      0
  Total interest-bearing liabilities                212,048      4.16%        6,590     208,572      3.46%       7,225
Demand - non-interest-bearing                        25,526         --            0      26,225        --            0
Other liabilities                                     1,221         --            0       1,199        --            0
  Total Liabilities                                 238,795      3.69%        6,590     235,996      3.06%       7,225
Shareholders' equity                                 36,105         --            0      33,460        --            0
   Total Liabilities and Shareholders' Equity       274,900                   6,590     269,456                  7,225


Interest income/earning assets                                   8.34%       16,254                  7.70%      19,804
Interest expense/interest bearing liabilities                    4.16%        6,590                  3.44%       7,225
Net Interest Spread                                              4.19%        9,664                  4.24%      12,579


Interest Income/Interest Earning Assets                          8.34%       16,254                  7.70%      19,804
Interest expense/Interest Earning Assets                         3.69%        6,590                  2.81%       7,225
Effect of Non Interest Bearing Funds                             0.47%            0                  0.65%           0
Net Interest Margin                                              4.65%        9,664                  4.89%      12,579

                                                                  September 30, 1994
                                                          Average      Annual       Interest
                                                          Balance        Rate      Inc./Exp.
Assets
Securities
Interest-bearing deposits with banks                       1,319        9.22%            91
Federal funds sold and securities
     purchased under agreements to resell                  1,403        3.62%            38
Other short-term investments                                  --                         --
Investment Securities:
    Taxable                                               57,269        5.22%         2,234
    Tax-Exempt  (1)                                       21,172        9.11%         1,443
  Total securities                                        81,163        6.27%         3,806
Loans
Commercial                                                37,424        7.23%         2,024
Mortgage                                                  84,290        8.63%         5,443
Installment                                               53,192        8.57%         3,408
  Total loans  (2)                                       174,906        8.31%        10,875
Total earning assets                                     256,069        7.67%        14,681
Non Interest Bearing Assets
   Cash & Due From Banks                                   7,124                          0
    Premises & Equipment                                   4,345                          0
    Other Assets                                           2,601                          0
    Allowance for Possible Loan Losses                    (1,885)                         0
   Total Non-interest earning assets                     (12,185)         --              0
   Total Assets                                          268,254                     14,681

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing                                 50,660        1.84%           698
Savings                                                   41,957        2.14%           673
Time                                                     111,029        4.57%         3,798
Total interest-bearing deposits                          203,646        3.39%         5,169
Short-term borrowings                                      4,942        4.17%           154
Long-term borrowings                                           0                          0
  Total interest-bearing liabilities                     208,588        3.41%         5,323
Demand - non-interest-bearing                             25,830          --              0
Other liabilities                                          1,172          --              0
  Total Liabilities                                      235,590        3.02%         5,323
Shareholders' equity                                      32,664          --              0
   Total Liabilities and Shareholders' Equity            268,254                      5,323


Interest income/earning assets                                          7.67%        14,681
Interest expense/interest bearing liabilities                           3.41%         5,323
Net Interest Spread                                                     4.23%         9,358


Interest Income/Interest Earning Assets                                 7.67%        14,681
Interest expense/Interest Earning Assets                                3.02%         5,323
Effect of Non Interest Bearing Funds                                    0.39%             0
Net Interest Margin                                                     4.64%         9,358

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1995 and 1994, adjusted for certain tax preferences.

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

                          PART II.   OTHER INFORMATION


        ITEM 5.   OTHER INFORMATION

                  The Corporation received correspondence from the Securities and Exchange Commission requesting the company provide more information in its quarterly filings. This document attempts to include all information which was outlined.


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



                                    CNB FINANCIAL CORPORATION
                                          (Registrant)



Date:    November 15, 1995        /s/ James P. Moore
     ------------------------     --------------------------------
                                  James P. Moore
                                  President and Director
                                  (Principal Executive Officer)



Date:    November 15, 1995        /s/ J. Matthew McEnroe
     ------------------------     --------------------------------
                                  J. Matthew McEnroe
                                  Assistant Secretary
                                  and Treasurer
                                  (Principal Accounting Officer)