Form 10-K
period 1995-12-31
CNB FINANCIAL CORP/PA
filed 1996-03-29
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission File Number 0-13396

                           CNB FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

       Pennsylvania                                 25-1450605
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                              County National Bank
                           Market and Second Streets
                                  P.O. Box 42
                         Clearfield, Pennsylvania 16830
                    (Address of principal executive offices)

       Registrant's telephone number, including area code, (814) 765-9621

       Securities registered pursuant to Section 12 (b) of the Act:  None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $4.00 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
      ---- -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1996.

     Common Stock, $4.00 Par Value -  $52,977,146

The number of shares outstanding of the issuer's common stock as of March 1, 1996:

     Common Stock, $4.00 Par Value - 1,722,834 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholder's Report for the year ended December 31, 1995 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 16, 1996 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

     Exhibit index is located on sequentially numbered page 14.

                                     INDEX


                                    PART I.

ITEM   1.    BUSINESS...........................................   3

ITEM   2.    PROPERTIES.........................................  10

ITEM   3.    LEGAL PROCEEDINGS..................................  10

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

                                    PART II.


ITEM   5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS...................  11

ITEM   6.    SELECTED FINANCIAL DATA............................  11

ITEM   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....  11

ITEM   8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  11

ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...............  11


                                   PART III.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..  11

ITEM 11.    EXECUTIVE COMPENSATION..............................  11

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT..............................  12

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  12

                                    PART IV.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K............................ 12-13

            SIGNATURES..........................................  14

            LETTER OF INDEPENDENT AUDITOR.......................  15

            EXHIBIT 3(a)........................................  17

            EXHIBIT 3(b)........................................  23

                                    PART I.


ITEM 1.  BUSINESS

CNB FINANCIAL CORPORATION

     CNB Financial Corporation (The Corporation) is a Bank Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Bank Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution. The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, The Corporation is limited to owning or controlling banks and engaging in such other activity as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank.

COUNTY NATIONAL BANK

     The Bank is a nationally chartered banking institution incorporated in 1934. The Bank's Main Office is located on the Corner of Market and Second Streets, Clearfield, (Clearfield County) Pennsylvania. The Bank's primary marketing area consists of the Pennsylvania County of Clearfield (excluding Sandy, Brady and Huston Townships and the city of DuBois). It also includes those parts of Centre County consisting of Philipsburg Borough, Rush Township, Burnside Township and the western portion of Snow Shoe Township, as well as Elk County excluding Highland, Jones and Millstone Townships. The Bank opened a full service branch in Bradford, McKean County in 1995 and serves the entire county. The area is located in northern and central Pennsylvania and is situated approximately one hundred miles east of the Pittsburgh Metropolitan area and a similar distance west of the Harrisburg area. The estimated population of the general trade area is 100,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and abundant reserves of coal, clay and timber play a significant role.

     In addition to the Main Office, the Bank has 10 full-service branch offices in the communities of Bradford, Clearfield, Karthaus, Madera, Osceola Mills, Philipsburg, and St. Marys, Pennsylvania and one drive-in, with lobby, located in Clearfield, Pennsylvania. The Bank opened an in-store, full-service supermarket branch in St. Marys, Elk County in 1994. This branch operates on a 6 day a week basis. The Bank has completed construction of a full service branch office in Houtzdale, Clearfield County, and has notified the Comptroller of the Currency ("Comptroller") of its January 10, 1996 opening date.

     The Bank is a full-service bank. It engages in a full range of banking activities and services in individual, business, governmental and institutional customers. These activities and services principally include checking, savings, time and transaction accounts; real estate, commercial, industrial and residential and consumer loans; and a variety of other specialized financial services. Its Trust division offers a full range of client services.

     The Bank's customer base is such that loss of one customer relationship or a related group of depositors would not have a materially adverse effect on the business of the Bank.

     The Bank's loan portfolio is diversified so that one industry, group of related industries or changes in household economic conditions does not comprise a material portion of the loan portfolio.

     The Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

COMPETITION

     With 33.3% of total bank deposits in its primary market area, County National Bank is the largest headquartered bank in its trade area and competes actively with two community banks in the same area as well as several large regional banks headquartered outside the area. According to the latest FDIC summary of deposits, June 30, 1995, the Bank's share of deposits in its total market area is 17.35%. The Bank has 20.39% of the Clearfield County deposit base and much smaller percentages of market share in the Elk and McKean county region. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

     The banking industry in the Bank's service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit union. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from the economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, leasing companies and even government agencies provide additional competition for loans and other financial services. Some of the financial service providers operating in the Bank's market area operate on a large-scale regional basis and possess resources greater than those of the Bank and the Corporation.

SUPERVISION AND REGULATION

     The Bank is subject to supervision and examination by applicable federal and state banking agencies, including the Comptroller. In addition, the Bank is insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

EXECUTIVE OFFICERS

     The table below lists the executive officers of The Corporation and County National Bank and sets forth certain information with respect to such persons.


                            AGE AT         PRINCIPAL OCCUPATION
NAME                   DECEMBER 31, 1995   FOR LAST FIVE YEARS
----                  ------------------  ---------------------
JAMES P. MOORE                60           PRESIDENT AND CHIEF EXECUTIVE
                                           OFFICER, CNB FINANCIAL CORPORATION
                                           SINCE 9/20/83. CHAIRMAN OF THE BOARD,
                                           COUNTY NATIONAL BANK SINCE 3/19/91,
                                           PREVIOUSLY, PRESIDENT & CHIEF
                                           EXECUTIVE OFFICER, COUNTY NATIONAL
                                           BANK SINCE 4/15/82.

WILLIAM F. FALGER             48           EXECUTIVE VICE PRESIDENT, CNB
                                           FINANCIAL CORPORATION SINCE 3/28/95.
                                           PREVIOUSLY VICE PRESIDENT, SECRETARY
                                           AND TREASURER. PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER, COUNTY NATIONAL
                                           BANK SINCE 1/01/93, PREVIOUSLY, GROUP
                                           VICE PRESIDENT, COUNTY NATIONAL BANK
                                           SINCE 4/89;



WILLIAM A. FRANSON            52           SECRETARY, CNB FINANCIAL CORPORATION
                                           SINCE 3/28/95. PREVIOUSLY, ASSISTANT
                                           SECRETARY SINCE 3/27/84. EXECUTIVE
                                           VICE PRESIDENT AND CASHIER, CHIEF
                                           OPERATING OFFICER COUNTY NATIONAL
                                           BANK SINCE 1/01/93, PREVIOUSLY SENIOR
                                           VICE PRESIDENT, COUNTY NATIONAL BANK
                                           SINCE 4/15/82.

CARL J. PETERSON              58           ASSISTANT SECRETARY, CNB FINANCIAL
                                           CORPORATION, SINCE 3/27/84. SENIOR
                                           VICE PRESIDENT AND TRUST OFFICER,
                                           COUNTY NATIONAL BANK, SINCE 4/15/82.

J. MATTHEW MCENROE            40           TREASURER, CNB FINANCIAL CORPORATION
                                           SINCE 3/28/95. SENIOR VICE PRESIDENT,
                                           CHIEF FINANCIAL OFFICER, COUNTY
                                           NATIONAL BANK, SINCE 8/22/94 PRIOR
                                           THERETO, VICE PRESIDENT, CHIEF
                                           FINANCIAL OFFICER AND TREASURER,
                                           BUCKS COUNTY BANK, SINCE 9/87.

MARK D. BREAKEY               37           SENIOR VICE PRESIDENT, SENIOR LOAN
                                           OFFICER, SINCE 3/28/95. VICE
                                           PRESIDENT, COMMERCIAL BANKING SINCE
                                           4/93, ASSISTANT VICE PRESIDENT
                                           COMMUNITY LENDING, ST. MARYS, SINCE
                                           12/23/91 PRIOR THERETO, LENDING
                                           OFFICER, MELLON BANK


     Officers are elected annually at the reorganization meeting of the Board of Directors. There are not any arrangements or understandings between any and all of the above officers and any other persons pursuant to which they were selected as officers. In addition, there are not any family relationships between the above officers.

EMPLOYEES

     The Corporation has no employees who are not employees of the County National Bank. As of December 31, 1995, the Bank had a total of 167 employees of which 139 were full time and 28 were part time.

MONETARY POLICIES

     The earnings and growth of the banking industry are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market activities in U.S. Government Securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These operations are used in varying combinations to influence overall economic growth and indirectly, bank loans, investments and deposits. These variables may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

     In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and the Bank.

DISTRIBUTION OF ASSETS, LIABILITIES, & SHAREHOLDER'S EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     The following tables set forth statistical information relating to the Registrant and its wholly-owned subsidiary. The table should be read in conjunction with the consolidated financial statements of the Registrant which are incorporated by reference hereinafter.



AVERAGE CONSOLIDATE BALANCE SHEET
 AND NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                       DECEMBER 31, 1995                     DECEMBER 31, 1994
---------------------------------------------------------------------------------------------------------
                               AVERAGE      ANNUAL      INTEREST      AVERAGE      ANNUAL      INTEREST
                               BALANCE       RATE       INC./EXP.     BALANCE       RATE       INC./EXP.
---------------------------------------------------------------------------------------------------------
ASSETS

 Interest-bearing deposits
  with banks                   $     18         2.42%      $     0    $  1,306         6.97%      $    91
 Federal funds sold and
  securities purchased under
  agreements to resell            1,450         5.59%           81       1,130         3.81%           43
 Other short-term                                                0                                      0
  investments
 INVESTMENT SECURITIES:
    Taxable                      54,681         5.97%        3,264      55,712         5.35%        2,983
    Tax-Exempt  (1)              21,495         8.62%        1,853      21,744         8.62%        1,874
---------------------------------------------------------------------------------------------------------
  Total Investment
   Securities                    76,176         6.72%        5,117      77,456         6.27%        4,857
LOANS
    Commercial                   44,621         8.56%        3,818      37,544         7.41%        2,782
    Mortgage                     89,215         9.03%        8,057      85,892         8.68%        7,456
    Installment                  54,293         9.16%        4,974      53,756         8.51%        4,575
---------------------------------------------------------------------------------------------------------
  Total Loans  (2)              188,129         8.96%       16,849     177,192         8.36%       14,813
Total Earning Assets            265,773         8.30%       22,047     257,084         7.70%       19,804
NON INTEREST BEARING ASSETS
  Cash & Due From Banks           7,480                          0       7,228                          0
   Premises & Equipment           6,482                          0       4,471                          0
   Other Assets                   2,902                          0       2,600                          0
   Allowance for Possible
    Loan Losses                  (2,173)                         0      (1,927)                         0
---------------------------------------------------------------------------------------------------------
   Total Non-interest
    earning assets               14,691           --             0      12,372           --             0
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                   $280,464                    $22,047    $269,456                    $19,804
                           ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS
    Demand -
     Interest-Bearing          $ 56,284         1.98%      $ 1,115    $ 50,779         1.84%      $   935
    Savings                      38,716         2.72%        1,052      42,719         2.07%          886
    Time                        116,239         5.83%        6,778     109,912         4.70%        5,165
---------------------------------------------------------------------------------------------------------
 Total Interest-Bearing
  Deposits                      211,239         4.23%        8,945     203,410         3.43%        6,986
 Short-Term Borrowings            5,229         5.32%          278       5,162         4.63%          239
 Long-Term Borrowings                 0                          0           0                          0
---------------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                  216,468         4.26%        9,223     208,572         3.46%        7,225
 Demand -
  Non-Interest-Bearing           25,788           --             0      26,225           --             0
 Other Liabilities                1,766           --             0       1,199           --             0
---------------------------------------------------------------------------------------------------------
  Total Liabilities             244,022         3.78%        9,223     235,996         3.06%        7,225
 Shareholder's Equity            36,442           --             0      33,460           --             0
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          $280,464                    $ 9,223    $269,456                    $ 7,225
                           ==============================================================================


Interest Income/Earning
 Assets                                         8.30%      $22,047                     7.70%      $19,804
Interest Expense/Interest
 Bearing Liabilities                            4.26%        9,223                     3.46%        7,225
---------------------------------------------------------------------------------------------------------
NET INTEREST SPREAD                             4.04%      $12,824                     4.24%      $12,579
                                       ===========================            ===========================


Interest Income/Interest
 Earning Assets                                 8.30%      $22,047                     7.70%      $19,804
Interest Expense/Interest
 Earning Assets                                 3.47%        9,223                     2.81%        7,225
---------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                             4.83%      $12,824                     4.89%      $12,579
                                       ===========================            ===========================



                                             DECEMBER 31, 1993
---------------------------------------------------------------------------
                                      AVERAGE      ANNUAL         INTEREST
                                      BALANCE       RATE         INC./EXP.
---------------------------------------------------------------------------
ASSETS

 Interest-bearing deposits
  with banks                          $  3,131         7.76%      $  243
 Federal funds sold and
  securities purchased under
  agreements to resell                   2,944         3.02%          89
 Other short-term
  investments                              743         3.23%          24
 INVESTMENT SECURITIES:
    Taxable                             62,777         5.71%       3,586
    Tax-Exempt  (1)                     25,449         8.82%       2,245
--------------------------------------------------------------------------
  Total Investment
   Securities                           88,226         6.61%       5,831
LOANS
    Commercial                          35,087         6.94%       2,436
    Mortgage                            76,069         8.80%       6,697
    Installment                         45,890         9.66%       4,435
--------------------------------------------------------------------------
  Total Loans  (2)                     157,046         8.64%      13,568
Total Earning Assets                   252,090         7.84%      19,755
NON INTEREST BEARING ASSETS
  Cash & Due From Banks                  6,701                         0
   Premises & Equipment                  4,421                         0
   Other Assets                          2,701                         0
   Allowance for Possible
    Loan Losses                         (1,553)                        0
--------------------------------------------------------------------------
   Total Non-interest
    earning assets                      12,270           --            0
--------------------------------------------------------------------------
TOTAL ASSETS                          $264,360                   $19,755
                                   =======================================



LIABILITIES AND SHAREHOLDER'S EQUITY
INTEREST-BEARING DEPOSITS

    Demand -
     Interest-Bearing                 $ 49,460         2.31%      $1,142
    Savings                             41,531         2.50%       1,040
    Time                               115,217         4.67%       5,382
--------------------------------------------------------------------------
 Total Interest-Bearing
  Deposits                             206,208         3.67%       7,564
 Short-Term Borrowings                   1,292         2.48%          32
 Long-Term Borrowings                        0           --            0
--------------------------------------------------------------------------
  Total interest-bearing
   liabilities                         207,500         3.66%       7,596
 Demand -
  Non-Interest-Bearing                  23,360           --            0
 Other Liabilities                       1,212           --            0
--------------------------------------------------------------------------
  Total Liabilities                    232,072         3.27%       7,596
 Shareholder's Equity                   32,288           --            0
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $264,360                    $7,596
                           ===============================================


Interest Income/Earning
 Assets                                                7.84%     $19,755
Interest Expense/Interest
 Bearing Liabilities                                   3.66%       7,596
--------------------------------------------------------------------------
NET INTEREST SPREAD                                    4.18%     $12,159
                                              ============================


Interest Income/Interest
 Earning Assets                                        7.84%     $19,755
Interest Expense/Interest
 Earning Assets                                        3.01%       7,596
--------------------------------------------------------------------------
NET INTEREST MARGIN                                    4.82%     $12,159
                                              ============================



(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1995, 1994 and 1993, adjusted for certain tax preferences.
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income.
    The amount of loan fees included in the interest income on loans is not material.


RATE-VOLUME VARIANCE                        1995 over(under) 1994                               1994 over(under) 1993
(DOLLARS IN THOUSANDS)                        Due to Change in                                    Due to Change in
-----------------------------------------------------------------------------------------------------------------------------------

                                   VOLUME             RATE             NET         VOLUME                 RATE             NET
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

 Interest-Bearing Deposits
  with Banks                            ($55)           ($35)          ($90)        ($129)                ($23)              ($152)

 Federal Funds Sold and
  Securities
   Purchased Under
    Agreements to Resell                  14              24             38           (65)                  19                 (46)

 Other Short-Term                          0               0              0             0                    0                 (24)
  Investments
 INVESTMENT SECURITIES:
    Taxable                              (56)            337            281          (387)                (216)                (603)

    Tax-Exempt                           (21)              0            (21)         (320)                 (51)                (371)

                               ------------------------------------------------   -------------------------------------------------
  Total Investment Securities            (77)            337            260          (707)                (267)                (974)
   Securities
 LOANS
    Commercial                           569             467          1,036           176                  170                  346
    Mortgage                             294             307            601           854                  (95)                 759
    Installment                           46             353            399           707                 (567)                 140
                               ----------------------------------------------   ---------------------------------------------------
   Total loans                           909           1,127          2,036         1,737                 (492)               1,245
                               ----------------------------------------------   ---------------------------------------------------
TOTAL EARNING ASSETS                   $ 791          $1,452         $2,243        $  835                 ($762)             $   49
                               ==============================================   ===================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS
  Demand - Interest-Bearing           $ 106           $   74         $  180        $     30          ($231)                (207)
  Savings                               (89)             255            166              30           (179)                (154)
  Time                                  311            1,302          1,613            (248)            32                 (217)
                               ---------------------------------------------   -------------------------------------------------
  Total Interest-Bearing                316            1,590          1,959            (188)          (378)                (578)
   Deposits
  Short-Term Borrowings                   3               36             39              96             28                  207
                               ---------------------------------------------   -------------------------------------------------
Total Interest-Bearing
 Liabilities                          $ 319           $1,626         $1,998            ($92)         ($350)               ($371)
                               =============================================   =================================================

                               =============================================   =================================================

CHANGE IN NET INTEREST INCOME         $ 473            ($174)        $  245         $  927          ($412)              $  420
                               =============================================   ====================================================


1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2. Included in interest income is $192,412, $348,838 and $402,390 of fees for the years ending 1995, 1994 and 1993, respectively.

3. Income on restructured loans accounted under SFAS Nos. 114 & 118 are included in interest earning assets; there is no income being recognized on a cash basis.




INVESTMENT PORTFOLIO
(IN THOUSANDS)                                DECEMBER 31, 1995                                DECEMBER 31, 1994

                                  ---------------------------------------------     ---------------------------------------------
                                                    UNREALIZED                                        UNREALIZED
                                    AMORTIZED  ---------------------   MARKET        AMORTIZED -----------------------   MARKET
                                      COST       GAINS      LOSSES      VALUE           COST       GAINS      LOSSES      VALUE
                                  ---------------------------------------------     ---------------------------------------------
SECURITIES TO BE HELD TO MATURITY:
U.S. Treasury..............         $      --  $      --   $      --  $      --       $      --  $      --   $      --  $      --
U.S. Government agencies
    and corporations.......             1,989         18          --      2,007              --         --          --         --
Obligations of States and
    Political Subdivisions.            11,251        439           5     11,685          16,845        360         241     16,964
Other Debt Securities......            11,681        183          16     11,848          17,108         17         201     16,924
Marketable Equities........                --         --          --         --              --         --          --         --
                                  ---------------------------------------------     ---------------------------------------------
                                      $24,921     $  640     $    21    $25,540         $33,953      $ 377      $  442    $33,888
                                  =============================================     =============================================

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury..............           $11,500     $   99     $     5    $11,594         $15,528  $    --        $  280    $15,248
U.S. Government agencies
    and corporations.......            24,527        271         106     24,692          18,233         10         688     17,555
Obligations of States and
    Political Subdivisions.            11,155        289          10     11,434           1,735          4          61      1,678
Other Debt Securities......             1,528         17           5      1,540           1,958         --          87      1,871
Marketable Equities........             1,405        342          --      1,747             816        210          17      1,009
                                  ---------------------------------------------     ---------------------------------------------
                                      $50,115     $1,018     $   126    $51,007         $38,270      $ 224      $1,133    $37,361
                                  =============================================     =============================================
MATURITY DISTRIBUTION OF INVESTMENT
SECURITIES (IN THOUSANDS)
DECEMBER 31, 1995
                                         WITHIN             AFTER ONE BUT               AFTER FIVE BUT             AFTER
                                        ONE YEAR           WITHIN FIVE YEARS           WITHIN TEN YEARS           TEN YEARS
                                   --------------------------------------------     ---------------------------------------------
                                    $ Amt      Yield       $ Amt      Yield           $ Amt      Yield       $ Amt      Yield
                                   ---------  ---------   ---------  ---------       ---------  ---------   ---------  ---------
SECURITIES TO BE HELD TO MATURITY:
U.S. Government agencies
    and corporations.......         $      --           %  $      --           %        $ 1,989       6.90%  $      --           %
Obligations of States and
    Political Subdivisions.             2,695       9.47%      3,789       9.64%          4,767       8.83%         --         --
Other Debt Securities......             3,629       6.64%      8,051       6.82%             --         --          --         --
                                  ---------------------------------------------     ---------------------------------------------
                                        6,324       7.85%     11,840       7.72%          6,756       8.26%          0       0.00%
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury..............             4,999       6.32%      6,501       6.11%             --         --          --         --
U.S. Government agencies
    and corporations.......             2,251       5.12%     21,256       6.47%          1,021       7.85%         --         --
Obligations of States and
    Political Subdivisions.               250       8.86%      1,464       6.25%          7,041       8.22%      2,400       7.53%
Other Debt Securities......                --         --          --         --              --         --          --         --
                                  ---------------------------------------------     ---------------------------------------------
                                        7,500       6.04%     29,221       6.38%          8,062       8.17%      2,400       7.53%
                                  =============================================     =============================================

                             TOTAL    $13,824       6.87%    $41,061       6.77%        $14,818       8.21%     $2,400       7.53%
                                  =============================================     =============================================

The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.





                                                            DECEMBER 31, 1993
                                             ------------------------------------------------
                                                                     UNREALIZED
                                                      AMORTIZED --------------------   MARKET
                                                        COST        GAINS    LOSSES    VALUE
                                             ------------------------------------------------
SECURITIES TO BE HELD TO MATURITY
U.S. Treasury..............                              $15,591    $  114      $ 22  $15,683
U.S. Government agencies
    and corporations.......                               15,994        49       105   15,938
Obligations of States and
    Political Subdivisions.                               23,589       963         1   24,551
Other Debt Securities......                               23,397       506        18   23,885
Marketable Equities........                                  356        91         9      438
                                             ------------------------------------------------
                                                         $78,927    $1,723      $155  $80,495
                                             ================================================

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury..............                              $    --     $  --      $ --  $    --
U.S. Government agencies
    and corporations.......                                   --        --        --       --
Obligations of States and
    Political Subdivisions.                                   --        --        --       --
Other Debt Securities......                                   --        --        --       --
Marketable Equities........                                   --        --        --       --
                                             ------------------------------------------------
                                                         $    --     $  --      $ --  $    --
                                             ================================================
MATURITY DISTRIBUTION OF INVESTMENT
SECURITIES (IN THOUSANDS)
DECEMBER 31, 1995                                    Collateralized Mortgage
                                                      Obligations and Other
                                                     Asset Backed Securities
                                             ------------------------------------------------
                                                        $ Amt      Yield
                                                     -----------  --------
SECURITIES TO BE HELD TO MATURITY
U.S. Government agencies
    and corporations.......                          $      --            %
Obligations of States and
    Political Subdivisions.                                 --        --
Other Debt Securities......                                 --        --
                                             ------------------------------------------------
                                                               0      0.00%
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury..............                                 --        --
U.S. Government agencies
    and corporations.......                                 --        --
Obligations of States and
    Political Subdivisions.                                 --        --
Other Debt Securities......                                1,528      7.00%
                                             ------------------------------------------------
                                                           1,528      7.00%
                                             ================================================

                             TOTAL                       $ 1,528      7.00%
                                             ================================================







LOAN PORTFOLIO
A. TYPE OF LOAN
(IN THOUSANDS):                                 1995               1994            1993           1992            1991
                                           ------------       -------------    -----------    ------------    ------------
 Commercial, Financial and Agricultural      $ 49,643             $40,643         $40,953         $40,203        $45,162
 Real Estate Mortgages                        108,749              99,946          99,014          77,441         66,269
 Installment Loans to Individuals              43,794              44,196          40,488          33,996         36,716
                                             --------             -------         -------         -------        -------
   GROSS LOANS                                203,703             184,785         170,455         151,647        165,127
   Less: Unearned Income                        3,608               2,900           2,499           1,823          1,255
                                             --------             -------         -------         -------        -------
TOTAL LOANS NET OF UNEARNED                  $200,038            $181,789        $107,956        $150,014       $144,871

B. LOAN MATURITIES AND INTEREST SENSITIVITY
                                                                           DECEMBER 31, 1995
                                              ONE YEAR        ONE THROUGH         OVER         TOTAL GROSS
 Commercial Financial and Agricultural        OR LESS          FIVE YEARS       FIVE YEARS       LOANS
 -------------------------------------     ------------       -------------    -----------    ------------
 Loans With Predetermined Rate                $ 4,097             $11,654         $7,676          $23,227
 Loans With Floating Rate                      26,351                  05             --           26,416
                                           ------------       -------------    -----------    ------------
                                              $30,441             $11,719         $7,476          $49,643
                                           ============       =============    ===========    ============

C. RISK ELEMENTS
                                                1995               1994            1993           1992            1991
                                           ------------       -------------    -----------    ------------    ------------
Loans on non-accrual basis                      $414                $957          $1,134           $559           $525
Accruing loans which are contractually
past due 90 days or more as to interest
or principal payments                          2,503                 307             518            700          1,290
Trouble Debt Restructuring                       705                  --              --             --             --
                                           ------------       -------------    -----------    ------------    ------------
                                              $5,322              $1,264          $1,652         $1,338         $1,815
                                           ============       =============    ===========    ============    ============

1. Internal income recorded on the non-accrual loans for the year ended December 31, 1996 was $3,775. Interest income which would have been recorded on these loans had they been on accrual income was $60,258.
2. Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, will increase and it is believed that there will be no loss of interest or principal.
3. As December 31, 1995 there was $3,905,656 in loans which are considered problem loans. In the opinion of management, these loans are adequately insured and losses re believed to be minimal.


SUMMARY OF LOAN LOSS EXPERIENCE


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)   YEARS ENDED DECEMBER 31,
                                                            1995         1994          1993          1992          1991
                                                          ---------    ---------     ---------     ---------    ----------
Balance at beginning of Period                             $ 2,033      $ 1,750       $ 1,502       $ 1,369        $ 1,269
Charge-offs:
  Domestic:
   Commercial, Financial and Agricultural                       59           95           198           307            130
   Real Estate Mortgages                                        28           33            --            12             28
   Installment Loans to Individuals                            282          254           135           164            202
                                                           -------      -------       -------       -------        -------
                                                               369          382           333           483            360

Recoveries:
  Domestic:
   Commercial, Financial and Agricultural                       --           19            26            67             --
   Real Estate Mortgages                                        --           --            --            14             --
   Installment Loans to Individuals                            101          121            30            35             47
                                                           -------      -------       -------       -------        -------
                                                               101          140            56           116             47

                                   Net Charge-offs:           (268)        (242)         (277)         (367)          (313)

                             Provision  for Loan Losses        380          525           525           500            413
                                                        ==========   ==========    ==========    ==========     ==========

                             Balance at End-of Period      $ 2,145      $ 2,033       $ 1,750       $ 1,502        $ 1,369
                                                        ==========   ==========    ==========    ==========     ==========

Ratio of net charge-offs during the period
    to average loans outstanding                              0.14         0.18         0.25           0.22           0.25

The Provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the present loan portfolio. Management's judgement is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.





ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
              (in thousands)

                                            1995               1994               1993               1992               1991
                                    -----------------------------------------------------------------------------------------------
  Domestic:                                      % of               % of               % of               % of               % of
                                               Loans in           Loans in           Loans in           Loans in           Loans in
                                                 each               each               each               each               each
                                               Category           Category           Category           Category           Category
                                       $ Amt.  to Total   $ Amt.  to Total   $ Amt.  to Total   $ Amt.  to Total   $ Amt.  to Total
                                    -----------------------------------------------------------------------------------------------
   Real Estate Mortgages               $  387     53.40%  $   60     54.09%  $   47     52.22%  $  111     51.07%  $   82     45.35%


   Installment Loans to Individual        422     22.24%     210     23.92%     167     23.75%     227     22.42%     229     25.13%


   Commercial, Financial and
     Agricultural                         446     24.36%     895     21.99%     834     24.03%     471     26.51%     562    29.52%
   Unallocated                            890       N/A      868      N/A       702       N/A      693       N/A      496      N/A
                                    ===============================================================================================

                        TOTALS         $2,145    100.00%  $2,033    100.00%  $1,750    100.00%  $1,502    100.00%  $1,369    100.00%

                                    ===============================================================================================

1. In determining the allocation of the allowance for possible credit losses, County National Bank considers economic trends, historical patterns and specific credit reviews.
2. With regard to the credit reviews, a "watchlist" is evaluated on a monthly basis to determine potential commercial losses.
   Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed
   "allocated", while the remaining balance is "unallocated".



DEPOSITS
(in thousands)



December 31,                                      1995            1994          1993
                                                 Amount          Amount        Amount
                                              -----------     ----------      --------
Demand - Non Interest Bearing                    $ 25,705       $ 26,225      $ 23,360

Demand - Interest Bearing                          78,821         50,779        49,460

Savings Deposits                                   35,589         42,719        41,531

Time Deposits                                     115,672        109,912       115,217
                                              ===========     ==========      ========

        TOTAL DEPOSITS                           $255,787       $229,635      $229,568
                                              ===========     ==========      ========



The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 1995 (in thousands):

Maturing in:
Three months or less.................................             $ 1,910

Greater than three months but less than six months...               2,934

Greater than six months but less than twelve months..               3,802

Greater than tweleve months..........................               4,030
                                                                =========

                                               TOTAL              $12,676
                                                                =========

RETURN ON EQUITY AND ASSETS

    Information required by this section is presented on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.



ITEM 2. PROPERTIES

  The headquarters of the Corporation and the County National Bank is located at the corner of Market and Second Streets, Clearfield, Pennsylvania. In addition to the banking offices at its principal office, County National Bank owns the following properties in which it operates branch offices; 1231 S. Second Street, Clearfield, Pennsylvania; Karthaus, Pennsylvania; Main Street, Madera, Pennsylvania; 609 Lingle Street, Oscecla Mills, Pennsylvania; 113-117 Presqueisle Street, Philipsburg, Pennsylvania; 133 Washington Street, St. Marys, Pennsylvania and a drive-in banking facility at 219 E. Cherry Street, Clearfield, Pennsylvania, and 216 Spring Street, Houtzdale, Pennsylvania. The Bank leases branch facilities located at 25 Irwin Drive, Philipsburg, Pennsylvania, a supermarket branch at Bi-Lo Plaza, Million Dollar Highway, St. Marys, and 224 West Washington Street, Bradford, Pennsylvania. Drive-in banking facilities are maintained at all branch locations with the exception of the Main Office at Market and Second Streets, Clearfield, Pennsylvania and the branch at Karthsus, Pennsylvania. Automatic teller machines are in operation at branch offices located at 219 E. Cherry Street and 1231 S. Second Street in Clearfield, Pennsylvania; 113-117 Presqueisle Street, and 25 Irwin Drive, Philipsburg, Pennsylvania and 133 Washington Street, St. Marys, Pennsylvania, within the Bi-Lo Supermarket Lobby, Million Dollar Highway, St. Marys, Pennsylvania and 224
W. Washington Street, Bradford, McKean County, Pennsylvania.


ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings towhich the Corporation or the Bank is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the oridnary conduct of business. In the opinion of Management, pending legal proceedings will not have a material adverse effect onthe consolidated financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 1995.


                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
        MATTERS

     Information relating to the Corporation's common stock is on pages 17 and 28 of the Annual Shareholder's Report for the year ended December 31, 1995 and is herein incorporated by reference. There were 1,421 registered shareholders of record as of March 1, 1996.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 18 and 19 of the Annual Shareholder's Report for the year ended December 31, 1995 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 20 - 24 of the Annual Shareholder's Report for the year ended December 31, 1995 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements which appear in the Annual Shareholder's Report for the year ended December 31, 1995 are incorporated herein by reference to such annual report:

                                                                 Pages in
                                                               Annual Report
                                                               -------------
 Consolidated Statements of Condition                                   4
 Consolidated Statements of Income                                      5
 Consolidated Statements of Cash Flows                                  6
 Consolidated Statements of Changes in Stockholder's Equity             7
 Notes to Consolidated Financial Statements                           8 - 15
 Report of Independent Auditors                                         16

  Quarterly financial data relating to the results of operations for the year ended December 31, 1995 and 1994, appears in the Annual Shareholder's Report for the year ended December 31, 1995 under the caption "Quarterly Summary of Earnings" at Page 17 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Executive Officers is included in Part I and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 16, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 4 - 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this section is presented on pages 3 - 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented on page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996 and is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A.)  1. FINANCIAL STATEMENTS FILED

     The Financial Statements listed below are incorporated herein by reference from the Annual Shareholder's Report for the year ended December 31, 1995.

                                                                       Pages in
                                                                     Annual Report
                                                                     -------------

     CNB Financial Corporation and Subsidiary:
       Consolidated Balance Sheet                                             4
       Consolidated Statement of Income                                       5
       Consolidated Statements of Cash Flows                                  6
       Consolidated Statements of Changes in Shareholder's Equity             7
       Notes to Consolidated Financial Statements                          8 to 15
       Report of Independent Auditors                                         16
       Quarterly Summary of Earnings and Per Share Data                       17

     2. FINANCIAL STATEMENT SCHEDULES:
     All schedules are omitted since they are not applicable.

  (B.)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

      Pursuant to the requirements of the Sections 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CNB FINANCIAL CORPORATION
                                 (Registrant)


Date: March 26, 1996                                               By:  /s/ JAMES P. MOORE
      -----------------------------                                     ------------------------------------------
                                                                        JAMES P. MOORE
                                                                        President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1996.


/s/ JAMES P. MOORE                                                 President and Chief Executive Officer,
------------------------------------------                         Director
JAMES P. MOORE


/s/ WILLIAM F. FALGER                                              Executive Vice President
------------------------------------------
WILLIAM F. FALGER


/s/ CARL J. PETERSON                                               Assistant Secretary, Director
------------------------------------------
CARL J. PETERSON


/s/ J. MATTHEW MCENROE                                             Treasurer, Principal Financial Officer
------------------------------------------                         Principal Accounting Officer
J. MATTHEW MCENROE


/s/ ROBERT E. BROWN                              Director          /s/ JEFFREY S. POWELL
------------------------------------------                         ------------------------------------------
ROBERT E. BROWN                                                    JEFFREY S. POWELL


                                                 Director          /s/ EDWARD B. REIGHARD
------------------------------------------                         ------------------------------------------
RICHARD D. GATHAGAN                                                EDWARD B. REIGHARD



/s/ JAMES J. LEITZENGER                          Director
------------------------------------------                          ------------------------------------------
JAMES J. LEITZENGER                                                 PETER F. SMITH


/s/ DENNIS L. MERREY                             Director          /s/ L.E. SOULT, JR.
------------------------------------------                         ------------------------------------------
DENNIS L. MERREY                                                   L.E. SOULT, JR.


/s/ WILLIAM R. OWENS                             DIRECTOR           /s/ ROBERT G. SPENCER
------------------------------------------                          ------------------------------------------
WILLIAM R. OWENS                                                    ROBERT G. SPENCER


/s/ ROBERT C. PENOVER                            Director          /s/ JOSEPH L. WAROQUIER, SR.
------------------------------------------                         ------------------------------------------
ROBERT C. PENOVER                                                  JOSEPH L. WAROQUIER, SR.


EXHIBITS:

     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:


EXHIBIT                                                         SEQUENTIALLY
NUMBER          DESCRIPTION                                     NUMBERED PAGE
------          -----------                                     -------------
  3(a)          Articles of Incorporation,                           17
                as amended


  3(b)          By-Laws                                              23



 13             Annual Report to Shareholders for 1995

 21             Subsidiaries of the Registrant                       14

 99             Proxy Statement for the Annual Meeting of
                Shareholders to be held April 16, 1996