Form 10-Q
period 1996-03-31
CNB FINANCIAL CORP/PA
filed 1996-05-15
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              F O R M    1 0 - Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996     Commission File Number 0-13396

                                      or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1450605
          ------------                                  ----------
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

         Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock:  $4.00 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No _________
    ----------


     The number of shares outstanding of the issuer's common stock as of March 31, 1996:

               COMMON STOCK:  $4.00 PAR VALUE - 1,722,834 SHARES

                                     INDEX



                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
- -----------


  PAGE  3.  Notes to Consolidated Financial Statements

  PAGE  4.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

  PAGE  7.  Table 1 - Consolidated Balance Sheets - March 31, 1996

  PAGE  9.  Table 2 - Consolidated Statement of Cash Flows - March 31, 1996

  PAGE 13.  Table 3 - Consolidated Statement of Income - March 31, 1996

  PAGE 14.  Table 4 - Consolidated Yield Comparisons



                                   PART II.
                               OTHER INFORMATION


  PAGE 15.  ITEM  5  Other Information

  PAGE 16.  ITEM  6  Exhibits and Reports on Form 8K

  PAGE 16.  Signatures

                  CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                                     SCOPE

     In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three month period ended March 31, 1996 and 1995 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report and Form 10-K for the period ended December 31, 1995.

     The financial results reported for the Corporation's first fiscal quarter of 1996 are not necessarily the results to be expected for the full year. The results contain no extraordinary income (loss) for changes in accounting or other events.

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


                             ACCOUNTING GUIDELINES


SFAS No. 106:  Post Retirement Benefits
- ---------------------------------------

     Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pension", which requires the accrual of expected costs of providing for certain postretirement benefits during the years the employee provided services. The Corporation's cash flows were not affected by implementation of this standard but the Corporation is accruing $40,256 for this year's service and interest cost and amortizing $7,566 of its transition obligation.

     The average annual assumed rates of increases in the per capita cost of covered benefits range from 10% in 1996 to 8% in 1998 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. These rates have been determined to be in line with industry practice by both management and Ernst and Young, LLP, the company's external accountants. The discount rate used in determining the accumulated postretirement benefit was
6.50 percent.


SFAS No. 109:  Accounting for Income Taxes
- ------------------------------------------

     The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993. This statement requires the use of the liability method to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. These are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SFAS No. 114 & SFAS No. 118:  Accounting for the Impairment of a Loan
- ---------------------------------------------------------------------

     In May, 1993 the Financial Accounting Standards (FASB) issue Statement No. 114 "Accounting by Creditors for the Impairment of a Loan" which is effective for the fiscal years beginning after December 15, 1994. This guideline was subsequently amended by a second Statement of Financial Accounting Standard No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement provides guidelines on how to determine if the loan is impaired, how to measure the impairment based on the type of loan and how to recognize interest based on the stream of cash flows which are expected to be received.

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

     The Corporation adopted these accounting standards in the first quarter of 1995. One loan which had been on non-accrual status since early 1994 had emerged from a Chapter 11 filing with a court approved restructuring plan. Bank Management waited seven months to determine if the new terms would be met. In August of last year, after sufficient payment history had been established, management applied the standards of No. 114 and No. 118 to this borrowing. The balance then was $784,330. Management discounted the cash flows at the original note rate of 12% and charged-off $59,400. The Bank then began recognizing interest income at the new rate of 8.0% as allowed under Generally Accepted Accounting Practices.


SFAS No. 115:  Accounting for Certain Debt and Equity Securities
- -----------------------------------------------------------------

     At the time of acquisition, management classifies debt securities as either held to maturity, available for sale or trading securities in compliance with SFAS No. 115. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities that the Corporation does not have the positive intent and ability to hold to maturity, and all marketable equity securities, are classified as available for sale or trading and carried at fair value. Unrealized gains and losses, net of tax, on securities classified as available for sale will be carried as a separate component of shareholders' equity. Unrealized gains and losses on securities classified as trading will be reported in earnings. Management has not classified any debt or equity securities as trading.

     The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for the amortization of premiums and the accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method.

The Corporation nor Bank engages in securities trading and therefore this category has not been used. Management has decided that the Bank's liquidity investments are designated as "Available For Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered "Available For Sale.
As of March 31, 1996, the Corporation had an after-tax unrealized gain in the "Available For Sale" category of $339,000.

                                  CONCLUSION


     The accompanying financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The registrant believes that the disclosures made are adequate to make the information presented a fair representation of the corporation's financial status.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION


MARKET AREA ECONOMIC CONDITIONS

     CNB Financial Corporation and its subsidiary, County National Bank ("the Bank") are headquartered in Clearfield, Pennsylvania in the north-central region of the state. Due to the small population of the area, little specific economic analysis is available. Despite the Corporation's relative proximity to State College, the demographic and economic characteristics are significantly different. Specific economic data on the county has been discontinued by the Pennsylvania Bureau of Research Statistics. Therefore employment and other indicators are no longer available on this specific area. Historically, the region has followed national indicators with a very slight lag period between national growth and contractions.

     Industry in the area is dominated by trucking companies, coal producers and timber/paper companies. The industries provide some stability to the region while building and construction vary greatly by season and serve to distort true unemployment and economic reporting.

     With the recent location into the area of a nationally known retailer's northeast distribution center, the area's housing market has been characterized as there being a shortage of middle-income housing. This is evidenced in the general rise in housing prices. Moderate housing construction is visible and the Corporation's market area is believed to be growing though no formal documents are available to substantiate this report.


ASSETS
- ------

     Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown 12.1% since one year ago to $304.4 million. Much of the growth has occurred in the loan portfolios with approximately equal percentage increases in the mix of commercial, consumer and real estate related loans. The Bank has maintained a large amount of liquidity in the form of federal funds sold due to an expected outflow from its Prime Money Fund Account. Total gross loans were $202.5 million on March 31, 1996 compared to $185.4 million twelve months ago. The growth in loans has been supported by $29 million in higher core deposit growth and retained earnings.

     The Corporation's interest earning assets consist of deposits with other banks, federal funds sold, short term investments, investment securities and loans. Management uses the short term liquid assets to balance changes in either loans or core deposits. Over the past year, the increase in loans has been funded mainly by core deposit growth in the Bank's new deposit product called "The Prime Money Fund". This product has proved very successful in stemming the outflow of deposits into non-bank financial service companies. The Bank's product pays interest which is competitive with money market mutual funds.

     Bank premises and equipment increases reflect the investment the Corporation has made in its expanded headquarters facility in Clearfield, Pennsylvania, as well as the proportionately large increase in microcomputer communications and software.

     Additionally, the Bank opened a leased branch on November 15, 1995 in Bradford, McKean County, Pennsylvania and opened a de novo branch in Houtzdale, Clearfield County, on January 10, 1996. The Bank opened a remote ATM at the University of Pittsburgh - Bradford on March 12, 1996.

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEET


CNB FINANCIAL CORPORATION: March 31, 1996
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)

                                                                         March 31          Dec. 31        March 31
                                                                           1996              1995           1995
                                                                        -----------     ------------     -----------
ASSETS
Cash and Due from Banks............................................          $8,200           $9,110          $7,492
Deposits with Other Banks..........................................              14               19              18
Federal Funds Sold.................................................           8,625            3,200           2,550
Investment Securities Available for sale                                     57,418           51,007          42,056
Investment Securities Held to Maturity, fair value of $21,383 at March 31, 1996, $25,541 at December 31, 1995 and
$29,806 at March 31, 1995 .........................................          20,925           24,921          29,625
Loans                                                                       202,524          203,706         185,356
  Less:  Unearned Discount.........................................           3,512            3,668           3,275
  Less: Allowance for Loan Losses..................................           2,255            2,145           2,136

                                                                            -------          -------         -------
  NET LOANS........................................................         196,757          197,893         179,945
Premises and Equipment.............................................           7,890            7,782           5,694
Accrued Interest and Other Assets..................................           4,554            3,591           4,226

                                                                            -------          -------         -------
  TOTAL ASSETS.....................................................        $304,383         $297,523        $271,606

LIABILITIES
Deposits:
  Non-interest bearing deposits....................................         $26,947          $25,705         $24,878
  Interest bearing deposits........................................         234,263          230,082         207,175

                                                                            -------          -------         -------
  TOTAL DEPOSITS...................................................         261,210          255,787         232,053
Other Borrowings...................................................           3,372            2,846           2,743
Accrued Interest and Other Liabilities.............................           1,998            1,347           1,415

                                                                            -------          -------         -------
  TOTAL LIABILITIES................................................         266,580          259,980         236,211


SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value
  Authorized 2,500,000 Shares  (issued 1,728,000)                             6,912            6,912           6,912
  Retained Earnings................................................          30,652           30,142          28,689
  Treasury Stock, At Cost (5,166)                                              (100)            (100)           (100)
  Net unrealized securities gains (losses).........................             339              589            (106)

                                                                            -------          -------         -------
  TOTAL SHAREHOLDERS' EQUITY.......................................          37,803           37,543          35,395

                                                                            -------          -------         -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.........................        $304,383         $297,523        $271,606

     Accrued interest and other assets rose slightly over the past twelve months. Normal fluctuations in interest receipts and pre-paid expenses will influence changes in these accounts.


LIABILITIES
- -----------

     Total deposits on March 31, 1996 were $261.2 million, an increase of $29.1 million over March 31, 1995. Deposit growth has occurring primarily in a deposit product called "The Prime Money Fund" which pays interest on an indexed rate and is competitive with interest earned on short term mutual funds.

     Other consumer deposit categories have remained at approximately the same volume levels as compared to this time last year. The Bank gathers deposits from its local communities and does not solicit funds from outside its market areas.

     The Bank does belong to the Federal Home Loan Bank of Pittsburgh and maintained an average borrowing capacity with that institution in 1995 of approximately $66 million. However, given the healthy growth in consumer deposits the Bank has not accessed this facility in almost two years. An analysis of the sources and uses of funds is shown in Table 2 "Statement of Consolidated Cash Flow".


LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest rate sensitive liabilities so that earnings are not excessively influenced by changes in interest rates. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest risk management seeks to avoid instability in net interest margins and to enhance consistent growth of net interest income through periods of volatile interest rates.

     Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting guidelines. These assets totaled $57.4 million at March 31, 1996 compared to $42.1 million on March 31, 1995. Contractual payments of principal and interest as well as some early pay-off of loans also provide a source of liquidity. Principal payments of $51 million are contractually due within one year as compared to $49 million as of March 31, 1995. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. Additionally, the Bank has arranged a large back-up facility at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of March 31, 1996, the Bank had $18 million in unused lines of credit available with correspondent commercial banks. Also, the Bank has an available credit line with the Federal Home Loan Bank in the amount of $73 million and a $9 million line with the Federal Reserve Bank of Philadelphia. The reader is again referred to Table 2 "Statement of Consolidated Cash Flows".

     Management regularly monitors the relationship between interest earning assets and interest bearing liabilities maturing or repricing reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was 79.6% compared to 132% on March 31, 1995.

                                   TABLE 2
                     CONSOLIDATED STATEMENT OF CASHFLOWS


CNB FINANCIAL CORPORATION: March 31, 1996
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                            Three Months Ended March 31...
Cash flows from operating activities:                                           1996            1995
                                                                             ---------       ----------
Net Income.............................................................         $1,044              $864
Adjustments to reconcile net income to
 net cash provided by operations:

  Provision for loan losses............................................            125               125
  Depreciation.........................................................            157               122
  Amortization and accretion of net deferred loan fees.................           (176)                5
  Amortization and accretion of premiums and discounts
    on investments.....................................................             40                82
  Security Losses......................................................             13                --

Changes in:
  Interest receivable..................................................            (18)             (119)
  Other assets.........................................................           (746)             (586)
  Interest payable.....................................................            (41)              185
  Other liabilities....................................................            691               373
Net cash provided by operating activities..............................          1,089             1,051

Cash flows from investing activities:
 Proceeds from maturities of:
   Investment securities...............................................          4,979             6,303
   Securities available for sale.......................................          3,886             2,603
 Purchase of:
   Investment securities...............................................           (998)           (2,017)
   Securities available for sale.......................................        (10,699)           (6,588)
 Net principal disbursed on loan.......................................          1,182              (319)
 Purchase of Federal Home Loan Bank Stock..............................            (81)              (14)
 Purchase of premises and equipment....................................           (265)             (672)
 Proceeds from the sale of foreclosed assets...........................              2                10
Net cash used in investing activities..................................         (1,994)             (694)

Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts......................          4,638            (6,740)
      Certificates of deposit..........................................            785             8,152
  Repayment of Federal Home Loan Bank Advances.........................            (21)              (20)
  Other borrowed funds.................................................            547              (922)
  Cash dividends paid..................................................           (534)             (500)
Net cash (used in) provided by financing activities....................          5,415               (30)

Net (decrease) in cash and cash equivalents............................          4,510               327
Cash and cash equivalents at beginning of year.........................         12,329             9,715
Cash and cash equivalents at end of period.............................        $16,839           $10,042

Noncash Investing Activities:
      (Decrease) Increase in net unrealized gain/loss on
       securities avaliable for sale...................................           (377)              463

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


CAPITAL RESOURCES
- -----------------

     The Corporation's capital position, of $37.8 million on March 31, 1996, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of the allowance for possible loan losses, perpetual preferred stock (not used in Tier 1), hybrid capital instruments, term subordinate debt and intermediate-term (limited life) preferred stock. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 5.5% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

     In addition to the above referenced risk based capital requirements, the Federal Reserve also requires a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less any goodwill.


The table below summarizes the Corporation's regulatory capital ratios at March 31, 1996 and 1995

                                           1st Qtr.     1st Qtr.    Regulatory
                                            1996 *       1995        Minimum
                                            ----         ----        -------
     Tier 1 Risk-Based Capital Ratio       14.09%       19.47%         5.5%
     Total Risk-Based Capital Ratio        14.99%       20.75%         8.0%
     Leverage Ratio                        11.88%       13.03%         3.0%

     * Ratio is adjusted for all off-balance Committments.


REGULATORY MATTERS
- ------------------

     The Corporation and the Bank are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and the Bank. Management reviews all such recommendations promptly and initiates corrective action. The primary regulator, the Comptroller of the Currency, conducted a safety and soundness review during July 1995 and their results included several recommendations to improve the overall operations of the Corporation, but found no significant deficiencies in the Bank's reported results or functionality. The Federal Reserve Bank of Philadelphia concluded an examination during the third quarter of 1994. The agency noted no substantial deficiencies at that time. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and the Bank.

CONCENTRATION OF CREDIT RISK AND ASSET QUALITY
- ----------------------------------------------

     The Corporation, in its role as a financial institution, generates profits primarily through lending and investing activities. The risk of loss from lending and investing activities include the possibility that a loss may occur from the failure of a borrower or one of its affiliates to perform according to their terms of the loan or investment agreement. This possibility of loss is known as credit risk.

     Credit risk is increased by lending and / or investing activities that concentrate financial institution's earning assets in such a way as to expose the institution to a material loss from any single occurrence or group of related occurrences. This can occur through lending heavily to one type of industry or heavy concentration in a particular type of lending.

     The Bank monitors credit risk by limiting concentrations within various industries and single borrowers by established legal lending limits. Management also seeks to keep a stable allocation among the various loan types. The Bank firmly follows all regulatory limits of credits to a single borrower. In addition, the Bank monitors the local economic conditions, in an effort to promptly identify and address deteriorating industries.

     Management uses a variety of reports to gauge local economic conditions. One important source of information is the quarterly subscription to PNC Bank Economics Division's "National Economic Outlook" which includes focus on both Pennsylvania and some Metropolitian Statistical Areas. Visible signs of modest growth are evident in the new construction and the prices in the housing market. The formal loan review process provides the best defense against credit losses by providing early warning of a company's financial deterioration or improvement.

     The Bank's loan policy states the loans over 90 days past due be placed on non-accrual status. However, policy allows that if the loan is sufficiently collateralized, the loan review officer may allow the loan to continue accruing based on the expected full return of the Bank's monies when the collateral is liquidated. The table below compares 90 days and over delinquencies by type of loan for March 31, 1996 and March 31, 1995.

                                      1996                                  1995
                           ---------------------------           ---------------------------
                           Over 90 Days   Over 90 Days           Over 90 Days   Over 90 Days
                             Accruing     Non-Accruing             Accruing     Non-Accruing
                             --------     ------------             --------     ------------
Commercial Loans            $  265,852       $  0                 $  181,103     $  819,657

Mortgage Loans                 238,373          0                    352,311        120,388

Installment Loans              124,092          0                    148,264              0
                              --------       ----                 ----------     ----------

     TOTAL                  $  628,317       $  0                 $  681,678     $  940,045

                             RESULTS OF OPERATIONS


     The "Consolidated statement of income" (Table 3) compares the periods ending March 31, 1996 and 1995. The table summarizes at the bottom that the Corporation has earned $0.61 per share in the first quarter of 1996 compared to $0.51 per share one year ago.


NET INTEREST INCOME
- -------------------

     Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

     Total interest income for the quarter of $5.721 million reflects a 13.6% increase or $684,000 more interest income when compared with the same three months of 1995. This interest income increase for the quarter comes despite relatively large fluctuations in interest rates and represents active management of the margin by executive management. Table 4 "Yield Comparisons" highlights effective interest rates on interest bearing assets and liabilities.

     Total interest expense of $2.469 million for the quarter reflects an increase of 24.3% from interest expense of $1.85 million for the same quarter of 1995. The increase represents a marked shift by consumers from lower yielding non-maturity accounts to longer term, higher rate certificates of deposit and the inflow into the Prime Money Fund account which pays a higher rate than the traditional Money Market accounts.

     Table 4 "Yield Comparisons" shows that the yield on earning assets have risen from 8.10% on March 31, 1995 to 8.32% on March 31, 1996. However, interest expense has from 3.81% to 4.21% during the same period. The increase in net interest income is attributable to higher earning assets, in the loan and investment categories. While, the loan categories are expected to grow, the investment portfolio is expected to drop by $8.5 million in the second quarter as known outflows in the consumer deposits are to be funded by a decrease in federal funds sold.


PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

     The provision for possible loan losses was $125,000 for the first quarter of 1996, the same as for the first quarter of 1995. Management has seen decreasing trends in charge-offs and increased recoveries over the past eight quarters. The present allowance for loan losses of $2.3 million represents 1.11% of outstanding loans compared to $2.13 million or 1.15% of loans on March 31, 1995. Non-performing assets (NPA), which include non-accrual loans and other real estate owned were $154,000 at end of quarter. This gives an NPA to loan loss reserve ratio of 0.07% at the period end. The greater provision for loan losses as compared to actual loan losses is intended to reach a goal management has set which will place the company in the high performing percentiles for peer comparison.

     Management performs quarterly adequacy analysis on the loan loss reserve. The loan review officer determines adequacy by following the BC-201 Qualitative factors and eight quarters of loan loss experience. The officer's analysis is performed by the separate loan categories; Commercial and Industrial Loans, Commercial Real Estate Loans, Residential Real Estate, Consumer Installment and Credit Card Loans.

                                    TABLE 3
                       CONSOLIDATED STATEMENT OF INCOME


CNB FINANCIAL CORPORATION: March 31, 1996
Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)                                               THREE MONTHS ENDED
                                                                                                  MARCH
INTEREST INCOME                                                                             1996                1995
                                                                                      ----------          ----------
Loans including Fees.................................................................       $4,497              $3,953
Deposits with Other Banks............................................................            1                   1
Federal Funds Sold...................................................................           58                   3
Other Short Term Investments.........................................................        --                  --
Investment Securities:
   Taxable Securities: Available for Sale............................................          621                 532
   Tax-Exempt Securities: Available for Sale.........................................          172                  59
   Taxable Securities: Being Held to Maturity........................................          216                 246
   Tax-Exempt Securities: Being Held to Maturity.....................................          142                 243
Interest on restructured loans.......................................................           14               --
Interest on other assets.............................................................        --                  --
                                                                                      ---------           ---------
   TOTAL INTEREST INCOME.............................................................       $5,721              $5,037

INTEREST EXPENSE
Deposits.............................................................................       $2,432              $1,905
Borrowed Funds.......................................................................           37                  81
                                                                                                --                  --
   TOTAL INTEREST EXPENSE............................................................       $2,469              $1,986
   Net Interest Income...............................................................       $3,252              $3,051
   Provision for possible loan losses................................................          125                 125
                                                                                               ---                 ---
NET INTEREST INCOME AFTER PROVISION .................................................       $3,127              $2,926

NON-INTEREST INCOME
Fiduciary Commissions and Fees.......................................................         $229                $130
Service charges on deposit accounts..................................................          129                 119
Other service charges and fees.......................................................           94                  59
Securities gains (losses)............................................................          (13)              --
Gains (losses) on Sale of Assets.....................................................            2               --
Other income.........................................................................           53                 104
                                                                                                --                 ---
   TOTAL NON-INTEREST INCOME.........................................................         $493                $412

NON-INTEREST EXPENSE
Salaries.............................................................................         $964                $855
Employee benefits....................................................................          315                 285
Net occupancy expense................................................................          353                 311
Other Operating Expense..............................................................          564                 689
                                                                                               ---                 ---
   TOTAL NON-INTEREST EXPENSE........................................................        2,196               2,140
Income Before Federal Income Taxes...................................................       $1,424              $1,198
Applicable Taxes.....................................................................          380                 334
                                                                                      =================================
   NET INCOME........................................................................       $1,044                $864
                                                                                      =================================
Per Share Data
- --------------
   Primary
     Net Income                                                                              $0.61               $0.50
     Cash dividends paid                                                                     $0.31               $0.29

_______________________________________________________________________________

                                    TABLE 4
                        CONSOLIDATED YIELD COMPARISONS


CNB Financial Corporation: March 31, 1996
  Average Balances and Net Interest Margin
(Dollars in thousands)

                                                            March 31, 1996                        December 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------------
                                               Average         Annual       Interest        Average      Annual       Interest
                                               Balance          Rate        Inc./Exp.       Balance       Rate        Inc./Exp.
- ----------------------------------------------------------------------------------------------------------------------------------
Assets

Interest-bearing deposits with banks                   $15       3.61%               $0           $18      2.42%              $0
Federal funds sold and securities
    purchased under agreements to resell             4,607       5.05%               58         1,450      5.59%              81
Other short-term investments
Investment Securities:
    Taxable                                         54,791       6.13%              837        54,681      6.07%           3,319
    Tax-Exempt  (1)                                 23,673       8.07%              476        21,495      8.62%           1,853
- ---------------------------------------------------------------------------------------------------------------------------------
  Total securities                                  83,086       6.62%            1,371        77,644      6.77%           5,253
Loans
    Commercial                                      49,442       8.40%            1,036        44,621      8.56%           3,818
    Mortgage                                        95,859       9.41%            2,249        89,215      9.03%           8,057
    Installment                                     55,226       8.90%            1,226        54,293      9.16%           4,974
- ---------------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                 200,527       9.02%            4,511       188,129      8.96%          16,849
Total earning assets                               283,613       8.32%            5,882       265,773      8.32%          22,102
Non Interest Bearing Assets
    Cash & Due From Banks                            7,844                            0         7,480                          0
    Premises & Equipment                             7,872                            0         6,482                          0
    Other Assets                                     2,895                            0         2,902                          0
    Allowance for Possible Loan Losses              (2,195)                           0        (2,173)                         0
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Non-interest earning assets                 16,416         --                 0        14,691        --                0
- ---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                      $300,029                       $5,882      $280,464                    $22,102
                                               ==================================================================================

Liabilities and Shareholders' Equity

Interest-Bearing Deposits
    Demand - interest-bearing                      $80,232       3.33%             $666       $56,284      1.98%          $1,115
    Savings                                         36,161       1.64%              148        38,716      2.72%           1,052
    Time                                           115,999       5.59%            1,618       116,239      5.83%           6,778
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing deposit                   232,392       4.20%            2,492       211,239      4.23%           8,945
Short-term borrowings                                2,926       5.07%               37         5,229      5.32%             278
Long-term borrowings                                     0                            0             0                          0
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-bearing liabilities               235,318       4.21%            2,469       216,468      4.26%           9,223
Demand - non-interest-bearing                       24,947         --                 0        25,788        --                0
Other liabilities                                    1,889         --                 0         1,766        --                0
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                262,154       3.78%            2,469       244,022      3.78%           9,233
Shareholders' equity                                37,875         --                 0        36,442        --                0
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity      $300,029                       $2,469      $280,464                     $9,233
                                               ==================================================================================

Interest income/earning assets                                   8.32%           $5,882                    8.32%         $22,102
Interest expense/interest bearing liabilities                    4.21%            2,469                    4.26%           9,223
- ---------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                              4.11%           $3,413                    4.06%         $12,879
                                                          ===============================                 =======================

Interest Income/Interest Earning Assets                          8.32%           $5,882                    8.32%         $22,102
Interest expense/Interest Earning Assets                         3.49%            2,469                    3.47%           9,223
- ---------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              4.83%           $3,413                    4.85%         $12,879
                                                          ===============================                 =======================
                                                                           March 31, 1995
- ---------------------------------------------------------------------------------------------------------------
                                                              Average        Annual           Interest
                                                              Balance         Rate            Inc./Exp.
- ---------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                                $18        5.57%                  $0
Federal funds sold and securities
    purchased under agreements to resell                            208        5.79%                   3
Other short-term investments
Investment Securities:
    Taxable                                                      54,072        5.77%                 778
    Tax-Exempt  (1)                                              20,612        8.91%                 458
- ---------------------------------------------------------------------------------------------------------------
  Total securities                                               74,910        6.64%               1,239
Loans
    Commercial                                                   41,553        8.18%                 847
    Mortgage                                                     87,119        8.87%               1,927
    Installment                                                  53,419        8.85%               1,179
- ---------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                              182,091        8.71%               3,953
Total earning assets                                            257,001        8.10%               5,192
Non Interest Bearing Assets
    Cash & Due From Banks                                         7,296                                0
    Premises & Equipment                                          5,402                                0
    Other Assets                                                  2,399                                0
    Allowance for Possible Loan Losses                           (2,075)                               0
- ---------------------------------------------------------------------------------------------------------------
  Total Non-interest earning assets                              13,022          --                    0
- ---------------------------------------------------------------------------------------------------------------
Total Assets                                                   $270,023                           $5,192
                                                          =====================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                                   $49,910        1.85%                $230
    Savings                                                      40,621        2.25%                 228
    Time                                                        112,507        5.16%               1,447
- ---------------------------------------------------------------------------------------------------------------
  Total Interest-bearing deposit                                203,038        3.76%               1,905
Short-term borrowings                                             6,300        5.16%                  81
Long-term borrowings                                                  0                                0
- ---------------------------------------------------------------------------------------------------------------
  Total Interest-bearing Liabilities                            209,338        3.81%               1,986
Demand - non-interest-bearing                                    25,148          --                    0
Other liabilities                                                 1,020          --                    0
- ---------------------------------------------------------------------------------------------------------------
  Total Liabilities                                             235,506        3.38%               1,986
Shareholders' equity                                             34,517          --                    0
- ---------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                   $270,023                           $1,986
                                                          =====================================================

Interest income/earning assets                                                 8.10%              $5,192
Interest expense/interest bearing liabilities                                  3.81%               1,986
- ---------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                            4.30%              $3,206
                                                                           ====================================

Interest Income/Interest Earning Assets                                        8.10%              $5,192
Interest expense/Interest Earning Assets                                       3.10%               1,986
- ---------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                            5.00%              $3,206
                                                                           ====================================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1996 and 1995, adjusted for certain tax preferences.
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

NON-INTEREST INCOME
- -------------------

     Total other income for the first quarter of 1996 of $493,000 is $81,000 more than during the same period in 1995. Increased service charge revenues, higher fiduciary fees and higher credit card fees account for the added revenues.


NON-INTEREST EXPENSE
- --------------------

     The Corporation's first quarter operating expenses rose $56,000 over the first quarter of 1995. Increases in the salary and benefit categories reflect the personnel hired to operate the two new branch offices opened since late last year. Merit and cost of living adjustments for existing personnel are also reflected in those costs. Occupancy expense was higher in the first quarter of 1996 compared to the same period last year due to the amortization of costs related to the expansion of the Corporation's headquarters. Management does include these costs in estimates of future earnings.

     The Corporation's expenses to date as compared to the first three months of 1995 reflect a $128,000 decrease in the cost to insure the Bank's deposits. The determination and subsequent action by the Federal Deposit Insurance Corporation in September 1995 is discussed in previous filings.


NET INCOME
- ----------

     Net income for the first quarter of 1996 was $1,044,000 or $.61 per share. This compares to net income and earnings per share for the same quarter in 1995 of $864,000 and $.50 per share.

     The Corporation's first quarter earnings contain no extra-ordinary income or expense. The increased income over last year comes from higher net interest income from a higher earning asset base. The net interest spread, however, is slightly lower than the same period in 1995. Fee income levels are also higher, particularly in the fiduciary income and credit card fees. No service charge price increases have been implemented since the last reporting period.

     Return on average assets in 1996 is 1.39% and return on average equity is 11.44%.


INCOME TAXES
- ------------

     The provision for income taxes of $380,000 for the first quarter of 1996 is $46,000 more than the same period in 1995.

                          PART II  OTHER INFORMATION



          ITEM 5.   OTHER INFORMATION



          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (b) There were no reports on Form 8-K for the quarter ended March 31, 1996.



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CNB FINANCIAL CORPORATION
                                                  (Registrant)



DATE:    May 13, 1996                      /s/  James P. Moore
      ------------------                   -------------------
                                           James P. Moore
                                           President and Director
                                           (Principal Executive Officer)



DATE:    May 13, 1996                      /s/  J. Matthew McEnroe
      ------------------                   -----------------------
                                           J. Matthew McEnroe
                                           Treasurer,
                                           Principal Financial Officer