Form 10-Q
period 1996-06-30
CNB FINANCIAL CORP/PA
filed 1996-08-07
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996      Commission File Number 0-13396

                                       or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


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

Yes    X     No
    -------     -------


     The number of shares outstanding of the issuer's common stock as of June 30, 1996:

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

  PAGE 7.     Table 1 - Consolidated Balance Sheets - June 30, 1996

  PAGE 9.     Table 2 - Consolidated Statement of Cash Flows - June 30, 1996

  PAGE 13.    Table 3Q - Consolidated Statement of Income - Quarter ending June 30, 1996

  PAGE 14.    Table 3-Y Consolidated Statement of Income for Six Months Ending June 30, 1996

  PAGE 15.    Table 4 - Consolidated Yield Comparisons

                                   PART II.
                               OTHER INFORMATION

  PAGE 17.    ITEM 4   Submission of matters to a vote of security holders

  PAGE 17.    ITEM 5   Other Information

  PAGE 17.    ITEM 6   Exhibits and Reports on Form 8K

  PAGE 17.    Signatures

                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                                     SCOPE

   In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three and six month periods ended June 30, 1996 and 1995 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1995.

   The financial performance reported for the Corporation as of June 30, 1996 is not necessarily the result to be expected for the full year. The results contain no extraordinary income (loss) for changes in accounting or other events.

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

   The average annual assumed rates of increases in the per capita cost of covered benefits range from 10% in 1996 to 8% in 1998 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. These rates have been determined to be in line with industry practice by both management and the company's external accountants. The discount rate used in determining the accumulated postretirement benefit was 6.50 percent.


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

   The Corporation's accounting policy for loans is to quarterly examine non-accruing loans on a case-by-case basis and to determine if there is the possibility that the Bank has little or no chance of recovering its principal. In a case where there is a collateral shortfall and no foreseeable repayment stream, the loan is charged-off. If a borrower has some ability to meet part of its obligation, but total repayment is in serious question, Management may decide to restructure the terms of repayment. In such an instance, pro forma financials are performed on the borrower and if the financial strength of the borrower warrants it, management will restructure the loan using SFAS No. 114 and SFAS No. 118 guidelines.

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


SFAS No. 115:   Accounting for Certain Debt and Equity Securities
- -----------------------------------------------------------------

   At the time of acquisition, management classifies debt securities as either held to maturity, available for sale or trading securities in compliance with SFAS No. 115. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities that the Corporation does not have the positive intent (i.e. the liquidity portfolio) and ability to hold to maturity, and all marketable equity securities, are classified as available for sale or trading and carried at fair value. Unrealized gains and losses, net of tax, on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on securities classified as trading will be reported in earnings. Management has not classified any debt or equity securities as trading.

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

The Corporation nor Bank engages in securities trading and therefore this category has not been used. Management has decided that the Bank's liquidity investments are designated as "Available For Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered "Available For Sale.
As of June 30, 1996, the Corporation had an after-tax unrealized loss in the "Available For Sale" category of $28,000.

                                   CONCLUSION


   The accompanying financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The registrant believes that the disclosures made are adequate to make the information presented a fair representation of the corporation's financial status.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION


MARKET AREA ECONOMIC CONDITIONS

   CNB Financial Corporation and its subsidiary, County National Bank ("the Bank") are headquartered in Clearfield, Pennsylvania in the north-central region of the state. Due to the small population of the area, little specific economic analysis is available. Despite the Corporation's relative proximity to State College, the demographic and economic characteristics are significantly different. Specific economic data on the county is provided on an aggregated basis by the Pennsylvania Bureau of Research Statistics. Therefore employment and other indicators difficult to ascertain on this specific area.
Historically, the region has followed national indicators with a very slight lag period between national growth and contractions.

   Industry in the area is dominated by trucking companies, coal producers, timber/paper companies and specialized metal companies. The industries provide some stability to the region while building and construction vary greatly by season and serve to distort true unemployment and economic reporting.

   Also, the area is home to a nationally known retailer's northeast distribution center. This has added stability to the economy in the area. The area's housing market has been characterized as there being a shortage of middle-income housing. This is evidenced in generally rising in housing prices. Moderate housing construction is visible and the Corporation's market area is believed to be growing though no formal documents are available to substantiate this report.


ASSETS
- ------

   Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown 9.1% since one year ago to $303.1 million. Much of the growth has occurred in the loan portfolios with approximately equal percentage increases in the mix of commercial, consumer and real estate related loans. Total gross loans were $204.9 million on June 30, 1996 compared to $190.7 million twelve months ago. The growth in loans has been supported by $29 million in higher core deposit growth and retained earnings.

   The Corporation's interest earning assets consist of deposits with other banks, federal funds sold, short term investments, investment securities and loans. Management uses the short term liquid assets to balance changes in either loans or core deposits. Over the past year, the increase in assets has been funded mainly by core deposit growth.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEET



CNB FINANCIAL CORPORATION: June 30, 1996
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)
                                                June 30     Dec.31    June 30
                                                 1996        1995       1995
                                              ----------  ----------- ---------
ASSETS
Cash and Due from Banks........................  $10,924     $9,110    $9,151
Deposits with Other Banks......................       14         19        18
Federal Funds Sold.............................               3,200
Investment Securities Available for sale.......   60,411     51,007    45,329
Investment Securities Held to Maturity,
fair value of $21,383 at June 30, 1996,
$25,541 at December 31, 1995 and 29,806
at June 30, 1995...............................   20,254     24,921    28,461
Loans..........................................  204,889    203,706   190,727
  Less: Unearned Discount......................    3,323      3,668     3,463
  Less: Allowance for Loan Losses..............    2,330      2,145     2,243

                                                 -------   --------   -------
  NET LOANS....................................  199,236    197,893   185,021
Premises and Equipment.........................    8,025      7,783     6,291
Accrued Interest and Other Assets..............    4,270      3,591     3,606

                                                --------   --------   --------
  TOTAL ASSETS................................. $303,134   $297,523   $277,877

LIABILITIES
Deposits:
  Non-interest bearing depostits...............  $28,925    $25,705    $25,223
  Interest bearing deposits....................  230,409    230,082    205,100

                                                 -------    -------    -------
  TOTAL DEPOSITS...............................  259,334    255,787    230,323
Other Borrowings...............................    4,396      2,846     10,093
Accrued Interest and Other Liabilities.........    1,417      1,347      1,386

                                                 -------    -------    -------
  TOTAL LIABILITIES............................  265,147    259,980    241,802



SHAREHOLDERS' EQUITY
  Common Stock $4.00 Per Value
  Authorized 2,500,000 Shares
    (Issued 1,728,000).........................    6,912      6,912      6,912
  Retained Earnings............................   31,203     30,142     29,110
  Treasury Stock, At Cost (5,166)..............     (100)      (100)      (100)
  Net unrealized securities gains (losses).....      (28)       589        153

                                                 -------    -------    -------
  TOTAL SHAREHOLDERS' EQUITY...................   37,987     37,513     36,075

                                                 -------    -------    -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..... $303,134   $297,523   $277,877

   Accrued interest and other assets rose slightly over the past twelve months. Normal fluctuations in interest receipts and pre-paid expenses will influence changes in these accounts.


LIABILITIES
- -----------

   Total deposits on June 30, 1996 were $259.3 million, an increase of $29.0 million over June 30, 1995. Deposit growth has occurred primarily in a deposit product called "The Prime Money Fund" which pays interest on an indexed rate and is competitive with interest earned on short term mutual funds.

   Other consumer deposit categories have grown by approximately 3.0% as compared to this time last year. The Bank gathers deposits from its local communities and does not solicit funds from outside its market areas.

   The Bank does belong to the Federal Home Loan Bank of Pittsburgh and maintained an average borrowing capacity with that institution in 1995 of approximately $66 million. However, given the growth in consumer deposits the Bank does not generally access this facility. An analysis of the sources and uses of funds is shown in Table 2 "Statement of Consolidated Cash Flow".


LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

   The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest rate sensitive earning assets and interest rate sensitive liabilities so that earnings are not excessively influenced by changes in interest rates. Liquidity management involves the ability to meet the cash demands of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate risk management seeks to avoid instability in net interest margins and to enhance consistent growth of net interest income through periods of volatile interest rates.

   Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting practices. These assets totaled $60.4 million at June 30, 1996 compared to $45.3 million on June 30, 1995.
Contractual payments of principal and interest as well as some early pay-off of loans also provide a source of liquidity. Principal payments of $47.5 million are contractually due within one year as compared to $43 million as of June 30, 1995. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. The Bank has arranged large back-up facilities at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of June 30, 1996, the Bank had $18 million in lines of credit available with correspondent commercial banks. Also, the Bank has an available credit line with the Federal Home Loan Bank in the amount of $73 million and a $9 million line with the Federal Reserve Bank of Philadelphia.
The reader is again referred to Table 2 "Statement of Consolidated Cash Flows".

   Management regularly monitors the relationship between interest earning assets and interest bearing liabilities maturing or repricing to reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was 71.8% compared to 129% on June 30, 1995.

                                    TABLE 2
                      CONSOLIDATED STATEMENT OF CASHFLOWS

CNB FINANCIAL CORPORATION: June 30, 1996
Consolidated Statements of Cash Flows
(Dollars in thousands)
                                                                        Six Months Ended June 30...
Cash flows from operating activities:                                       1996              1995
                                                                        ------------       -----------
Net Income..........................................................          $2,129            $1,786
Adjustments to reconcile net income to
  net cash provided by operations:

    Provisions for loan losses......................................             250               250
    Depreciation....................................................             317               247
    Amortization and accretion of net deferred loan fees............            (391)              (77)
    Amortization and accretion of premiums and discounts
      on investments................................................              67               155
    Security Losses.................................................              13                 3

Changes in:
    Interest receivable.............................................             (29)              133
    Other assets....................................................            (322)             (350)
    Interest payable................................................             (40)              114
    Other liabilities...............................................             110               415
Net cash provided by operating activities...........................           2,104             2,676

Cash flows from investing activities:
  Proceeds from maturities of:
    Investment securities...........................................           5,644            10,273
    Securities available for sale...................................           6,523             5,355
  Purchase of:
    Investment securities...........................................            (998)           (5,015)
    Securities available for sale...................................         (16,905)          (12,110)
  Net principal disbursed on loan...................................          (1,202)           (5,438)
  Purchase of Federal Home Loan Bank Stock..........................             (81)              (14)
  Purchase of premises and equipment................................            (560)           (1,394)
  Proceeds from sale of foreclosed assets...........................              54                11
  Net cash used in investing activities.............................          (7,525)           (8,332)

Cash flows from financing activities:
  Net change In:
    Checking, money market and savings account......................           2,556            (9,630)
    Certificates of deposit.........................................             991             9,314
  Repayment of Federal Home Loan Bank Advances......................             (21)              (20)
  Other borrowed funds..............................................           1,572             6,427
  Cash dividends paid...............................................           1,068              (999)
Net cash (used in) provided by financing activities.................          (4,030)           (5,092)

Net (decrease) in cash and cash equivalents.........................          (1,391)             (564)
Cash and cash equivalents at beginning of year......................          12,329             9,715
Cash and cash equivalents at end of period..........................         $10,938            $9,151

Noncash Investing Activities:
    (Decrease) Increase in net unrealized gain/loss on
    securities available for sale...................................    $       (617)      $       774

   Some changes in assumptions and methodology account for the wide period-to-period swing.

   The Board of Directors, working through management, adopted a separate Interest Rate Risk Policy on September 26, 1995. This policy sets specific limits, responsibilities and reporting to provide for stability in earnings under fluctuating interest rates. This policy provides for what management believes is only the most prudent measures to be taken by a community bank to avoid earnings instability.


CAPITAL RESOURCES
- -----------------

   The Corporation's capital position, of $38 million on June 30, 1996, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

   The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of the allowance for possible loan and lease losses (subject to a maximum), perpetual preferred stock (not used in Tier 1), hybrid capital instruments, term subordinate debt and intermediate-term (limited life) preferred stock. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 5.5% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

   In addition to the above referenced risk based capital requirements, the Federal Reserve also requires a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less any goodwill.


The table below summarizes the Corporation's regulatory capital ratios at June 30, 1996 and 1995:


                                        2nd Qtr.   2nd Qtr.   Regulatory
                                          1996       1995      Minimums
                                          ----       ----     ----------
     Tier 1 Risk-Based Capital Ratio       15.07%     19.47%         5.5%
     Total Risk-Based Capital Ratio        16.04%     20.75%         8.0%
     Leverage Ratio                        12.06%     13.03%         3.0%

REGULATORY MATTERS
- ------------------

     The Corporation and the Bank are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and the Bank. Management reviews all such recommendations promptly and initiates corrective action. The primary regulator, the Comptroller of the Currency, conducted a safety and soundness review during July 1995 and their results included several recommendations to improve the overall operations of the Bank, but found no significant deficiencies in the Bank's reported results or functionality. The Federal Reserve Bank of Philadelphia concluded an examination of the Corporation during the third quarter of 1994. The agency noted no substantial deficiencies at that time. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and the Bank.

CONCENTRATION OF CREDIT RISK AND ASSET QUALITY
- ----------------------------------------------

     The Corporation, specifically the Bank, generates profits primarily through lending and investing activities. The risk of loss from lending and investing activities include the possibility that a loss may occur from the failure of a borrower or one of its affiliates to perform according to their terms of the loan or investment agreement. This possibility of loss is known as credit risk.

     Credit risk is increased by lending and / or investing activities that concentrate financial institution's earning assets in such a way as to expose the institution to a material loss from any single occurrence or group of related occurrences. This can occur through lending heavily to one borrower, an industry segment or heavy concentration in a particular type of lending.

     The Bank monitors credit risk by limiting concentrations within various industries and single borrowers by established legal lending limits. Management also seeks to keep a stable allocation among the various loan types. The Bank firmly follows all regulatory limits of credits to a single borrower. In addition, the Bank monitors the local economic conditions and the financial performance of its larger credit customers in an effort to promptly identify and address deteriorating industries.

     Management uses a variety of reports to gauge local economic conditions. One important source of information is the quarterly subscription to PNC Bank Economics Division's "National Economic Outlook" which includes focus on both Pennsylvania and some Metropolitan Statistical Areas in the state. Visible signs of modest growth are evident in new construction and the prices in the housing market. The formal loan review process provides the best defense against credit losses by providing early warning of a company's financial deterioration or improvement.

     The Bank's loan policy states the loans over 90 days past due be placed on non-accrual status. However, policy allows that if the loan is sufficiently collateralized and in the process of collection, the loan review officer may allow the loan to continue accruing based on the expected full return of the Bank's monies when the collateral is liquidated. The table below compares 90 days and over delinquencies by type of loan for June 30, 1996 and June 30, 1995.

                                1996                       1995
                     --------------------------  --------------------------
                     Over 90 Days  Over 90 Days  Over 90 Days  Over 90 Days
                       Accruing    Non-Accruing    Accruing    Non-Accruing
                     ------------  ------------  ------------  ------------
Commercial Loans         $352,162       $0         $  872,064      $793,158

Mortgage Loans            361,365        0            358,767       114,387

Installment Loans         244,951        0            125,181             0
                         --------       --         ----------      --------

     TOTAL               $958,478       $0         $1,356,012      $907,545


                             RESULTS OF OPERATIONS

     The "Consolidated Statement of Income" (Table 3-Q) compares the three month period ending June 30, 1996 and 1995. Table 3-Y compares income for the first six months of operation during the current fiscal year compared with that period in 1995. The table summarizes at the bottom that the Corporation has earned $0.63 per share in the second quarter of 1996 compared to $0.54 per share one year ago. On a fiscal year basis, the Corporation has earned $1.24 per share in 1996 compared to $1.04 in 1995.


NET INTEREST INCOME
- -------------------

     Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

     Total interest income for the quarter of $5.654 million reflects a 7.2% increase or $379,000 more interest income when compared with the same three months of 1995. This interest income increase for the quarter comes despite relatively large fluctuations in interest rates and represents active management of the margin by executive management. Table 5 "Yield Comparisons" highlights effective interest rates on interest bearing assets and liabilities.

     Total interest expense of $2.363 million for the quarter reflects an increase of 6.0% from interest expense of $2.23 million for the same quarter of 1995. The increase represents a marked shift by consumers from lower yielding non-maturity accounts to longer term, higher rate certificates of deposit and the inflow into the Prime Money Fund account which pays a higher rate than the traditional Money Market accounts.

     Table 4 "Yield Comparisons" shows that the yield on earning assets have risen from 8.23% on June 30, 1995 to 8.30% on June 30, 1996. However, interest expense has increased from 4.04% to 4.14% during the same period. The increase in net interest income is attributable to higher earning assets, in the loan and investment categories.


PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

     The provision for possible loan losses was $125,000 for the second quarter of 1996, the same as for the second quarter of 1995. Management has seen decreasing trends in charge-offs and increased recoveries over the past eight quarters. The present allowance for loan losses of $2.33 million represents 1.14% of outstanding loans compared to $2.2 million or 1.17% of loans on June 30, 1996. Non-performing assets (NPA), which include non-accrual loans and other real estate owned were $102,100 at end of quarter. This gives an NPA to loan loss reserve ratio of 0.04% at the period end. The greater provision for loan losses as compared to actual loan losses is intended to reach a goal management has set which will place the company in the high performing percentiles for peer comparison, and provide an extra measure of reserves in the event of an economic downturn.

     Management performs quarterly adequacy analysis on the loan loss reserve. The loan review officer determines adequacy by following the BC-201 Qualitative factors and eight quarters of loan loss experience. The officer's analysis is performed by the separate loan categories; Commercial and Industrial Loans, Commercial Real Estate Loans, Residential Real Estate, Consumer Installment and Credit Card Loans. The officer's report is presented to the Bank's board of director's for approval and a subcommittee of the Board meets to review his detailed accounts.

                                   TABLE 3-Q
                        CONSOLIDATED STATEMENT OF INCOME


CNB FINANCIAL CORPORATION: June 30, 1996
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                     THREE MONTHS ENDED JUNE 30 ...

INTEREST INCOME                                                      1996                      1995
                                                                  ----------                ----------
Loans including Fees..........................................        $4,428                    $4,157
Deposits with Other Banks.....................................       -                         -
Federal Funds Sold............................................            23                        55
Other Short Term Investments..................................       -                         -
Investment Securities:
  Taxable Securities: Available for Sale......................           671                       548
  Tax-Exempt Securities: Available for Sale...................           200                        65
  Taxable Securities: Being Held to Maturity..................           196                       226
  Tax-Exempt Securities: Being Held to Maturity...............           127                       224
Interest on restructured loans................................             9                   -
Interest on other assets......................................             -                         -
                                                                     -------                   -------
  TOTAL INTEREST INCOME.......................................        $5,654                    $5,275

INTEREST EXPENSE
Deposits......................................................        $2,319                    $2,192
Borrowed Funds................................................            44                        37
                                                                          --                        --
  TOTAL INTEREST EXPENSE......................................        $2,363                    $2,229

  Net Interest Income.........................................        $3,291                    $3,046

  Provision for possible loan losses..........................           125                       125
                                                                         ---                       ---
NET INTEREST INCOME AFTER PROVISION...........................        $3,166                    $2,921

NON-INTEREST INCOME
Fiduciary Commissions and Fees................................          $197                      $131
Service charges on deposit accounts...........................           176                       151
Other service charges and fees................................            91                       160
Securities gains (losses).....................................          -                           (2)
Gains (losses) on Sale of Assets..............................             5                     -
Other income..................................................            76                        78
                                                                          --                        --
  TOTAL NON-INTEREST INCOME...................................          $545                      $518
NON-INTEREST EXPENSE
Salaries......................................................          $980                      $915
Employee benefits.............................................           311                       298
Net occupancy expense.........................................           347                       303
Other Operating Expense.......................................           555                       733
                                                                         ---                       ---
  TOTAL NON-INTEREST EXPENSE..................................         2,193                     2,249

Income Before Federal Income Taxes............................        $1,518                    $1,190
Applicable Taxes..............................................           433                       268
                                                                  ====================================
  NET INCOME..................................................        $1,085                      $922
                                                                  ====================================

Per Share Data
- --------------
 Primary
  Net Income                                                           $0.63                     $0.54
  Cash dividends paid                                                  $0.31                     $0.29


- ------------------------------------------------------------------------------------------------------

                                   TABLE 3-Y

CNB FINANCIAL CORPORATION, June 30, 1996
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                            SIX MONTHS ENDED
                                                                              June 30
INTEREST INCOME                                                             1996         1995
                                                                        --------     --------
Loans including Fees.................................................    $8,925       $8,110
Deposits with Other Banks............................................         1            1
Federal Funds Sold...................................................        81           58
Other Short Term Investments.........................................      --           --
Investment Securities:
  Taxable Securities Available for Sale..............................     1,292        1,080
  Tax-Exempt Securities:  Available for Sale.........................       372          124
  Taxable Securities:  Being Held to Maturity........................       412          472
  Tax-Exempt Securities:  Being Held to Maturity.....................       269          467
Interest on restructured loans.......................................        23         --
Interest on other assets.............................................      --           --
                                                                        -------      -------
  TOTAL INTEREST INCOME..............................................   $11,375      $10,312

INTEREST EXPENSE
Deposits.............................................................    $4,751       $4,097
Borrowed Funds.......................................................        81          118
                                                                             --          ---
  TOTAL INTEREST EXPENSE.............................................    $4,832       $4,215

  Net Interest Income................................................    $6,543       $6,097

  Provision for possible loan losses.................................       250          250
                                                                            ---          ---
NET INTEREST INCOME AFTER PROVISION..................................    $6,293       $5,847

NON-INTEREST INCOME
Fiduciary Commissions and Fees.......................................      $426         $261
Service charges on deposit securities................................       305          270
Other service charges and fees.......................................       185          219
Securities gains (losses)............................................       (13)          (3)
Gains (losses) on Sale of Assets.....................................         7        --
Other income.........................................................       129          183
                                                                            ---          ---
  TOTAL NON-INTEREST INCOME..........................................    $1,038         $930

NON-INTEREST EXPENSE
Salaries.............................................................    $1,944       $1,770
Employee benefits....................................................       626          583
Net occupancy expense................................................       700          614
Other Operating Expense..............................................     1,119        1,422
                                                                          -----        -----
  TOTAL NON-INTEREST EXPENSE.........................................     4,389        4,389

Income Before Federal Income Taxes...................................    $2,942       $2,388
Applicable Taxes.....................................................       813          602
                                                                      ========================
  NET INCOME.........................................................    $2,129       $1,786
                                                                      ========================

Per Share Data
- --------------
 Primary
   Net Income                                                             $1.24        $1.04
   Cash dividends paid                                                    $0.62        $0.58

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS


CNB Financial Corporation June 30, 1996
  Average Balances and Net Interest Margin
(Dollars in thousands)
                                        June 30, 1996              December 31, 1995                  June 30, 1996
- ------------------------------------------------------------------------------------------------------------------------------------
                                 Average    Annual    Interest    Average     Annual    Interest     Average     Annual   Interest
                                 Balance     Rate     Inc./Exp.   Balance      Rate     Inc./Exp.    Balance      Rate    Inc./Exp.
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits
    with banks                       815     6.95%          51        $18       2.42%          50        518       8.91%         51
Federal funds sold and
    warranties purchased
    under agreements
    to recall                      2,933     5.54%          $1      1,450       5.59%          51      2,007       5.80%         58
Other short-term investment
Investment Securities:
    Taxable                       55,739     6.13%       1,704     54,681       6.07%       3,319     53,531       5.81%      1,552
    Tax-Exempt (1)                24,099     8.08%         971     21,495       8.62        1,853     20,301       8.84%        895
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Securities                52,506     6,68%       2,757     77,644       6.77%       5,253     75,857       6.62%      2,506
Loans
    Commercial                    47,872     8.37%       1,999     44,621       8.56%       3,818     41,363       8.71%      1,797
    Mortgage                      97,495     9.57%       4,797     89,215       9.03%       8,057     87,734       8.91%      3,900
    Installment                   54,742     7.88%       2,152     54,293       9.16%       4,974     53,639       9.02%      2,413
- -----------------------------------------------------------------------------------------------------------------------------------
  Total loans (2)                200,115     8.97%       8,943    188,129       8.96%      16,849    182,736       8.90%      8,110
Total earning assets             252,921     8.30%      11,705    265,773       8.32%      22,102    258,593       8.23%     10,616
Non Interest Bearing Assets
  Cash & Due From Banks            8,025                 7,467      7,490                       0      7,487                      0
  Premises & Equipment             7,931                 5,733      6,482                       0      5,733                      0
  Other Assets                     3,313                 2,396      2,902                       0      2,396                      0
  Allowance for Possible
    Loan Losses                   (2,237)               (3,253)    (2,173)                      0     (2,153)                     0
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Non-interest earning
    assets                        17,032        --           0     14,691         --            0     13,443          --          0
- -----------------------------------------------------------------------------------------------------------------------------------
Total Assets                    $299,983               $11,706   $280,464                  $22,102  $272,036                $10,616
                            =======================================================================================================

Liabilities and Shareholders' Equity

Interest-Bearing Deposits
   Demand - interest-bearing     $77,156     3.18%      $1,224    $56,284       1.98%       $1,115   $48,560       1.96%       $475
   Savings                        37,000     4.45%         821     38,716       2.72%        1,052    40,966       2.74%        560
   Time                          116,526     4.66%       2,706    116,239       5.83%        6,778   115,809       5.30%      3,062
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits                     230,687     4.13%       4,751    211,239       4.23%        8,945   205,335       4.00%      4,097
Short-term borrowings              3,318     4.90%          81      5,229       5.32%          278     3,897       6.07%        118
Long-term borrowings                   0                     0          0                        0                                0
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                  234,000     4.14%       4,832    216,468       4.26%       9,223    209,232       4.04%      4,215
Demand - non-interest-
    bearing                       26,117       --            0     25,788         --            0     25,890         --           0
Other liabilities                  1,952       --            0      1,766         --            0      1,782         --           0
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities              262,069     3.70%       4,832    244,022       3.78%       9,223    236,907       3.57%      4,215
Shareholders' equity              37,884       --            0     36,442         --            0     35,129         --           0
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity        $299,953                $4,832   $280,464                  $9,223   $272,036                 $4,215
                            =======================================================================================================

Interest income/earning assets               8.30%     $11,705                  8.32%     $22,102                  8.23%    $10,616
Interest expense/Interest
  bearing liability                          4.14%       4,832                  4.26%       9,223                  4.04%      4,215
- -----------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                          4.16%      $6,873                  4.06%     $12,879                  4.19%     $6,401
                            =======================================================================================================

Interest income/Interest
  Earning Assets                             8.30%     $11,705                  8.32%     $22,102                  8.23%    $10,616
Interest expense/Interest
  Earning Assets                             3.43%       4,832                  3.47%       9,223                  3.27%      4,215
- -----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                          4.87%      $6,873                  4.86%     $12,879                  4.96%     $6,401
                            =======================================================================================================

 (1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1996, adjusted for certain tax preferences.

 (2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loss from included in the interest income on loans is not material.

NON-INTEREST INCOME
- -------------------

     Total other income for the second quarter of 1996 of $545,000 is $27,000 more than during the same period in 1995. Increased service charge revenues, higher fiduciary fees and higher credit card fees account for the added revenues.


NON-INTEREST EXPENSE
- --------------------

     The Corporation's second quarter operating expenses were lower by $56,000 over the second quarter of 1995. In the second quarter of 1995, the Corporation incurred several large non-recurring expenses related to changes in the Bank's data processing and management information system. Increases in the salary and benefit categories reflect the personnel hired to operate the two new branch offices opened since late last year. Merit and cost of living adjustments for existing personnel are also reflected in those costs. Occupancy expense was higher in the second quarter of 1996 compared to the same period last year due to the amortization of costs related to the expansion of the Corporation's headquarters. Management does include these costs in estimates of future earnings.

     The Corporation's expenses to date as compared to the first six months of 1995 reflect no increase in costs. As mentioned, one-time expenses in 1995 make period to period comparisons difficult as does the fact that in 1996 the Bank has expensed only $2,000 to insure its deposits compared to the $260,000 recognized in the first half of 1995. The determination and subsequent action by the Federal Deposit Insurance Corporation in September 1995 is discussed in previous filings.


NET INCOME
- ----------

     Net income for the second quarter of 1996 was $1,085,000 or $.63 per share. This compares to net income and earnings per share for the same quarter in 1995 of $922,000 and $.54 per share.

     The Corporation's second quarter earnings contain no extra-ordinary income or expense. The increased income over last year comes from higher net interest income from a higher earning asset base. The net interest spread, however, is slightly lower than the same period in 1995. Fee income levels are also higher, particularly in the fiduciary income and credit card fees. No service charge price increases have been implemented since the last reporting period.

     Return on average assets to date in 1996 is 1.42% and return on average equity is 11.85%.


INCOME TAXES
- ------------

     The provision for income taxes of $433,000 for the second quarter of 1996 is $165,000 more than the same period in 1995. Comparing the first two quarters of 1996 to the same period last year, the Corporation has accrued $211,000 more expense for taxes in 1996.

                           PART II  OTHER INFORMATION


          ITEM 4.   SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                    1. The Annual Shareholders Meeting was held on April 16, 1996 at the Headquarters Building at 1 Market St., Clearfield, PA 16830

                        a.  The total number of voting shares was 1,282,116.

                        b. The following named persons were elected Class 1 Directors to serve until the Annual Meeting in 1999.

                                   William F. Falger
                                   James J. Leitzinger
                                   Jeffrey S. Powell
                                   Peter F. Smith
                                   L.E. Soult, Jr.

                        c. The following directors continued their terms; Robert E. Brown, Richard D. Gathagan, Dennis L. Merrey, James P. Moore William R. Owens, Robert C. Penoyer, Carl J. Peterson, Edward B. Reighard, Robert G. Spencer, and Joseph L. Waroquier, Sr.


          ITEM 5.   OTHER INFORMATION

                    There were no reports on Form 8-K for the period ended June 30, 1996.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:  August 5, 1996                         /s/  James P. Moore
       ---------------------                  -----------------------------
                                              James P. Moore
                                              President and Director
                                              (Principal Executive Officer)



DATE:  August 5, 1996                         /s/  J. Matthew McEnroe
       ---------------------                  -----------------------------
                                              J. Matthew McEnroe
                                              Treasurer,
                                              Principal Financial Officer