Form 10-Q
period 1996-09-30
CNB FINANCIAL CORP/PA
filed 1996-11-14
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M  10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  Commission File Number 0-13396
September 30, 1996
                                       or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -----------------------

                           CNB FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                 25-1450605
         ------------                                 ----------
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

Yes   X        No
   ------        ------

         The number of shares outstanding of the issuer's common stock as of September 30, 1996:


               COMMON STOCK: $4.00 PAR VALUE - 1,722,834 SHARES

                                     INDEX


                                     PART I.
                              FINANCIAL INFORMATION

  Sequential
 Page Number
 -----------

  PAGE   3.      Notes to Consolidated Financial Statements

  PAGE   4.      Management's Discussion and Analysis of Financial Condition and Results of Operations

  PAGE   7.      Table 1 - Consolidated Balance Sheets - September 30, 1996

  PAGE   9.      Table 2 - Consolidated Statement of Cash Flows - September 30, 1996

  PAGE  13.      Table 3Q - Consolidated Statement of Income - Quarter ending September 30, 1996

  PAGE  14.      Table 3-Y Consolidated Statement of Income for Nine months Ending September 30, 1996

  PAGE  15.      Table 4 - Consolidated Yield Comparisons


                                    PART II.
                                OTHER INFORMATION

   PAGE  17.      ITEM   4   Submission of matters to a vote of security holders

   PAGE  17.      ITEM   5   Other Information

   PAGE  17.      ITEM   6   Exhibits and Reports on Form 8K

   PAGE  17.      Signatures

                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



                                      SCOPE

         In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three and nine month periods ended September 30, 1996 and 1995 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1995.

         The financial performance reported for the Corporation as of September 30, 1996 is not necessarily the result to be expected for the full year. The results contain no extraordinary income (loss) for changes in accounting or other events.

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

         The average annual assumed rates of increases in the per capita cost of covered benefits range from 10% in 1996 to 8% in 1998 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. These rates have been determined to be in line with industry practice by both management and the Corporation's external accountants. The discount rate used in determining the accumulated postretirement benefit was 6.50 percent.


SFAS No. 109:  Accounting for Income Taxes
------------------------------------------


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

SFAS No. 114 & SFAS No. 118:  Accounting for the Impairment of a Loan
---------------------------------------------------------------------

         In May, 1993 the Financial Accounting Standards (FASB) issued Statement No. 114 "Accounting by Creditors for the Impairment of a Loan", which is effective for the fiscal years beginning after December 15, 1994. This guideline was subsequently amended by a second Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The statement provides guidelines on how to determine if the loan is impaired, how to measure the impairment based on the type of loan and how to recognize interest based on the stream of cash flows which are expected to be received.

         The Corporation's accounting policy for loans is to quarterly examine non-accruing and significantly delinquent loans on a case-by-case basis and to determine if there is the possibility that the Bank has little or no chance of recovering its principal. In a case where there is a collateral shortfall and no foreseeable repayment stream, the loan is charged-off. If a borrower has some ability to meet part of its obligation, but total repayment is in serious question, Management may decide to restructure the terms of repayment. In such an instance, pro forma financials are performed on the borrower and if the financial strength of the borrower warrants it, management will restructure the loan using SFAS No. 114 and SFAS No. 118 guidelines.

         The Corporation adopted these accounting standards in the first quarter of 1995. One loan which had been on non-accrual status since early 1994 had emerged from a Chapter 11 filing with a court approved restructuring plan. In August of last year, after sufficient payment history had been established, Management applied the standards of No. 114 and No. 118 to this borrowing.


SFAS No. 115:   Accounting for Certain Debt and Equity Securities
-----------------------------------------------------------------

         At the time of acquisition, management classifies debt securities as either held to maturity, available for sale or trading securities in compliance with SFAS No. 115. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities that the Corporation does not have the positive intent (i.e. the liquidity portfolio) and ability to hold to maturity, and all marketable equity securities, are classified as available for sale or trading and carried at fair value. Unrealized gains and losses, net of tax, on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on securities classified as trading are to be reported in earnings. Management has not classified any debt or equity securities as trading.

         The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for the amortization of premiums and the accretion of discounts on a "worst yield basis". For securities purchased at less than face value the discount is accreted to maturity , despite possible call features. For securities purchased at a price in excess of their face value, the premium is amortized to the earlier of call or put, rather than maturity. In the case of mortgage-backed securities and collateralized mortgage obligations discounts or premiums are realized over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is accounted for under the specific identification method.

The Corporation nor Bank engages in securities trading and therefore this category has not been used. Management has decided that the Bank's liquidity investments are designated as "Available For Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered "Available For Sale. As of September 30, 1996, the Corporation had an after-tax unrealized gain in the "Available For Sale" category of $435,000.

SFAS No. 121: Impairment of Long-Lived Assets and Long-Lived Assets to Be
--------------------------------------------------------------------------
Disposed of
-----------

         The Corporation adopted SFAS No. 121 beginning January 1, 1996. This accounting guideline provides standard accounting treatment for long-lived assets received in a settlement of a loan. Management has concluded that currently there are no assets in the Corporation which are subject to this accounting standard.


                                  CONCLUSION

         The accompanying financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with generally accepted accounting practices. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The registrant believes that the disclosures made are adequate to make the information presented a fair representation of the Corporation's financial status.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



FINANCIAL CONDITION


MARKET AREA ECONOMIC CONDITIONS


         CNB Financial Corporation and its subsidiary, County National Bank ("the Bank") are headquartered in Clearfield, Pennsylvania in the north-central region of the state. Due to the small population of the area, little specific economic analysis is available. Despite the Corporation's relative proximity to State College, the demographic and economic characteristics are significantly different. Specific economic data on the county is provided by the Pennsylvania Bureau of Research Statistics.

         New analyses by the Pennsylvania Department of Labor and Industry provide an insight into the economic diversity of the Bank's markets. The August 1996 Labor Market Report shows that the Clearfield County unemployment rate was 6.9%, well above the state's 5.0% unemployment rate. However, in the contiguous county of Elk, which is also in the Bank's market area, the unemployment rate for August 1996 was 5.1%

         Despite the sketchy economic data and regional disparities, new businesses do continue to locate in the Bank's market region, and housing starts are visibly higher than in past years. Housing prices continue to rise at a consistent rate.

         Industry in the area is dominated by trucking companies, coal producers, timber/paper companies and specialized metal companies. The industries provide some stability to the region while building and construction vary greatly by season and serve to distort true unemployment and economic reporting.

         Also, the area is home to a nationally known retailer's northeast distribution center. This has added stability to the economy in the area. The area's housing market has been characterized as there being a shortage of middle-income housing. This is evidenced in a general rise in housing prices. Moderate housing construction is visible and the Corporation's market area is believed to be growing.


ASSETS
------

         Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                                -------
8.27% since one year ago to $313.5 million. Much of the growth has occurred in the loan portfolios, mainly in mortgage real estate lending. The loan volume does include $2.2 million of vehicle leases which the Bank began offering in early June of this year. Total gross loans were $214.1 million on September 30, 1996 compared to $196.4 million twelve months ago. The growth in loans has been supported by $12.3 million in core deposit growth, retained earnings and an increase in advances from the Federal Home Loan Bank of Pittsburgh.

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

         Additionally, the Bank opened a leased branch on November 15, 1995 in Bradford, McKean County, Pennsylvania and opened a de novo branch in Houtzdale, Clearfield County, on January 10, 1996. The Bank opened a remote ATM on the campus of the University of Pittsburgh - Bradford on March 12, 1996.

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEET





CNB FINANCIAL CORPORATION: September 30, 1996
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)

                                                                              September 30,       Dec. 31         September 30,
                                                                                   1996             1995              1995
ASSETS                                                                       ---------------   ---------------   ---------------
Cash and Due from Banks.................................................         $11,789            $9,110            $8,701
Deposits with Other Banks...............................................              14                19                20
Federal Funds Sold......................................................                             3,200               350
Investment Securities Available for sale................................          61,825            51,007            47,537
Investment Securities Held to Maturity, fair value of
  $18,479 at September 30, 1996, $25,541 at December
  31, 1995 and $32,023 at September 30, 1995 ...........................          18,189            24,921            31,396
Loans                                                                            214,106           203,706           196,447
  Less:  Unearned Discount..............................................           3,244             3,668             3,725
  Less: Allowance for Loan Losses.......................................           2,370             2,145             2,177
                                                                                --------          --------          --------
  NET LOANS.............................................................         208,492           197,893           190,545
Premises and Equipment..................................................           8,748             7,782             7,272
Accrued Interest and Other Assets.......................................           4,399             3,591             3,697
                                                                                --------          --------          --------
  TOTAL ASSETS..........................................................        $313,456          $297,523          $289,518

LIABILITIES
Deposits:
  Non-interest bearing deposits.........................................         $31,840           $25,705           $27,675
  Interest bearing deposits.............................................         226,921           230,082           218,812
                                                                                --------          --------          --------
  TOTAL DEPOSITS........................................................         258,761           255,787           246,487
Other Borrowings........................................................          14,291             2,846             4,118
Accrued Interest and Other Liabilities..................................           1,359             1,347             1,853
                                                                                --------          --------          --------
  TOTAL LIABILITIES.....................................................         274,411           259,980           252,458


SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value Authorized
    2,500,000 Shares  (issued 1,728,000)................................           6,912             6,912             6,912
  Retained Earnings.....................................................          31,798            30,142            29,628
  Treasury Stock, At Cost (5,166).......................................            (100)             (100)             (100)
  Net unrealized securities gains (losses)..............................             435               589               620
                                                                                --------          --------          --------
  TOTAL SHAREHOLDERS' EQUITY............................................          39,045            37,543            37,060
                                                                                --------          --------          --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..............................        $313,456          $297,523          $289,518


         Accrued interest and other assets rose slightly over the past twelve months. Normal fluctuations in interest receipts and pre-paid expenses will influence changes in these accounts.

LIABILITIES
-----------

         Total deposits on September 30, 1996 were $258.8 million, an increase of $12.3 million over September 30, 1995. Deposit growth has occurred primarily in a deposit product called "The Prime Money Fund" which pays interest on an indexed rate and is competitive with interest earned on short term mutual funds.

         Other consumer deposit categories have grown by approximately 3.0% as compared to this time last year. The Bank gathers deposits from its local communities and does not solicit funds from outside its market areas. The Bank had a $10 million short term Federal Home Loan Bank of Pittsburgh advance on September 30, 1996 to supplement its deposit base.

         The Bank maintains additional borrowing capacity at the Federal Home Loan Bank of Pittsburgh of approximately $66 million. An analysis of the sources and uses of funds is shown in Table 2 "Statement of Consolidated Cash Flow".
                              -------

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

         Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting practices. These assets totaled $61.8 million at September 30, 1996 compared to $47.5 million on September 30, 1995. Contractual payments of principal and interest as well as some early pay-off of loans also provide a source of liquidity. Principal payments of $54.1 million are contractually due within one year as compared to $43 million as of September 30, 1995. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. The Bank maintains large back-up facilities at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of September 30, 1996, the Bank had $15 million in lines of credit available with correspondent commercial banks. Also, the Bank had a remaining available credit line with the Federal Home Loan Bank in the amount of $66 million and a $9 million line with the Federal Reserve Bank of Philadelphia. The reader is again referred to Table 2 "Statement of Consolidated Cash Flows".

         Management regularly monitors the relationship between interest earning assets and interest bearing liabilities maturing or repricing to reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was 79.3% compared to 79.8% on September 30, 1995.

                                     TABLE 2

                       CONSOLIDATED STATEMENT OF CASHFLOWS

CNB FINANCIAL CORPORATION: September 30, 1996
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                     Nine Months Ended September 30...
                                                                          1996                  1995
Cash flows from operating activities:                                ----------------     -----------------

Net Income...........................................................         $3,259                $2,803
Adjustments to reconcile net income to
  net cash provided by operations:

    Provision for loan losses........................................            375                   315
    Depreciation.....................................................            494                   393
    Amortization and accretion of net deferred loan fees.............           (583)                 (164)
    Amortization and accretion of premiums and discounts
          on investments.............................................             89                   222
     Security Losses (Gains).........................................             13                    (6)

Changes in:
    Interest receivable..............................................            (33)                 (295)
    Other assets.....................................................           (183)                 (365)
    Interest payable.................................................            (72)                  213
    Other liabilities................................................            (83)                  783
Net cash provided by operating activities............................          3,276                 3,899

Cash flows from investing activities:
  Proceeds from maturities of:
      Investment securities..........................................          7,710                11,314
      Securities available for sale..................................          8,886                14,029
  Purchase of:
      Investment securities..........................................           (998)               (9,024)
      Securities available for sale..................................        (19,996)              (22,307)
  Net principal disbursed on loan....................................        (10,390)              (10,847)
  Purchase of Federal Home Loan Bank Stock...........................           (596)                  (14)
  Purchase of premises and equipment.................................         (1,359)               (2,521)
  Proceeds from the sale of foreclosed assets........................            122                    28
Net cash used in investing activities................................        (16,621)              (19,342)

Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts....................          4,195                 7,453
      Certificates of deposit........................................         (1,220)                8,393
  Proceeds (Repayment) of Federal Home Loan Bank Advances............         10,154                   (20)
  Other borrowed funds...............................................          1,292                   453
  Cash dividends paid................................................         (1,602)               (1,500)
Net cash (used in) provided by financing activities..................         12,819                14,779

Net (decrease) in cash and cash equivalents..........................           (526)                 (664)
Cash and cash equivalents at beginning of year.......................         12,329                 9,715
Cash and cash equivalents at end of period...........................        $11,803                $9,051

Noncash Investing Activities:
      (Decrease) Increase in net unrealized gain on
       securities avaliable for sale.................................        $  (154)               $1,240


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

CAPITAL RESOURCES
-----------------

         The Corporation's capital position, of $39 million on September 30, 1996, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

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

The table below summarizes the Corporation's regulatory capital ratios at September 30, 1996 and 1995:

                                               3rd Qtr.          3rd Qtr.       Regulatory
                                                1996              1995          Minimums
                                                ----              ----          --------

   Tier 1 Risk-Based Capital Ratio             18.90%            17.65%           5.5%
   Total Risk-Based Capital Ratio              20.05%            18.76%           8.0%
   Leverage Ratio                              12.46%            12.27%           3.0%



REGULATORY MATTERS
------------------

         The Corporation and the Bank are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and the Bank. Management reviews all such recommendations promptly and initiates corrective action. The primary regulator, the Comptroller of the Currency, conducted a safety and soundness review during July and August of this year. Their results included several recommendations to improve the overall operations of the Bank, but found no significant deficiencies in the Bank's reported results or functionality. The Federal Reserve Bank of Philadelphia concluded an examination of the Corporation during the third quarter of 1994. The agency noted no substantial deficiencies at that time. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and the Bank.

CONCENTRATION OF CREDIT RISK AND ASSET QUALITY
----------------------------------------------

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

         The Bank seeks to mitigate credit risk by limiting concentrations within various industries and single borrowers by established legal lending limits. Management also seeks to keep a stable allocation among the various loan types. The Bank firmly follows all regulatory limits of credits to a single borrower. In addition, the Bank monitors the local economic conditions and the financial performance of its larger credit customers in an effort to promptly identify and address deteriorating industries.

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

         The Bank's loan policy states that loans over 90 days past due be placed on non-accrual status. However, policy allows that if the loan is sufficiently collateralized and in the process of collection, the loan review officer may allow the loan to continue accruing based on the expected full return of the Bank's monies when the collateral is liquidated. The table below compares 90 days and over delinquencies by type of loan for September 30, 1996 and September 30, 1995.

                                          1996                                      1995
                              -----------------------------             ----------------------------
                              Over 90 Days     Over 90 Days             Over 90 Days    Over 90 Days
                                Accruing       Non-Accruing               Accruing      Non-Accruing
                                --------       ------------               --------      ------------
Commercial Loans               $   539,437      $141,019                 $1,467,471      $     0

Mortgage Loans                     797,962        89,328                    227,458          114,388

Installment Loans                  558,013           0                      205,409            0
                               -----------     ------------              ----------      -----------
         TOTAL                 $1,895,412       $230,347                 $1,900,338      $   114,388


                              RESULTS OF OPERATIONS

         The "Consolidated Statement of Income" (Table 3-Q) compares the three
                                                 ---------
month period ending September 30, 1996 and 1995. Table 3-Y compares income for
                                                 ---------
the first nine months of operation during the current fiscal year compared with that period in 1995. The table summarizes at the bottom that the Corporation has earned $0.65 per share in the third quarter of 1996 compared to $0.59 per share one year ago. On a fiscal year basis, the Corporation has earned $1.89 per share in the first nine months in 1996 compared to $1.63 for the same period in 1995.

NET INTEREST INCOME
-------------------

         Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

         Total interest income for the quarter of $5.731 million reflects a 4.7% increase or $258,000 more interest income when compared with the same three months of 1995. This interest income increase for the quarter comes despite relatively large fluctuations in interest rates and represents active management of the margin by executive management. Table 4 "Yield Comparisons" highlights effective interest rates on interest bearing assets and liabilities. Table 4 interest income totals differ from those in Tables 3Q and 3Y in that tax free interest is converted to a fully taxable equivalent basis.

         Total interest expense of $2.4 million for the quarter reflects a decrease of 1.6% from interest expense of $2.44 million for the same quarter of 1995. The change represents lower interest expense on a large group of certificate of deposits which carried a promotional rate. As these certificates of deposits matured, the weighted average cost of interest bearing deposits dropped from 4.16% to 4.12%, as shown in Table 4.

         Table 4 "Yield Comparisons" shows that the yield on earning assets dropped from 8.34% on September 30, 1995 to 8.28% on September 30, 1996. The increase in net interest income is attributable to higher earning assets in the loan and investment categories.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

         The provision for possible loan losses was $125,000 for the third quarter of 1996, $60,000 higher than the third quarter of 1995. Management has seen decreasing trends in charge-offs and increased recoveries over the past eight quarters. The present allowance for loan losses of $2.37 million represents 1.11% of outstanding loans compared to $2.2 million or 1.11% of loans on September 30, 1995. Non-performing assets (NPA), which include non-accrual loans and other real estate owned were $263,347 at end of quarter. This gives an NPA to loan loss reserve ratio of 0.11% at the period end. The greater provision for loan losses as compared to actual loan losses is intended to reach a goal management has set which will place the company in the high performing percentiles for peer comparison, and provide an extra measure of reserves in periods of an economic downturn.

         Management performs quarterly adequacy analysis on the loan loss reserve. The loan review officer determines adequacy by following the Comptroller of the Currency's BC-201 qualitative factors and eight quarters of loan loss experience. The officer's analysis is performed by separate loan categories; Commercial and Industrial Loans, Commercial Real Estate Loans, Residential Real Estate, Consumer Installment and Credit Card Loans. The officer's report is presented to the Bank's board of director's for approval and a subcommittee of the Board meets to review his detailed accounts.

                                   TABLE 3-Q
                       CONSOLIDATED STATEMENT OF INCOME


CNB FINANCIAL CORPORATION: September 30, 1996
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)



                                                                   THREE MONTHS ENDED SEPT. 30...

                                                               1996                          1995
                                                       ---------------------         ---------------------
INTEREST INCOME
Loans including Fees.....................................              $4,514                        $4,302
Deposits with Other Banks................................             --                              --
Federal Funds Sold.......................................                   1                             1
Other Short Term Investments.............................             --                              --
Investment Securities:
   Taxable Securities: Available for Sale................                 688                           568
   Tax-Exempt Securities: Available for Sale.............                 223                           111
   Taxable Securities: Being Held to Maturity............                 184                           277
   Tax-Exempt Securities: Being Held to Maturity.........                 103                           209
Interest on restructured loans...........................                  18                             5
Interest on other assets.................................                  --                            --
   TOTAL INTEREST INCOME.................................              $5,731                        $5,473

INTEREST EXPENSE
Deposits.................................................              $2,319                        $2,324
Borrowed Funds...........................................                  80                           112
   TOTAL INTEREST EXPENSE................................              $2,399                        $2,436

   Net Interest Income...................................              $3,332                        $3,037

   Provision for possible loan losses....................                 125                            65
NET INTEREST INCOME AFTER PROVISION .....................              $3,207                        $2,972

NON-INTEREST INCOME
Fiduciary Commissions and Fees...........................                $118                          $129
Service charges on deposit accounts......................                 192                           168
Other service charges and fees...........................                 134                            88
Securities gains (losses)................................               --                               10
Gains (losses) on Sale of Assets.........................               --                            --
Other income.............................................                  70                            26
   TOTAL NON-INTEREST INCOME.............................                $514                          $421

NON-INTEREST EXPENSE
Salaries.................................................              $1,021                          $908
Employee benefits........................................                 168                           274
Net occupancy expense....................................                 351                           305
Other Operating Expense..................................                 651                           612
   TOTAL NON-INTEREST EXPENSE............................               2,191                         2,099
Income Before Federal Income Taxes.......................              $1,530                        $1,294
Applicable Taxes.........................................                 400                           277
                                                         ===================================================
   NET INCOME............................................              $1,130                        $1,017
                                                         ===================================================

Per Share Data
--------------
  Primary
     Net Income                                                         $0.65                         $0.59
     Cash dividends paid                                                $0.31                         $0.29


--------------------------------------------------------------------------------

                                   TABLE 3-Y



CNB FINANCIAL CORPORATION: September 30, 1996
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                              NINE MONTHS ENDED SEPT. 30...

                                                            1996                           1995
                                                     -------------------             -----------------
INTEREST INCOME
Loans including Fees..............................              $13,439                       $12,412
Deposits with Other Banks.........................                    1                             1
Federal Funds Sold................................                   82                            58
Other Short Term Investments......................                   --                            --
Investment Securities:
   Taxable Securities: Available for Sale.........                1,980                         1,648
   Tax-Exempt Securities: Available for Sale......                  595                           235
   Taxable Securities: Being Held to Maturity.....                  596                           749
   Tax-Exempt Securities: Being Held to Maturity..                  372                           676
Interest on restructured loans....................                   41                             6

Interest on other assets..........................                 --                            --
                                                                -------                       -------
   TOTAL INTEREST INCOME..........................              $17,106                       $15,785

INTEREST EXPENSE
Deposits..........................................               $7,070                        $6,421
Borrowed Funds....................................                  161                           230
   TOTAL INTEREST EXPENSE.........................               $7,231                        $6,651

   Net Interest Income............................               $9,875                        $9,134

   Provision for possible loan losses.............                  375                           315
                                                                    ---                           ---
NET INTEREST INCOME AFTER PROVISION ..............               $9,500                        $8,819

NON-INTEREST INCOME
Fiduciary Commissions and Fees....................                 $544                          $390
Service charges on deposit accounts...............                  497                           438
Other service charges and fees....................                  319                           307
Securities gains (losses).........................                  (13)                            7
Gains (losses) on Sale of Assets..................                  --                            --

Other income......................................                  205                           209
                                                                    ---                           ---
   TOTAL NON-INTEREST INCOME......................               $1,552                        $1,351

NON-INTEREST EXPENSE
Salaries..........................................               $2,965                        $2,678
Employee benefits.................................                  794                           857
Net occupancy expense.............................                1,051                           919
                                                                  1,770                         2,034
Other Operating Expense...........................                -----                         -----
   TOTAL NON-INTEREST EXPENSE.....................                6,580                         6,488

Income Before Federal Income Taxes................               $4,472                        $3,682
Applicable Taxes..................................                1,213                           879
                                                     =================================================
   NET INCOME.....................................               $3,259                        $2,803
                                                     =================================================
Per Share Data
  Primary
     Net Income                                                   $1.89                         $1.63
     Cash dividends paid                                          $0.93                         $0.87

                                     TABLE 4

                         CONSOLIDATED YIELD COMPARISONS



CNB Financial Corporation: September 30, 1996
    Average Balances and Net Interest Margin
(Dollars in thousands)

                                                        September 30, 1996                   December 31, 1995
--------------------------------------------------------------------------------------------------------------------
                                               Average     Annual     Interest     Average     Annual    Interest
                                               Balance      Rate      Inc./Exp.    Balance      Rate     Inc./Exp.
--------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                  $14    4.77%            $1          $18     2.42%          $0
Federal funds sold and securities
     purchased under agreements to resell           1,977    5.55%            82        1,450     5.59%          81
Other short-term investments
Investment Securities:
    Taxable                                        55,891    6.16%         2,576       54,681     6.07%       3,319
    Tax-Exempt  (1)                                24,612    7.96%         1,465       24,612   24,612        1,853
--------------------------------------------------------------------------------------------------------------------
  Total securities                                 82,494    6.68%         4,124       77,644     6.77%       5,253
Loans
    Commercial                                     47,243    8.29%         2,931       44,621     8.56%       3,818
    Mortgage                                       99,720    9.79%         7,304       89,215     9.03%       8,057
    Installment                                    54,689    7.93%         3,245       54,293     9.16%       4,974
--------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                201,652    8.94%        13,480      188,129     8.96%      16,849
Total earning assets                              284,146    8.28%        17,604      265,773     8.32%      22,102
Non Interest Bearing Assets
   Cash & Due From Banks                            8,268                     --        7,480                     0
    Premises & Equipment                            8,080                     --        6,482                     0
    Other Assets                                    3,584                     --        2,902                     0
    Allowance for Possible Loan Losses             (2,270)                    --       (2,173)                    0
--------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets               17,032      --              0       14,691       --            0
--------------------------------------------------------------------------------------------------------------------
Total Assets                                     $301,178                $17,604     $280,464               $22,102
                                            ========================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                     $75,930     3.14%       $1,782      $56,284     1.98%      $1,115
    Savings                                        36,391     1.65%          450       38,716     2.72%       1,052
    Time                                          117,452     5.51%        4,838      116,239     5.83%       6,778
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                 229,773     4.11%        7,070      211,239     4.23%       8,945
Short-term borrowings                               4,680     4.60%          161        5,229     5.32%         278
Long-term borrowings                                    0                      0            0                     0
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities              234,453     4.12%        7,231      216,468     4.26%       9,223
Demand - non-interest-bearing                      27,076      --              0       25,788      --             0
Other liabilities                                   2,107      --              0        1,766      --             0
--------------------------------------------------------------------------------------------------------------------
  Total Liabilities                               263,636     3.67%        7,231      244,022     3.78%       9,223
Shareholders' equity                               38,172      --              0       36,442      --             0
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity       $301,808                 $7,231     $280,464                $9,223
                                            ========================================================================


Interest income/earning assets                                8.28%      $17,604                  8.32%     $22,102
Interest expense/interest bearing liabilities                 4.12%        7,231                  4.26%       9,223
--------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                           4.16%      $10,373                  4.06%     $12,879
                                                          =======================             ======================


Interest Income/Interest Earning Assets                       8.24%      $17,604                  8.32%     $22,102
Interest expense/Interest Earning Assets                      3.40%        7,231                  3.47%       9,223
--------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                           4.88%      $10,373                  4.85%     $12,879
                                                          =======================             ======================


                                                        September 30, 1995
-------------------------------------------------------------------------------------
                                                    Average    Annual     Interest
                                                    Balance     Rate     Inc./Exp.
-------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                    --         --        --
Federal funds sold and securities
     purchased under agreements to resell            1,376       5.73%       59
Other short-term investments
Investment Securities:
    Taxable                                         52,892       6.06%    2,397
    Tax-Exempt  (1)                                 21,103       8.74%    1,380
--------------------------------------------------------------------------------
  Total securities                                  75,371       6.80%    3,836
Loans
    Commercial                                      43,025       8.59%    2,765
    Mortgage                                        88,767       9.55%    6,338
    Installment                                     53,379       8.30%    3,315
--------------------------------------------------------------------------------
  Total loans  (2)                                 185,171       8.97%   12,418
Total earning assets                               260,542       8.34%   16,254
Non Interest Bearing Assets
   Cash & Due From Banks                             7,404                   --
    Premises & Equipment                             6,140                   --
    Other Assets                                     2,986                   --
    Allowance for Possible Loan Losses              (2,172)                  --
--------------------------------------------------------------------------------
   Total Non-interest earning assets                14,358         --        --
--------------------------------------------------------------------------------
Total Assets                                      $274,900              $16,254
                                            ====================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                      $54,651       1.94%     $791
    Savings                                         39,797       2.55%      758
    Time                                           111,739       5.76%    4,811
--------------------------------------------------------------------------------
  Total interest-bearing deposits                  206,187       4.12%    6,360
Short-term borrowings                                5,861       5.25%      230
Long-term borrowings                                     0                    0
--------------------------------------------------------------------------------
  Total interest-bearing liabilities               212,048       4.16%    6,590
Demand - non-interest-bearing                       25,526         --         0
Other liabilities                                    1,221         --         0
--------------------------------------------------------------------------------
  Total Liabilities                                238,795       3.69%    6,590
Shareholders' equity                                36,105         --         0
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $274,900               $6,590
                                            ====================================


Interest income/earning assets                                   8.34%  $16,254
Interest expense/interest bearing liabilities                    4.16%    6,590
--------------------------------------------------------------------------------
Net Interest Spread                                              4.19%   $9,664
                                                              ==================


Interest Income/Interest Earning Assets                          8.34%  $10,616
Interest expense/Interest Earning Assets                         3.38%    6,590
--------------------------------------------------------------------------------
Net Interest Margin                                              4.96%   $6,590
                                                              ==================


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

NON-INTEREST INCOME
-------------------

         Total other income for the third quarter of 1996 of $514,000 is $93,000 more than during the same period in 1995. Increased service charge revenues and higher fiduciary fees account for the added revenues.

NON-INTEREST EXPENSE
--------------------

         The Corporation's third quarter operating expenses were higher by $92,000 over the third quarter of 1995. Increases in the salary and benefit categories reflect the personnel hired to operate the two new branch offices opened since late last year. Merit and cost of living adjustments for existing personnel are also reflected in those costs. Occupancy expense was higher in the third quarter of 1996 compared to the same period last year due to the amortization of costs related to the expansion of the Corporation's headquarters. Management does include these costs in estimates of future earnings.

         The Corporation's expenses to date as compared to the first nine months of 1995 reflect slight increases to costs. As mentioned, one-time expenses in 1995 make period to period comparisons difficult as does the fact that in 1996 the Bank has expensed only $2,000 to insure its deposits compared to the $244,000 recognized in the first half of 1995. The determination and subsequent action by the Federal Deposit Insurance Corporation in September 1995 is discussed in previous filings.

NET INCOME
----------

         Net income for the third quarter of 1996 was $1,130,000 or $.65 per share. This compares to net income and earnings per share for the same quarter in 1995 of $1,017,000 and $.59 per share.

         The Corporation's third quarter earnings contain no extra-ordinary income or expense. The increased income over last year comes from higher net interest income from a higher earning asset base. The net interest spread, however, is slightly lower than the same period in 1995. Fee income levels are also higher, particularly in fiduciary income. No service charge price increases have been implemented since the last reporting period.

         Return on average assets to date in 1996 is 1.46% and return on average equity is 11.95%.

INCOME TAXES
------------

         The provision for income taxes of $400,000 for the third quarter of 1996 is $123,000 more than the same period in 1995. Comparing the first three quarters of 1996 to the same period last year, the Corporation has accrued $334,000 more expense for taxes in 1996.

                               PART II OTHER INFORMATION

                       ITEM 5. OTHER INFORMATION

                               No Form 8-K's were filed for this period.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CNB FINANCIAL CORPORATION
                                                           (Registrant)



DATE:  November 6, 1996                            /s/ James P. Moore
       -------------------------                   -----------------------------
                                                   James P. Moore
                                                   President and Director
                                                   (Principal Executive Officer)



DATE:  November 6, 1996                            /s/ J. Matthew McEnroe
       -------------------------                   -----------------------------
                                                   J. Matthew McEnroe
                                                   Treasurer,
                                                   Principal Financial Officer