Form 10-K
period 1996-12-31
CNB FINANCIAL CORP/PA
filed 1997-03-27
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM  10 - K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-13396

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

Yes     X    No
    --------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1997.

     Common Stock, $4.00 Par Value -  $52,977,146

The number of shares outstanding of the issuer's common stock as of March 1, 1997:

     Common Stock, $4.00 Par Value - 1,722,834 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholder's Report for the year ended December 31, 1996 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 15, 1997 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

     Exhibit index is located on sequentially numbered page 13.

                                     INDEX


                                    PART I.

ITEM   1.    BUSINESS......................................................    3

ITEM   2.    PROPERTIES....................................................   10

ITEM   3.    LEGAL PROCEEDINGS.............................................   10

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   11


                                    PART II.


ITEM   5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS...............................   11

ITEM   6.    SELECTED FINANCIAL DATA.......................................   11

ITEM   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   11

ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   11

ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................   11


                                   PART III.

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   11

ITEM  11.    EXECUTIVE COMPENSATION........................................   11

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.........................................   11

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   12

                                    PART IV.


ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K.......................................12-13

             SIGNATURES....................................................   15

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

COUNTY NATIONAL BANK

     The Bank is a nationally chartered banking institution incorporated in 1934. The Bank's Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania. The Bank's primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County consisting of the boroughs of Brockway, Falls Creek, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. The approximate population of the general trade area is 100,000.
The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

     In addition to the Main Office, the Bank has 13 full-service branch offices and 2 limited service branch offices located in various communities located in its market area. In December, 1996, the Bank acquired four branch locations, three full-service and one limited service branches, from PNC Bank N.A., Pittsburgh, Pennsylvania. One branch was located in Clearfield in the same block as the Main Office and has been subsequently closed. Two of the branches are located in Philipsburg which remain open and supplement the Bank's existing branches in that community. The third office is located in the DuBois Mall in DuBois, Clearfield County, which represents the Bank's first branch location in that community. In addition to acquiring these four branch locations the Bank also acquired the PNC customer lists for each acquired location with the objective to convert the customer relationships to the Bank. Also, in January, 1996, the Bank opened a full-service branch office in Houtzdale, Clearfield County.

     The Bank is a full-service bank. It engages in a full range of banking activities and services in individual, business, governmental and institutional customers. These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial and residential and consumer loans; and a variety of other specialized financial services. Its Trust division offers a full range of client services.

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

COMPETITION

     The banking industry in the Bank's service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from the economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services. Some of the financial service providers operating in the Bank's market area operate on a large-scale regional basis and possess resources greater than those of the Bank and the Corporation. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.



SUPERVISION AND REGULATION

     The Bank is subject to supervision and examination by applicable federal and state banking agencies, including the Office of the Comptroller of the Currency. In addition, the Bank is insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

EXECUTIVE OFFICERS

     The table below lists the executive officers of The Corporation and County National Bank and sets forth certain information with respect to such persons.

                                                           AGE AT                 PRINCIPAL OCCUPATION
NAME                                                   DECEMBER 31, 1996          FOR LAST FIVE YEARS
----                                                   -----------------          -------------------
JAMES P. MOORE                                                61                  PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                                  CNB FINANCIAL CORPORATION
                                                                                  SINCE 9/20/83.
                                                                                  CHAIRMAN OF THE BOARD,
                                                                                  COUNTY NATIONAL BANK SINCE 3/19/91,
                                                                                  PREVIOUSLY,
                                                                                  PRESIDENT & CHIEF EXECUTIVE OFFICER,
                                                                                  COUNTY NATIONAL BANK SINCE 4/15/82.

WILLIAM F. FALGER                                             49                  EXECUTIVE VICE PRESIDENT,
                                                                                  CNB FINANCIAL CORPORATION SINCE 3/28/95.
                                                                                  PREVIOUSLY VICE PRESIDENT,
                                                                                  SECRETARY AND TREASURER.
                                                                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                                  COUNTY NATIONAL BANK
                                                                                  SINCE 1/01/93, PREVIOUSLY,
                                                                                  GROUP VICE PRESIDENT, COUNTY
                                                                                  NATIONAL BANK SINCE 4/89;

WILLIAM A. FRANSON                                            53                  SECRETARY, CNB FINANCIAL
                                                                                  CORPORATION SINCE 3/28/95.
                                                                                  PREVIOUSLY , ASSISTANT SECRETARY
                                                                                  SINCE 3/27/84.
                                                                                  EXECUTIVE VICE PRESIDENT AND CASHIER,
                                                                                  CHIEF OPERATING OFFICER
                                                                                  COUNTY NATIONAL BANK SINCE 1/01/93,
                                                                                  PREVIOUSLY SENIOR VICE PRESIDENT,
                                                                                  COUNTY NATIONAL BANK SINCE 4/15/82.

CARL J. PETERSON                                              59                  ASSISTANT SECRETARY,
                                                                                  CNB FINANCIAL CORPORATION, SINCE 3/27/84.
                                                                                  SENIOR VICE PRESIDENT AND TRUST OFFICER,
                                                                                  COUNTY NATIONAL BANK, SINCE 4/15/82.

MARK D. BREAKEY                                               38                  SENIOR VICE PRESIDENT,
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

EMPLOYEES

     The Corporation has no employees who are not employees of the County National Bank. As of December 31, 1996, the Bank had a total of 201 employees of which 158 were full time and 43 were part time.

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

Average Consolidate Balance Sheet
   and Net Interest Margin
(Dollars in thousands)


                                              December 31, 1996              December 31, 1995              December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------

                                          Average   Annual   Interest    Average   Annual   Interest    Average   Annual   Interest
                                          Balance    Rate    Inc./Exp.   Balance    Rate    Inc./Exp.   Balance    Rate    Inc./Exp.

------------------------------------------------------------------------------------------------------------------------------------

Assets

 Interest-bearing deposits with banks         $14     0.00%        $0        $18    2.42%        $0     $1,306     6.97%      $91
 Federal funds sold and securities
  purchased under agreements to resell      1,597     5.45%        87      1,450    5.59%        81      1,130     3.81%       43
 Other short-term investments                                       0                             0                             0
 Investment Securities:
    Taxable                                55,861     6.17%     3,445     54,681    5.97%     3,264     55,712     5.35%    2,983
    Tax-Exempt  (1)                        24,740     7.92%     1,962     21,495    8.62%     1,853     21,744     8.62%    1,874
------------------------------------------------------------------------------------------------------------------------------------

  Total Investment Securities              82,212     6.68%     5,494     77,644    6.59%     5,198     79,892     6.08%    4,991
Loans
    Commercial                             47,679     8.14%     3,882     44,621    8.56%     3,818     37,544     7.41%    2,782
    Mortgage                              116,233     8.52%     9,898     89,215    9.03%     8,057     85,892     8.68%    7,456
    Installment                            42,009    10.60%     4,451     54,293    9.16%     4,974     53,756     8.51%    4,575
------------------------------------------------------------------------------------------------------------------------------------

  Total Loans  (2)                        205,921     8.85%    18,231    188,129    8.96%    16,849    177,192     8.36%   14,813
Total Earning Assets                      288,133     8.23%    23,725    265,773    8.30%    22,047    257,084     7.70%   19,804
Non Interest Bearing Assets
  Cash & Due From Banks                     8,579                   0      7,480                  0      7,228                  0
   Premises & Equipment                     8,297                   0      6,482                  0      4,471                  0
   Other Assets                             2,965                   0      2,902                  0      2,600                  0
   Allowance for Possible Loan Losses      (2,301)                  0     (2,173)                 0     (1,927)                 0
------------------------------------------------------------------------------------------------------------------------------------

   Total Non-interest earning assets       17,540     --            0     14,691    --            0     12,372     --           0
------------------------------------------------------------------------------------------------------------------------------------

Total Assets                             $305,673             $23,725   $280,464            $22,047   $269,456            $19,804
                                         ===========================================================================================


Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - Interest-Bearing             $76,496     3.13%    $2,397    $56,284    1.98%    $1,115    $50,779     1.84%     $935
    Savings                                36,266     1.66%       601     38,716    2.72%     1,052     42,719     2.07%      886
    Time                                  117,339     5.47%     6,423    116,239    5.83%     6,778    109,912     4.70%    5,165
------------------------------------------------------------------------------------------------------------------------------------

 Total Interest-Bearing Deposits          230,101     4.09%     9,421    211,239    4.23%     8,945    203,410     3.43%    6,986
 Short-Term Borrowings                      7,186     5.23%       376      5,229    5.32%       278      5,162     4.63%      239
 Long-Term Borrowings                           0                   0          0                  0          0                  0
------------------------------------------------------------------------------------------------------------------------------------

  Total interest-bearing liabilities      237,287     4.13%     9,797    216,468    4.26%     9,223    208,572     3.46%    7,225
 Demand - Non-Interest-Bearing             27,852     --            0     25,788    --            0     26,225     --           0
 Other Liabilities                          2,054     --            0      1,766    --            0      1,199     --           0
------------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities                       267,193     3.67%     9,797    244,022    3.78%     9,223    235,996     3.06%    7,225
 Shareholder's Equity                      38,480     --            0     36,442    --            0     33,460     --           0
------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders'
 Equity                                  $305,673              $9,797   $280,464             $9,223   $269,456             $7,225
                                         ===========================================================================================

Interest Income/Earning Assets                        8.23%    23,725               8.30%   $22,047                7.70%  $19,804
Interest Expense/Interest Bearing
 Liabilities                                          4.13%     9,797               4.26%     9,223                3.46%    7,225
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Spread                                   4.10%    13,928               4.03%   $12,824                4.24%  $12,579
                                         ===========================================================================================



Interest Income/Interest Earning Assets               8.23%   $23,725               8.30%   $22,047                7.70%  $19,804
Interest Expense/Interest Earning Assets              3.40%     9,797               3.47%     9,223                2.81%    7,225
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Margin                                   4.83%   $13,928               4.83%   $12,824                4.89%  $12,579
                                         ===========================================================================================



(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1996, 1995 and 1994, adjusted for certain tax preferences.

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.


Net Interest Income                      For Twelve Months Ended December 31,       For Twelve Months Ended December 31,
Rate-Volume Variance                            1996 over(under) 1995                      1995 over(under) 1994
(Dollars in thousands)                             Due to Change in                           Due to Change in
------------------------------------------------------------------------------------------------------------------------------

                                         Volume        Rate           Net            Volume        Rate           Net
------------------------------------------------------------------------------------------------------------------------------
Assets
Securities

 Interest-Bearing Deposits with Banks      $0            $0            $0              ($55)         ($36)          ($91)
   Purchased Under Agreements to Resell     8            (2)            6                14            24             38
 Other Short-Term Investments               0             0             0                 0             0              0
 Investment Securities:
    Taxable                                71           110           181               (56)          337            281
    Tax-Exempt                            266          (157)          109               (21)            0            (21)
                                       ----------------------------------           ------------------------------------
  Total Securities                        345           (49)          296              (118)          325            207
 Loans
    Commercial                            198          (134)           64               569           467          1,036
    Mortgage                            1,471           370         1,841               294           307            601
    Installment                          (277)         (246)         (523)               46           353            399
                                       ----------------------------------           ------------------------------------
   Total loans                          1,392           (10)        1,382               909         1,127          2,036
                                       ----------------------------------           ------------------------------------
Total Earning Assets                   $1,737          ($59)       $1,678              $791        $1,452         $2,243
                                       ==================================           ====================================


Liabilities and Shareholders' Equity
Interest-Bearing Deposits
  Demand - Interest-Bearing              $489          $793        $1,282              $101           $71           $180
  Savings                                 (63)         (388)         (451)              (83)          275            166
  Time                                     64          (419)         (355)              297         1,299          1,613
                                       ----------------------------------           ------------------------------------
  Total Interest-Bearing Deposits         490           (14)          476               315         1,645          1,959
  Short-Term Borrowings                    85            13            98                 3            35             39
                                       ----------------------------------           ------------------------------------
Total Interest-Bearing Liabilities       $575           ($1)         $574              $318        $1,680         $1,998
                                       ==================================           ====================================


                                       ==================================           ====================================
Change in Net Interest Income          $1,162          ($58)       $1,104              $473         ($228)          $245
                                       ==================================           ====================================


1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2. Included in interest income is $228,576, $192,412 and $348,838 of fees for the years ending 1996, 1995 and 1994, respectively.

3. Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets; there is no income being recognized on a cash basis.

Investment Portfolio

  (in thousands)                     December 31, 1996                 December 31, 1995                 December 31, 1994
                             -------------------------------- -------------------------------- ---------------------------------
                             Amortized   Unrealized   Market  Amortized   Unrealized   Market  Amortized   Unrealized   Market
                                       --------------                   --------------                   --------------
                                Cost   Gains   Losses Value     Cost    Gains   Losses Value      Cost   Gains   Losses Value
                             -------------------------------- -------------------------------- ---------------------------------
Securities to be held to
 maturity:
U.S. Treasury............... $    --   $   --  $  -- $     -- $    --    $ --   $--    $    -- $    --    $ --   $   -- $   --
U.S. Government agencies
  and corporations..........     997       --     1       996   1,989      18    --      2,007      --      --       --     --
Obligations of States and
  Political Subdivisions....   7,319      289    --     7,608  11,251     439     5     11,685  16,845     360      241 16,964
Other Debt Securities.......   9,071       66    24     9,113  11,681     183    16     11,848  17,108      17      201 16,924
Marketable Equities.........      --       --    --        --      --      --    --         --      --      --       --     --
                             -------------------------------- -------------------------------- --------------------------------
                             $17,387     $355   $25   $17,717 $24,921    $640   $21    $25,540 $33,953     $377    $442 $33,888
                             ================================ ================================ ================================

Securities Available for
 Sale:
U.S. Treasury............... $13,496      $36   $24   $13,508 $11,500     $99    $5    $11,594 $15,528     $ --    $280 $15,248
U.S. Government agencies
    and corporations........  26,192      118   203    26,107  24,527     271   106     24,692  18,233       10     688  17,555
Obligations of States and
    Political Subdivisions..  17,562      486    --    18,048  11,155     289    10     11,434   1,735        4      61   1,678
Other Debt Securities.......   1,047        4     6     1,045   1,528      17     5      1,540   1,958       --      87   1,871
Marketable Equities.........   2,080      538    17     2,601   1,405     342    --      1,747     816      210      17   1,009
                             -------------------------------- -------------------------------- --------------------------------
                             $60,377   $1,182  $250   $61,309 $50,115  $1,018  $126    $51,007 $38,270     $224  $1,133 $37,361
                             ================================ ================================ ================================



Maturity Distribution of Investment
Securities (in thousands)
December 31, 1996

                                                                                                           Collateralized Mortgage
                                     Within          After One But        After Five But          After      Obligations and Other
                                    One Year       Within Five Years     Within Ten Years       Ten Years    Asset Backed Securities

                                    --------------------------------     --------------------------------    -----------------------

                                    $ Amt   Yield   $ Amt      Yield     $ Amt      Yield    $ Amt  Yield    $ Amt            Yield
                                   ---------------------------------     ---------------------------------   -----------------------

Securities to be held to maturity:
U.S. Government agencies
    and corporations.........     $    --   0.00%    $997     6.64%     $    --    0.00%    $   --   0.00%     $   --    0.00%
Obligations of States and
    Political Subdivisions...          801  10.92%   3,537     9.57%       2,491    7.67%       490   7.87%         --      --
Other Debt Securities........        3,077   6.74%   5,994     6.65%          --      --         --     --          --      --
                                   ---------------------------------     ---------------------------------      --------------
                                     3,878   7.60%  10,528     7.63%       2,491    7.67%       490   7.87%          0    0.00%
Securities Available for Sale:
U.S. Treasury................        6,501   6.06%   6,995     5.76%          --      --         --     --          --      --
U.S. Government agencies
    and corporations.........        3,988   6.21%  20,206     6.58%       1,998    7.04%        --     --          --      --
Obligations of States and
    Political Subdivisions...           --     --      442     6.25%      12,657    7.80%     4,463   7.91%         --      --
Other Debt Securities........           --     --       --       --           --      --         --     --       1,047    7.05%
                                   ---------------------------------     ---------------------------------      --------------
                                    10,489   6.12%  27,643     6.36%      14,655    7.70%     4,463   7.91%      1,047    7.05%

                                   =================================     =================================      ==============
                TOTAL              $14,367   6.52% $38,171     6.71%     $17,146    7.56%    $4,953   7.90%     $1,047    7.05%
                                   =================================     =================================      ==============


The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.


LOAN PORTFOLIO

A. TYPE OF LOAN

  (in thousands):                                   1996         1995         1994         1993         1992
                                                  --------     --------     --------     --------     --------

          Commercial, Financial and Agricultural  $45,037       $49,643      $40,643      $40,953      $40,203
          Residential Mortgage                    100,402        78,111       68,907       58,927       49,184
          Commercial Mortgage                      31,451        30,658       31,039       30,087       28,264
          Installment                              43,448        45,294       44,196       40,488       33,996
          Lease Receivables                         6,069             0            0            0            0
                                                 --------      --------     --------     --------     --------
        GROSS LOANS                               226,407       203,706      184,785      170,455      151,647
        Less: Unearned Income                       3,304         3,668        2,996        2,499        1,623
                                                 --------      --------     --------     --------     --------
TOTAL LOANS NET OF UNEARNED                      $223,103      $200,038     $181,789     $167,956     $150,024


B.  LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                   December 31, 1996
                                                 ----------------------------------------------------
                                                  One Year      One Through     Over      Total Gross
Commercial, Financial and Agricultural            or Less       Five Years   Five Years      Loans
                                                 --------       -----------  ----------   -----------
Loans With Predetermined Rate                      $5,387         $13,983      $4,887       $24,257
Loans With Floating Rate                           20,380             371          29        20,780
                                                 ----------------------------------------------------
                                                  $25,767         $14,354      $4,916       $45,037
                                                 ====================================================

C.  RISK ELEMENTS

                                                         1996         1995         1994         1993         1992
                                                       --------     --------     --------     --------     --------

Loans on non-accrual basis                                $230          $114         $957       $1,134         $539
Accruing loans which are contractually past due 90
days or more as to interest or principal payment         2,166         2,503          307          518          799
Troubled Debt Restructurings                               654           705           --           --           --
                                                      -------------------------------------------------------------
                                                        $3,050        $3,322       $1,264       $1,652       $1,338
                                                      =============================================================

1. Interest income recorded on the non-accrual loans for the year ended December 31, 1996 was $8,581. Interest income which would have been recorded on these loans had they been on accrual status was $23,763.

2. Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3. At December 31, 1996 there was $3,320,734 in loans which are considered problem loans. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses
(in Thousands)   Years Ended December 31,

                                                       1996         1995         1994         1993         1992
                                                     --------     --------     --------     --------     --------

Balance at beginning of Period                         $2,145      $2,033        $1,750       $1,502       $1,369
Charge-offs:
     Domestic:
          Commercial, Financial and Agricultural            5          59             0          198          307
         Commercial Mortgages                               0          28            95            0            0
         Residential Mortgages                              0           0            33            0           12
         Consumer Loans and Credit Cards                  355         282           254          135          164
                                                     --------     --------     --------     --------     --------
                                                          360         369           382          333          483

Recoveries:
     Domestic:
          Commercial, Financial and Agricultural            5           0            19           26           67
          Commercial Mortgages                              1           0             0            0            0
          Residential Mortgages                             0           0             0            0           14
          Consumer Loans and Credit Cards                  82         101           121           30           35
                                                     --------     --------     --------     --------     --------
                                                           88         101           140           56          116

                Net Charge-offs:                         (272)       (268)         (242)        (277)        (367)

        Provision  for Loan Losses                        600         380           525          525          500

                                                     ========     ========     ========     ========     ========
        Balance at End-of Period                       $2,473      $2,145        $2,033       $1,750       $1,502
                                                     ========     ========     ========     ========     ========

Percentage of net charge-offs during the period
                 to average loans outstanding            0.13         0.14         0.18         0.25         0.22


The Provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the present loan portfolio. Management's judgement is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of econmic conditions on borrowers, and other relevant factors.





ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

           (in thousands)
                                                   1996                      1995                      1994
                                       -------------------------------------------------------------------------------
Domestic:                                          % of Loans in             % of Loans in             % of Loans in
                                                   each Category             each Category             each Category
                                          $ Amt.   to Total         $ Amt.   to Total         $ Amt.   to Total
                                       -------------------------------------------------------------------------------
   Real Estate Mortgages                    $425       58.24%         $387       53.40%          $60       54.09%

   Installment Loans to Individuals          600       21.87%          422       22.24%          210       23.92%

   Commercial, Financial and                 583       19.89%          446       24.36%          895       21.99%
        Agricultural
   Unallocated                               865         N/A           890         N/A           868         N/A
                                        ==============================================================================
           TOTALS                         $2,473      100.00%       $2,145      100.00%       $2,033      100.00%
                                        ==============================================================================

           (in thousands)
                                                   1993                      1992
                                       -----------------------------------------------------
Domestic:                                          % of Loans in             % of Loans in
                                                   each Category             each Category
                                          $ Amt.   to Total         $ Amt.   to Total
                                       -----------------------------------------------------
   Real Estate Mortgages                     $47       52.22%         $111       51.07%

   Installment Loans to Individuals          167       23.75%          227       22.42%

   Commercial, Financial and                 834       24.03%          471       26.51%
        Agricultural
   Unallocated                               702         N/A           693         N/A
                                        ====================================================
           TOTALS                         $1,750      100.00%       $1,502      100.00%
                                        ====================================================

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

DEPOSITS
(in thousands)

    December 31,                  1996                              1995                              1994
                                 Amount                            Amount                            Amount
                               ----------                        ----------                        ----------
Demand - Non Interest Bearing    $30,812                           $25,705                           $26,225

Demand - Interest Bearing         82,184                            78,821                            50,779

Savings Deposits                  36,183                            35,589                            42,719

Time Deposits                    120,877                           115,672                           109,912
                                =========                         =========                         =========
        TOTAL DEPOSITS          $270,056                          $255,787                          $229,635
                                =========                         =========                         =========

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 1996 (in thousands):

Maturing in:
Three months or less................................   $1,654

Greater than three months and through six months....    1,862

Greater than six months and through twelve months...    2,673

Greater than tweleve months.........................    6,720

                                                     =========
                                      TOTAL           $12,909
                                                     =========

RETURN ON EQUITY AND ASSETS

    Information required by this section is presented on pages 19 and 20 of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 2.  PROPERTIES

     The headquarters of the Corporation and the Bank is located at 1 South Second Street, Clearfield, Pennsylvania. The Bank operates 14 full-service and 2 limited service offices. Of these 16 offices, 11 are owned and 5 are leased from independent owners. There are no incumberances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Corporation or the Bank is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the ordinary conduct of business. In the opinion of management and counsel, pending legal proceedings will not have a material adverse effect on the consolidated financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 1996.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS

     Information relating to the Corporation's common stock is on pages 17 and 28 of the Annual Shareholder's Report for the year ended December 31, 1996 and is herein incorporated by reference. There were 1,433 registered shareholders of record as of March 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 19 and 20 of the Annual Shareholder's Report for the year ended December 31, 1996 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 21-27 of the Annual Shareholder's Report for the year ended December 31, 1996 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements which appear in the Annual Shareholder's Report for the year ended December 31, 1996 are incorporated herein by reference to such annual report:

                                                                 Pages in
                                                               Annual Report
                                                               -------------
 Consolidated Statements of Condition                                      5
 Consolidated Statements of Income                                         6
 Consolidated Statements of Cash Flows                                     7
 Consolidated Statements of Changes in Shareholders' Equity                8
 Notes to Consolidated Financial Statements                           9 - 16
 Report of Independent Auditors                                           17

  Quarterly financial data relating to the results of operations for the year ended December 31, 1996 and 1995, appears in the Annual Shareholder's Report for the year ended December 31, 1996 under the caption "Quarterly Summary of Earnings" at Page 18 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Executive Officers is included in Part I and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 15, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 4 - 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this section is presented on pages 3 - 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented on page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997 and is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A.)1. FINANCIAL STATEMENTS FILED

     The Financial Statements listed below are incorporated herein by reference from the Annual Shareholder's Report for the year ended December 31, 1996.

                                                                       Pages in
                                                                     Annual Report
                                                                     -------------

     CNB Financial Corporation and Subsidiary:
       Consolidated Statements of Condition                                      5
       Consolidated Statements of Income                                         6
       Consolidated Statements of Cash Flows                                     7
       Consolidated Statements of Changes in Shareholders' Equity                8
       Notes to Consolidated Financial Statements                          9 to 16
       Report of Independent Auditors                                           17
       Quarterly Summary of Earnings and Per Share Data                         18

       2. FINANCIAL STATEMENT SCHEDULES:

       All schedules are omitted since they are not applicable.

   (B.)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

EXHIBITS:

     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:



EXHIBIT                                            SEQUENTIALLY
NUMBER                  DESCRIPTION                NUMBERED PAGE
---------  --------------------------------------  -------------

 13        Annual Report to Shareholders for 1996

 21        Subsidiaries of the Registrant                     14

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CNB FINANCIAL CORPORATION
                                 (Registrant)



Date:   March 25, 1997                 By:  /s/ James P. Moore
       --------------------------         --------------------------
                                            JAMES P. MOORE
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.



 /s/ James P. Moore                     President and Chief Executive Officer,
--------------------------              Director
JAMES P. MOORE


 /s/ William F. Falger                  Executive Vice President, Principal
--------------------------              Financial Officer,
WILLIAM F. FALGER                       Principal Accounting Officer


 /s/ William A. Franson                 Secretary
--------------------------
WILLIAM A. FRANSON


 /s/ Carl J. Peterson                   Assistant Secretary, Director
--------------------------
CARL J. PETERSON


 /s/ Robert E. Brown         Director        /s/ Jeffrey S. Powell
--------------------------                  --------------------------
ROBERT E. BROWN                             JEFFREY S. POWELL


 /s/ Richard D. Gathagan     Director        /s/ Edward B. Reighard
--------------------------                  --------------------------
RICHARD D. GATHAGAN                         EDWARD B. REIGHARD


 /s/ James J. Leitzinger     Director        /s/ Peter F. Smith
--------------------------                  --------------------------
JAMES J. LEITZINGER                         PETER F. SMITH


 /s/ Dennis L. Merrey        Director        /s/ L.E. Soult, Jr.
--------------------------                  --------------------------
DENNIS L. MERREY                            L.E. SOULT, JR.


 /s/ William R. Owens        Director        /s/ Robert G. Spencer
--------------------------                  --------------------------
WILLIAM R. OWENS                            ROBERT G. SPENCER


 /s/ Robert C. Penoyer       Director        /s/ Joseph L. Waroquier, Sr.
--------------------------                  --------------------------
ROBERT C. PENOYER                           JOSEPH L. WAROQUIER, SR.