Form 10-Q
period 1997-03-31
CNB FINANCIAL CORP/PA
filed 1997-05-15
CIK 736772

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                          Commission File Number 0-13396
 ended March 31, 1997

                                      or


          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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


               The number of shares outstanding of the issuer's
                      common stock as of March 31, 1997:

              COMMON STOCK:  $4.00 PAR VALUE - 1,722,834 SHARES

                                     INDEX


                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------


 PAGE   3.  Notes to Consolidated Financial Statements


 PAGE   4.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


 PAGE   7.  Table 1 - Consolidated Balance Sheets - March 31, 1997


 PAGE   9.  Table 2 - Consolidated Statements of Cash Flows - March 31, 1997


 PAGE  13.  Table 3 - Consolidated Statements of Income - Quarter ending
            March 31, 1997


 PAGE  14.  Table 4 - Consolidated Yield Comparisons



                                    PART II.
                               OTHER INFORMATION



 PAGE  16.  ITEM   5   Other Information


 PAGE  16.  Signatures

                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                                     SCOPE

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three month periods ended March 31, 1997 and 1996 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1996.

       The financial performance reported for the Corporation as of March 31, 1997 is not necessarily the result to be expected for the full year. The results contain no extraordinary income (loss) for changes in accounting or other events.

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

       The average annual assumed rates of increases in the per capita cost of covered benefits range from 10% in 1997 to 8% in 1999 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. These rates have been determined to be in line with industry practice. The discount rate used in determining the accumulated postretirement benefit was 6.50 percent.


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

       Neither the Corporation nor the Bank engages in securities trading and therefore this category has not been used. Management has decided that the Bank's liquidity investments are designated as "Available For Sale" and portfolio investments are purchased for holding until the security matures. Additionally, equity securities held in the parent company are all considered "Available For Sale". As of March 31, 1997, the Corporation had an after-tax unrealized gain in the "Available For Sale" category of $439,000.


SFAS No. 121: Impairment of Long-Lived Assets and Long-Lived Assets to Be
-------------------------------------------------------------------------
Disposed of
-----------

       The Corporation adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", effective January 1, 1996. This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The adoption of this standard has not had a material impact on the Corporation's financial position or results of operation.


SFAS No. 125: Accounting for Transfers and Servicing of Financial Assets and
----------------------------------------------------------------------------
Extinguishment of Liabilities.
------------------------------

       In June, 1996, SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued effective for transactions entered into after December 31, 1996. This standard establishes rules distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of this standard has not had a material impact on the Corporation's financial position or results of operation.


SFAS No. 128: Earnings per Share
--------------------------------

       In February 1997, SFAS No. 128, Earnings per Share, was issued, effective for periods ending after December 15, 1997, with retroactive presentation for all periods required. SFAS No. 128 specifies revised computation, presentation and disclosure requirements for earnings per share. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted amounts. This standard would not have impacted reported earnings per share amounts for the first quarter of 1997 and management does not expect it to have a material impact on the Corporation's historical per share amounts.


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION


MARKET AREA ECONOMIC CONDITIONS

       CNB Financial Corporation and its subsidiary, County National Bank ("the Bank") are headquartered in Clearfield, Pennsylvania in the north-central region of the state. The economy of the region is not dominated by any industry sector and includes coal producers, oil and natural gas producers, wholesale distribution, light manufacturing, glass production and trucking companies. Service related businesses such as hospitals, nursing homes and other health related providers are significant. Government related employers such as public schools, universities and correctional institutions are also a factor in the region.

       The health of the economy in the region is somewhat mixed with unemployment rates (December, 1996) ranging from a low of 2.7% in Centre County to a high of 7.6% in Clearfield County. Other counties' rates in the region are as follows: Cameron 5.7%; Elk 5.0%; Jefferson 7.0% and McKean 5.1%.

       While unemployment levels vary, the region is comparatively in better economic condition than prior years. Residential housing is in fair demand and values have been slowly rising throughout the region. In general, the economy of the Corporation's market area is seen to be improving but lagging behind other regions of the state.



ASSETS
------

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
11.8% since one year ago to $340.5 million. Much of the growth has occurred in the loan portfolios, mainly in mortgage lending. Total gross loans were $238.4 million on March 31, 1997 compared to $202.5 million twelve months ago. The growth in loans has been supported by $30.7 million in core deposit growth and retained earnings.

       The Corporation's interest earning assets consist of deposits with other banks, federal funds sold, short term investments, investment securities and loans. Management uses the short term liquid assets to balance changes in either loans or core deposits. Over the past year, the increase in assets has been funded mainly by core deposit growth. Core deposit growth has accelerated since mid-December, 1996, when the Bank acquired four retail branch locations and corresponding customer lists from PNC Bank. Three of these locations are located in the Corporation's market area and the fourth is located in DuBois, Pennsylvania representing a market area expansion.

       The increase in premises and equipment from $7.9 million a year ago to $9.3 million on March 31, 1997 represents the growth due to branch expansion from the PNC acquisitions and the placing in service of a de novo branch in Clearfield, Pennsylvania. It also is reflective of a major investment in the Corporation's headquarters facility which was expanded and renovated. This work was completed in August, 1996. Other assets and intangibles increased from $2.6 million on March 31, 1996 to $5.3 in March 31, 1997 primarily as a result of the recognition of the purchase price of the customer lists acquired from PNC Bank, N.A.

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS


CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)


                                                                 March 31,   Dec. 31    March 31,
                                                                   1997        1996       1996
                                                                 ---------  ---------   ---------
ASSETS
Cash and Due from Banks........................................  $ 12,409    $ 10,806   $  8,200
Deposits with Other Banks......................................        14          14         14
Federal Funds Sold.............................................         0           0      8,625
Investment Securities Available for sale.......................    62,176      61,309     57,418
Investment Securities Held to Maturity, fair value of $16,643 at  March 31, 1997, $17,717 at December 31, 1996 and
$21,383 at March 31, 1996......................................    16,390      17,387     20,925
Loans and Leases...............................................   238,390     226,407    202,524
  Less:  Unearned Discount.....................................     3,238       3,304      3,512
  Less: Allowance for Loan Losses..............................     2,551       2,473      2,255
                                                                 --------    --------   --------
  NET LOANS....................................................   232,601     220,630    196,757
Premises and Equipment.........................................     9,311       9,312      7,890
Accrued Interest Receivable....................................     2,263       2,181      2,115
Other Assets and Intangibles...................................     5,308       5,369      2,645
                                                                 --------    --------   --------
  TOTAL ASSETS.................................................  $340,472    $327,008   $304,589

LIABILITIES
Deposits:
  Non-interest bearing deposits................................  $ 31,078    $ 30,812   $ 26,947
  Interest bearing deposits....................................   260,795     239,244    234,263
                                                                 --------    --------   --------
  TOTAL DEPOSITS...............................................   291,873     270,056    261,210
Other Borrowings...............................................     5,742      14,656      3,372
Accrued Interest and Other Liabilities.........................     3,035       2,580      2,068
                                                                 --------    --------   --------
  TOTAL LIABILITIES............................................  $300,650    $287,292   $266,650


SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value
  Authorized 2,500,000 Shares  (issued 1,728,000)..............  $  6,912    $  6,912   $  6,912
  Retained Earnings............................................    32,571      32,289     30,788
  Treasury Stock, At Cost (5,166)..............................      (100)       (100)      (100)
  Net unrealized securities gains..............................       439         615        339
                                                                 --------    --------   --------
  TOTAL SHAREHOLDERS' EQUITY...................................    39,822      39,716     37,939
                                                                 --------    --------   --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....................  $340,472    $327,008   $304,589

LIABILITIES
-----------

       Total deposits on March 31, 1997 were $291.9 million, an increase of $30.7 million over March 31, 1996. As stated above, this deposit growth has been accelerated with the branch location acquisitions in December, 1996 with $21.8 million in growth occurring in the first quarter of 1997.

       Deposit growth has occurred in all categories with the largest increase over March 31, 1996 resulting from growth in time deposits of $20.9 million. The Bank has not utilized other liabilities to fund its assets. An analysis of the sources and uses of funds is shown in Table 2 "Statement of Consolidated
                                          ----------------------------------
Cash Flow".
-----------


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

       Sources of asset liquidity are investment securities maturing in one year or less, time deposits with banks and federal funds sold. In extreme shortages of liquidity, "Investments Available for Sale" can be liquidated with no capital impairment due to SFAS No. 115 accounting practices. These assets totaled $62.1 million at March 31, 1997 compared to $57.4 million on March 31, 1996. Contractual payments of principal and interest as well as some early pay-offs of loans also provide a source of liquidity. Principal payments of $53 million are contractually due within one year as compared to $51 million as of March 31, 1996. Liquidity requirements can also be met by aggressively pricing deposits in the market place, buying federal funds and by selling securities under an agreement to repurchase at some future date. The Bank maintains large back-up facilities at both Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh. As of March 31, 1997, the Bank had $15 million in lines of credit available with correspondent commercial banks. Also, the Bank had a remaining available credit line with the Federal Home Loan Bank in the amount of $93 million. The reader is again referred to Table 2 "Statement of
                                                        -------
Consolidated Cash Flows".


       Management regularly monitors the relationship between interest earning assets and interest bearing liabilities maturing or repricing to reduce an imbalance between such assets and liabilities. In doing this, management seeks to avoid fluctuating net interest margins in periods of changing interest rates. The Bank's ratio of interest-rate sensitive assets to interest-rate sensitive liabilities maturing or repricing within one year was 75.9% compared to 75.5% on March 31, 1996.

                                    TABLE 2
                      CONSOLIDATED STATEMENTS OF CASHFLOWS


CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                Three Months Ended March 31
                                                                                   1997             1996
Cash flows from operating activities:
Net Income..................................................................   $    869            $ 1,180
Adjustments to reconcile net income to
 net cash provided by operations:

  Provision for loan losses.................................................        150                125
  Depreciation..............................................................        183                157
  Amortization and accretion of net deferred loan fees......................       (155)              (176)
Amortization and accretion of premiums and discounts on investments.........          8                 40
  Security Losses (Gains)...................................................        (78)                13
  Gain on sale of loans.....................................................          2                  0

Changes in:

 Interest receivable........................................................        (82)               (18)
 Other assets and intangibles...............................................        (79)              (952)
 Interest payable...........................................................       (260)               (41)
 Other liabilities..........................................................        715                761
Net cash provided by operating activities...................................      1,273              1,089

Cash flows from investing activities:
 Proceeds from maturities of:
  Securities held to maturity...............................................      1,000              4,979
  Securities available for sale.............................................      2,080              3,886
 Proceeds from sales of:
  Securities available for sale.............................................        153                  0
  Loans.....................................................................        262                  0
 Purchase of:
  Securities held to maturity...............................................          0               (998)
  Securities available for sale.............................................     (3,300)           (10,699)
 Net principal disbursed on loans...........................................    (12,240)             1,182
 Purchase of Federal Home Loan Bank Stock...................................        240                (81)
 Purchase of premises and equipment.........................................       (182)              (265)
 Proceeds from the sale of foreclosed assets................................          0                  2
Net cash used in investing activities.......................................    (11,987)            (1,994)
Cash flows from financing activities:
 Net change in:
  Checking, money market and savings accounts...............................      2,314              4,638
  Certificates of deposit...................................................     19,503                785
  Other borrowed funds......................................................      1,115                547
 Cash dividends paid........................................................       (586)              (534)
 Principal reduction in Federal Home Loan Bank advances.....................    (10,029)               (21)
Net cash provided by financing activities...................................     12,317              5,415
Net increase in cash and cash equivalents...................................      1,603              4,510
Cash and cash equivalents at beginning of year..............................     10,820             12,329
Cash and cash equivalents at end of period..................................     12,423            $16,839
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (including amount credited directly to certificate accounts)....   $  2,716            $ 2,431
     Income Taxes...........................................................   $     --            $   380
Noncash Investing Activities:
    (Decrease)  in net unrealized gain on securities available for sale.....   $   (266)           $  (377)
    Real estate acquired in settlement of loans.............................   $     --            $    --

          The Board of Directors, working through management, adopted a separate Interest Rate Risk Policy on September 26, 1995. This policy sets specific limits, responsibilities and reporting to provide for stability in earnings under fluctuating interest rates. This policy provides for what management believes is the most prudent measures to be taken by a community bank to avoid earnings instability.


CAPITAL RESOURCES
-----------------

          The Corporation's capital position, of $39.8 million on March 31, 1997, is an above average capital position as compared to other bank holding companies of similar size. Capital adequacy for a financial institution is its ability to support asset growth and to sufficiently protect itself and depositors against business risk. The Corporation has relied on earnings to increase equity, while providing what management believes is an acceptable return on invested capital to its shareholders.

          The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative perpetual preferred stock, and minority interests less intangibles. Tier 2 capital consists of the allowance for possible loan and lease losses (subject to a maximum), perpetual preferred stock (not used in Tier 1), hybrid capital instruments, term subordinate debt and intermediate-term (limited life) preferred stock. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4.0% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

          In addition to the above referenced risk based capital requirements, the Federal Reserve also requires a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less any intangibles.


The table below summarizes the Corporation's regulatory capital ratios at March 31, 1997 and 1996:




                                        1st Qtr.   1st Qtr.   Regulatory
                                          1997       1996      Minimums
                                        ---------  ---------  -----------

     Tier 1 Risk-Based Capital Ratio       16.98%     17.73%      4.0%
     Total Risk-Based Capital Ratio        18.08%     18.81%      8.0%
     Leverage Ratio                        11.88%     12.42%      4.0%




REGULATORY MATTERS
------------------

     The Corporation and the Bank are subject to the regulations of certain federal agencies. Regulators often make recommendations during the course of their examination that relate to the normal operations of the Corporation and the Bank. Management reviews all such recommendations promptly and initiates corrective action. The primary regulator, the Office of the Comptroller of the Currency, conducted a safety and soundness review during July and August of 1996. The results included several recommendations to improve the overall operations of the Bank, but there were no significant deficiencies in the Bank's reported results or functionality. The Federal Reserve Bank of Philadelphia concluded an examination of the Corporation during the third quarter of 1994. The agency noted no substantial deficiencies at that time. Presently, management is unaware of any recommendation by these regulatory authorities, that, if implemented, would likely have a material effect on the liquidity, capital or operations of the Corporation and the Bank.

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

     Credit risk is increased by lending and / or investing activities that concentrate financial institution's earning assets in such a way as to expose the institution to a material loss from any single occurrence or group of related occurrences. This can occur through lending heavily to one borrower, an industry segment or heavy concentration in a particular type of lending or investing.

     The Bank seeks to mitigate credit risk by limiting concentrations within various industries and single borrowers by established legal lending limits. Management also seeks to keep a stable allocation among the various loan types. The Bank firmly follows all regulatory limits of credits to a single borrower. In addition, the Bank monitors the local economic conditions and the financial performance of its larger credit customers in an effort to promptly identify and address deteriorating industries. The Corporation also seeks to minimize credit risk in its investment portfolio by adhering to an investment policy that limits exposure to credit risks inherent in the investment process. This policy sets parameters for appropriate investments of the Corporation and provides for supervision and oversight of this policy by the Board of Directors.

     Management uses a variety of reports to gauge local economic conditions. One important source of information is the quarterly subscription to PNC Bank Economics Division's "National Economic Outlook" which includes focus on both Pennsylvania and some Metropolitan Statistical Areas in the state. The Bank's formal loan review process provides the best defense against credit losses by providing early warning of a borrowing company's financial deterioration.

     The Bank's loan policy states that loans over 90 days past due be placed on non-accrual status. However, policy allows that if the loan is sufficiently collateralized and in the process of collection, the loan review officer may allow the loan to continue accruing based on the expected full return of the Bank's monies when the collateral is liquidated. The table below compares loans past due 90 days and over by type of loan for March 31, 1997 and March 31, 1996.




                                 1997                        1996
                     ---------------------------  --------------------------
                     Over 90 Days   Over 90 Days  Over 90 Days  Over 90 Days
                       Accruing     Non-Accruing    Accruing    Non-Accruing
                     ------------   ------------  ------------  ------------

Commercial Loans       $   395          $152         $  437           $0

Mortgage Loans             341           136            585            0

Installment Loans          322             0            352            0
                        ------          ----         ------           --

     TOTAL              $1,058          $288         $1,374           $0


                             RESULTS OF OPERATIONS

     The "Consolidated Statement of Income" (Table 3) compares the three month
                                             --------
period ending March 31, 1997 and 1996. The table summarizes at the bottom that the Corporation has earned $0.50 per share in the first quarter of 1997 compared to $0.69 per share one year ago.


NET INTEREST INCOME
-------------------

     Operating results are substantially dependent on net interest income. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Operating results are also affected by the levels of non-interest income and expense.

     Total interest income for the quarter of $6.1 million reflects a 7.0% increase or $0.4 million more interest income when compared with the same three months of 1996. This interest income increase for the quarter is a result of a higher level of earning assets of the Corporation. Table 4 "Yield Comparisons"
                                                    ---------------------------
highlights effective interest rates on interest bearing assets and liabilities. Table 4 interest income totals differ from those in Table 3 in that tax free interest is converted to a fully taxable equivalent basis.

     Total interest expense of $2.7 million for the quarter reflects an increase of 8.0% from the interest expense of $2.5 million for the same quarter of 1996. The change represents higher interest expense due to increased deposits as average interest bearing deposits for the quarter were 8.5% greater than those in the first quarter of 1996. The weighted average cost of interest bearing deposits decreased from 4.21% to 4.16% as shown in Table 4 due to maturing time deposits repricing at lower interest rates.

     Table 4 "Yield Comparisons" shows that the yield on earning assets dropped from 8.32% on March 31, 1996 to 8.23% on March 31, 1997. The increase in net interest income is attributable to higher levels of earning assets in the loan and investment categories.


PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

     The provision for possible loan losses was $150,000 for the first quarter of 1997, $25,000 higher than the first quarter of 1996. The Bank has experienced increasing level of loan losses over the past two quarters reversing a positive trend for losses in the eight quarters prior to September 30, 1996. The present allowance for loan losses of $2.6 million represents 1.07% of outstanding loans compared to $2.3 million or 1.11% of loans on March 31, 1996. Non-performing assets (NPA), which includes loans contractually past due 90 days or more, loans in a non-accrual status and other real estate owned totaled $1.4 million at end of quarter. This yields a ratio of NPA to loan loss reserve of 0.54% at period end.

     Management performs quarterly adequacy analysis on the loan loss reserve. The loan review officer determines adequacy by following the Comptroller of the Currency's BC-201 qualitative factors and eight quarters of loan loss experience. The officer's analysis is performed by separate loan categories; Commercial and Industrial Loans, Commercial Real Estate Loans, Residential Real Estate, Consumer Installment and Credit Card Loans. The officer's report is presented to the Bank's board of directors for approval and a subcommittee of the Board meets to review his detailed accounts.

                                    TABLE 3
                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                    THREE MONTHS ENDED MARCH 31
INTEREST INCOME                                                                            1997     1996
                                                                                         -------   -------
Loans including Fees .............................................................       $ 4,908   $ 4,511
Deposits with Other Banks ........................................................             0         1
Federal Funds Sold ...............................................................            16        58
Investment Securities:
   Taxable Securities: Available for Sale ........................................           681       621
   Tax-Exempt Securities: Available for Sale .....................................           225       172
   Taxable Securities: Being Held to Maturity ....................................           159       216
   Tax-Exempt Securities: Being Held to Maturity .................................           106       142
                                                                                         -------   -------
   TOTAL INTEREST INCOME .........................................................       $ 6,095   $ 5,721

INTEREST EXPENSE
Deposits .........................................................................       $ 2,589   $ 2,432
Borrowed Funds ...................................................................           126        37
                                                                                         -------   -------
   TOTAL INTEREST EXPENSE ........................................................       $ 2,715   $ 2,469

   Net Interest Income ...........................................................       $ 3,380   $ 3,252
   Provision for possible loan losses ............................................           150       125
                                                                                         -------   -------
NET INTEREST INCOME AFTER PROVISION ..............................................       $ 3,230   $ 3,127

OTHER INCOME
Trust & Asset Management Fees ....................................................       $   159   $   199
Service charges on deposit accounts ..............................................           181       129
Other service charges and fees ...................................................           102        94
Securities gains (losses) ........................................................            78       (13)
Gains on Sale of Loans ...........................................................             2         0
Other income .....................................................................            63        54
                                                                                         -------   -------
   TOTAL OTHER INCOME ............................................................       $   585   $   463

OTHER EXPENSES
Salaries .........................................................................       $ 1,114   $   964
Employee benefits ................................................................           239       315
Net occupancy expense ............................................................           436       353
Other Operating Expense ..........................................................           853       564
                                                                                         -------   -------
   TOTAL OTHER EXPENSES ..........................................................       $ 2,642   $ 2,196

Income Before Income Taxes and Cumulative Effect of Change
in Accounting Principle ..........................................................       $ 1,173   $ 1,394
Applicable Income Taxes ..........................................................           304       370
                                                                                         -------   -------
Income Before Cumulative Effect of Change in
Accounting Principle .............................................................           869     1,024
Cumulative Effect of Change in Accounting Principle, after Taxes .................             0       156
                                                                                         -------   -------
   NET INCOME ....................................................................       $   869   $ 1,180
                                                                                         =======   =======
Per Share Data
--------------
Income Before Cumulative Effect of Accounting Change .............................       $  0.50   $  0.60
Cumulative Effect of Change in Accounting Principle ..............................          0.00      0.09
Net Income........................................................................          0.50      0.69
Cash Dividends Per Share .........................................................          0.34      0.31

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS



CNB Financial Corporation
    Average Balances and Net Interest Margin
(Dollars in thousands)

                                                          March 31, 1997           December 31, 1996            March 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                    Average   Annual Interest   Average  Annual Interest   Average  Annual Interest

                                                    Balance    Rate  Inc./Exp.  Balance   Rate  Inc./Exp.  Balance   Rate  Inc./Exp.

------------------------------------------------------------------------------------------------------------------------------------


Assets

Interest-bearing deposits with banks                $     14   0.00% $    0    $     14   0.00% $     0   $     15  3.61%  $    0

Federal funds sold and securities
 purchased under agreements to resell                  1,156   5.27%     16       1,597   5.45%      87      4,607  5.05%      58

Other short-term investments                               0   0.00%      0                           0

Investment Securities:

    Taxable                                           54,847   6.14%    842      55,861   6.17%   3,445     54,791  6.13%     837

    Tax-Exempt  (1)                                   25,395   7.88%    500      24,740   7.92%   1,962     23,673  8.07%     476

------------------------------------------------------------------------------------------------------------------------------------

  Total securities                                    81,412   6.67%  1,358      82,212   6.68%   5,494     83,086  6.62%   1,371

Loans

    Commercial                                        50,686   8.05%  1,020      47,679   8.14%   3,882     49,442  8.40%   1,036

    Mortgage                                         129,694   8.11%  2,631     116,233   8.52%   9,898     95,859  9.41%   2,249

    Installment                                       47,696  10.53%  1,256      42,009  10.60%   4,451     55,226  8.90%   1,226

------------------------------------------------------------------------------------------------------------------------------------

  Total loans  (2)                                   228,076   8.61%  4,907     205,921   8.85%  18,231    200,527  9.02%   4,511

Total earning assets                                 309,488   8.10%  6,265     288,133   8.23%  23,725    283,613  8.32%   5,882

Non Interest Bearing Assets

   Cash & Due From Banks                               9,592              0       8,579               0      7,844              0

    Premises & Equipment                               9,334              0       8,297               0      7,872              0

    Other Assets                                       6,368              0       2,965               0      2,895              0

    Allowance for Possible Loan Losses                (2,520)             0      (2,301)              0     (2,195)             0

------------------------------------------------------------------------------------------------------------------------------------

   Total Non-interest earning assets                  22,774     --       0      17,540     --        0     16,416    --        0

------------------------------------------------------------------------------------------------------------------------------------

Total Assets                                        $332,262         $6,265    $305,673         $23,725   $300,029         $5,882

                                                    ================================================================================



Liabilities and Shareholders' Equity
Interest-Bearing Deposits

    Demand - interest-bearing                       $ 83,751   3.13% $  657    $ 76,496   3.13% $ 2,397   $ 80,232  3.33%  $  666

    Savings                                           35,754   1.68%    150      36,266   1.66%     601     36,161  1.64%     148

    Time                                             132,592   5.38%  1,782     117,339   5.47%   6,423    115,999  5.59%   1,618

------------------------------------------------------------------------------------------------------------------------------------

  Total interest-bearing deposits                    252,097   4.11%  2,589     230,101   4.09%   9,421    232,392  4.20%   2,432

Short-term borrowings                                  8,150   5.35%    109       7,186   5.23%     376      2,926  5.07%      37

Long-term borrowings                                   1,071   6.34%     17           0               0          0              0

------------------------------------------------------------------------------------------------------------------------------------

  Total interest-bearing liabilities                 261,318   4.16%  2,715     237,287   4.13%   9,797    235,318  4.21%   2,469

Demand - non-interest-bearing                         28,684     --       0      27,852     --        0     24,947    --        0

Other liabilities                                      2,386     --       0       2,054     --        0      1,889    --        0

------------------------------------------------------------------------------------------------------------------------------------

  Total Liabilities                                  292,388   3.71%  2,715     267,193   3.67%   9,797    262,154  3.78%   2,469

Shareholders' equity                                  39,874     --       0      38,480     --        0     37,875    --        0

------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity          $332,262         $2,715    $305,673         $ 9,797   $300,029         $2,469

                                                    ================================================================================


Interest income/earning assets                                 8.10% $6,265               8.23%  23,725             8.32%  $5,882
Interest expense/interest bearing liabilities                  4.16%  2,715               4.13%   9,797             4.21%   2,469
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Spread                                            3.94% $3,550               4.10%  13,928             4.11%  $3,413
                                                              ==============             ===============           =================

Interest Income/Interest Earning Assets                        8.23% $6,265               8.23% $23,725             8.32%  $5,882
Interest expense/Interest Earning Assets                       3.50%  2,715               3.40%   9,797             3.49%   2,469
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Margin                                            4.73% $3,550               4.83% $13,928             4.83%  $3,413
                                                              ==============             ===============           =================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1997 and 1996, adjusted for certain tax preferences.
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

NON-INTEREST INCOME
-------------------

     Total other income for the first quarter of 1997 of $585,000 is $122,000 more than during the same period in 1996. Increased service charge income and gains from the sale of securities more than offset a decline in fiduciary fee income resulting in an overall increase in non-interest income.


NON-INTEREST EXPENSE
--------------------

     Non-interest expenses increased $446,000 or 20.3% in the first quarter of 1997 compared to the first quarter of 1996. This increase is the result of higher operating expenses for salaries and occupancy expense related to the purchase of the four PNC Bank branches and the opening of a de novo office in the quarter. These increases were mitigated somewhat by a decline in the cost of employee benefits due to favorable trends in healthcare costs under the Corporation's self-funded healthcare program. In addition, the Corporation began amortizing the acquisition cost of the acquired PNC customer lists in the first quarter of 1997. After further analysis of deposit inflows during the first quarter of 1997, the amortization period for this expense was extended to 10 years from 7.5 years which was previously established and noted in the 1996 10-K filing of the Corporation. This modification did not affect any previously reported results of operations.


NET INCOME
----------

     Net income for the first quarter of 1997 was $869,000 or $0.50 per share. This compares to net income of $1,024,000 or $0.60 per share in the first quarter of 1996. During the first quarter of 1996 the Corporation changed its method of accounting for trust income from the cash basis to the accrual basis. All first quarter 1996 financial information has been restated to reflect the cumulative effect of this change in accounting principle. The comparative decline in net income is the result of net interest income growth and other income growth being exceeded by the growth in operating expenses. During the quarter the Corporation also experienced a decline in its net interest spread as higher cost time deposits were acquired at a faster rate than other deposits and interest income could not be increased at the same rate in order to maintain the spread. As mentioned previously the higher operating expenses were a result of growth in branch operations resulting of the PNC Bank branch acquisitions.

     For the remainder of 1997, net interest income and non-interest income are expected to continue to increase as more earning assets are acquired as a result of anticipated further deposit growth. Non-interest income is anticipated to increase as the Bank begins originating and selling mortgages into the secondary market in the second quarter which should result in higher levels of fee income during the remainder of the year. During the rest of the year operating expenses are anticipated to remain fairly constant. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

     The return on average assets was 1.04% and the return on average equity was 8.74% during the quarter ending March 31, 1997 compared to 1.37% and 10.81% respectively in the first quarter of 1996.


INCOME TAXES
------------

     The provision for income taxes was $304,000 in the first quarter of 1997 compared to $370,000 in the first quarter of 1996. This is the result of lower taxable income in the first quarter of 1997.

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


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:  May 14, 1997             /s/  James P. Moore
       ------------             -------------------------------------
                                James P. Moore
                                President and Director
                                (Principal Executive Officer)



DATE:  May 14, 1997             /s/  William F. Falger
       ------------             -------------------------------------
                                William F. Falger
                                Executive Vice President and Director
                                (Principal Financial Officer)
                                (Principal Accounting Officer)