Form 10-Q
period 1997-06-30
CNB FINANCIAL CORP/PA
filed 1997-08-14
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997      Commission File Number 0-13396

                                       or

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -------------


                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                  25-1450605
     ------------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                              County National Bank
                             1 South Second Street
                                  P.O. Box 42
                         Clearfield, Pennsylvania 16830
                    (Address of principal executive offices)

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

Yes  X      No
    ----       ----

     The number of shares outstanding of the issuer's common stock as of June 30, 1997:

              COMMON STOCK:  $4.00 PAR VALUE - 1,722,834 SHARES

                                     INDEX


                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------


 PAGE   3.  Notes to Consolidated Financial Statements


 PAGE   5.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


 PAGE  11.  Table 1 - Consolidated Balance Sheets - June 30, 1997


 PAGE  12.  Table 2 - Consolidated Statements of Cash Flows - June 30, 1997


 PAGE  13.  Table 3Q - Consolidated Statements of Income - Quarter ending June
            30, 1997

 PAGE  14.  Table 3Y - Consolidated Statements of Income For Six Months
            Ending June 30, 1997

 PAGE  15.  Table 4 - Consolidated Yield Comparisons



                                    PART II.
                               OTHER INFORMATION



 PAGE  16.  ITEM  4    Submission of Matters for Security Holders Vote

 PAGE  16.  ITEM   5   Other Information

 PAGE  16.  ITEM   6   Exhibits and Reports on Form 8-K

 PAGE  16.  Signatures

                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                             BASIS OF PRESENTATION

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three and six month periods ended June 30, 1997 and 1996 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1996.

       The preperation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates and such differences may be material to the financial statements.

       The financial performance reported for the Corporation as of June 30, 1997 is not necessarily the result to be expected for the full year. The results contain no extraordinary income (loss) for changes in accounting or other events.

       Tax provisions for interim financial statements are based on the estimated tax rates for the full fiscal year. The estimated effective tax rate differs from the statutory tax rate principally due to tax-free interest income on certain loans and investments which qualify for such treatment.


                              ACCOUNTING POLICIES


ALLOWANCE FOR LOAN LOSSES:

       The allowance for loan losses is established through provisions for loan losses which are charged against income. Loans which are deemed to be uncollectible are charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance account.

       Management determines the adequacy of the reserves based on historical patterns of charge-offs and recoveries, industry experience, and other qualitative factors relevant to the collectability of the loan portfolio. While management believes that the allowance is adequate to absorb estimated potential loan losses, future adjustments may be necessary in circumstances that differ substantially from the assumptions used in evaluating the adequacy of the allowance for loan losses.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 128: Earnings per Share
--------------------------------

       SFAS No. 128, "Earnings per Share", is effective for periods ending after December 15, 1997, with retroactive presentation for all periods required. SFAS No. 128 specifies revised computation, presentation and disclosure requirements for earnings per share. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted amounts.

SFAS No. 129: Disclosure of Information About Capital Structure
---------------------------------------------------------------

       SFAS No. 129, "Disclosure of Information About Capital Structure", is effective for financial statements for periods ending after December 15, 1997. This statement requires disclosure of rights and privileges of various securities outstanding.

SFAS No. 130: Reporting Comprehensive Income
--------------------------------------------

       SFAS No. 130, "Reporting Comprehensive Income", is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholder's equity except those resulting from investments and distributions to owners.

SFAS No. 131: Disclosures about Segments of an Enterprise and Related
---------------------------------------------------------------------
Information
-----------

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for financial statements for periods beginning after December 15, 1997. This statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements.

       None of these standards when implemented are expected to materially impact the reported financial position or results of operations of the (Corporation).


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

       The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of financial results. The company's only subsidiary County National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of the west central Pennsylvania counties of Clearfield, Centre, Elk, and McKean. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC").

       On December 16, 1996 the Bank acquired three full-service banking offices and one limited service banking office and the corresponding customer lists for those offices from an unaffiliated institution (referred hereafter as "Acquisition"). The offices are located in west central Pennsylvania in the communities of Clearfield, Philipsburg, and DuBois. Two of the full-service offices have been closed, one in Clearfield and the second in Philipsburg, and service transferred to existing banking offices in those communities. The remaining full-service office in DuBois and the limited service office in Philipsburg continue to operate as branches of the bank.

OVERVIEW OF BALANCE SHEET

       Total assets increased from $327,008,000 at December 31, 1996 to $352,437,000 at June 30, 1997 a growth rate of 7.8%. The increase in assets can be attributed primarily to the generation of approximately $17 million in new deposits related to the branch locations and customer lists acquired in the Acquisition made in the fourth quarter of 1996. Total deposits increased $30,825,000 (or 11.4%) in the six months ended June 30, 1997, while total borrowings decreased $5,806,000 (or 39.6%) to $8,850,000. The Company invested these deposits primarily in loans up $25,033,000 (or 11.2%) and to repay other borrowings in the amount of $5,806,000.

CASH AND CASH EQUIVALENTS

       Cash and Cash equivalents totaled $14,525,000 at June 30, 1997compared to $10,938,000 on June 30, 1996. The quarter ending on a Monday resulted in the due from bank amount being larger than normal for the period ending date.

       Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES

       Investment securities declined $2,822,000 since December 31, 1996, with funds utilized to meet loan demand. Of the Company's total investment portfolio of $75,874,000 as of June 30, 1997 $62,471,000 (or 82.3%) is classified as available for sale with the balance of $13,403,000 classified as held to maturity.

       Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset / Liability Committee ("ALCO") meetings. The ALCO also reviews and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

       The Company's loan volume continues to grow and reflects the additional credit opportunities in the markets served. The Company's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses. The Company's lending market has grown as a result of the Acquisition and the entry into the DuBois market. This market has yielded $2.0 million in new loan outstandings in the first six months of 1997. Management expects this market to continue to provide significant loan growth over the next several quarters.

       The following table details total outstanding loans at the specified dates:


                                                  June 30,            December 31,                June 30,
                                                    1997                  1996                      1996
                                                  (000's)                (000's)                  (000's)
                                             ---------------      ------------------       -------------------
Commercial, Financial, and Agricultural             $ 57,403                $ 45,037                  $ 44,985
Commercial Mortgage                                   31,450                  31,451                    31,822
Residential Mortgage                                 108,864                 100,402                    85,188
Consumer Installment                                  41,407                  43,448                    42,894
Lease Receivables                                     12,409                   6,069                      ----
                                             ---------------      ------------------       -------------------

                                                    $251,533                $226,407                  $204,889

      At June 30, 1997, the Company had $251,533,000 in loans and leases outstanding up $25,126,000 (or 11.1%) over December 31, 1996 and up $46,644,000
(or 22.8%) over June 30, 1996. This growth pattern is the result of continued commercial lending opportunities resulting from customer dissatisfaction with several superregional banks located within the market as well as continued market penetration into recently added markets in Elk and McKean counties. Residential mortgage activity has slowed somewhat but continues to be strong aided by the Company's First Time Home Buyers mortgage product which has been available for the past 24 months. Consumer loans appear stagnant but are actually increasing when lease receivables are included in the total. Conventional auto financing is being replaced with an ever greater number of leases. Management feels that this trend will continue over the next several quarters.

LOAN CONCENTRATION

      The Company does not have a concentration of its loan portfolio in any one industry. The Company monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. Residential real estate lending continues to be the largest component of the loan portfolio representing 43.3% of total loans. Commercial lending, including commercial mortgages, is the next largest component representing 35.3% of the portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.09% at year end 1996 to 0.99% at June 30, 1997. The dollar amount of the reserve increased $24,000 for the six months ended June 30, 1997, provision for loan and lease losses totaled $300,000, while gross chargeoffs were $338,000 and recoveries amounted to $62,000. This level of chargeoffs is significantly higher than those experienced in the first six of 1996 when chargeoffs were $107,000 with recoveries of $42,000.

      This trend is consistent with the trend nationwide in the financial services industry. It is the result of increased consumer credit problems often resulting in bankruptcies. Management of the Company has implemented increased loan collection activities which has resulted in decreased levels of loan delinquency.

      Management believes that as a result of these efforts loan and lease losses will be reduced in the second half of the year. Non-performing assets
(NPA), which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,009,000 or 0.29% of total assets on June 30, 1997, compared to $1,380,000 or 0.41% on March 31, 1997 and $1,264,000 or 0.39% on
December 31, 1996.

      The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio.

FUNDING SOURCES

      The Company considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company reaching $300,881,000 at June 30, 1997, an increase of 11.3% since year-end 1996. Deposit growth occurred primarily through the Acquisition.

      The Company borrowed $5.0 million under a term borrowing from the Federal Home Loan Bank during the second quarter in order to meet funding needs resulting from loan demand. This event increased borrowings to $8,850,000 as of June 30, 1997 from $3,592,000 on March 31, 1997, however, the total is less than the $14,656,000 outstanding at year-end 1996. Management plans to maintain access to short-term and long-term FHLB borrowings as an appropriate funding source.

      During the second quarter the Company achieved deposit growth of $9,005,000 compared to $21,820,000 during the first quarter. The significant first quarter growth was primarily the result of deposits generated by the Acquisition. Growth in the second quarter continued to result from the Acquisition and is expected to continue into the third and fourth quarters.

      Also, as a result of the Acquisition, the Company has experienced a change in the mix of its deposit base. Of the total deposit growth of $30,771,000 in the first two quarters $29,513,000 or 95.9% has come in the time deposit category. This results in time deposits representing 42.9% of total deposits as of June 30, 1997 compared to 36.9% as of year-end 1996. Management expects this shift in deposit mix to continue, however, at a lesser rate, as deposits continue to be acquired from the Acquisition.

CAPITAL / STOCKHOLDERS' EQUITY

      The Company's Capital continues to provide a strong base for profitable growth. Total Stockholders' Equity was $40,667,000 at June 30, 1997 compared to $39,716,000 at year-end 1996, an increase of $951,000 (or 2.4%). Equity growth was the result of an increase in retained earnings of $735,000 and an increase of $216,000 in the net unrealized holding gain on available-for-sale securities.

      Approximately 65% of the investment securities in the Company's portfolio are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. In the first six months of 1997, interest rates fluctuated in a rather narrow range ending the second quarter at relatively same level as the beginning of the year. Management feels the status of the investment markets do not substantially affect the Company's equity.

      In the first six months of 1997, the Company earned $1,908,000 and declared dividends of $1,172,000, a dividend payout ratio of 61.4% of net income. In the second quarter, net income and dividends declared totaled $1,039,000 and $586,000, respectively, a dividend payout ratio of 56.4%. Management feels that the second quarter payout ratio is acceptable for the Company and anticipates similar payout ratios in the future.

      The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company's total risk-based capital ratio of 16.39% at June 30, 1997 is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 15.35% also above the regulatory minimum of 4%. The leverage ratio at June 30, 1997, was 10.76 and also above the minimum standard of 4%. The Company is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

      Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 12 of the accompanying financial statements provide analysis of the Company's cash and cash equivalents. Additionally, management considers that portion of the loan portfolio that matures within one year and maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.

      The interest rate sensitivity position at June 30, 1997, indicated the Company was liability sensitive in the short-term and asset sensitive for periods longer than one year. Management measures the potential impact of significant changes in interest rates on both the earnings and equity of the Company. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. Management continues to monitor the interest rate sensitivity through the ALCO and uses this data to make appropriate strategic decisions.


                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

      For the six months ended June 30, 1997, the Company earned $1,908,00 in net income, a decrease of 8.5% from $2,086,000 in net income, before the cumulative effect of a change in accounting principle in the same period last year. For the quarter ended June 30, 1997, the Company recorded net income of $1,039,000, a 2.1% decrease from $1,062,000 in the second quarter of 1996.

      Net income decreased in the second quarter and year to date as a primarily result of increased operating expenses related to the Acquisition. This decrease was anticipated by management and is the consequence of the nature of Acquisition which resulted in the Bank taking over the four acquired branches and hiring the employees and over time acquiring the customers and their respective deposits. Therefore, the Company experienced an immediate increase in operating expenses without a comparable increase in operating revenues. In addition, the Company began amortizing the premium paid for the customer lists which added an operating expense previously not incurred. The Bank has since closed two of the acquired branch facilities and assimilated the corresponding employees into other positions resulting from growth or attrition. Not withstanding these increased costs, management is confident that the Company's financial performance targets will be met for the full year of 1997.

INTEREST INCOME AND EXPENSE

      Net interest income totaled $3,593,000 in the second quarter, an increase of 9.2% over the second quarter of 1996 and totaled $6,973,000 for the first six months of 1997, an increase of 6.6% over the same period of the prior year. Continued growth in loans has been the primary factor in this increase which has been mitigated somewhat by higher interest costs for deposits resulting from a shift in deposit mix to higher cost time deposits. Total interest income increased during the quarter by $773,000 or 13.7% while interest expense increased by $471,000 or 19.9% when compared to the second quarter of 1996. Total interest income for the first six months of 1997 increased by $1,147,000 or 10.1% while interest expense increased by $717,000 or 14.8% when compared to the first six months of 1996.

      The Company recorded a provision for loan and lease losses in the second quarter of $150,000 up from $125,000 from the second quarter of 1996 and $300,000 for the first six months of 1997 compared to $250,000 for the first six months of 1996. Management intends to maintain this provision at the same level in the third quarter, however, an increased provision in the fourth quarter may be considered depending on continued loan growth and the level of losses.

NON-INTEREST INCOME

      Non-interest income declined $21,000 or 4.1% in the second quarter, however, it still shows an increase of $101,000 or 10.4% for the first six months of the year when compared to the same periods last year. The small decline in the second quarter is the result of decreased fiduciary income and other operating income which were not fully offset by an increase in service charges. Service charges on deposit accounts have increased $54,000 or 30.7% for the quarter and $106,000 or 34.8% for the year to date when compared to the same period in 1996. This increase in fee income is primarily a result of the growth in the number of customer accounts. Management anticipates that total non-interest income will trend upward over the remaining two quarters of 1997.


NON-INTEREST EXPENSE

      Non-interest expense increased $387,000 or 17.6% during the second quarter compared to the second quarter of 1996 and $833,000 or 19.0% in the first six months of 1997 compared to the same period of the prior year. Much of this increase is attributable to increased employee costs and occupancy expense related to branches acquired late in the fourth quarter of 1996. In addition, included in total non-interest expense is the amortization of the premium paid for the customer lists acquired in the transaction which added an additional operating expense in 1997 which was not present in 1996. This intangible expense amounted to $158,000 for the first two quarters of 1997.

      In order to reduce operating costs, management made the decision the second quarter to close one of the branches acquired in acquisition and consolidate its operation into nearby existing branches of the Bank. This office in Philipsburg was closed effective July 30, 1997, and the property related to the branch has been offered for sale. It is anticipated that the closing will not result in the write-down of any asset values.

      In addition to increased employee and occupancy expense there were certain one time costs relating to the Acquisition which occurred in the first quarter of 1997 which did not reoccur in the second quarter. This resulted in non-interest expense declining in the second quarter when compared to the first quarter by $62,000 or 2.3%.

RETURN ON ASSETS

      For the quarter ended June 30, 1997, return on average assets ("ROA") totaled 1.18% down from 1.45% recorded in the same period of the prior year.
For the six months ended June 30, 1997, ROA was 1.12% compared to 1.42% in 1996.

      Decreased ROA can be attributed to increased operating costs resulting from the Acquisition. Management believes ROA levels will increase over the remainder of 1997.

RETURN ON EQUITY

      The Company's return on average stockholder's equity ("ROE") in the second quarter was 10.33%, compared to 11.50% for the same period last year. This decrease can be attributed primarily to increased equity from retained earnings and net unrealized holding gain coupled with a small decline in net income.

      Management expects improvement in ROE through the remainder of 1997. The acquisition and its resulting deposits are providing increased revenue potential without increasing stockholder's equity. The Company is well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

      Federal income taxes decreased from $421,000 in second quarter 1996 to $313,000 in 1997. For the six months ended June 30, 1997, federal income taxes totaled $617,000, a decrease of $174,000 (or 22.0%) compared to the same period a year earlier. This decrease can be attributed to the Company's lower pre-tax income during the periods.

FUTURE OUTLOOK

      Second quarter results showed improvement over the first quarter and were in line with management expectations. Management continues to focus on asset growth resulting from ongoing generation of new deposits from the customer lists acquired via the Acquisition in the fourth quarter of 1996. Management anticipates that this deposit growth will carry forward into the second half of the year. Management is particularly encouraged by the growth in the DuBois market which represents a new community to be served by the Bank. Planning is in progress on the design of a new banking facility for that location with a projected opening date of mid-summer of 1998.

      Loan growth in the second quarter remained strong and has exceeded management's expectations. While loan demand is good, competitive pressure from other financing sources has not resulted in increased loan yields. Management believes loan growth will continue through the remainder of 1997. The Company's loan to deposit ratio has remained relatively unchanged at the end of the second quarter at 82.5% compared to 82.6% at year end 1996. Due to strong loan demand, management expects the loan to deposit ratio to increase moderately over the next six months.

      Consumer loan charge-offs in the second quarter continued to comprise the majority of the Company's recent charge-offs. In the second quarter, total net chargeoffs were $203,632, of which consumer net charge-offs totaled $139,857. Future provision for loan and lease losses will be affected by the charge-off activity in all loan categories. Management feels the current reserve for loan losses is adequate to cover potential chargeoffs as they occur.

      Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Company and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 1997 the Company's efficiency ratio was 60.51%, compared to 55.84% for the same period last year.

      The efficiency ratio was negatively impacted by increased non-interest expense resulting from higher levels of salaries and benefits and occupancy expense relating to the branch acquisitions in late 1996. Management believes that the efficiency ratio will continue to improve during the second half of 1997 as both interest income and non-interest income increase while operating expenses stabilize.

      The interest rate environment will continue to play an important role in the future earnings of the Company. The net interest margin has been declining as more higher cost time deposits continue to be obtained as a result of the Acquisition. However, overall net interest income continues to increase due to growth in interest earning assets. Management expects little further decline in the net interest margin and further growth in net interest income in the remainder of 1997.

      Management concentrates on return on average assets and earnings per share evaluations, plus other methods, to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to enhance performance of normal operations through the remainder of 1997.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION:  June 30, 1997
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)

                                                                 June 30,   Dec. 31    June 30,
ASSETS                                                             1997       1996       1996*
                                                                 --------   --------   --------
Cash and Due from Banks........................................  $ 13,936   $ 10,806   $ 10,924
Deposits with Other Banks......................................        14         14         14
Federal Funds Sold.............................................       575          0          0
Investment Securities Available for sale                           62,471     61,309     60,411
Investment Securities Held to Maturity, fair value of $13,603 at  June 30, 1997, $17,717 at December 31, 1996 and
$20,537 at June 30, 1996.......................................    13,403     17,387     20,254
Loans and Leases...............................................   251,533    226,407    204,889
  Less:  Unearned Discount.....................................     3,397      3,304      3,323
  Less: Allowance for Loan Losses..............................     2,497      2,473      2,330
                                                                 --------   --------   --------

  NET LOANS....................................................   245,639    220,630    199,236
Premises and Equipment.........................................     9,172      9,312      8,025
Accrued Interest Receivable....................................     2,251      2,181      2,126
Other Assets and Intangibles...................................     4,976      5,369      2,315
                                                                 --------   --------   --------
  TOTAL ASSETS.................................................  $352,437   $327,008   $303,305

LIABILITIES
Deposits:
  Non-interest bearing deposits................................  $ 30,960   $ 30,812   $ 28,925
  Interest bearing deposits....................................   269,921    239,244    230,409

                                                                 --------   --------   --------
  TOTAL DEPOSITS...............................................   300,881    270,056    259,334
Other Borrowings...............................................     8,850     14,656      4,396
Accrued Interest and Other Liabilities.........................     2,039      2,580      1,475
                                                                 --------   --------   --------
  TOTAL LIABILITIES............................................  $311,770   $287,292   $265,205


SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value
  Authorized 2,500,000 Shares  (issued 1,728,000)..............  $  6,912   $  6,912   $  6,912
  Retained Earnings............................................    33,024     32,289     31,316
  Treasury Stock, At Cost (5,166 Shares).......................      (100)      (100)      (100)
  Net unrealized securities gains (losses).....................       831        615        (28)
                                                                 --------   --------   --------
  TOTAL SHAREHOLDERS' EQUITY...................................    40,667     39,716     38,100
                                                                 --------   --------   --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....................  $352,437   $327,008   $303,305

  * June 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                    TABLE 2
                      CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION: June 30, 1997
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                           Six Months Ended June 30...
Cash flows from operating activities:                                          1997         1996*
                                                                           ----------    -----------
NetIncome ................................................................   $  1,908    $  2,242
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses ............................................        300         250
    Depreciation .........................................................        371         317
    Amortization and accretion of net deferred loan fees .................       (350)       (391)
  Amortization and accretion of premiums and discounts on investments ....         15          67
    Security Losses (Gains) ..............................................        (59)         13
    Gain on sale of loans ................................................         22          19
Changes in:
    Interest receivable ..................................................        (70)        (29)
    Other assets and intangibles .........................................        239        (426)
    Interest payable .....................................................        112         (40)
    Other liabilities ....................................................       (653)        101
Net cash provided by operating
activities ...............................................................      1,835       2,123
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity ........................................      3,990       5,644
      Securities available for sale ......................................      3,279       6,523
  Proceeds from sales of:
      Securities available for sale ......................................      1,981           0
      Loans ..............................................................      1,481       1,525
  Purchase of:
      Securities held to maturity ........................................          0        (998)
      Securities available for sale ......................................     (6,116)    (16,905)
  Net principal disbursed on loans .......................................    (26,562)     (2,746)
  (Purchase) of Federal Reserve Bank Stock ...............................        (39)          0
  Purchase of Federal Home Loan Bank Stock ...............................        240         (81)
  Purchase of premises and equipment .....................................       (231)       (560)
  Proceeds from the sale of foreclosed assets ............................          0          54
Net cash used in investing
activities ...............................................................    (21,977)     (7,544)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts ........................        522       2,556
      Certificates of deposit ............................................     30,303         991
      Other borrowed funds ...............................................       (771)      1,572
  Cash dividends paid ....................................................     (1,172)     (1,068)
  Proceeds from Federal Home Loan Bank Advances ..........................      5,000           0
  Principal reduction in Federal Home Loan Bank advances .................    (10,035)        (21)
Net cash provided by financing
activities ...............................................................     23,847       4,030
Net increase (decrease)  in cash and cash equivalents ....................      3,705      (1,391)
Cash and cash equivalents at beginning of year ...........................     10,820    $ 12,329
Cash and cash equivalents at end of period ...............................   $ 14,525    $ 10,938
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to certificate
       accounts)..........................................................   $  5,661    $  4,852
     Income Taxes ........................................................   $    456    $    760
Noncash Investing Activities:
      Inc.(Dec.)  in net unrealized gain on securities available
         for sale ........................................................   $    327    $   (617)
     Real estate acquired in settlement of loans..........................   $     -     $      -

* June 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                  TABLE 3-Q
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: June 30, 1997
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                             THREE MONTHS ENDED JUNE 30...
INTEREST INCOME                                                      1997     1996*
                                                                   -------  -------
Loans including Fees..............................................  $5,269   $4,437
Deposits with Other Banks.........................................       0        0
Federal Funds Sold................................................      40       23
Investment Securities:
   Taxable Securities: Available for Sale.........................     660      671
   Tax-Exempt Securities: Available for Sale......................     225      200
   Taxable Securities: Being Held to Maturity.....................     133      196
   Tax-Exempt Securities: Being Held to Maturity..................     100      127
                                                                    ------   ------
   TOTAL INTEREST INCOME..........................................  $6,427   $5,654


INTEREST EXPENSE
Deposits..........................................................  $2,758   $2,319
Borrowed Funds....................................................      76       44
                                                                    ------   ------
   TOTAL INTEREST EXPENSE.........................................  $2,834   $2,363

   Net Interest Income............................................  $3,593   $3,291
   Provision for possible loan losses.............................     150      125
                                                                    ------   ------
NET INTEREST INCOME AFTER PROVISION...............................  $3,443   $3,166


OTHER INCOME
Trust & Asset Management Fees.....................................  $  130   $  162
Service charges on deposit accounts...............................     230      176
Other service charges and fees....................................     104       91
Securities gains (losses).........................................     (19)       0
Gains on Sale of Loans............................................      20        0
Other income......................................................      24       81
                                                                    ------   ------
   TOTAL OTHER INCOME.............................................  $  489   $  510


OTHER EXPENSES
Salaries..........................................................  $1,164   $  980
Employee benefits.................................................     226      311
Net occupancy expense.............................................     405      347
Other Operating Expense...........................................     785      555
                                                                    ------   ------
   TOTAL OTHER EXPENSES...........................................  $2,580   $2,193


Income Before Income Taxes and Cumulative Effect of Change
In Accounting Principle...........................................  $1,352   $1,483
Applicable Income Taxes...........................................     313      421
                                                                    ------   ------
Income Before Cumulative Effect of Change in
Accounting Principle..............................................   1,039    1,062
Cumulative Effect of Change in Accounting Principle, after Taxes..       0        0
                                                                    ------   ------
   NET INCOME.....................................................  $1,039   $1,062
                                                                    ======   ======
Per Share Data
Income Before Cumulative Effect of Accounting Change..............   $0.60    $0.62
Cumulative Effect of Change in Accounting Principle...............    0.00     0.00
                                                                    ------   ------
Net Income........................................................    0.60     0.62
Cash Dividends Per Share..........................................    0.34     0.31

       *  June 1996 amounts have been restated to reflect the cumulative effect
of the change in accounting   for trust fee income.

                                   TABLE 3-Y
                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION: June 30, 1997
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                               SIX MONTHS ENDED JUNE 30...
INTEREST INCOME                                                      1997     1996*
                                                                    -------  --------
Loans including Fees..............................................  $10,177  $ 8,948
Deposits with Other Banks.........................................        0        1
Federal Funds Sold................................................       56       81
Investment Securities:
   Taxable Securities: Available for Sale.........................    1,341    1,292
   Tax-Exempt Securities: Available for Sale......................      450      372
   Taxable Securities: Being Held to Maturity.....................      292      412
   Tax-Exempt Securities: Being Held to Maturity..................      206      269
                                                                    -------  -------
   TOTAL INTEREST INCOME..........................................  $12,522  $11,375

INTEREST EXPENSE
Deposits..........................................................  $ 5,347  $ 4,751
Borrowed Funds....................................................      202       81
                                                                    -------  -------
   TOTAL INTEREST EXPENSE.........................................  $ 5,549  $ 4,832

   Net Interest Income............................................  $ 6,973  $ 6,543

   Provision for possible loan losses.............................      300      250
                                                                    -------  -------
NET INTEREST INCOME AFTER PROVISION...............................  $ 6,673  $ 6,293

OTHER INCOME
Trust & Asset Management Fees.....................................  $   289  $   361
Service charges on deposit accounts...............................      411      305
Other service charges and fees....................................      206      185
Securities gains (losses).........................................       59      (13)
Gains on Sale of Loans............................................       22       19
Other income......................................................       87      116
                                                                    -------  -------
   TOTAL OTHER INCOME.............................................  $ 1,074  $   973

OTHER EXPENSES
Salaries..........................................................  $ 2,278  $ 1,944
Employee benefits.................................................      465      626
Net occupancy expense.............................................      841      700
Other Operating Expense...........................................    1,638    1,119
                                                                    -------  -------
   TOTAL OTHER EXPENSES...........................................  $ 5,222  $ 4,389

Income Before Income Taxes and Cumulative Effect of Change
In Accounting Principle...........................................  $ 2,525  $ 2,877
Applicable Income Taxes...........................................      617      791
                                                                    -------  -------
Income Before Cumulative Effect of Change in
Accounting Principle..............................................    1,908    2,086
Cumulative Effect of Change in Accounting Principle, after Taxes..        0      156
                                                                    -------  -------
   NET INCOME.....................................................  $ 1,908  $ 2,242
                                                                    =======  =======
Per Share Data
Income Before Cumulative Effect of Accounting
Change............................................................   $1.11     $1.21
Cumulative Effect of Change in Accounting
Principle.........................................................    0.00      0.09
                                                                    -------  -------
Net Income........................................................   $1.11     $1.30
Cash Dividends Per Share..........................................   $0.68     $0.62

* June 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and
Net Interest Margin
(Dollars in thousands)


                                      June 30, 1997                       December 31, 1996                   June 30, 1996
------------------------------------------------------------------------------------------------------------------------------------

                             Average            Annual Interest    Average         Annual  Interest   Average      Annual  Interest
                             Balance             Rate  Inc./Exp.   Balance         Rate    Inc./Exp.  Balance       Rate   Inc./Exp.

------------------------------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing deposits
 with banks                  $     14           0.00%  $     0   $     14           0.00%  $     0   $     15        1.33%   $     1

Federal funds sold and
 securities
 purchased under
 agreements to resell           2,183           5.13%       56      1,597           5.45%       87      2,933        5.52%        81

Investment Securities:
    Taxable                    53,456           6.11%    1,633     55,861           6.17%    3,445     54,870        6.21%     1,704

    Tax-Exempt  (1)            25,099           7.92%      994     24,740           7.92%    1,962     24,099        8.08%       971

                             --------           ----   -------   --------           ----   -------   --------        ----    -------

  Total Investments            80,752           6.65%    2,683     82,212           6.68%    5,494     81,917        6.73%     2,757

Loans
    Commercial                 54,831           8.11%    2,222     47,679           8.14%    3,882     48,429        8.26%     1,999

    Mortgage                  131,879           8.67%    5,720    116,233           8.96%   10,415    110,881        9.01%     4,993

    Installment                48,885           9.14%    2,235     42,009           9.36%    3,934     41,357        9.46%     1,956

                             --------           ----   -------   --------           ----   -------   --------        ----    -------

  Total loans  (2)            235,595           8.64%   10,177    205,921           8.85%   18,231    200,667        8.92%     8,948

Total earning assets          316,347           8.13%   12,860    288,133           8.23%   23,725    282,584        8.28%    11,705

Non Interest Bearing Assets
   Cash & Due From Banks        9,559                        0     8,579                         0      8,025                      0

    Premises & Equipment        9,301                        0     8,297                         0      7,931                      0

    Other Assets                6,398                        0     2,965                         0      3,650                      0

    Allowance for Possible
     Loan                      (2,519)                       0    (2,301)                        0     (2,237)                     0

                             --------           ----   -------   --------           ----   -------   --------        ----    -------

   Total Non-interest          22,739             --         0     17,540             --         0     17,369          --          0

    earning assets
                             --------           ----   -------   --------           ----   -------   --------        ----    -------

Total Assets                 $339,086                  $12,860   $305,673                  $23,725   $299,953               $ 11,705

                             ========           ====   =======   ========           ====   =======   ========        ====   ========

Liabilities and
 Shareholders' Equity
Interest-Bearing Deposits
    Demand -
     interest-bearing        $ 83,678           3.01%  $ 1,258   $ 76,496           3.13%  $ 2,397   $ 77,156        3.17%   $ 1,224

    Savings                    35,922           1.66%      298     36,266           1.66%      601     36,332        1.64%       298

    Time                      139,815           5.42%    3,791    117,339           5.47%    6,423    117,194        5.51%     3,229

                             --------           ----   -------   --------           ----   -------   --------        ----    -------

  Total interest-bearing
   deposits                   259,415           4.12%    5,347    230,101           4.09%    9,421    230,682        4.12%     4,751

Short-term borrowings           5,120           5.16%      132      7,186           5.23%      376      3,318        4.88%        81

Long-term borrowings            2,143           6.53%       70          0              0         0          0
                             --------           ----   -------   --------           ----   -------   --------        ----    -------

  Total interest-bearing      266,678           4.16%    5,549    237,287           4.13%    9,797    234,000        4.13%     4,832

   liabilities
Demand -                       29,732             --         0     27,852             --         0     26,117          --          0

 non-interest-bearing
Other liabilities               2,698             --         0      2,054             --         0      1,952          --          0

                             --------           ----   -------   --------           ----   -------   --------        ----    -------

  Total Liabilities           299,108           3.71%    5,549    267,193           3.67%    9,797    262,069        3.69%     4,832

Shareholders' equity           39,978             --         0     38,480             --         0     37,884          --          0

                             --------           ----   -------   --------           ----   -------   --------        ----    -------

Total Liabilities and
  Shareholders' Equity       $339,086                 $  5,549   $305,673                 $  9,797   $299,953                $ 4,832

                             ========           ====   =======   ========           ====   =======   ========        ====   ========


Interest income/earning
 assets                                         8.13%  $12,860                      8.23% $ 23,725                   8.28%  $ 11,705

Interest expense/interest bearing
 liabilities                                    4.16%    5,549                      4.13%    9,797                   4.13%     4,832

                                                ----   -------                      ----   -------                   ----    -------

Net Interest Spread                              3.97% $ 7,311                      4.10% $ 13,928                   4.15%  $  6,873

                                                ====   =======                      ====   =======                   ====   ========


Interest Income/Interest Earning
 Assets                                         8.13%  $12,860                      8.23% $ 23,725                   8.28%  $ 11,705

Interest expense/Interest Earning
 Assets                                         3.45%    5,549                      3.40%    9,797                   3.42%     4,832

                                                ----   -------                      ----   -------                   ----    -------

Net Interest Margin                            4.68%  $  7,311                      4.83% $ 13,928                   4.86%  $  6,873

                                                ====   =======                      ====   =======                   ====   ========


                           PART II  OTHER INFORMATION



          ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                  None

          ITEM 5. OTHER INFORMATION

                  None

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 There were no reports for the period ended June 30, 1997.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:  August 14, 1997          /s/  James P. Moore
       ---------------          -------------------
                                James P. Moore
                                President and Director
                                (Principal Executive Officer)



DATE:  August 14, 1997          /s/  William F. Falger
       ---------------          ----------------------
                                William F. Falger
                                Executive Vice President and Director
                                (Principal Financial Officer)
                                (Principal Accounting Officer)