Form 10-Q
period 1997-09-30
CNB FINANCIAL CORP/PA
filed 1997-11-13
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended          Commission File Number 0-13396
             September 30, 1997

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                25-1450605
         ------------                                ----------
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

The number of shares outstanding of the issuer's common stock as of September 30, 1997:

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



                                    PART I.
                             FINANCIAL INFORMATION




Sequential
Page Number
-----------

 PAGE 3.        Notes to Consolidated Financial Statements


 PAGE 5.        Management's Discussion and Analysis of Financial Condition and Results of Operations


PAGE 11.        Table 1 - Consolidated Balance Sheets - September 30, 1997


PAGE 12.        Table 2 - Consolidated Statements of Cash Flows - September 30, 1997


PAGE 13.        Table 3Q - Consolidated Statements of Income - Quarter ending September 30, 1997

PAGE 14.        Table 3Y - Consolidated Statements of Income For Nine Months Ending September 30, 1997

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

PAGE 16.        ITEM 6  Exhibits and Reports on Form 8-K

PAGE 16.        Signatures


                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                             BASIS OF PRESENTATION

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three and nine month periods ended September 30, 1997 and 1996 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the period. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1996.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates and such differences may be material to the financial statements.

       The financial performance reported for the Corporation for the nine month period ended September 30, 1997 is not necessarily the result to be expected for the full year. The results contain no extraordinary income (loss) for changes in accounting or other events.

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

OVERVIEW OF BALANCE SHEET

       Total assets increased from $327,008,000 at December 31, 1996 to $365,448,000 at September 30, 1997 a growth rate of 11.8%. The increase in assets can be attributed to the generation of $42,274,000 in new deposits of which $29 million related to the branch locations and customers lists acquired in the Acquisition made in the fourth quarter of 1996. These new deposits were invested primarily in loans up $34,273,000 (or 15.4%) and to repay other borrowings in the amount of $5,578,000.

CASH AND CASH EQUIVALENTS

       Cash and Cash equivalents totaled $19,681,000 at September 30, 1997 compared to $11,803,000 on September 30, 1996. This increase was primarily the report of a liquidity buildup in anticipation of new loans which had been approved but not yet funded.

       Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES

       Investment securities declined $3,795,000 since December 31, 1996, with funds utilized to meet loan demand. Of the Company's total investment portfolio of $74,901,000 as of September 30, 1997, $62,494,000 (or 83.4%) is classified as available for sale with the balance of $12,407,000 classified as held to maturity.

       Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset / Liability Committee ("ALCO') meetings. The ALCO also reviews and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

       The Company's loan volume continues to grow and reflects the additional credit opportunities in the markets served. The Company's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses. The

Company's lending market has grown as a result of the Acquisition and the entry into the DuBois market. This market has yielded $6.0 million in new loan outstandings in the first nine months of 1997. Management expects this market to continue to provide significant loan growth over the next several quarters.

       The following table details total outstanding loans at the specified dates:


                                               September 30,          December 31,             September 30,
                                                    1997                  1996                      1996
                                                  (000's)                (000's)                  (000's)
                                             ---------------      ------------------       -------------------
Commercial, Financial, and Agricultural             $ 55,062                $ 45,037                  $ 45,946
Commercial Mortgage                                   37,204                  31,451                    30,461
Residential Mortgage                                 111,479                 100,402                    93,080
Consumer Installment                                  41,622                  43,448                    42,725
Lease Receivables                                     15,562                   6,069                     1,894
                                             ---------------      ------------------       -------------------
                                                     $260,929                $226,407                  $214,106

      At September 30, 1997, the Company had $257,376,000 in loans and leases outstanding up $34,273,000 (or 15.4%) over December 31, 1996 and up $46,514,000
(or 22.1%) over September 30, 1996. This growth pattern is the result of continued commercial lending opportunities resulting from customer dissatisfaction with several superregional banks located within the market as well as continued market penetration into recently added markets. Residential mortgage activity has slowed somewhat but continues to be strong aided by the Company's First Time Home Buyers mortgage product which has been available for the past 24 months. Consumer loans appear stagnant but are actually increasing when lease receivables are included in the total. Conventional auto financing is being replaced with an ever greater number of leases. Management feels that this trend will continue over the next several quarters.

LOAN CONCENTRATION

      The Company does not have a concentration of its loan portfolio in any one industry. The Company monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. Residential real estate lending continues to be the largest component of the loan portfolio representing 42.7% of total loans. Commercial lending, including commercial mortgages, is the next largest component representing 35.4% of the portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES

      The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.09% at year-end 1996 to 0.97% at September 30, 1997. The dollar amount of the reserve increased $35,000 for the nine months ended September 30, 1997, provision for loan and lease losses totaled $450,000, while gross charge-offs were $517,000 and recoveries amounted to $102,000. This level of charge-offs is significantly higher than those experienced in the first nine months of 1996 when charge-offs were $217,000 with recoveries of $68,000.

      This trend is consistent with the trend nationwide in the financial services industry. It is the result of increased consumer credit problems often resulting in bankruptcies. Management of the Company has implemented increased loan collection activities which has resulted in decreased levels of loan delinquency.

      Management continues to closely monitor loan delinquency and loan losses. Non-performing assets (NPA), which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,363,000 or 0.37% of total assets on September 30, 1997 compared to $1,264,000 or 0.39% on December 31, 1996 and $1,120,000 or 0.36% on September 30, 1996.

      The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio.

FUNDING SOURCES

      The Company considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company reaching $312,330,000 at September 30, 1997, an increase of $42,274,000 or 15.6% since year-end 1996. Deposit growth occurred primarily as a result of the Acquisition and secondarily from increasing market share in newer markets.

      The Company utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet fund needs not met by deposit growth. During the first nine months of 1997 the Company repaid a $10 million FHLB borrowing in the first quarter and borrowed $5 million in the second quarter resulting in $5 million net decline in FHLB borrowings since December 31, 1996. Management plans to maintain access to short-term and long-term FHLB borrowings as an appropriate funding source.

      The Company continues to experience a change in the mix of its deposit base. Of the total deposit growth of $42,274,000 in the first nine months of 1997, $39,113,000 or 92.5% has come in the time deposit category. This results in time deposits representing 44.4% of total deposits as of September 30, 1997 compared to 36.9% as of year-end 1996. Management expects this shift in deposit mix to continue, however, at a lesser rate as deposit growth from the Acquisition winds down.

CAPITAL/STOCKHOLDERS' EQUITY

      The Company's Capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $41,541,000 at September 30, 1997 compared to $39,716,000 at year-end 1996, and increase of $1,825,000 (or 4.6%). Equity growth was the result of an increase in retained earnings of $1,268,000 and an increase of $557,000 in the net unrealized holding gain on available-for-sale securities.

      Approximately 83% of the investment securities in the Company's portfolio are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. In the first nine months of 1997, interest rates have declined somewhat while the market value of equities have increased resulting in increased valuations in the available-for-sale category of investments. Management feels that the status of the investment markets do not substantially affect the Company's equity.

      In the first nine months of 1997, the Company earned $3,026,000 and declared dividends of $1,757,000, a dividend payout ratio of 58.1% of net income. In the third quarter, net income and dividends declared totaled $1,118,000 and $586,000, respectively, a dividend payout ratio of 52.4%.

      The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company's total risk-based capital ratio of 15.63% at September 30, 1997 is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 14.65% is above the regulatory minimum of 4%. The leverage ratio at September 30, 1997 was 10.94%, also above the minimum standard of 4%. The Company is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision making process.

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

      The interest rate sensitivity position at September 30, 1997, indicated the Company was liability sensitive in the short-term and asset sensitive for periods longer than one year. Management measures the potential impact of significant changes in interest rates on both the earnings and equity of the Company. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. Management continues to monitor the interest rate sensitivity through the ALCO and uses this data to make appropriate strategic decisions.


                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

      For the nine months ended September 30, 1997, the Company earned $3,026,000 in net income, a decrease of 5.2% from $3,193,000 in net income, before the cumulative effect of a change in accounting principle in the same period last year. For the quarter ended September 30, 1997, the Company recorded net income of $1,118,000, a 1.0% increase from $1,107,000 in the third quarter of 1996.

      Net income in the third quarter and year to date has been negatively effected when compared to the same period in 1996 by a lower net interest margin and higher operating expenses related to the Acquisition. This impact was anticipated by management and is the consequence of the nature of the Acquisition which resulted in the Bank taking over the four acquired branches and hiring the employees and over time acquiring the customers and their respective deposits. Therefore, the Company experienced an immediate increase in operating expenses without a comparable increase in operating revenues. In addition, the Company began amortizing the premium paid for the customer lists which added an operating expense previously not incurred. The Bank has since closed two of the acquired branch facilities and assimilated the corresponding employees into other positions resulting from growth or attrition. Not withstanding these increased costs, management is confident that the Company's financial performance targets will be met for the full year of 1997.

INTEREST INCOME AND EXPENSE

      Net interest income totaled $3,709,000 in the third quarter, an increase of 11.3% over the third quarter of 1996 and totaled $10,682,000 for the first nine months of 1997, an increase of 8.2% over the same period of the prior year. Continued growth in loans has been the primary factor in this increase which has been mitigated somewhat by higher interest costs for deposits resulting from a shift in deposit mix to higher cost time deposits. Total interest income increased during the quarter by $1,023,000 or 17.9% while interest expense increased by $646,000 or 26.9% when compared to the third quarter of 1996.
Total interest income for the first nine months of 1997 increased by $2,170,000 or 12.7% while interest expense increased by $1,363,000 or 18.8% when compared to the first nine months of 1996.

      The Company recorded a provision for loan and lease losses in the third quarter of $150,000 up from $125,000 from the third quarter of 1996 and $450,000 for the first nine months of 1997 compared to $375,000 for the first nine months of 1996. Management anticipates an increased provision in the fourth quarter due to the continued loan growth and the increased level of losses.

NON-INTEREST INCOME

      Non-interest income increased $87,000 or $18.2% in the third quarter of 1997 when compared to the third quarter of 1996. For the first nine months of 1997 non-interest income increased $188,000 or 12.9% compared to the same period in 1996.

      Increased deposit account service charges have been the primary source of the growth in non-interest income. In the third quarter, account service charges totaled $253,000 up $61,000 (or 31.8%) over last year's third quarter. For the nine months ended September 30, 1997, account service charge income totaled $664,000, an increase of $167,000 (or 33.6%) over 1996. These increases in fee income were the result of the growth in the number of customers and related deposit accounts acquired from the Acquisition. Revenues have also been enhanced by a change in methodology in collecting fees related to overdrawn account activity.

      Non-interest income has also increased as a result of gains resulting from the sale of securities. In the third quarter of 1997 the Company realized $15,000 in gains compared to no gains in the third quarter of 1996. In the first nine months of 1997 the gains totaled $74,000 compared to losses of $13,000 in 1996. Management anticipates taking additional security gains in the fourth quarter to affect a higher provision for loan and lease losses.

      Other operating income declined to $25,000 (or 62.7%) in the quarter ending September 30, 1997 from $67,000 in the third quarter of 1996. For the first nine months of 1997 other operating income was $112,000, compared to $183,000 in the same period of 1996. This decline is primarily the result of the termination of the sale of mutual funds and annuities through a vendor and the transfer of the mutual funds activity into the Trust and Asset Management Division. Future revenue from this activity will be included in trust and asset management fees.

NON-INTEREST EXPENSE

      Non-interest expense increased $381,000 or 17.4% during the third quarter when compared to the third quarter of 1996 and $1,214,000 or 18.4% in the first nine months of 1997 compared to the same period of the prior year. This increased level of non-interest expense is attributable to the salaries and benefits and occupancy expenses related to the Acquisition and the opening of a new branch facility. In addition, included in total non-interest expense is the amortization of the premium paid for the customer lists obtained in the Acquisition which added additional expense in 1997 which was not present in 1996. This intangible expense amounted to $236,000 for the first three quarters of 1997.

      In order to reduce operating costs, the Company during the third quarter closed one of the branch facilities acquired in the Acquisition and consolidated its operation into nearby existing branches. The property related to this branch was sold on August 28, 1997 with a resulting asset writedown of $6,000. In addition, during the fourth quarter of 1997 the Company will enter into a lease agreement with a tenant for the branch facility in Clearfield acquired in the Acquisition which had been previously closed during the first quarter of 1997. The revenue from this lease will be approximately equal to the Company's cost of ownership of the property.

RETURN ON ASSETS

      For the quarter ended September 30, 1997, the Company's return on average assets ("ROA") totaled 1.25% down from the 1.44% recorded in the third quarter of 1996. For the nine months ended September 30, 1997, ROA was 1.16% compared to 1.40% for the same period in 1996.

      Decreased ROA can be attributed to a narrowing net interest margin and increased operating costs resulting from the Acquisition. The ROA levels in each of the three quarters of 1997 has shown an increase over the prior quarter: first quarter 1.04%, second quarter 1.18% and the third quarter 1.25%. This trend was anticipated by management due to the nature of the Acquisition as earning assets have been acquired over time rather than at the date of the Acquisition.

RETURN ON EQUITY

      The Company's return on average shareholder's equity ("ROE") in the third quarter was 10.88% compared to 11.47% for the third quarter of 1996. For the nine months ended September 30, 1997, ROE was 9.98% compared to 11.16% for the same period in 1996. These decreases over comparable periods can be attributed primarily to increased equity from retained earnings and net unrealized holding gains coupled with a small decline in net income.

      Management recognizes continued improvement in ROE during 1997 and anticipates further increases as earnings grow. The Company is well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

      Federal income taxes increased to $435,000 in the third quarter of 1997 compared to $388,000 in the third quarter of 1996. For the nine months ended September 30, 1997 federal income taxes totaled $1,052,000, a decrease of $127,000 or 10.8% compared to the same period a year earlier. This decrease year to date can be attributed to the Company's lower pre-tax income during the period. The increase in the third quarter reflects higher pre-tax income in the period when compared to the same quarter of the prior year.

FUTURE OUTLOOK

      Third quarter results showed improvement over the second quarter and were in line with management expectations. Management continues to focus on asset growth resulting from ongoing generation of new deposits from the customer lists acquired via the Acquisition and also general growth via increased market share. Management continues to be encouraged by the growth in the DuBois market which represents a new community served by the Bank. Planning is in progress on the design of a new banking facility for that location with a projected opening date of mid-summer of 1998.

      Loan growth continued to be strong in the third quarter and has exceeded managements expectations year to date. While loan demand is good, competitive pressure from other financing sources has not resulted in increased loan yields. Management believes that the rate of loans will begin to slow in the fourth quarter and into the first quarter of 1998. The Company's loan to deposit ratio has remained relatively unchanged at the end of the third quarter at 82.4% compared to 82.5% at the end of the second quarter and 82.6% at year-end 1996. Management expects the loan to deposit ratio to remain relatively stable during the fourth quarter.

      Consumer loan charge-offs in the third quarter continued to comprise the majority of the Company's recent charge-offs. In the third quarter, total net charge-offs were $138,861 of which consumer net charge-offs totaled $127,923. Management anticipates increasing the provision for loan losses in the fourth quarter in order to maintain the Allowance for Loan and Lease Losses at an adequate level to cover potential losses and to increase the allowance proportional to the rate of growth of loans outstanding. This increase in the provision will be funded by realizing security gains in the Company's equity portfolio.

      Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Company and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 1997, the Company's efficiency ratio was 59.28% compared to 55.58% for the same period last year.

      The efficiency ratio was negatively impacted by increased non-interest expense resulting from higher levels of salaries and benefits and occupancy expense relating to the branch acquisitions in late 1996. The efficiency ratio has improved since the first quarter of 1997 as the level of non-interest expense has stabilized and non-interest income has increased. Management believes that this trend will continue until the efficiency ratio returns to pre-Acquisition levels.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS



CNB FINANCIAL CORPORATION:  September 30, 1997
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except percent data)



                                                                Sept. 30,          Dec. 31          Sept. 30,
ASSETS                                                            1997              1996              1996*
                                                               ----------        ----------        ----------
Cash and Due from Banks....................................      $11,342           $10,806           $11,789
Deposits with Other Banks..................................           14                14                14
Federal Funds Sold.........................................        8,325                 0                 0
Investment Securities Available for sale                          62,494            61,309            61,825
Investment Securities Held to Maturity, fair value of $12,606 at  September 30, 1997, $17,717 at December 31, 1996 and
$20,537 at September 30, 1996 .............................       12,407            17,387            18,189
Loans and Leases...........................................      260,929           226,407           214,106
  Less:  Unearned Discount.................................        3,553             3,304             3,244
  Less: Allowance for Loan Losses..........................        2,508             2,473             2,370
                                                              ----------        ----------        ----------
  NET LOANS................................................      254,868           220,630           208,492
Premises and Equipment.....................................        8,963             9,312             8,748
Accrued Interest Receivable................................        2,255             2,181             2,130
Other Assets and Intangibles...............................        4,780             5,369             2,405
                                                              ----------        ----------        ----------
  TOTAL ASSETS.............................................     $365,448          $327,008          $313,592

LIABILITIES
Deposits:
  Non-interest bearing deposits............................      $32,000           $30,812           $31,840
  Interest bearing deposits................................      280,330           239,244           226,921
                                                              ----------        ----------        ----------
  TOTAL DEPOSITS...........................................      312,330           270,056           258,761
Other Borrowings...........................................        9,078            14,656            14,291
Accrued Interest and Other Liabilities.....................        2,499             2,580             1,405
                                                              ----------        ----------        ----------
  TOTAL LIABILITIES........................................     $323,907          $287,292          $274,457


SHAREHOLDERS' EQUITY
  Common Stock $4.00 Par Value
  Authorized 2,500,000 Shares  (issued 1,728,000)..........       $6,912            $6,912            $6,912
  Retained Earnings........................................       33,557            32,289            31,888
  Treasury Stock, At Cost (5,166 Shares)...................         (100)             (100)             (100)
  Net unrealized securities gains (losses) ................        1,172               615               435
                                                              ----------        ----------        ----------
  TOTAL SHAREHOLDERS' EQUITY...............................       41,541            39,716            39,135
                                                              ----------        ----------        ----------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.................     $365,448          $327,008          $313,592




  * September 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                    TABLE 2
                      CONSOLIDATED STATEMENTS OF CASHFLOWS


CNB FINANCIAL CORPORATION: September 30, 1997
Consolidated Statements of Cash Flows
(Dollars in thousands)



                                                                                           Nine Months Ended Sept. 30...
Cash flows from operating activities:                                                        1997                       1996*
                                                                                     -------------------        -------------------
Net Income.........................................................................             $  3,026                   $  3,349
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses......................................................                  450                        375
    Depreciation...................................................................                  561                        494
    Amortization and accretion of net deferred loan fees...........................                 (538)                      (583)
  Amortization and accretion of premiums and discounts on investments..............                   25                         89
    Security Losses (Gains)........................................................                  (74)                        13
    Gain on sale of loans..........................................................                  (24)                       (22)
Changes in:
    Interest receivable............................................................                  (73)                       (33)
    Other assets and intangibles...................................................                  398                       (268)
    Interest payable...............................................................                  172                        (72)
    Other liabilities..............................................................                 (253)                       (83)
                                                                                              ----------                 ----------
Net cash provided by operating activities..........................................                3,670                      3,259
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity..................................................                4,990                      7,710
      Securities available for sale................................................                7,497                      6,905
  Proceeds from sales of:
      Securities available for sale................................................                1,981                      1,981
      Loans........................................................................                1,681                      1,506
  Purchase of:
      Securities held to maturity..................................................                    0                       (998)
      Securities available for sale................................................               (9,854)                   (19,996)
  Net principal disbursed on loans.................................................              (36,031)                   (11,879)
   (Purchase) of Federal Reserve Bank Stock........................................                  (39)                         0
   Redemption (Purchase) of Federal Home Loan Bank Stock...........................                  240                       (596)
  Purchase of premises and equipment...............................................                 (212)                    (1,359)
  Proceeds from the sale of foreclosed assets......................................                    0                        122

Net cash used in investing activities..............................................              (29,747)                   (16,604)

Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts..................................                2,001                      4,195
      Certificates of deposit......................................................               40,273                     (1,220)
      Other borrowed funds.........................................................                 (537)                     1,292
  Cash dividends paid..............................................................               (1,758)                    (1,602)

   Proceeds from Federal Home Loan Bank Advances...................................                5,000                     10,175
  Principal reduction in Federal Home Loan Bank advances...........................              (10,041)                       (21)
                                                                                              ----------                  ----------
Net cash provided by financing activities..........................................               34,938                     12,819
Net increase (decrease)  in cash and cash equivalents..............................                8,861                       (526)
Cash and cash equivalents at beginning of year.....................................               10,820                     12,329
Cash and cash equivalents at end of period.........................................             $ 19,681                   $ 11,803
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to certificate accounts).........             $  8,766                   $  7,159
     Income Taxes..................................................................             $  1,155                   $  1,240
Noncash Investing Activities:
      Inc. (Dec.)  in net unrealized gain on securities available for sale.........             $    557                      ($154)


     Real estate acquired in settlement of loans...................................             $    128                   $      0

* September 30, 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                   TABLE 3-Q
                       CONSOLIDATED STATEMENTS OF INCOME



CNB FINANCIAL CORPORATION: September 30, 1997
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)


                                                                                                THREE MONTHS ENDED SEPT. 30...
INTEREST INCOME                                                                                1997                        1996*
                                                                                           --------------              -------------

Loans including Fees....................................................................           $5,565                    $4,532
Deposits with Other Banks...............................................................                0                         0
Federal Funds Sold......................................................................               98                         1
Investment Securities:
   Taxable Securities: Available for Sale...............................................              667                       688
   Tax-Exempt Securities: Available for Sale............................................              228                       223
   Taxable Securities: Being Held to Maturity...........................................              105                       184
   Tax-Exempt Securities: Being Held to Maturity........................................               91                       103
                                                                                           --------------              -------------

   TOTAL INTEREST INCOME................................................................           $6,754                    $5,731

INTEREST EXPENSE
Deposits................................................................................           $2,931                    $2,319
Borrowed Funds..........................................................................              114                        80
                                                                                           --------------              -------------

   TOTAL INTEREST EXPENSE...............................................................           $3,045                    $2,399
   Net Interest Income..................................................................           $3,709                    $3,332
   Provision for possible loan losses...................................................              150                       125
                                                                                           --------------              -------------

NET INTEREST INCOME AFTER PROVISION.....................................................           $3,559                    $3,207

OTHER INCOME
Trust & Asset Management Fees...........................................................           $  158                    $   83
Service charges on deposit accounts.....................................................              253                       192
Other service charges and fees..........................................................              113                       134
Securities gains (losses)...............................................................               15                         0
Gains on Sale of Loans..................................................................                2                         3
Other income............................................................................               25                        67
                                                                                           --------------              -------------

   TOTAL OTHER INCOME...................................................................           $  566                    $  479

OTHER EXPENSES
Salaries................................................................................           $1,157                    $1,021
Employee benefits.......................................................................              198                       168
Net occupancy expense...................................................................              389                       351
Other Operating Expense.................................................................              828                       651
                                                                                           --------------              -------------

   TOTAL OTHER EXPENSES.................................................................           $2,572                    $2,191

Income Before Income Taxes and Cumulative Effect of Change
In Accounting Principle.................................................................           $1,553                    $1,495
Applicable Income Taxes.................................................................              435                       388
                                                                                           --------------              -------------

Income Before Cumulative Effect of Change in
Accounting Principle....................................................................            1,118                     1,107
Cumulative Effect of Change in Accounting Principle, after Taxes........................                0                         0
                                                                                           --------------              -------------

   NET INCOME...........................................................................           $1,118                    $1,107
                                                                                           ==============              =============

Per Share Data
--------------
Income Before Cumulative Effect of Accounting Change....................................            $0.65                    $0.64
Cumulative Effect of Change in Accounting Principle.....................................             0.00                     0.00
                                                                                           --------------              -------------

Net Income..............................................................................             0.65                     0.64
Cash Dividends Per Share................................................................             0.34                     0.31

  * Sept. 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                   TABLE 3-Y
                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION: September 30, 1997
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                                  NINE MONTHS ENDED SEPT. 30...
INTEREST INCOME                                                                                  1997                     1996*
                                                                                            --------------           --------------

Loans including Fees....................................................................          $15,742                   $13,480
Deposits with Other Banks...............................................................                0                         1
Federal Funds Sold......................................................................              154                        82
Investment Securities:
   Taxable Securities: Available for Sale...............................................            2,008                     1,980
   Tax-Exempt Securities: Available for Sale............................................              678                       595
   Taxable Securities: Being Held to Maturity...........................................              397                       596
   Tax-Exempt Securities: Being Held to Maturity........................................              297                       372
                                                                                            -------------            --------------
   TOTAL INTEREST INCOME................................................................          $19,276                   $17,106

INTEREST EXPENSE
Deposits................................................................................          $ 8,278                   $ 7,070
Borrowed Funds..........................................................................              316                       161
                                                                                            -------------            --------------
   TOTAL INTEREST EXPENSE...............................................................          $ 8,594                   $ 7,231
   Net Interest Income..................................................................          $10,682                   $ 9,875
   Provision for possible loan losses...................................................              450                       375
                                                                                            -------------            --------------
NET INTEREST INCOME AFTER PROVISION.....................................................          $10,232                   $ 9,500

OTHER INCOME
Trust & Asset Management Fees...........................................................          $   447                   $   444
Service charges on deposit accounts.....................................................              664                       497
Other service charges and fees..........................................................              319                       319
Securities gains (losses)...............................................................               74                       (13)

Gains on Sale of Loans..................................................................               24                        22
Other income............................................................................              112                       183
                                                                                            -------------            --------------
   TOTAL OTHER INCOME...................................................................          $ 1,640                   $ 1,452

OTHER EXPENSES
Salaries................................................................................          $ 3,435                   $ 2,965
Employee benefits.......................................................................              663                       794
Net occupancy expense...................................................................            1,230                     1,051
Other Operating Expense.................................................................            2,466                     1,770
                                                                                            -------------            --------------
   TOTAL OTHER EXPENSES.................................................................          $ 7,794                   $ 6,580

Income Before Income Taxes and Cumulative Effect of Change
In Accounting Principle.................................................................          $ 4,078                   $ 4,372
Applicable Income Taxes.................................................................            1,052                     1,179
                                                                                            -------------            --------------
Income Before Cumulative Effect of Change in
Accounting Principle....................................................................            3,026                     3,193
Cumulative Effect of Change in Accounting Principle, after Taxes........................                0                       156
                                                                                            -------------            --------------
   NET INCOME...........................................................................          $ 3,026                   $ 3,349
                                                                                           ==============            ==============
Per Share Data
--------------
Income Before Cumulative Effect of Accounting Change....................................            $1.76                     $1.85
Cumulative Effect of Change in Accounting Principle.....................................             0.00                      0.09
                                                                                            -------------            --------------

Net Income..............................................................................            $1.76                     $1.94
Cash Dividends Per Share................................................................            $1.02                     $0.93

* Sept. 1996 amounts have been restated to reflect the cumulative effect of the change in accounting for trust fee income.

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS




CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)




                                             September 30, 1997                      December 31, 1996
-------------------------------------------------------------------------------------------------------------------
                                      Average        Annual       Interest      Average       Annual     Interest
                                      Balance         Rate        Inc./Exp.     Balance        Rate      Inc./Exp.
-------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with
 banks                                     $14          0.00%          $0         $14          0.00%           $0
Federal funds sold and securities
     purchased under agreements
      to resell                          3,856          5.33%         154         1,597         5.45%          87
Investment Securities:
    Taxable                             52,717          6.08%       2,405        55,861         6.17%       3,445
    Tax-Exempt  (1)                     25,022          7.49%       1,477        24,740         7.92%       1,962
-------------------------------------------------------------------------------------------------------------------
  Total Investments                     81,609          6.48%       4,036        82,212         6.68%       5,494
Loans
    Commercial                          56,856          8.14%       3,472        47,679         8.14%       3,882
    Mortgage                           134,603          8.73%       8,810       116,233         8.96%      10,415
    Installment                         50,130          9.20%       3,460        42,009         9.36%       3,934
-------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                     241,589          8.69%      15,742       205,921         8.85%      18,231
Total earning assets                   323,198          8.16%      19,778       288,133         8.23%      23,725
Non Interest Bearing Assets
   Cash & Due From Banks                 9,596                          0         8,579                         0
    Premises & Equipment                 9,234                          0         8,297                         0
    Other Assets                         6,247                          0         2,965                         0
    Allowance for Possible Loan
     Losses                             (2,517)                         0        (2,301)                        0
-------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning
    assets                              22,560            --            0        17,540           --            0
-------------------------------------------------------------------------------------------------------------------
Total Assets                          $345,758                    $19,778      $305,673                   $23,725
                                 ==================================================================================
Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing         $ 83,440          2.96%     $ 1,850      $ 76,496         3.13%     $ 2,397
    Savings                             35,635          1.71%         457        36,266         1.66%         601
    Time                               145,801          5.46%       5,971       117,339         5.47%       6,423
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   deposits                            264,876          4.17%       8,278       230,101         4.09%       9,421
Short-term borrowings                    4,058          5.09%         155         7,186         5.23%         376
Long-term borrowings                     3,461          6.20%         161             0                         0
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                         272,395          4.21%       8,594       237,287         4.13%       9,797
Demand - non-interest-bearing           30,141            --            0        27,852           --            0
Other liabilities                        2,803            --            0         2,054           --            0
-------------------------------------------------------------------------------------------------------------------
  Total Liabilities                    305,339          3.75%       8,594       267,193         3.67%       9,797
Shareholders' equity                    40,419            --            0        38,480           --            0
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and
 Shareholders' Equity                 $345,758                    $ 8,594      $305,673                   $ 9,797
                                 ==================================================================================
Interest income/earning assets                          8.16%     $19,778                       8.23%     $23,725
Interest expense/interest
 bearing liabilities                                    4.21%       8,594                       4.13%       9,797
-------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                     3.95%     $11,184                       4.10%     $13,928
                                                    =======================                  ======================

Interest Income/Interest
 Earning Assets                                         8.16%     $19,778                       8.23%     $23,725
Interest expense/Interest
 Earning Assets                                         3.55%       8,594                       3.40%       9,797
-------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                     4.61%     $11,184                       4.83%     $13,928
                                                    =======================                  ======================



                                           September 30, 1996
-----------------------------------------------------------------------
                                    Average      Annual     Interest
                                    Balance       Rate      Inc./Exp.
-----------------------------------------------------------------------
Assets
Interest-bearing deposits with
 banks                                  $14       0.00%           $1
Federal funds sold and securities
     purchased under agreements
      to resell                       1,977       5.53%           82
Investment Securities:
    Taxable                          55,891       6.15%        2,576
    Tax-Exempt  (1)                  24,612       7.94%        1,465
-----------------------------------------------------------------------
  Total Investments                  82,494       6.67%        4,124
Loans
    Commercial                       47,567       8.13%        2,900
    Mortgage                        113,508       8.98%        7,644
    Installment                      41,218       9.49%        2,936
-----------------------------------------------------------------------
  Total loans  (2)                  202,293       8.88%       13,480
Total earning assets                284,787       8.24%       17,604
Non Interest Bearing Assets
   Cash & Due From Banks              8,268                        0
    Premises & Equipment              8,080                        0
    Other Assets                      2,943                        0
    Allowance for Possible Loan
     Losses                          (2,270)                       0
-----------------------------------------------------------------------
   Total Non-interest earning
    assets                           17,021         --             0
-----------------------------------------------------------------------
Total Assets                       $301,808                  $17,604
=======================================================================
Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing      $ 75,930       3.13%      $ 1,782
    Savings                          36,391       1.65%          450
    Time                            117,452       5.49%        4,838
-----------------------------------------------------------------------
  Total interest-bearing
   deposits                         229,773       4.10%        7,070
Short-term borrowings                 4,680       4.59%          161
Long-term borrowings                      0                        0
-----------------------------------------------------------------------
  Total interest-bearing
   liabilities                      234,453       4.11%        7,231
Demand - non-interest-bearing        27,076         --             0
Other liabilities                     2,107         --             0
-----------------------------------------------------------------------
  Total Liabilities                 263,636       3.66%        7,231
Shareholders' equity                 38,172         --             0
-----------------------------------------------------------------------
Total Liabilities and
 Shareholders' Equity              $301,808                  $ 7,231
=======================================================================
Interest income/earning assets                    8.24%      $17,604
Interest expense/interest
 bearing liabilities                              4.11%        7,231
-----------------------------------------------------------------------
Net Interest Spread                               4.13%      $10,373
                                             ==========================

Interest Income/Interest
 Earning Assets                                   8.24%      $17,604
Interest expense/Interest
 Earning Assets                                   3.39%        7,231
-----------------------------------------------------------------------
Net Interest Margin                               4.85%      $10,373
                                             ===========================



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

                 There were no reports for the period ended September 30, 1997.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:   November 12, 1997                  /s/  James P. Moore
        ----------------------------       ----------------------------
                                           James P. Moore
                                           President and Director
                                           (Principal Executive Officer)



DATE:  November 12, 1997                   /s/  William F. Falger
       ------------------------------      -----------------------------
                                           William F. Falger
                                           Executive Vice President and Director
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)