Form 10-K
period 1997-12-31
CNB FINANCIAL CORP/PA
filed 1998-03-17
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-13396

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

Yes     X    No
       ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998.

     Common Stock, $4.00 Par Value -  $76,235,405

The number of shares outstanding of the issuer's common stock as of February 27, 1998:

     Common Stock, $4.00 Par Value - 1,722,834 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholders' Report for the year ended December 31, 1997 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 21, 1998 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

     Exhibit index is located on sequentially numbered page 13.

                                     INDEX


                                    PART I.


ITEM   1.    BUSINESS...........................................   3

ITEM   2.    PROPERTIES.........................................  10

ITEM   3.    LEGAL PROCEEDINGS..................................  10

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11


                                    PART II.


ITEM   5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS....................  11

ITEM   6.    SELECTED FINANCIAL DATA............................  11

ITEM   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS......  11

ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  11

ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE................  11


                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..  11

ITEM 11.    EXECUTIVE COMPENSATION..............................  11

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT...............................  11

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  12

                                    PART IV.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.............................  12-13

            SIGNATURES..........................................  16

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

     In addition to the Main Office, the Bank has 13 full-service branch offices and 2 limited service branch facilities located in various communities in its market area. In February 1997, the Bank opened a fourth office in the Clearfield area. This is a full service facility located in the town's industrial park section.

     The Bank is a full-service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services. Its Trust Division offers a full range of client services.

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

COMPETITION

     The banking industry in the Bank's service area continues to be extremely competitive, both among commercial banks and with nonbank financial services providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services. Some of the financial services providers operating in the Bank's market area operate on a large-scale regional basis and possess resources greater than those of the Bank and the Corporation. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

                    AGE AT        PRINCIPAL OCCUPATION
NAME           DECEMBER 31, 1997  FOR LAST FIVE YEARS
----           -----------------  -------------------

JAMES P. MOORE        62          PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                  CNB FINANCIAL CORPORATION
                                  SINCE 9/20/83.
                                  CHAIRMAN OF THE BOARD,
                                  COUNTY NATIONAL BANK SINCE 3/19/91,
                                  PREVIOUSLY,
                                  PRESIDENT & CHIEF EXECUTIVE OFFICER,
                                  COUNTY NATIONAL BANK SINCE 4/15/82.

WILLIAM F. FALGER     50          EXECUTIVE VICE PRESIDENT,
                                  CNB FINANCIAL CORPORATION SINCE 3/28/95.
                                  PREVIOUSLY VICE PRESIDENT,
                                  SECRETARY AND TREASURER.
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                  COUNTY NATIONAL BANK
                                  SINCE 1/01/93, PREVIOUSLY,
                                  GROUP VICE PRESIDENT, COUNTY
                                  NATIONAL BANK SINCE 4/89;

WILLIAM A. FRANSON    54          SECRETARY, CNB FINANCIAL
                                  CORPORATION SINCE 3/28/95.
                                  PREVIOUSLY , ASSISTANT SECRETARY
                                  SINCE 3/27/84.
                                  EXECUTIVE VICE PRESIDENT AND CASHIER,
                                  CHIEF OPERATING OFFICER
                                  COUNTY NATIONAL BANK SINCE 1/01/93,
                                  PREVIOUSLY SENIOR VICE PRESIDENT,
                                  COUNTY NATIONAL BANK SINCE 4/15/82.

CARL J. PETERSON      60          ASSISTANT SECRETARY,
                                  CNB FINANCIAL CORPORATION, SINCE 3/27/84.
                                  SENIOR VICE PRESIDENT AND TRUST OFFICER,
                                  COUNTY NATIONAL BANK, SINCE 4/15/82.

JOSEPH B. BOWER, JR.  34          TREASURER, CNB FINANCIAL CORPORATION
                                  SINCE 11/18/97.
                                  SENIOR VICE PRESIDENT,
                                  CHIEF FINANCIAL OFFICER SINCE 11/10/97.
                                  PRIOR THERETO, CONTROLLER, MIFFLINBURG BANK

MARK D. BREAKEY       39          SENIOR VICE PRESIDENT,
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

EMPLOYEES

     The Corporation has no employees who are not employees of the County National Bank. As of December 31, 1997, the Bank had a total of 209 employees of which 164 were full time and 45 were part time.

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


CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                               December 31, 1997                         December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                      Average        Annual       Interest         Average     Annual    Interest
                                                      Balance         Rate        Inc./Exp.        Balance      Rate     Inc./Exp.
----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                 $     43         0.00%       $     1        $     14       0.00%    $     0
Federal funds sold and securities
     purchased under agreements to resell               3,814         5.48%           209           1,597       5.45%         87
Investment Securities:
    Taxable                                            52,469         6.07%         3,182          55,861       6.17%      3,445
    Tax-Exempt  (1)                                    25,125         7.84%         1,971          24,740       7.92%      1,962
----------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                    81,451         6.58%         5,363          82,212       6.68%      5,494
Loans
    Commercial                                         52,735         8.22%         4,334          47,679       8.14%      3,882
    Mortgage                                          142,978         8.75%        12,505         116,233       8.96%     10,415
    Installment                                        41,082         9.36%         3,847          40,860       9.40%      3,841
    Leasing                                            10,396         7.95%           826           1,149       8.10%         93
----------------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                    247,191         8.70%        21,512         205,921       8.85%     18,231
Total earning assets                                  328,642         8.18%        26,875         288,133       8.23%     23,725
Non Interest Bearing Assets
   Cash & Due From Banks                                9,745                           0           8,579                      0
    Premises & Equipment                                9,151                           0           8,297                      0
    Other Assets                                        6,102                           0           2,965                      0
    Allowance for Possible Loan Losses                 (2,579)                          0          (2,301)                     0
----------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                   22,419           --              0          17,540         --           0
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $351,061                     $26,875        $305,673                $23,725
                                               ===================================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                        $ 83,244         2.94%       $ 2,450        $ 76,496       3.13%    $ 2,397
    Savings                                            35,052         1.68%           588          36,266       1.66%        601
    Time                                              151,242         5.52%         8,354         117,339       5.47%      6,423
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                     269,538         4.23%        11,392         230,101       4.09%      9,421
Short-term borrowings                                   3,392         5.28%           179           7,186       5.23%        376
Long-term borrowings                                    4,114         6.10%           251               0                      0
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                  277,044         4.27%        11,822         237,287       4.13%      9,797
Demand - non-interest-bearing                          30,513           --              0          27,852         --           0
Other liabilities                                       2,789           --              0           2,054         --           0
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                   310,346         3.81%        11,822         267,193       3.67%      9,797
Shareholders' equity                                   40,715           --              0          38,480         --           0
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity           $351,061                     $11,822        $305,673                $ 9,797
                                               ===================================================================================


Interest income/earning assets                                        8.18%       $26,875                       8.23%    $23,725
Interest expense/interest bearing liabilities                         4.27%        11,822                       4.13%      9,797
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                   3.91%       $14,383                       4.10%    $13,928
                                                             ============================                    =====================


Interest Income/Interest Earning Assets                               8.18%       $26,875                       8.23%    $23,725
Interest expense/Interest Earning Assets                              3.60%        11,822                       3.40%      9,797
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                   4.58%       $14,383                       4.83%    $13,928
                                                                  =======================                     ====================




                                                         December 31, 1995
-----------------------------------------------------------------------------------
                                                     Average   Annual   Interest
                                                     Balance    Rate    Inc./Exp.
-----------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                    18     2.42%    $     0
Federal funds sold and securities
     purchased under agreements to resell            1,450     5.59%         81
Investment Securities:
    Taxable                                         54,681     5.97%      3,264
    Tax-Exempt  (1)                                 21,495     8.62%      1,853
-----------------------------------------------------------------------------------
  Total Investments                                 77,644     6.59%      5,198
Loans
    Commercial                                      44,621     8.56%      3,818
    Mortgage                                        89,215     9.03%      8,057
    Installment                                     54,293     9.16%      4,974
    Leasing
 ----------------------------------------------------------------------------------
  Total loans  (2)                                 188,129     8.96%     16,849
Total earning assets                               265,773     8.30%     22,047
Non Interest Bearing Assets
   Cash & Due From Banks                             7,480                    0
    Premises & Equipment                             6,482                    0
    Other Assets                                     2,902                    0
    Allowance for Possible Loan Losses              (2,173)                   0
-----------------------------------------------------------------------------------
   Total Non-interest earning assets                14,691       --           0
-----------------------------------------------------------------------------------
Total Assets                                       280,464              $22,047
                                               ====================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                      $56,284     1.98%    $ 1,115
    Savings                                         38,716     2.72%      1,052
    Time                                           116,239     5.83%      6,778
-----------------------------------------------------------------------------------
  Total interest-bearing deposits                  211,239     4.23%      8,945
Short-term borrowings                                5,229     5.32%        278
Long-term borrowings                                     0                    0
-----------------------------------------------------------------------------------
  Total interest-bearing liabilities               216,468     4.26%      9,223
Demand - non-interest-bearing                       25,788       --           0
Other liabilities                                    1,766       --           0
-----------------------------------------------------------------------------------
  Total Liabilities                                244,022     3.78%      9,223
Shareholders' equity                                36,442       --           0
-----------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         280,464              $ 9,223
                                               ====================================


Interest income/earning assets                                 8.30%    $22,047
Interest expense/interest bearing liabilities                  4.26%      9,223
-----------------------------------------------------------------------------------
Net Interest Spread                                            4.04%    $12,824
                                                            =======================


Interest Income/Interest Earning Assets                        8.30%    $22,047
Interest expense/Interest Earning Assets                       3.47%      9,223
-----------------------------------------------------------------------------------
Net Interest Margin                                            4.83%    $12,824
                                                            =======================




(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% adjusted for certain tax preferences.

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income.


Net Interest Income                            For Twelve Months Ended December 31,          For Twelve Months Ended December 31,
Rate-Volume Variance                                 1997 over (under) 1996                         1996 over (under) 1995
(Dollars in thousands)                                  Due to Change in                               Due to Change in
------------------------------------------------------------------------------------------  -----------------------------------

                                                Volume           Rate          Net             Volume          Rate        Net
------------------------------------------------------------------------------------------  -----------------------------------
Assets
Securities

 Interest-Bearing Deposits with Banks               $    1       $    0        $    1             $    0       $   0     $    0
Federal Funds Sold                                     121            1           122                  8          (2)         6
 Investment Securities:
    Taxable                                           (209)         (54)         (263)                71         110        181
    Tax-Exempt                                          31          (22)            9                266        (157)       109
                                          -------------------------------------------       -----------------------------------
  Total Securities                                     (56)         (75)         (131)               345         (49)       296
 Loans
    Commercial                                         416           36           452                198        (134)        64
    Mortgage                                         2,339         (249)        2,090              1,471         370      1,841
    Installment                                         21          (15)            6               (370)       (246)      (616)
    Leasing                                            736           (3)          733                 93           0         93
                                          -------------------------------------------       -----------------------------------
   Total loans                                       3,512         (231)        3,281              1,392         (10)     1,382
                                          -------------------------------------------       -----------------------------------
Total Earning Assets                                $3,456        ($306)       $3,150             $1,737        ($59)    $1,678
                                          ===========================================       ===================================



Liabilities and Shareholders' Equity
Interest-Bearing Deposits
  Demand - Interest-Bearing                         $  199        ($146)       $   53             $  489       $ 793     $1,282
  Savings                                              (20)           7           (13)               (63)       (388)      (451)
  Time                                               1,873           58         1,931                 64        (419)      (355)
                                          -------------------------------------------       -----------------------------------
  Total Interest-Bearing Deposits                    2,052          (81)        1,971                490         (14)       476
  Short-Term Borrowings                               (200)           3          (197)                85          13         98
  Long-Term Borrowings                                 251            0           251                  0           0          0
                                          -------------------------------------------       -----------------------------------
Total Interest-Bearing Liabilities                  $2,103         ($78)       $2,025             $  575         ($1)    $  574
                                          ===========================================       ===================================

                                          ===========================================       ===================================

Change in Net Interest Income                       $1,353        ($228)       $1,125             $1,162        ($58)    $1,104
                                          ===========================================       ===================================


1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2. Included in interest income is $360,619, $228,576 and $192,412 of fees for the years ending 1997, 1996 and 1995, respectively.

3. Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets; there is no income being recognized on a cash basis.

Investment Portfolio


(in thousands)                                    December 31, 1997                               December 31, 1996
                                       -------------------------------------------      ----------------------------------------
                                                         Unrealized                                       Unrealized
                                          Amortized  ------------------    Market          Amortized  ------------------    Market
                                            Cost       Gains    Losses     Value             Cost       Gains    Losses      Value
                                       -------------------------------------------      ------------------------------------------
Securities held to maturity:
U.S. Treasury.........................   $      --   $    --  $    --    $    --          $      --   $    --  $    --    $    --
U.S. Government agencies
 and corporations.....................          --        --       --         --                997        --         1        996
Obligations of States and
 Political Subdivisions...............       6,398       180       --      6,578              7,319       289        --      7,608
Other Debt Securities.................       6,006        18        5      6,019              9,071        66        24      9,113
Marketable Equities...................       1,107        --       --      1,107              1,308        --        --      1,308
                                       -------------------------------------------      ------------------------------------------
                                           $13,511      $198       $5    $13,704            $18,695      $355       $25    $19,025
                                       ===========================================      ==========================================

Securities Available for Sale:
U.S. Treasury........................      $15,482       $40       $4    $15,518            $13,496       $36       $24    $13,508
U.S. Government agencies
 and corporations....................       19,088       100       37     19,151             26,192       118       203     26,107
Obligations of States and
 Political Subdivisions..............       18,788       718       --     19,506             17,562       486        --     18,048
Other Debt Securities................        5,347         8       43      5,312              1,047         4         6      1,045
Marketable Equities..................        3,047       961        1      4,034              2,080       538        17      2,601
                                       -------------------------------------------      ------------------------------------------
                                           $61,779    $1,827      $85    $63,521            $60,377    $1,182      $250    $61,309
                                       ===========================================      ==========================================



(in thousands)                                    December 31, 1995
                                       -------------------------------------------
                                                         Unrealized
                                          Amortized  ------------------    Market
                                            Cost       Gains    Losses     Value
                                       -------------------------------------------
Securities held to maturity:
U.S. Treasury.........................   $      --   $    --  $    --    $    --
U.S. Government agencies
 and corporations.....................       1,989        18       --      2,007
Obligations of States and
 Political Subdivisions...............      11,251       439        5     11,685
Other Debt Securities.................      11,681       183       16     11,848
Marketable Equities...................          --        --       --         --
                                       -------------------------------------------
                                           $24,921      $640      $21    $25,540
                                       ===========================================

Securities Available for Sale:
U.S. Treasury........................      $11,500       $99       $5    $11,594
U.S. Government agencies
 and corporations....................       24,527       271      106     24,692
Obligations of States and
 Political Subdivisions..............       11,155       289       10     11,434
Other Debt Securities................        1,528        17        5      1,540
Marketable Equities..................        1,405       342       --      1,747
                                       -------------------------------------------
                                           $50,115    $1,018     $126    $51,007
                                       ===========================================



Maturity Distribution of Investment
Securities (in thousands)
December 31, 1997

                                           Within             After One But         After Five But              After
                                          One Year          Within Five Years      Within Ten Years           Ten Years
                                     ----------------------------------------    -------------------------------------------
                                       $Amt      Yield       $Amt      Yield       $Amt       Yield       $Amt       Yield
                                       -----    -------      -----     -------    -------    --------    ------      -------
Securities held to maturity:
U.S. Government agencies
 and corporations..................  $    --         --    $    --          --    $    --          --     $   --          --
Obligations of States and
 Political Subdivisions............    2,253       7.82%     3,365         8.60%      781        7.42%        --          --
Other Debt Securities..............    3,998       6.78%     2,007         6.40%       --          --         --          --
                                     -------------------------------------------   -------------------------------------------
                                       6,251       7.15%     5,372         7.78%      781        7.42%        --          --
Securities Available for Sale:
U.S. Treasury......................    7,991       5.84%     7,491         6.00%       --          --         --          --
U.S. Government agencies
 and corporations..................    3,999       5.90%    15,089         6.62%       --          --         --          --
Obligations of States and
 Political Subdivisions............       --         --      7,151         7.38%    11,137       7.36%       500        6.89%
Other Debt Securities..............       --         --         --           --         --         --         --          --
                                     -------------------------------------------   -------------------------------------------
                                      11,990       5.86%    29,731         6.64%    11,137       7.36%       500        6.89%
                                     ===========================================   ============================================
                             TOTAL   $18,241       6.30%   $35,103         6.81%   $11,918       7.36%      $500        6.89%
                                     ===========================================   ============================================


                                     Collateralized Mortgage
                                      Obligations and Other
                                     Asset Backed Securities
                                     -----------------------
                                       $Amt          Yield
                                       -----         -------
Securities held to maturity:
U.S. Government agencies
 and corporations..................  $    --             --
Obligations of States and
 Political Subdivisions............       --             --
Other Debt Securities..............       --             --
                                     ----------    ----------
                                          --             --
Securities Available for Sale:
U.S. Treasury......................       --             --
U.S. Government agencies
 and corporations..................       --             --
Obligations of States and
 Political Subdivisions............       --             --
Other Debt Securities..............    5,347           6.69%
                                     ----------    ----------
                                       5,347           6.69%
                                     ==========    ==========
                             TOTAL    $5,347           6.69%
                                     ==========    ==========


The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.

LOAN PORTFOLIO

A. TYPE OF LOAN


(in thousands)                                     1997            1996           1995          1994             1993
                                                ---------        --------       --------      --------         --------
  Commercial, Financial and Agricultural          $58,282         $45,037        $49,643        $40,643         $40,953
  Residential Mortgage                            113,369         100,402         78,111         68,907          58,927
  Commercial Mortgage                              37,702          31,451         30,658         31,039          30,087
  Installment                                      41,001          43,448         45,294         44,196          40,488
  Lease Receivables                                18,231           6,069              0              0               0
                                                ----------       ---------      ---------      ---------       ---------
            GROSS LOANS                          $268,585        $226,407       $203,706       $184,785        $170,455
            LESS: Unearned Income                   3,707           3,304          3,668          2,996           2,499
                                                ----------       ---------      ---------      ---------       ---------
TOTAL LOANS NET OF UNEARNED                      $264,878        $223,103       $200,038       $181,789        $167,956

B. LOAN MATURITIES AND INTEREST SENSITIVITY

                                               One Year         One Through             Over         Total Gross
Commercial, Financial and Agricultural          or Less          Five Years          Five Years         Loans
--------------------------------------         --------         -----------          ----------      -----------
Loans with Predetermined Rate                    $3,623             $13,086             $10,299          $27,008
Loans With Floating Rate                         30,821                 407                  46           31,274
                                               ------------------------------------------------------------------
                                                $34,444             $13,493             $10,345          $58,282
                                               ==================================================================


C. RISK ELEMENTS


                                                          1997          1996          1995          1994          1993
                                                      -----------    ----------    ----------    ----------   ------------
Loans on non-accrual basis                                   $305          $230          $114          $957        $1,134
Accruing loans which are contractually past due 90
days or more as to interest or principal payments             600         2,166         2,503           307           518
Troubled Debt Restructurings                                  597           654           705            --            --
                                                       --------------------------------------------------------------------
                                                           $1,502        $3,050        $3,322         $1,264       $1,652
                                                       ====================================================================


1. Interest income recorded on the non-accrual loans for the year ended December 31, 1997 was $11,175. Interest income which would have been recorded on these loans had they been on accrual status was $35,424.
2. Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.
3. At December 31, 1997 there was $2,781,752 in loans which are considered problem loans. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses
($'s in Thousands) Years Ended December 31,


                                                1997             1996           1995            1994             1993
                                             ---------        ---------      ---------        ---------       ---------
Balance at beginning of Period                 $2,473           $2,145         $2,033           $1,750          $1,502
Charge-offs:
  Domestic:
    Commercial, Financial and Agricultural         88                5             59                0             198
    Commerical Mortgages                            0                0             28               95               0
    Residential Mortgages                          14                0              0               33               0
    Consumer Loans and Credit Cards               513              355            282              254             135
    Leasing                                        25                0              0                0               0
                                             ---------        ---------      ---------        ---------       ---------
                                                  640              360            369              382             333

Recoveries:
  Domestic:
    Commercial, Financial and Agricultural          2                5               0              19               26
    Commercial Mortgages                            0                1               0               0                0
    Residential Mortgages                           0                0               0               0                0
    Consumer Loans and Credit Cards               114               82             101             121               30
    Leasing                                         0                0               0               0                0
                                             ---------        ---------      ---------        ---------       ---------
                                                  116               88             101             140               56
                         Net Charge-offs         (524)            (272)           (268)           (242)            (277)

               Provision for Loan Losses          900              600             380             525              525
                                             =========        =========      =========        =========       =========
                Balance at End-of-Period       $2,849           $2,473          $2,145          $2,033           $1,750
                                             =========        =========      =========        =========       =========
Percentages of net charge-offs during
the period to average loans outstanding          0.21             0.13            0.14            0.18             0.25


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


ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

             ($'s in thousands)
                                              1997                     1996                     1995                    1994
                                      ----------------------------------------------------------------------------------------------

Domestic                                 % of Loans in            % of Loans in           % of Loans in            $ of Loans in
                                         each Category            each Category            each Category           each Category
                                       $ Amt.    to Total       $ Amt.    to Total      $ Amt.     to Total      $ Amt.    to Total
                                      ----------------------------------------------------------------------------------------------

  Real Estate Mortgages                  $492       56.25%         $425     58.24%        $387       53.40%        $60       54.09%

  Installment Loans to Individuals        402       15.27%          600     21.87%         422       22.24         210       23.92%

  Commercial, Financial and               361       21.70%          583     19.89%         446       24.36%        895       21.99%
               Agricultural

Leasing                                    80        6.78%            0      0.00%           0        0.00%          0        0.00%

Unallocated                             1,514         N/A           865       N/A          890         N/A         868         N/A
                                      ==============================================================================================

                              TOTALS   $2,849      100.00%       $2,473    100.00%      $2,145      100.00%     $2,033      100.00%
                                      ==============================================================================================





             ($'s in thousands)
                                              1993
                                      ----------------------
Domestic                                 % of Loans in
                                         each Category
                                       $ Amt.    to Total
                                      ----------------------
  Real Estate Mortgages                   $47       52.22%

  Installment Loans to Individuals        167       23.75%

  Commercial, Financial and               834       24.03%
               Agricultural

Leasing                                     0        0.00%

Unallocated                               702         N/A
                                      =======================
                              TOTALS   $1,750      100.00%
                                      =======================



1. In determining the allocation of the allowance for possible credit losses, County National Bank considers economic trends, historical patterns and specific credit reviews.
2. With regard to the credit reviews, a "watchlist" is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed "allocated", while the remaining balance is "unallocated."

DEPOSITS
(in thousands)


December 31,                             1997                1996               1995
                                        Amount              Amount             Amount
                                      ----------          ----------         ---------
Demand - Non Interest Bearing            $32,893             $30,812           $25,705

Demand - Interest Bearing                 82,339              82,184            78,821

Savings Deposits                          32,676              36,183            35,589

Time Deposits                            171,565             120,877           115,672
                                       ==========          ==========         =========
                  TOTAL DEPOSITS        $319,473            $270,056          $255,787
                                       ==========          ==========         =========


The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 1997 (in thousands):

Maturing in:
Three months or less.............................................      $4,008

Greater than three months and through six months.................       2,851

Greater than six months and through twelve months................       3,514

Greater than twelve months.......................................      10,466
                                                                    =========
                                                            TOTAL     $20,839
                                                                    =========

RETURN ON EQUITY AND ASSETS

     Information required by this section is presented on pages 20 and 21 of the Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

    The headquarters of the Corporation and the Bank is located at 1 South second Street, Clearfield, Pennsylvania. The Bank operates 13 full-service and 2 limited service offices. Of these 15 offices, 11 are owned and 4 are leased from independent owners. There are no incumberances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 1997.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS

     Information relating to the Corporation's common stock is on pages 19 and 32 of the Annual Shareholders' Report for the year ended December 31, 1997 and is herein incorporated by reference. There were 1,433 registered shareholders of record as of February 27, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 20 and 21 of the Annual Shareholders' Report for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 22- 28 of the Annual Shareholders' Report for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements which appear in the Annual Shareholders' Report for the year ended December 31, 1997 are incorporated herein by reference to such annual report:

                                                                 Pages in
                                                               Annual Report
                                                               -------------
 Report of Independent Auditors                                      5
 Consolidated Statements of Condition                                6
 Consolidated Statements of Income                                   7
 Consolidated Statements of Cash Flows                               8
 Consolidated Statements of Changes in Shareholders' Equity          9
 Notes to Consolidated Financial Statements                      10 - 18

  Quarterly financial data relating to the results of operations for the year ended December 31, 1997 and 1996, appears in the Annual Shareholders' Report for the year ended December 31, 1997 under the caption "Quarterly Summary of Earnings" at Page 19 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Executive Officers is included in Part I and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 21, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 4 - 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this section is presented on pages 3 - 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented on page 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 and is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A.)  1. FINANCIAL STATEMENTS FILED

     The Financial Statements listed below are incorporated herein by reference from the Annual Shareholder's Report for the year ended December 31, 1997.

                                                                       Pages in
                                                                     Annual Report
                                                                     -------------

     CNB Financial Corporation and Subsidiary:
       Report of Independent Auditors                                       5
       Consolidated Statements of Condition                                 6
       Consolidated Statements of Income                                    7
       Consolidated Statements of Cash Flows                                8
       Consolidated Statements of Changes in Shareholders' Equity           9
       Notes to Consolidated Financial Statements                        10 to 18
       Quarterly Summary of Earnings and Per Share Data                    19


     2. FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted since they are not applicable.

  (B.)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CNB FINANCIAL CORPORATION
                                  (Registrant)



Date:    March 10, 1998                By:    /s/ James P. Moore
       ---------------------                --------------------
                                            JAMES P. MOORE
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1998.


 /s/ James P. Moore
------------------------                  President and Chief Executive Officer,
JAMES P. MOORE                            Director


 /s/ William F. Falger
------------------------                  Executive Vice President, Principal Financial Officer,
WILLIAM F. FALGER                         Principal Accounting Officer


/s/ William A. Franson                    Secretary
-------------------------
WILLIAM A. FRANSON


/s/ Carl J. Peterson
-------------------------                Assistant Secretary, Director
CARL J. PETERSON


/s/ Robert E. Brown          Director    /s/ Jeffrey S. Powell
-------------------------                -----------------------
ROBERT E. BROWN                          JEFFREY S. POWELL


/s/ Richard D. Gathagan      Director    /s/ Edward B. Reighard
-------------------------                ------------------------
RICHARD D. GATHAGAN                      EDWARD B. REIGHARD


/s/ James J. Leitzinger      Director    /s/ Peter F. Smith
-------------------------                ------------------------
JAMES J. LEITZINGER                      PETER F. SMITH


/s/ Dennis L. Merrey         Director    /s/ L.E. Soult, Jr.
-------------------------                ------------------------
DENNIS L. MERREY                         L.E. SOULT, JR.


/s/ William R. Owens         Director    /s/ Robert G. Spencer
-------------------------                -----------------------
WILLIAM R. OWENS                         ROBERT G. SPENCER


/s/ Robert C. Penoyer        Director    /s/ Joseph L. Waroquier, Sr.
-------------------------                ------------------------------
ROBERT C. PENOYER                         JOSEPH L. WAROQUIER, SR.


EXHIBITS:

     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:



EXHIBIT                                                     SEQUENTIALLY
NUMBER           DESCRIPTION                                NUMBERED PAGE
-------          -----------                                -------------

 10              Material Contracts                               14

 13              Annual Report to Shareholders for 1997

 21              Subsidiaries of the Registrant                   15

 27              Financial Data Schedule