Form 10-Q
period 1998-03-31
CNB FINANCIAL CORP/PA
filed 1998-05-13
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998     Commission File Number 0-13396

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                25-1450605
          ------------                                ----------
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

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock:  $1.00 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---       ----


     The number of shares outstanding of the issuer's common stock as of March 31, 1998:

               COMMON STOCK:  $1.00 PAR VALUE - 3,445,668 SHARES

                                     INDEX
                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------


 PAGE   3.  Notes to Consolidated Financial Statements


 PAGE   4.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


 PAGE  10.  Table 1 - Consolidated Balance Sheets - March 31, 1998


 PAGE  11.  Table 2 - Consolidated Statements of Income - Quarter ending
            March 31, 1998


 PAGE  12.  Table 3 - Consolidated Statements of Cash Flows - Quarter ending
            March 31, 1998


 PAGE  13.  Table 4 - Consolidated Yield Comparisons



                                    PART II.
                               OTHER INFORMATION



 PAGE  14.  ITEM  4    Submission of Matters for Security Holders Vote

 PAGE  14.  ITEM  5   Other Information

 PAGE  14.  ITEM  6   Exhibits and Reports on Form 8-K

 PAGE  14.  Signatures

                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                             BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission
(SEC) and in compliance with generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The registrant believes that the disclosures made are adequate to make the information presented a fair representation of the Corporation's financial status.

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three month period ended March 31, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three month period ended March 31, 1998 is not necessarily the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1997.


SFAS No. 130: Reporting Comprehensive Income
--------------------------------------------

       The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholder's equity except those resulting from investments and distributions to owners. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholder's equity. Prior year financial statements have been restated to conform to the requirements of Statement 130. The statement requires that the accumulated other comprehensive income be descriptively labeled in the shareholder's equity section of the balance sheet. This descriptor replaces the net unrealized gain
(loss) on available for sale securities that was previously reported. The following table reflects the statements of comprehensive income for the quarter ended March 31, 1998 and 1997.

                                                                     March 31,           March 31,
                                                                       1998                1997
                                                                     --------            --------
Net income                                                            $1,076              $ 869

Other comprehensive income:
    Unrealized gains or loss on available for sale securities            322               (189)
    Less:  reclassification adjustment for gain included in net
    income                                                                52                 78
                                                                      ------              -----
    Total other comprehensive income                                     270               (267)

Applicable income taxes                                                   92                 91
                                                                      ------              -----

Net other comprehensive income                                           178               (176)
                                                                      ------              -----

Comprehensive income                                                  $1,254              $ 693
                                                                      ======              =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

       The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary County National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of the west central Pennsylvania counties of Clearfield, Centre, Elk, and McKean. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC").

       The health of the economy in the region is somewhat mixed with unemployment rates (February, 1998) ranging from a low of 2.7% in Centre County to a high of 10.0% in Clearfield County. Other counties' rates in our market area are as follows: Cameron 7.9%; Elk 5.1%; Jefferson 8.0% and McKean 7.0%.

       While unemployment levels vary, the region is comparatively in better economic condition than prior years. Residential housing is in fair demand and values have been slowly rising throughout the region.

       On April 21, 1998, the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 2,500,000 shares to 10,000,000 shares. At this time the par value was decreased from $4.00 to $1.00 per share. This change was necessary to allow the Corporation to affect a 2 for 1 stock split effective on April 30, 1998. The per share information disclosed on the consolidated statements of income has been restated to reflect the split.

OVERVIEW OF BALANCE SHEET

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
2.9% since year end 1997 to $383.7 million. The growth has occurred in the investment portfolio through the use of favorable funding rates at the Federal Home Loan Bank.

CASH AND CASH EQUIVALENTS

       Cash and Cash equivalents totaled $13,308,000 at March 31, 1998 compared to $18,436,000 on December 31, 1997. This decrease was primarily the result of the growth in the investment portfolio of which a portion was funded from these liquid assets.

       Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES

       Investment securities increased $16,079,000 since December 31, 1997. Of the Corporation's total investment portfolio of $93,111,000 as of March 31, 1998, $81,319,000 (or 87.3%) is classified as available for sale with the balance of $11,792,000 classified as held to maturity.

       The increase is mainly from the Corporation's strategy to utilize favorable funding rates from the Federal Home Loan Bank of Pittsburgh to purchase investment securities. In the first quarter of 1998, this strategy was implemented with a $10 million borrowing which has subsequently benefited the overall net interest margin.

       Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset/ Liability Committee ("ALCO") meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

       The Corporation's loan volume continued to be strong through the final three quarters of 1997. Loan demand leveled off, however, in the first quarter of 1998. Management has made an effort to create tighter underwriting standards, particularly for consumer credit, with the result of improving the quality of the balance sheet. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses.

       At March 31, 1998, the Corporation had $259,167,000 in loans and leases outstanding up $27,763,000 (or 12.0%) since March 31, 1997. This growth pattern is the result of continued commercial lending opportunities resulting from customer dissatisfaction with several superregional banks located within the market. Residential mortgage activity has slowed somewhat but continues to be strong aided by the Corporation's First Time Home Buyers mortgage product. Consumer loans appear stagnant but are actually increasing when lease receivables are included in the total. Conventional auto financing is being replaced with an ever greater number of leases.

LOAN CONCENTRATION

       The Corporation monitors loan concentration by individual industries in order to track potential risk exposures resulting from industry related downturns. At March 31, 1998, no concentration exists within our commercial or real estate loan portfolio as related to concentrations of 10% of the total loans. Residential real estate lending along with automobile financing continues to be the largest component of the loan portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES

       The Allowance for Loan and Lease Losses as a percentage of loans increased from 1.09% at March 31, 1997 and 1.08% at December 31, 1997 to 1.14% at March 31, 1998. The dollar amount of the reserve increased $142,000 since year end 1997. The gross charge-offs for the first quarter of 1998 were $113,000 while recoveries were $30,000. This level of charge-offs is consistent with those experienced in the first quarter of 1997 when charge-offs were $105,000 with recoveries of $33,000.

       This trend is consistent with the trend nationwide in the financial services industry. It is the result of increased consumer credit problems often resulting in bankruptcies. Management of the Corporation has implemented increased loan collection activities which has resulted in decreased levels of loan delinquency.

       Management continues to closely monitor loan delinquency and loan losses. Non-performing assets (NPA), which include loans 90 or more days past due, non-accrual loans and other real estate owned were $677,000 or 0.18% of total assets on March 31, 1998 compared to $1,346,000 or 0.40% on March 31, 1997.

       The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio as of March 31, 1998.


FUNDING SOURCES

       The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $319,865,000 at March 31, 1998. Deposit growth has been minimal since year end 1997 primarily resulting from management's decision to better control the cost of funds.

       The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During the first three months of 1998, the Corporation borrowed $10 million as mentioned on page 4 in the investment securities section. Management plans to maintain access to short-term and long-term FHLB borrowings as an appropriate funding source.

       The Corporation continues to experience a change in the mix of its deposit base. The mix is continually changing to a larger pool of time deposits at 54.0% of all deposits at March 31, 1998 compared to 48.3% at March 31, 1997. Management expects this shift in deposit mix to stabilize over the remainder of 1998.

SHAREHOLDERS' EQUITY

       The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $42,841,000 at March 31, 1998 compared to $42,208,000 at year-end 1997, an increase of $633,000 (or 1.5%). In the first three months of 1998, the Corporation earned $1,076,000 and declared dividends of $620,000, a dividend payout ratio of 57.6% of net income.

       Approximately 87% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first quarter of 1998 have been fairly stable allowing the Bank's bond portfolio to maintain market value gains. Also, the equity markets have continued their growth giving the Corporation further appreciation in their equity holdings.

       The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 16.19% at March 31, 1998 is well above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 15.03% is above the regulatory minimum of 4%. The leverage ratio at March 31, 1998 was 10.36%, also above the minimum standard of 4%. The Corporation is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 12 of the accompanying financial statements provide analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

       The interest rate sensitivity position at March 31, 1998, indicated the Corporation was liability sensitive in the short-term and asset sensitive for periods longer than one year. Management measures the potential impact of significant changes in interest rates on both the earnings and equity of the Corporation. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. Management continues to monitor the interest rate sensitivity through the ALCO and uses this data to make appropriate strategic decisions.

                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

       For the three months ended March 31, 1998, the Corporation earned $1,076,000 in net income, an increase of 23.8% from $869,000 in net income in the same period last year. Net income in the first quarter has benefited when compared to the same period in 1997 by an increased net interest margin and improved efficiency ratio. The affects to income in 1997 resulting from the acquisition of four branches, as reported previously, have reversed as earning assets have grown to anticipated levels and operational costs have stabilized.

INTEREST INCOME AND EXPENSE

       Net interest income totaled $3,764,000 in the first quarter, an increase of 11.4% over the first quarter of 1997. The aforementioned efforts to enhance the net interest margin is largely responsible for the increase as well as strong loan growth throughout the last three quarters of 1997. Total interest income increased during the quarter by $927,000 or 15.2% while interest expense only increased by $543,000 or 20% when compared to the first quarter of 1997.

       The Corporation recorded a provision for loan and lease losses in the first quarter of $225,000 up from $150,000 from the first quarter of 1997 to reflect industry trends in consumer lending.

NON-INTEREST INCOME

       Non-interest income increased $52,000 or 8.9% in the first quarter of 1998 when compared to the first quarter of 1997. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the first quarter, account service charges totaled $242,000 up $61,000 (or 33.7%) over last year's first quarter. These increases in fee income were the result of the growth in the number of customers and related deposit accounts over the past twelve months.

NON-INTEREST EXPENSE

       Non-interest expense increased $72,000 or 2.7% during the first quarter when compared to the first quarter of 1997. This increased level of non-interest expense is attributable to salaries and benefits which have increased $202,000 or 14.9% over the first quarter of 1997. This was anticipated as our employee benefit package was forecasted to increase in 1998. These increases were offset by a decrease of $125,000 or 14.7% in other expenses attributable to increased internal efficiencies related to general supplies and operational practices.

       The Corporation has begun construction of a new facility in the DuBois market area to replace a currently leased property. This will cause a slight increase in the occupancy expenses when the project is opened later in 1998.

RETURN ON ASSETS

       For the quarter ended March 31, 1998, the Corporation's return on average assets ("ROA") totaled 1.14% up from the 1.04% recorded in the first quarter of 1997.

       Increased ROA can be attributed to a better net interest margin and controlled operating expenses. Management expects the continued increase of ROA throughout the remaining three quarters of 1998 resulting from the widening net interest margin and efficiencies that have been realized subsequent to 1997 acquired growth.

RETURN ON EQUITY

       The Corporation's return on average shareholder's equity ("ROE") in the first quarter was 10.05% compared to 8.74% for the first quarter of 1997. The increase can be attributed primarily to increased profits as discussed above.

       Management recognizes continued improvement in ROE during 1998 and anticipates further increases with earnings growth. The Corporation is well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

       Federal income taxes increased to $386,000 in the first quarter of 1998 compared to $304,000 in the first quarter of 1997. The increase in the first quarter reflects higher pre-tax income in the period when compared to the same quarter of the prior year.

FUTURE OUTLOOK

       First quarter results showed improvement over the prior year's first quarter and were marginally better than management expectations. Management continues to focus on asset growth from general growth via increased market share. Management continues to be encouraged by the growth in the DuBois and St. Marys markets served by the Bank.

       Loan demand was weak in the first quarter and slightly less than management's expectations. While loan growth is expected to pick up throughout the remainder of the year, it is not expected to be as significant as the growth in 1997. The Corporation's loan to deposit ratio has remained relatively unchanged at the end of the first quarter at 81.7% compared to 82.0% at year-end 1997. Management expects the loan to deposit ratio to remain relatively stable during 1998.

       Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first quarter, total net charge-offs were $83,072 of which consumer net charge-offs totaled $49,448. The level of charge-offs has declined and is beginning to stabilize. Management believes that the increased efforts of loan review and collections as well as continued strengthening of our underwriting standards will give the Bank better charge-off experience.

       Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 1998, the Corporation's efficiency ratio was 62.20% compared to 67.48% for the same period last year.

       The efficiency ratio has improved as the level of non-interest expense has stabilized and non-interest income has increased. Management believes that this trend will continue until the efficiency ratio returns to pre-1997 levels.

       The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has been improving as more higher cost time deposits continue to roll into lower cost products. Overall net interest income continues to increase due to growth in interest earning assets. Management expects the net interest margin to increase slightly and further growth in net interest income for the remainder of 1998.

       Management concentrates on return on average assets and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 1998.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

       The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Corporation's Securities and Exchange Commission filings.

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS


CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

                                                                  March 31,    Dec. 31   March 31,
ASSETS                                                              1998         1997      1997
                                                                  ---------    --------  ---------
Cash and Due from Banks........................................     $5,892       $9,555    $12,409
Deposits with Other Banks......................................      3,916           31         14
Federal Funds Sold.............................................      3,500        8,850         --
Investment Securities Available for sale                            81,319       63,521     62,176
Investment Securities Held to Maturity, fair value of $11,972 at March 31, 1998, $13,707 at December 31, 1997 and
$17,615 at March 31, 1997......................................     11,792       13,511     17,362
Loans and Leases...............................................    265,941      267,608    237,193
  Less: Unearned Discount......................................      3,783        3,707      3,238
  Less: Allowance for Loan Losses..............................      2,991        2,849      2,551
                                                                  ---------    --------  ---------
  NET LOANS....................................................    259,167      261,052    231,404
Premises and Equipment.........................................      9,514        8,795      9,311
Accrued Interest Receivable....................................      2,289        2,199      2,263
Other Assets and Intangibles...................................      6,348        5,353      5,533
                                                                  ---------    --------  ---------
  TOTAL ASSETS.................................................   $383,737     $372,867   $340,472

LIABILITIES
Deposits:
  Non-interest bearing deposits................................    $32,156      $32,893    $31,078
  Interest bearing deposits....................................    287,709      286,580    260,795
                                                                  ---------    --------  ---------
  TOTAL DEPOSITS...............................................    319,865      319,473    291,873
Other Borrowings...............................................     16,832        8,071      5,742
Accrued Interest and Other Liabilities.........................      4,199        3,115      3,035

                                                                  ---------    --------  ---------
  TOTAL LIABILITIES............................................   $340,896     $330,659   $300,650


SHAREHOLDERS' EQUITY
  Common Stock $1.00 Par Value for 1998 and $4.00 for 1997
  Authorized 10,000,000 Shares for 1998 and 2,500,000 for 1997
  Issued 3,456,000 Shares for 1998 and 1,728,000 for 1997......     $3,456       $6,912     $6,912
  Additional paid in Capital...................................      3,456           --         --
  Retained Earnings............................................     34,701       34,246     32,571
  Treasury Stock, At Cost (10,332 Shares for 1998 and 5,166
  Shares for 1997).............................................       (100)        (100)      (100)
  Accumulated other comprehensive income.......................      1,328        1,150        439
                                                                  ---------    --------  ---------
  TOTAL SHAREHOLDERS'  EQUITY...................................    42,841       42,208     39,822
                                                                  ---------    --------  ---------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.....................   $383,737     $372,867   $340,472


                                    TABLE 2
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: March 31, 1998
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                        THREE MONTHS ENDED MARCH 31...
                                                                                           1998                 1997
INTEREST INCOME                                                                         ---------             --------
Loans including Fees..................................................................   $5,745                $4,908
Deposits with Other Banks.............................................................        3                     0
Federal Funds Sold....................................................................       96                    16
Investment Securities:
        Taxable Securities: Available for Sale........................................      796                   798
        Tax-Exempt Securities: Available for Sale.....................................      248                   224
        Taxable Securities: Being Held to Maturity....................................       50                    43
        Tax-Exempt Securities: Being Held to Maturity.................................       84                   106
                                                                                         ------                ------
        TOTAL INTEREST INCOME.........................................................   $7,022                $6,095

INTEREST EXPENSE
Deposits..............................................................................   $3,079                $2,589
Borrowed Funds........................................................................      179                   126
                                                                                         ------                ------
        TOTAL INTEREST EXPENSE........................................................   $3,258                $2,715

        Net Interest Income...........................................................   $3,764                $3,380

        Provision for possible loan losses............................................      225                   150
                                                                                         ------                ------
NET INTEREST INCOME AFTER PROVISION...................................................   $3,539                $3,230

OTHER INCOME
Trust & Asset Management Fees.........................................................     $154                  $159
Service charges on deposit accounts...................................................      242                   181
Other service charges and fees........................................................      105                   102
Securities gains......................................................................       52                    78
Gains on Sales of Loans...............................................................        4                     2
Other income..........................................................................       80                    63
                                                                                         ------                ------
        TOTAL OTHER INCOME............................................................     $637                  $585
OTHER EXPENSES
Salaries..............................................................................   $1,191                $1,114
Employee benefits.....................................................................      364                   239
Net occupancy expense.................................................................      431                   436
Other Operating Expense..............................................................       728                   853
                                                                                         ------                ------
        TOTAL OTHER EXPENSES..........................................................   $2,714                $2,642

Income Before Income Taxes............................................................   $1,462                $1,173
Applicable Income Taxes...............................................................      386                   304
                                                                                         ------                ------
        NET INCOME....................................................................   $1,076                  $869
                                                                                         ======                ======

Per Share Data*
---------------
Net Income............................................................................     0.31                  0.25
Cash Dividends Per Share..............................................................     0.18                  0.17



--------------------------------------------------------------------------------
*Per Share Data are restated to reflect the 2 for 1 stock split effective on April 30, 1998.

                                    TABLE 3
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                                        Three Months Ended March 31...
                                                                                          1998              1997
Cash flows from operating activities:                                                   -------           -------
Net Income.............................................................................  $ 1,076          $    869
Adjustments to reconcile net income to
  net cash provided by operations:
    Provisions for loan losses.........................................................      225              150
    Depreciation.......................................................................      272              262
    Amortization and accretion of net deferred loan fees...............................      (75)            (147)
    Amortization and accretion of premiums and discounts on investments................      131                0
    Security Gains.....................................................................      (52)             (78)
    Gains on sale of loans.............................................................       (4)              (2)
    Proceeds from sale of loans........................................................    1,910              262
Changes in:
    Interest receivable................................................................      (90)             (82)
    Other assets and intangibles.......................................................   (3,075)            (154)
    Interest payable...................................................................        5             (260)
    Other liabilities..................................................................      820              715
                                                                                         -------          -------
Net cash provided by operating activities..............................................    1,143            1,535
Cash flows from investing activities:
  Proceeds from maturities of:
    Securities held to maturity........................................................    2,180            1,000
    Securities available for sale......................................................    8,583            2,080
  Proceeds from sale of:
    Securities available for sale......................................................      155              153
  Purchase of:
    Securities held to maturity........................................................        0                0
    Securities available for sale......................................................  (26,278)          (3,300)
  Net principal disbursed on loans.....................................................    1,802          (12,240)
  Purchase of Federal Home Loan Bank Stock.............................................     (460)             240
  Purchase of premises and equipment...................................................     (912)            (182)
  Proceeds from the sale of foreclosed assets..........................................      126                0
                                                                                         -------          -------
Net cash used in investing activities..................................................  (14,804)         (12,249)
Cash flows from financing activities:
  Net change in:
    Checking, money market and savings accounts........................................      171            2,314
    Certificates of deposit............................................................      221           19,503
  Cash dividends paid..................................................................     (620)            (586)
  Net advances (repayments) from other borrowings......................................    8,761           (8,914)
                                                                                         -------          -------
Net cash provided by financing activities..............................................    8,533           12,317
Net increase (decrease) in cash and cash equivalents...................................   (5,128)           1,603
Cash and cash equivalents at beginning of year.........................................   18,436           10,820
                                                                                         -------          -------
Cash and cash equivalents at end of period.............................................  $13,308          $12,423
                                                                                         =======          =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (including amount credited directly to certificate accounts)..............   $3,263           $2,716
    Income Taxes.......................................................................     $235               $0
Noncash Investing Activities:
    Inc. (Dec.) in net unrealized gain on securities available for sale................     $178            ($176)

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS



CNB Financial Corporation
    Average Balances and Net Interest Margin
(Dollars in thousands)
                                                                                 March 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                              Average            Annual             Interest
                                                              Balance             Rate              Inc./Exp.
---------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                          $2,114                0.57%                 $3
Federal funds sold and securities
     purchased under agreements to resell                      7,151                5.37%                 96
Investment Securities:
    Taxable                                                   57,723                5.86%                846
    Tax-Exempt  (1)                                           26,075                7.71%                503
-------------------------------------------------------------------------------------------------------------
  Total Investments                                           93,063                6.22%              1,448

Loans
    Commercial  (1)                                           54,232                8.52%              1,155
    Mortgage      (1)                                        153,693                8.79%              3,375
    Installment                                               40,143                9.61%                965
    Leasing                                                   16,320                7.60%                310
-------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                           264,388                8.78%              5,805
Total earning assets                                         357,451                8.12%              7,253
Non Interest Bearing Assets
   Cash & Due From Banks                                       7,444                                       0
    Premises & Equipment                                       9,263                                       0
    Other Assets                                               6,221                                       0
    Allowance for Possible Loan Losses                        (2,915)                                      0
-------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                          20,013                  --                   0
-------------------------------------------------------------------------------------------------------------
Total Assets                                                $377,464                                  $7,253
                                                  ===========================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                                $81,548                2.75%               $560
    Savings                                                   33,023                1.67%                138
    Time                                                     172,682                5.52%              2,381
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                            287,253                4.29%              3,079
Short-term borrowings                                            727                6.05%                 11
Long-term borrowings                                          12,240                5.49%                168
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                         300,220                4.34%              3,258
Demand - non-interest-bearing                                 30,613                                       0
Other liabilities                                              3,824                                       0
-------------------------------------------------------------------------------------------------------------
  Total Liabilities                                          334,657                                   3,258
Shareholders' equity                                          42,807                  --                   0
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                  $377,464                                  $3,258
                                                  ===========================================================


Interest income/earning assets                                                      8.12%              7,253
Interest expense/interest bearing liabilities                                       4.34%              3,258
-------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                 3.78%             $3,995
                                                                     ========================================


Interest Income/Interest Earning Assets                                             8.12%             $7,253
Interest expense/Interest Earning Assets                                            3.65%              3,258
-------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                                 4.47%             $3,995
                                                                     ========================================


CNB Financial Corporation
    Average Balances and Net Interest Margin
(Dollars in thousands)
                                                                           March 31, 1997
-------------------------------------------------------------------------------------------------------------
                                                             Average            Annual          Interest
                                                             Balance             Rate          Inc./Exp.
-------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                            $14                0.00%           $0
Federal funds sold and securities
     purchased under agreements to resell                     1,156                5.27%           16
Investment Securities:
    Taxable                                                  54,847                6.14%          842
    Tax-Exempt  (1)                                          25,395                7.88%          500
------------------------------------------------------------------------------------------------------
  Total Investments                                          81,412                6.67%        1,358

Loans
    Commercial  (1)                                          50,686                8.11%        1,027
    Mortgage      (1)                                       129,694                8.65%        2,802
    Installment                                              41,517                9.15%          949
    Leasing                                                   6,179                8.35%          129
------------------------------------------------------------------------------------------------------
  Total loans  (2)                                          228,076                8.61%        4,907
Total earning assets                                        309,488                8.10%        6,265
Non Interest Bearing Assets
   Cash & Due From Banks                                      9,592                                 0
    Premises & Equipment                                      9,334                                 0
    Other Assets                                              6,368                                 0
    Allowance for Possible Loan Losses                       (2,520)                                0
------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                         22,774                  --             0
------------------------------------------------------------------------------------------------------
Total Assets                                               $332,262                            $6,265
                                                  ====================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                               $83,751                3.13%         $657
    Savings                                                  35,754                1.68%          150
    Time                                                    132,592                5.38%        1,782
------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                           252,097                4.11%        2,589
Short-term borrowings                                         8,150                5.35%          109
Long-term borrowings                                          1,071                6.34%           17
------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                        261,318                4.16%        2,715
Demand - non-interest-bearing                                28,684                  --             0
Other liabilities                                             2,386                  --             0
------------------------------------------------------------------------------------------------------
  Total Liabilities                                         292,388                3.71%        2,715
Shareholders' equity                                         39,874                  --             0
------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                 $332,262                            $2,715
                                                  ====================================================


Interest income/earning assets                                                     8.10%       $6,265
Interest expense/interest bearing liabilities                                      4.16%        2,715
------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                3.94%       $3,550
                                                                    ==================================


Interest Income/Interest Earning Assets                                            8.23%       $6,265
Interest expense/Interest Earning Assets                                           3.51%        2,715
------------------------------------------------------------------------------------------------------
Net Interest Margin                                                                4.72%       $3,550
                                                                    ==================================

 (1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1998 and 1997, adjusted for certain tax preferences.

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

                 There were no reports for the period ended March 31, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CNB FINANCIAL CORPORATION
                                                (Registrant)



DATE:     May 12, 1997                   /s/  James P. Moore
          ------------                   ------------------
                                         James P. Moore
                                         President and Director
                                         (Principal Executive Officer)



DATE:     May 12, 1997                   /s/  Joseph B. Bower, Jr.
          ------------                   -------------------------
                                         Joseph B. Bower, Jr.
                                         Treasurer
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)