Form 10-Q
period 1998-06-30
CNB FINANCIAL CORP/PA
filed 1998-08-14
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998      Commission File Number 0-13396

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


     The number of shares outstanding of the issuer's common stock as of June 30, 1998:

               COMMON STOCK:  $1.00 PAR VALUE - 3,445,668 SHARES

                                     INDEX


                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------


 PAGE   3.  Notes to Consolidated Financial Statements


 PAGE   4.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


 PAGE  10.  Table 1 - Consolidated Balance Sheets - June 30, 1998


 PAGE  11.  Table 2Q - Consolidated Statements of Income - Quarter ending
            June 30, 1998


 PAGE  12.  Table 2Y - Consolidated Statements of Income For Six Months Ending
            June 30, 1998


 PAGE  13.  Table 3 - Consolidated Statements of Cash Flows - June 30, 1998


 PAGE  14.  Table 4 - Consolidated Yield Comparisons



                                    PART II.
                               OTHER INFORMATION



 PAGE  15.  ITEM   4   Submission of Matters for Security Holders Vote

 PAGE  15.  ITEM   5   Other Information

 PAGE  15.  ITEM   6   Exhibits and Reports on Form 8-K

 PAGE  15.  Signatures

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

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarters and six month periods ended June 30, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the six month period ended June 30, 1998 is not necessarily the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1997.


SFAS No. 130: Reporting Comprehensive Income
--------------------------------------------

       The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholder's equity except those resulting from investments and distributions to owners. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholder's equity. Prior year financial statements have been restated to conform to the requirements of Statement 130. The statement requires that the accumulated other comprehensive income be descriptively labeled in the shareholder's equity section of the balance sheet. This descriptor replaces the net unrealized gain
(loss) on available for sale securities that was previously reported. The following table reflects the statements of comprehensive income for the six month periods ended June 30, 1998 and 1997.

                                                                     June 30,         June 30,
                                                                       1998             1997
                                                                   ------------      ----------

Net income                                                               $2,372          $1,908

Other comprehensive income:
    Unrealized gains or loss on available for sale securities               630             328
    Less:  reclassification adjustment for gain included in net
    income                                                                  130              59
                                                                   ------------      ----------
    Total other comprehensive income                                        500             269

Applicable income taxes                                                     170              91
                                                                   ------------      ----------

Net other comprehensive income                                              330             178
                                                                   ------------      ----------

Comprehensive income                                                     $2,702          $2,086
                                                                   ============      ==========

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

       While unemployment levels vary, the region is comparatively in better economic condition than in prior years. Residential housing is in fair demand and values have been rising throughout the region.

       On April 21, 1998, the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 2,500,000 shares to 10,000,000 shares. At this time the par value was decreased from $4.00 to $1.00 per share. The amendment allowed the Corporation to affect a 2 for 1 stock split effective on April 30, 1998. The per share information disclosed on the consolidated statements of income has been restated to reflect the split.

OVERVIEW OF BALANCE SHEET

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
4.7% since year end 1997 and 10.7% over June 30, 1997 to $390.3 million. The growth in 1998 has occurred in the investment portfolio largely through the use of favorable funding rates at the Federal Home Loan Bank.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents totaled $16,037,000 at June 30, 1998 compared to $18,436,000 on December 31, 1997. The decrease was primarily the result of the growth in the investment portfolio of which a portion was funded from excess liquid assets.

       Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES

       Investment securities increased $20,509,000 since December 31, 1997. Of the Corporation's total investment portfolio of $97,541,000 as of June 30, 1998, $88,600,000 (or 90.8%) is classified as available for sale with the balance of $8,941,000 classified as held to maturity.

       The increase is mainly from the Corporation's strategy to utilize favorable funding rates from the Federal Home Loan Bank of Pittsburgh to purchase investment securities. In 1998, this strategy was implemented with a $10 million borrowing which has subsequently benefited net interest income.

       Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset / Liability Committee ("ALCO') meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers.

LOANS

       The Corporation's loan volume continued to be strong through the final six months of 1997. Loan demand has leveled off, however, in 1998. Management has made an effort towards better underwriting standards, particularly for consumer credit, with the intent of improving the quality of the balance sheet (see Allowance for Loan and Lease Losses for a discussion of credit quality). The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses.

       At June 30, 1998, the Corporation had $260,175,000 in loans and leases outstanding up $14,900,000 (or 6.1%) since June 30, 1997 and down $877,000 (or 0.3%) since December 31, 1997. The decline in loans since year end 1997 is related to increased underwriting standards and an overall decrease of demand in our market area throughout the first six months of 1998.

LOAN CONCENTRATION

       The Corporation monitors loan concentration by individual industries in order to track potential risk exposures resulting from industry related downturns. At June 30, 1998, no concentration exists within our commercial or real estate loan portfolio as related to concentrations of 10% of the total loans. Residential real estate lending along with automobile financing continues to be the largest components of the loan portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES

       The Allowance for Loan and Lease Losses as a percentage of loans increased from 1.01% at June 30, 1997 and 1.08% at December 31, 1997 to 1.16% at June 30, 1998. The dollar amount of the reserve increased $192,000 since year end 1997. The gross charge-offs for the six months of 1998 were $255,000 while recoveries were $72,000. The level of charge-offs has improved over those experienced in the first six months of 1997 when charge-offs were $338,000 with recoveries of $62,000.

       Management of the Corporation has implemented increased loan collection activities which has resulted in decreased levels of loan delinquency and improved net charge-off levels. The net charge-off levels in 1997 as a percentage of gross loans (0.10%) were very high compared to prior periods (0.06%). The current year is trending downward at 0.07% but has not yet improved to pre 1997 levels.

       Management continues to closely monitor loan delinquency and losses. Non-performing assets (NPA), which include loans 90 or more days past due, non-accrual loans and other real estate owned were $939,000 or 0.24% of total assets on June 30, 1998 compared to $1,008,000 or 0.29% on June 30, 1997.

       The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and presented to the Loan Review Committee of the Board and is deemed to be adequate to absorb inherent losses in the portfolio as of June 30, 1998.


FUNDING SOURCES

       The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $324,617,000 at June 30, 1998. Deposit growth has been marginal since year end 1997 primarily resulting from management's decision to better control the cost of funding.

       The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth and to match fund certain long-term assets. During the first six months of 1998, the Corporation borrowed $10 million as mentioned on page 4 in the investment securities section. Management plans to maintain access to short-term and long-term FHLB borrowings as an alternate funding source.

       The Corporation continues to experience a change in the mix of its deposit base. The mix is continually changing to a larger pool of time deposits at 44.9% of all deposits at June 30, 1998 compared to 42.9% at June 30, 1997. However, this shift has significantly declined throughout the second quarter as it dropped from 54.0% at March 31, 1998. Management expects that the major increase in time deposits has passed and that the current mix will stabilize throughout 1998.

SHAREHOLDERS' EQUITY

       The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $43,527,000 at June 30, 1998 compared to $42,208,000 at year-end 1997, an increase of $1,319,000 (or 3.1%).
The Corporation earned $1,296,000 and $2,372,000 for the second quarter and the first six months of 1998, respectively. Dividends of $1,240,000 have been declared for 1998 for a payout ratio of 52.3% of net income.

       Approximately 91% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to changes in market values. Interest rates in the second quarter of 1998 have been trending downward allowing the Bank's bond portfolio to maintain market value gains. Also, the equity markets have continued their growth providing the Corporation further appreciation in its equity holdings.

       The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 16.23% at June 30, 1998 is well above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 15.07% is above the regulatory minimum of 4%. The leverage ratio at June 30, 1998 was 10.26%, also above the minimum standard of 4%. The Corporation is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 13 of the accompanying financial statements provide analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

       In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates which affect cash flows, income, expense and values of all financial instruments. Interest rate risk is monitored by management and the ALCO Committee of the Board. No material changes have occurred during the period in the Bank's market risk strategy a detailed discussion of which can be found in the SEC Form 10-K filed for the period ended December 31, 1997.

                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

       The Corporation earned $1,296,000 and $2,372,000 for the second quarter and first six months of 1998, respectively, which shows increases of 24.7% and 24.3% over $1,039,000 and $1,908,000 for the same periods last year. Net income for 1998 has benefited over 1997 from a larger base of earning assets, $45,204,000 or 14.0%. In addition, the Bank has stabilized the costs of an acquisition in December 1996, which is reflected in an improved efficiency ratio of 58.41% at June 30, 1998 compared to 62.67% at June 30, 1997.

INTEREST INCOME AND EXPENSE

       Net interest income totaled $3,925,000 in the second quarter, an increase of 9.2% over the second quarter of 1997 and totaled $7,689,000 for the first six months of 1998, an increase of 10.3% over the same period of the prior year. Continued growth in loans has been the primary factor in this increase which has been mitigated somewhat by higher interest costs for deposits resulting from a shift in deposit mix to higher cost time deposits. Total interest income increased during the quarter by $805,000 or 12.5% while interest expense increased by $473,000 or 16.7% when compared to the second quarter of 1997. Total interest income for the first six months of 1998 increased by $1,732,000 or 13.8% while interest expense increased by $1,016,000 or 18.3% when compared to the first six months of 1997. As previously mentioned, the trend towards higher cost time deposits has stabilized, thus causing an increase in the net interest margin through the year.

       The Corporation recorded a provision for loan and lease losses in the second quarter of $150,000 matching the second quarter of 1997 and $375,000 for the first six months of 1998 compared to $300,000 for the first six months of 1997. Management intends to maintain this provision at the same level in the third quarter.

NON-INTEREST INCOME

       Non-interest income increased $227,000 or 46.4% in the second quarter of 1998 when compared to the second quarter of 1997 and increased $279,000 for the six months of 1998 as compared to the same period in 1997. Increased deposit account service charges and trust & asset management fees have been the primary source of the growth in non-interest income. In the six months, account service charges totaled $530,000 up $119,000 (or 29.0%) over last year. Trust & asset management fees have increased $59,000 or 20% for the six months over the same period in 1997. The increases in fee income were the result of the growth in the number of customers and related deposit accounts as well as the growth in market values of trust accounts over the past twelve months.

NON-INTEREST EXPENSE

       Non-interest expense increased $119,000 or 4.6% during the second quarter of 1998 and $191,000 or 3.7% in the first six months of 1998 compared to the same periods of the prior year. This increased level of non-interest expense is attributable to salaries and benefits which have increased $410,000 or 14.9% over the first six months of 1997. This was anticipated as our employee benefit package was forecasted to increase in 1998. These increases were offset by a decrease of $224,000 or 13.7% in other expenses attributable to increased internal efficiencies related to general supplies and operational practices.

       The Corporation has begun construction of a new facility in the DuBois market area to replace a currently leased property. This will cause a slight increase in the occupancy expenses when the project is opened later in the third quarter of 1998.

RETURN ON ASSETS

       For the quarter ended June 30, 1998, the Corporation's return on average assets ("ROA") totaled 1.36% up from the 1.18% recorded in the first quarter of 1997. For the six months ended June 30, 1998, ROA was 1.24% compared to 1.12% in 1997.

       Increased ROA can be attributed to increased net interest income and controlled operating expenses. Management expects the continued increase of ROA throughout the remainder of 1998 resulting from an improving net interest margin and efficiencies that have been realized subsequent to the acquired growth in 1997.

RETURN ON EQUITY

       The Corporation's return on average shareholder's equity ("ROE") in the first six months was 10.99% compared to 9.55% for the same period in 1997. The increase can be attributed primarily to increased profits as discussed above.

       Management recognizes continued improvement in ROE during 1998 and anticipates further increases with earnings growth. The Corporation is well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

       Federal income taxes increased to $496,000 in the second quarter of 1998 compared to $313,000 in the second quarter of 1997. For the six months ended, June 30, 1998, federal income taxes totaled $882,000 an increase of $265,000 or 43.0% over the prior year. The increase in the first quarter reflects higher pre-tax income in the period when compared to the same quarter of the prior year. The effective tax rate for the six months is 27.1% compared to 24.4% in 1997. The increase is caused by increased earnings within our taxable interest income areas. Further increases for 1998 in the effective tax rate are expected to be minimal.

YEAR 2000

       Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Issue" or the "Millennium Bug" ( the inability of some computer programs to distinguish between the year 1900 and the year
2000). The Corporation has assessed the extent of vulnerability of the Corporation's computer systems to the problem. Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 change date. The Corporation believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Corporation.

       The Corporation relies heavily on third party vendors to provide its care processing. These vendors are in the process of remediation and will shortly begin the testing phase. Communication with outside vendors has provided the Corporation with positive feedback as to Year 2000 compliance which should pose no additional costs.

       Most of the costs incurred in addressing this problem are expected to be expensed as incurred. The financial impact to the Corporation of Year 2000 compliance has not been and is not anticipated to be material to the Corporation's financial position or results of operations in any given year.

FUTURE OUTLOOK

       Second quarter results showed improvement over the first quarter and were better than management expectations. Management continues to focus on quality asset growth from general growth via increased market share. Management continues to be encouraged by the growth in the DuBois and St. Marys markets served by the Bank.

       Loan demand was again weak in the second quarter and continued to be lower than management's expectations. While loan growth is expected to occur throughout the remainder of the year, it is not expected to be as significant as the growth in 1997. The Corporation's loan to deposit ratio has remained relatively unchanged at the end of the second quarter at 80.4% compared to 81.7% at the end of the first quarter. Management expects the loan to deposit ratio to remain relatively stable during 1998.

       Consumer loan charge-offs in the second quarter continued to comprise the majority of the Corporation's recent charge-offs. In the second quarter, total net charge-offs were $183,249 of which consumer net charge-offs totaled $132,890. The level of charge-offs has declined and is stabilizing. Management believes that the increased efforts of loan review and collections as well as continued strengthening of our underwriting standards will give the Bank better charge-off experience over the next several periods.

       Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 1998, the Corporation's efficiency ratio was 56.70% compared to 60.77% for the same period last year.

       The efficiency ratio has improved as the level of non-interest expense has stabilized and non-interest income has increased. Management believes that this trend will continue until the efficiency ratio returns to pre-1997 levels.

       The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has been improving in 1998 as more higher cost time deposits continue to roll into lower cost products. Overall net interest income continues to increase due to growth in interest earning assets. Management expects the net interest margin to increase slightly and to see further growth in net interest income for the remainder of 1998.

       Management concentrates on return on average assets and earnings per share valuations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, Management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 1998.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

                                                                               June 30,          Dec. 31           June 30,
ASSETS                                                                          1998              1997              1997
                                                                              --------          -------           -------
Cash and Due from Banks....................................................    $6,231            $9,555            $13,904
Interest Bearing Deposits with Other Banks.................................     4,606                31                 46
Federal Funds Sold.........................................................     5,200             8,850                575
Investment Securities Available for sale                                       88,600            63,521             62,471
Investment Securities Held to Maturity, fair value of $9,105 at  June 30, 1998, $13,704 at December 31, 1997 and
$14,710 at March 31, 1997 .................................................     8,941            13,511             14,510
Loans and Leases...........................................................   267,142           267,608            251,169
  Less:  Unearned Discount.................................................     3,926             3,707              3,397
  Less: Allowance for Loan and Lease Losses................................     3,041             2,849              2,497
                                                                               --------          -------           -------

  NET LOANS................................................................   260,175           261,052            245,275
Premises and Equipment, net................................................     9,661             8,795              9,172
Accrued Interest Receivable................................................     2,165             2,199              2,233
Other Assets and Intangibles, net..........................................     4,691             5,353              4,251
                                                                              --------          -------           -------
  TOTAL ASSETS.............................................................  $390,270          $372,867           $352,437
                                                                              ========          =======           =======
LIABILITIES
Deposits:
  Non-interest bearing deposits............................................   $34,080           $32,893           $30,960
  Interest bearing deposits................................................   290,537           286,580           269,921
                                                                              --------          -------           -------

  TOTAL DEPOSITS...........................................................   324,617           319,473           300,881
Other Borrowings...........................................................    18,033             8,071             8,850
Accrued Interest and Other Liabilities.....................................     4,093             3,115             2,039
                                                                              --------          -------           -------

  TOTAL LIABILITIES........................................................   346,743          $330,659          $311,770
                                                                              ========          =======           =======

SHAREHOLDERS' EQUITY
  Common Stock $1.00 Par Value for 1998 and $4.00 for 1997
  Authorized 10,000,000 Shares for 1998 and 2,500,000 for 1997
  Issued 3,456,000 Shares for 1998 and 1,728,000 for 1997..................    $3,456            $6,912            $6,912
  Additional paid in Capital...............................................     3,456               -                 -
  Retained Earnings........................................................    35,378            34,246            33,024
  Treasury Stock, At Cost (10,332 Shares for 1998 and 5,166 Shares
    for 1997)..............................................................      (100)             (100)             (100)
  Accumulated other comprehensive income...................................     1,337             1,150               831
                                                                              --------          -------           -------
  TOTAL SHAREHOLDERS' EQUITY...............................................    43,527            42,208            40,667
                                                                              --------          -------           -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.................................  $390,270          $372,867          $352,437
                                                                              ========          =======           =======

                                   TABLE 2-Q
                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION: June 30, 1998
Consolidated Statements of Income
 (Unaudited)

(Dollars in thousands, except per share data)                                            THREE MONTHS ENDED JUNE 30

INTEREST AND DIVIDEND INCOME                                                          1998                        1997
                                                                               ----------------            ----------------
Loans including Fees....................................................                 $5,781                      $5,269
Deposits with Other Banks...............................................                      1                           0
Federal Funds Sold......................................................                     44                          40
Investment Securities:
   Taxable..............................................................                  1,014                         755
   Tax-Exempt...........................................................                    338                         326
   Dividends............................................................                     54                          37
                                                                               ----------------            ----------------
   TOTAL INTEREST  AND DIVIDEND INCOME..................................                 $7,232                      $6,427
                                                                               ----------------            ----------------

INTEREST EXPENSE
Deposits................................................................                 $3,063                      $2,758
Borrowed Funds..........................................................                    244                          76
                                                                               ----------------            ----------------
   TOTAL INTEREST EXPENSE...............................................                 $3,307                      $2,834
   Net Interest Income..................................................                 $3,925                      $3,593
   Provision for possible loan losses...................................                    150                         150
                                                                               ----------------            ----------------
NET INTEREST INCOME AFTER PROVISION.....................................                 $3,775                      $3,443
                                                                               ----------------            ----------------

OTHER INCOME
Trust & Asset Management Fees...........................................                 $  194                      $  130
Service charges on deposit accounts.....................................                    288                         230
Other service charges and fees..........................................                    100                         104
Realized Securities gains (losses)......................................                     78                         (19)
Gains on Sale of Loans..................................................                     17                          20
Other...................................................................                     39                          24
                                                                               ----------------            ----------------
   TOTAL OTHER INCOME...................................................                 $  716                      $  489
                                                                               ----------------            ----------------

OTHER EXPENSES
Salaries................................................................                 $1,217                      $1,164
Employee benefits.......................................................                    381                         226
Net occupancy expense of premises.......................................                    415                         405
Other...................................................................                    686                         785
                                                                               ----------------            ----------------
   TOTAL OTHER EXPENSES.................................................                 $2,699                      $2,580
                                                                               ----------------            ----------------

Income Before Income Taxes..............................................                 $1,792                      $1,352
Applicable Income Taxes.................................................                    496                         313
                                                                               ----------------            ----------------
   NET INCOME...........................................................                 $1,296                      $1,039
                                                                               ================            ================

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING *
Net Income..............................................................                   0.38                        0.30
Cash Dividends Per Share................................................                   0.18                        0.17

* Per Share Data are restated to reflect the 2 for 1 stock split effective on April 30, 1998.

                                   TABLE 2-Y
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: June 30, 1998
Consolidated Statements of Income
 (Unaudited)

(Dollars in thousands, except per share data)                                             SIX MONTHS ENDED JUNE 30
 INTEREST AND DIVIDEND INCOME                                                        1998                        1997
                                                                               ----------------            ----------------
Loans including Fees.....................................................               $11,526                     $10,177
Deposits with Other Banks................................................                     4                           0
Federal Funds Sold.......................................................                   140                          56
Investment Securities:
   Taxable...............................................................                 1,810                       1,553
   Tax-Exempt............................................................                   670                         656
   Dividends.............................................................                   104                          80
                                                                               ----------------            ----------------
   TOTAL INTEREST AND DIVIDEND INCOME....................................               $14,254                     $12,522
                                                                               ----------------            ----------------

INTEREST EXPENSE
Deposits.................................................................               $ 6,142                     $ 5,347
Borrowed Funds...........................................................                   423                         202
                                                                               ----------------            ----------------
   TOTAL INTEREST EXPENSE................................................               $ 6,565                     $ 5,549
   Net Interest Income...................................................               $ 7,689                     $ 6,973
   Provision for possible loan losses....................................                   375                         300
                                                                               ----------------            ----------------
NET INTEREST INCOME AFTER PROVISION......................................               $ 7,314                     $ 6,673
                                                                               ----------------            ----------------

OTHER INCOME
Trust & Asset Management Fees............................................               $   348                     $   289
Service charges on deposit accounts......................................                   530                         411
Other service charges and fees...........................................                   205                         206
Realized Securities gains (losses).......................................                   130                          59
Gains on Sale of Loans...................................................                    21                          22
Other....................................................................                   119                          87
                                                                               ----------------            ----------------
   TOTAL OTHER INCOME....................................................               $ 1,353                     $ 1,074
                                                                               ----------------            ----------------

OTHER EXPENSES
Salaries.................................................................               $ 2,408                     $ 2,278
Employee benefits........................................................                   745                         465
Net occupancy expense of premises........................................                   846                         841
Other....................................................................                 1,414                       1,638
                                                                               ----------------            ----------------
   TOTAL OTHER EXPENSES..................................................               $ 5,413                     $ 5,222
                                                                               ----------------            ----------------

Income Before Income Taxes...............................................               $ 3,254                     $ 2,525
Applicable Income Taxes..................................................                   882                         617
                                                                               ----------------            ----------------
   NET INCOME............................................................               $ 2,372                     $ 1,908
                                                                               ================            ================

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING *
Net Income...............................................................                 $0.69                       $0.55
Cash Dividends Per Share.................................................                 $0.36                       $0.34

* Per Share Data are restated to reflect the 2 for 1 stock split effective on April 30, 1998.

                                    TABLE 3
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                                Six Months Ended June 30
Cash flows from operating activities:                                           1998                 1997
                                                                            -------------       ----------------
Net Income .............................................................       $2,372                 $1,908
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses...........................................          375                    300
    Depreciation and amortization.......................................          559                    371
    Amortization and accretion and deferred loan fees ..................         (207)                  (350)
    Deferred Taxes......................................................          568                     15
    Security Gains......................................................         (130)                   (59)
    Gain on sale of loans...............................................          (21)                    22
   Net gains on dispositions of acquired property ......................          (98)                     0
   Proceeds from sale of loans..........................................        8,597                  1,481
Changes in:
    Interest receivable.................................................           34                    (70)
    Other assets and intangibles........................................       (8,136)                   239
    Interest payable....................................................          (12)                   112
    Other liabilities...................................................          325                   (653)
                                                                            -------------       ----------------
Net cash provided by operating activities...............................        4,226                  3,316
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity.......................................        5,067                  3,990
      Securities available for sale.....................................       11,902                  3,279
  Proceeds from sales of:
      Securities available for sale.....................................        3,589                  1,981
  Purchase of:
      Securities available for sale.....................................      (40,350)                (6,116)
  Net principal disbursed on loans......................................          925                (26,562)
  (Purchase) Redemption of Federal Home Loan Bank Stock                          (499)                   201
  Purchase of premises and equipment....................................       (1,267)                  (231)
  Proceeds from the sale of foreclosed assets...........................          142                      0
                                                                            -------------       ----------------
Net cash used in investing activities...................................      (20,491)               (23,458)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts.......................        7,171                    522
      Certificates of deposit...........................................       (2,027)                30,303
      Cash dividends paid...............................................       (1,240)                (1,172)
  Net advances (repayments) from other borrowings ......................        9,962                 (5,806)
                                                                            -------------       ----------------
Net cash provided by financing activities...............................       13,866                 23,847

Net increase (decrease)  in cash and cash equivalents...................       (2,399)                 3,705
Cash and cash equivalents at beginning of year..........................       18,436                 10,820
                                                                            -------------       ----------------
Cash and cash equivalents at end of period..............................      $16,037                $14,525
                                                                            =============       ================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to
      certificate accounts).............................................       $6,565                 $5,661
     Income Taxes.......................................................         $360                   $456
Noncash Investing Activities:
      Inc.(Dec.)  in net unrealized gain on securities
       available for sale...............................................         $187                   $327


                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                                                   June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                                     Average            Annual          Interest
                                                                     Balance             Rate          Inc./Exp.
-------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                                  $3,185              0.25%            $4
Federal funds sold and securities
     purchased under agreements to resell                              5,004              5.60%           140
Investment Securities:
    Taxable                                                           58,639              6.17%         1,810
    Tax-Exempt  (1)                                                   25,544              7.95%         1,015
    Equity Investments                                                 5,218              3.99%           104
-------------------------------------------------------------------------------------------------------------------
  Total Investments                                                   97,590              6.30%         3,073
Loans
    Commercial  (1)                                                   54,427              8.52%         2,318
    Mortgage      (1)                                                152,961              8.87%         6,781
    Installment                                                       39,117              9.55%         1,868
    Leasing                                                           17,300              7.73%           669
-------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                                   263,805              8.82%        11,636
Total earning assets                                                 361,395              8.14%        14,709
Non Interest Bearing Assets
   Cash & Due From Banks                                               6,315                                0
    Premises & Equipment                                               9,407                                0
    Other Assets                                                       8,099                                0
    Allowance for Possible Loan Losses                                (2,953)                               0
-------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                                  20,868             --                 0
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                        $382,263                          $14,709
                                                           ========================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                                        $82,279              2.75%        $1,133
    Savings                                                           33,136              1.69%           280
    Time                                                             171,960              5.49%         4,719
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                                    287,375              4.27%         6,132
Short-term borrowings                                                  1,447              5.39%            39
Long-term borrowings                                                  14,135              5.43%           384
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                                 302,957              4.33%         6,555
Demand - non-interest-bearing                                         32,067                                0
Other liabilities                                                      4,059                                0
-------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                  339,083                            6,555
Shareholders' equity                                                  43,180             --                 0
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $382,263                           $6,555
                                                           ========================================================


Interest income/earning assets                                                            8.14%        14,709
Interest expense/interest bearing liabilities                                             4.33%         6,555
-------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                       3.81%        $8,154
                                                                             =================================


Interest Income/Interest Earning Assets                                                   8.14%       $14,709
Interest expense/Interest Earning Assets                                                  3.63%         6,555
-------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                                       4.51%        $8,154
                                                                             =================================

                                                                                       June 30, 1997
-------------------------------------------------------------------------------------------------------------------
                                                                       Average             Annual          Interest
                                                                       Balance              Rate           Inc./Exp.
-------------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing deposits with banks                                      $14                0.00%              $0
Federal funds sold and securities
     purchased under agreements to resell                               2,183                5.13%              56
Investment Securities:
    Taxable                                                            49,495                6.28%           1,553
    Tax-Exempt  (1)                                                    24,709                8.05%             994
    Equity Investments                                                  3,501                4.57%              80
-------------------------------------------------------------------------------------------------------------------
  Total Investments                                                    79,902                6.72%           2,683
Loans
    Commercial  (1)                                                    50,686                8.31%           2,222
    Mortgage      (1)                                                 129,694                8.80%           5,720
    Installment                                                        41,517                9.17%           1,928
    Leasing                                                             6,179                6.07%             307
-------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                                    235,595                8.64%          10,177
Total earning assets                                                  315,497                8.15%          12,860
Non Interest Bearing Assets
   Cash & Due From Banks                                                9,559                                    0
    Premises & Equipment                                                9,301                                    0
    Other Assets                                                        7,248                                    0
    Allowance for Possible Loan Losses                                 (2,519)                                   0
-------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                                   23,589               --                   0
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                         $339,086                              $12,860
                                                           ========================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                                         $83,678                3.01%          $1,258
    Savings                                                            35,922                1.66%             298
    Time                                                              139,815                5.42%           3,791
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                                     259,415                4.12%           5,347
Short-term borrowings                                                   5,120                5.16%             132
Long-term borrowings                                                    2,143                6.53%              70
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                                  266,678                4.16%           5,549
Demand - non-interest-bearing                                          29,732               --                   0
Other liabilities                                                       2,698               --                   0
-------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                   299,108                3.71%           5,549
Shareholders' equity                                                   39,978               --                   0
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $339,086                               $5,549
                                                           ========================================================


Interest income/earning assets                                                               8.15%         $12,860
Interest expense/interest bearing liabilities                                                4.16%           5,549
-------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                          3.99%          $7,311
                                                                              =====================================


Interest Income/Interest Earning Assets                                                      8.15%         $12,860
Interest expense/Interest Earning Assets                                                     3.45%           5,549
-------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                                          4.70%          $7,311
                                                                              =====================================


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

                  There were no reports for the period ended June 30, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:     August 10, 1998          /s/  James P. Moore
          ---------------          -------------------------
                                   James P. Moore
                                   President and Director
                                   (Principal Executive Officer)



DATE:     August 10, 1998          /s/  Joseph B. Bower, Jr.
          ---------------          --------------------------
                                   Joseph B. Bower, Jr.
                                   Treasurer
                                   (Principal Financial Officer)
                                   (Principal Accounting Officer)