Form 10-Q
period 1998-09-30
CNB FINANCIAL CORP/PA
filed 1998-11-09
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998      Commission File Number 0-13396

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -----------------------

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    25-1450605
        ------------                                    ----------
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

Yes     X       No
   ---------      -------------


     The number of shares outstanding of the issuer's common stock as of September 30, 1998:

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



                                    PART I.
                             FINANCIAL INFORMATION





Sequential
Page Number
-----------

 PAGE 3.       Notes to Consolidated Financial Statements


 PAGE 4.       Management's Discussion and Analysis of Financial Condition and Results of Operations


 PAGE 10.      Table 1 - Consolidated Balance Sheets - September 30, 1998


 PAGE 11.      Table 2Q - Consolidated Statements of Income - Quarter ending September 30, 1998


 PAGE 12.      Table 2Y - Consolidated Statements of Income For Nine Months Ending September 30, 1998


 PAGE 13.      Table 3 - Consolidated Statements of Cash Flows - September 30, 1998


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

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarters and nine month period ended September 30, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the nine month period ended September 30, 1998 is not necessarily the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1997.


SFAS No. 130: Reporting Comprehensive Income
--------------------------------------------

       The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholder's equity except those resulting from investments and distributions to owners. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholder's equity. Prior year financial statements have been restated to conform to the requirements of Statement 130. The statement requires that the accumulated other comprehensive income be descriptively labeled in the shareholder's equity section of the balance sheet. This descriptor replaces the net unrealized gain
(loss) on available for sale securities that was previously reported. The following table reflects the statements of comprehensive income for the quarters ended September 30, 1998 and 1997.

                                                                          Sept. 30                   Sept. 30
                                                                            1998                        1997
                                                                      -----------------           ----------------
Net income                                                                   $3,506                      $3,026

Other comprehensive income:
    Unrealized gains or loss on available for sale securities                   414                         843
    Less:  reclassification adjustment for gain included in net
    income                                                                      217                          74
                                                                      -------------            ----------------
    Total other comprehensive income                                            197                         769

Applicable income taxes                                                          67                         261
                                                                      -------------            ----------------
Net other comprehensive income                                                  130                         508
                                                                      -------------            ----------------
Comprehensive income                                                         $3,636                      $3,534
                                                                      =============            ================

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

       While unemployment levels vary, the region is comparatively in better economic condition than in prior years. Residential housing throughout the region remains in fair demand.

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

OVERVIEW OF BALANCE SHEET

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
7.0% since year end 1997 and 9.1% over September 30, 1997 to $398.8 million. The growth in 1998 has occurred in the investment portfolio largely through the use of favorable funding rates at the Federal Home Loan Bank as well as increased loan demand beginning in the third quarter of 1998. Increased Loan demand has occurred mainly in the small business area. The change in loan volumes is discussed in the loan section.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents totaled $12,611,000 at September 30, 1998 compared to $18,436,000 on December 31, 1997. The decrease was primarily the result of the growth in the investment portfolio of which a portion was funded from excess liquid assets.

       Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature and/or paydown within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES

       Investment securities increased $23,482,000 since December 31, 1997. Of the Corporation's total investment portfolio of $100,514,000 as of September 30, 1998, $92,574,000 (or 92.1%) is classified as available for sale with the balance of $7,940,000 classified as held to maturity.

       The increase is mainly from the Corporation's strategy to utilize favorable funding rates from the Federal Home Loan Bank of Pittsburgh to purchase investment securities. In 1998, this strategy was implemented with a $10 million borrowing which has subsequently benefited net interest income. The remaining increase was funded with excess liquidity in our cash position as mentioned above and through normal deposit growth of $13,466,000 or 4.2% since December 31, 1997.

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

LOANS

       Loan demand had leveled off throughout much of 1998 until the third quarter when demand began to strengthen. The loan growth for the third quarter was $7,708,000 or 2.9% over June 30, 1998. Management has made an effort towards better underwriting standards, particularly for consumer credit, with the intent of improving the quality of the balance sheet (see Allowance for Loan and Lease Losses for a discussion of credit quality). The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses.

       At September 30, 1998, the Corporation had $267,524,000 in loans and leases outstanding up $13,348,000 (or 5.3%) since September 30, 1997 and $6,472,000 (or 2.5%) since December 31, 1997.

LOAN CONCENTRATION

       The Corporation monitors loan concentration by individual industries in order to track potential risk exposures resulting from industry related downturns. At September 30, 1998, no concentration exists within our commercial or real estate loan portfolio as related to concentrations of 10% of the total loans. Residential real estate lending along with automobile financing continues to be the largest components of the loan portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES

       The Allowance for Loan and Lease Losses as a percentage of loans increased from 0.98% at September 30, 1997 and 1.08% at December 31, 1997 to 1.15% at September 30, 1998. The dollar amount of the reserve increased $274,000 since year end 1997. The gross charge-offs for the nine months of 1998 were $345,000 while recoveries were $94,000. The level of charge-offs has improved over those experienced in the first nine months of 1997 when charge-offs were $517,000 with recoveries of $102,000.

       Management of the Corporation has implemented increased loan collection activities which has resulted in decreased levels of loan delinquency and improved net charge-off levels. The net charge-off levels in 1997 as a percentage of gross loans (0.16%) were high compared to prior periods
(0.06%). The current year is trending downward at 0.09% but has not yet improved to pre 1997 levels.

       Management continues to closely monitor loan delinquency and losses. Non-performing assets (NPA), which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,524,000 or 0.38% of total assets on September 30, 1998 compared to $1,363,000 or 0.37% on September 30, 1997.

       The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and presented to the Loan Review Committee of the Board and is deemed to be adequate to absorb inherent losses in the portfolio as of September 30, 1998.


FUNDING SOURCES

       The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $332,939,000 at September 30, 1998. Deposit growth has been marginal since year end 1997 primarily resulting from management's decision to better control the cost of funding.

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

       The Corporation continued to experience a change in the mix of its deposit base until the third quarter of 1998. The mix of time deposits is at 44.3% of all deposits at September 30, 1998 compared to 44.4% at September 30, 1997. However, this shift has significantly declined throughout the second and third quarters as it dropped from 54.0% at March 31, 1998. Management expects that the current mix will stabilize throughout 1998.

SHAREHOLDERS' EQUITY

       The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $44,126,000 at September 30, 1998 compared to $42,208,000 at year-end 1997, an increase of $1,918,000 (or 4.5%). The Corporation earned $1,134,000 and $3,506,000 for the third quarter and the first nine months of 1998, respectively. Dividends of $1,861,000 have been declared for 1998 for a payout ratio of 53.1% of net income.

       Approximately 92% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to changes in market values. Interest rates in the third quarter of 1998 have been moving downward allowing the Bank's bond portfolio to maintain market value gains. The equity markets have experienced a significant correction that has reduced the market value of the Corporation's equity holdings. The market value gain in bonds virtually offset the drop in market value gains in the equity holdings.

       The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 16.17% at September 30, 1998 is well above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 15.02% is above the regulatory minimum of 4%. The leverage ratio at September 30, 1998 was 10.48%, also above the minimum standard of 4%. The Corporation is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 13 of the accompanying financial statements provide analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures and/or pays down within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

       In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates which affect cash flows, income, expense and values of all financial instruments. Interest rate risk is monitored by management and the ALCO Committee of the Board. No material changes have occurred during the period in the Bank's market risk strategy, a detailed discussion of which can be found in the SEC Form 10-K filed for the period ended December 31, 1997.

                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

       The Corporation earned $1,134,000 and $3,506,000 for the third quarter and first nine months of 1998, respectively, which shows increases of 1.40% and 15.9% over $1,118,000 and $3,026,000 for the same periods last year. Net income for 1998 has benefited over 1997 from a larger base of earning assets, an increase of $38,461,000 or 11.4%.

INTEREST INCOME AND EXPENSE

       Net interest income totaled $3,882,000 in the third quarter, an increase of 4.7% over the third quarter of 1997 and totaled $11,571,000 for the first nine months of 1998, an increase of 8.3% over the same period of the prior year. Continued growth in loans has been the primary factor in this increase which has been mitigated somewhat by higher interest costs for deposits resulting from a shift in deposit mix to higher cost time deposits. Total interest income increased during the quarter by $551,000 or 8.2% while interest expense increased by $378,000 or 12.4% when compared to the third quarter of 1997.
Total interest income for the first nine months of 1998 increased by $2,283,000 or 11.8% while interest expense increased by $1,394,000 or 16.22 when compared to the first nine months of 1997. As previously mentioned, the trend towards higher cost time deposits has stabilized, however this has been offset by lower average rates on earning assets. The tax equivalent net interest margin was 4.53%, 4.56%, and 4.53% for the third, second and first quarters of 1998 compared to 4.72% at September 31, 1997.

       The Corporation recorded a provision for loan and lease losses in the third quarter of $150,000 matching the third quarter of 1997 and $525,000 for the first nine months of 1998 compared to $450,000 for the first nine months of 1997. Management intends to maintain this provision at the same level in the fourth quarter.

NON-INTEREST INCOME

       Non-interest income increased $259,000 or 45.8% in the third quarter of 1998 when compared to the third quarter of 1997 and increased $538,000 for the nine months of 1998 as compared to the same period in 1997. Increased deposit account service charges and trust & asset management fees have been the primary source of the growth in non-interest income. In the nine months, account service charges totaled $852,000 up $188,000 (or 28.3%) over last year. Trust & asset management fees have increased $113,000 or 25.3% for the nine months over the same period in 1997. The increases in fee income were the result of the growth in the number of customers and related deposit accounts as well as the growth in market values of trust accounts over the past twelve months.

NON-INTEREST EXPENSE

       Non-interest expense increased $479,000 or 18.6% during the third quarter of 1998 and $670,000 or 8.6% in the first nine months of 1998 compared to the same periods of the prior year. This increased level of non-interest expense is attributable to salaries and benefits which have increased $667,000 or 16.3% over the first nine months of 1997. This was anticipated as our employee benefit package was forecasted to increase in 1998 in addition to normal performance adjustments for employees.

       The Corporation signed a purchase and assumption agreement on October 13, 1998 to assume the liabilities of the Punxsutawney, PA office of First Western Bank, N.A. The Branch size is approximately $37,000,000 in total deposits with approximately $11,500,000 in consumer and small business loans. This purchase will create significantly higher non interest costs in the future. The amortization of the premium will begin in February 1999. The costs will be offset by increased service charges as well as net interest income.

RETURN ON ASSETS

       For the quarter ended September 30, 1998, the Corporation's return on average assets ("ROA") totaled 1.17% down from the 1.25% recorded in the third quarter of 1997. For the nine months ended September 30, 1998, ROA was 1.21% compared to 1.16% in 1997.

       Increased ROA for the nine months is attributable to increased net interest income. The decline in the quarterly ROA both from the previous year and the second quarter of 1998 (1.36%) is attributed to the large increase in salaries and employee benefits as previously mentioned.

RETURN ON EQUITY

       The Corporation's return on average shareholder's equity ("ROE") in the first nine months was 10.81% compared to 9.98% for the same period in 1997. The increase can be attributed primarily to increased profits as discussed above.

       Management recognizes continued improvement in ROE during 1998 and anticipates further increases with earnings growth. The Corporation is well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

       Federal income taxes decreased to $372,000 in the third quarter of 1998 compared to $435,000 in the third quarter of 1997. For the nine months ended, September 30, 1998, federal income taxes totaled $1,254,000 an increase of $202,000 or 19.2% over the prior year. The decrease in the third quarter reflects an increase in tax depreciation related to the leased assets created through our auto leasing program when compared to the same quarter of the prior year. The effective tax rate for the nine months is 26.3% compared to 25.8% in 1997. The increase is caused by increased earnings within our taxable interest income areas. Further increases for 1998 in the effective tax rate are expected to be minimal.

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

       The Corporation relies heavily on third party vendors to provide its core processing. These vendors are in the process of testing and will shortly begin the verification phase. Communication with outside vendors has provided the Corporation with positive feedback as to Year 2000 compliance which should pose minimal costs.

       The cost estimate for Year 2000 compliance in total is expected to be less than $100,000. Many of these costs are upgrades to systems that essentially provide better customer services and were scheduled for implementation within the next 1 or 2 years.

FUTURE OUTLOOK

       Third quarter results showed a decline over the second quarter, which were well above management's expectations. This decline was expected due to several costs related to personnel as well as other non-interest expenses that were anticipated during the third quarter. Management continues to focus on quality asset growth from general growth via increased market share. Management continues to be encouraged by the growth in the DuBois, Bradford, and St. Marys markets served by the Bank.

       Loan demand began to strengthen in the third quarter. While loan growth is expected to occur throughout the remainder of the year, it is not expected to be as significant as the growth in 1997. The Corporation's loan to deposit ratio has remained relatively unchanged at the end of the third quarter at 80.9% compared to 80.4% at the end of the second quarter. Management expects the loan to deposit ratio to remain relatively stable during the fourth quarter of 1998.

       Consumer loan charge-offs for the nine months ended September 30, 1998 continued to comprise the majority of the Corporation's recent charge-offs. In the nine months ended September 30, 1998, total net charge-offs were $250,862 of which consumer net charge-offs totaled $189,935. The overall level of charge-offs has declined and is stabilizing. Management believes that the increased efforts of loan review and collections as well as continued strengthening of our underwriting standards will give the Bank a more stable charge-off experience over the next several periods.

       Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 1998, the Corporation's efficiency ratio was 60.14% compared to 60.99% for the same period last year.

       The efficiency ratio should improve as the level of non-interest expense will stabilize and non-interest income increase. Management believes that the downward trend will continue over the next several months.

       The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has stabilized in 1998 as more higher cost time deposits continue to roll into lower cost products. Overall net interest income continues to increase due to growth in interest earning assets. Management expects the net interest margin to increase slightly and to see further growth in net interest income for the remainder of 1998.

       As previously mentioned, the Corporation purchased $37,000,000 in deposits or an increase of 11.1% of September 30, 1998 deposits and $11,500,000 in loans an increase of 4.3%. While this purchase is not effective until February of 1999, management expects a positive impact on the overall levels of net interest income.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS





CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

                                                                                   September 30        Dec. 31      September 30
                                                                                       1998              1997          1997
                                                                                   -------------     -----------    -------------
Cash and Due from Banks.......................................................         $6,017          $9,555          $11,342
Interest Bearing Deposits with Other Banks....................................          3,679              31               14
Federal Funds Sold............................................................          2,915           8,850            8,325
Investment Securities Available for sale......................................         92,574          63,521           61,387
Investment Securities Held to Maturity, fair value of $8,136 at September 30, 1998, $13,704 at December 31, 1997 and
$13,713 at September 30, 1997.................................................          7,940          13,511           13,514
Loans and Leases..............................................................        274,850         267,608          260,237
 Less: Unearned Discount......................................................          4,203           3,707            3,553
 Less: Allowance for Loan and Lease Losses....................................          3,123           2,849            2,508
                                                                                  ------------      ----------      -----------
 NET LOANS....................................................................        267,524         261,052          254,176
Premises and Equipment, net...................................................          9,978           8,795            8,963
Accrued Interest Receivable...................................................          2,415           2,199            2,255
Other Assets and Intangibles, net.............................................          5,777           5,353            5,472
                                                                                  ------------      ----------      -----------
 TOTAL ASSETS.................................................................       $398,819        $372,867         $365,448
                                                                                  ============      ==========      ===========

LIABILITIES
Deposits:
 Non-interest bearing deposits................................................        $35,164         $32,893          $32,000
 Interest bearing deposits....................................................        297,775         286,580          280,330
                                                                                  ------------      ----------      -----------
 TOTAL DEPOSITS...............................................................        332,939         319,473          312,330
Other Borrowings..............................................................         16,991           8,071            9,078
Accrued Interest and Other Liabilities........................................          4,763           3,115            2,499
                                                                                  ------------      ----------      -----------
 TOTAL LIABILITIES............................................................       $354,693        $330,659         $323,907
                                                                                  ------------      ----------      -----------


SHAREHOLDERS EQUITY
 Common Stock $1.00 Par Value for 1998 and $4.00 for 1997
 Authorized 10,000,000 Shares  for 1998 and 2,500,000 for 1997
 Issued 3,456,000 Shares for 1998 and 1,728,000 for 1997.....................          $3,456          $6,912           $6,912
 Additional paid in Capital..................................................           3,456               -                -
 Retained Earnings...........................................................          35,891          34,246           33,557
 Treasury Stock, At Cost (10,332 Shares for 1998 and 5,166 Shares for 1997)..            (100)           (100)            (100)
 Accumulated other comprehensive income......................................           1,423           1,150            1,172
                                                                                  ------------      ----------      -----------
 TOTAL SHAREHOLDERS EQUITY...................................................          44,126          42,208           41,541
                                                                                  ------------      ----------      -----------
                                                                                  ------------      ----------      -----------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY                                              $398,819        $372,867         $365,448
                                                                                  ============      ==========      ===========

                                   TABLE 2-Q
                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION: September 30, 1998
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                        THREE MONTHS ENDED SEPT. 30

INTEREST AND DIVIDEND INCOME                                                          1998                        1997
                                                                               ----------------            ----------------
Loans including Fees...................................................                  $5,794                      $5,565
Deposits with Other Banks..............................................                       5                           0
Federal Funds Sold.....................................................                      89                          98
Investment Securities:
   Taxable.............................................................                   1,009                         692
   Tax-Exempt..........................................................                     350                         319
   Dividends...........................................................                      58                          80
                                                                               ----------------            ----------------
   TOTAL INTEREST  AND DIVIDEND INCOME.................................                  $7,305                      $6,754
                                                                               ----------------            ----------------

INTEREST EXPENSE
Deposits...............................................................                  $3,193                      $2,931
Borrowed Funds.........................................................                     230                         114
                                                                               ----------------            ----------------
   TOTAL INTEREST EXPENSE..............................................                  $3,423                      $3,045
   Net Interest Income.................................................                  $3,882                      $3,709
   Provision for possible loan losses..................................                     150                         150
                                                                               ----------------            ----------------
NET INTEREST INCOME AFTER PROVISION....................................                  $3,732                      $3,559
                                                                               ----------------            ----------------

OTHER INCOME
Trust & Asset Management Fees..........................................                  $  212                      $  158
Service charges on deposit accounts....................................                     322                         253
Other service charges and fees.........................................                      94                         113
Realized Securities gains (losses).....................................                      87                          15
Gains on Sale of Loans.................................................                       1                           2
Other..................................................................                     109                          25
                                                                               ----------------            ----------------
   TOTAL OTHER INCOME..................................................                  $  825                      $  566
                                                                               ----------------            ----------------

OTHER EXPENSES
Salaries...............................................................                  $1,249                      $1,157
Employee benefits......................................................                     363                         198
Net occupancy expense of premises......................................                     424                         389
Other..................................................................                   1,015                         828
                                                                               ----------------            ----------------
   TOTAL OTHER EXPENSES................................................                  $3,051                      $2,572
                                                                               ----------------            ----------------

Income Before Income Taxes.............................................                  $1,506                      $1,553
Applicable Income Taxes................................................                     372                         435
                                                                               ----------------            ----------------
   NET INCOME..........................................................                  $1,134                      $1,118
                                                                               ================            ================

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING *
Net Income.............................................................                    0.33                        0.32
Cash Dividends Per Share...............................................                    0.18                        0.17


* Per Share Data are restated to reflect the 2 for 1 stock split effective on April 30, 1998.

                                   TABLE 2-Y
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: September 30, 1998
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30
INTEREST AND DIVIDEND INCOME                                                          1998                        1997
                                                                               ----------------            ----------------
Loans including Fees......................................................              $17,320                     $15,742
Deposits with Other Banks.................................................                    9                           0
Federal Funds Sold........................................................                  229                         154
Investment Securities:
   Taxable................................................................                2,819                       2,283
   Tax-Exempt.............................................................                1,020                         975
   Dividends..............................................................                  162                         122
                                                                               ----------------            ----------------
   TOTAL INTEREST AND DIVIDEND INCOME.....................................              $21,559                     $19,276
                                                                               ----------------            ----------------

INTEREST EXPENSE
Deposits..................................................................              $ 9,335                     $ 8,278
Borrowed Funds............................................................                  653                         316
                                                                               ----------------            ----------------
   TOTAL INTEREST EXPENSE.................................................              $ 9,988                     $ 8,594
   Net Interest Income....................................................              $11,571                     $10,682
   Provision for possible loan losses.....................................                  525                         450
                                                                               ----------------            ----------------
NET INTEREST INCOME AFTER PROVISION.......................................              $11,046                     $10,232
                                                                               ----------------            ----------------

OTHER INCOME
Trust & Asset Management Fees.............................................              $   560                     $   447
Service charges on deposit accounts.......................................                  852                         664
Other service charges and fees............................................                  299                         319
Realized Securities gains (losses)........................................                  217                          74
Gains on Sale of Loans....................................................                   22                          24
Other.....................................................................                  228                         112
                                                                               ----------------            ----------------
   TOTAL OTHER INCOME.....................................................              $ 2,178                     $ 1,640
                                                                               ----------------            ----------------

OTHER EXPENSES
Salaries..................................................................              $ 3,657                     $ 3,435
Employee benefits.........................................................                1,108                         663
Net occupancy expense of premises.........................................                1,270                       1,230
Other.....................................................................                2,429                       2,466
                                                                               ----------------            ----------------
   TOTAL OTHER EXPENSES...................................................              $ 8,464                     $ 7,794
                                                                               ----------------            ----------------

Income Before Income Taxes................................................              $ 4,760                     $ 4,078
Applicable Income Taxes...................................................                1,254                       1,052
                                                                               ----------------            ----------------
   NET INCOME.............................................................              $ 3,506                     $ 3,026
                                                                               ================            ================

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING *
Net Income................................................................                $1.02                       $0.88
Cash Dividends Per Share..................................................                $0.54                       $0.51

* Per Share Data are restated to reflect the 2 for 1 stock split effective on April 30, 1998.

                                    TABLE 3
                      CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
                                                                          Nine Months Ended Sept. 30.
Cash flows from operating activities:                                  1998                      1997
                                                                -----------------        ------------------
Net Income....................................................           $  3,506                  $  3,026
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses.................................                525                       450
    Depreciation and amortization.............................                845                       561
    Amortization and accretion and deferred loan fees.........               (230)                     (513)
    Deferred Taxes............................................              1,054                         0
    Security Gains............................................               (217)                      (74)
    Gain on sale of loans.....................................                (22)                      (24)
   Net gains on dispositions of acquired property.............                (98)                        0
   Proceeds from sale of loans................................             11,288                     1,681
Changes in:
    Interest receivable.......................................               (216)                      (73)
    Other assets and intangibles..............................            (11,979)                      398
    Interest payable..........................................                (16)                      172
    Other liabilities.........................................                470                      (253)
                                                                -----------------        ------------------
Net cash provided by operating activities.....................              4,910                     5,351
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity.............................              6,067                     4,990
      Securities available for sale...........................             16,897                     7,497
  Proceeds from sales of:
      Securities available for sale...........................              3,988                     1,981
  Purchase of:
      Securities available for sale...........................            (49,659)                   (9,854)
  Net principal disbursed on loans............................             (6,412)                  (36,031)
  (Purchase) of Federal Reserve Bank Stock....................                  0                       (39)
  (Purchase) Redemption of Federal Home Loan Bank Stock.......               (499)                      240
  Purchase of premises and equipment..........................             (1,784)                     (212)
  Proceeds from the sale of foreclosed assets.................                142                         0
                                                                -----------------        ------------------
Net cash used in investing activities.........................            (31,260)                  (31,428)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts.............             13,515                     2,001
      Certificates of deposit.................................                (49)                   40,273
      Cash dividends paid.....................................             (1,861)                   (1,758)
  Net advances (repayments) from other borrowings.............              8,920                    (5,578)
                                                                -----------------        ------------------
Net cash provided by financing activities.....................             20,525                    34,938

Net increase (decrease) in cash and cash equivalents..........             (5,825)                    8,861

Cash and cash equivalents at beginning of year................             18,436                    10,820
                                                                -----------------        ------------------
Cash and cash equivalents at end of period....................           $ 12,611                  $ 19,681
                                                                =================        ==================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to
      certificate accounts)...................................           $  9,988                  $  8,766
     Income Taxes.............................................           $    360                  $  1,155
Noncash Investing Activities:
      Inc.(Dec.)  in net unrealized gain on securities
       available for sale.....................................           $    273                  $    557


                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)
                                                          September 30, 1998                   September 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                    Average     Annual     Interest        Average    Annual      Interest
                                                    Balance      Rate      Inc./Exp.       Balance     Rate       Inc./Exp.
--------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks               $  3,554      0.34%       $     9      $     14      0.00%       $     0
Federal funds sold and securities
     purchased under agreements to resell             5,474      5.58%           229         3,856      5.33%           154
Investment Securities:
    Taxable                                          61,016      6.16%         2,819        48,462      6.28%         2,283
    Tax-Exempt  (1)                                  26,000      7.23%         1,409        24,571      7.36%         1,356
    Equity Investments  (1)                           5,480      4.87%           200         3,607      5.51%           149
--------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                 101,524      6.13%         4,666        80,510      6.53%         3,942
Loans
    Commercial  (1)                                  53,105      8.48%         3,378        56,856      8.08%         3,447
    Mortgage      (1)                               154,576      8.85%        10,261       134,603      8.72%         8,807
    Installment                                      38,581      9.45%         2,733        41,099      9.52%         2,933
    Leasing                                          18,462      7.77%         1,076         9,031      7.78%           527
--------------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                  264,724      8.79%        17,448       241,589      8.67%        15,714
Total earning assets                                366,248      8.05%        22,114       322,099      8.14%        19,656
Non Interest Bearing Assets
   Cash & Due From Banks                              5,921                        0         9,596                        0
    Premises & Equipment                              9,565                        0         9,234                        0
    Other Assets                                      8,036                        0         7,346                        0
    Allowance for Possible Loan Losses               (2,999)                       0        (2,517)                       0
--------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                 20,523        --              0        23,659        --              0
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                       $386,771                  $22,114      $345,758                  $19,656
                                                   =============================================================================
Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                      $ 85,035      2.84%       $ 1,814      $ 83,440      2.96%       $ 1,850
    Savings                                          33,107      1.70%           423        35,635      1.71%           457
    Time                                            172,380      5.49%         7,099       145,801      5.46%         5,971
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                   290,522      4.28%         9,336       264,876      4.17%         8,278
Short-term borrowings                                 1,196      5.46%            49         4,058      5.09%           155
Long-term borrowings                                 14,763      5.45%           603         3,461      6.20%           161
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                306,481      4.35%         9,988       272,395      4.21%         8,594
Demand - non-interest-bearing                        32,568                        0        30,141                        0
Other liabilities                                     4,283                        0         2,803                        0
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                 343,332      3.88%         9,988       305,339      3.75%         8,594
Shareholders' equity                                 43,439        --              0        40,419        --              0
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         $386,771                  $ 9,988      $345,758                  $ 8,594
                                                   =============================================================================
Interest income/earning assets                                   8.05%        22,114                    8.14%       $19,656
Interest expense/interest bearing liabilities                    4.35%         9,988                    4.21%         8,594
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                              3.71%       $12,126                    3.93%       $11,062
                                                           ==========================                =======================

Interest Income/Interest Earning Assets                          8.05%       $22,114                    8.14%       $19,656
Interest expense/Interest Earning Assets                         3.63%         9,988                    3.56%         8,594
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              4.42%       $12,126                    4.58%       $11,062
                                                           ==========================                =======================


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

                  There were no reports for the period ended September 30, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:     November 6, 1998                  /s/  James P. Moore
          ----------------                   ------------------
                                             James P. Moore
                                             President and Director
                                            (Principal Executive Officer)



DATE:     November 6, 1998                  /s/  Joseph B. Bower, Jr.
          ----------------                  -------------------------
                                            Joseph B. Bower, Jr.
                                            Treasurer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)