Form 10-K
period 1998-12-31
CNB FINANCIAL CORP/PA
filed 1999-03-31
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M 10 - K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-13396

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

         Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $1.00 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No_________
   ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1999.

     Common Stock, $1.00 Par Value -  $121,597,937

The number of shares outstanding of the issuer's common stock as of March 10, 1999:

     Common Stock, $1.00 Par Value - 3,425,294 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholders' Report for the year ended December 31, 1998 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 20, 1999 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

     Exhibit index is located on sequentially numbered page 15.

                                     INDEX


                                    PART I.

ITEM   1.     BUSINESS......................................................  3

ITEM   2.     PROPERTIES.................................................... 11

ITEM   3.     LEGAL PROCEEDINGS............................................. 11

ITEM   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 11


                                   PART II.


ITEM   5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS............................... 12

ITEM   6.     SELECTED FINANCIAL DATA....................................... 12

ITEM   7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 12

ITEM   8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 12

ITEM   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 12


                                   PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 12

ITEM 11.      EXECUTIVE COMPENSATION........................................ 12

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT........................................  13

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  13


                                   PART IV.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K....................................... 13

              SIGNATURES.................................................... 14

                                    PART I.


ITEM 1.  BUSINESS

CNB FINANCIAL CORPORATION

         CNB Financial Corporation (The Corporation) is a Bank Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Bank Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution. The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, The Corporation is limited to owning or controlling banks and engaging in such other activity as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Corporation is currently engaged in one nonbanking activity through its wholly owned subsidiary CNB Investment Corporation. CNB Investment Corporation was formed in November 1998 to hold and manage investments that were previously owned by County National Bank and to provide the Corporation with additional latitude to purchase other investments.

         The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank and CNB Investment Corporation.

COUNTY NATIONAL BANK

         The Bank is a nationally chartered banking institution incorporated in 1934. The Bank's Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania. The Bank's primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. The approximate population of the general trade area is 120,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

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

                         AGE AT                   PRINCIPAL OCCUPATION
NAME                DECEMBER 31, 1998             FOR LAST FIVE YEARS
----                -----------------             -------------------

JAMES P. MOORE            63                      PRESIDENT AND CHIEF EXECUTIVE
                                                  OFFICER, CNB FINANCIAL
                                                  CORPORATION SINCE 9/20/83.
                                                  CHAIRMAN OF THE BOARD, COUNTY
                                                  NATIONAL BANK SINCE 3/19/91,
                                                  PREVIOUSLY, PRESIDENT & CHIEF
                                                  EXECUTIVE OFFICER, COUNTY
                                                  NATIONAL BANK SINCE 4/15/82.

WILLIAM F. FALGER         51                      EXECUTIVE VICE PRESIDENT, CNB
                                                  FINANCIAL CORPORATION SINCE
                                                  3/28/95. PREVIOUSLY VICE
                                                  PRESIDENT, SECRETARY AND
                                                  TREASURER. PRESIDENT AND CHIEF
                                                  EXECUTIVE OFFICER, COUNTY
                                                  NATIONAL BANK SINCE 1/01/93,
                                                  PREVIOUSLY, GROUP VICE
                                                  PRESIDENT, COUNTY NATIONAL
                                                  BANK SINCE 4/89;

WILLIAM A. FRANSON        55                      SECRETARY, CNB FINANCIAL
                                                  CORPORATION SINCE 3/28/95.
                                                  PREVIOUSLY , ASSISTANT
                                                  SECRETARY SINCE 3/27/84.
                                                  EXECUTIVE VICE PRESIDENT AND
                                                  CASHIER, CHIEF OPERATING
                                                  OFFICER COUNTY NATIONAL BANK
                                                  SINCE 1/01/93, PREVIOUSLY
                                                  SENIOR VICE PRESIDENT, COUNTY
                                                  NATIONAL BANK SINCE 4/15/82.

CARL J. PETERSON          61                      ASSISTANT SECRETARY, CNB
                                                  FINANCIAL CORPORATION, SINCE
                                                  3/27/84. SENIOR VICE PRESIDENT
                                                  AND TRUST OFFICER, COUNTY
                                                  NATIONAL BANK, SINCE 4/15/82.

JOSEPH B. BOWER, JR.      35                      TREASURER, CNB FINANCIAL
                                                  CORPORATION SINCE 11/18/97.
                                                  SENIOR VICE PRESIDENT, CHIEF
                                                  FINANCIAL OFFICER, COUNTY
                                                  NATIONAL BANK SINCE 11/10/97.
                                                  PRIOR THERETO, CONTROLLER,
                                                  MIFFLINBURG BANK

MARK D. BREAKEY          40                       SENIOR VICE PRESIDENT, SENIOR
                                                  LOAN OFFICER, COUNTY NATIONAL
                                                  BANK SINCE 3/28/95. PREVIOUSLY
                                                  VICE PRESIDENT, COMMERCIAL
                                                  BANKING SINCE 4/93, ASSISTANT
                                                  VICE PRESIDENT COMMUNITY
                                                  LENDING, ST. MARYS, SINCE
                                                  12/23/91 PRIOR THERETO,
                                                  LENDING OFFICER, MELLON BANK

         Officers are elected annually at the reorganization meeting of the Board of Directors. There are not any arrangements or understandings between any and all of the above officers and any other persons pursuant to which they were selected as officers. In addition, there are not any family relationships between the above officers.

EMPLOYEES

         The Corporation has no employees who are not employees of the County National Bank. As of December 31, 1998, the Bank had a total of 207 employees of which 167 were full time and 40 were part time.

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

DISTRIBUTION OF ASSETS, LIABILITIES, & SHAREHOLDER'S EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

         The following tables set forth statistical information relating to the Registrant and its wholly-owned subsidiaries. The table should be read in conjunction with the consolidated financial statements of the Registrant which are incorporated by reference hereinafter.

CNB FINANCIAL CORPORATION
    AVERAGE BALANCES AND NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                           DECEMBER 31, 1998                   DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE      ANNUAL     INTEREST      AVERAGE     ANNUAL    INTEREST
                                                   BALANCE       RATE      INC./EXP.     BALANCE      RATE     INC./EXP.
------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks              $  3,887       0.31%      $    12      $     43     2.33%      $     1
Federal funds sold and securities
    purchased under agreements to resell             4,812       5.44%          262         3,814     5.48%          209
Investment Securities:
    Taxable                                         61,927       6.01%        3,720        48,016     6.26%        3,005
    Tax-Exempt  (1)                                 26,840       7.28%        1,955        24,642     6.62%        1,632
    Equity Investments  (1)                          5,562       4.98%          277         3,717     6.83%          254
------------------------------------------------------------------------------------------------------------------------
  Total Investments                                103,028       6.04%        6,226        80,232     6.36%        5,101
LOANS
    Commercial  (1)                                 54,060       8.45%        4,566        52,735     8.04%        4,240
    Mortgage      (1)                              157,590       8.85%       13,952       142,978     8.74%       12,495
    Installment                                     38,351       9.38%        3,596        41,082     9.36%        3,847
    Leasing                                         19,793       7.74%        1,532        10,396     7.95%          826
------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                 269,794       8.76%       23,646       247,191     8.66%       21,408
Total earning assets                               372,822       8.01%       29,872       327,423     8.10%       26,509
NON INTEREST BEARING ASSETS
   Cash & Due From Banks                             5,731                        0         9,745                      0
    Premises & Equipment                             9,745                        0         9,151                      0
    Other Assets                                     8,073                        0         7,321                      0
    Allowance for Possible Loan Losses              (3,033)                       0        (2,579)                     0
------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                20,516         --             0        23,638       --             0
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                      $393,338                  $29,872      $351,061                $26,509
                                                  ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS
    Demand - interest-bearing                     $ 88,869       2.86%      $ 2,546      $ 83,244     2.94%      $ 2,450
    Savings                                         32,836       1.71%          561        35,052     1.68%          588
    Time                                           173,054       5.46%        9,455       151,242     5.52%        8,354
------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                  294,759       4.26%       12,562       269,538     4.23%       11,392
Short-term borrowings                                2,202       4.63%          102         3,392     5.28%          179
Long-term borrowings                                15,074       5.52%          832         4,114     6.10%          251
------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities               312,035       4.33%       13,496       277,044     4.27%       11,822
Demand - non-interest-bearing                       33,384                        0        30,513                      0
Other liabilities                                    4,524                        0         2,789                      0
------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                349,943       3.86%       13,496       310,346     3.81%       11,822
Shareholders' equity                                43,395         --             0        40,715                      0
-------------------------------------------------------------------------------------------------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $393,338                  $13,496      $351,061                $11,822
                                                  ======================================================================

Interest income/earning assets                                   8.01%       29,872                   8.10%      $26,509
Interest expense/interest bearing liabilities                    4.33%       13,496                   4.27%       11,822
------------------------------------------------------------------------------------------------------------------------
NET INTEREST SPREAD                                              3.69%      $16,376                   3.83%      $14,687
                                                                 ==================                   ==================

Interest Income/Interest Earning Assets                          8.01%      $29,872                   8.10%      $26,509
Interest expense/Interest Earning Assets                         3.62%       13,496                   3.61%       11,822
------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                              4.39%      $16,376                   4.49%      $14,687
                                                                 ==================                   ==================

                                                               DECEMBER 31, 1996
------------------------------------------------------------------------------------------
                                                       AVERAGE       ANNUAL      INTEREST
                                                       BALANCE       RATE        INC./EXP.
------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                   $     14       0.00%        $     0
Federal funds sold and securities
    purchased under agreements to resell                  1,597       5.45%             87
Investment Securities:
    Taxable                                              52,103       6.35%          3,309
    Tax-Exempt  (1)                                      24,740       7.30%          1,806
    Equity Investments  (1)                               2,999       5.44%            163
------------------------------------------------------------------------------------------
  Total Investments                                      81,453       6.59%          5,365
LOANS
    Commercial  (1)                                      47,679       8.09%          3,856
    Mortgage      (1)                                   116,233       8.96%         10,411
    Installment                                          40,860       9.40%          3,841
    Leasing                                               1,149       8.09%             93
------------------------------------------------------------------------------------------
  Total loans  (2)                                      205,921       8.84%         18,201
Total earning assets                                    287,374       8.20%         23,566
NON INTEREST BEARING ASSETS
   Cash & Due From Banks                                  8,579                          0
    Premises & Equipment                                  8,297                          0
    Other Assets                                          3,724                          0
    Allowance for Possible Loan Losses                   (2,301)                         0
------------------------------------------------------------------------------------------
   Total Non-interest earning assets                     18,299         --               0
------------------------------------------------------------------------------------------
TOTAL ASSETS                                           $305,673                     23,566
                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS
    Demand - interest-bearing                          $ 76,496       3.13%        $ 2,397
    Savings                                              36,266       1.66%            601
    Time                                                117,339       5.47%          6,423
------------------------------------------------------------------------------------------
  Total interest-bearing deposits                       230,101       4.09%          9,421
Short-term borrowings                                     7,186       5.23%            376
Long-term borrowings                                          0     #DIV/0!              0
------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                    237,287       4.13%          9,797
Demand - non-interest-bearing                            27,852                          0
Other liabilities                                         2,054                          0
------------------------------------------------------------------------------------------
  Total Liabilities                                     267,193       3.67%          9,797
Shareholders' equity                                     38,480         --               0
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $305,673                    $ 9,797
                                                       ===================================

Interest income/earning assets                                        8.20%         23,566
Interest expense/interest bearing liabilities                         4.13%          9,797
------------------------------------------------------------------------------------------
NET INTEREST SPREAD                                                   4.07%        $13,769
                                                                     =====================

Interest Income/Interest Earning Assets                               8.20%        $23,566
Interest expense/Interest Earning Assets                              3.41%          9,797
------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                   4.79%        $13,769
                                                                     =====================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1998 and 1997, adjusted for certain tax preferences.

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average

Net Interest Income                          For Twelve Months Ended December 31,            For Twelve Months Ended December 31,
RATE-VOLUME VARIANCE                                 1998 over(under) 1997                           1997 over(under) 1996
(DOLLARS IN THOUSANDS)                                 Due to Change in                               Due to Change in
----------------------------------------------------------------------------------------------------------------------------------
                                                  VOLUME      RATE       NET                   VOLUME       RATE       NET
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
SECURITIES

Interest-Bearing Deposits with Banks            $   89       ($78)   $   11                 $    0        $    1     $    1
Federal Funds Sold                                  55         (2)       53                    121             1        122
INVESTMENT SECURITIES:
    Taxable                                        871       (156)      715                   (260)          (44)      (304)
    Tax-Exempt                                     146        177       323                     (7)         (167)      (174)
    Equity Investments                             126       (103)       23                     39            52         91
                                               -----------------------------               ---------------------------------
  Total Securities                               1,287       (162)    1,125                   (107)         (157)      (264)
LOANS
    Commercial                                     107        219       326                    409           (25)       384
    Mortgage                                     1,277        180     1,457                  2,396          (312)     2,084
    Installment                                   (256)         5      (251)                    21           (15)         6
    Leasing                                        747        (41)      706                    748           (15)       733
                                               -----------------------------               ---------------------------------
   Total loans                                   1,875        363     2,238                  3,574          (367)     3,207
                                               -----------------------------               ---------------------------------
TOTAL EARNING ASSETS                            $3,162      $ 201    $3,363                 $3,467         ($524)    $2,943
                                               =============================               =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS

  Demand - Interest-Bearing                     $  166       ($70)      $96                 $  211         ($158)    $   53
  Savings                                          (37)        10       (27)                   (20)            7        (13)
  Time                                           1,205       (104)    1,101                  1,856            75      1,931
                                               -----------------------------               ---------------------------------
  Total Interest-Bearing Deposits                1,334       (164)    1,170                  2,047           (76)     1,971
  Short-Term Borrowings                            (63)       (14)      (77)                  (199)            2       (197)
  Long-Term Borrowings                             669        (88)      581                    251             0        251
                                               -----------------------------               ---------------------------------
Total Interest-Bearing Liabilities              $1,940      ($266)   $1,674                 $2,099          ($74)    $2,025
                                               =============================               =================================

                                               =============================               =================================
CHANGE IN NET INTEREST INCOME                   $1,222       $467    $1,689                 $1,368         ($450)    $  918
                                               =============================               =================================

1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2. Included in interest income is $389,465, $336,912 and $228,576 of fees for the years ending 1998, 1997 and 1996, respectively.

3. Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets; there is no income being recognized on a cash basis.

INVESTMENT PORTFOLIO

    (DOLLARS IN THOUSANDS)                 December 31, 1998                             December 31, 1997
                                ---------------------------------------    ----------------------------------------------
                                 Amortized     Unrealized        Market      Amortized         Unrealized          Market
                                            ----------------                                -----------------
                                 Cost       Gains     Losses      Value         Cost        Gains      Losses      Value
                                 ---------------------------------------    ----------------------------------------------
SECURITIES HELD TO MATURITY:
U.S. Treasury..................   $   --    $    --   $   --    $     --       $    --       $   --      $  --     $    --
U.S. Government agencies
    and corporations...........       --         --       --          --            --           --         --          --
Obligations of States and
    Political Subdivisions.....     4,073       152       --       4,225         6,398          180         --       6,578
Other Debt Securities..........     2,003        33       --       2,036         6,006           18          5       6,019
Restricted Equity Securities...     1,606        --       --       1,606         1,107           --         --       1,107
                                 ---------------------------------------    ----------------------------------------------
                                  $ 7,682   $   185   $    0    $  7,867       $13,511       $  198      $   5     $13,704
                                 =======================================    ==============================================
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury..................   $ 9,522   $    76   $   --    $  9,598       $15,482       $   40      $   4     $15,518
U.S. Government agencies
    and corporations...........    11,028        67        4      11,091        19,088          100         37      19,151
Obligations of States and
    Political Subdivisions.....    33,421     1,013       --      34,434        18,788          718         --      19,506
Other Debt Securities..........    40,079       304      184      40,199         5,347            8         43       5,312
Marketable Equity Securities        3,845     1,069      115       4,799         3,074          961          1       4,034
                                 ---------------------------------------    ----------------------------------------------
                                  $97,895    $2,529     $303    $100,121       $61,779       $1,827      $  85     $63,521
                                 =======================================    ==============================================


    (DOLLARS IN THOUSANDS)                           December 31, 1996
                                  -------------------------------------------
                                  Amortized       Unrealized         Market
                                              -----------------
                                    Cost      Gains      Losses       Value
                                  -------------------------------------------
SECURITIES HELD TO MATURITY:
U.S. Treasury..................     $    --   $   --     $  $ --      $    --
U.S. Government agencies
    and corporations...........         997       --           1          996
Obligations of States and
    Political Subdivisions.....       7,319      289          --        7,608
Other Debt Securities..........       9,071       66          24        9,113
Restricted Equity Securities...          --       --          --           --
                                  -------------------------------------------
                                    $17,387   $  355     $  $ 25      $17,717
                                  -------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury..................     $13,496   $   36     $  $ 24      $13,508
U.S. Government agencies
    and corporations...........      26,192      118         203       26,107
Obligations of States and
    Political Subdivisions.....      17,562      486          --       18,048
Other Debt Securities..........       1,047        4           6        1,045
Marketable Equity Securities          2,080      538          17        2,601
                                  -------------------------------------------
                                    $60,377   $1,182        $250      $61,309
                                  ===========================================

MATURITY DISTRIBUTION OF INVESTMENT
SECURITIES (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
                                                                                                            Collateralized Mortgage
                                                                                                            Obligations and Other
                                      Within         After One But     After Five But         After            Asset Backed
                                     One Year      Within Five Years   Within Ten Years      Ten Years          Securities
                                 $ Amt     Yield   $ Amt       Yield   $ Amt      Yield   $ Amt    Yield   $ Amt        Yield
                                ------------------------------------   ----------------------------------  --------------------
SECURITIES HELD TO MATURITY:
U.S. Government agencies
    and corporations..........  $    --        --   $   --        --   $    --        --  $    --      --    $    --         --
Obligations of States and
    Political Subdivisions....    1,015      8.85%     999      6.29%       --        --       --      --         --         --
Other Debt Securities.........    1,004      6.52%   3,058      8.65%       --        --       --      --         --         --
                                ------------------------------------   ----------------------------------  --------------------
                                  2,019      7.69%   4,057      8.07%       --        --       --      --         --         --
Securities Available for Sale:
U.S. Treasury.................    7,497      6.00%   2,025      5.55%       --        --       --      --         --         --
U.S. Government agencies
    and corporations..........    5,040      6.53%   5,988      5.73%       --        --       --      --         --         --
Obligations of States and
    Political Subdivisions....      935      6.44%   3,352      8.04%   16,832      7.31%  12,302   6.85%         --         --
Other Debt Securities.........    1,029      5.17%   3,643      6.06%       --        --       --      --     35,407       5.93%
                                ------------------------------------   ----------------------------------  --------------------
                                 14,501      6.18%  15,008      6.30%   16,832      7.31%  12,302   6.85%     35,407       5.93%
                                ------------------------------------   ----------------------------------  --------------------

                                ====================================   ==================================  ====================
                  TOTAL         $16,520      6.36% $19,065      6.67%  $16,832      7.31% $12,302    6.85%   $35,407       5.93%
                                ====================================   ==================================  ====================

The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.

LOAN PORTFOLIO
A. TYPE OF LOAN

(Dollars in thousands);                       1998              1997               1996              1995                1994
                                           --------           --------           --------          --------            --------
Commercial, Financial and Agricultural     $ 63,400           $ 58,282           $ 45,037          $ 49,643            $ 40,643
Residential Mortgage                        118,245            112,393            100,402            78,111              68,907
Commercial Mortgage                          46,701             37,702             31,451            30,658              31,039
Installment                                  35,251             41,001             43,448            45,294              44,196
Lease Receivables                            29,362             18,231              6,069                 0                   0
                                           --------           --------           --------          --------            --------
         GROSS LOANS                        292,959            267,609            226,407           203,706             184,785
         Less: Unearned Income                4,570              3,707              3,304             3,668               2,996
                                           --------           --------           --------          --------            --------
TOTAL LOANS NET OF UNEARNED                $288,389           $263,902           $223,103          $200,038            $181,789

B. LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                        December 31, 1998
                                             One Year           One Through                Over              Total Gross
Commercial, Financial and Agricultural       or Less             Five Years            Five Years               Loans
                                             -------            -----------            ----------            -----------
Loans With Predetermined Rate                $ 3,385              $13,690                $12,239               $29,314
Loans With Floating Rate                      28,622                2,398                  3,066                34,086
                                          ------------------------------------------------------------------------------
                                             $32,007              $16,088                $15,305               $63,400
                                          ==============================================================================

C. RISK ELEMENTS

                                                      1998            1997            1996            1995           1994
                                                    --------        --------        --------        --------       --------
Loans on non-accrual basis                          $  120          $  305          $  230          $  114         $  957
Accruing loans which are contractually past due 90
days or more as to interest or principal payments    1,480             600           2,166           2,503            307
Troubled Debt Restructurings                           538             597             654             705             --
                                                    -----------------------------------------------------------------------
                                                    $2,138          $1,502          $3,050          $3,322         $1,264
                                                    =======================================================================

1. Interest income recorded on the non-accrual loans for the year ended December 31, 1998 was $500. Interest income which would have been recorded on these loans had they been on accrual status was $2,000.
2. Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.
3. At December 31, 1998 there was $6,959,000 in loans which are considered problem loans. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS) YEARS ENDED DECEMBER 31,

                                                        1998            1997              1996             1995         1994
                                                      --------        --------          --------         --------     --------
Balance at beginning of Period                         $2,849          $2,473            $2,145           $2,033        $1,750
Charge-offs:
     Domestic:
         Commercial, Financial and Agricultural            47              88                 5               59             0
         Commercial Mortgages                               0               0                 0               28            95
         Residential Mortgages                             16              14                 0                0            33
         Consumer Loans and Credit Cards                  454             513               355              282           254
         Leasing                                           42              25                 0                0             0
                                                      -------         -------           -------          -------      --------
                                                          559             640               360              369           382
Recoveries:
     Domestic:
          Commercial, Financial and Agricultural           21               2                 5                0            19
          Commercial Mortgages                              0               0                 1                0             0
          Residential Mortgages                             2               0                 0                0             0
          Consumer Loans and Credit Cards                 111             114                82              101           121
          Leasing                                           1               0                 0                0             0
                                                      -------         -------           -------          -------      --------
                                                          135             116                88              101           140

                  Net Charge-offs:                       (424)           (524              (272)            (268)         (242)

              Provision  for Loan Losses                  675             900               600              380           525
                                                      =======         =======           =======          =======       =======
              Balance at End-of Period                 $3,100          $2,849            $2,473           $2,145        $2,033
                                                      =======         =======           =======          =======       =======

Percentage of net charge-offs during the period
                 to average loans outstanding            0.16            0.21              0.13             0.14          0.18

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
        (in thousands)

                                          1998               1997                1996             1995                 1994
                                   ------------------------------------------------------------------------------------------------
Domestic:                             % of Loans in       % of Loans in      % of Loans in      % of Loans in       % of Loans in
                                      each Category      each Category      each Category      each Category        each Category
                                     $ Amt. to Total    $ Amt.  to Total   $ Amt.  to Total    $ Amt.  to Total   $ Amt.  to Total
                                   ------------------------------------------------------------------------------------------------
 Real Estate Mortgages                $521   56.31%      $492     56.09%    $425    58.24%      $387    53.40%      $60    54.09%

 Installment Loans to Individuals      453   12.04%       402     15.32%     600    19.19%       422    22.24%      210    23.92%

 Commercial, Financial and             435   21.65%       361     21.78%     583    19.89%       446    24.36%      895    21.99%
         Agricultural

  Leasing                              140   10.00%        80      6.81%       0     2.68%         0     0.00%        0     0.00%

  Unallocated                        1,551     N/A      1,514       N/A      865      N/A        890      N/A       868      N/A
                                   ===============================================================================================
                  TOTALS            $3,100  100.00%    $2,849    100.00%  $2,473   100.00%    $2,145   100.00%   $2,033   100.00%
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

DEPOSITS
(in thousands)


    December 31,                     1998              1997            1996
                                    Amount            Amount          Amount
                                  ----------       ----------     -------------

Demand - Non Interest Bearing     $  36,612        $  32,893       $  30,812

Demand - Interest Bearing           125,822           82,339          82,184

Savings Deposits                     31,581           32,676          36,183

Time Deposits                       176,799          171,565         120,877
                                  =========        =========       ==========
         TOTAL DEPOSITS           $ 370,814        $ 319,473       $ 270,056
                                  =========        =========       ==========

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 1997 (in thousands):

Maturing in:
Three months or less.........................................  $ 3,292

Greater than three months and through six months.............    5,114

Greater than six months and through twelve months............    6,162

Greater than tweleve months..................................    7,756
                                                             ==========
                                    TOTAL                      $22,324
                                                             ==========

RETURN ON EQUITY AND ASSETS

    Information required by this section is presented on pages 22 and 23 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The headquarters of the Corporation and the Bank is located at 1 South Second Street, Clearfield, Pennsylvania. The Bank operates 14 full-service and 2 limited service offices. Of these 16 offices, 12 are owned and 4 are leased from independent owners. There are no incumberances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 1998.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS

         Information relating to the Corporation's common stock is on pages 21 and 36 of the Annual Shareholders' Report for the year ended December 31, 1998 and is herein incorporated by reference. There were 1,484 registered shareholders of record as of March 10, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this section is presented on pages 22 and 23 of the Annual Shareholders' Report for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this section is presented on pages 24-32 of the Annual Shareholders' Report for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this section is presented on pages 30 of the Annual Shareholders' Report for the year ended December 31, 1998 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements which appear in the Annual Shareholders' Report for the year ended December 31, 1998 are incorporated herein by reference to such annual report:

                                                                 Pages in
                                                               Annual Report
   Report of Independent Auditors                                   5
   Consolidated Statements of Condition                             6
   Consolidated Statements of Income                                7
   Consolidated Statements of Cash Flows                            8
   Consolidated Statements of Changes in Shareholders' Equity       9
   Notes to Consolidated Financial Statements                    10 - 20

   Quarterly financial data relating to the results of operations for the year ended December 31, 1998 and 1997, appears in the Annual Shareholders' Report for the year ended December 31, 1998 under the caption "Quarterly Summary of Earnings" at Page 21 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to Executive Officers is included in Part I and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 20, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this section is presented on pages 10 - 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this section is presented on pages 3 - 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this section is presented on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 and is incorporated herein by reference.


                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A.)1. FINANCIAL STATEMENTS FILED

         The Financial Statements listed below are incorporated herein by reference from the Annual Shareholders' Report for the year ended December 31, 1998.

                                                                                 Pages in
                                                                               Annual Report
                                                                               -------------
         CNB Financial Corporation and Subsidiary:
              Report of Independent Auditors                                          5
              Consolidated Statements of Condition                                    6
              Consolidated Statements of Income                                       7
              Consolidated Statements of Cash Flows                                   8
              Consolidated Statements of Changes in Shareholders' Equity              9
              Notes to Consolidated Financial Statements                           10 to 20
              Quarterly Summary of Earnings and Per Share Data                        21

         2. FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted since they are not applicable.

     (B.)REPORTS ON FORM 8-K

         Form 8-K dated October 13, 1998 was filed announcing a branch acquisition from First Western Bank, N.A. The branch acquired is in Punxsutawney, PA and consists of approximately $36 million in deposits and $11.5 million in loans. The branch was consolidated into County National Bank.

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CNB FINANCIAL CORPORATION
                                  (Registrant)


Date: March 25, 1999                   By: /s/ James P. Moore
     ---------------------------          -------------------------------------
                                          JAMES P. MOORE
                                          President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.


/s/ James P. Moore                                         President and Chief Executive Officer,
--------------------------------
JAMES P. MOORE                                             Director

/s/ William F. Falger                                      Executive Vice President, Principal Financial Officer,
--------------------------------
WILLIAM F. FALGER                                          Principal Accounting Officer

/s/ William A. Franson                                     Secretary
--------------------------------
WILLIAM A. FRANSON

/s/ Carl J. Peterson                                       Assistant Secretary, Director
--------------------------------
CARL J. PETERSON

/s/ Robert E. Brown                     Director           /s/ Jeffrey S. Powell
--------------------------------                           -----------------------------------
ROBERT E. BROWN                                            JEFFREY S. POWELL

/s/ Richard D. Gathagan                 Director           /s/ Edward B. Reighard
--------------------------------                           -----------------------------------
RICHARD D. GATHAGAN                                        EDWARD B. REIGHARD

/s/ James J. Leitzinger                 Director           /s/ Peter F. Smith
--------------------------------                           -----------------------------------
JAMES J. LEITZINGER                                        PETER F. SMITH

/s/ Dennis L. Merrey                    Director           /s/ L.E. Soult, Jr.
--------------------------------                           -----------------------------------
DENNIS L. MERREY                                           L.E. SOULT, JR.

/s/ William R. Owens                    Director           /s/ Robert G. Spencer
--------------------------------                           -----------------------------------
WILLIAM R. OWENS                                           ROBERT G. SPENCER

/s/ Robert C. Penoyer                   Director           /s/ Joseph L. Waroquier, Sr.
--------------------------------                           -----------------------------------
ROBERT C. PENOYER                                          JOSEPH L. WAROQUIER, SR.

EXHIBITS:


         The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:



          EXHIBIT
          NUMBER                    DESCRIPTION
          ------                    -----------

             3 (i)                 Articles of Association

             3 (ii)                By-Laws

            10                     Material Contracts

            10 (iii) A             Deferred Compensation Plan

            13                     Annual Report to Shareholders for 1998

            21                     Subsidiaries of the Registrant

            27                     Financial Data Schedule