Form 10-Q
period 1999-03-31
CNB FINANCIAL CORP/PA
filed 1999-05-12
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999  Commission File Number 0-13396

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

     Pennsylvania                             25-1450605
     ------------                             ----------
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

Yes    [X]    No
    --------     --------


     The number of shares outstanding of the issuer's common stock as of March 31, 1999:

               COMMON STOCK:  $1.00 PAR VALUE - 3,425,555 SHARES

                                    INDEX

                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------


 PAGE   3.  Notes to Consolidated Financial Statements


 PAGE   4.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


 PAGE  11.  Table 1 - Consolidated Balance Sheets - March 31, 1999


 PAGE  12.  Table 2 - Consolidated Statements of Income - Quarter ending March
            31, 1999


 PAGE  13.  Table 3 - Consolidated Statements of Cash Flows - Quarter ending
            March 31, 1999


 PAGE  14.  Table 4 - Consolidated Yield Comparisons



                                    PART II.
                               OTHER INFORMATION



 PAGE  15.  ITEM   4   Submission of Matters for Security Holders Vote

 PAGE  15.  ITEM   5   Other Information

 PAGE  15.  ITEM   6   Exhibits and Reports on Form 8-K

 PAGE  15.  Signatures

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

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three month periods ended March 31, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three month period ended March 31, 1999 is not necessarily indicative of the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1998.


COMPREHENSIVE INCOME

       Total comprehensive income for the periods ended March 31, 1999 and 1998 were $712,000 and $1,254,000.

SUBSEQUENT EVENTS

       The Corporation's subsidiary County National Bank has entered into a definitive agreement to purchase four branches from PNC Bank. Details of this transaction were included in the SEC Form-8K filed May 10, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments
-------------------------------------

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Corporation does not currently utilize derivative instruments. This statement is not expected to materially affect the financial position or operating results of the Corporation.

Accounting for Internal Use Computer Software
---------------------------------------------

       The Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective beginning January 1, 1999. The SOP provides guidance for the accounting of costs related to developing, obtaining, modifying and / or implementing internal use software. SOP 98-1 requires companies to capitalize costs incurred in designing, coding, installing and testing of software. All other costs are to be expensed as incurred. The implementation of the SOP will not materially affect the financial condition, equity or operating results of the Corporation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

       The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's subsidiary County National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of the west central Pennsylvania counties of Clearfield, Centre, Elk, Jefferson, and McKean. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC").

       The health of the economy in the region is mixed with unemployment rates running high in most of our market areas except Centre County and somewhat lower in Elk County. Actual ratings (as of February 1999) by county are as follows:
Cameron 9.6%; Centre 3.2%; Clearfield 9.7%; Elk 6.8% Jefferson 8.3%; and McKean 7.0%.

       On February 12, 1999, the Bank acquired a full service office in Punxsutawney, PA from an unaffiliated institution (referred to hereafter as the acquisition). The purchase included $10.7 million in loans, $35.5 million in deposits and certain fixed assets associated with the office. The facility will continue to operate as a full service branch of the Bank.

OVERVIEW OF BALANCE SHEET

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
4.9% since year end 1998 and 19.4% over March 31, 1998 to $458.1 million. The growth has occurred primarily through the acquisition previously mentioned. The following comments will further explain the details of asset growth.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents totaled $20,401,000 at March 31, 1999 compared to $23,101,000 on December 31, 1998. This decrease was primarily the result of the growth in the investment portfolio of which a portion was funded from these liquid assets.

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

INVESTMENT SECURITIES

       Investment securities increased $8,328,000 since December 31, 1998. Of the Corporation's total investment portfolio of $116,131,000 as of March 31, 1999, $108,451,000 (or 93.4%) is classified as available for sale with the balance of $7,680,000 classified as held to maturity.

       The increase is mainly from the Corporation's strategy to utilize favorable funding rates from the Federal Home Loan Bank of Pittsburgh to purchase investment securities. In the first quarter of 1999, this strategy was implemented with a $5 million borrowing utilized to take advantage of pricing differences in borrowings and trust preferred securities against the same pricing index.

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

LOANS

       The Corporation's internal loan volume was level through the first quarter of 1999. The loan growth that occurred was a result of the acquisition of $10.7 million that was purchased. Also, volumes were sufficient to replace loan paydowns and or payoffs. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses.

       At March 31, 1999, the Corporation had $299,132,000 in loans and leases outstanding up $36,974,000 (or 14.1%) since March 31, 1998. This growth pattern is the result of our increased penetration into the commercial lending opportunities within our market. Our focus on commercial lending has expanded over the past year with additional staff increases to handle more small business loans. This focus has resulted in an increase in commercial loans of 14.2% since March 31, 1998.


ALLOWANCE FOR LOAN AND LEASE LOSSES

       The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.14% at March 31, 1998 and increased from 1.07% at December 31, 1998 to 1.09% at March 31, 1999. The dollar amount of the reserve increased $168,000 since year end 1998. The increase is a result of the net reserve expensed during the quarter and an adjustment made to the loans that were acquired during the quarter. The gross charge-offs for the first quarter of 1999 were $143,000 while recoveries were $44,000. This level of charge-offs is an increase when compared to the first quarter of 1998 when charge-offs were $113,000 with recoveries of $30,000. However, net charge-offs remain consistent with prior periods.

       This trend is consistent with the financial services industry nationwide. It is the result of increased consumer credit problems often resulting in bankruptcies. Management of the Corporation has implemented increased loan collection activities which has resulted in lower levels of loan delinquency.

       Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,800,000 or 0.39% of total assets on March 31, 1999 compared to $783,000 or 0.20% on March 31, 1998.

       The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio as of March 31, 1999. Review the annual report, SEC form 10K, for the process and methodology supporting the loan loss provision.


FUNDING SOURCES

       The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $386,829,000 at March 31, 1999. Deposit growth of 4.3% since year end 1998 primarily resulted from the acquisition which offset a runoff of a large short-term deposit received in December of 1998.

       The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During the first three months of 1999, the Corporation borrowed $5 million as mentioned on page 4 in the investment securities section. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

       The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $44,199,000 at March 31, 1999 compared to $44,781,000 at December 31, 1998 a decrease of $582,000 (or 1.3%) and $42,841,000 at March 31, 1998, an increase of $1,358,000 (or 3.2%). In the first three months of 1999, the Corporation earned $989,000 and declared dividends of $685,000, a dividend payout ratio of 69.3% of net income. Also, the Corporation increased treasury stock by $615,000.

       Approximately 93% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first quarter of 1999 have increased, causing the Bank's bond portfolio to experience a decrease in its market value gains. Also, the financial services sector of the equity markets have leveled off in their growth giving the Corporation no appreciation in value, during the period, in equity holdings.

       The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 12.53% at March 31, 1999 is well above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 11.38% is above the regulatory minimum of 4%. The leverage ratio at March 31, 1999 was 8.04%, also above the minimum standard of 4%. The Corporation is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

       In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates which affect cash flows, income, expense and values of all financial instruments. Interest rate risk is monitored by management and the ALCO Committee of the Board. No material changes have occurred during the period in the Bank's market risk strategy, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 1998.


                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

       For the three months ended March 31, 1999, the Corporation earned $989,000 in net income, a decrease of 8.1% from $1,076,000 in net income in the same period last year. Net income in the first quarter has been affected by the acquisition through one time costs associated with the operation of the branch and its customers. In addition, the Bank is absorbing the amortization expense from the premium paid in the form of goodwill.

INTEREST INCOME AND EXPENSE

       Net interest income totaled $4,019,000 in the first quarter, an increase of 6.8% over the first quarter of 1998. The bank experienced an increase in earning assets in the past twelve months of 18.1% which came through strong loan growth during the third and fourth quarters of 1998. Along with the acquisition, this created a resulting increase in overall interest income. However, the net interest margin was hindered from a diminishing loan to deposit ratio as deposit growth exceeded loan growth for the period. Total interest income increased during the quarter by $693,000 or 9.9% while interest expense increased by $438,000 or 13.4% when compared to the first quarter of 1998. The growth of interest income was impaired by the write-off of premiums paid on collaterialized mortgage obligations in the investment portfolio. The rapid write-down of the premium has occurred due to the drop in interest rates since the time of purchase. The overall affect of the write-down is $254,000 or a decrease in yield on earning assets of .24%.

       The Corporation recorded a provision for loan and lease losses in the first quarter of $150,000 compared to $225,000 from the first quarter of 1998. During the first quarter of 1998, the Corporation made a one time provision of $75,000 in anticipation of losses that were inherent in the portfolio at that time.

NON-INTEREST INCOME

       Non-interest income increased $48,000 or 7.5% in the first quarter of 1999 when compared to the first quarter of 1998. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the first quarter, account service charges totaled $308,000 up $66,000 (or 27.3%) over last year's first quarter. These increases in fee income were the result of the growth in the number of customers and related deposit accounts over the past twelve months. Also, trust and asset management fees have increased 20.1% over the first quarter of 1998 to $185,000. This increase results from an increase in the market values of our customer accounts and overall growth of the assets held under management. The increases compared with the prior period are adversely affected by a decrease in security gains of $52,000.

NON-INTEREST EXPENSE

       Non-interest expense increased $621,000 or 22.9% during the first quarter when compared to the first quarter of 1998. This increased level of non-interest expense is partly attributable to the acquisition that occurred in February 1999. The associated costs incurred through the first three months of 1999 were $132,000. Also, the Bank has experienced increases in data processing of 28.1% or $53,000.

       On April 27, 1999 the Corporation signed a definitive merger agreement with the First National Bank of Spangler, headquartered in Spangler, PA. This will provide an increase of assets of $33,000,000 and deposits of $26,644,000, based on December 31, 1998. The merger will create higher non-interest costs in the future. The merger is expected to occur during the third quarter of 1999. The Corporation anticipates accounting for this transaction as a pooling of interest.

RETURN ON ASSETS

       For the quarter ended March 31, 1999, the Corporation's return on average assets ("ROA") totaled 0.89% down from the 1.14% recorded in the first quarter of 1998.

       Decreased ROA can be attributed to the increase in non-interest expenses. Management expects ROA to increase throughout the remaining three quarters of 1999 resulting from enhanced net interest income and operating efficiencies when compared to the first quarter of 1999.

RETURN ON EQUITY

       The Corporation's return on average shareholder's equity ("ROE") in the first quarter was 9.15% compared to 10.05% for the first quarter of 1998. The decrease again can be attributed primarily to increased non-interest expenses as discussed above.

       Management expects improvement in ROE during 1999 and anticipates further increases with earnings growth. The Corporation is currently well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

       Federal income taxes decreased to $230,000 in the first quarter of 1999 compared to $386,000 in the first quarter of 1998. The decrease in the first quarter primarily reflects lower pre-tax income in the period when compared to the same quarter of the prior year, as well as a $150,000 (or 38%) increase in tax free income.

YEAR 2000

       Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Issue" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). Potential impacts to the Corporation may arise from software, computer hardware, and other equipment both within the Corporation's direct control and outside of the Corporation's ownership, which the Corporation electronically interfaces with.

       The Corporation has developed and implemented a plan for this issue with the following major components: Assessment; Remediation; Testing; and Implementation. The Corporation uses third party vendors for its core processing, item processing and trust processing needs. The following table depicts the status for the Corporation during each phase and for its various exposure types:

Resolution

Phases                 Assessment           Remediation            Testing           Implementation
---------------------------------------------------------------------------------------------------
Information          100% Complete         95% Complete         95% Complete         90% Complete
Technology                                 Expected             Expected             Expected
(PC's, Servers,                            Completion by        Completion by        Completion by
etc.)                                      June 1, 1999         June 1, 1999         June 1, 1999
---------------------------------------------------------------------------------------------------
Operating            100% Complete         100% Complete        95% Complete         95% Complete
Equipment with                                                  Expected             Expected
Embedded chips                                                  Completion by        Completion by
or software                                                     June 1, 1999         June 1, 1999
---------------------------------------------------------------------------------------------------
Products             The Corporation does not sell or deliver software or hardware items to its customers.
---------------------------------------------------------------------------------------------------
Third Party
Vendors:

Core Processing      100% Complete         100% Complete        95% Complete         100% Complete
                                                                Expected
                                                                Completion by
                                                                May 1, 1999

Item Processing      100% Complete         100% Complete        100% Complete        100% Complete

Trust Processing     100% Complete         100% Complete        100% Complete        100% Complete

       Other important segments of the Plan for Year 2000 are to identify customers whose possible lack of Year 2000 preparedness might expose the Corporation to financial loss. Our major customers have been reviewed through discussions and questionnaires for their Year 2000 preparedness. This has become a factor in the risk weighting characteristics of our loan portfolio. The Corporation has been in the process of educating and evaluating all customers on the Year 2000 and their own readiness. During this process, a public relations / education plan has been developed for 1999 to inform customers and the general public about the Year 2000 and the Corporation's ability to handle the issue.

       The Corporation has budgeted total Year 2000 costs not to exceed $100,000. This estimated cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. Of the estimated costs of $100,000, $14,000 of capitalized costs and approximately $25,000 expensed costs have been spent to date. The remaining $61,000 is expected to be approximately $54,000 of capital costs and $7,000 of expenses. There can be no guarantee, however, that hardware, software, and systems created by third parties will be free of unfavorable Year 2000 issues and therefore not present a material impact upon the Corporation. The cost estimate may change as the Corporation progresses in its Year 2000 plan and further information associated with and concerning third parties is obtained. At this time, no significant projects have been delayed as a result of the Corporation's Year 2000 effort.

       As a precautionary measure, the Corporation has developed a Year 2000 contingency plan. This plan was created to provide for operating procedures in the event that a failure would occur even after the above five phases were performed positively. This document while currently complete will be continually updated as 1999 progresses and more information is provided by third parties as well as through in house testing.

       The federal banking agencies have been conducting Year 2000 compliance examinations for several months. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Corporation and the Bank are subject to supervision by the Office of the Comptroller of the Currency (OCC). Failure to adequately prepare for Year 2000 issues could negatively impact the Corporation's banking operations, including the imposition of restriction upon its operations by the OCC.

       Despite the Corporation's activities as detailed above, pertaining to the Year 2000, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Corporation's business, financial condition, results of operations, and business prospects. Forward looking statements about the Year 2000 should be read in conjunction with the Corporation's disclosures under the heading: "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995.

FUTURE OUTLOOK

       First quarter results showed reductions over the prior year's first quarter and were below management's expectations. Management continues to focus on asset growth from general growth via increased market share as well as external opportunities through acquisition. The goal of asset growth is general increase in shareholder value as well as favorable results in long-term profitability.

       Loan demand was moderate in the first quarter as per management's expectations. Loan growth is expected to continue at a moderate pace throughout the remainder of the year. The Corporation's loan to deposit ratio has declined at the end of the first quarter to 76.5% compared to 78.1% at year-end 1998 as funds from the acquisition have yet to be deployed into the market in consumer and small commercial loans. Management expects the loan to deposit ratio to increase during 1999.

       Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first quarter, total net charge-offs were $99,000 of which consumer net charge-offs totaled $92,000. The level of net charge-offs has stabilized. Management believes that the increased efforts of loan review and collections and our quality underwriting standards will give the Bank continued good charge-off experience when compared to peer institutions.

       Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 1999, the Corporation's efficiency ratio was 63.38% compared to 62.20% for the same period last year.

       The efficiency ratio has declined as the level of non-interest expense has increased over the quarter more rapidly than non-interest income has increased. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management will be placed on noninterest expenses during the remainder of 1999 as the Bank will undergo a profitability enhancement program.

       The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has tightened as the interest rate cycle we are in causes competitive pressures in the form of reduced lending rates. Overall net interest income continues to increase due to growth in interest earning assets. Management expects further growth in net interest income for the remainder of 1999.



       Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 1999.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS


CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)


                                                                          March 31,       Dec. 31        March 31,
ASSETS                                                                      1999           1998            1998
                                                                         ----------      ---------      -----------
Cash and Due from Banks.............................................      $  9,972       $ 10,370       $  9,543
Interest bearing deposits with other banks..........................           259            256            265
Federal Funds Sold..................................................        10,170         12,475          3,500
Investment Securities Available for sale............................       108,451        100,121         81,319
Investment Securities Held to Maturity, fair value of $7,823 at  March 31, 1999, $7,867 at December 31, 1998 and
$11,972 at March 31, 1998 ..........................................         7,680          7,682         11,792
Loans and Leases....................................................       304,018        292,959        265,941
  Less:  Unearned Discount..........................................         4,886          4,570          3,783
  Less: Allowance for Loan Losses...................................         3,268          3,100          2,991
                                                                         ---------       --------       --------
  NET LOANS.........................................................       295,864        285,289        259,167
Premises and Equipment..............................................        10,158         10,257          9,514
Accrued Interest Receivable.........................................         2,625          2,454          2,289
Loans held for sale.................................................         3,879          4,299          2,287
Intangible, net.....................................................         7,244          2,522          2,758
Other Assets........................................................         1,802          1,127          1,303
                                                                         ---------       --------       --------
  TOTAL ASSETS......................................................      $458,104       $436,852       $383,737

LIABILITIES
Deposits:
  Non-interest bearing deposits.....................................      $ 39,632       $ 36,612       $ 32,156
  Interest bearing deposits.........................................       347,197        334,202        287,709
                                                                         ---------       --------       --------
  TOTAL DEPOSITS....................................................       386,829        370,814        319,865
  Other Borrowings..................................................        21,734         16,378         16,832
  Accrued Interest and Other Liabilities............................         5,342          4,879          4,199
                                                                         ---------       --------       --------
  TOTAL LIABILITIES.................................................      $413,905       $392,071       $340,896


SHAREHOLDERS' EQUITY
  Common Stock $1.00 Par Value for 1998 and $4.00 for 1997
  Authorized 10,000,000 Shares for 1998 and 2,500,000 for 1997
  Issued 3,456,000 Shares for 1998 and 1,728,000 for 1997...........      $  3,456       $  3,456       $  3,456
  Additional paid in Capital........................................         3,462          3,456          3,456
  Retained Earnings.................................................        36,816         36,512         34,701
  Treasury Stock, At Cost ..........................................          (727)          (112)          (100)
   (30,445 Shares for 1999, 11,106 for December 1998, and 10,332
   shares for March 31, 1998)
  Accumulated other comprehensive income............................         1,192          1,469          1,328
                                                                         ---------       --------       --------
  TOTAL SHAREHOLDERS' EQUITY........................................        44,199         44,781         42,841
                                                                         ---------       --------       --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..........................      $458,104       $436,852       $383,737


                                    TABLE 2
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: March 31, 1999 Consolidated Statements
of Income (Unaudited) (Dollars in thousands, except per share data)                    THREE MONTHS ENDED MARCH 31

INTEREST INCOME                                                                       1999                        1998
                                                                                 --------------              --------------
Loans including Fees...................................................                  $6,186                      $5,745
Deposits with Other Banks..............................................                       3                           3
Federal Funds Sold.....................................................                     121                          96
Investment Securities:
   Taxable.............................................................                     876                         796
   Tax-Exempt..........................................................                     473                         332
   Dividends...........................................................                      56                          50
                                                                                 --------------              --------------
   TOTAL INTEREST INCOME                                                                 $7,715                      $7,022

INTEREST EXPENSE
Deposits...............................................................                  $3,425                      $3,079
Borrowed Funds.........................................................                     271                         179
                                                                                 --------------              --------------
   TOTAL INTEREST EXPENSE                                                                $3,696                      $3,258
   Net Interest Income.................................................                  $4,019                      $3,764
   Provision for possible loan losses..................................                     150                         225
                                                                                 --------------              --------------
NET INTEREST INCOME AFTER PROVISION....................................                  $3,869                      $3,539

OTHER INCOME
Trust & Asset Management Fees..........................................                  $  185                      $  154
Service charges on deposit accounts....................................                     308                         242
Other service charges and fees.........................................                      85                         105
Securities gains.......................................................                       0                          52
Gains on Sale of Loans.................................................                      26                           4
Other income...........................................................                      81                          80
                                                                                 --------------              --------------
   TOTAL OTHER INCOME..................................................                  $  685                      $  637

OTHER EXPENSES
Salaries...............................................................                  $1,323                      $1,191
Employee benefits......................................................                     447                         364
Net occupancy expense..................................................                     450                         431
Amortization...........................................................                     171                          79
Other..................................................................                     944                         649
                                                                                 --------------              --------------
   TOTAL OTHER EXPENSES................................................                  $3,335                      $2,714


Income Before Income Taxes.............................................                  $1,219                      $1,462
Applicable Income Taxes................................................                     230                         386
                                                                                 --------------              --------------
   NET INCOME..........................................................                  $  989                      $1,076
                                                                                 ==============              ==============

Per Share Data *
-----------------------
Net Income.............................................................                    0.29                        0.31
Cash Dividends Per Share...............................................                    0.20                        0.18

* Per Share Data are restated to reflect the 2 for 1 stock split effective on April 30, 1998.

                                    TABLE 3
                      CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
                                                                          Three months ended March 31,
Cash flows from operating activities:                                     1999                    1998
                                                                   -----------------      ------------------
Net Income                                                                  $    989                $  1,076
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses..............................                      150                     225
    Depreciation and amortization..........................                      389                     272
    Amortization and accretion and deferred loan fees......                      172                      56
    Deferred Taxes.........................................                     (166)                    168
    Security ( Gains) Losses...............................                        0                     (52)
    Gain on sale of loans..................................                      (26)                     (4)
   Net losses on dispositions of acquired property.........                       30                       0
Changes in:
   Proceeds from sale of loans.............................                    6,471                   1,910
   Origination of loans for sale...........................                   (6,025)
    Interest receivable....................................                     (207)                    (90)
    Other assets and intangibles...........................                   (5,686)                 (3,075)
    Interest payable.......................................                      256                       5
    Other liabilities......................................                      516                     652
                                                                   -----------------      ------------------
Net cash provided by operating activities..................                   (3,137)                  1,143
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity..........................                        0                   2,180
      Securities available for sale........................                    6,708                   8,583
  Proceeds from sales of securities available for sale                           154                     155

  Purchase of:
      Securities available for sale........................                  (15,895)                (26,278)
  Net principal disbursed on loans.........................                  (10,612)                  1,802
  (Purchase) of Federal Home Loan Bank Stock...............                        0                    (460)
  Purchase of premises and equipment.......................                     (119)                   (912)
  Proceeds from the sale of foreclosed assets..............                      124                     126
                                                                   -----------------      ------------------
Net cash used in investing activities......................                  (19,640)                (14,804)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts..........                  (14,058)                    171
      Certificates of deposit..............................                   30,073                     221
     Acquisition of treasury stock.........................                     (615)                      0
      Sale of treasury stock...............................                        6                       0
      Cash dividends paid..................................                     (685)                   (620)
  Net advances (repayments) from other borrowings..........                    5,356                   8,761
                                                                   -----------------      ------------------
Net cash provided by financing activities..................                   20,077                   8,533

Net increase (decrease)  in cash and cash equivalents......                   (2,700)                 (5,128)

Cash and cash equivalents at beginning of year.............                   23,101                  18,436
                                                                   -----------------      ------------------
Cash and cash equivalents at end of period.................                 $ 20,401                $ 13,308
                                                                   =================      ==================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to
      certificate accounts)................................                 $  3,952                $  3,263
     Income Taxes..........................................                 $    125                $    235
Noncash Investing Activities:
      Inc.(Dec.) in net unrealized gain on securities
       available for sale..................................                    ($277)               $    178

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net
Interest Margin
(Dollars in thousands)
                                                                  March 31, 1999                           March 31, 1998
                                                           Average   Annual   Interest              Average    Annual   Interest
                                                           Balance   Rate     Inc./Exp.             Balance    Rate     Inc./Exp.
Assets
Interest-bearing deposits with banks                       $    267   4.49%    $    3               $    250   4.80%    $    3
Federal funds sold and securities
     purchased under agreements to                           10,124   4.78%       121                  7,151   5.37%        96
      resell
Investment Securities:
    Taxable                                                  67,215   5.21%       876                 51,772   6.07%       786
    Tax-Exempt  (1)                                          37,648   7.04%       663                 25,296   7.72%       488
    Equity Investments (1)                                    5,521   4.78%        66                  4,730   5.07%        60
------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                         120,775   5.73%     1,729                 89,199   6.43%     1,433
Loans
    Commercial  (1)                                          61,945   8.11%     1,256                 54,232   8.49%     1,151
    Mortgage    (1)                                         170,046   8.54%     3,630                153,693   8.78%     3,374
    Installment                                              38,015   8.91%       847                 40,143   9.62%       965
    Leasing                                                  26,437   7.60%       502                 16,320   7.60%       310
------------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                          296,443   8.41%     6,235                264,388   8.77%     5,800
Total earning assets                                        417,218   7.64%     7,964                353,587   8.18%     7,233
Non Interest Bearing Assets
   Cash & Due From Banks                                     10,008                 0                  9,308                 0
    Premises & Equipment                                     10,225                 0                  9,263                 0
    Other Assets                                             10,812                 0                  8,221                 0
    Allowance for Possible Loan Losses                       (3,153                 0                 (2,915)                0
------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                         27,892     --          0                 23,877     --          0
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                               $445,110            $7,964               $377,464            $7,233
                                                           ===================================================================
Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                              $112,099   2.82%    $  790               $ 81,548   2.75%    $  560
    Savings                                                  59,030   3.20%       472                 55,814   3.33%       464
    Time                                                    166,209   5.21%     2,163                149,891   5.48%     2,055
------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                           337,338   4.06%     3,425                287,253   4.29%     3,079
Short-term borrowings                                         1,453   4.96%        18                    727   6.05%        11
Long-term borrowings                                         19,906   5.08%       253                 12,240   5.49%       168
------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                        358,697   4.12%     3,696                300,220   4.34%     3,258
Demand - non-interest-bearing                                35,974                 0                 30,613                 0
Other liabilities                                             6,106                 0                  3,824                 0
------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                         400,777             3,696                334,657             3,258
Shareholders' equity                                         44,333     --          0                 42,807     --          0
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                 $445,110            $3,696               $377,464            $3,258
                                                          ====================================================================


Interest income/earning assets                                        7.64%     7,964                          8.18%     7,233
Interest expense/interest bearing
 liabilities                                                          4.12%     3,696                          4.34%     3,258
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                   3.51%    $4,268                          3.84%    $3,975
                                                          ====================================================================


Interest Income/Interest Earning Assets                               7.64%    $7,964                          8.18%    $7,233
Interest expense/Interest Earning
 Assets                                                               3.54%     3,696                          3.69%     3,258
------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                   4.09%    $4,268                          4.50%    $3,975
                                                          ====================================================================

(1) The amounts are reflected on a fully tax equity basis using the federal statutory rate of 34% in 1999 and 1998, adjusted for certain tax preferences
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

                           PART II  OTHER INFORMATION



          ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                  None

          ITEM 5. OTHER INFORMATION

                  None

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports for the period ended March 31, 1999.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:     May 7, 1999              /s/  James P. Moore
          -----------              ------------------
                                   James P. Moore
                                   President and Director
                                   (Principal Executive Officer)



DATE:     May 7, 1999             /s/  Joseph B. Bower, Jr.
          -----------             -------------------------
                                  Joseph B. Bower, Jr.
                                  Treasurer
                                  (Principal Financial Officer)
                                  (Principal Accounting Officer)