Form 10-Q
period 1999-06-30
CNB FINANCIAL CORP/PA
filed 1999-08-16
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              F O R M    1 0 - Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999      Commission File Number 0-13396

                                      or

           [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____________________


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

Yes     X    No ____
       ---

     The number of shares outstanding of the issuer's common stock as of June 30, 1999:

               COMMON STOCK:  $1.00 PAR VALUE - 3,425,896 SHARES

                                     INDEX


                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------

 PAGE   3.  Notes to Consolidated Financial Statements


 PAGE   4.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


 PAGE  12.  Table 1 - Consolidated Balance Sheets - June 30, 1999


 PAGE  13.  Table 2Q - Consolidated Statements of Income - Quarter ending June
            30, 1999

 PAGE  14.  Table 2Y - Consolidated Statements of Income For Six month period ending June 30, 1999


 PAGE  15.  Table 3 - Consolidated Statements of Cash Flows - Six month period ending June 30, 1999


 PAGE  16.  Table 4 - Consolidated Yield Comparisons



                                   PART II.
                               OTHER INFORMATION


 PAGE  17.  ITEM 4 Submission of Matters for Security Holders Vote

 PAGE  17.  ITEM 5 Other Information

 PAGE  17.  ITEM 6 Exhibits and Reports on Form 8-K

 PAGE  17.  Signatures

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

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and six month periods ended June 30, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the six month period ended June 30, 1999 is not necessarily indicative of the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1998.


COMPREHENSIVE INCOME

       Total other comprehensive income for the periods ended June 30, 1999 and 1998 were $725,000 and $2,702,000.


RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments
-------------------------------------

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for fiscal years beginning after June 15, 2000 with earlier adoption permitted. The Corporation does not currently utilize derivative instruments. This statement is not expected to materially affect the financial position or operating results of the Corporation.

Accounting for Internal Use Computer Software
---------------------------------------------

       The Corporation adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective beginning January 1, 1999. SOP 98-1 requires the Corporation to capitalize costs incurred in designing, coding, installing and testing of software. All other costs are expensed as incurred. The implementation of the SOP has not had a material affect on the financial condition, equity or operating results of the Corporation.

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

       The health of the economy in the region is mixed with unemployment rates running high in most of our market areas except Centre County and somewhat lower in Elk County. Actual ratings (as of February 1999) by county are as follows:
Cameron 9.6%; Centre 3.2%; Clearfield 9.7%; Elk 6.8% Jefferson 8.3%; and McKean 7.0%. The market area consistently runs higher than the average for all of Pennsylvania.

       On February 12, 1999, the Bank acquired a full service office in Punxsutawney, PA from an unaffiliated institution (referred to hereafter as the "acquisition"). The purchase included $10.7 million in loans, $35.5 million in deposits and certain fixed assets associated with the office. The facility continues to operate as a full service branch of the Bank.

OVERVIEW OF BALANCE SHEET

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
0.8% since year end 1998 and 12.8% over June 30, 1998 to $440.2 million. Growth for the periods has occurred generally through the acquisition previously mentioned. The following comments will further explain the details of asset growth.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents totaled $9,409,000 at June 30, 1999 compared to $23,101,000 on December 31, 1998. This decrease was caused equally through funding of the investment and loan portfolios as well as covering the shortfall caused by a decline in the deposit base.

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

INVESTMENT SECURITIES

       Investment securities increased $272,000 since December 31, 1998. Of the Corporation's total investment portfolio of $108,075,000 as of June 30, 1999, $101,177,000 (or 93.6%) is classified as available for sale with the balance of $6,898,000 classified as held to maturity.

       The increase is mainly from the Corporation's strategy to utilize favorable funding rates from the Federal Home Loan Bank of Pittsburgh to purchase investment securities. In the first quarter of 1999, this strategy was implemented with a $5 million borrowing utilized to take advantage of pricing differences in borrowings and trust preferred securities against the same pricing index. This increase was offset by a decrease in the fair market value of the portfolio caused by a general rise in market interest rates. Also contributing to the decrease was a sale of $2 million of securities which was used to extinquish short term debt.

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

LOANS

       The Corporation's internal loan volume was moderate through the six months of 1999. The majority of the loan growth that occurred was a result of the acquisition of $10.7 million in loans. Also, volumes were sufficient to replace loan paydowns and or payoffs. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses for operations as well as mortgages.

       At June 30, 1999, the Corporation had $302,660,000 in loans and leases outstanding up $39,444,000 (or 15.0%) since June 30, 1998. The additional growth above the acquisition is the result of our increased penetration into the commercial lending opportunities within our market. Our focus on commercial lending has expanded over the past year with additional staff increases to handle the growth of small business loans. This focus has resulted in an increase in commercial loans of 19.2% or $17.8 million since June 30, 1998.


ALLOWANCE FOR LOAN AND LEASE LOSSES

       The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.16% at June 30, 1998 and increased from 1.07% at December 31, 1998 to 1.08% at June 30, 1999. The dollar amount of the reserve increased $227,000 since year end 1998. The increase is a result of the net reserve expensed during the six months and an adjustment made to the loans that were acquired during the first quarter. The gross charge-offs for the six months of 1999 were $330,000 while recoveries were $80,000. This level of charge-offs is comparable to the six months of 1998 when charge-offs were $338,000 with recoveries of $62,000. Net charge-offs remain consistent with prior periods.

       The financial services industry is aware of a general trend towards higher charge offs. It is mainly the result of increased consumer credit problems often resulting in bankruptcies. Management of the Corporation has implemented a proactive loan collection program which has resulted in sustained low levels of loan delinquency.

       Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,724,000 or 0.39% of total assets on June 30, 1999 compared to $1,870,000 or 0.42% on December 31, 1998 and $939,000
or 0.24% on June 30, 1998.

       The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio as of June 30, 1999. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.


FUNDING SOURCES

       The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $366,938,000, or 94.1% of all sources of funds, at June 30, 1999. Deposit runoff of 1.0% since year end 1998 primarily resulted from a runoff of a large short-term deposit received in December of 1998.

       The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During the first six months of 1999, the Corporation borrowed $5 million as mentioned on page 4 in the investment securities section. Management plans to maintain access to short and long-term FHLB borrowings as appropriate funding sources for the various needs of the Corporation.


SHAREHOLDERS' EQUITY

       A strong stockholders' equity position provides the Corporation with the capability to meet cash obligations and absorb unforeseen losses, if any. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

       Total Shareholders' Equity was $43,536,000 at June 30, 1999 compared to $44,781,000 at December 31, 1998 a decrease of $1,245,000 (or 2.8%) and
$43,527,000 at June 30, 1998, an increase of $9,000 (or 0.02%).  In the first six months of 1999, the Corporation earned $2,145,000 and declared dividends of $1,370,000, a dividend payout ratio of 63.9% of net income. Also, the Corporation increased treasury stock by $612,000.

       Approximately 94% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the six months of 1999 have increased, causing the Bank's bond portfolio to experience a decrease in its market value gains. Also, the financial services sector of the equity markets have leveled off in their growth giving the Corporation no or little appreciation in value, during the period, in it's equity holdings. This has caused an overall decline in stockholders' equity of $1,420,000 since December 31, 1998.

       The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 12.59% at June 30, 1999 is well above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 11.46% is above the regulatory minimum of 4%. The leverage ratio at June 30, 1999 was 8.06%, also above the minimum standard of 4%. The Corporation is deemed to be well capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 15 of the accompanying financial statements provide analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

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

                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

       The Corporation earned $1,156,000 and $2,145,000 for the second quarter and first six months of 1999, respectively, which shows decreases of 10.8% and 9.6% from $1,296,000 and $2,372,000 for the same periods last year. Net income has been affected by the acquisition through one time costs associated with the operation of the branch and its customers. In addition, the Bank is absorbing the amortization expense from the premium paid in the form of goodwill. The following discussions provide more details regarding the components of net income.

INTEREST INCOME AND EXPENSE

       Net interest income totaled $4,181,000 in the second quarter, an increase of 6.5% over the second quarter of 1998 and totaled $8,200,000 for the six months of 1999, an increase of 6.6% over the prior year. The bank experienced an increase in earning assets in the past twelve months of 12.9% which came primarily through strong loan growth. Along with the acquisition, this created a resulting increase in overall interest income. However, the net interest margin was hindered from a diminishing loan to deposit ratio as deposit growth exceeded loan growth for the period. Total interest income increased during the quarter by $586,000 or 8.1% while interest expense increased by $328,000 or 9.9% when compared to the second quarter of 1998. The growth of interest income was impaired by the write-off of premiums paid on collaterialized mortgage obligations in the investment portfolio. The rapid write-down of the premium has occurred due to the drop in interest rates since the time of purchase. Interest Income should not be affected by this during the remainder of 1999 as these bonds were sold for liquidity purposes during June and July of 1999.

       The Corporation recorded a provision for loan and lease losses in the second quarter of $150,000 matching the second quarter of 1998 and $300,000 for the six months of 1999 compared to $375,000 in 1998.

NON-INTEREST INCOME

       Non-interest income increased $157,000 (21.9%) and $205,000 (15.2%) in the second quarter and six months of 1999, respectively, when compared to the same periods in 1998. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the six months, account service charges totaled $683,000 up $153,000 (or 28.9%) over last year. These increases in fee income were the result of the growth in the number of customers and related deposit accounts over the past twelve months. Also, the recognition of income from our mortgage servicing portfolio shows an increase of $157,000. The increases compared with the prior period are adversely affected by a decrease in security gains of $101,000.

NON-INTEREST EXPENSE

       Non-interest expense increased $706,000 or 26.2% during the second quarter of 1999 and $1,327,000 or 24.5% in the six months of 1999 when compared to the same periods in 1998. This increased level of non-interest expense is partly attributable to the acquisition that occurred in February 1999. The associated costs incurred through the first six months of 1999 were $332,000. Also, the Bank has experienced increases in data processing of 28.1% or $53,000. These costs are for upgrades to the Bank's overall technology plan intended to provide more efficiencies in the future.

       On April 27, 1999 the Corporation signed a definitive merger agreement with the First National Bank of Spangler, headquartered in Spangler, PA. This will provide an increase of assets of $33,000,000 and deposits of $26,644,000, based on December 31, 1998. The merger will create higher non-interest costs in the future. The merger will occur during the third quarter of 1999. The Corporation anticipates accounting for this transaction as a pooling of interest.

       The Bank has entered into an agreement to purchase four offices from an unaffiliated bank. The purchase will include approximately $114 million in deposits, $28 million in loans and certain fixed assets associated with the offices. The offices are located in Bradford, Kane, Ridgway and Johnsonburg, all located in north central Pennsylvania. Again, non-interest expenses will rise as a result of this transaction due to normal operations of the branches as well as amortization of the deposit premium.

RETURN ON ASSETS

       For the quarter ended June 30, 1999, the Corporation's return on average assets ("ROA") totaled 1.03% down from the 1.36% recorded in the second quarter of 1998. For the six months ended June 30, 1999, ROA was 0.96% compared to 1.24% in 1998

       Decreased ROA can be attributed to the increase in non-interest expenses. Management expects ROA to increase through the third quarter of 1999 resulting from enhanced net interest income, security gains, and operating efficiencies when compared to the first two quarters of 1999. The fourth quarter ROA is expected to be lower as a result of acquisition costs that will be incurred as previously mentioned.

RETURN ON EQUITY

       The Corporation's return on average shareholder's equity ("ROE") in the first six months was 9.96% compared to 10.99% for 1998. The decrease again can be attributed primarily to increased non-interest expenses as discussed above which caused a decline in earnings.

       Management expects improvement in ROE during 1999 and anticipates further increases with earnings growth and growth in earning assets during the third quarter of 1999. The Corporation is currently well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

       Federal income tax expense was $343,000 in the second quarter of 1999 compared to $496,000 in the second quarter of 1998. For the six month period comparisons, the federal tax expense was $573,000 in 1999 and $882,000 in 1998. The decrease primarily reflects lower pre-tax income in the period when compared to the same period of the prior year, as well as a $323,000 (or 35%) increase in tax free income comparing 1999 with 1998.

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

  Resolution
    Phases             Assessment           Remediation            Testing           Implementation
---------------------------------------------------------------------------------------------------
Information          100% Complete        100% Complete        100% Complete        100% Complete
Technology
(PC's,
 Servers,
etc.)
---------------------------------------------------------------------------------------------------
Operating            100% Complete        100% Complete        100% Complete        100% Complete
Equipment with
Embedded chips
or software
-----------------------------------------------------------------------------------------------------------
Products             The Corporation does not sell or deliver software or hardware items to its customers.
-----------------------------------------------------------------------------------------------------------
Third Party
Vendors:

Core Processing      100% Complete        100% Complete        100% Complete        100% Complete

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

     The Corporation has budgeted total Year 2000 costs not to exceed $100,000. This estimated cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. Of the estimated costs of $100,000, $68,000 of capitalized costs and approximately $26,000 expensed costs have been spent to date. The remaining $6,000 is expected to be used for personnel costs associated with training issues. There can be no guarantee, however, that hardware, software, and systems created by third parties will be free of unfavorable Year 2000 issues and therefore not present a material impact upon the Corporation. The cost estimate may change as the Corporation progresses in its Year 2000 plan and further information associated with and concerning third parties is obtained. At this time, no significant projects have been delayed as a result of the Corporation's Year 2000 effort.

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

FUTURE OUTLOOK

     June 30, 1999 results of net income showed a decrease over the prior year's six months and were below management's expectations. Management continues to focus on asset growth from general growth via increased market share as well as external opportunities through acquisition as previously mentioned on pages 7 and 8. The goal of asset growth is general increase in shareholder value as well as favorable results in long-term profitability.

     Loan demand was moderate during the quarter as per management's expectations. Loan growth is expected to continue at a moderate pace throughout the remainder of the year. The Corporation's loan to deposit ratio has increased at the end of the second quarter to 81.6% compared to 78.1% at year-end 1998 as the large deposit made in December of 1998 left the Bank.
Management expects the loan to deposit ratio to decrease during the third and fourth quarter as the acquisition of the branch offices being acquired from a nonaffiliated institution brings only a 25% loan to deposit ratio.

     Consumer loan charge-offs in the second quarter continued to comprise the majority of the Corporation's recent charge-offs. In the second quarter, total net charge-offs were $151,000 of which consumer net charge-offs totaled $151,000. The level of net charge-offs has been stable over the past twelve months. Management believes that the increased efforts of loan review and collections and our quality underwriting standards will give the Bank continued good charge-off experience when compared to peer institutions.

     Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the three months ended June 30, 1999, the Corporation's efficiency ratio was 60.40% compared to 58.41% for the same period last year.

     The efficiency ratio has increased as the level of non-interest expense has increased during 1999 more rapidly than non-interest income has increased. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management will be placed on noninterest expenses during the remainder of 1999 as the Bank will undergo a profitability enhancement program with expectations that swings will begin during the third quarter.

     The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has tightened as the interest rate cycle we are in causes competitive pressures in the form of reduced lending rates coupled with higher cost of funds in the financial services industry. Overall net interest income continues to increase due to growth in interest earning assets. Management expects further growth in net interest income for the remainder of 1999.



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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

                                                                         June 30,     Dec. 31      June 30,
ASSETS                                                                     1999         1998         1998
                                                                         --------     --------     --------
Cash and Due from Banks................................................  $  9,313     $ 10,370     $ 10,557
Interest bearing deposits with other banks.............................       190          256          265
Federal Funds Sold.....................................................         0       12,475        5,200
Investment Securities Available for sale...............................   101,177      100,121       88,600
Investment Securities Held to Maturity, fair value of $6,984 at  June 30, 1999, $7,867 at December 31, 1998 and
$9,105 at June 30, 1998................................................     6,898        7,682        8,941
Loans and Leases.......................................................   307,535      292,959      267,142
  Less:  Unearned Discount.............................................     4,875        4,570        3,926
  Less:  Allowance for Loan Losses.....................................     3,268        3,100        3,041
                                                                         --------     --------     --------
  NET LOANS............................................................   299,392      285,289      260,175
Premises and Equipment.................................................    10,037       10,257        9,661
Accrued Interest Receivable............................................     2,507        2,454        2,165
Loans held for sale....................................................     1,737        4,299          924
Intangible, net........................................................     7,043        2,522        2,679
Other Assets...........................................................     1,911        1,127        1,103
                                                                         --------     --------     --------
  TOTAL ASSETS.........................................................  $440,205     $436,852     $390,270

LIABILITIES
Deposits:
  Non-interest bearing deposits........................................  $ 36,926     $ 36,612     $ 34,080
  Interest bearing deposits............................................   330,012      334,202      290,537
                                                                         --------     --------     --------

  TOTAL DEPOSITS.......................................................   366,938      370,814      324,617
Other Borrowings.......................................................    22,804       16,378       18,033
Accrued Interest and Other Liabilities.................................     6,927        4,879        4,093
                                                                         --------     --------     --------
  TOTAL LIABILITIES....................................................  $396,669     $392,071     $346,743


SHAREHOLDERS' EQUITY
  Common Stock $1.00 Par Value
  Authorized 10,000,000 Shares
  Issued 3,456,000 Shares..............................................  $  3,456     $  3,456     $  3,456
  Additional paid in Capital...........................................     3,468        3,456        3,456
  Retained Earnings....................................................    37,287       36,512       35,378
  Treasury Stock, At Cost..............................................      (724)        (112)        (100)
  (30,104 Shares for 1999, 11,106 for December 1998, and 10,332
    shares for June 30, 1998)
  Accumulated other comprehensive income...............................        49        1,469        1,337
                                                                         --------     --------     --------
  TOTAL SHAREHOLDERS' EQUITY...........................................    43,536       44,781       43,527
                                                                         --------     --------     --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.............................  $440,205     $436,852     $390,270

                                   TABLE 2-Q
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: June 30, 1999
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                                         THREE MONTHS ENDED JUNE 30...

INTEREST INCOME                                                                         1999                  1998
                                                                                      ---------             ---------
Loans including Fees...........................................................       $   6,351             $   5,781
Deposits with Other Banks......................................................               6                     1
Federal Funds Sold.............................................................              19                    44
Investment Securities:
   Taxable.....................................................................             914                 1,014
   Tax-Exempt..................................................................             474                   338
   Dividends...................................................................              54                    54
                                                                                      ---------             ---------
   TOTAL INTEREST INCOME.......................................................       $   7,818             $   7,232

INTEREST EXPENSE
Deposits.......................................................................       $   3,373             $   3,063
Borrowed Funds.................................................................             264                   244
                                                                                      ---------             ---------
   TOTAL INTEREST EXPENSE......................................................       $   3,637             $   3,307
   Net Interest Income.........................................................       $   4,181             $   3,925
   Provision for possible loan losses..........................................             150                   150
                                                                                      ---------             ---------
NET INTEREST INCOME AFTER PROVISION............................................       $   4,031             $   3,775

OTHER INCOME
Trust & Asset Management Fees..................................................       $     198             $     194
Service charges on deposit accounts............................................             375                   288
Other service charges and fees.................................................              94                   100
Securities gains...............................................................              29                    78
Gains on Sale of Loans.........................................................              26                    17
Other income...................................................................             151                    39
                                                                                      ---------             ---------
   TOTAL OTHER INCOME..........................................................       $     873             $     716

OTHER EXPENSES
Salaries.......................................................................       $   1,320             $   1,217
Employee benefits..............................................................             499                   381
Net occupancy expense..........................................................             438                   415
Amortization of Intangible.....................................................             216                    79
Other..........................................................................             932                   607
                                                                                      ---------             ---------
   TOTAL OTHER EXPENSES........................................................       $   3,405             $   2,699


Income Before Income Taxes.....................................................       $   1,499             $   1,792
Applicable Income Taxes........................................................             343                   496
                                                                                      ---------             ---------

   NET INCOME..................................................................       $   1,156             $   1,296
                                                                                      =========             =========

Per Share Data
--------------
Net Income.....................................................................            0.34                  0.38
Cash Dividends Per Share.......................................................            0.20                  0.18

                                   TABLE 2-Y
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION: June 30, 1999
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                                            SIX MONTHS ENDED JUNE 30

INTEREST AND DIVIDEND INCOME                                                           1999                    1998
                                                                                 ----------------        -----------------
Loans including Fees............................................................          $12,537                  $11,526
Deposits with Other Banks.......................................................                9                        4
Federal Funds Sold..............................................................              140                      140
Investment Securities:
   Taxable......................................................................            1,790                    1,810
   Tax-Exempt...................................................................              947                      670
   Dividends....................................................................              110                      104
                                                                                 ----------------        -----------------
   TOTAL INTEREST AND DIVIDEND INCOME...........................................          $15,533                  $14,254
                                                                                 ----------------        -----------------

INTEREST EXPENSE
Deposits........................................................................          $ 6,798                  $ 6,142
Borrowed Funds..................................................................              535                      423
                                                                                 ----------------        -----------------
   TOTAL INTEREST EXPENSE.......................................................          $ 7,333                  $ 6,565
   Net Interest Income..........................................................          $ 8,200                  $ 7,689
   Provision for possible loan losses...........................................              300                      375
                                                                                 ----------------        -----------------
NET INTEREST INCOME AFTER PROVISION.............................................          $ 7,900                  $ 7,314
                                                                                 ----------------        -----------------

OTHER INCOME
Trust & Asset Management Fees...................................................          $   383                  $   348
Service charges on deposit accounts.............................................              683                      530
Other service charges and fees..................................................              179                      205
Realized Securities gains (losses)..............................................               29                      130
Gains on Sale of Loans..........................................................               52                       21
Other...........................................................................              232                      119
                                                                                 ----------------        -----------------
   TOTAL OTHER INCOME...........................................................          $ 1,558                  $ 1,353
                                                                                 ----------------        -----------------
OTHER EXPENSES
Salaries........................................................................          $ 2,643                  $ 2,408
Employee benefits...............................................................              946                      745
Net occupancy expense of premises...............................................              888                      846
Amortization of Intangible......................................................              387                      158
Other...........................................................................            1,876                    1,256
                                                                                 ----------------        -----------------
   TOTAL OTHER EXPENSES.........................................................          $ 6,740                  $ 5,413
                                                                                 ----------------        -----------------

Income Before Income Taxes......................................................          $ 2,718                  $ 3,254
Applicable Income Taxes.........................................................              573                      882
                                                                                 ----------------        -----------------
   NET INCOME...................................................................          $ 2,145                  $ 2,372
                                                                                 ================        =================

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
Net Income......................................................................          $  0.63                  $  0.69
Cash Dividends Per Share........................................................          $  0.40                  $  0.36

                                    TABLE 3
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
                                                                                          Six months ended June 30,
Cash flows from operating activities:                                                    1999                   1998
                                                                                    --------------         --------------
Net Income.........................................................................       $  2,145               $  2,372
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses......................................................            300                    375
    Depreciation and amortization..................................................            823                    559
    Amortization and accretion and deferred loan fees..............................            223                   (207)
    Deferred Taxes.................................................................           (411)                   568
    Security ( Gains) Losses.......................................................            (29)                  (130)
    Gain on sale of loans..........................................................            (52)                   (21)
   Net (Gains)  losses on dispositions of acquired property........................             22                    (98)
Changes in:
   Proceeds from sale of loans.....................................................         12,355                  8,597
   Origination of loans for sale...................................................         (9,741)                     0
    Interest receivable............................................................           (112)                    34
    Other assets and intangibles...................................................         (5,635)                (8,136)
    Interest payable...............................................................            168                    (12)
    Other liabilities..............................................................          3,024                    325
                                                                                    --------------         --------------
Net cash provided by operating activities..........................................          3,080                  4,226
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity..................................................            800                  5,067
      Securities available for sale................................................         13,755                 11,902
  Proceeds from sales of securities available for sale.............................          4,329                   3589
  Purchase of:
      Securities available for sale................................................        (21,837)               (40,350)
  Net principal disbursed on loans.................................................        (14,069)                   925
  (Purchase) of Federal Home Loan Bank Stock.......................................              0                   (499)
  Purchase of premises and equipment...............................................           (214)                (1,267)
  Proceeds from the sale of foreclosed assets......................................            (22)                   142
                                                                                    --------------         --------------
Net cash used in investing activities..............................................        (17,258)               (20,491)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts..................................        (31,018)                 7,171
      Certificates of deposit......................................................         27,142                 (2,027)
     Acquisition of treasury stock.................................................           (612)                     0
      Sale of treasury stock.......................................................             12                      0
      Cash dividends paid..........................................................         (1,370)                (1,240)
  Net advances (repayments) from other borrowings..................................          6,426                  9,962
                                                                                    --------------         --------------
Net cash provided by financing activities..........................................            580                 13,866

Net increase (decrease)  in cash and cash equivalents..............................        (13,598)                (2,399)
Cash and cash equivalents at beginning of year.....................................         23,101                 18,436
                                                                                    --------------         --------------
Cash and cash equivalents at end of period.........................................       $  9,503               $ 16,037
                                                                                    ==============         ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to...............................       $  7,501               $  6,553
      certificate accounts).
     Income Taxes..................................................................       $    525               $    360
Noncash Investing Activities:
      Inc.(Dec.) in net unrealized gain on securities available for sale...........      ($  1,420)              $    187

                                    TABLE 4
                        CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
 Average Balances and Net Interest Margin
(Dollars in thousands)
                                                                June 30, 1999                        June 30, 1998
--------------------------------------------------------------------------------------------------------------------------
                                                      Average      Annual        Interest     Average   Annual   Interest
                                                      Balance       Rate                      Balance    Rate    Inc./Exp.
--------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                 $    325        5.54%        $     9    $    264     3.03%    $     4
Federal funds sold and securities
  purchased under agreements to resell                  5,758        4.86%            140       5,004     5.60%        140
Investment Securities:
  Taxable                                              68,643        5.25%          1,803      58,639     6.17%      1,810
  Tax-Exempt  (1)                                      37,769        6.98%          1,319      25,544     7.23%        924
  Equity Investments                                    5,361        4.96%            133       5,218     4.79%        125
--------------------------------------------------------------------------------------------------------------------------
 Total Investments                                    117,856        5.78%          3,404      94,669     6.34%      3,003
Loans
  Commercial  (1)                                      62,250        8.16%          2,541      54,427     8.41%      2,290
  Mortgage    (1)                                     172,333        8.55%          7,363     152,961     8.87%      6,780
  Installment                                          38,041        8.96%          1,705      39,117     9.55%      1,868
  Leasing                                              27,478        7.50%          1,030      17,300     7.73%        669
--------------------------------------------------------------------------------------------------------------------------
 Total loans  (2)                                     300,102        8.42%         12,639     263,805     8.80%     11,607
Total earning assets                                  417,958        7.68%         16,043     358,474     8.15%     14,610
Non Interest Bearing Assets
  Cash & Due From Banks                                10,274                           0       9,236                    0
  Premises & Equipment                                 10,182                           0       9,407                    0
  Other Assets                                         11,977                           0       8,099                    0
  Allowance for Possible Loan Losses                   (3,224)                          0      (2,953)                   0
--------------------------------------------------------------------------------------------------------------------------
 Total Non-interest earning assets                     29,209                           0      23,789                    0
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $447,167                     $16,043    $382,263              $14,610
                                              ============================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
  Demand - interest-bearing                          $106,037        2.64%        $ 1,402    $ 82,279     2.75%    $ 1,133
  Savings                                              60,641        3.28%            993      56,636     3.36%        951
  Time                                                171,737        5.13%          4,403     148,460     5.47%      4,058
--------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing deposits                      338,415        4.02%          6,798     287,375     4.27%      6,142
Short-term borrowings                                   3,558        4.72%             84       1,447     5.39%         39
Long-term borrowings                                   17,839        5.06%            451      14,135     5.43%        384
--------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                   359,812        4.08%          7,333     302,957     4.33%      6,565
Demand - non-interest-bearing                          37,383                                  32,067                    0
Other liabilities                                       5,648                                   4,059                    0
--------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                   402,843                       7,333     339,083                6,565
Shareholders' equity                                   44,324                           0      43,180                    0
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity           $447,167                     $ 7,333    $382,263              $ 6,565
                                              ============================================================================


Interest income/earning assets                                       7.68%         16,043                 8.15%     14,610
Interest expense/interest bearing
 liabilities                                                         4.08%          7,333                 4.33%      6,565
--------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                  3.60%        $ 8,710                 3.82%    $ 8,045
                                                             ============================            =====================


Interest Income/Interest Earning Assets                              7.68%        $16,043                 8.15%    $14,610
Interest expense/Interest Earning
 Assets                                                              3.51%          7,333                 3.66%      6,565
--------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                  4.17%        $ 8,710                 4.49%    $ 8,045
                                                             ============================            =====================
--------------------------------------------------------------------------------------------------------------------------

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

                  There were no reports for the period ended June 30, 1999.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CNB FINANCIAL CORPORATION
                                             (Registrant)



DATE:    August 16, 1999                   /s/  James P. Moore
      -----------------------              -----------------------------
                                           James P. Moore
                                           President and Director
                                           (Principal Executive Officer)



DATE:    August 16, 1999                   /s/  Joseph B. Bower, Jr.
      -----------------------              -----------------------------
                                           Joseph B. Bower, Jr.
                                           Treasurer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)