Form 10-Q
period 1999-09-30
CNB FINANCIAL CORP/PA
filed 1999-11-15
CIK 736772

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File Number 0-13396

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                 25-1450605
        ------------                                 ----------
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


     The number of shares outstanding of the issuer's common stock as of
                           September 30, 1999:

              COMMON STOCK:  $1.00 PAR VALUE - 3,663,825 SHARESINDEX

                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------

 PAGE   3.  Notes to Consolidated Financial Statements

 PAGE   5.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

 PAGE  14.  Table 1 - Consolidated Balance Sheets - September 30, 1999

 PAGE  15.  Table 2Q - Consolidated Statements of Income - Quarter ending
            September 30, 1999

 PAGE  16.  Table 2Y - Consolidated Statements of Income for nine months ending
            September 30, 1999

 PAGE  17.  Table 3 - Consolidated Statements of Cash Flows - nine months ending
            September 30, 1999

 PAGE  18.  Table 4 - Consolidated Yield Comparisons


                                    PART II.
                               OTHER INFORMATION


 PAGE  19.  ITEM 4    Submission of Matters for Security Holders Vote

 PAGE  19.  ITEM 5     Other Information

 PAGE  19.  ITEM 6     Exhibits and Reports on Form 8-K

 PAGE  19.  Signatures

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

       During the third quarter of 1999, the Corporation acquired The First National Bank of Spangler. This merger was accounted for as a pooling of interest. All prior period numbers have been restated, unless otherwise indicated, to include The First National Bank of Spangler. The Corporation also purchased five branches throughout the course of 1999 and have accounted for these using the purchase method of accounting.

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and nine month periods ended September 30, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the nine month period ended September 30, 1999 is not necessarily indicative of the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1998.

COMMON STOCK PLAN

     The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by a disinterested committee of the Board of Directors, provides for 250,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans.

OTHER COMPREHENSIVE INCOME

     Total other comprehensive income for the quarters ended September 30, 1999 and 1998 were $867,000 and $1,350,000 and through the nine months of 1999 and 1998 were $1,727,000 and $3,636,000.

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

     The health of the economy in the region is mixed with unemployment rates running higher than the state average in most of our market areas except Centre County. Actual ratings (as of August 1999) by county are as follows: Cameron 8.6%; Centre 3.0%; Clearfield 6.2%; Elk 5.1% Jefferson 6.0%; and McKean 7.0%.

     On February 12, 1999, the Bank acquired a full service office in Punxsutawney, PA from an unaffiliated institution (referred to hereafter as "Punxsy"). The purchase included $10.7 million in loans, $35.5 million in deposits and certain fixed assets associated with the office. The facility continues to operate as a full service branch of the Bank. Expenses incurred to date related to merger costs were $50,000.

     On September 24, 1999, the Bank acquired four full service offices in north central PA from an unaffiliated institution (referred to hereafter as "four branches"). The offices are located in the communities of Johnsonburg and Ridgway in Elk County and Bradford and Kane in McKean County. The purchase included $21.7 million in loans, $116.2 million in deposits and certain fixed assets associated with the offices. All locations continue to operate as full service branches of the Bank. The acquisition costs incurred to date have been $73,000.

ACQUISITION OF THE FIRST NATIONAL BANK OF SPANGLER

     On August 18, 1999, the Corporation acquired The First National Bank of Spangler ("Spangler") located in Spangler, PA. The merger, which was accounted for as a pooling of interest, was affected by issuing 237,500 shares of CNB Financial Corporation common stock in exchange for 100% of the outstanding shares of Spangler. After consummation of the acquisition, Spangler was merged into County National Bank. The purchase included $23.0 million in loans, $29.0 million in deposits, $4.6 million in capital and other assets and liabilities. The facility will continue to operate as The First National Bank of Spangler until the first quarter of 2000 at which time it will be fully integrated with County National Bank as an operating branch. Merger related expenses incurred as a result of this event have amounted to $164,000 to date.

     The post merger combined operating results provided in the table below are presented to show the 30 day period from September 1, through September 30, 1999 and 1998 as if the merger were in effect for both periods.


                                     1999    1998
                                    ------  ------

     Net Interest Income            $1,642  $1,377
     Net Income                     $  408  $  401
     Net Income per common share    $ 0.11  $ 0.11


     The following schedule provides a summary of CNB Financial Corporation and Spangler on a consolidated basis for the period ending December 31, 1999:

                                                                                           Total
                                                  CNB(audited)                         CNB & Spangler
                                              (excluding Spangler)      Spangler          Combined
                                             ----------------------    ----------     ----------------
Assets
------
  Cash and deposits in banks                        $ 23,101             $ 2,992          $ 26,093
  Investment available for sale                      100,121               5,872           105,993
  Investment held to maturity                          7,682                   -             7,682
  Net loans and leases                               285,289              22,538           307,827
  Premises and equipment, net                         10,257                 413            10,670
  Intangible, net                                      2,522                   -             2,522
  Accrued Interest and other assets                    7,880                 250             8,130
                                                  ----------          ----------        ----------
Total Assets                                        $436,852             $32,065          $468,917
                                                  ==========          ==========        ==========

Liabilities
-----------
  Deposits                                          $370,814             $27,268          $398,082
  Short-term borrowings                                  359                   -               359
  Other borrowings                                    16,019                   -            16,019
  Accrued expenses and other liab.                     4,879                 204             5,083
                                                  ----------          ----------        ----------
Total Liabilities                                    392,071              27,472           419,543

Total Shareholder's Equity                            44,781               4,593            49,374
                                                  ----------          ----------        ----------

Total Liabilities and Shareholder's Equity          $436,852             $32,065          $468,917
                                                  ==========          ==========        ==========

OVERVIEW OF BALANCE SHEET

     Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                            -------
23.3% since year end 1998 to $578.0 million. Growth for the period has occurred generally through the acquisitions previously mentioned. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totaled $54,285,000 at September 30, 1999 compared to $26,093,000 on December 31, 1998. This increase was caused as a result of the four branches acquired late in the quarter. All excess funds had not yet been deployed and are expected to be invested in bonds or to fund lending in the market area.

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

INVESTMENT SECURITIES

     Investment securities increased $23.2 million (or 20.4%) since December 31, 1998. Of the Corporation's total investment portfolio of $136,854,000 as of September 30, 1999, $129,009,000 (or 94.3%) is classified as available for sale with the balance of $7,845,000 classified as held to maturity.

     The increase is a combination of funds acquired from Punxsy and the four branches. The Bank also utilized favorable funding rates from the Federal Home Loan Bank of Pittsburgh to purchase investment securities in the amount of $5 million.

     Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO') meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

     The Corporation's internal loan growth, exclusive of purchased loans, was $10.1 million or 3.2% through the nine months of 1999. The growth above the acquisition is the result of our increased penetration into the commercial lending opportunities within our market. Our focus on commercial lending has expanded over the past year with additional staff increases to handle the growth of small business loans.

     At September 30, 1999, the Corporation had $353,887,000 in loans and leases outstanding up $42,746,000 (or 13.7%) since December 31, 1998. The remainder of the loan growth that occurred was a result of the acquisition of $32.9 million in loans. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single family residential mortgages and other consumer lending, and also commercial lending primarily to locally owned small businesses for operations and capital expenditures.


ALLOWANCE FOR LOAN AND LEASE LOSSES

     The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.07% at December 31, 1998 to 1.04% at September 30, 1999. The dollar amount of the reserve increased $349,000 since year end 1998. The increase is a result of the net reserve of $450,000 expensed during the nine months and an adjustment made to the loans that were acquired in the Punxsy and four branches acquisitions made during the year. The gross charge-offs for the nine months of 1999 were $418,000 while recoveries were $170,000. This level of charge-offs is comparable to the nine months of 1998 when charge-offs were $345,000 with recoveries of $94,000. Net charge-offs remain consistent with prior periods.

     The financial services industry is aware of a general trend towards higher charge offs. It is mainly the result of increased consumer credit problems often resulting in bankruptcies. Management of the Corporation has implemented a proactive loan collection program which has resulted in sustained low levels of loan delinquency.

     Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,641,000 or 0.28% of total assets on September 30, 1999 compared to $1,870,000 or 0.42% on December 31, 1998.

     The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio as of September 30, 1999. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.


FUNDING SOURCES

     The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $507,887,000, or 96.7% of all sources of funds, at September 30, 1999. Deposit growth of 27.6% since year end 1998 resulted from the three acquisitions previously mentioned.

     The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During the first nine months of 1999, the Corporation borrowed $5 million as mentioned on page 5 in the investment securities section.

Management plans to maintain access to short and long-term FHLB borrowings as appropriate funding sources for the various needs of the Corporation. In addition, the Bank has increased its ability to borrow at the discount window of the Federal Reserve Bank to $15 million.


SHAREHOLDERS' EQUITY

     A strong stockholders' equity position provides the Corporation with the capability to meet cash obligations and absorb unforeseen losses, if any. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

     Total Shareholders' Equity was $48,288,000 at September 30, 1999 compared to $49,374,000 at December 31, 1998 a decrease of $1,086 (or 2.2%). In the first nine months of 1999, the Corporation earned $3,573,000 and declared dividends of $2,103,000, a dividend payout ratio of 58.9% of net income. Also, the Corporation increased treasury stock by $607,000.

     Approximately 94% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the nine months of 1999 have increased, causing the Bank's bond portfolio to experience a decrease in its market value gains. Also, the financial services sector of the equity markets have declined in value during 1999 due to general market conditions and the rise in interest rates. This situation has caused a decline in stockholders' equity of $1,905,000 since December 31, 1998.

     The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 9.62% at September 30, 1999 is above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 8.67% is above the regulatory minimum of 4%. The leverage ratio at September 30, 1999 was 6.70%, also above the minimum standard of 4%. The Corporation is deemed to be adequately capitalized under regulatory industry standards. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 17 of the accompanying financial statements provide analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

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

                             RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

     The Corporation had net income, before merger related charges, of $1,483,000 and $3,763,000 for the third quarter and first nine months of 1999, respectively. The earnings per diluted share for the respective periods were $0.40 and $1.03. After merger-related charges, net income was $1,293,000 and $3,573,000 for the third quarter and first nine months of 1999, which equates to earnings per diluted share of $0.35 and $1.01, respectively. The return on assets and the return on equity for the nine months are 0.99% and 9.88%.

     Operating cash earnings for the quarter and nine months was $1,630,000 and $4,165,000 increases of 28.3% and 7.3%, respectively, over reported earnings of $1,270,000 and $3,881,000 for the same periods in 1998. Operating cash return on assets and return on equity for the nine months of 1999 are 1.15% and 11.52% respectively. Operating cash earnings are earnings before the amortization of goodwill and core deposit intangibles and merger charges. The following discussions provide further details regarding the components of net income.

INTEREST INCOME AND EXPENSE

     Net interest income totaled $4,887,000 in the third quarter, an increase of 17.25% over the third quarter of 1998 and totaled $13,645,000 for the nine months of 1999, an increase of 9.9% over the prior year. The Bank experienced an increase in earning assets in the past twelve months of 40.2% which came primarily through the three acquisitions previously mentioned. Total interest income increased during the quarter by $956,000 or 12.1% while interest expense increased by $237,000 or 6.4% when compared to the third quarter of 1998.

     The Corporation recorded a provision for loan and lease losses in the third quarter of $153,000 compared to the third quarter of 1998 at $158,000 and $460,000 for the nine months of 1999 compared to $553,000 in 1998.

NON-INTEREST INCOME

     Non-interest income increased $76,000 (9.1%) and $286,000 (12.9%) in the third quarter and nine months of 1999, respectively, when compared to the same periods in 1998. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the nine months, account service charges totaled $1,119,000 up $240,000 (or 27.3%) over last year. These increases in fee income were the result of the growth in the number of customers and related deposit accounts over the past twelve months. The increases compared with the prior period are adversely affected by a decrease in security gains of $157,000.

NON-INTEREST EXPENSE

     Non-interest expense increased $702,000 or 21.9% during the third quarter of 1999 and $2,018,000 or 22.4% in the nine months of 1999 when compared to the same periods in 1998. This increased level of non-interest expense is partly attributable to the acquisitions that occurred during 1999. The associated costs incurred through the first nine months of 1999 were $288,000 for merger costs and $365,000 for amortization of intangible assets. Also, the Bank has experienced increases in data processing of 34.5% or $198,000. These costs are for upgrades to the Bank's overall technology plan intended to provide more efficiencies in the future and for new reporting software.

FEDERAL INCOME TAX EXPENSE

     Federal income tax expense was $528,000 in the third quarter of 1999 compared to $484,000 in the third quarter of 1998. For the nine month period comparisons, the federal tax expense was $1,101,000 in 1999 and $1,366,000 in 1998. The decrease primarily reflects lower pre-tax income in the period when compared to the same period of the prior year, as well as a $427,000 (or 30%) increase in tax free income comparing 1999 with 1998.

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


  Resolution
    Phases             Assessment           Remediation            Testing           Implementation
-----------------------------------------------------------------------------------------------------------
Information           100% Complete        100% Complete        100% Complete        100% Complete
Technology
(PC's, Servers,
etc.)
-----------------------------------------------------------------------------------------------------------
Operating            100% Complete         100% Complete        100% Complete        100% Complete
Equipment with
Embedded chips
or software
-----------------------------------------------------------------------------------------------------------
Products             The Corporation does not sell or deliver software or hardware items to its customers.
-----------------------------------------------------------------------------------------------------------
Third Party
Vendors:

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

FUTURE OUTLOOK

     September 30, 1999 results of net income showed a decrease over the prior year's nine months and were below management's expectations. Management's focus is to fully integrate the acquisitions made during 1999 by turning the dollars acquired into earning assets. The goal of our recent asset growth is general increase in shareholder value as well as favorable results in long-term profitability.

     Loan demand improved during the quarter. Loan growth is expected to continue at a moderate pace throughout the remainder of the year. The Corporation's loan to deposit ratio has decreased at the end of the third quarter to 69.0% compared to 78.1% at year-end 1998 as a result of the acquired deposit liabilities. Management expects the loan to deposit ratio to increase during the fourth quarter as the funds from the acquisition are utilized to fund loan demand.

     Consumer loan charge-offs in the third quarter continued to comprise the majority of the Corporation's recent charge-offs. In the third quarter, total net charge-offs were $243,000 of which consumer net charge-offs totaled $262,000. The level of net charge-offs has been stable over the past twelve months. Management believes that the increased efforts of loan review and collections and our quality underwriting standards will give the Bank continued good charge-off experience when compared to peer institutions.

     Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully taxable net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 1999, the Corporation's efficiency ratio before merger related costs and intangible expense, was 60.21% compared to 60.11% for the same period last year.

     The efficiency ratio has increased as the level of non-interest expense has increased during 1999 more rapidly than non-interest income has increased. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management will be placed on noninterest expenses during the remainder of 1999 as the Bank implements a profitability enhancement program with the expectation of an improved efficiency ratio.

     The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has tightened as the interest rate cycle we are in causes competitive pressures in the form of reduced lending rates coupled with higher cost of funds in the financial services industry. Overall net interest income continues to increase due to growth in interest earning assets. Management expects further growth in net interest income for the remainder of 1999 as interest income grows with the increased deployment of earning assets in the form of loans rather than investments.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS


CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

                                                                               September 30,       Dec. 31
ASSETS                                                                            1999               1998
                                                                              --------------    --------------
Cash and due from banks....................................................         $ 21,051         $  11,082
Interest bearing deposits with other banks.................................              294               256
Federal funds sold.........................................................           32,940            14,755
Investment securities available for sale...................................          129,009           105,993
Investment securities held to maturity, fair value of $7,905
at  September 30, 1999, and $7,867 at December 31, 1998....................            7,845             7,682
Loans and leases...........................................................          359,187           315,711
  Less:  unearned discount.................................................            5,081             4,570
  Less: allowance for loan losses..........................................            3,882             3,314
                                                                              --------------    --------------
  NET LOANS................................................................          350,224           307,827
Premises and equipment.....................................................           11,708            10,670
Accrued interest receivable................................................            3,295             2,627
Loans held for sale........................................................            2,286             4,299
Intangible, net............................................................           16,614             2,522
Other assets...............................................................            2,740             1,204
                                                                              --------------    --------------
  TOTAL ASSETS.............................................................         $578,006          $468,917

LIABILITIES
Deposits:
  Non-interest bearing deposits............................................          $51,429           $38,970
  Interest bearing deposits................................................          456,458           359,112
                                                                              --------------    --------------
  TOTAL DEPOSITS...........................................................          507,887           398,082
Other borrowings...........................................................           17,547            16,378
Accrued interest and other liabilities.....................................            4,284             5,083
                                                                              --------------    --------------
  TOTAL LIABILITIES........................................................         $529,718          $419,543


SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares for 1999 and 3,456,000 shares for 1998...........           $3,694            $3,506
  Additional paid in capital...............................................            3,474             3,756
  Retained earnings........................................................           42,216            40,696
  Treasury stock, at cost .................................................             (719)             (112)
   (30,104 shares for 1999, and 11,106 for December 1998
  Accumulated other comprehensive income...................................             (377)            1,528
                                                                              --------------    --------------
  TOTAL SHAREHOLDERS' EQUITY...............................................           48,288            49,374
                                                                              --------------    --------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.................................         $578,006          $468,917

                                   TABLE 2-Q
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                     THREE MONTHS ENDED SEPTEMBER 30...
                                                                                     1999                         1998
                                                                               ----------------             ----------------
INTEREST INCOME
Loans including fees.........................................................            $7,158                       $6,240
Deposits with other banks....................................................                 7                            5
Federal funds sold...........................................................                35                          127
Investment securities:
   Taxable...................................................................             1,109                        1,099
   Tax-exempt................................................................               465                          350
   Dividends.................................................................                63                           60
                                                                               ----------------             ----------------
   TOTAL INTEREST INCOME.....................................................            $8,837                       $7,881

INTEREST EXPENSE
Deposits.....................................................................            $3,627                       $3,483
Borrowed funds...............................................................               323                          230
                                                                               ----------------             ----------------
   TOTAL INTEREST EXPENSE....................................................            $3,950                       $3,713
   Net interest income.......................................................            $4,887                       $4,168
   Provision for possible loan losses........................................               153                          158
                                                                               ----------------             ----------------
NET INTEREST INCOME AFTER PROVISION..........................................            $4,734                       $4,010

OTHER INCOME
Trust & asset management fees................................................            $  224                       $  212
Service charges on deposit accounts..........................................               414                          331
Other service charges and fees...............................................               135                           97
Securities gains.............................................................                31                           87
Gains on sale of loans.......................................................                13                            1
Other income.................................................................                98                          111
                                                                               ----------------             ----------------
   TOTAL OTHER INCOME........................................................            $  915                       $  839

OTHER EXPENSES
Salaries.....................................................................            $1,454                       $1,297
Employee benefits............................................................               500                          375
Net occupancy expense........................................................               509                          447
Amortization of intangible...................................................               222                           79
Other........................................................................             1,226                        1,011
                                                                               ----------------             ----------------
   TOTAL OTHER EXPENSES......................................................            $3,911                       $3,209


Income before income taxes...................................................            $1,738                       $1,640
Applicable income taxes......................................................               445                          422
                                                                               ----------------             ----------------

   NET INCOME................................................................            $1,293                       $1,218
                                                                               ================             ================

Per Share Data
--------------
Net income, basic............................................................             $0.35                        $0.33
Net income, fully diluted....................................................             $0.35                        $0.33
Cash dividends per share.....................................................             $0.20                        $0.18

                                   TABLE 2-Y
                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30...
                                                                                     1999                        1998
                                                                               ----------------            ----------------
INTEREST AND DIVIDEND INCOME
Loans including fees.........................................................           $20,546                     $18,660
Deposits with other banks....................................................                16                           9
Federal funds sold...........................................................               243                         295
Investment securities:
   Taxable...................................................................             3,076                       3,110
   Tax-exempt................................................................             1,417                       1,023
   Dividends.................................................................               178                         170
                                                                               ----------------            ----------------
   TOTAL INTEREST AND DIVIDEND INCOME........................................           $25,476                     $23,267
                                                                               ----------------            ----------------
INTEREST EXPENSE
Deposits.....................................................................           $10,973                     $10,196
Borrowed funds...............................................................               858                         653
                                                                               ----------------            ----------------
   TOTAL INTEREST EXPENSE....................................................           $11,831                     $10,849
   Net interest income.......................................................           $13,645                     $12,418
   Provision for possible loan losses........................................               460                         553
                                                                               ----------------            ----------------
NET INTEREST INCOME AFTER PROVISION..........................................           $13,185                     $11,865
                                                                               ----------------            ----------------
OTHER INCOME
Trust & asset management fees................................................           $   607                     $   560
Service charges on deposit accounts..........................................             1,119                         879
Other service charges and fees...............................................               321                         309
Realized securities gains....................................................                60                         217
Gains on sale of loans.......................................................                65                          22
Other........................................................................               336                         235
                                                                               ----------------            ----------------
   TOTAL OTHER INCOME........................................................           $ 2,508                     $ 2,222
                                                                               ----------------            ----------------

OTHER EXPENSES
Salaries.....................................................................           $ 4,187                     $ 3,788
Employee benefits............................................................             1,470                       1,141
Net occupancy expense of premises............................................             1,458                       1,353
Amortization of intangible...................................................               609                         244
Other........................................................................             3,295                       2,475
                                                                               ----------------            ----------------
   TOTAL OTHER EXPENSES......................................................           $11,019                     $ 9,001
                                                                               ----------------            ----------------

Income before income taxes...................................................           $ 4,674                     $ 5,086
Applicable income taxes......................................................             1,101                       1,366
                                                                               ----------------            ----------------
   NET INCOME................................................................           $ 3,573                     $ 3,720
                                                                               ================            ================

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
Net income, basic............................................................             $0.97                       $1.01
Net income, fully diluted....................................................             $0.97                       $1.01
Cash dividends per share.....................................................             $0.60                       $0.54

                                    TABLE 3
                      CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                       Nine Months Ended September 30...
                                                                        1999                     1998
                                                                  -----------------         -----------------
Cash flows from operating activities:
Net Income......................................................           $  3,573                  $  3,506
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses...................................                460                       525
    Depreciation and amortization...............................              1,275                       845
    Amortization and accretion and deferred loan fees...........                153                      (230)
    Deferred Taxes..............................................               (649)                    1,054
    Security Gains..............................................                (60)                     (217)
    Gain on sale of loans.......................................                (65)                      (22)
    Net (gains) losses on dispositions of acquired property.....                 21                       (98)
Changes in:
   Proceeds from sale of loans..................................             12,497                    11,288
   Origination of loans for sale................................            (10,420)                  (11,546)
    Interest receivable.........................................               (747)                     (216)
    Other assets and intangibles................................            (16,405)                  (11,979)
    Interest payable............................................                510                       (16)
    Other liabilities...........................................                495                       470
                                                                  -----------------        ------------------
Net cash provided by operating activities.......................             (9,362)                   (6,636)
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity...............................              1,100                     6,067
      Securities available for sale.............................             20,208                    16,897
  Proceeds from sales of securities available for sale..........             17,236                     3,988
  Purchase of:
      Securities available for sale.............................            (69,701)                  (49,659)
  Net principal disbursed on loans..............................            (64,912)                    5,134
  (Purchase) of Federal Reserve Bank Stock......................                (11)                        0
  Purchase of Federal Home Loan Bank Stock......................             (1,258)                     (499)
  Purchase of premises and equipment............................             (2,117)                   (1,784)
  Proceeds from the sale of foreclosed assets...................                (21)                      142
                                                                  -----------------        ------------------
Net cash used in investing activities...........................            (99,476)                  (19,714)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts...............             22,300                    13,515
      Certificates of deposit...................................            114,773                       (49)
      Acquisition of treasury stock.............................               (607)                        0
      Sale of treasury stock....................................                 18                         0
      Cash dividends paid.......................................             (2,103)                   (1,861)
      Issuance of common stock..................................              4,472                         0
  Net advances from other borrowings............................              1,169                     8,920
                                                                  -----------------        ------------------
Net cash provided by financing activities.......................            140,022                    20,525

Net increase (decrease)  in cash and cash equivalents...........             31,184                    (5,825)
Cash and cash equivalents at beginning of year..................             23,101                    18,436
                                                                  -----------------        ------------------
Cash and cash equivalents at end of period......................           $ 54,285                  $ 12,611
                                                                  =================        ==================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to
      certificate accounts).....................................           $ 12,341                  $  9,988
     Income Taxes...............................................           $  1,425                  $    360
Noncash Investing Activities:
      Inc. (Dec.)  in net unrealized gain on securities
       available for sale.......................................            ($1,092)                 $    273

                                    TABLE 4
                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                        September 30, 1999                     September 30, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                   Average     Annual   Interest          Average    Annual   Interest
                                                   Balance      Rate    Inc./Exp.         Balance     Rate    Inc./Exp.
-----------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks              $    425     5.02%         16               270    4.44%           9
Federal funds sold and securities
  purchased under agreements to resell               6,720     4.82%        243             7,071    4.32%         229
Investment Securities:
  Taxable                                           75,093     5.57%      3,136            66,866    6.19%       3,102
  Tax-Exempt (1)                                    37,891     7.00%      1,989            26,066    7.22%       1,412
  Equity Investments (1)                             5,444     5.12%        209             5,657    4.76%         202
-----------------------------------------------------------------------------------------------------------------------
  Total Investments                                125,573     5.94%      5,593           105,930    6.24%       4,954
Loans
  Commercial (1)                                    64,055     8.67%      4,167            56,202    8.44%       3,559
  Mortgage (1)                                     191,256     8.47%     12,150           170,905    8.75%      11,215
  Installment                                       41,324     9.03%      2,798            41,980    9.33%       2,938
  Leasing                                           28,228     7.46%      1,580            18,462    7.77%       1,076
-----------------------------------------------------------------------------------------------------------------------
  Total loans (2)                                  324,863     8.49%     20,695           287,549    8.71%      18,788
Total earning assets                               450,436     7.78%     26,288           393,479    8.05%      23,742
Non Interest Bearing Assets
    Cash & Due From Banks                           11,199                    -             9,812                    -
    Premises & Equipment                            10,649                    -            10,003                    -
    Other Assets                                    12,217                    -             8,417                    -
    Allowance for Possible Loan Losses              (3,492)                   -            (3,212)                   -
-----------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                30,573       --           -            25,020      --            -
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                      $481,009              $26,288          $418,499              $23,742
                                              =========================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
  Demand - interest-bearing                        102,859     2.54%      1,956            86,972    2.90%       1,894
  Savings                                           66,020     3.26%      1,616            61,781    3.31%       1,533
  Time                                             193,299     5.11%      7,401           166,380    5.43%       6,770
-----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                  362,178     4.04%     10,973           315,133    4.31%      10,197
Short-term borrowings                                5,673     4.98%        212             1,196    5.46%          49
Long-term borrowings                                17,067     5.05%        646            14,763    5.45%         603
-----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities               384,918     4.10%     11,831           331,092    4.37%      10,849
Demand - non-interest-bearing                       40,408                    -            34,944                    -
Other liabilities                                    6,606                    -             4,518                    -
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                431,932     3.65%     11,831           370,554    3.90%      10,849
Shareholders' equity                                49,077       --           -            47,945      --            -
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         481,009               11,831           418,499               10,849
                                              =========================================================================

Interest income/earning assets                                 7.78%     26,288                      8.05%     $23,742
Interest expense/interest bearing liabilities                  4.10%     11,831                      4.37%      10,849
-----------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                            3.68%    $14,457                      3.68%     $12,893
                                                              ------------------                    -------------------

Interest Income/Interest Earning Assets                        7.78%    $26,288                      8.05%     $23,742
Interest expense/Interest Earning Assets                       3.50%     11,831                      3.68%      10,849
-----------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                            4.28%    $14,457                      4.37%     $12,893
                                                              ------------------                    -------------------
-----------------------------------------------------------------------------------------------------------------------

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1999 and 1998, adjusted for certain tax preferences.

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

         There were no reports for the period ended September 30, 1999.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:  November 15, 1999         /s/ James P. Moore
      -------------------       ------------------------------------
                                James P. Moore
                                President and Director
                                (Principal Executive Officer)


DATE:  November 15, 1999        /s/  Joseph B. Bower, Jr.
      -------------------       ------------------------------------
                                Joseph B. Bower, Jr.
                                Treasurer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)