Form 10-K
period 1999-12-31
CNB FINANCIAL CORP/PA
filed 2000-03-29
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                F O R M  1 0 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-13396

                           CNB FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    25-1450605
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              County National Bank
                             1 South Second Street
                                  P.O. Box 42
                         Clearfield, Pennsylvania 16830
                    (Address of principal executive office)

       Registrant's telephone number, including area code, (814) 765-9621

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X              No
                            --------              --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 8, 2000.

     Common Stock, $1.00 Par Value  -  $80,614,798

The number of shares outstanding of the issuer's common stock as of March 8, 2000:

     Common Stock, $1.00 Par Value  -  3,664,309 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholders' Report for the year ended December 31, 1999 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 18, 2000 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

     Exhibit index is located on sequentially numbered page 15.

                                     INDEX

                                    PART I.
ITEM 1.    BUSINESS...........................................   3

ITEM 2.    PROPERTIES.........................................  11

ITEM 3.    LEGAL PROCEEDINGS..................................  11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

                                    PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS....................  12

ITEM 6.    SELECTED FINANCIAL DATA............................  12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......  12

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................  12

                                   PART III.
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  13

ITEM 11.    EXECUTIVE COMPENSATION............................  13

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.............................  13

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....  13

                                    PART IV.
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K...........................  13

            SIGNATURES........................................  14


                                    PART I.

ITEM 1.  BUSINESS

CNB FINANCIAL CORPORATION

     CNB Financial Corporation (the Corporation) is a Bank Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Bank Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution. The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activity as proper incident thereto. The Corporation is currently engaged in one nonbanking activity through its wholly owned subsidiary CNB Investment Corporation. CNB Investment Corporation was formed in November 1998 to hold and manage investments that were previously owned by County National Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments.

     The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank and CNB Investment Corporation.

COUNTY NATIONAL BANK

     The Bank is a nationally chartered banking institution incorporated in 1934. The Bank's Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania. The Bank's primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean, Cambria and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. The approximate population of the general trade area is 150,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

     In addition to the Main Office, the Bank has 18 full-service branch offices and 1 limited service branch facility located in various communities in its market area.

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

                                                     AGE AT                   PRINCIPAL OCCUPATION
NAME                                           DECEMBER 31, 1999              FOR LAST FIVE YEARS
-------------------------------------------  ----------------------  --------------------------------------
JAMES P. MOORE                                          64           PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                     CNB FINANCIAL CORPORATION SINCE 9/20/83.
                                                                     CHAIRMAN OF THE BOARD,
                                                                     COUNTY NATIONAL BANK SINCE 3/19/91,
                                                                     PREVIOUSLY,
                                                                     PRESIDENT & CHIEF EXECUTIVE OFFICER,
                                                                     COUNTY NATIONAL BANK SINCE 4/15/82.

WILLIAM F. FALGER                                       52           EXECUTIVE VICE PRESIDENT,
                                                                     CNB FINANCIAL CORPORATION SINCE 3/28/95.
                                                                     PREVIOUSLY VICE PRESIDENT,
                                                                     SECRETARY AND TREASURER.
                                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                     COUNTY NATIONAL BANK SINCE 1/01/93
                                                                     PREVIOUSLY, GROUP VICE PRESIDENT,
                                                                     COUNTY NATIONAL BANK SINCE 4/89.

WILLIAM A. FRANSON                                      56           SECRETARY
                                                                     CNB FINANCIAL CORPORATION SINCE 3/28/95.
                                                                     PREVIOUSLY, ASSISTANT SECRETARY
                                                                     SINCE 3/27/84.
                                                                     EXECUTIVE VICE PRESIDENT AND CASHIER,
                                                                     CHIEF OPERATING OFFICER
                                                                     COUNTY NATIONAL BANK SINCE 1/01/93,
                                                                     PREVIOUSLY SENIOR VICE PRESIDENT,
                                                                     COUNTY NATIONAL BANK SINCE 4/15/82.

JOSEPH B. BOWER, JR.                                   36            TREASURER
                                                                     CNB FINANCIAL CORPORATION, SINCE 11/18/97
                                                                     SENIOR VICE PRESIDENT
                                                                     CHIEF FINANCIAL OFFICER
                                                                     COUNTY NATIONAL BANK, SINCE 11/10/97
                                                                     PRIOR THERETO,
                                                                     CONTROLLER, MIFFLINBURG BANK

MARK D. BREAKEY                                        41            SENIOR VICE PRESIDENT,
                                                                     SENIOR LOAN OFFICER,
                                                                     COUNTY NATIONAL BANK, SINCE 3/28/95.
                                                                     PREVIOUSLY VICE PRESIDENT,
                                                                     COMMERCIAL BANKING SINCE 4/93,
                                                                     ASSISTANT VICE PRESIDENT COMMUNITY
                                                                     LENDING, ST. MARYS, SINCE 12/23/91
                                                                     PRIOR THERETO, LENDING OFFICER,
                                                                     MELLON BANK

DONALD E. SHAWLEY                                      44            SENIOR VICE PRESIDENT AND TRUST OFFICER
                                                                     COUNTY NATIONAL BANK, SINCE 9/29/98
                                                                     TRUST OFFICER SINCE 11/1/85.

     Officers are elected annually at the reorganization meeting of the Board of Directors. There are not any arrangements or understandings between any and all of the above officers and any other persons pursuant to which they were selected as officers. In addition, there are not any family relationships between the above officers.

EMPLOYEES

     The Corporation has no employees who are not employees of County National Bank. As of December 31, 1999, the Bank had a total of 248 employees of which 190 were full time and 58 were part time.

MONETARY POLICIES

     The earnings and growth of the banking industry are affected by the credit policies of monetary authorities, including, the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market activities in U.S. Government Securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These operations are used in varying combinations to influence overall economic growth and indirectly, bank loans, investments, and deposits. These variables may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

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

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                           December 31, 1999                       December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                       Average    Annual   Interest           Average     Annual   Interest
                                                       Balance     Rate    Inc./Exp.          Balance      Rate    Inc./Exp.
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                  $  1,133     5.30%    $    60           $    208     5.77%    $    12
Federal funds sold and securities
 purchased under agreements to resell                    7,347     5.25%        386              6,809     5.42%        369
Investment Securities:
Taxable                                                 82,345     5.67%      4,665             67,610     6.05%      4,089
Tax-Exempt (1)                                          37,830     6.96%      2,632             26,921     7.28%      1,961
Equity Investments (1)                                   5,671     5.27%        299              5,741     5.02%        288
------------------------------------------------------------------------------------------------------------------------------
Total Investments                                      134,326     5.99%      8,042            107,289     6.26%      6,719

Loans
Commercial (1)                                          66,475     8.59%      5,712             57,134     8.41%      4,806
Mortgage (1)                                           196,295     8.47%     16,624            173,983     8.75%     15,229
Installment                                             42,324     9.18%      3,884             41,699     9.27%      3,866
Leasing                                                 28,875     7.41%      2,140             19,793     7.74%      1,532
------------------------------------------------------------------------------------------------------------------------------
Total Loans (2)                                        333,969     8.49%     28,360            292,609     8.69%     25,433
Total earning assets                                   468,295     7.77%     36,402            399,898     8.04%     32,152

Non Interest Bearing Assets
Cash & Due From Banks                                   12,944                    -             10,031                    -
Premises & Equipment                                    11,279                    -             10,179                    -
Other Assets                                            13,972                    -              8,370                    -
Allowance for Possible Loan Losses                      (3,603)                   -             (3,246)                   -
------------------------------------------------------------------------------------------------------------------------------
Total Non Interest Earning Assets                       34,592     0.00%          -             25,334     0.00%          -
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                          $502,887              $36,402           $425,232              $32,152
                                                      ========================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing                              107,341     2.49%      2,676             90,818     2.84%      2,582
Savings                                                 67,717     3.32%      2,249             61,958     3.30%      2,046
Time                                                   209,709     5.08%     10,654            166,641     5.45%      9,086
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                        384,767     4.05%     15,579            319,417     4.29%     13,714
Short-term borrowings                                    4,568     4.99%        228              2,202     4.63%        102
Long-term borrowings                                    14,977     5.03%        753             15,074     5.52%        832
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                     404,312     4.10%     16,560            336,693     4.35%     14,648
Demand - non-interest-bearing                           43,420                    -             35,838                    -
Other liabilities                                        6,120                    -              4,768                    -
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                      453,852     3.65%     16,560            377,299     3.88%     14,648
Shareholders' Equity                                    49,035     0.00%          -             47,933     0.00%          -
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity             502,887               16,560            425,232               14,648
                                                      ========================================================================


Interest Income/Earning Assets                                     7.77%     36,402                        8.04%     32,152
Interest Expense/Interest Bearing Liabilities                      4.10%     16,560                        4.35%     14,648
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                3.67%    $19,842                        3.69%    $17,504
                                                                  ============================================================


Interest Income/Interest Earning Assets                            7.77%     36,402                        8.04%     32,152
Interest Expense/Interest Earning Assets                           3.54%     16,560                        3.66%     14,648
------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                4.23%    $19,842                        4.38%    $17,504
                                                                  ============================================================

                                                             December 31, 1997
-------------------------------------------------------------------------------------
                                                       Average     Annual   Interest
                                                       Balance      Rate    Inc./Exp.
-------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                  $     43     2.33%    $     1
Federal funds sold and securities
 purchased under agreements to resell                    4,959     5.46%        271
Investment Securities:
 Taxable                                                55,119     6.31%      3,477
 Tax-Exempt (1)                                         24,742     6.63%      1,641
 Equity Investments (1)                                  3,880     6.80%        264
-------------------------------------------------------------------------------------

Total Investments                                       88,743     6.37%      5,654

Loans
Commercial (1)                                          55,504     8.04%      4,462
Mortgage (1)                                           158,145     8.66%     13,701
Installment                                             44,434     9.26%      4,114
Leasing                                                 10,396     7.95%        826
-------------------------------------------------------------------------------------
Total Loans (2)                                        268,479     8.61%     23,103
Total earning assets                                   357,222     8.05%     28,757

Non Interest Bearing Assets
Cash & Due From Banks                                   10,389                    -
Premises & Equipment                                     9,613                    -
Other Assets                                             7,652                    -
Allowance for Possible Loan Losses                      (2,797)                   -
-------------------------------------------------------------------------------------
Total Non Interest Earning Assets                       24,857     0.00%          -
-------------------------------------------------------------------------------------

Total Assets                                          $382,079              $28,757
                                                      ===============================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing                               85,530     2.91%      2,489
Savings                                                 62,256     3.17%      1,971
Time                                                   145,759     5.49%      7,999
-------------------------------------------------------------------------------------
Total interest-bearing deposits                        293,545     4.24%     12,459
Short-term borrowings                                    3,392     5.28%        179
Long-term borrowings                                     4,114     6.10%        251
-------------------------------------------------------------------------------------
Total interest-bearing liabilities                     301,051     4.28%     12,889
Demand - non-interest-bearing                           32,993                    -
Other liabilities                                        3,044                    -
-------------------------------------------------------------------------------------
Total Liabilities                                      337,088     3.82%     12,889
Shareholders' Equity                                    44,991     0.00%          -
-------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity             382,079               12,889
                                                       ==============================

Interest Income/Earning Assets                                     8.05%     28,757
Interest Expense/Interest Bearing Liabilities                      4.28%     12,889
-------------------------------------------------------------------------------------
Net Interest Spread                                                3.77%    $15,868
                                                                   ==================


Interest Income/Interest Earning Assets                            8.05%     28,757
Interest Expense/Interest Earning Assets                           3.61%     12,889
-------------------------------------------------------------------------------------
Net Interest Margin                                                4.44%    $15,868
                                                                 ====================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 1999, 1998 and 1997, adjusted for certain tax preferences.

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Net Interest Income                                  For Twelve Months Ended December 31,   For Twelve Months Ended December 31,
Rate-Volume Variance                                        1999 over (under) 1998                1998 over (under) 1997
(Dollars in thousands)                                          Due to Change in                      Due to Change in
----------------------------------------------------------------------------------------------------------------------------------
                                                          Volume       Rate      Net               Volume     Rate     Net
----------------------------------------------------------------------------------------------------------------------------------
Assets
Securities

Interest-Bearing Deposits with Banks                       $   53   $    (5)  $   48                $    4   $   7   $   11
Federal Funds Sold                                             29       (12)      17                   101      (3)      98
Investment Securities:                                                                                                    -
Taxable                                                       891      (315)     576                   788    (176)     612
Tax-Exempt                                                    795      (124)     671                   145     175      320
Equity Investments                                             (4)       15       11                   127    (103)      24
                                                           -------------------------                -----------------------
Total Securities                                            1,764      (441)   1,323                 1,165    (100)   1,065
Loans
Commercial                                                    786       120      906                   131     213      344
Mortgage                                                    1,953      (558)   1,395                 1,372     156    1,528
Installment                                                    58       (40)      18                  (253)      5     (248)
Leasing                                                       703       (95)     608                   747     (41)     706
                                                           -------------------------                -----------------------
Total Loans                                                 3,500      (573)   2,927                 1,997     333    2,330
                                                           -------------------------                -----------------------
Total Earning Assets                                       $5,264   $(1,014)  $4,250                $3,162   $ 233   $3,395
                                                           =========================                =======================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - Interest-Bearing                                     470      (376)      94                   154     (61)      93
Savings                                                       190        13      203                    (9)     84       75
Time                                                        2,348      (780)   1,568                 1,146     (59)   1,087
                                                           -------------------------                -----------------------
Total Interest-Bearing Deposits                             3,008    (1,143)   1,865                 1,291     (36)   1,255
Short-Term Borrowings                                         110        16      126                   (63)    (14)     (77)
Long-Term Borrowings                                           (5)      (74)     (79)                  669     (88)     581
                                                           -------------------------                -----------------------
Total Interest-Bearing Liabilities                         $3,113   $(1,201)  $1,912                $1,897   $(138)  $1,759
                                                           =========================                =======================

                                                           -------------------------                -----------------------


Change in Net Interest Income                              $2,151   $   187   $2,338                $1,265   $ 371   $1,636
                                                           =========================                =======================

1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2. Included in interest income is $887,300, $394,493 and $341,642 of fees for the years ending 1999, 1998 and 1997, respectively.

3. Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets.

Investment Portfolio
(Dollars In Thousands)                               December 31, 1999                              December 31, 1998
                                   ----------------------------------------------     -------------------------------------------
                                                        Unrealized                                      Unrealized
                                    Amortized      -------------------    Market      Amortized      ----------------      Market
                                      Cost         Gains        Losses    Value          Cost        Gains     Losses      Value
                                   ----------------------------------------------     -------------------------------------------
Securities held to maturity:
U.S. Treasury                        $      -        $  -       $  -    $      -      $      -       $    -    $  -     $      -
U.S. Government agencies
 and corporations                           -           -          -           -             -            -       -            -
Obligations of States and
 Political Subdivisions                 2,744          40          1       2,783          4,073          152       -        4,225
Other Debt Securities                     999           -          5         994          2,003           33       -        2,036
Restricted Equity Securities            2,875           -          -       2,875          1,791            -       -        1,791
                                     --------------------------------------------     -------------------------------------------
                                     $  6,618        $ 40         $6    $  6,652       $  7,867       $  185    $  -     $  8,052
                                     ============================================     ===========================================

Securities Available for Sale:
U.S. Treasury                        $ 24,127        $  1     $  156    $ 23,972       $ 14,117       $  160    $  -     $ 14,277
U.S. Government agencies
 and corporations                      27,867           -        221      27,646         11,730           71       4       11,797
Obligations of States and
 Political Subdivisions                35,822         151      1,111      34,862         33,721        1,013       -       34,734
Other Debt Securities                  47,923         116      1,145      46,894         40,081          304     184       40,201
Marketable Equity Securities            3,221         622        272       3,571          3,845        1,069     115        4,799
                                     --------------------------------------------     -------------------------------------------
                                     $138,960        $890     $2,905    $136,945       $103,494       $2,617    $303     $105,808
                                     ============================================     ===========================================
Investment Portfolio
(Dollars In Thousands)                                December 31, 1997
                                     --------------------------------------------
                                                       Unrealized
                                      Amortized    -----------------      Market
                                        Cost       Gains      Losses       Value
                                     ---------------------------------------------
Securities held to maturity:
U.S. Treasury                         $     -      $    -       $  -     $     -
U.S. Government agencies
 and corporations                           -           -          -           -
Obligations of States and
 Political Subdivisions                 6,398         180          -       6,578
Other Debt Securities                   6,006          18          5       6,019
Restricted Equity Securities            1,107           -          -       1,107
                                      ------------------------------------------
                                      $13,511      $  198       $  5     $13,704
                                      ==========================================

Securities Available for Sale:
U.S. Treasury                         $21,672      $  120       $  5     $21,787
U.S. Government agencies
 and corporations                      19,088         100         37      19,151
Obligations of States and
 Political Subdivisions                18,888         720          -      19,608
Other Debt Securities                   5,352           8         43       5,317
Marketable Equity Securities            3,237         961          1       4,197
                                      ------------------------------------------
                                      $68,237      $1,909        $86     $70,060
                                      ==========================================

Maturity Distribution of Investment Securities
(Dollars In Thousands)
December 31, 1999

                                                                                                      Collaterialized Mortgage
                               Within        After One But       After Five But          After          Obligation and Other
                              One Year     Within Five Years    Within Ten Years       Ten Years      Asset Backed Securities
                         ------------------------------------  ------------------------------------  --------------------------
                           $ Amt.   Yield   $ Amt.   Yield       $ Amt.    Yield    $ Amt.   Yield       $ Amt.       Yield
                         ------------------------------------  ------------------------------------  --------------------------
Securities held
 to maturity:
U.S. Government
 agencies
 and corporations          $    -       -         -      -        $     -      -    $     -   $  -           $     -      -
Obligations of
 States and
 Political
 Subdivisions                1,450   9.38%    1,294   8.35%             -      -          -      -                 -      -
Other Debt
 Securities                      -              999                     -      -          -      -                 -      -
                           --------------------------------        -------------------------------           ---------------
                           $ 1,450   9.38%  $ 2,293   7.45%             -      -          -      -                 -      -
Securities
 Available for
 Sale:
U.S. Treasury                1,003   5.51%    7,973   5.49%        15,151   5.54%         -      -                 -      -
U.S. Government
 agencies
 and corporations            6,982   5.47%   20,885   5.92%             -      -          -      -                 -      -
Obligations of
 States and
 Political
 Subdivisions                1,125   7.06%    2,731   7.67%        15,588   7.21%    16,378   6.98%                -      -
Other Debt
 Securities                      -      -    15,446   6.59%             -      -      3,848   7.17%           28,629   6.47%
                           --------------------------------       ---------------------------------          ---------------
                             9,110   5.67%   47,035   6.17%        30,739   6.39%    20,226   7.01%           28,629   6.47%
                           --------------------------------       ---------------------------------          ---------------
                   TOTAL   $10,560   6.18%  $49,328   6.23%       $30,739   6.39%   $20,226   7.01%          $28,629   6.47%
                           ================================       =================================          ===============

The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.

LOAN PORTFOLIO
(Dollars in thousands)

A. TYPE OF LOAN

                                                            1999      1998      1997      1996      1995
                                                          --------  --------  --------  --------  --------
     Commercial, Financial and Agricultural               $ 78,588  $ 66,257  $ 61,066  $ 48,242  $ 52,406
     Residential Mortgage                                  159,884   134,998   128,161   114,994    92,023
     Commercial Mortgage                                    49,549    46,701    37,702    31,451    30,658
     Installment                                            43,772    38,393    44,661    46,548    48,005
     Lease Receivables                                      35,918    29,362    18,231     6,069         -
                                                          --------  --------  --------  --------  --------
     GROSS LOANS                                           367,711   315,711   289,821   247,304   223,092
     Less: Unearned Income                                   4,947     4,570     3,708     3,308     3,667
                                                          --------  --------  --------  --------  --------
TOTAL LOANS NET OF UNEARNED                                362,764   311,141   286,113   243,996   219,425


B. LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                      December 31, 1999
                                                    -----------------------------------------------------
                                                    One Year     One Through        Over     Total Gross
                                                    or Less      Five Years      Five Years     Loans
                                                    -------      -----------     ----------  -----------
  Commercial, Financial and Agricultural
  --------------------------------------
    Loans With Predetermined Rate                    $ 2,844           $22,114     $16,874      $41,832
    Loans With Floating Rate                          29,847             3,033       3,876       36,756
                                                     -------           -------     -------      -------
                                                     $32,691           $25,147     $20,750      $78,588
                                                     =======           =======     =======      =======

C. RISK ELEMENTS

                                                            1999      1998      1997      1996      1995
                                                          --------  --------  --------  --------  -------
Loans on non-accrual basis                                $  862    $  198    $  323    $  271    $  114
Accruing loans which are contractually
past due 90 days or more as to interest
or principal payment                                         886     1,479       601     2,168     2,503
Troubled Debt Restructurings                                   -       538       597       654       705
                                                          ------    ------    ------    ------    ------
                                                          $1,748    $2,215    $1,521    $3,093    $3,322
                                                          ======    ======    ======    ======    ======

1. Interest income recorded on the non-accrual loans for the year ended December 31, 1999 was $6,580. Interest income which would have been recorded on these loans had they been on accrual status was $35,797.

2. Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3. At December 31, 1999 there was $7,255,256 in loans which are considered problem loans. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,

                                                            1999      1998      1997      1996      1995
                                                         ---------  --------  --------  --------  --------

Balance at beginning of Period                           $3,314      $3,062     $2,683    $2,328   $2,201
Charge-Offs:
  Domestic:
    Commercial, Financial and Agricultural                   90          77         88         5       59
    Commercial Mortgages                                     54           -          -         -       28
    Residential Mortgages                                     -          16         28         -       18
    Consumer Loans and Credit Cards                         379         459        529       358      298
    Leasing                                                  93          42         25         -        -
                                                         ------      ------     ------    ------   ------
                                                            616         594        670       363      403
                                                         ======      ======     ======    ======   ======
Recoveries:
  Domestic:
    Commercial, Financial and Agricultural                   80          21          2         5        -
    Commercial Mortgages                                      4           -          -         1        -
    Residential Mortgages                                     -           2          1         1       14
    Consumer Loans and Credit Cards                         103         115        115        86      106
    Leasing                                                   6           1          -         -        -
                                                         ------      ------     ------    ------   ------
                                                            193         139        118        93      120

      Net Charge-Offs:                                     (423)       (455)      (552)     (270)    (283)

    Provision for Loan Losses                               643         707        931       625      410
    Adjustments due to acquisition                          356           -          -         -        -
                                                         ------      ------     ------    ------   ------
    Balance at End-of-Period                             $3,890      $3,314     $3,062    $2,683   $2,328
                                                         ======      ======     ======    ======   ======

Percentage of net charge-offs during the period
to average loans outstanding                               0.13        0.16        0.2      0.11     0.14

  The Provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the present loan portfolio. Management's judgement is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic condition on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (Dollars In Thousands)

                                      1999                 1998                1997                1996               1995
                                ---------------------------------------------------------------------------------------------------

                                  % of Loans in        % of Loans in       % of Loans in       % of Loans in      % of Loans in
                                  each Category        each Category       each Category       each Category      each Category
                                  $ Amt.  to Total    $ Amt.  to Total    $ Amt.  to Total     $ Amt.  to Total   $ Amt.  to Total
                                ---------------------------------------------------------------------------------------------------

Domestic:

Real Estate Mortgages             $  720   56.96%     $  521   57.55%     $  678     57.23%   $  592    59.22%  $  550     54.99%

Installment Loans to Individuals     592   11.90%        453   12.16%        429     15.41%      643    18.82%     442     21.52%

Commercial, Financial
 and Agricultural                    626   21.37%        435   20.99%        361     21.07%      583    19.50%     446     23.49%

Leasing                              177    9.77%        140    9.30%         80      6.29%        -     2.46%       -      0.00%

Unallocated                        1,775    0.00%      1,765    0.00%      1,514      0.00%      865     0.00%     890      0.00%
                                ---------------------------------------------------------------------------------------------------

TOTALS                            $3,890  100.00%     $3,314  100.00%     $3,062    100.00%   $2,683   100.00%  $2,328    100.00%
                                ===================================================================================================

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

DEPOSITS
 (Dollars In Thousands)

  December 31,                                                  1999                       1998                     1997
                                                               Amount                     Amount                   Amount
                                                               --------                  --------                --------
Demand - Non Interest Bearing                                  $ 54,891                  $ 38,970                $ 35,062

Demand - Interest Bearing                                       121,615                   127,809                  84,344

Savings Deposits                                                 73,005                    62,102                  59,892

Time Deposits                                                   251,240                   169,201                 166,462
                                                               --------                  --------                --------
TOTAL DEPOSITS                                                 $500,751                  $398,082                $345,760
                                                               ========                  ========                ========

  The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 1999.
(Dollars In Thousands)

Maturing in:
      Three months or less                                                      $14,380

      Greater than three months and through six months                            7,382

      Greater than six months and through twelve months                           8,660

      Greater than twelve months                                                  7,607
                                                                                -------
                                                                                $38,029
                                                                                =======

RETURN ON EQUITY AND ASSETS

     Information required by this section is presented on pages 26 and 27 of the Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The headquarters of the Corporation and the Bank is located at 1 South Second Street, Clearfield, Pennsylvania. The Bank operates 19 full-service and 1 limited service offices. Of these 20 offices, 16 are owned and 4 are leased from independent owners. There are no incumberances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Corporation or the Bank is a party, or of which any of their property is the subject, except ordinary routing proceedings which are incidental to the ordinary conduct of business. In the opinion of management and counsel, pending legal proceedings will not have a material adverse effect on the consolidated financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 1999.

                                    PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS

     Information relating to the Corporation's common stock is on page 11 of the information section and page 20 of the Annual Shareholders' Report for the year ended December 31, 1999 and is herein incorporated by reference. There were 1,568 registered shareholders of record as of March 8, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 18 and 19 of the Annual Shareholders' Report for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 21-29 of the Annual Shareholders' Report for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Information required by this section is presented on pages 27 and 28 of the Annual Shareholders' Report for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, which appear in the Annual Shareholders' Report for the year ended December 31, 1999, are incorporated herein by reference to such annual report:

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------

     Report of Independent Auditors                                      1
     Consolidated Statements of Condition                                2
     Consolidated Statements of Income                                   3
     Consolidated Statements of Cash Flows                               4
     Consolidated Statements of Changes in Shareholders' Equity..        5
     Notes to Consolidated Financial Statements                        6-17

     Quarterly financial data relating to the results of operations for the year ended December 31, 1999 and 1998, appears in the Annual Shareholders' Report for the year ended December 31, 1999 under the caption "Quarterly Summary of Earnings" at Page 20 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Executive Officers is included in Part I. and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 18, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 5-7 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this section is presented on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented on page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000 and is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (A.)  1. FINANCIAL STATEMENTS FILED

     The Financial Statements listed below are incorporated herein by reference from the Annual Shareholders' Report for the year ended December 31, 1999.

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------
   CNB Financial Corporation and Subsidiary:
     Report of Independent Auditors                                      1
     Consolidated Statements of Condition                                2
     Consolidated Statements of Income                                   3
     Consolidated Statements of Cash Flows                               4
     Consolidated Statements of Changes in Shareholders' Equity..        5
     Notes to Consolidated Financial Statements                         6-17
     Quarterly Summary of Earnings and Per Share Data                    20

       2. FINANCIAL STATEMENT SCHEDULES:

          All schedules are omitted since they are not applicable.

(B)  REPORTS ON FORM 8-K

     Forms 8-K dated March 5, 1999 and May 10, 1999 were filed announcing the merger of The First National Bank of Spangler. The Bank acquired is in Northern Cambria, PA and consists of approximately $29 million in deposits and $23 million in loans. The Bank was merged into County National Bank.

     Form 8-K dated May 10, 1999 was filed announcing the acquisition of four branches from PNC Bank. The branches acquired are in Bradford, Johnsonburg, Kane and Ridgway and consist of approximately $116.2 million in deposits and $21.7 million in loans. The branches were consolidated into County National Bank.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CNB FINANCIAL CORPORATION
                                  (Registrant)


Date:       March 23, 2000             By:    /s/ James P. Moore
            --------------                    ----------------------------------
                                             JAMES P. MOORE
                                             President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2000.


/s/ James P. Moore
-----------------------                       President and Chief Executive
JAMES P. MOORE                                Officer, Director


/s/ William F. Falger                         Executive Vice President
-----------------------
WILLIAM F. FALGER


/s/ William A. Franson                        Secretary
-----------------------
WILLIAM A. FRANSON


/s/ Robert E. Brown            Director       /s/ Jeffrey S. Powell
-----------------------                       ----------------------------
ROBERT E. BROWN                               JEFFREY S. POWELL


/s/ Richard D. Gathagan        Director       /s/ Edward B. Reighard
-----------------------                       ----------------------------
RICHARD D. GATHAGAN                           EDWARD B. REIGHARD


/s/ James J. Leitzinger        Director       /s/ Peter F. Smith
-----------------------                       ----------------------------
JAMES J. LEITZINGER                           PETER F. SMITH


/s/ Dennis L. Merrey           Director       /s/ James B. Ryan
-----------------------                       ----------------------------
DENNIS L. MERREY                              JAMES B. RYAN


/s/ William R. Owens           Director       /s/ Robert G. Spencer
-----------------------                       ----------------------------
WILLIAM R. OWENS                              ROBERT G. SPENCER


/s/ Robert C. Penoyer          Director       /s/ Joseph L. Waroquier, Sr.
-----------------------                       ----------------------------
ROBERT C. PENOYER                             JOSEPH L. WAROQUIER, SR.


/s/ Carl J. Peterson           Director
-----------------------
CARL J. PETERSON

EXHIBITS:


     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:



                   EXHIBIT
                   NUMBER          DESCRIPTION
                   ------          -----------

                     10            Material Contracts

                     13            Annual Report to Shareholders for 1999

                     21            Subsidiaries of the Registrant

                     23            1998 Audit Opinion Consent

                     27            Financial Data Schedule