Form 10-Q
period 2000-03-31
CNB FINANCIAL CORP/PA
filed 2000-05-08
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000     Commission File Number 0-13396

                                      or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________   to __________________


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

Yes   X    No _____
    -----

     The number of shares outstanding of the issuer's common stock as of March
                                   31, 2000:

               COMMON STOCK:  $1.00 PAR VALUE - 3,664,768 SHARES

                                     INDEX



                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------


 PAGE   3.     Notes to Consolidated Financial Statements


 PAGE   4.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations


 PAGE  11.     Table 1 - Consolidated Balance Sheets - March 31, 2000


 PAGE  12.     Table 2 - Consolidated Statements of Income - Quarter ending
               March 31, 2000


 PAGE  13.     Table 3 - Consolidated Statements of Cash Flows - Quarter ending
               March 31, 2000


 PAGE  14.     Table 4 - Consolidated Yield Comparisons




                                   PART II.
                               OTHER INFORMATION



 PAGE  15.     ITEM  4    Submission of Matters for Security Holders Vote

 PAGE  15.     ITEM  5    Other Information

 PAGE  15.     ITEM  6    Exhibits and Reports on Form 8-K

 PAGE  15.     Signatures

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

       In the opinion of Management of the registrant, the accompanying consolidated financial statements for the three month periods ended March 31, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2000 is not necessarily indicative of the result to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1999.


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

COMPREHENSIVE INCOME

       Total comprehensive income for the periods ended March 31, 2000 and 1999 were $660,000 and $753,000.


RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments
-------------------------------------

       The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement provides for potential of investment reclassification out of the held-to-maturity category. As amended by FAS No. 137, the standard is effective for fiscal years beginning after June 15, 2000 with earlier adoption permitted. The effect of this standard will depend upon the nature and extent of derivative instruments in place at the time of adoption. The Corporation had no derivative instruments as of March 31, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

       The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's subsidiary County National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of the west central Pennsylvania counties of Clearfield, Cambria, Centre, Elk, Jefferson, and McKean. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC").

       The market area that County National Bank operates in is generally rural in nature. The customer makeup consists of small business and individuals. The health of the economy in the region is mixed with unemployment rates running high in most of our market areas except Centre County. Actual ratings (as of December 1999) by county are as follows: Cameron 6.4%; Centre 2.4%; Clearfield 6.8%; Elk 5.2% Jefferson 5.7%; and McKean 4.5%.

       OVERVIEW OF BALANCE SHEET

       Total assets (shown in Table 1 "Consolidated Balance Sheet") have grown
                              -------
0.4% since year-end 1999 to $563.6 million. The growth has occurred primarily in the loan portfolio. The following comments will further explain the details of asset growth.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents totaled $15,572,000 at March 31, 2000 compared to $21,214,000 on December 31, 1999. This decrease resulted from a reduction of cash build up at year-end for the year 2000 contingency. In addition the Bank has focused on growth of earning assets by reducing the nonearning assets on the balance sheet.

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

INVESTMENT SECURITIES

       Investment securities decreased $1,623,000 since December 31, 1999. Of the Corporation's total investment portfolio of $141,940,000 as of March 31, 2000, $135,628,000 (or 95.6%) is classified as available for sale with the balance of $6,312,000 classified as held to maturity.

       The decrease is mainly a result of the fair market valuation of the bond portfolio. In a rising interest rate environment, bond prices generally decline giving the Corporation an increase in unrealized loss of $892,000. Also adding to the decrease are payments received on mortgage-backed investments. The Corporation generally buys into the market over time and does not attempt to "time" it. In doing this the highs and lows of the market are averaged into the portfolio and minimizes the overall effect of different rate environments.

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

LOANS

       The Corporation's loan volume was good through the first quarter of 2000. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

       At March 31, 2000, the Corporation had $373,273,000 in loans and leases outstanding up $10,509,000 (or 2.9%) since December 31, 1999. This growth pattern is the result of our increased penetration into the commercial lending opportunities within our market. Our focus on commercial lending has expanded over the past year with additional staff increases to handle more small business loans. This focus has resulted in an increase in commercial loans of 5.2% since December 31, 1999, primarily in commercial mortgages.


ALLOWANCE FOR LOAN AND LEASE LOSSES

       The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.07% at December 31, 1999 to 1.03% at March 31, 2000. The dollar amount of the reserve also decreased $35,000 since year-end 1999. The decrease is a result of charge-offs exceeding the reserve expensed during the quarter. The gross charge-offs for the first quarter of 2000 were $240,000 while recoveries were $25,000. This level of charge-offs is an increase when compared to the first quarter of 1999 when charge-offs were $143,000 with recoveries of $44,000. While charge-offs in the first quarter were historically high in dollars, the Corporation is not expecting charge-offs for the year to continue at this rate. Charges are expected to slightly exceed prior year percentages, when compared to outstanding loans, for 2000. In addition, the dollar amount of the reserve is expected to increase over the remainder of the year as the expensed reserve should exceed net charge-offs.

       This trend is consistent with the financial services industry nationwide. It is the result of increased consumer credit problems often resulting in bankruptcies. Management of the Corporation is confident of the loan collection activities it has in place, which has resulted in lower overall levels of loan delinquency.

       Management continues to closely monitor loan delinquency and losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $1,830,000 or 0.32% of total assets on March 31, 2000 compared to $2,142,000 or 0.59% on December 31, 1999.

       The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb inherent losses in the portfolio as of March 31, 2000. Review the 1999 annual report, SEC form 10K, for the process and methodology supporting the loan loss provision.


FUNDING SOURCES

       The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $483,302,000 at March 31, 2000. Deposit decline of 3.5% since year-end 1999 primarily resulted from a runoff of jumbo CD's that were acquired recently, but were excluded from the
premium paid at the time of purchase.   This runoff was expected, as the
interest rate being paid on these deposits was higher than the Corporation generally offers.

       The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During the first three months of 2000, the Corporation borrowed $20 million to accommodate loan growth and to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

       The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $47,543,000 at March 31, 2000 compared to $47,643,000 at December 31, 1999 a decrease of $100,000 (or 0.21%).
In the first three months of 2000, the Corporation earned $1,247,000 and declared dividends of $770,000, a dividend payout ratio of 61.7% of net income.

       Approximately 96% of the investment securities in the Corporation's portfolio are classified as available-for-sale making the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first quarter of 2000 have increased, causing the Bank's bond portfolio to experience a decrease in its market value gains. Also, the financial services sector of the equity market has declined giving the Corporation some depreciation in value, during the period, in equity holdings. The combination of these two market forces has caused a decline in the accumulated other comprehensive income of $587,000.

       The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 10.42% at March 31, 2000 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 9.41% is above the regulatory well-capitalized minimum of 6%. The leverage ratio at March 31, 2000 was 6.42%, also above the well-capitalized minimum standard of 5%. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 11 of the accompanying financial statements provides analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the Asset/Liability Committee (ALCO), which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

       In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor interest rate risk. No material changes have occurred during the period in the Bank's market risk strategy, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 1999.


                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

       For the three months ended March 31, 2000, the Corporation earned $1,247,000 in net income, an increase of 17.4% from $1,062,000 in net income in the same period last year. Net income in the first quarter has been affected by the acquisitions that occurred during 1999. Those acquisitions provided the Corporation with a significant growth in earning assets, which have resulted in increased overall earnings.

INTEREST INCOME AND EXPENSE

       Net interest income totaled $5,287,000 in the first quarter, an increase of 23.3% over the first quarter of 1999. The Bank experienced an increase in earning assets in the past twelve months of 12.7%, which came primarily through the acquisitions that occurred in 1999. However, the interest rate environment the Bank is operating in currently will adversely affect the net interest margin. The competition that is prevalent in our market is causing the cost of funds to increase at a faster pace than the yield on earning assets. Total interest income increased during the quarter by $1,705,000 or 20.6% while interest expense increased by $706,000 or 17.8% when compared to the first quarter of 1999.

       The Corporation recorded a provision for loan and lease losses in the first quarter of $180,000 compared to $154,000 from the first quarter of 1999.

NON-INTEREST INCOME

       Non-interest income increased $209,000 or 29.7% in the first quarter of 2000 when compared to the first quarter of 1999. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the first quarter, account service charges totaled $531,000 up $213,000 (or 67%) over last year's first quarter. These increases in fee income were the result of the growth in the number of customers and related deposit accounts as well as some increases in certain charges over the past twelve months. Also, trust and asset management fees have increased 25.4% over the first quarter of 1999 to $232,000. This increase results from an increase in the market values of our customer accounts and overall growth of the assets held under management.

NON-INTEREST EXPENSE

       Non-interest expense increased $824,000 or 23.5% during the first quarter when compared to the first quarter of 1999. This increased level of non-interest expense is partly attributable to the acquisitions that occurred in 1999, which increased our number of locations by five. The associated amortization expense increased $989,000 in the first quarter of 2000 over 1999.

RETURN ON ASSETS

       For the quarter ended March 31, 2000, the Corporation's return on average assets ("ROA") totaled 0.90% down from the 0.95% recorded in the first quarter of 1999. Operating cash earnings ROA, which represents earnings excluding one-time merger related costs and amortization expense, for the first quarter of 2000 was 1.12% as compared to 1.06% in the same period for 1999.

       Decreased ROA can be attributed to the increase in non-interest expenses, mainly the additional amortization expense as noted above. Management expects operating cash earnings ROA to increase throughout the remaining three quarters of 2000 resulting from enhanced net interest income and operating efficiencies when compared to the first quarter.

RETURN ON EQUITY

       The Corporation's return on average shareholder's equity ("ROE") in the first quarter was 10.6% compared to 9.92% for the first quarter of 1999. The increase can be attributed to the Corporations plan in the previous year to leverage its capital through acquisition. The increase in assets without adding additional capital will provide the shareholders more earnings from the same capital base. Operating cash earnings ROE for the first quarter was 13.19% compared to 10.98% in 1999.

       Management expects improvement in ROE during 2000 and anticipates further increases with earnings growth. The Corporation is currently well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

       Federal income taxes increased to $440,000 in the first quarter of 2000 compared to $267,000 in the first quarter of 1999. The increase in the first quarter primarily reflects higher pre-tax income in the period when compared to the same quarter of the prior year.

FUTURE OUTLOOK

       First quarter results improved when compared to the prior year's first quarter and were consistent with management's expectations. Management continues to focus on asset growth from increased market share. The goal of asset growth is to increase shareholder value as well as provide favorable results in long-term profitability of the Corporation.

       Loan demand was favorable during the first quarter. Loan growth is expected to continue at a moderate pace throughout the remainder of the year. The Corporation's loan to deposit ratio has increased through the first quarter at 76.4% compared to 71.7% at year-end 1999 as funds from the acquisition are being deployed into the market in consumer and small commercial loans. Management expects the loan to deposit ratio to remain constant throughout 2000.

       Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first quarter, total net charge-offs were $215,000 of which consumer net charge-offs totaled $214,000. The charge-off level for the next three quarters is expected to decline somewhat when compared to the first quarter. Management believes that the increased efforts of loan review and collections and our high underwriting standards will give the Bank good charge-off experience when compared to peer institutions.

       Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 2000, the Corporation's efficiency ratio was 58.16% compared to 63.38% for the same period last year.

       The efficiency ratio improved as the level of non-interest income has
increased over the quarter.   Management believes controlling the operating
costs of the Corporation is also imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on noninterest expenses during the remainder of 2000, as the Bank is in the process of a profitability enhancement program and a formal review of our operational processes. The effects of these two procedures will streamline our operations and result in reduced expenses.

       The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has tightened as the interest rate cycle we are in causes competitive pressures in the form of reduced lending rates compared to prime, while the cost of funding is increasing. Overall net interest income continues to increase due to growth in interest earning assets. Management expects further growth in net interest income for the remainder of 2000.

       Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2000.

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

                                    TABLE 1
                          CONSOLIDATED BALANCE SHEETS


CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)
                                                                             March 31,                 Dec. 31
ASSETS                                                                         2000                      1999
                                                                           -------------             -------------
Cash and Due from Banks............................................             $ 15,220                  $ 20,893
Interest bearing deposits with other banks.........................                  352                       321
Federal Funds Sold.................................................                    -                         -
Investment Securities Available for sale...........................              135,628                   136,945
Investment Securities Held to Maturity, fair value of $6,328
at March 31, 2000 and $6,652 at December 31, 1999..................                6,312                     6,618
Loans and Leases...................................................              378,155                   367,711
  Less:  Unearned Discount.........................................                4,882                     4,947
  Less:  Allowance for Loan Losses.................................                3,855                     3,890
                                                                            ------------             -------------
  NET LOANS........................................................              369,418                   358,874
Premises and Equipment.............................................               12,907                    12,854
Accrued Interest Receivable........................................                3,438                     3,463
Loans held for sale................................................                2,818                     2,381
Intangible, net....................................................               15,703                    15,899
Other Assets.......................................................                1,816                     2,914
                                                                            ------------             -------------
  TOTAL ASSETS.....................................................             $563,612                  $561,162

LIABILITIES
Deposits:
  Non-interest bearing deposits....................................             $ 52,897                  $ 54,891
  Interest bearing deposits........................................              430,405                   445,860
                                                                            ------------             -------------
  TOTAL DEPOSITS...................................................              483,302                   500,751
Other Borrowings...................................................               27,565                     6,750
Accrued Interest and Other Liabilities.............................                5,202                     6,018

                                                                            ------------             -------------
  TOTAL LIABILITIES................................................             $516,069                  $513,519


SHAREHOLDERS' EQUITY
  Common Stock $1.00 Par Value
  Authorized 10,000,000 Shares
  Issued 3,693,500 Shares..........................................             $  3,694                  $  3,694
  Additional paid in Capital.......................................                3,723                     3,717
  Retained Earnings................................................               42,754                    42,278
  Treasury Stock, At Cost..........................................                 (710)                     (715)
  (28,732 Shares for March 2000, 29,191 for December 1999)
  Accumulated other comprehensive income...........................               (1,918)                   (1,331)
                                                                            ------------             -------------
  TOTAL SHAREHOLDERS' EQUITY.......................................               47,543                    47,643

                                                                            ------------             -------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.........................             $563,612                  $561,162

                                    TABLE 2
                       CONSOLIDATED STATEMENTS OF INCOME

Loans including Fees..............................................           $7,874                $6,608
Deposits with Other Banks.........................................               19                     3
Federal Funds Sold................................................                6                   158
Investment Securities:
   Taxable........................................................            1,520                   960
   Tax-Exempt.....................................................              466                   476
   Dividends......................................................               84                    59
                                                                         ----------           -----------
   TOTAL INTEREST INCOME..........................................           $9,969                $8,264

INTEREST EXPENSE
Deposits..........................................................           $4,474                $3,705
Borrowed Funds....................................................              208                   271
                                                                         ----------           -----------
   TOTAL INTEREST EXPENSE.........................................           $4,682                $3,976

   Net Interest Income............................................           $5,287                $4,288
   Provision for possible loan losses.............................              180                   154
                                                                         ----------           -----------
NET INTEREST INCOME AFTER PROVISION...............................           $5,107                $4,134

OTHER INCOME
Trust & Asset Management Fees.....................................           $  232                $  185
Service charges on deposit accounts...............................              531                   318
Other service charges and fees....................................              132                    89
Securities gains..................................................              (41)                    -
Gains on Sale of Loans............................................                7                    26
Other income......................................................               51                    85
                                                                         ----------           -----------
   TOTAL OTHER INCOME.............................................           $  912                $  703

OTHER EXPENSES
Salaries..........................................................           $1,495                $1,370
Employee benefits.................................................              574                   465
Net occupancy expense.............................................              640                   481
Amortization......................................................              463                   171
Other.............................................................            1,160                 1,021
                                                                         ----------           -----------
   TOTAL OTHER EXPENSES...........................................           $4,332                $3,508


Income Before Income Taxes........................................           $1,687                $1,329
Applicable Income Taxes...........................................              440                   267
                                                                         ----------           -----------

   NET INCOME.....................................................           $1,247                $1,062
                                                                         ==========           ===========

Per Share Data
--------------
Net income, basic.................................................       $     0.34           $      0.29
Net income, fully diluted.........................................       $     0.34           $      0.29
Cash Dividends Per Share..........................................       $     0.21           $      0.20

                                    TABLE 3
                     CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements Of Cash Flows (Unaudited)
(Dollars In Thousands)
                                                                                      Three Months ended March 31,
Cash flows from operating activities:                                                   2000                 1999
                                                                                  -----------------    ------------------
Net Income..................................................................               $  1,247              $  1,062
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses................................................                   180                   154
    Depreciation and amortization...........................................                    733                   405
    Amortization and accretion and deferred loan fees.......................                   (100)                  172
    Deferred Taxes..........................................................                   (219)                 (166)
    Security ( Gains) Losses................................................                     41                     -
    Gain on sale of loans...................................................                     (7)                  (26)
   Net losses on dispositions of acquired property..........................                      -                    30
Changes in:
   Proceeds from sale of loans..............................................                  1,926                 6,471
   Origination of loans for sale............................................                 (2,356)               (6,025)
    Interest receivable.....................................................                     25                  (220)
    Other assets and intangibles............................................                    667                (5,777)
    Interest payable........................................................                    (67)                  279
    Other liabilities.......................................................                   (226)                  548
                                                                                  -----------------    ------------------
Net cash provided by operating activities...................................                  1,844                (3,093)

Cash flows from investing activities:
  Proceeds from maturities of:
    Securities held to maturity.............................................                    305                     -
    Securities available for sale...........................................                  3,876                 7,008
  Proceeds from sales of securities available for sale......................                  2,475                   154
  Purchase of:..............................................................                 (6,004)              (17,295)
    Securities available for sale...........................................                (10,586)               (9,809)
  Net principal disbursed on loans..........................................                      -                     -
  (Purchase) of Federal Home Loan Bank Stock................................                      -                     -
  Purchase of premises and equipment........................................                   (323)                 (134)
  Proceeds from the sale of foreclosed assets...............................                    165                   124
                                                                                  -----------------    ------------------
Net cash used in investing activities.......................................                (10,092)              (19,952)
Cash flows from financing activities:
  Net change in:
    Checking, money market and savings accounts.............................                 (6,899)              (13,506)
    Certificates of deposit.................................................                (10,550)               30,347
    Acquisition of treasury stock...........................................                      5                  (615)
    Sale of treasury stock..................................................                      5                     6
    Cash dividends paid.....................................................                   (770)                 (685)
  Net advances (repayments) from other borrowings...........................                 20,815                 5,356
                                                                                  -----------------    ------------------
Net cash provided by financing activities...................................                  2,606                20,903

Net increase (decrease)  in cash and cash equivalents.......................                 (5,642)               (2,142)
Cash and cash equivalents at beginning of year..............................                 21,214                26,093
                                                                                  -----------------    ------------------
Cash and cash equivalents at end of period..................................               $ 15,572              $ 23,951
                                                                                  =================    ==================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (including amount credited directly to certificate accounts)...               $  4,615              $  4,255
    Income Taxes............................................................                      -              $    125

Noncash Investing Activities:
    (Dec.)  in net unrealized gain on securities available for sale.........                      -                 ($317)
    (Inc.)  in net unrealized gain on securities available for sale.........                  ($587)                    -

                                    TABLE 4
                        CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)
                                                              March 31, 2000                                March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                    Average      Annual        Interest             Average      Annual     Interest
                                                    Balance       Rate        Inc./Exp.             Balance       Rate     Inc./Exp.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks               $  1,340        5.67%       $    19              $    282      4.26%      $    3
Federal funds sold and securities
     purchased under agreements to resell               445        5.39%             6                13,332      4.08%         136
Investment Securities:
    Taxable                                          98,496        6.17%         1,520                72,924      4.96%         905
    Tax-Exempt (1)                                   37,485        6.88%           645                37,948      7.00%         664
    Equity Investments (1)                            6,755        5.86%            99                 5,706      4.70%          67
------------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                 144,521        6.34%         2,289               130,192      5.45%       1,775
Loans
    Commercial (1)                                   75,262        8.72%         1,640                64,790      7.87%       1,274
    Mortgage (1)                                    214,701        8.58%         4,603               186,184      8.02%       3,732
    Installment                                      48,233        9.29%         1,120                41,121      8.44%         868
    Leasing                                          31,118        7.30%           568                26,437      7.60%         502
------------------------------------------------------------------------------------------------------------------------------------
  Total loans (2)                                   369,314        8.59%         7,931               318,532      8.01%       6,376
Total earning assets                                513,835        7.96%        10,220               448,724      7.27%       8,151
Non Interest Bearing Assets
   Cash & Due From Banks                             13,040                          -                10,649                      -
    Premises & Equipment                             12,939                          -                10,643                      -
    Other Assets                                     20,998                          -                11,103                      -
    Allowance for Possible Loan Losses               (3,735)                         -                (3,365)                     -
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                 43,242           -              -                29,030         -            -
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                       $557,077                    $10,220              $477,754                 $8,151
                                                   =================================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                      $118,526        2.46%       $   730              $114,071      2.78%      $  793
    Savings                                          72,610        3.64%           660                63,605      3.03%         482
    Time                                            246,617        5.00%         3,083               184,913      4.86%       2,246
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                   437,753        4.09%         4,473               362,589      3.88%       3,521
Short-term borrowings                                 8,546        5.90%           126                 1,453      4.96%          18
Long-term borrowings                                  5,769        5.75%            83                19,906      5.08%         253
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                452,068        4.14%         4,682               383,948      3.95%       3,792
Demand - non-interest-bearing                        49,822                          -                38,490                      -
Other liabilities                                     5,114                          -                 6,348                      -
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                 507,004                      4,682               428,786                  3,792
Shareholders' equity                                 50,073           -              -                48,968         -            -
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         $557,077                    $ 4,682              $477,754                 $3,792
                                                   =================================================================================

Interest income/earning assets                                     7.96%        10,220                            7.27%       8,151
Interest expense/interest bearing liabilities                      4.14%         4,682                            3.95%       3,792
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                3.81%       $ 5,538                            3.32%      $4,359
                                                                 ======================                        =====================

Interest Income/Interest Earning Assets                            7.96%       $10,220                            7.27%      $8,151
Interest expense/Interest Earning Assets                           3.64%         4,682                            3.38%       3,792
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                4.31%       $ 5,538                            3.89%      $4,359
                                                                 ======================                        =====================


(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2000 and 1999, adjusted for certain tax preferences.
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

                          PART II  OTHER INFORMATION



          ITEM 4.   SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                    None

          ITEM 5.   OTHER INFORMATION

                    None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    There were no reports for the period ended March 31, 2000.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CNB FINANCIAL CORPORATION
                                          (Registrant)



DATE:     May 5, 2000               /s/  James P. Moore
      --------------------          --------------------------
                                    James P. Moore
                                    President and Director
                                    (Principal Executive Officer)



DATE:     May 5, 2000               /s/  Joseph B. Bower, Jr.
      ---------------------         ---------------------------
                                    Joseph B. Bower, Jr.
                                    Treasurer
                                    (Principal Financial Officer)
                                    (Principal Accounting Officer)