Form 10-Q
period 2000-06-30
CNB FINANCIAL CORP/PA
filed 2000-08-14
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                F O R M 10 - Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------------

                         Commission File Number 0-13396

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

     Pennsylvania                             25-1450605
     ------------                             ----------
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


      The number of shares outstanding of the issuer's common stock as of July 31, 2000:

               COMMON STOCK:  $1.00 PAR VALUE - 3,665,525 SHARES

                                     INDEX
                                    PART I.
                             FINANCIAL INFORMATION


Sequential
Page Number
-----------


 PAGE 3.    Consolidated Balance Sheets - June 30, 2000 and December 31, 1999


 PAGE 4.    Consolidated Statements of Income - Quarter ending June 30, 2000 and
            1999

PAGE  5.    Consolidated Statements of Income - Six months ennding
            June 30, 2000 and 1999

PAGE  6.    Consolidated Statements of Comprehensive Income for the quarter and six months ending June 30, 2000 and 1999

PAGE  7.    Consolidated Statements of Cash Flows - Six months
            ending June 30, 2000 and 1999

PAGE  8.    Notes to Consolidated Financial Statements


PAGE  10.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations


PAGE  12.   Quantitative and Qualitative Disclosures About Market Risk

                                    PART II.
                               OTHER INFORMATION

PAGE  16.  ITEM  1    Legal Proceedings

PAGE  16.  ITEM  2    Changes in Securities and Use of Proceeds

PAGE  16.  ITEM  3    Defaults Upon Senior Securities

PAGE  16.  ITEM  4    Submission of Matters for Security Holders Vote

PAGE  16.  ITEM  5    Other Information

PAGE  16.  ITEM  6    Exhibits and Reports on Form 8-K

PAGE  16.  Signatures

                          CONSOLIDATED BALANCE SHEETS


CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

                                                                                 June 30,          Dec. 31,
ASSETS                                                                             2000              1999
                                                                              -------------     -------------
Cash and due from banks....................................................   $      15,658     $      20,893
Interest bearing deposits with other banks.................................           1,243               321
                                                                              -------------     -------------
  Total cash and cash equivalents                                                    16,901            21,214
Securities available for sale.............................................          132,930           136,945
Investment securities held to maturity, fair value of $6,467
at June 30, 2000, and $6,652 at December 31, 1999                                     6,455             6,618
Loans and leases..........................................................          382,141           367,711
  Less:  unearned discount................................................            4,546             4,947
  Less: allowance for loan losses.........................................            3,913             3,890
                                                                              -------------     -------------
  NET LOANS...............................................................          373,682           358,874
Premises and equipment....................................................           12,950            12,854
Accrued interest receivable...............................................            3,528             3,463
Loans held for sale.......................................................            1,297             2,381
Intangible, net...........................................................           15,255            15,899
Other assets..............................................................            1,636             2,914
                                                                              -------------     -------------
  TOTAL ASSETS............................................................    $     564,634     $     561,162
                                                                              =============     =============

LIABILITIES
Deposits:
  Non-interest bearing deposits...........................................    $      54,900     $      54,891
  Interest bearing deposits...............................................          431,941           445,860

                                                                              -------------     -------------
  TOTAL DEPOSITS..........................................................          486,841           500,751
Other borrowings..........................................................           23,190             6,750
Accrued interest and other liabilities....................................            6,283             6,018
                                                                              -------------     -------------
  TOTAL LIABILITIES.......................................................          516,314           513,519


SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares ................................................            3,694             3,694
  Additional paid in capital..............................................            3,728             3,717
  Retained earnings.......................................................           43,377            42,278
  Treasury stock, at cost ................................................             (703)             (715)
   (27,975 shares for June 2000, and 29,191 for December 1999)
  Accumulated other comprehensive income..................................           (1,776)           (1,331)

                                                                              -------------     -------------
  TOTAL SHAREHOLDERS' EQUITY..............................................           48,320            47,643
                                                                              -------------     -------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY................................    $     564,634     $     561,162
                                                                              =============     =============

                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                                     THREE MONTHS ENDED JUNE 30

INTEREST INCOME                                                                   2000                    1999
                                                                              -----------              ----------
Loans including fees.....................................................         $ 8,138                  $6,780
Deposits with other banks................................................              12                       6
Federal funds sold.......................................................               0                      50
Investment securities:
   Taxable...............................................................           1,464                   1,007
   Tax-exempt............................................................             461                     476
   Dividends.............................................................             158                      56
                                                                              -----------              ----------
   TOTAL INTEREST INCOME.................................................          10,233                   8,375

INTEREST EXPENSE
Deposits.................................................................           4,481                   3,641
Borrowed funds...........................................................             442                     264
                                                                              -----------              ----------
   TOTAL INTEREST EXPENSE................................................           4,923                   3,905
                                                                              -----------              ----------
   Net interest income...................................................           5,310                   4,470
   Provision for possible loan losses....................................             207                     153
                                                                              -----------              ----------
NET INTEREST INCOME AFTER PROVISION......................................           5,103                   4,317

OTHER INCOME
Trust & asset management fees............................................             218                     198
Service charges on deposit accounts......................................             580                     387
Other service charges and fees...........................................             180                      97
Securities gains(losses).................................................               6                      29
Gains on sale of loans...................................................              27                      26
Other income.............................................................              81                     153
                                                                              -----------              ----------
   TOTAL OTHER INCOME....................................................           1,092                     890

OTHER EXPENSES
Salaries.................................................................           1,630                   1,353
Employee benefits........................................................             586                     515
Net occupancy expense....................................................             582                     468
Amortization of intangible...............................................             463                     216
Other....................................................................           1,074                   1,049
                                                                              -----------              ----------
   TOTAL OTHER EXPENSES..................................................           4,335                   3,601
                                                                              -----------              ----------

Income before income taxes...............................................           1,860                   1,606
Applicable income taxes..................................................             467                     388
                                                                              -----------              ----------

   NET INCOME............................................................         $ 1,393                  $1,218
                                                                              ===========              ==========

Earnings Per Share, Based on Weighted Average Shares Outstanding
----------------------------------------------------------------
Net income, basic........................................................           $0.38                   $0.33
Net income, fully diluted................................................           $0.38                   $0.33
Cash dividends per share.................................................           $0.21                   $0.20

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                                             SIX MONTHS ENDED JUNE 30

INTEREST AND DIVIDEND INCOME                                                              2000                  1999
                                                                                      ------------         -------------
Loans including fees.............................................................     $     16,012         $      13,388
Deposits with other banks........................................................               31                     9
Federal funds sold...............................................................                6                   208
Investment securities:
   Taxable.......................................................................            2,984                 1,967
   Tax-exempt....................................................................              927                   952
   Dividends.....................................................................              242                   115
                                                                                      ------------         -------------
   TOTAL INTEREST AND DIVIDEND INCOME............................................           20,202                16,639
                                                                                      ------------         -------------

INTEREST EXPENSE
Deposits.........................................................................            8,955                 7,346
Borrowed funds...................................................................              650                   535
                                                                                      ------------         -------------
   TOTAL INTEREST EXPENSE........................................................            9,605                 7,881
                                                                                      ------------         -------------
   Net interest income...........................................................           10,597                 8,758
   Provision for possible loan losses............................................              387                   307
                                                                                      ------------         -------------
NET INTEREST INCOME AFTER PROVISION..............................................           10,210                 8,451
                                                                                      ------------         -------------

OTHER INCOME
Trust & asset management fees....................................................              450                   383
Service charges on deposit accounts..............................................            1,111                   705
Other service charges and fees...................................................              312                   186
Securities gains(losses).........................................................              (35)                   29
Gains on sale of loans...........................................................               34                    52
Other............................................................................              132                   238
                                                                                      ------------         -------------
   TOTAL OTHER INCOME............................................................            2,004                 1,593
                                                                                      ------------         -------------

OTHER EXPENSES
Salaries.........................................................................            3,125                 2,723
Employee benefits................................................................            1,160                   980
Net occupancy expense............................................................            1,222                   949
Amortization of intangible.......................................................              926                   387
Other............................................................................            2,234                 2,070
                                                                                      ------------         -------------
   TOTAL OTHER EXPENSES..........................................................            8,667                 7,109
                                                                                      ------------         -------------

Income before income taxes.......................................................            3,547                 2,935
Applicable income taxes..........................................................              907                   655
                                                                                      ------------         -------------
   NET INCOME....................................................................          $ 2,640               $ 2,280
                                                                                      ============         =============

Earnings Per Share, Based on Weighted Average Shares Outstanding
----------------------------------------------------------------
Net income, basic................................................................            $0.72                 $0.62
Net income, fully diluted........................................................            $0.72                 $0.62
Cash dividends per share.........................................................            $0.42                 $0.40

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


CNB FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                          Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,
                                                                               --------                          --------
                                                                          2000           1999               2000           1999
                                                                       --------       --------            --------       --------
Net Income                                                             $  1,393       $  1,218            $  2,640       $  2,280

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                                                     146         (1,124)               (468)        (1,433)
    Less: Reclassified adjustment for
      accumulated gains/(losses)
      included in net income                                                  4             19                 (23)            19
                                                                       --------       --------            --------       --------
    Unrealized gains/(losses) on securities                                 142         (1,143)               (445)        (1,452)
                                                                       --------       --------            --------       --------
    Comprehensive income                                               $  1,535       $     75            $  2,195       $    828
                                                                       ========       ========            ========       ========

                        CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                                   Six Months Ended June 30
Cash flows from operating activities:                                              2000              1999
                                                                               ------------      --------------
Net Income....................................................................     $  2,640            $  2,280
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses.................................................          387                 307
    Depreciation and amortization.............................................        1,470                 884
    Amortization and accretion and deferred loan fees.........................         (237)                223
    Deferred Taxes............................................................          478                (411)
    Security Gains............................................................           35                 (29)
    Gain on sale of loans.....................................................          (34)                (52)
   Net (gains) losses on dispositions of acquired property....................            0                  22
Changes in:
   Proceeds from sale of loans................................................        5,618              12,355
   Origination of loans for sale..............................................       (4,500)             (9,741)
    Interest receivable.......................................................          (65)               (127)
    Other assets and intangibles..............................................          830                (872)
    Interest payable..........................................................         (161)                157
    Other liabilities.........................................................          177               3,044
                                                                               ------------      --------------
Net cash provided by operating activities.....................................        6,638               8,040
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity.............................................          310                 800
      Securities available for sale...........................................        8,197              14,326
  Proceeds from sales of securities available for sale........................        4,934               4,329
  Purchase of securities available for sale...................................       (9,924)            (23,251)
  Acquisitions, net of cash received..........................................            0              (4,742)
  Net principal disbursed on loans............................................      (14,861)            (14,275)
  Purchase of Federal Reserve Bank Stock......................................         (146)                  0
  Purchase of premises and equipment..........................................         (640)               (258)
  Proceeds from the sale of foreclosed assets.................................          165                 (22)
                                                                               ------------      --------------
Net cash used in investing activities.........................................      (11,965)            (23,093)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts.............................       (4,203)            (29,962)
      Certificates of deposit.................................................       (9,707)             26,751
     Acquisition of treasury stock............................................            0                (612)
      Sale of treasury stock..................................................           23                  12
      Cash dividends paid.....................................................       (1,539)             (1,433)
  Net advances from other borrowings..........................................       16,440               6,426
                                                                               ------------      --------------
Net cash provided by financing activities.....................................        1,014               1,182
                                                                               ------------      --------------

Net increase (decrease) in cash and cash equivalents..........................       (4,313)            (13,871)
Cash and cash equivalents at beginning of year................................       21,214              26,093
                                                                               ------------      --------------
Cash and cash equivalents at end of period....................................     $ 16,901            $ 12,222
                                                                               ============      ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to certificate accounts)....     $  9,444            $  8,049
     Income Taxes.............................................................     $    540            $    525
Noncash Investing Activities:
      (Dec.)  in net unrealized gain on securities available for sale.........     $      0             ($1,451)
      (Inc.)  in net unrealized loss on securities available for sale.........     $  ($675)           $      0


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

  In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and six month periods ended June 30, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and six-month periods ended June 30, 2000 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments
-------------------------------------

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement provides for potential investment reclassification out of the held-to-maturity category. As amended by FAS No. 137, the standard is effective for fiscal years beginning after June 15, 2000 with earlier adoption permitted. The effect of this standard will depend upon the nature and extent of derivative instruments in place at the time of adoption. The Corporation had no derivative instruments as of June 30, 2000.

                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)


                                                              June 30, 2000                              June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                   Average         Annual    Interest          Average   Annual   Interest
                                                   Balance          Rate     Inc./Exp.         Balance    Rate    Inc./Exp.
----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks              $  1,101          5.63%          31               336     5.36%          9
Federal funds sold and securities
     purchased under agreements to resell              222          5.41%           6             8,634     4.82%        208
Investment Securities:
    Taxable                                         97,271          6.14%       2,984            74,582     5.31%      1,979
    Tax-Exempt  (1)                                 36,169          7.08%       1,280            38,069     6.96%      1,324

    Equity Investments  (1)                          8,973          6.58%         295             5,552     4.97%        138
----------------------------------------------------------------------------------------------------------------------------
  Total Investments                                143,736          6.40%       4,596           127,173     5.75%      3,658
Loans
    Commercial  (1)                                 77,323          8.78%       3,395            65,418     8.12%      2,656
    Mortgage      (1)                              218,830          8.57%       9,381           188,353     8.47%      7,980
    Installment                                     46,957          9.47%       2,223            41,088     8.88%      1,825
    Leasing                                         30,802          7.29%       1,123            27,478     7.50%      1,030
----------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                 373,912          8.62%      16,122           322,337     8.37%     13,491
                                              ------------                 ------------      ----------         ------------
Total earning assets                               517,648          8.00%      20,718           449,510     7.63%     17,149
Non Interest Bearing Assets
   Cash & Due From Banks                            13,840                         --            10,944                   --
    Premises & Equipment                            12,936                         --            10,594                   --
    Other Assets                                    20,162                         --            12,326                   --
    Allowance for Possible Loan Losses              (3,816)                        --            (3,438)                  --
----------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                43,122            --           --            30,426       --          --
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                      $560,770                    $20,718          $479,936              $17,149
                                              ==============================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                      118,340          2.44%       1,443           108,042     2.63%      1,422
    Savings                                         72,839          3.68%       1,341            65,247     3.20%      1,044
    Time                                           242,328          5.09%       6,171           190,246     5.13%      4,880
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                  433,507          4.13%       8,955           363,535     4.04%      7,346
Short-term borrowings                                8,510          5.92%         252             3,558     4.72%         84
Long-term borrowings                                12,885          6.18%         398            17,839     5.06%        451
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities               454,902          4.22%       9,605           384,932     4.09%      7,881
Demand - non-interest-bearing                       51,525                         --            40,129       --          --
Other liabilities                                    5,262                         --             5,900       --          --
----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                511,689                      9,605           430,961     3.66%      7,881
Shareholders' equity                                49,082                         --            48,975       --          --
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         560,771                      9,605           479,936                7,881
                                              ==============================================================================


Interest income/earning assets                                      8.00%      20,718                       7.63%    $17,149
Interest expense/interest bearing liabilities                       4.22%       9,605                       4.09%      7,881
----------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                 3.78%     $11,113                       3.54%    $ 9,268
                                                          ===========================  ======          =====================


Interest Income/Interest Earning Assets                             8.00%     $20,718                       7.63%    $17,149
Interest expense/Interest Earning Assets                            3.71%       9,605                       3.51%      7,881
============================================================================================================================

(1) The amounts are reflected on a fully tax equity basis using the federal statutory rate of 34% in 2000 and 1999, adjusted for certain tax preferences
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

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

          The market area that County National Bank operates in is rural in nature. The customer makeup consists of small business and individuals. The health of the economy in the region is mixed with unemployment rates running high in most of our market areas except Centre County. Actual unemployment percentages (as of December 1999) by county are as follows: Cameron 6.4%; Centre 2.4%; Clearfield 6.8%; Elk 5.2%; Jefferson 5.7%; and McKean 4.5%.

OVERVIEW OF BALANCE SHEET

          Total assets (shown in the Consolidated Balance Sheet) have grown 0.6% since year-end 1999 to $564.6 million. The growth has occurred primarily in the loan portfolio. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents totaled $16,901,000 at June 30, 2000 compared to $21,214,000 on December 31, 1999. This decrease resulted from a reduction of cash build up at year-end 1999 as a contingency for potential risk of the year 2000 date change. Also, the Corporation has focused on changing the cash balance from a non-earning asset to an earning asset.

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

SECURITIES

          Securities decreased $4.2 million (or 2.9%) since December 31, 1999. Of the Corporation's total securities portfolio, $132,930,000 as of June 30, 2000, (or 95.4%) is classified as available for sale with the balance of $6,455,000 classified as held to maturity.

          The decrease results from payments received on mortgage-backed securities, which were not reinvested into the portfolio but were used to fund loan growth. Also, contributing to the decrease was a change in the fair market valuation of the bond portfolio. In a rising interest rate environment, bond prices generally decline. This increase gave the Corporation an increase in unrealized loss of $670,000. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In doing this the highs and lows of the market are averaged into the portfolio and minimizes the overall effect of different rate environments.

          Management monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset / Liability Committee ("ALCO') meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

          The Corporation's loan demand remained strong during the first six months of 2000. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

          A June 30, 2000, the Corporation had $377,595,000 in loans and leases outstanding, net of unearned discount, up $14,831,000 (or 4.1%) since December 31, 1999. This growth pattern is the result of our increased penetration into the commercial lending opportunities within our market. Our focus on commercial lending has expanded over the past several years with additional staff increases to handle more small business loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

          The Allowance for Loan and Lease Losses as a percentage of loans decreased from 1.07% at December 31, 1999 to 1.04% at June 30, 2000. The dollar amount of the reserve increased $23,000 since year-end 1999. The increase is a result of the provision of $387,000 expensed during the six months less net charge-offs. The gross charge-offs for the six months of 2000 were $421,000 while recoveries were $57,000. This level of charge-offs is an increase from the six months of 1999 when charge-offs were $330,000 with recoveries of $80,000. While the dollar amount of charge-offs has increased by 27.5%, charge-offs as a percentage of loans remained the same at 0.11%.

          Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due and non-accrual loans were $1,503,000 or 0.40% of total loans on June 30, 2000 compared to $2,142,000 or 0.48% on December 31, 1999.

          The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb probable losses in the portfolio as of June 30, 2000. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

FUNDING SOURCES

          The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation reaching $486,841,000 at June 30, 2000. Deposit decline of 2.8% since year-end 1999 primarily resulted from a runoff of jumbo CD's that were acquired via our branch purchases, but were excluded from the premium paid at the time of purchase. This runoff was anticipated, as the interest rate being paid on these deposits was higher than the Corporation generally offers.

          The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. During 2000, the Corporation borrowed $20 million to fund loan growth and to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

          The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $48,320,000 at June 30, 2000 compared to $47,643,000 at December 31, 1999 an increase of $677,000 (or 1.4%). In the first six months of 2000, the Corporation earned $2,640,000 and declared dividends of $1,539,000, a dividend payout ratio of 58.3% of net income.

          Approximately 95% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first six months of 2000 have been fairly stable. This situation has caused a decline in accumulated other comprehensive income which is included in stockholders' equity of $445,000 since December 31, 1999.

          The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 10.61% at June 30, 2000 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 9.61% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2000 was 6.60%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

          Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 6 of the accompanying financial statements provides analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor the Corporation's interest rate risk position. No material changes have occurred during the period in the Bank's market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 1999.

                             RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

          The Corporation had net income of $1,393,000 and $2,640,000 for the second quarter and first six months of 2000, respectively. The earnings per diluted share for the respective periods were $0.38 and $0.72. Net income was $1,218,000 and $2,280,000 for the second quarter and first six months of 1999, which equates to earnings per diluted share of $0.33 and $0.62, respectively. The return on assets and the return on equity for the six months of 2000 are 0.94% and 10.79%.

INTEREST INCOME AND EXPENSE

          Net interest income totaled $5,310,000 in the second quarter, an increase of 18.8% over the second quarter of 1999 and totaled $10,597,000 for the six months of 2000, an increase of 21.0% over the prior year. The Bank experienced an increase in earning assets in the past twelve months of 17.2%, which came primarily through the acquisitions that occurred in 1999. Total interest income increased during the quarter by $1,858,000 or 22.2% while interest expense increased by $1,018,000 or 26.1% when compared to the second quarter of 1999.

          The Corporation recorded a provision for loan and lease losses in the second quarter of $207,000 compared to the second quarter of 1999 at $153,000 and $387,000 for the six months of 2000 compared to $307,000 in 1999. Based on managements evaluation of problem loans, increased charge-offs and growth in the loan portfolio, managements' analysis indicates the need for a higher allowance provision.

NON-INTEREST INCOME

          Non-interest income increased $202,000 (22.7%) and $411,000 (25.8%) in the second quarter and six months of 2000, respectively, when compared to the same periods in 1999. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the six months, account service charges totaled $1,111,000 up $406,000 (or 57.6%) over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts over the past twelve months. Also, trust and asset management fees continue to improve as they increased 17.5% over 1999 to $450,000.

NON-INTEREST EXPENSE

          Non-interest expense increased $734,000 or 20.4% during the second quarter of 2000 and $1,558,000 or 21.9% in the six months of 2000 when compared to the same periods in 1999. This increased level of non-interest expense is attributable to the acquisitions that occurred during 1999, which increased our number of locations by five. Increases in salaries and benefits of $582,000 and amortization expense of $539,000 in the first six months of 2000 over 1999 were mainly due to these acquisitions.

RETURN ON ASSETS

     For the six months ended June 30, 2000, the Corporation's return on average assets ("ROA") totaled 0.94% down from the 0.96% recorded in 1999. Operating cash earnings ROA, which represents earnings excluding one-time merger related costs and amortization expense, for the six months of 2000 was 1.16% as compared to 1.13% in the same period for 1999.

          The increase in operating cash earnings ROA reflects continued improvement in the core operations of the Corporation. Exclusive of the amortization of the premium paid for deposits, earnings continue to increase, 28.2% over the prior year. With the focus on earnings from core assets, the Corporation realized an increase in ROA for the first time in several years.

RETURN ON EQUITY

          The Corporation's return on average shareholder's equity ("ROE") in the first six months was 10.79% compared to 9.97% for 1999. The increase can be attributed to the Corporation's plan in the previous year to leverage its capital through acquisition. The increase in assets without adding additional capital will provide the shareholders more earnings from the same capital base. Operating cash earnings ROE for the first six months was 13.29% compared to 11.78% in 1999.

          Management expects improvement in ROE during 2000 and anticipates further increases with earnings growth. The Corporation is currently well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

          Federal income tax expense was $467,000 in the second quarter of 2000 compared to $388,000 in the second quarter of 1999. For the six-month period comparisons, the federal tax expense was $907,000 in 2000 and $655,000 in 1999. The increase reflects higher pre-tax income in the period when compared to the same period in the prior year.

FUTURE OUTLOOK

          Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on asset growth from increased market share. The goal of asset growth is to increase shareholder value as well as provide favorable results in the long-term profitability of the Corporation.

          Loan demand was favorable during the first six months. Loan growth is expected to continue at a moderate to slower pace throughout the remainder of the year. The Corporation's loan to deposit ratio has increased through the first six months to 76.8% compared to 71.7% at year-end 1999 as funds from the acquisition are being deployed into the market mainly in consumer and small commercial loans. Management expects the loan to deposit ratio to remain constant throughout the second half of 2000.

          Consumer loan charge-offs in the second quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first six months, total net charge-offs were $364,000 of which consumer net charge-offs totaled $302,000. The charge-off level for the remainder of 2000 is expected to decline somewhat when compared to the first six months. Management believes that the increased efforts of loan review and collections and our high underwriting standards will give the Bank favorable charge-off history when compared to peer institutions.

          Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2000, the Corporation's efficiency ratio was 57.43% compared to 65.91% for the same period last year.

          The efficiency ratio improved as the level of non-interest income has increased over the year. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on non-interest expenses during the remainder of 2000, as the Bank implements a profitability enhancement program and a formal review of our operational processes. The effects of these two procedures will streamline our operations and result in an incremental reduction of expenses.

          The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has remained the central focus of management as competitive pressures in the form of reduced lending rates coupled with higher cost of funds has created pressure to the margin. Overall net interest income continues to increase due to growth in interest earning assets. Management expects further growth in net interest income for the remainder of 2000.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

          Certain statements contained in the report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," "estimate" or "projected" and similar expressions as they relate to CNB Financial Corporation or its management are intended to identify such forward looking statements. CNB Financial Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

                           PART II  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS  -  None

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES  -  None

  ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

          CNB Financial Corporation held its Annual Meeting of Shareholders on April 18, 2000, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                            Election of Directors

          Robert E. Brown  James P. Moore  Robert C. Penoyer Joseph L. Waroquier
For          2,746,788       2,756,869         2,741,544         2,746,788

The total shares voted at the annual meeting were 2,829,627.

  ITEM 5. OTHER INFORMATION  -  None


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          The Corporation filed an 8-K on May 16, 2000 to report the engagement of Crowe Chizek and Company, LLP as its external auditors.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNB FINANCIAL CORPORATION
                                       (Registrant)



DATE:    August 10, 2000        /s/  James P. Moore
         -------------------    -------------------------------
                                James P. Moore
                                President and Director
                                (Principal Executive Officer)



DATE:    August 10, 2000        /s/  Joseph B. Bower, Jr.
         -------------------    -------------------------------
                                Joseph B. Bower, Jr.
                                Treasurer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)