Form 10-Q
period 2000-09-30
CNB FINANCIAL CORP/PA
filed 2000-11-13
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X      No
        -----       -----

The number of shares outstanding of the issuer's common stock as of November 13, 2000:

               COMMON STOCK:  $1.00 PAR VALUE - 3,666,035 SHARES

                                     INDEX

                                    PART I.
                             FINANCIAL INFORMATION

Sequential
Page Number
-----------
 PAGE   3.    Consolidated Balance Sheets - September 30, 2000 and December 31, 1999

 PAGE   4.    Consolidated Statements of Income - Quarter ending September 30, 2000 and 1999

 PAGE   5.    Consolidated Statements of Income - nine months ending September 30, 2000 and 1999

 PAGE   6.    Consolidated Statements of Comprehensive Income for the quarter and nine months ending September 30,
              2000 and 1999

 PAGE   7.    Consolidated Statements of Cash Flows - nine months ending September 30, 2000 and 1999

 PAGE   8.    Notes to Consolidated Financial Statements

 PAGE  10.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations

 PAGE  12.    Quantitative and Qualitative Disclosures About Market Risk

                                    PART II.
                               OTHER INFORMATION
 PAGE  15.    ITEM   1.    Legal Proceedings

 PAGE  15.    ITEM   2.    Changes in Securities and Use of Proceeds

 PAGE  15.    ITEM   3.    Defaults Upon Senior Securities

 PAGE  15.    ITEM   4.    Submission of Matters for Security Holders Vote

 PAGE  15.    ITEM   5.    Other Information

 PAGE  15.    ITEM   6.    Exhibits and Reports on Form 8-K

 PAGE  15.    Signatures


                          CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                Sep. 30,          Dec. 31,
ASSETS                                                                            2000              1999
                                                                              --------------    --------------
Cash and due from banks.....................................................        $16,085           $20,893
Interest bearing deposits with other banks..................................          1,502               321
                                                                              --------------    --------------
  Total cash and cash equivalents                                                    17,587            21,214
Securities available for sale...............................................        137,771           136,945
Investment securities held to maturity, fair value of $3,062
at  September 30, 2000, and $6,652 at December 31, 1999.....................          3,025             6,618
Loans held for sale.........................................................          2,435             2,381
Loans and leases............................................................        366,155           367,711
  Less:  unearned discount..................................................          4,103             4,947
  Less: allowance for loan losses...........................................          3,987             3,890
                                                                              --------------    --------------

  NET LOANS.................................................................        358,065           358,874
Premises and equipment......................................................         12,817            12,854
Accrued interest receivable.................................................          3,806             3,463
Intangible assets, net......................................................         14,828            15,899
Other assets................................................................          1,863             2,914
                                                                              --------------    --------------
  TOTAL ASSETS..............................................................       $552,197          $561,162
                                                                              ==============    ==============

LIABILITIES
Deposits:
  Non-interest bearing deposits.............................................        $55,148           $54,891
  Interest bearing deposits.................................................        428,056           445,860
                                                                              --------------    --------------

  TOTAL DEPOSITS............................................................        483,204           500,751
Other borrowings............................................................         12,625             6,750
Accrued interest and other liabilities......................................          6,584             6,018
                                                                              --------------    --------------

  TOTAL LIABILITIES.........................................................        502,413           513,519

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares ..................................................          3,694             3,694
  Additional paid in capital................................................          3,732             3,717
  Retained earnings.........................................................         44,001            42,278
  Treasury stock, at cost ..................................................           (698)             (715)
   (27,465 shares for September 2000, and 29,191 for December 1999)
  Accumulated other comprehensive income....................................           (945)           (1,331)
                                                                              --------------    --------------

  TOTAL SHAREHOLDERS' EQUITY................................................         49,784            47,643
                                                                              --------------    --------------

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..................................       $552,197          $561,162
                                                                              ==============    ==============


                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                             THREE MONTHS ENDED SEPTEMBER 30
INTEREST AND DIVIDEND INCOME                                                2000                            1999
                                                                    ------------------              -------------------
Loans including fees.............................................              $ 7,991                           $7,119
Deposits with other banks........................................                   41                                7
Federal funds sold...............................................                   41                               35
Investment securities:
   Taxable.......................................................                1,475                            1,109
   Tax-exempt....................................................                  446                              465
   Dividends.....................................................                  162                               63
                                                                    ------------------              -------------------
   TOTAL INTEREST AND DIVIDEND INCOME............................               10,156                            8,798
                                                                    ------------------              -------------------

INTEREST EXPENSE
Deposits.........................................................                4,790                            3,627
Borrowed funds...................................................                  328                              323
                                                                    ------------------              -------------------
   TOTAL INTEREST EXPENSE........................................                5,118                            3,950
   Net interest income...........................................                5,038                            4,848
   Provision for loan losses.....................................                  210                              153
                                                                    ------------------              -------------------
NET INTEREST INCOME AFTER PROVISION..............................                4,828                            4,695
                                                                    ------------------              -------------------

NON-INTEREST INCOME
Trust & asset management fees....................................                  235                              224
Service charges on deposit accounts..............................                  580                              414
Other service charges and fees...................................                  154                              135
Net securities gains.............................................                    2                               31
Gains on sale of loans...........................................                    6                               13
Other income.....................................................                  262                              137
                                                                    ------------------              -------------------
   TOTAL NON-INTEREST INCOME.....................................                1,239                              954
                                                                    ------------------              -------------------

NON-INTEREST EXPENSES
Salaries.........................................................                1,520                            1,464
Employee benefits................................................                  549                              490
Net occupancy expense of premises................................                  570                              509
Amortization of intangible.......................................                  463                              222
Other............................................................                1,122                            1,225
                                                                    ------------------              -------------------
   TOTAL NON-INTEREST EXPENSES...................................                4,224                            3,910
                                                                    ------------------              -------------------

Income before income taxes.......................................                1,843                            1,739
Applicable income taxes..........................................                  450                              446
                                                                    ------------------              -------------------

   NET INCOME....................................................              $ 1,393                           $1,293
                                                                    ==================              ===================
EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
Net income, basic................................................                $0.38                            $0.35
Net income,  diluted.............................................                $0.38                            $0.35
Cash dividends per share.........................................                $0.21                            $0.20

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30

INTEREST AND DIVIDEND INCOME                                              2000                              1999
                                                                   ------------------               -------------------
Loans including fees............................................              $24,003                           $20,444
Deposits with other banks.......................................                   72                                16
Federal funds sold..............................................                   47                               243
Investment securities:
   Taxable......................................................                4,459                             3,076
   Tax-exempt...................................................                1,373                             1,417
   Dividends....................................................                  404                               178
                                                                   ------------------               -------------------
   TOTAL INTEREST AND DIVIDEND INCOME...........................              $30,358                           $25,374
                                                                   ------------------               -------------------

INTEREST EXPENSE
Deposits........................................................              $13,745                           $10,973
Borrowed funds..................................................                  978                               858
                                                                   ------------------               -------------------
   TOTAL INTEREST EXPENSE.......................................              $14,723                           $11,831
   Net interest income..........................................              $15,635                           $13,543
   Provision for possible loan losses...........................                  597                               460
                                                                   ------------------               -------------------
NET INTEREST INCOME AFTER PROVISION.............................              $15,038                           $13,083
                                                                   ------------------               -------------------

OTHER INCOME
Trust & asset management fees...................................              $   685                           $   607
Service charges on deposit accounts.............................                1,691                             1,119
Other service charges and fees..................................                  466                               321
Realized securities gains.......................................                  (33)                               60
Gains on sale of loans..........................................                   40                                65
Other...........................................................                  394                               438
                                                                   ------------------               -------------------
   TOTAL OTHER INCOME...........................................              $ 3,243                           $ 2,610
                                                                   ------------------               -------------------

OTHER EXPENSES
Salaries........................................................              $ 4,645                           $ 4,187
Employee benefits...............................................                1,709                             1,470
Net occupancy expense of premises...............................                1,792                             1,458
Amortization of intangible......................................                1,389                               609
Other...........................................................                3,356                             3,295
                                                                   ------------------               -------------------
   TOTAL OTHER EXPENSES.........................................              $12,891                           $11,019
                                                                   ------------------               -------------------

Income before income taxes......................................              $ 5,390                           $ 4,674
Applicable income taxes.........................................                1,357                             1,101
                                                                   ------------------               -------------------
   NET INCOME...................................................              $ 4,033                           $ 3,573
                                                                   ==================               ===================
EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
Net income, basic...............................................                $1.10                             $0.97
Net income, fully diluted.......................................                $1.10                             $0.97
Cash dividends per share........................................                $0.63                             $0.60

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION
Consolidated statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                              --------------------               ---------------------
                                                              2000            1999                 2000          1999
Net income                                                  $ 1,393       $ 1,293                $ 4,033       $ 3,573

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                                         832          (406)                   364        (1,806)
Reclassified adjustment for
   accumulated gains/(losses)
   included in net income, net of tax                            1            20                    (22)            40
                                                       ------------------------------------------------------------------
Other comprehensive income                                     831          (426)                   386         (1,846)
                                                       ------------------------------------------------------------------
Comprehensive income                                         2,224       $   867                  4,419        $ 1,727
                                                       ==================================================================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                                      Nine Months Ended September 30,
Cash flows from operating activities:                                               2000                        1999
                                                                               --------------               -------------

Net Income                                                                           $  4,033                   $   3,573
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                                             597                         460
    Depreciation and amortization                                                       2,211                       1,275
    Amortization and accretion and deferred loan fees                                    (350)                        153
    Deferred taxes                                                                        434                        (649)
    Security gains (losses)                                                                33                         (60)
    Gain on sale of loans                                                                 (40)                        (65)
    Net losses on dispositions of acquired property                                         4                          21
Changes in:
   Proceeds from sale of loans                                                          7,723                      12,497
   Origination of loans for sale.                                                      (7,737)                    (10,420)
    Other assets and intangibles                                                          117                      (2,770)
    Interest payable                                                                      (29)                        510
    Other liabilities                                                                     (37)                        495
                                                                               --------------               -------------

Net cash from operating activities                                                      6,959                       5,020
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity                                                         310                       1,100
      Securities available for sale                                                    16,651                      20,208
  Proceeds from sales of securities available for sale                                  6,421                      17,236
  Purchase of:
      Securities available for sale                                                   (20,038)                    (69,701)
  Net principal disbursed on loans                                                        685                     (64,912)
  (Purchase) of Federal Reserve Bank Stock                                               (150)                        (11)
  (Purchase) of Federal Home Loan Bank Stock                                                0                      (1,258)
  Acquisitions, net of cash received                                                        0                     (14,382)
  Purchase of premises and equipment                                                     (785)                     (2,117)
  Proceeds from the sale of foreclosed assets                                             269                         (21)
                                                                               --------------               -------------

Net cash from investing activities                                                      3,363                    (113,858)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts                                      (9,630)                     22,300
      Certificates of deposit                                                          (7,917)                    114,773
     Acquisition of treasury stock                                                          0                        (607)
      Sale of treasury stock                                                               32                          18
      Cash dividends paid                                                              (2,309)                     (2,103)
      Issuance of common stock                                                              0                       4,472
  Net advances from other borrowings                                                    5,875                       1,169
                                                                               --------------               -------------

Net cash from financing activities                                                    (13,949)                    140,022

Net increase (decrease)  in cash and cash equivalents                                  (3,627)                     31,184
Cash and cash equivalents at beginning of year                                         21,214                      23,101
                                                                               --------------               -------------
Cash and cash equivalents at end of period                                           $ 17,587                   $  54,285
                                                                               ==============               =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to
       certificate accounts)                                                         $ 14,755                   $   8,049
     Income Taxes                                                                    $  1,000                   $     525
  Transfer of Securities from held to maturity to
    available for sale                                                               $  3,283                   $       0

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

     In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and nine month periods ended September 30, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and nine-month periods ended September 30, 2000 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 1999.

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

MERGER AND ACQUISITIONS

          On August 18, 1999, the Corporation acquired The First National Bank of Spangler ("Spangler") located in Northern Cambria, PA. The merger, which was accounted for as a pooling of interest, was affected by issuing 237,500 shares of CNB Financial Corporation common stock in exchange for 100% of the outstanding shares of Spangler. After consummation of the merger, Spangler was merged into County National Bank. All financial information has been restated to reflect the merger.

          On February 12, 1999, the Corporation acquired the Punxsutawney branch from an unaffiliated financial institution. This acquisition included deposits of $36 million, loans of $11 million and certain fixed assets. On September 24, 1999, the Corporation acquired the Johnsonburg, Ridgway, Bradford and Kane branches from an unaffiliated financial institution. This acquisition included deposits of $116.2 million, loans of $21.7 million and certain fixed assets. These acquisitions were accounted for under the purchase method of accounting and the Corporation recorded $14.4 million as intangible assets. The consolidated results include the operations of the acquired branches from the date of acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments
-------------------------------------

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS Nos. 137 and 138, which the Corporation is required to adopt effective January 1, 2001. SFAS 133 will require the Corporation to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Corporation's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Corporation's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Corporation does not believe the effect of adopting SFAS 133 will be material to its financial position.

                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                                     September 30, 2000                  September 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                          Average         Annual       Interest      Average    Annual   Interest
                                                          Balance          Rate        Inc./Exp.     Balance     Rate    Inc./Exp.
Assets
Interest-bearing deposits with banks                     $  1,536          6.25%            72         425      5.02%         16
Federal funds sold and securities
     purchased under agreements to resell                     981          6.39%            47       6,720      4.82%        243
Investment Securities:
    Taxable                                                96,422          6.17%         4,459      75,093      5.57%      3,136
    Tax-Exempt  (1)                                        36,903          6.83%         1,890      37,891      7.00%      1,989

    Equity Investments  (1)                                 9,692          6.78%           493       5,444      5.12%        209
--------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                       145,534          6.38%         6,961     125,573      5.94%      5,593
Loans
    Commercial  (1)                                        78,247          8.84%         5,186      64,055      8.67%      4,167
    Mortgage      (1)                                     219,736          8.63%        14,216     191,256      8.47%     12,150
    Installment                                            45,811          9.10%         3,126      41,324      9.03%      2,798
    Leasing                                                30,159          7.22%         1,634      28,228      7.46%      1,580
--------------------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                        373,953          8.61%        24,162     324,863      8.49%     20,695
Total earning assets                                      519,487          7.99%        31,123     450,436      7.78%     26,288
Non Interest Bearing Assets
   Cash & Due From Banks                                   13,764                            -      11,199                     -
    Premises & Equipment                                   12,935                            -      10,649                     -
    Other Assets                                           18,575                            -      12,217                     -
    Allowance for Possible Loan Losses                     (3,857)                           -      (3,492)                    -
--------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                       41,417            --              -      30,573        --           -
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                             $560,904                      $31,123    $481,009               $26,288
                                                       =========================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                             117,763          2.48%         2,188     102,859      2.54%      1,956
    Savings                                                72,232          3.73%         2,023      66,020      3.26%      1,616
    Time                                                  242,404          5.24%         9,534     193,299      5.11%      7,401
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                         432,399          4.24%        13,745     362,178      4.04%     10,973
Short-term borrowings                                       6,413          5.86%           282       5,673      4.98%        212
Long-term borrowings                                       14,872          6.24%           696      17,067      5.05%        646
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                      453,684          4.33%        14,723     384,918      4.10%     11,831
Demand - non-interest-bearing                              52,004                            -      40,408                     -
Other liabilities                                           7,043                            -       6,606                     -
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                       512,731                       14,723     431,932      3.65%     11,831
Shareholders' equity                                       48,173                            -      49,077        --           -
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                560,904                       14,723     481,009                11,831
                                                       =========================================================================


Interest income/earning assets                                             7.99%        31,123                  7.78%    $26,288
Interest expense/interest bearing liabilities                              4.33%        14,723                  4.10%     11,831
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                        3.66%       $16,400                  3.68%    $14,457
                                                                 =============================            ======================

Interest Income/Interest Earning Assets                                    7.99%       $31,123                  7.78%    $26,288
Interest expense/Interest Earning Assets                                   3.78%        14,723                  3.50%     11,831
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                        4.21%       $16,400                  4.28%    $14,457
                                                                 =============================            ======================

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

OVERVIEW OF BALANCE SHEET

     Total assets (shown in "Consolidated Balance Sheet") have declined 1.2% since year-end 1999 to $552.2 million. The decline has occurred primarily in cash and short term investments. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totaled $17,587,000 at September 30, 2000 compared to $21,214,000 on December 31, 1999. This decrease resulted from a reduction of cash build up at year-end 1999 as a contingency for potential risk of the year 2000 date change. Also, the Corporation has focused on decreasing the cash balance and investing funds in interest earning assets.

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

SECURITIES

     Securities decreased $2.8 million (or 2.0%) since December 31, 1999. Of the Corporation's total securities portfolio, $137,771,000 as of September 30, 2000, (or 97.9%) is classified as available for sale with the balance of $3,025,000 classified as held to maturity.

     The decrease results from payments received on mortgage-backed securities, as well as maturities of municipal bonds, which were not reinvested into the portfolio but were used to decrease other borrowings. Also mitigating the decrease was a change in the fair market valuation of the bond portfolio. In a declining interest rate environment, bond prices generally increase. This increase gave the Corporation a decline in unrealized loss of $582,000. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In doing this the highs and lows of the market are averaged into the portfolio and minimizes the overall effect of different rate environments.

     Management monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset/ Liability Committee ("ALCO") meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

     The Corporation's loan demand was weak during the third quarter of 2000. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

     A September 30, 2000, the Corporation had $362,052,000 in loans and leases outstanding, net of unearned discount, down $712,000 (or -0.2%) since December 31, 1999. The decrease was caused by a loss of floorplan loans to a major US automaker along with the weak demand throughout the third quarter. Our lending focus remains on commercial lending which has expanded over the past several years with additional staff increases to handle more small business loans. We are also in the process of developing a plan to penetrate the consumers in our market area.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

     The Allowance for Loan and Lease Losses as a percentage of loans increased from 1.07% at December 31, 1999 to 1.10% at September 30, 2000. The dollar amount of the reserve increased $97,000 since year-end 1999. The increase is a result of the provision of $597,000 expensed during the nine months less net charge-offs. The gross charge-offs for the nine months of 2000 were $617,000 while recoveries were $117,000. This level of charge-offs is an increase from the nine months of 1999 when charge-offs were $418,000 with recoveries of $170,000.

     The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb probable losses in the portfolio as of September 30, 2000. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

     Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $2,046,000 or 0.57% of total loans on September 30, 2000 compared to $2,142,000 or 0.59% on December 31, 1999.

FUNDING SOURCES

     The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation at $483,204,000 at September 30, 2000. Deposit decline of 3.5% since year-end 1999 primarily resulted from a runoff of jumbo CD's that were acquired via our branch purchases, but were excluded from the premium paid at the time of purchase. This runoff was anticipated, as the interest rate being paid on these deposits was higher than the Corporation generally offers.

     The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During 2000, the Corporation borrowed $20 million, of which $10 million was paid off during the quarter, to fund loan growth and to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

     The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $49,784,000 at September 30, 2000 compared to $47,643,000 at December 31, 1999 an increase of $2,141,000 (or 4.5%). In the first nine months of 2000, the Corporation earned $4,033,000 and declared dividends of $2,309,000, a dividend payout ratio of 57.2% of net income.

     Approximately 98% of the investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the third quarter of 2000 have been on a downward trend. This situation has caused an increase in accumulated other comprehensive income which is included in stockholders' equity of $386,000 since December 31, 1999.

     The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 11.17% at September 30, 2000 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 10.09% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2000 was 6.81%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

                             RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

     The Corporation had net income of $1,393,000 and $4,033,000 for the third quarter and first nine months of 2000, respectively. The earnings per diluted share for the respective periods were $0.38 and $1.10. Net income was $1,293,000 and $3,573,000 for the third quarter and first nine months of 1999, which equates to earnings per diluted share of $0.35 and $0.97, respectively. The annualized return on assets and the annualized return on equity for the nine months of 2000 are 0.96% and 10.80%.

INTEREST INCOME AND EXPENSE

     Net interest income totaled $5,038,000 in the third quarter, an increase of 3.9% over the third quarter of 1999 and totaled $15,635,000 for the nine months of 2000, an increase of 15.4% over the prior year. Total interest income increased during the quarter by $1,358,000 or 15.4% while interest expense increased by $1,168,000 or 29.6% when compared to the third quarter of 1999.

PROVISION FOR LOAN LOSSES

     The Corporation recorded a provision for loan and lease losses in the third quarter of $210,000 compared to the third quarter of 1999 at $153,000 and $597,000 for the nine months of 2000 compared to $460,000 for the same period in 1999. Based on managements evaluation of problem loans, increased charge-offs and growth in the loan portfolio, managements' analysis indicates the need for a higher allowance provision.

NON-INTEREST INCOME

     Non-interest income increased $285,000 (or 29.9%) and $633,000 (or 24.3%) in the third quarter and nine months of 2000, respectively, when compared to the same periods in 1999. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the nine months, account service charges totaled $1,691,000 up $572,000 (or 51.1%) over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts over the past twelve months. Also, trust and asset management fees continue to improve as they increased 12.9% for the nine months ended September 30, 2000 compared to the same period in 1999 to $685,000 due in large part to an increase in assets under management.

NON-INTEREST EXPENSE

     Non-interest expense increased $314,000 or 8.0% during the third quarter of 2000 and $1,872,000 or 17.0% in the nine months of 2000 when compared to the same periods in 1999. This increased level of non-interest expense is attributable to the acquisitions that occurred throughout 1999, which increased our number of locations by five. Increases in salaries and benefits of $697,000 and amortization expense of $780,000 in the first nine months of 2000 over 1999 were due primarily to these acquisitions.

RETURN ON ASSETS

     For the nine months ended September 30, 2000, the Corporation's annualized return on average assets ("ROA") totaled 0.96% down from the 0.99% recorded in 1999. Operating cash earnings ROA, which represents earnings excluding one-time merger related costs and amortization expense, for the nine months of 2000 was 1.18% as compared to 1.18% in the same period for 1999.

RETURN ON EQUITY

     The Corporation's annualized return on average shareholder's equity ("ROE") in the first nine months was 10.80% compared to 9.88% for 1999. The increase can be attributed to the Corporation's plan in the previous year to leverage its capital through acquisition. The increase in assets without adding additional capital will provide the shareholders more earnings from the same capital base. Operating cash earnings ROE for the first nine months was 13.26% compared to 11.84% in 1999.

FEDERAL INCOME TAX EXPENSE

     Federal income tax expense was $450,000 in the third quarter of 2000 compared to $446,000 in the third quarter of 1999. For the nine month period comparisons, the federal tax expense was $1,357,000 in 2000 and $1,101,000 in 1999. The increase reflects higher pre-tax income in the period when compared to the same period in the prior year.

FUTURE OUTLOOK

     Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on growth from increased market share. The goal of growth is to increase shareholder value as well as provide favorable results in the long-term profitability of the Corporation.

     Loan demand was weak during the third quarter. Loan growth is expected to be moderate throughout the remainder of the year. The Corporation's loan to deposit ratio has increased through the first nine months to 74.10% compared to 71.7% at year-end 1999 as funds from the acquisition are being deployed into the market mainly in consumer and small commercial loans. Management expects the loan to deposit ratio to remain constant throughout the remainder of 2000.

     Consumer loan charge-offs in the third quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first nine months, total net charge-offs were $500,000 of which consumer net charge-offs totaled $410,000. Management believes that the increased efforts of loan review and collections and our high underwriting standards will give the Bank favorable charge-off history when compared to peer institutions.

     Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2000, the Corporation's efficiency ratio was 57.00% compared to 60.37% for the same period last year.

     The efficiency ratio improved as the level of non-interest income has increased over the year. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on controlling non-interest expenses during the remainder of 2000, as the Bank implements a profitability enhancement program and a formal review of our operational processes. The effects of these two procedures will streamline our operations and result in an incremental reduction of expenses through the use of technology and personnel restructuring.

     The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has remained the central focus of management as competitive pressures in the form of reduced lending rates coupled with higher cost of funds has created pressure to the margin. Overall net interest income continues to increase due to growth in average interest earning assets. Management expects further growth in net interest income for the remainder of 2000.

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

                          PART II  OTHER INFORMATION



          ITEM 1. LEGAL PROCEEDINGS

                  None

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

          ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                  None

          ITEM 5. OTHER INFORMATION

                  None

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports for the period ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CNB FINANCIAL CORPORATION
                                                   (Registrant)



DATE:    November 13, 2000                  /s/  James P. Moore
         ---------------------            -----------------------------
                                          James P. Moore
                                          President and Director
                                          (Principal Executive Officer)



DATE:    November 13, 2000                 /s/  Joseph B. Bower, Jr.
         -----------------                -----------------------------
                                          Joseph B. Bower, Jr.
                                          Treasurer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)