Form 10-K405
period 2000-12-31
CNB FINANCIAL CORP/PA
filed 2001-03-27
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                F O R M  1 0 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-13396

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                  25-1450605
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 2001.

     Common Stock, $1.00 Par Value  -  $62,324,771

The number of shares outstanding of the issuer's common stock as of March 6, 2001:

     Common Stock, $1.00 Par Value  -  3,666,163 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholders' Report for the year ended December 31, 2000 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 17, 2001 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

     Exhibit index is located on sequentially numbered page 15.

                                     INDEX


                                    PART I.


ITEM 1.    BUSINESS...........................................   3

ITEM 2.    PROPERTIES.........................................  11

ITEM 3.    LEGAL PROCEEDINGS..................................  11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

                                    PART II.


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.................  12

ITEM 6.    SELECTED FINANCIAL DATA.........................  12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  12

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............  12

                                   PART III.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  13

ITEM 11.    EXECUTIVE COMPENSATION............................  13

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.............................  13

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....  13

                                    PART IV.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K...........................  13

            SIGNATURES........................................  15

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

                                    AGE AT                           PRINCIPAL OCCUPATION
NAME                          DECEMBER 31, 2000                      FOR LAST FIVE YEARS
----                          -----------------                      --------------------
JAMES P. MOORE                        65                     PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                             CNB FINANCIAL CORPORATION SINCE 9/20/83
                                                             CHAIRMAN OF THE BOARD,
                                                             COUNTY NATIONAL BANK SINCE 3/19/91,
                                                             PREVIOUSLY,
                                                             PRESIDENT & CHIEF EXECUTIVE OFFICER,
                                                             COUNTY NATIONAL BANK SINCE 4/15/82.

WILLIAM F. FALGER                     53                     EXECUTIVE VICE PRESIDENT,
                                                             CNB FINANCIAL CORPORATION SINCE 3/28/95.
                                                             PREVIOUSLY VICE PRESIDENT,
                                                             SECRETARY AND TREASURER.
                                                             PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                             COUNTY NATIONAL BANK SINCE 1/01/93
                                                             PREVIOUSLY, GROUP VICE PRESIDENT,
                                                             COUNTY NATIONAL BANK SINCE 4/89.

WILLIAM A. FRANSON                    57                     SECRETARY
                                                             CNB FINANCIAL CORPORATION SINCE 3/28/95.
                                                             PREVIOUSLY, ASSISTANT SECRETARY
                                                             SINCE 3/27/84.
                                                             EXECUTIVE VICE PRESIDENT AND CASHIER,
                                                             CHIEF OPERATING OFFICER
                                                             COUNTY NATIONAL BANK SINCE 1/01/93,
                                                             PREVIOUSLY SENIOR VICE PRESIDENT,
                                                             COUNTY NATIONAL BANK SINCE 4/15/82.

JOSEPH B. BOWER, JR.                  37                     TREASURER
                                                             CNB FINANCIAL CORPORATION, SINCE 11/18/97
                                                             SENIOR VICE PRESIDENT
                                                             CHIEF FINANCIAL OFFICER
                                                             COUNTY NATIONAL BANK, SINCE 11/10/97
                                                             PRIOR THERETO,
                                                             CONTROLLER, MIFFLINBURG BANK

                                    AGE AT                           PRINCIPAL OCCUPATION
NAME                          DECEMBER 31, 2000                      FOR LAST FIVE YEARS
----                          -----------------                      --------------------
MARK D. BREAKEY                       42                     SENIOR VICE PRESIDENT,
                                                             SENIOR LOAN OFFICER,
                                                             COUNTY NATIONAL BANK, SINCE 3/28/95.
                                                             PREVIOUSLY VICE PRESIDENT,
                                                             COMMERCIAL BANKING SINCE 4/93,
                                                             ASSISTANT VICE PRESIDENT COMMUNITY
                                                             LENDING, ST. MARYS, SINCE 12/23/91
                                                             PRIOR THERETO, LENDING OFFICER,
                                                             MELLON BANK

DONALD E. SHAWLEY                     45                     SENIOR VICE PRESIDENT AND TRUST OFFICER
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

EMPLOYEES

     The Corporation has no employees who are not employees of County National Bank. As of December 31, 2000, the Bank had a total of 232 employees of which 173 were full time and 59 were part time.

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

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                             December 31, 2000              December 31, 1999               December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                         Average   Annual  Interest      Average   Annual  Interest     Average    Annual  Interest
                                         Balance    Rate   Inc./Exp.     Balance    Rate   Inc./Exp.    Balance     Rate   Inc./Exp.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks   $  2,200    6.23%    $   137     $  1,133    5.30%   $    60    $     208    5.77%  $    12
Federal funds sold and securities
 purchased under agreements to resell     1,078    6.22%         67        7,347    5.25%       386        6,809    5.42%      369
Securities:
 Taxable                                 96,304    6.22%      5,990       82,345    5.67%     4,665       67,610    6.05%    4,089
 Tax-Exempt (1)                          36,575    6.82%      2,493       37,830    6.96%     2,632       26,921    7.28%    1,961
 Equity Securities (1)                    9,868    7.03%        694        5,671    5.27%       299        5,741    5.02%      288
------------------------------------------------------------------------------------------------------------------------------------
Total Securities                        146,025    6.42%      9,381      134,326    5.99%     8,042      107,289    6.26%    6,719

Loans
Commercial(1)                            77,347    8.89%      6,873       66,475    8.59%     5,712       57,134    8.41%    4,806
Mortgage (1)                            220,398    8.69%     19,148      196,295    8.47%    16,624      173,983    8.75%   15,229
Installment                              44,993    9.18%      4,130       42,324    9.18%     3,884       41,699    9.27%    3,866
Leasing                                  29,437    7.25%      2,134       28,875    7.41%     2,140       19,793    7.74%    1,532
------------------------------------------------------------------------------------------------------------------------------------
Total Loans (2)                         372,175    8.67%     32,285      333,969    8.49%    28,360      292,609    8.69%   25,433
Total earning assets                    518,200    8.04%     41,666      468,295    7.77%    36,402      399,898    8.04%   32,152

Non Interest Bearing Assets
Cash & Due From Banks                    12,933                  --       12,944                 --       10,031                --
Premises & Equipment                     12,912                  --       11,279                 --       10,179                --
Other Assets                             18,493                  --       13,972                 --        8,370                --
Allowance for Possible Loan Loss         (3,885)                 --       (3,603)                --       (3,246)               --
------------------------------------------------------------------------------------------------------------------------------------
Total Non Interest Earning Assets        40,453       --         --       34,592       --        --       25,334       --       --
------------------------------------------------------------------------------------------------------------------------------------

Total Assets                           $558,653             $41,666     $502,887            $36,402     $425,232           $32,152
                                      ==============================================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing               117,352    2.48%      2,910      107,341    2.49%     2,676       90,818    2.84%    2,582
Savings                                  72,128    3.81%      2,748       67,717    3.32%     2,249       61,958    3.30%    2,046
Time                                    242,352    5.36%     13,002      209,709    5.08%    10,654      166,641    5.45%    9,086
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits         431,832    4.32%     18,660      384,767    4.05%    15,579      319,417    4.29%   13,714
Short-term borrowings                     5,225    6.18%        323        4,568    4.99%       228        2,202    4.63%      102
Long-term borrowings                     13,648    6.24%        851       14,977    5.03%       753       15,074    5.52%      832
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      450,705    4.40%     19,834      404,312    4.10%    16,560      336,693    4.35%   14,648
Demand - non-interest-bearing            52,092                  --       43,420                 --       35,838                --
Other liabilities                         5,474                  --        6,120                 --        4,768                --
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                       508,271    3.90%     19,834      453,852    3.65%    16,560      377,299    3.88%   14,648
Shareholders' Equity                    50 ,382       --         --       49,035       --        --       47,933       --       --
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders'
 Equity                                 558,653              19,834      502,887             16,560      425,232            14,648
                                      ==============================================================================================

Interest Income/Earning Assets                     8.04%     41,666                 7.77%    36,402                 8.04%   32,152
Interest Expense/Interest Bearing
 Liabilities                                       4.40%     19,834                 4.10%    16,560                 4.35%   14,648
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                3.64%    $21,832                 3.68%   $19,842                 3.69%  $17,504
                                                  ==================               =================               =================
Interest Income/Interest Earning
 Assets                                            7.77%     41,666                 7.77%    36,402                 8.04%   32,152
Interest Expense/Interest Earning
 Assets                                            3.54%     19,834                 3.54%    16,560                 3.66%   14,648
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                4.23%    $21,832                 4.24%   $19,842                 4.38%  $17,504
                                                  ==================               =================               =================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2000, 1999 and 1998, adjusted for certain tax preferences.

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

Net Interest Income                        For Twelve Months Ended December 31,  For Twelve Months Ended December 31,
Rate-Volume Variance                               2000 over (under) 1999                1999 over (under) 1998
(Dollars in thousands)                               Due to Change in                     Due to Change in
---------------------------------------------------------------------------------------------------------------------
                                             Volume        Rate        Net         Volume        Rate        Net
---------------------------------------------------------------------------------------------------------------------
Assets

Interest-Bearing Deposits with Banks         $   57      $   20      $   77        $   53      $    (5)    $   48
Federal Funds Sold                             (329)         10        (319)           29          (12)        17
Securities:
  Taxable                                       791         534       1,325           891         (315)       576
  Tax-Exempt                                    (87)        (52)       (139)          795         (124)       671
  Equity Securities                             220         175         395            (4)          15         11
                                             -------------------------------       -------------------------------
Total Securities                                652         687       1,339         1,764         (441)     1,323
Loans
  Commercial                                    934         227       1,161           786          120        906
  Mortgage                                    2,041         483       2,524         1,953         (558)     1,395
  Installment                                   245           1         246            58          (40)        18
  Leasing                                        42         (48)         (6)          703          (95)       608
                                             -------------------------------       -------------------------------
  Total Loans                                 3,262         663       3,925         3,500         (573)     2,927
                                             -------------------------------       -------------------------------
Total Earning Assets                         $3,914      $1,350      $5,264        $5,264      $(1,014)    $4,250
                                             ===============================       ===============================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
  Demand - Interest-Bearing                     250         (16)        234           470         (376)        94
  Savings                                       146         353         499           190           13        203
  Time                                        1,658         690       2,348         2,348         (780)     1,568
                                             -------------------------------       -------------------------------
  Total Interest-Bearing Deposits             2,054       1,027       3,081         3,008       (1,143)     1,865
  Short-Term Borrowings                          33          62          95           110           16        126
  Long-Term Borrowings                          (67)        165          98            (5)         (74)       (79)
                                             -------------------------------       -------------------------------
Total Interest-Bearing Liabilities           $2,020      $1,254      $3,274        $3,113      $(1,201)    $1,912
                                             ===============================       ===============================

                                             -------------------------------       -------------------------------
Change in Net Interest Income                $1,894      $   96      $1,990        $2,151      $   187     $2,338
                                             ===============================       ===============================

1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2. Included in interest income is $1,008, $887 and $394 of fees for the years ending 2000, 1999 and 1998, respectively.

3. Income or restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets.

Securities Portfolio
(Dollars In Thousands)

                                                    December 31, 2000                           December  31, 1999
                                    ---------------------------------------------   ---------------------------------------------
                                      Amortized        Unrealized         Market    Amortized          Unrealized         Market
                                                   -----------------                               ------------------
                                         Cost      Gains      Losses       Value       Cost        Gains       Losses      Value
                                    ---------------------------------------------   ---------------------------------------------
Securities held to maturity:
U.S. Treasury                                                                        $      -     $       -  $       -  $       -
U.S. Government agencies
   and corporations                                                                         -             -          -          -
Obligations of States and
   Political                                                                            2,744            40          1      2,783
   Subdivisions
Other Debt Securities                                                                     999             -          5        994
                                                                                    ----------------------------------------------
                                                                                     $  3,743     $      40  $       6  $   3,777
                                                                                    ==============================================
Securities Available for Sale:
U.S. Treasury                         23,045       $  122     $      8   $   23,159  $ 24,127     $       1  $     156  $  23,972
U.S. Government agencies
   and corporations                   25,926          105           11       26,020    27,867             -        221     27,646
Obligations of States and
   Political Subdivisions             35,111          428          197       35,342    35,822           151      1,111     34,862
Other Debt Securities                 45,241          240          780       44,701    47,923           116      1,145     46,894
Marketable Equity Securities           7,186          164          322        7,028     3,221           622        272      3,571
                                    -----------------------------------------------  ---------------------------------------------
                                    $136,509       $1,059     $  1,318   $  136,250  $138,960      $    890  $   2,905  $ 136,945
                                    ===============================================  =============================================
                                                               December 31,  1998
                                              ----------------------------------------------------
                                               Amortized            Unrealized            Market
                                                             -------------------------
                                                 Cost          Gains          Losses       Value
                                              ----------------------------------------------------
Securities held to maturity:
U.S. Treasury                                  $       -     $       -      $       -    $      -
U.S. Government agencies
   and corporations                                    -             -              -           -
Obligations of States and
   Political Subdivisions                          4,073           152              -       4,225
Other Debt Securities                              2,003            33              -       2,036
                                              ----------------------------------------------------
                                               $   6,076     $     185      $       -    $  6,261
                                              ====================================================

Securities Available for Sale:
U.S. Treasury                                  $  14,117     $     160      $       -    $ 14,277
U.S. Government agencies
   and corporations                               11,730            71              4      11,797
Obligations of States and
   Political Subdivisions                         33,721         1,013              -      34,734

Other Debt Securities                             40,081           304            184      40,201
Marketable Equity Securities                       3,845         1,069            115       4,799
                                              ----------------------------------------------------
                                               $ 103,494         2,617      $     303    $105,808
                                              ====================================================

Maturity Distribution of Securities
   (Dollars In Thousands)

December 31, 2000


                                                                                                                 Collaterialized
                                                                                                                Mortgage Obligation
                                           Within          After One But       After Five But         After       and Other Asset
                                          One Year       Within Five Years    Within Ten Years      Ten Years    Backed Securities
                                   -------------------   -----------------  ------------------- ---------------- ------------------
                                     $ Amt.     Yield      $ Amt.  Yield     $ Amt.      Yield    $ Amt.   Yield   $ Amt.    Yield
                                     ------     -----      ------  -----     ------      ------   ------   -----   ------    ------
Securities Available for Sale:
U.S. Treasury                      $ 12,035     5.50%    $ 11,011  5.49%    $     -    $    -   $     -                 -
U.S. Government agencies
   and corporations                  12,968     5.87%      12,958  5.92%          -                   -                 -
Obligations of States and
   Political Subdivisions             1,506     8.85%       7,976  7.67%      9,243      7.00%   16,386   6.98%         -
Other Debt Securities                 3,325     6.37%      15,871  6.59%      1,018      7.11%    6,783   7.98%    18,243     6.41%
                                   --------------------------------------   -----------------------------------   -----------------

                    TOTAL          $ 29,834     6.18%    $ 47,816  6.63%    $10,261      7.01%  $23,169   7.27%   $18,243     6.41%
                                   ======================================   ===================================   =================


The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.

LOAN PORTFOLIO
(Dollars in thousands)

A. TYPE OF LOAN

                                                   2000           1999           1998           1997           1996
                                                 --------       --------       --------       --------       --------
   Commercial, Financial and Agricultural        $ 79,229       $ 78,588       $ 66,257       $ 61,066       $ 48,242
   Residential Mortgage                           160,525        159,884        134,998        128,161        114,994
   Commercial Mortgage                             59,680         49,549         46,701         37,702         31,451
   Installment                                     40,126         43,772         38,393         44,661         46,548
   Lease Receivables                               30,318         35,918         29,362         18,231          6,069
                                                 --------       --------       --------       --------       --------
   GROSS LOANS                                    369,878        367,711        315,711        289,821        247,304
   Less: Unearned Income                            3,722          4,947          4,570          3,708          3,308
                                                 --------       --------       --------       --------       --------
TOTAL LOANS NET OF UNEARNED                       366,156        362,764        311,141        286,113        243,996


B. LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                       December 31, 2000
                                                 ---------------------------------------------------------
                                                 One Year       One Through        Over       Total Gross
                                                  or Less        Five Years     Five Years       Loans
                                                 ---------      -----------     ----------    -----------
   Commercial, Financial and Agricultural
   --------------------------------------
     Loans With Predetermined Rate                $ 1,658         $25,048         $15,079        $41,785
     Loans With Floating Rate                      27,402           5,334           4,708         37,444
                                                  -------         -------         -------        -------
                                                  $29,060         $30,382         $19,787        $79,229
                                                  =======         =======         =======        =======

C. RISK ELEMENTS

                                                  2000           1999           1998           1997           1996
                                                 ------         ------         ------         ------         ------
   Loans on non-accrual basis                    $  652         $  862         $  198         $  323         $  271
   Accruing loans which are contractually
    past due 90 days or more as to interest
    or principal payment                          1,136            886          1,479            601          2,168
   Troubled Debt Restructurings                     -              -              538            597            654
                                                 ------         ------         ------         ------         ------
                                                 $1,788         $1,748         $2,215         $1,521         $3,093
                                                 ======         ======         ======         ======         ======

1. Interest income recorded on the non-accrual loans for the year ended December 31, 2000 was $17. Interest income which would have been recorded on these loans had they been on accrual status was $77.

2. Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3. At December 31, 2000 there was $7,911 in loans which are considered problem loans. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE
  (Dollars In Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,


                                                         2000             1999         1998         1997            1996
                                                      ---------        ---------     ---------    ---------        -------
Balance at beginning of Period                        $   3,890        $   3,314     $   3,062    $   2,683        $ 2,328
Charge-Offs:
   Domestic:
     Commercial, Financial and Agricultural                 144               90            77           88              5
     Commercial Mortgages                                     3               54             -            -              -
     Residential Mortgages                                   12                -            16           28              -
     Consumer Loans and Credit Cards                        413              379           459          529            358
     Leasing                                                395               93            42           25              -
                                                      ---------        ---------     ---------    ---------        -------
                                                            967              616           594          670            363

Recoveries:
   Domestic:
     Commercial, Financial and Agricultural                  18               80            21            2              5
     Commercial Mortgages                                     2                4             -            -              1
     Residential Mortgages                                    -                -             2            1              1
     Consumer Loans and Credit Cards                         95              103           115          115             86
     Leasing                                                 34                6             1            -              -
                                                      ---------        ---------     ---------    ---------        -------
                                                            149              193           139          118             93

        Net Charge-Offs:                                   (818)            (423)         (455)        (552)          (270)

     Provision for Loan Losses                              807              643           707          931            625
     Adjustments due to acquisition                           0              356             -            -              -
                                                      ---------        ---------     ---------    ---------        -------
     Balance at End-of-Period                         $   3,879        $   3,890         3,314        3,062          2,683
                                                      =========        =========     =========    =========        =======

Percentage of net charge-offs during the period
to average loans outstanding                               0.22             0.13          0.16          0.2           0.11


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


 ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
  (Dollars In Thousands)

                                          2000                1999               1998               1997                 1996
                                  --------------------------------------------------------------------------------------------------

                                      % of Loans in       % of Loans in      % of Loans in      % of Loans in        % of Loans in
                                      each Category        each Category      each Category      each Category        each Category
                                   $ Amt.    to Total    $ Amt.   to Total   $ Amt.  to Total   $ Amt.  to Total    $ Amt.  to Total

                                  --------------------------------------------------------------------------------------------------

Domestic:

   Real Estate Mortgages          $   811     56.96%  $     720     56.96%  $   521    57.55%   $  678   57.23%    $  592    59.22%

   Installment Loans to               473     11.90%        592     11.90%      453    12.16%      429   15.41%       643    18.82%
   Individuals

   Commercial, Financial and          706     21.37%        626     21.37%      435    20.99%      361    21.07%      583    19.50%
   Agricultural

   Leasing                            221      9.77%        177      9.77%      140     9.30%       80     6.29%        -     2.46%

   Unallocated                      1,668      0.00%      1,775      0.00%    1,765     0.00%    1,514     0.00%      865     0.00%
                                  --------------------------------------------------------------------------------------------------

     TOTALS                       $ 3,879    100.00%  $   3,890    100.00%  $ 3,314   100.00%   $3,061    00.00%   $2,683   100.00%
                                  ==================================================================================================



 1.In determining the allocation of the allowance for possible credit losses, County National Bank considers economic trends, historical patterns and specific credit reviews.

 2.With regard to the credit reviews, a "watchlist" is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed "allocated", while the remaining balance is "unallocated".

DEPOSITS

  (Dollars In Thousands)


December 31,                                   2000                       1999                      1998
                                         Amount    Annual rate      Amount    Annual rate     Amount    Annual rate
                                        --------   -----------     --------   -----------    --------   -----------
Demand - Non Interest Bearing           $ 52,092                    $ 43.420                 $ 35,838

Demand - Interest Bearing                117,352      2.48%          107,341     2.49%         90,818      2.84%

Savings Deposits                          72,128      3.81%           67,717     3.32%         61,958      3.30%

Time Deposits                            242,352      5.36%          209,709     5.08%        166,641      5.45%
                                        --------                    --------                 --------
  TOTAL DEPOSITS                        $483,924                    $428,187                 $355,255
                                        ========                    ========                 ========

The maturity of certificates and deposits and other time deposits in denomination of $100,000 or more as of December 31, 2000.

(Dollars In Thousands)

Maturing in:

    Three months or less                                $ 4,425

    Greater than three months and through six months      3,588

    Greater than six months and through twelve months     6,247

    Greater than twelve months                          $18,314
                                                        -------
                                                        $32,574
                                                        -------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 2000.

                                    PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS

     Information relating to the Corporation's common stock is on pages 25 and 38 of the Annual Shareholders' Report for the year ended December 31, 2000 and is herein incorporated by reference. There were 1,573 registered shareholders of record as of March 8, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 23 and 24 of the Annual Shareholders' Report for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 26-34 of the Annual Shareholders' Report for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Information required by this section is presented on pages 32 and 33 of the Annual Shareholders' Report for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, which appear in the Annual Shareholders' Report for the year ended December 31, 2000, are incorporated herein by reference to such annual report:

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------

     Consolidated Statements of Condition                                  5
     Consolidated Statements of Income                                     6
     Consolidated Statements of Cash Flows                                 7
     Consolidated Statements of Changes in Shareholders' Equity            8
     Notes to Consolidated Financial Statements                         9-21
     Report of Independent Auditors                                       22

     Quarterly financial data relating to the results of operations for the years ended December 31, 2000 and 1999, appears in the Annual Shareholders' Report for the year ended December 31, 2000 under the caption "Quarterly Financial Data" (unaudited) at Page 21 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Change in accountants is discussed at Item 14(B).

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Executive Officers is included in Part I. and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 17, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 6-9 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this section is presented on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001 and is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (A.)  1. FINANCIAL STATEMENTS FILED

     The Financial Statements listed below are incorporated herein by reference from the Annual Shareholders' Report for the year ended December 31, 2000.

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------
   CNB Financial Corporation and Subsidiary:
     Consolidated Statements of Condition                                 5
     Consolidated Statements of Income                                    6
     Consolidated Statements of Cash Flows                                7
     Consolidated Statements of Changes in Shareholders' Equity           8
     Notes to Consolidated Financial Statements                        9-21
     Quarterly Summary of Earnings and Per Share Data                    21
     Report of Independent Auditors                                      22
     Per Share Data                                                      25

   2. FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted since they are not applicable.

(B)  REPORTS ON FORM 8-K

     Form 8-K dated May 9, 2000 was filed announcing the engagement of Crowe, Chizek and Company, LLP as its independent auditors for the fiscal year ended December 31, 2000. The determination to replace Ernst & Young, LLP was recommended by the audit committee and approved by the full board of directors of the registrant. There were no disagreements between the registrant and Ernst & Young, LLP concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Form 8-K dated October 24, 2000 was filed announcing the retirement of James P. Moore as President and CEO. William F. Falger will succeed him in his role as President and CEO of the Corporation.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CNB FINANCIAL CORPORATION
                                  (Registrant)


Date:  March 27, 2001                By:  /s/ William F. Falger
      ----------------                   -----------------------------------
                                         William F. Falger
                                         President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2001.


/s/ William F. Falger                     President and Chief Executive Officer,
----------------------------              Director
William F. Falger


/s/ William A. Franson                    Secretary
----------------------------              Director
WILLIAM A. FRANSON


/s/ Robert E. Brown             Director  /s/ Jeffrey S. Powell
----------------------------              ------------------------------
ROBERT E. BROWN                           JEFFREY S. POWELL


/s/ Richard D. Gathagan         Director  /s/ James B. Ryan
----------------------------              ------------------------------
RICHARD D. GATHAGAN                       JAMES B. RYAN


/s/ James J. Leitzinger         Director  /s/ Peter F. Smith
----------------------------              ------------------------------
JAMES J. LEITZINGER                       PETER F. SMITH


/s/ Dennis L. Merrey            Director  /s/ Joseph L. Waroquier, Sr.
----------------------------              ------------------------------
DENNIS L. MERREY                          JOSEPH L. WAROQUIER, SR


/s/ William R. Owens            Director  /s/ James P. Moore
----------------------------              ------------------------------
WILLIAM R. OWENS                          JAMES P. MOORE


/s/ Robert C. Penoyer           Director
----------------------------
ROBERT C. PENOYER

EXHIBITS:


     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:


        EXHIBIT
        NUMBER              DESCRIPTION
        ------              -----------
          10                Material Contracts

          13                Annual Report to Shareholders for 2000

          16                Change in Auditors

          21                Subsidiaries of the Registrant