Form 10-Q
period 2001-03-31
CNB FINANCIAL CORP/PA
filed 2001-05-10
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              F O R M    1 0 - Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       or

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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


The number of shares outstanding of the issuer's common stock as of May 9, 2001:

               COMMON STOCK:  $1.00 PAR VALUE - 3,668,916 SHARES

                                     INDEX

                                    PART I.
                             FINANCIAL INFORMATION


Sequential
Page Number
-----------


 PAGE  3.  Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

 PAGE  4.  Consolidated Statements of Income - Quarters ending March 31, 2001 and 2000

 PAGE 5. Consolidated Statements of Comprehensive Income for the quarters ending March 31, 2001 and 2000

 PAGE  6.  Consolidated Statements of Cash Flows - three months ending March 31,
           2001 and 2000

 PAGE  7.  Notes to Consolidated Financial Statements

 PAGE  8.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

 PAGE 11.  Quantitative and Qualitative Disclosures About Market Risk



                                    PART II.
                               OTHER INFORMATION


 PAGE 14.  ITEM 1.  Legal Proceedings

 PAGE 14.  ITEM 2.  Changes in Securities and Use of Proceeds

 PAGE 14.  ITEM 3.  Defaults Upon Senior Securities

 PAGE 14.  ITEM 4.  Submission of Matters for Security Holders Vote

 PAGE 14.  ITEM 5.  Other Information

 PAGE 14.  ITEM 6.  Exhibits and Reports on Form 8-K

 PAGE 14.  Signatures

                          CONSOLIDATED BALANCE SHEETS
                           CNB FINANCIAL CORPORATION

(Dollars in thousands)
                                                                    March 31          Dec. 31,
ASSETS                                                                 2001             2000
                                                                   -----------      -----------
Cash and due from banks...........................................    $ 13,360         $ 15,711
Interest bearing deposits with other banks........................      14,525            2,262
                                                                   -----------      -----------
  Total cash and cash equivalents.................................      27,885           17,973
Securities available for sale.....................................     149,435          136,250
Loans held for sale...............................................       3,868            2,494
Loans and leases..................................................     364,298          369,878
  Less:  unearned discount........................................       3,292            3,722
  Less: allowance for loan and lease losses.......................       4,002            3,879
                                                                   -----------      -----------
  NET LOANS.......................................................     357,004          362,277
FHLB and Federal Reserve stock....................................       3,020            3,025
Premises and equipment, net.......................................      12,963           12,805
Accrued interest receivable and other assets......................       6,898            6,412
Intangible assets, net............................................      13,968           14,129
                                                                   -----------      -----------
  TOTAL ASSETS....................................................    $575,041         $555,365
                                                                   ===========      ===========
LIABILITIES
Deposits:
  Non-interest bearing deposits...................................    $ 52,835         $ 52,757
  Interest bearing deposits.......................................     440,514          432,460
                                                                   -----------      -----------
  TOTAL DEPOSITS..................................................     493,349          485,217
Other borrowings..................................................      21,309           13,341
Accrued interest and other liabilities............................       7,335            5,604
                                                                   -----------      -----------
  TOTAL LIABILITIES...............................................     521,993          504,162

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares.........................................       3,694            3,694
  Additional paid in capital......................................       3,757            3,742
  Retained earnings...............................................      45,164           44,631
  Treasury stock, at cost.........................................        (670)            (692)
   (24,623 shares for March 2001,  and 26,862 for December 2000)
  Accumulated other comprehensive income..........................       1,103             (172)
                                                                   -----------      -----------
  TOTAL SHAREHOLDERS' EQUITY......................................      53,048           51,203
                                                                   -----------      -----------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY........................    $575,041         $555,365
                                                                   ===========      ===========

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
(Dollars in thousands, except per share data)             Three Months Ended March 31,

                                                            2001                  2000
                                                        ---------              --------
INTEREST AND DIVIDEND INCOME
Loans including fees.................................     $ 7,964                $7,874
Deposits with other banks............................          54                    19
Federal funds sold...................................         103                     6
Investment securities:
   Taxable...........................................       1,641                 1,520
   Tax-exempt........................................         432                   466
   Dividends.........................................         145                    84
                                                        ---------              --------
   TOTAL INTEREST AND DIVIDEND INCOME................      10,339                 9,969
                                                        ---------              --------
INTEREST EXPENSE
Deposits.............................................       4,850                 4,474
Borrowed funds.......................................         294                   208
                                                        ---------              --------
   TOTAL INTEREST EXPENSE............................       5,144                 4,682
                                                        ---------              --------
   Net interest income...............................       5,195                 5,287
   Provision for loan losses.........................         270                   180
                                                        ---------              --------
NET INTEREST INCOME AFTER PROVISION..................       4,925                 5,107
                                                        ---------              --------
NON-INTEREST INCOME
Trust & asset management fees........................         223                   232
Service charges on deposit accounts..................         609                   531
Other service charges and fees.......................         159                   132
Securities gains(losses).............................           0                   (41)
Gains on sale of loans...............................           8                     7
Other income.........................................         158                    51
                                                        ---------              --------
   TOTAL NON-INTEREST INCOME.........................       1,157                   912
                                                        ---------              --------
NON-INTEREST EXPENSES
Salaries.............................................       1,479                 1,495
Employee benefits....................................         520                   574
Net occupancy expense of premises....................         633                   640
Amortization of intangible...........................         438                   463
Other................................................       1,200                 1,160
                                                        ---------              --------
   TOTAL NON-INTEREST EXPENSES.......................       4,270                 4,332
                                                        ---------              --------
Income before income taxes...........................       1,812                 1,687
Applicable income taxes..............................         430                   440
                                                        ---------              --------
   NET INCOME........................................     $ 1,382                $1,247
                                                        =========              ========
EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
     Net income, basic...............................       $0.38                 $0.34
     Net income,  diluted............................       $0.38                 $0.34
DIVIDENDS PER SHARE
     Cash dividends per share                               $0.23                 $0.21


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

(Dollars in thousands)
                                                                   Three Months Ended
                                                                       March 31,
                                                                   -------------------
                                                                    2001         2000
                                                                   -------------------

Net income                                                         $ 1,382     $ 1,247

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                                              1,275        (560)
Reclassified adjustment for
   accumulated gains/(losses)
   included in net income, net of tax                                    -          27
                                                                   -------------------
Other comprehensive income                                           1,275        (533)
                                                                   -------------------
Comprehensive income                                               $ 2,657     $   714
                                                                   ===================

                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                           CNB FINANCIAL CORPORATION

(Dollars in thousands)
                                                                 Three Months Ended March 31,
Cash flows from operating activities:                                2000             2000
                                                                  ---------        ---------
Net Income                                                        $  1,382         $  1,247
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                          270              180
    Depreciation and amortization                                      723              733
    Amortization and accretion and deferred loan fees                  (84)            (100)
    Deferred taxes                                                    (258)            (219)
    Security (gains)/losses                                              0               41
    Gain on sale of loans                                               (8)              (7)
   Proceeds from sale of loans                                       2,002            1,926
   Origination of loans for sale.                                   (3,368)          (2,356)
Changes in:
    Interest receivable and other assets                              (759)             692
    Interest payable and other liabilities                           1,333             (293)
                                                                  --------         --------
Net cash from operating activities                                   1,233            1,844
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity                                        0              305
      Securities available for sale                                 13,730            3,876
  Proceeds from sales of securities available for sale                   0            2,475
  Purchase of:
      Securities available for sale                                (25,012)          (6,004)
  Net principal disbursed on loans                                   5,116          (10,586)
  Purchase of premises and equipment                                  (443)            (323)
  Proceeds from the sale of foreclosed assets                            0              165
                                                                  --------         --------
Net cash from investing activities                                  (6,609)         (10,092)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts                    3,876           (6,899)
      Certificates of deposit                                        4,256          (10,550)
      Treasury stock                                                    31               10
      Cash dividends paid                                             (843)            (770)
  Net advances from other borrowings                                 7,968           20,815
                                                                  --------         --------
Net cash from financing activities                                  15,288            2,606
                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                 9,912           (5,642)
Cash and cash equivalents at beginning of year                      17,973           21,214
                                                                  --------         --------
Cash and cash equivalents at end of period                        $ 27,885         $ 15,572
                                                                  ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                     $  5,183         $  4,749
     Income Taxes                                                       $0               $0

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

     In the opinion of the Management of the registrant, the accompanying consolidated financial statements for the quarter ended March 31, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 2000.

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

EARNINGS PER SHARE

     Earnings per share (EPS) is calculated on the weighted average number of common shares outstanding during the year. The weighted average shares used in the calculation were 3,667,014 for basic and diluted in 2001 and 3,664,314 for basic and diluted in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Transfer and Servicing of Financial Assets and Extinguishments of
--------------------------------------------------------------------------------
Liabilities
-----------

     In September 2000, the FASB issued statement No. 140, which replaces FASB statement No.125, issued in June 1996. FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of FAS No. 140 will not have a material impact on the Corporation's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
 Average Balances and Net Interest Margin
(Dollars in thousands)

                                                               March 31, 2001                        March 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                     Average       Annual     Interest          Average   Annual   Interest
                                                     Balance        Rate      Inc./Exp.         Balance    Rate    Inc./Exp.
Assets

Interest-bearing deposits with banks                $  3,410       6.33%      $    54          $  1,340     5.67%    $    19
Federal funds sold and securities
     purchased under agreements to resell              7,761       5.31%          103               445     5.39%          6
Investment Securities:
    Taxable                                          103,433       6.35%        1,641            98,496     6.17%      1,520
    Tax-Exempt(1)                                     35,130       6.73%          591            37,485     6.88%        645
    Equity Investments(1)                             10,210       7.05%          180             6,755     5.86%         99
----------------------------------------------------------------------------------------------------------------------------
  Total Investments                                  159,944       6.42%        2,569           144,521     6.34%      2,289
Loans
    Commercial(1)                                     80,031       8.74%        1,749            75,262     8.72%      1,640
    Mortgage(1)                                      221,033       8.72%        4,819           214,701     8.58%      4,603
    Installment                                       41,762       9.26%          967            48,233     9.29%      1,120
    Leasing                                           25,650       7.49%          480            31,118     7.30%        568
----------------------------------------------------------------------------------------------------------------------------
  Total loans(2)                                     368,476       8.70%        8,015           369,314     8.59%      7,931
Total earning assets                                 528,420       8.01%       10,584           513,835     7.96%     10,220
Non Interest Bearing Assets
   Cash & Due From Banks                              11,769                        -            13,040                    -
    Premises & Equipment                              12,967                        -            12,939                    -
    Other Assets                                      20,642                        -            20,998                    -
    Allowance for Possible Loan Losses                (3,958)                       -            (3,735)                   -
----------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                  41,420         --             -            43,242       --           -
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                        $569,840                  $10,584          $557,077              $10,220
                                                  ==========================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                       $117,811       2.29%      $   674          $118,526     2.46%    $   730
    Savings                                           73,554       3.78%          695            72,610     3.64%        660
    Time                                             245,814       5.66%        3,481           246,617     5.00%      3,084
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                    437,179       4.44%        4,850           437,753     4.09%      4,474
Short-term borrowings                                  1,379       6.09%           21             8,546     5.85%        125
Long-term borrowings                                  19,889       5.49%          273             5,769     5.75%         83
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                 458,447       4.49%        5,144           452,068     4.14%      4,682
Demand - non-interest-bearing                         51,008                        -            49,822                    -
Other liabilities                                      7,294                        -             5,114                    -
----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                  516,749                    5,144           507,004                4,682
Shareholders' equity                                  53,091                        -            50,073                    -
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $569,840                  $ 5,144          $557,077              $ 4,682
                                                  ==========================================================================

Interest income/earning assets                                     8.01%      $10,584                       7.96%    $10,220
Interest expense/interest bearing liabilities                      4.49%        5,144                       4.14%      4,682
----------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                3.52%      $ 5,440                       3.81%    $ 5,538
                                                                =====================                    ===================

Interest Income/Interest Earning Assets                            8.01%      $10,584                       7.96%    $10,220
Interest expense/Interest Earning Assets                           3.89%        5,144                       3.64%      4,682
----------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                4.12%      $ 5,440                       4.31%    $ 5,538
                                                                =====================                    ===================
----------------------------------------------------------------------------------------------------------------------------

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2001 and 2000, adjusted for certain tax exemptions
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

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

     The market area that County National Bank operates in is rural in nature. The customer makeup consists of small business and individuals. The health of the economy in the region has remained relatively stable. Unemployment in our region has run consistently higher than the state average over time.

OVERVIEW OF BALANCE SHEET

     Total assets (shown in "Consolidated Balance Sheet") have increased 3.5% since year-end 2000 to $575.0 million. The increase has occurred primarily in cash and investments. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totaled $27,855,000 at March 31, 2001 compared to $17,973,000 on December 31, 2000. This increase resulted from a significant inflow of deposits mainly during March 2001. The Corporation will focus on decreasing the cash balance and investing funds in higher yielding earning assets during the second quarter.

     Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

     Securities increased $13.2 million (or 9.7%) since December 31, 2000. The increase resulted from an opportunity to borrow money from the Federal Home Loan Bank and invest in $10 million of Corporate notes having the same duration. Also aiding the increase was a change in the fair market valuation of the bond portfolio. In a declining interest rate environment, bond prices generally increase. This increase gave the Corporation an unrealized gain of $1,103,000, an increase over year-end of $1.3 million. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimizes the overall effect of different rate environments.

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

LOANS

     The Corporation's loan demand was weak during the first quarter of 2001. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally-owned small businesses.

     At March 31, 2001, the Corporation had $361,006,000 in loans and leases outstanding, net of unearned discount, down $5,150,000 (or -1.4%) since December 31, 2000. The decrease was caused by a general decline in demand across all categories of loans. While we remain dedicated to the success of commercial lending, a stronger approach has been adopted toward secured consumer loans. This strategy is part of an overall initiative to increase our market share of households in loans and deposits.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

     The Allowance for Loan and Lease Losses as a percentage of loans increased from 1.06% at December 31, 2000 to 1.11% at March 31, 2001. The dollar amount of the reserve increased $123,000 since year-end 2000. The increase is a result of the provision of $270,000 expensed during the three months less net charge-offs. The gross charge-offs for the three months of 2001 were $193,000 while recoveries were $46,000. This level of charge-offs is a decrease from the three months of 2000 when charge-offs were $210,000 with recoveries of $25,000.

     The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable losses in the portfolio as of March 31, 2001. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

     Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $2,355,000 or 0.65% of total loans on March 31, 2001 compared to $2,571,000 or 0.70% on December 31, 2000.

FUNDING SOURCES

     The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation at $493,349,000 at March 31, 2001. Deposit increase of 1.7% since year-end 2000 is a result of the previously mentioned strategy to focus on consumer households. Also adding to the increase is the decline in value of the stock market which has appeared to force some investors back to bank deposits.

     The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During 2001, the Corporation borrowed $10 million to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

     The Corporation's capital continues to provide a strong base for profitable growth. Total Shareholders' Equity was $53,048,000 at March 31, 2001 compared to $51,203,000 at December 31, 2000 an increase of $1,845,000 (or 3.6%). In the first three months of 2001, the Corporation earned $1,382,000 and declared dividends of $843,000, a dividend payout ratio of 61.0% of net income.

     The investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first quarter of 2001 have been on a downward trend. This situation has caused an increase in accumulated other comprehensive income which is included in stockholders' equity of $1,275,000 since December 31, 2000.

     The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 11.57% at March 31, 2001 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 10.48% is above the well-capitalized minimum of 6%. The leverage ratio at March 31, 2001 was 6.95%, also above the well-capitalized standard of 5%.
The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor the Corporation's interest rate risk position. No material changes have occurred during the period in the Bank's market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 2000.

                             RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT

     The Corporation had net income of $1,382,000 for the first quarter of 2001. The earnings per diluted share for the period was $0.38. Net income was $1,247,000 for the first quarter of 2000, which equated to earnings per diluted share of $0.34.

INTEREST INCOME AND EXPENSE

     Net interest income totaled $5,195,000 in the first quarter, a decrease of 1.7% over the first quarter of 2000. Total interest income increased during the quarter by $370,000 or 3.7% while interest expense increased by $462,000 or 9.9% when compared to the first quarter of 2000. Our cost of funds increased greater than the yield on assets. The main cause of this is the growth in interest bearing deposit accounts through the first quarter of 2001. The Corporation expects to place these deposits dollars into higher yielding assets throughout the second quarter.

PROVISION FOR LOAN LOSSES

     The Corporation recorded a provision for loan and lease losses in the first quarter of $270,000 compared to the first quarter of 2000 at $180,000. Based on managements' evaluation of problem loans, increased charge-offs, expected growth in the loan portfolio, and the overall effects of the economy managements' analysis indicates the allowance provision appears to be adequate.

NON-INTEREST INCOME

     Non-interest income increased $245,000 (or 26.9%) in the first quarter of 2001 when compared to the same period in 2000. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the three months, account service charges totaled $609,000 up $78,000 (or 14.7%) over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts over the past twelve months. Also during 2000, there were $41,000 in security losses compared to no securities gains or losses in 2001.

NON-INTEREST EXPENSE

     Non-interest expense decreased $62,000 or 1.4% during the first quarter of 2001 when compared to the same period in 2000. This decreased level of non-interest expense is attributable to adjustments made to our staffing levels that occurred in the fourth quarter of 2000. These adjustments resulted in a reduction of $70,000 in salary and benefit costs for the quarter compared to the prior period.

RETURN ON ASSETS

     For the three months ended March 31, 2001, the Corporation's annualized return on average assets ("ROA") totaled 0.97% up from the 0.90% recorded in 2000. Operating cash earnings ROA, which represents earnings excluding one-time merger related costs and amortization expense, for the three months of 2001 was 1.17% as compared to 1.12% in the same period for 2000.

RETURN ON EQUITY

     The Corporation's annualized return on average shareholder's equity ("ROE") in the first quarter was 10.47% compared to 10.34% for 2000. The decrease can be attributed to the increase in equity as described in the shareholders'equity section on page 11. Operating cash earnings ROE for the first quarter was 12.66% compared to 13.01% in 2000.

FEDERAL INCOME TAX EXPENSE

     Federal income tax expense was $430,000 in the first quarter of 2001 compared to $440,000 in the first quarter of 2000. The decrease reflects a managed tax expense through lower taxable income in the period when compared to the same period in the prior year.

FUTURE OUTLOOK

     Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on growth from increased market share. The goal of growth is to increase shareholder value as well as provide favorable results in the long-term profitability of the Corporation.

     Loan demand was weak during the first quarter. Loan growth is expected to provide for an increase in the range of 1% to 3% for the year over year-end 2000. The Corporation's loan to deposit ratio has decreased through the first quarter to 72.36% compared to 74.66% at year-end 2000 as deposit growth has been very good during the first quarter and is expected to remain strong throughout 2001.

     Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first three months, total net charge-offs were $147,000 of which consumer net charge-offs totaled $81,000. Management believes that the increased efforts of loan review and collections and our high underwriting standards will give the Bank favorable charge-off history when compared to peer institutions.

     Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 2001, the Corporation's efficiency ratio was 56.66% compared to 58.16% for the same period last year.

     The efficiency ratio improved as the level of non-interest income has increased and the non-interest expense has declined over the year. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on controlling non-interest expenses during the remainder of 2001. Through the use of technology and more efficient processes, our non-interest costs have been reduced to date and should remain lower than 2000 throughout this year.

     The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has remained the central focus of management as competitive pressures in the form of reduced lending rates coupled with higher cost of funds has created pressure to the margin. Overall interest income continues to increase due to growth in average interest earning assets. Management expects further growth in interest income coupled with reduced interest costs to provide the Corporation with improved net interest income for the remainder of 2001.

     Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2001.


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

                 There were no reports for the period ended March 31, 2001.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CNB FINANCIAL CORPORATION
                                                   (Registrant)



DATE:    May 10, 2001                     /s/  William F. Falger
         ----------------------           ----------------------------
                                          William F. Falger
                                          President and Director
                                          (Principal Executive Officer)



DATE:    May 10, 2001                     /s/  Joseph B. Bower, Jr.
         ---------------                  -----------------------------
                                          Joseph B. Bower, Jr.
                                          Treasurer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)