Form 10-Q
period 2001-06-30
CNB FINANCIAL CORP/PA
filed 2001-08-14
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 F O R M 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ___________

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

Yes  X  No_____
    ---

  The number of shares outstanding of the issuer's common stock as of August
                                   7, 2001:

               COMMON STOCK:  $1.00 PAR VALUE - 3,671,557 SHARES

                                     INDEX

                                    PART I.
                             FINANCIAL INFORMATION

Sequential
Page Number
-----------


ITEM 1. - Financial Statements

   PAGE   3.   Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

   PAGE   4.   Consolidated Statements of Income - Quarter ending June 30, 2001 and 2000

   PAGE   5.   Consolidated Statements of Income - Six months ending June 30,
               2001 and 2000

   PAGE   6.   Consolidated Statements of Comprehensive Income and 2000 for the
               quarter and six months ending June 30, 2001

   PAGE   7.   Consolidated Statements of Cash Flows - Six months ending June
               30, 2001 and 2000

   PAGE   8.   Notes to Consolidated Financial Statements


ITEM 2 - Management's Discussion and Analysis

   PAGE   10.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

ITEM 3 -  Quantitative and Qualitative Disclosures

   PAGE   12.  Quantitative and Qualitative Disclosures About Market Risk

                                   PART II.
                               OTHER INFORMATION

   PAGE   16.  ITEM  1  Legal Proceedings

   PAGE   16.  ITEM  2  Changes in Securities and Use of Proceeds

   PAGE   16.  ITEM  3  Defaults Upon Senior Securities

   PAGE   16.  ITEM  4  Submission of Matters for Security Holders Vote

   PAGE   16.  ITEM  5  Other Information

   PAGE   16.  ITEM  6  Exhibits and Reports on Form 8-K

   PAGE   16.  Signatures

                          CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

                                                                             June 30,               Dec. 31,
ASSETS                                                                         2001                   2000
                                                                          --------------         --------------
Cash and due from banks...............................................          $ 14,891               $ 15,711
Interest bearing deposits with other banks............................            11,212                  2,262
                                                                          --------------         --------------
  Total cash and cash equivalents.....................................            26,103                 17,973
Securities available for sale.........................................           158,089                136,250
Loans held for sale...................................................             3,189                  2,494
Loans and leases......................................................           367,674                369,878
  Less:  unearned discount............................................             2,936                  3,722
  Less: allowance for loan losses.....................................             4,066                  3,879
                                                                          --------------         --------------
  NET LOANS...........................................................           360,672                362,277
FHLB and Federal Reserve Stock........................................             1,920                  3,025
Premises and equipment................................................            12,832                 12,805
Accrued interest receivable and other assets..........................             7,201                  6,412
Intangible, net.......................................................            13,537                 14,129
                                                                          --------------         --------------
  TOTAL ASSETS........................................................          $583,543               $555,365
                                                                          ==============         ==============

LIABILITIES
Deposits:
  Non-interest bearing deposits.......................................          $ 54,814               $ 52,757
  Interest bearing deposits...........................................           444,592                432,460
                                                                          --------------         --------------
  TOTAL DEPOSITS......................................................           499,406                485,217
Other borrowings......................................................            22,000                 13,341
Accrued interest and other liabilities................................             8,211                  5,604
                                                                          --------------         --------------
  TOTAL LIABILITIES...................................................           529,617                504,162


SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares.............................................             3,694                  3,694
  Additional paid in capital..........................................             3,758                  3,742
  Retained earnings...................................................            45,823                 44,631
  Treasury stock, at cost.............................................              (670)                  (692)
   (24,584 shares for June 2001, and 26,862 for December 2000)
  Accumulated other comprehensive income (loss).......................             1,321                   (172)
                                                                          --------------         --------------
  TOTAL SHAREHOLDERS' EQUITY..........................................            53,926                 51,203

                                                                          --------------         --------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY............................          $583,543               $555,365
                                                                          ==============         ==============

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)                               THREE MONTHS ENDED JUNE 30...

INTEREST INCOME                                                             2001                          2000
                                                                  -------------------------           -------------------
Loans including fees.........................................                      $  7,882                      $  8,138
Deposits with other banks....................................                            42                            12
Federal funds sold...........................................                           144                             0
Securities:
   Taxable...................................................                         1,671                         1,464
   Tax-exempt................................................                           421                           461
   Dividends.................................................                           144                           158
                                                                  -------------------------           -------------------
   TOTAL INTEREST AND DIVIDEND INCOME........................                        10,304                        10,233

INTEREST EXPENSE
Deposits.....................................................                         4,690                         4,481
Borrowed funds...............................................                           291                           442
                                                                  -------------------------           -------------------
   TOTAL INTEREST EXPENSE....................................                         4,981                         4,923
                                                                  -------------------------           -------------------
Net interest and dividend income.............................                         5,323                         5,310
   Provision for possible loan losses........................                           270                           207
                                                                  -------------------------           -------------------
NET INTEREST INCOME AFTER PROVISION..........................                         5,053                         5,103

OTHER INCOME
Trust & asset management fees................................                           272                           218
Service charges on deposit accounts..........................                           676                           580
Other service charges and fees...............................                           143                           180
Securities gains(losses).....................................                           (14)                            6
Gains on sale of loans.......................................                            (4)                           27
Other income.................................................                           146                            81
                                                                  -------------------------           -------------------
   TOTAL OTHER INCOME........................................                         1,219                         1,092

OTHER EXPENSES
Salaries.....................................................                         1,494                         1,630
Employee benefits............................................                           542                           586
Net occupancy expense........................................                           597                           582
Amortization of intangible...................................                           459                           463
Other........................................................                         1,210                         1,074
                                                                  -------------------------           -------------------
   TOTAL OTHER EXPENSES......................................                         4,302                         4,335
                                                                  -------------------------           -------------------

Income before income taxes...................................                         1,970                         1,860
Applicable income taxes......................................                           467                           467
                                                                  -------------------------           -------------------

   NET INCOME................................................                      $  1,503                      $  1,393
                                                                  =========================           ===================

Earnings Per Share, Based on Weighted Average Shares Outstanding
----------------------------------------------------------------
Net income, basic............................................                      $   0.41                      $   0.38
Net income,  diluted.........................................                      $   0.41                      $   0.38
Cash dividends per share.....................................                      $   0.23                      $   0.21
--------------------------------------------------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

                                                                                           SIX MONTHS ENDED JUNE 30...
INTEREST AND DIVIDEND INCOME                                                              2001                     2000
                                                                                    ----------------         ----------------
Loans including fees.............................................................          $  15,846                $  16,012
Deposits with other banks........................................................                 96                       31
Federal funds sold...............................................................                247                        6
Securities:
   Taxable.......................................................................              3,312                    2,984
   Tax-exempt....................................................................                853                      927
   Dividends.....................................................................                289                      242
                                                                                    ----------------         ----------------
   TOTAL INTEREST AND DIVIDEND INCOME............................................             20,643                   20,202
                                                                                    ----------------         ----------------

INTEREST EXPENSE
Deposits.........................................................................              9,540                    8,955
Borrowed funds...................................................................                585                      650
                                                                                    ----------------         ----------------
   TOTAL INTEREST EXPENSE........................................................             10,125                    9,605
                                                                                    ----------------         ----------------
   Net interest income...........................................................             10,518                   10,597
   Provision for possible loan losses............................................                540                      387
                                                                                    ----------------         ----------------
NET INTEREST INCOME AFTER PROVISION..............................................              9,978                   10,210
                                                                                    ----------------         ----------------

OTHER INCOME
Trust & asset management fees....................................................                495                      450
Service charges on deposit accounts..............................................              1,285                    1,111
Other service charges and fees...................................................                302                      312
Securities gains(losses).........................................................                (14)                     (35)
Gains on sale of loans...........................................................                  4                       34
Other............................................................................                304                      132
                                                                                    ----------------         ----------------
   TOTAL OTHER INCOME............................................................              2,376                    2,004
                                                                                    ----------------         ----------------
OTHER EXPENSES
Salaries.........................................................................              2,973                    3,125
Employee benefits................................................................              1,062                    1,160
Net occupancy expense............................................................              1,230                    1,222
Amortization of intangible.......................................................                897                      926
Other............................................................................              2,410                    2,234
                                                                                    ----------------         ----------------
   TOTAL OTHER EXPENSES..........................................................              8,572                    8,667
                                                                                    ----------------         ----------------

Income before income taxes.......................................................              3,782                    3,547
Applicable income taxes..........................................................                897                      907
                                                                                    ----------------         ----------------
   NET INCOME....................................................................          $   2,885                $   2,640
                                                                                    ================         ================

Earnings Per Share, Based on Weighted Average Shares Outstanding
----------------------------------------------------------------
Net income, basic................................................................          $    0.79                $    0.72
Net income, diluted..............................................................          $    0.79                $    0.72
Cash dividends per share.........................................................          $    0.46                $    0.42

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


CNB FINANCIAL CORPORATION
Consolidated statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share data)


                                        Three Months Ended     Six Month Ended
                                             June 30,             June 30,
                                             --------             --------
                                           2001    2000         2001     2000
                                           ----    ----         ----     ----

Net income                                $1,503  $1,393       $2,885   $2,640

Other comprehensive income, net to tax
 Unrealized gains/(losses) on securities:
  Unrealized gains/(losses) arising
   during the period                         209     146        1,484     (468)
  Less: Reclassified adjustment for
   accumulated gains/(losses)
   included in net income                     (9)      4           (9)     (23)
                                          --------------       ---------------
Unrealized gains/(losses) on securities      218     142        1,493     (445)
                                          --------------       ---------------
Comprehensive income                      $1,721  $1,535       $4,378   $2,195
                                          --------------       ---------------

                     CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                                        Six Months Ended June 30...
Cash flows from operating activities:                                                  2001                    2000
                                                                                 ---------------          --------------
Net Income                                                                             $   2,885                $  2,640
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses...............................................                 540                     387
    Depreciation and amortization...........................................               1,478                   1,470
    Amortization and accretion and deferred loan fees.......................                (245)                   (237)
    Deferred taxes..........................................................                (486)                    478
    Security losses.........................................................                  14                      35
    Gain on sale of loans...................................................                  (4)                    (34)
   Proceeds from sale of loans..............................................              10,331                   5,618
   Origination of loans for sale............................................             (11,021)                 (4,500)
   Net (gains) losses on dispositions of acquired property..................                  (5)                      0
Changes in:
    Interest receivable.....................................................                   5                     (65)
    Other assets and intangibles............................................                (214)                    684
    Interest payable........................................................                (147)                   (161)
    Other liabilities.......................................................               2,472                     177
                                                                                 ---------------          --------------
Net cash provided by operating activities...................................               5,603                   6,492
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities held to maturity...........................................                   0                     310
      Securities available for sale.........................................              24,787                   8,197
  Proceeds from sales of securities available for sale......................                  60                   4,934
  Purchase of securities available for sale.................................             (44,513)                 (9,924)
  Loan originations and payments, net.......................................               1,384                 (14,861)
  Purchase of premises and equipment........................................                (608)                   (640)
  Proceeds from the sale of foreclosed assets...............................                 224                     165
                                                                                 ---------------          --------------
Net cash used in investing activities.......................................             (18,666)                (11,819)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts...........................              12,842                  (4,203)
      Certificates of deposit...............................................               1,347                  (9,707)
      Proceeds from sale of treasury stock..................................                  32                      23
      Cash dividends paid...................................................              (1,687)                 (1,539)
  Net advances from other borrowings........................................               8,659                  16,440
                                                                                 ---------------          --------------
Net cash provided by financing activities...................................              21,193                   1,014
                                                                                 ---------------          --------------

Net increase (decrease)  in cash and cash equivalents.......................               8,130                  (4,313)
Cash and cash equivalents at beginning of year..............................              17,973                  21,214
                                                                                 ---------------          --------------
Cash and cash equivalents at end of period..................................           $  26,103                $ 16,901
                                                                                 ===============          ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to certificate accounts)..           $  10,272                $  9,444
     Income Taxes...........................................................           $   1,120                $    540


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

     In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and six month periods ended June 30, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and six-month periods ended June 30, 2001 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 2000.

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

EARNINGS PER SHARE

     Earnings per share is calculated on the weighted average number of common shares outstanding during the year. The number of shares used for basic and diluted was 3,667,970. Stock options for 47,500 shares of common stock were not considered in computing diluted earnings per common share because they were anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Corporation's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Corporation has approximately$13.5 million of intangibles resulting from the purchase of loans, deposits and banking facilities from other financial institutions. Currently management is evaluating what effect the adoption of Statement No. 142 will have on the Corporation's financial position or results of operations.

                        CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
  Average Balances and Net Interest Margin
(Dollars in thousands)
                                                                June 30, 2001                             June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Average       Annual         Interest     Average       Annual       Interest
                                                     Balance        Rate          Inc./Exp.    Balance        Rate        Inc./Exp.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                 $  3,600            5.33%           96       1,101         5.63%           31
Federal funds sold and securities
     purchased under agreements to resell              10,715            4.61%          247         222         5.41%            6
Investment Securities:
    Taxable                                           106,304            6.23%        3,312      97,271         6.14%        2,984
    Tax-Exempt (1)                                     34,677            6.75%        1,171      36,169         7.08%        1,280
    Equity Investments (1)                             10,238            7.03%          360       8,973         6.58%          295
-----------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                   165,534            6.27%        5,186     143,736         6.40%        4,596
Loans
    Commercial (1)                                     81,389            8.55%        3,480      77,323         8.78%        3,395
    Mortgage (1)                                      223,489            8.66%        9,675     218,830         8.57%        9,381
    Installment                                        39,167            9.61%        1,882      46,957         9.47%        2,223
    Leasing                                            24,758            7.38%          914      30,802         7.29%        1,123
-----------------------------------------------------------------------------------------------------------------------------------
  Total loans (2)                                     368,803            8.65%       15,951     373,912         8.62%       16,122
                                                -----------------------------------------------------------------------------------
Total earning assets                                  534,337            7.91%       21,137     517,648         8.00%       20,718
Non Interest Bearing Assets
   Cash & Due From Banks                               12,823                             -      13,840                          -
    Premises & Equipment                               12,930                             -      12,936                          -
    Other Assets                                       19,533                             -      20,162                          -
    Allowance for Possible Loan Losses                 (4,015)                            -      (3,816)                         -
-----------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                   41,271              --             -      43,122           --             -
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $575,608                       $21,137    $560,770                    $20,718
                                                ===================================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                         119,744            2.12%        1,270     118,340         2.44%        1,443
    Savings                                            75,295            3.48%        1,310      72,839         3.68%        1,341
    Time                                              245,858            5.66%        6,960     242,328         5.09%        6,171
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                     440,897            4.33%        9,540     433,507         4.13%        8,955
Short-term borrowings                                   1,259            5.08%           32       8,510         5.92%          252
Long-term borrowings                                   19,945            5.55%          553      12,885         6.18%          398
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                  462,101            4.38%       10,125     454,902         4.22%        9,605
Demand - non-interest-bearing                          52,283                             -      51,525            -             -
Other liabilities                                       7,605                             -       5,262            -             -
-----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                   521,989                        10,125     511,689         3.75%        9,605
Shareholders' equity                                   53,619                             -      49,081           --             -
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            575,608                        10,125     560,770                      9,605
                                                ===================================================================================

Interest income/earning assets                                           7.91%       21,137                     8.00%      $20,718
Interest expense/interest bearing liabilities                            4.38%       10,125                     4.22%        9,605
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                      3.53%      $11,012                     3.78%      $11,113
                                                             ==============================            ============================


Interest Income/Interest Earning Assets                                  7.91%      $21,137                     8.00%      $20,718
Interest expense/Interest Earning Assets                                 3.79%       10,125                     3.71%        9,605
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                      4.12%      $11,012                     4.29%      $11,113
                                                             ----------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

     (1) The amounts are reflected on a fully tax equity basis using the federal statutory rate of 34% in 2001 and 2000, adjusted for certain tax preferences

     (2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

____________________

                                    ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's primary subsidiary County National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of the west central Pennsylvania counties of Clearfield, Cambria, Centre, Elk, Jefferson, and McKean. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC").

     The market area that County National Bank operates in is rural in nature. The customer makeup consists of small business and individuals. The health of the economy in the region is mixed with unemployment rates running high in most of our market areas except Centre County.

OVERVIEW OF BALANCE SHEET

     Total assets (shown in the Consolidated Balance Sheet) have grown 5.1% since year-end 2000 to $583.5 million. The growth has occurred primarily in cash equivalents and securities. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents totaled $26,103,000 at June 30, 2001 compared to $17,973,000 on December 31, 2000. This increase resulted from a significant inflow of deposits during the first half of 2001. The Corporation will continue to focus on reducing the cash balance into higher yielding earning assets during the year.

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

SECURITIES

     Securities increased $21.8 million (or 16.0%) since December 31, 2000.
Ten million dollars of the increase is from purchasing corporate notes against a borrowing from the Federal Home Loan Bank of similar maturity. As previously mentioned, the increase in cash has been fairly dramatic during 2001. The focus has been to get these cash equivalents into higher yielding assets as opportunities are defined. In addition to the $10.0 million borrowed, approximately $10.0 million of cash equivalents have been placed into the securities portfolio.

     Also, contributing to the increase was a change in the fair market valuation of the bond portfolio. In a declining interest rate environment, bond prices generally increase. This increase gave the Corporation an unrealized gain of $2.0 million, an increase of $2.2 million over year-end. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In using this approach, the high and lows of the market are average into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

The Corporation's loan demand was weak during the first six months of 2001. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

          A June 30, 2001, the Corporation had $364,738,000 in loans and leases outstanding, net of unearned discount, down $1,418,000 (or -0.4%) since December 31, 2000. This decline has mainly occurred in auto loans and leases. These markets are very competitive currently and the Corporation has made a decision not to stress interest margins in this area.

ALLOWANCE FOR LOAN AND LEASE LOSSES

          The allowance for loan and lease losses as a percentage of loans increased from 1.06% at December 31, 2000 to 1.11% at June 30, 2001. The dollar amount of the reserve increased $187,000 since year-end 2000. The increase is a result of the provision of $540,000 expensed during the six months less net charge-offs. The gross charge-offs for the six months of 2001 were $434,000 while recoveries were $81,000. This level of net charge-offs is a slight decrease from the six months of 2000 when charge-offs were $421,000 with recoveries of $57,000

          The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb probable losses in the portfolio as of June 30, 2001. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

          Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans, and other real estate were $2,471,000 or 0.68% of total loans on June 30, 2001 compared to $2,571,000 or 0.70% on December 31, 2000.

FUNDING SOURCES

          The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation reaching $499,406,000 at June 30, 2001. Deposit increase of 2.9% since year-end 2000 is from a major marketing strategy focusing on retail consumer customers. This strategy includes direct mailing offering consumers a free checking product.

          The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. During 2001, the Corporation borrowed $10 million to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

          The Corporation's capital continues to provide a strong base for profitable growth. Total shareholders' equity was $53,926,000 at June 30, 2001 compared to $51,203,000 at December 31, 2000 an increase of $2,723,000 (or 5.3%). In the first six months of 2001, the Corporation earned $2,885,000 and declared dividends of $1,687,000, a dividend payout ratio of 58.5% of net income.

          The securities in the Corporation's portfolio are classified as available for sale making the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first six months of 2001 have declined dramatically. This situation has caused a fairly significant increase in accumulated other comprehensive income, included in stockholders' equity of $1,493,000 since December 31, 2000.

          The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 10.82% at June 30, 2001 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 9.79% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2001 was 7.11%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

          Liquidity measures an organizations' ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 7 of the accompanying financial statements provides analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets. The Corporation's liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation's current liquidity position is acceptable.

                             RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

          The Corporation had net income of $1,503,000 and $2,885,000 for the second quarter and first six months of 2001, respectively. The earnings per diluted share for the respective periods were $0.41 and $0.79. Net income was $1,393,000 and $2,640,000 for the second quarter and first six months of 2000, which equates to earnings per diluted share of $0.38 and $0.72, respectively. The return on assets and the return on equity for the six months of 2001 are 1.00% and 10.86%.

INTEREST INCOME AND EXPENSE

          Net interest income totaled $5,323,000 in the second quarter, an increase of 0.2% over the second quarter of 2000 and totaled $10,518,000 for the six months of 2001, a decrease of 0.7% compared to the prior year. Total interest income increased during the quarter by $71,000 or 0.7% while interest expense increased by $58,000 or 1.2% when compared to the second quarter of 2000. The relatively nominal increase in interest income is a result of a lower yield on earning assets. As mentioned earlier, the rapid growth in deposits has not all been placed into higher yielding assets. Thus much of these funds are in lower yielding federal funds. In addition, loans have decreased $5.1 million on average since the prior year. Interest expense has been flat since the Corporation has adjusted deposit pricing to reflect the declining market rates.

PROVISION FOR LOAN LOSSES

          The Corporation recorded a provision for loan and lease losses in the second quarter of $270,000 compared to the second quarter of 2000 at $207,000 and $540,000 for the six months of 2001 compared to $387,000 in 2000. Based on managements' evaluation of problem loans, increased charge-offs, expected growth in the loan portfolio and the overall effects of the economy, management's analysis indicates that the allowance provision appears to be adequate.

NON-INTEREST INCOME

          Non-interest income increased $127,000 (11.6%) and $372,000 (18.6%) in the second quarter and six months of 2001, respectively, when compared to the same periods in 2000. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the six months, account service charges totaled $1,285,000 up $174,000 (or 15.7%) over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts over the past twelve months. Also, trust and asset management fees continue to improve as they increased 10.0% over 2000 to $495,000.

NON-INTEREST EXPENSE

          Non-interest expense decreased $33,000 or 0.8% during the second quarter of 2001 and $95,000 1.1% in the six months of 2001 when compared to the same periods in 2000. The decrease can be attributed to adjustments made to our staffing levels as well as a change in our health care provider, both of which occurred in the fourth quarter of 2000. These adjustments resulted in a reduction of $250,000 in salaries and benefits during the first six months of 2001 as compared to 2000.

RETURN ON ASSETS

     For the six months ended June 30, 2001, the Corporation's return on average assets ("ROA") totaled 1.00% up from the 0.94% recorded in 2000. Operating cash earnings ROA, which represents earnings excluding one-time merger related costs and amortization expense, for the six months of 2001 was 1.21% as compared to 1.16% in the same period for 2000.



RETURN ON EQUITY

          The Corporation's return on average shareholder's equity ("ROE") in the first six months was 10.86% compared to 10.79% for 2000. The increase can be attributed to the Corporation's improvement in core earnings. The continued increase in assets without adding additional capital will provide the shareholders more earnings from virtually the same capital base. Operating cash earnings ROE for the first six months was 13.09% compared to 13.29% in 2000.

          Management expects improvement in ROE during 2001 and anticipates further increases with earnings growth. The Corporation is currently well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

          Federal income tax expense was $467,000 in the second quarter of 2001 compared to $467,000 in the second quarter of 2000. For the six-month period comparisons, the federal tax expense was $897,000 in 2001 and $907,000 in 2000.

FUTURE OUTLOOK

          Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on growth from increased market share. The goal of growth is to increase shareholder value as well as provide favorable results in the long-term profitability of the Corporation.

          Loan demand was weak during the first six months. Loan growth is expected to provide an increase of 1% to 3% for the year over year-end 2000. The Corporation's loan to deposit ratio has decreased through the first six months to 72.2% compared to 74.7% at year-end 2000. Deposit growth has continued to be much stronger than loan activity with this trend expected to continue throughout the remainder of the year.

          Consumer loan charge-offs in the second quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first six months, total net charge-offs were $353,000 of which consumer net charge-offs totaled $203,000. The charge-off level for the remainder of 2001 is expected to increase slightly when compared to the first six months due to a commercial loan foreclosure that could reflect a one-time loss of approximately $100,000.

          Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2001, the Corporation's efficiency ratio was 55.92% compared to 57.43% for the same period last year.

          The efficiency ratio improved as the level of non-interest income has increased and non-interest expense has decreased over the year. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on non-interest expenses during the remainder of 2001. Also, the Bank expects to see continued improvement in non-interest income as the result of several initiatives that are taking place in 2001.

          Since year end 2000, short term interest rates such as the Federal Funds Rate and the Prime Lending Rate have declined by 250basis points, resulting in a more rapidly declining yield on earning assets compared to the more slowly declining cost of funds. This downward movement in interest rates has therefore created some compression to the net interest margin. Overall interest income continues to increase due to the growth in the amount of interest earning assets. Management expects further growth in interest income coupled with reduced interest costs to provide the Corporation with improved net interest income for the remainder of 2001.

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



"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

          Certain statements contained in the report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," "estimate" or "projected" and similar expressions as they relate to CNB Financial Corporation or its management are intended to identify such forward looking statements. CNB Financial Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.


                                    ITEM 3


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

  ITEM 1.   LEGAL PROCEEDINGS  -  None

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES  -  None

  ITEM 4.   SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

            CNB Financial Corporation held its Annual Meeting of Shareholders on April 17, 2001, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                             Election of Directors

            William A. Franson      Richard D. Gathagan     Dennis L. Merrey    William R. Owens
For             2,700,897                2,753,400              2,719,007          2,698,497

The total shares voted at the annual meeting were 2,850,174.

  ITEM 5. OTHER INFORMATION  -  None


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CNB FINANCIAL CORPORATION
                                                 (Registrant)



DATE: August7,2001                      /s/  William F. Falger
      -------------------               -----------------------------
                                        William F. Falger
                                        President and Director
                                        (Principal Executive Officer)



DATE: August 7,2001                     /s/  Joseph B. Bower, Jr.
      --------------------              -----------------------------
                                        Joseph B. Bower, Jr.
                                        Treasurer
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)