Form 10-Q
period 2001-09-30
CNB FINANCIAL CORP/PA
filed 2001-11-08
CIK 736772

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              F O R M    1 0 - Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                        Commission File Number 0-13396

                           CNB FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                    25-1450605
         ------------                                    ----------
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

     The number of shares outstanding of the issuer's common stock as of November 7, 2001:

             COMMON STOCK: $1.00 PAR VALUE - 3,675,221 SHARES

                                     INDEX

                                    PART I.
                             FINANCIAL INFORMATION


Sequential
Page Number
-----------

ITEM 1. - Financial Statements

    PAGE  3.  Consolidated Balance Sheets - September 30, 2001 and December 31,
              2000

    PAGE  4.  Consolidated Statements of Income - Quarters ending September 30,
              2001 and 2000

    PAGE  5.  Consolidated Statements of Income - Nine months ending September
              30, 2001 and 2000

    PAGE 6. Consolidated Statements of Comprehensive Income for the quarters and nine months ending September 30, 2001 and 2000

    PAGE  7.  Consolidated Statements of Cash Flows - Nine months ending
              September 30, 2001 and 2000

    PAGE  8.  Notes to Consolidated Financial Statements


ITEM 2 - Management's Discussion and Analysis

    PAGE 10. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosures

    PAGE 15.  Quantitative and Qualitative Disclosures About Market Risk

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

    PAGE 16.  ITEM  3  Defaults Upon Senior Securities

    PAGE 16.  ITEM  4  Submission of Matters for Security Holders Vote

    PAGE 16.  ITEM  5  Other Information

    PAGE 16.  ITEM  6  Exhibits and Reports on Form 8-K

    PAGE 16.  Signatures

                          CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (unudited)
(Dollars on thosands)

                                                        September 30    Dec.31,
ASSETS                                                      2001         2000
                                                          --------     --------
Cash and due from banks...............................    $ 17,808     $ 15,711
Interest bearing deposits with other banks............      12,834        2,262
                                                          --------     --------
  Total cash and cash equivalents ....................      30,642       17,973
Securities available for sale.........................     155,947      136,250
Loans held for sale...................................       3,070        2,494
Loans and leases......................................     377,259      369,878
  Less:  unearned discount............................       2,562        3,722
  Less: allowance for loan losses.....................       4,001        3,879
                                                          --------     --------
  NET LOANS...........................................     370,696      362,277
FHLB and Federal Reserve Stock........................       1,911        3,025
Premises and equipment................................      12,635       12,805
Accrued interest receivable and other assets..........       6,427        6,412
Intangible assets, net................................      13,130       14,129
                                                          --------     --------
  TOTAL ASSETS........................................    $594,458     $555,365
                                                          ========     ========

LIABILITIES
Deposits:
  Non-interest bearing deposits.......................    $ 57,318     $ 52,757
  Interest bearing deposits...........................     450,410      432,460
                                                          --------     --------
  TOTAL DEPOSITS......................................     507,728      485,217
Other borrowings......................................      22,000       13,341
Accrued interest and other liabilities................       9,163        5,604
                                                          --------     --------
  TOTAL LIABILITIES...................................     538,891      504,162

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares.............................       3,694        3,694
  Additional paid in capital..........................       3,782        3,742
  Retained earnings...................................      46,714       44,631
  Treasury stock, at cost.............................        (657)        (692)
  (22,598 shares for September 2001, and 26,862 for
   December 2000)
  Accumulated other comprehensive income (loss).......       2,034         (172)
                                                          --------     --------
  TOTAL SHAREHOLDERS' EQUITY..........................      55,567       51,203
                                                          --------     --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY............    $594,458     $555,365
                                                          ========     ========

                       CONSOLIDATED STATEMENTS OF INCOME


CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                         THREE MONTHS ENDED SEPTEMBER 30

INTEREST INCOME                                                         2001                   2000
                                                                    ------------             ---------
Loans including fees..............................................  $    7,797               $   7,991
Deposits with other banks.........................................          36                      41
Federal funds sold................................................         108                      41
Securities:
   Taxable........................................................       1,769                   1,475
   Tax-exempt.....................................................         366                     446
   Dividends......................................................         144                     162
                                                                    ----------               ---------
   TOTAL INTEREST AND DIVIDEND INCOME.............................      10,220                  10,156

INTEREST EXPENSE
Deposits..........................................................       4,477                   4,790
Borrowed funds....................................................         298                     328
                                                                    ----------               ---------
   TOTAL INTEREST EXPENSE.........................................       4,775                   5,118
                                                                    ----------               ---------
Net interest and dividend income..................................       5,445                   5,038
   Provision for loan losses......................................         270                     210
                                                                    ----------               ---------
NET INTEREST INCOME AFTER PROVISION...............................       5,175                   4,828

NON-INTEREST INCOME
Trust & asset management fees.....................................         258                     235
Service charges on deposit accounts...............................         753                     580
Other service charges and fees....................................         120                     154
Securities gains(losses)..........................................         258                       2
Gains on sale of loans............................................          19                       6
Other income......................................................         268                     262
                                                                    ----------               ---------
   TOTAL NON-INTEREST INCOME......................................       1,676                   1,239

NON-INTEREST EXPENSES
Salaries..........................................................       1,529                   1,520
Employee benefits.................................................         500                     549
Net occupancy expense.............................................         590                     570
Amortization of intangible........................................         462                     463
Other.............................................................       1,408                   1,122
                                                                    ----------               ---------
   TOTAL NON-INTEREST EXPENSES....................................       4,489                   4,224
                                                                    ----------               ---------

Income before income taxes........................................       2,362                   1,843
Applicable income taxes...........................................         627                     450
                                                                    ----------               ---------

   NET INCOME.....................................................  $    1,735               $   1,393
                                                                    ==========               =========

Earnings Per Share, Based on Weighted Average Shares Outstanding
----------------------------------------------------------------
Net income, basic.................................................  $     0.47               $    0.38
Net income, diluted...............................................  $     0.47               $    0.38
Cash dividends per share..........................................  $     0.23               $    0.21
------------------------------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                              NINE MONTHS ENDED SEPTEMBER 30

INTEREST AND DIVIDEND INCOME                                              2001                        2000
                                                                       -----------                 ---------
Loans including fees................................................   $    23,643                 $  24,003
Deposits with other banks...........................................           132                        72
Federal funds sold..................................................           355                        47
Securities:
   Taxable..........................................................         5,081                     4,459
   Tax-exempt.......................................................         1,219                     1,373
   Dividends........................................................           433                       404
                                                                       -----------                 ---------
   TOTAL INTEREST AND DIVIDEND INCOME...............................        30,863                    30,358
                                                                       -----------                 ---------

INTEREST EXPENSE
Deposits............................................................        14,017                    13,745
Borrowed funds......................................................           883                       978
                                                                       -----------                 ---------
   TOTAL INTEREST EXPENSE...........................................        14,900                    14,723
                                                                       -----------                 ---------
   Net interest income..............................................        15,963                    15,635
   Provision for loan losses........................................           810                       597
                                                                       -----------                 ---------
NET INTEREST INCOME AFTER PROVISION.................................        15,153                    15,038
                                                                       -----------                 ---------

NON-INTEREST INCOME
Trust & asset management fees.......................................           753                       685
Service charges on deposit accounts.................................         2,038                     1,691
Other service charges and fees......................................           422                       466
Securities gains(losses)............................................           244                       (33)
Gains on sale of loans..............................................            23                        40
Other...............................................................           572                       394
                                                                       -----------                 ---------
   TOTAL NON-INTEREST INCOME........................................         4,052                     3,243
                                                                       -----------                 ---------

NON-INTEREST EXPENSES
Salaries............................................................         4,502                     4,645
Employee benefits...................................................         1,562                     1,709
Net occupancy expense...............................................         1,820                     1,792
Amortization of intangible..........................................         1,359                     1,389
Other...............................................................         3,818                     3,356
                                                                       -----------                 ---------
   TOTAL NON-INTEREST EXPENSES......................................        13,061                    12,891
                                                                       -----------                 ---------

Income before income taxes..........................................         6,144                     5,390
Applicable income taxes.............................................         1,524                     1,357
                                                                       -----------                 ---------
   NET INCOME.......................................................   $     4,620                 $   4,033
                                                                       ===========                 =========

Earnings Per Share, Based on Weighted Average Shares Outstanding
----------------------------------------------------------------
Net income, basic...................................................   $      1.26                 $    1.10
Net income, diluted.................................................   $      1.26                 $    1.10
Cash dividends per share............................................   $      0.69                 $    0.63

------------------------------------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION
Consolidated statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share data)

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                              -------------                -------------
                                                           2001          2000            2001         2000
                                                           ----          ----            ----         ----
Net income                                               $   1,735    $   1,393      $   4,620     $   4,033

Other comprehensive income, net of tax
 Unrealized gains/(losses) on securities:
  Unrealized gains/(losses) arising
   during the period                                           884          832          2,367           364
  Less: Reclassified adjustment for
   accumulated gains/(losses)
   included in net income                                      171            1            161           (22)
                                                         ----------------------      -----------------------
Other comprehensive income                                     713          831          2,206           386
                                                         ----------------------      -----------------------
Comprehensive income                                     $   2,448    $   2,224      $   6,826     $   4,419
                                                         ======================      =======================

                     CONSOLIDATED STATEMENTS OF CASHFLOWS


CNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30...
CASH FLOWS FROM OPERATING ACTIVITIES:                                               2001                       2000
                                                                               ---------------         ------------------
Net Income...................................................................         $  4,620                   $  4,033
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses................................................              810                        597
    Depreciation and amortization............................................            2,243                      2,211
    Amortization and accretion and deferred loan fees .......................             (407)                      (350)
    Deferred taxes...........................................................             (469)                       434
    Security (gains) losses..................................................             (244)                        33
    Gain on sale of loans....................................................              (23)                       (40)
   Proceeds from sale of loans...............................................           17,117                      7,723
   Origination of loans for sale.............................................          (17,670)                    (7,737)
   Net (gains) losses on dispositions of acquired property...................               48                          4
Changes in:
    Interest receivable......................................................              367                       (343)
    Other assets.............................................................             (104)                       310
    Interest payable.........................................................             (142)                       (29)
    Other liabilities........................................................            3,035                        (37)
                                                                               ---------------         ------------------
Net cash provided by operating activities....................................            9,181                      6,809
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of:
      Securities held to maturity............................................                0                        310
      Securities available for sale..........................................           37,926                     16,651
  Proceeds from sales of securities available for............................           17,250                      6,421
   sale.......................
  Purchase of securities available for.......................................          (71,414)                   (20,038)
   sale............................
  Loan originations and payments, net........................................           (8,695)                       685
  Purchase of premises and equipment.........................................             (714)                      (785)
  Proceeds from the sale of foreclosed assets................................              427                        269
                                                                               ---------------         ------------------
Net cash provided by (used in) investing activities..........................          (25,220)                     3,513
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in:
      Checking, money market and savings accounts............................           17,990                     (9,630)
      Certificates of deposit................................................            4,521                     (7,917)
  Proceeds from sale of treasury stock.......................................               70                         32
  Cash dividends paid........................................................           (2,532)                    (2,309)
  Net advances from other borrowings.........................................            8,659                      5,875
                                                                               ---------------         ------------------
Net cash provided by (used in) financing activities..........................           28,708                    (13,949)
                                                                               ---------------         ------------------

Net increase (decrease)  in cash and cash equivalents........................           12,669                     (3,627)
Cash and cash equivalents at beginning of year...............................           17,973                     21,214
                                                                               ---------------         ------------------
Cash and cash equivalents at end of period...................................         $ 30,642                   $ 17,587
                                                                               ===============         ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (including amount credited directly to certificate accounts)...         $ 15,042                   $ 14,755
     Income Taxes............................................................         $  1,770                   $  1,000

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

     In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and nine month periods ended September 30, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and nine-month periods ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 2000.

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

EARNINGS PER SHARE

     Earnings-per-share is calculated on the weighted average number of common shares outstanding during the year. The number of shares used for basic and diluted was 3,669,184. Stock options for 47,500 shares of common stock were not considered in computing diluted earnings per common share because they were anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At September 30, 2001, the Corporation has approximately $12.8 million of intangibles resulting from the purchase of loans, deposits and banking facilities from other financial institutions. Management expects no effect from the adoption of Statement No. 142 on the Corporation's financial position or results of operations. However, there remains some uncertainty in the interpretation of some sections within statement 142, which could have a positive impact to the Corporation.

                        CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                                September 30, 2001                  September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                          Average     ANNUAL    Interest      Average     ANNUAL    INTEREST
                                                          Balance      RATE     Inc./Exp.     Balance      RATE     INC./EXP.
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                     $  3,650      4.82%         132        1,536      6.25%          72
Federal funds sold and securities
    purchased under agreements to resell                   11,593      4.08%         355          981      6.39%          47
Securities:
    Taxable                                               110,255      6.14%       5,081       96,422      6.17%       4,459
    Tax-Exempt (1)                                         33,045      6.77%       1,679       36,903      6.83%       1,890
    Equity (1)                                             10,280      7.06%         544        9,692      6.78%         493
-----------------------------------------------------------------------------------------------------------------------------
  Total Investments                                       168,823      6.15%       7,791      145,534      6.38%       6,961
LOANS
    Commercial (1)                                         83,078      8.28%       5,158       78,247      8.84%       5,186
    Mortgage (1)                                          223,528      8.66%      14,526      219,736      8.63%      14,216
    Installment                                            39,939      9.36%       2,804       45,811      9.10%       3,126
    Leasing                                                23,941      7.31%       1,313       30,159      7.22%       1,634
-----------------------------------------------------------------------------------------------------------------------------
  Total loans (2)                                         370,486      8.57%      23,801      373,953      8.61%      24,162
                                                     ------------------------------------------------------------------------
Total earning assets                                      539,309      7.81%      31,592      519,487      7.99%      31,123
NON INTEREST BEARING ASSETS
    Cash & Due From Banks                                  13,354                      -       13,764                      -
    Premises & Equipment                                   12,872                      -       12,935                      -
    Other Assets                                           19,973                      -       18,575                      -
    Allowance for Possible Loan Losses                     (4,023)                     -       (3,857)                     -
-----------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                       42,176        --            -       41,417        --            -
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $581,485                $31,592     $560,904                $31,123
                                                       ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS
    Demand - interest-bearing                             121,162      1.98%       1,798      117,763      2.48%       2,188
    Savings                                                76,465      3.23%       1,852       72,232      3.73%       2,023
    Time                                                  246,809      5.60%      10,368      242,404      5.24%       9,533
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                         444,436      4.21%      14,018      432,399      4.24%      13,744
Short-term borrowings                                       1,277      4.39%          42        6,413      5.86%         282
Long-term borrowings                                       19,963      5.61%         840       14,872      6.25%         697
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                      465,676      4.27%      14,900      453,684      4.33%      14,723
Demand - non-interest-bearing                              53,372                              52,004
Other liabilities                                           8,175                               7,043
-----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                       527,223                 14,900      512,731                 14,723
Shareholders' equity                                       54,262                              48,173
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                581,485                 14,900      560,904                 14,723
                                                       ======================================================================


Interest income/earning assets                                         7.81%      31,592                   7.99%     $31,123
Interest expense/interest bearing liabilities                          4.27%      14,900                   4.33%      14,723
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST SPREAD                                                    3.54%     $16,692                   3.66%     $16,400
                                                                    ====================                =====================


Interest Income/Interest Earning Assets                                7.81%     $31,592                   7.99%     $31,123
Interest expense/Interest Earning Assets                               3.68%      14,900                   3.78%      14,723
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                    4.13%     $16,692                   4.21%     $16,400
                                                                    ====================                =====================
-----------------------------------------------------------------------------------------------------------------------------

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

OVERVIEW OF BALANCE SHEET

          Total assets (shown in the Consolidated Balance Sheet) have grown 7.0% since year-end 2000 to $594.5 million. The growth has occurred in securities, loans and cash equivalents. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents totaled $30,642,000 at September 30, 2001 compared to $17,973,000 on December 31, 2000. The increase resulted from a significant inflow of deposits during 2001. The Corporation will continue to focus on redeploying the cash balance by buying in higher yielding earning assets during the fourth quarter.

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

SECURITIES

          Securities increased $19.7 million (or 14.5%) since December 31, 2000. Ten million dollars of the increase is from purchasing corporate notes utilizing borrowed funds from the Federal Home Loan Bank of similar maturity. As previously mentioned, the increase in cash has been fairly dramatic during 2001. The focus has been to get these cash equivalents into higher yielding assets as opportunities are defined. In addition to the $10.0 million borrowed, approximately $10.0 million of cash equivalents have been placed into the securities portfolio.

          Also, contributing to the increase was a change in the fair market valuation of the bond portfolio. In a declining interest rate environment, bond prices generally increase. This increase gave the Corporation an unrealized gain of $2.2 million, an increase of $2.4 million over year-end. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In using this approach, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

          The Corporation's loan demand improved during the third quarter of 2001. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

          A September 30, 2001, the Corporation had $374,697,000 in loans and leases outstanding, net of unearned discount, up $8,541,000 (or 2.3%) since December 31, 2000. The increase has mainly occurred in commercial and mortgage loans. The increase has been mitigated by significant decreases in auto loans and leases that occurred during 2001. The auto financing market is currently very competitive and the Corporation has elected to maintain acceptable margins rather than compete at reduced margins. This strategy has the effect of reducing new auto loan and lease originations.

ALLOWANCE FOR LOAN AND LEASE LOSSES

          The allowance for loan and lease losses as a percentage of loans increased from 1.06% at December 31, 2000 to 1.07% at September 30, 2001. The dollar amount of the reserve increased $122,000 since year-end 2000. The increase is a result of the provision of $810,000 expensed during the nine months less net charge-offs. The gross charge-offs for the nine months of 2001 were $803,000 while recoveries were $115,000. This level of net charge-offs is an increase from the nine months of 2000 when charge-offs were $617,000 with recoveries of $117,000.

          The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the credit administration staff of the Bank and is deemed to be adequate to absorb probable losses in the portfolio as of September 30, 2001. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

     Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans, and other real estate were $2,449,000 or 0.65% of total loans on September 30, 2001 compared to $2,571,000 or 0.70% on December 31, 2000.

FUNDING SOURCES

          The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation reaching $507,728,000 at September 30, 2001. Deposits have increased 4.6% since year-end 2000 primarily as a result of a major marketing strategy focusing on consumer customers. The principal component of this strategy has been the introduction of free checking accounts promoted by a direct mail campaign offering a premium item for account opening.

          The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. During 2001, the Corporation borrowed $10 million to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY

          The Corporation's capital continues to provide a strong base for profitable growth. Total shareholders' equity was $55,567,000 at September 30, 2001 compared to $51,203,000 at December 31, 2000 an increase of $4,364,000 (or 8.5%). In the first nine months of 2001, the Corporation earned $4,620,000 and declared dividends of $2,532,000, a dividend payout ratio of 54.8% of net income.

          The securities in the Corporation's portfolio are classified as available for sale making the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first nine months of 2001 have declined dramatically. This situation has caused a significant increase in accumulated other comprehensive income, included in stockholders' equity of $2,206,000 since December 31, 2000.

     The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 10.88% at September 30, 2001 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 9.87% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2001 was 7.13%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

                             RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

          The Corporation had net income of $1,735,000 and $4,620,000 for the third quarter and first nine months of 2001, respectively. The earnings per diluted share for the respective periods were $0.47 and $1.26. Net income was $1,393,000 and $4,033,000 for the third quarter and first nine months of 2000, which equates to earnings per diluted share of $0.38 and $1.10, respectively. The return on assets and the return on equity for the nine months of 2001 are 1.06% and 11.54%.

INTEREST INCOME AND EXPENSE

          Net interest income totaled $5,445,000 in the third quarter, an increase of 8.1% over the third quarter of 2000 and totaled $15,963,000 for the nine months of 2001, an increase of 2.1% compared to the prior year. Total interest income increased during the quarter by $64,000 or 0.6% while interest expense decreased by $343,000 or 6.7% when compared to the third quarter of 2000. The relatively nominal increase in interest income is a result of a lower yield on earning assets. As mentioned earlier, the rapid growth in deposits has not all been placed into higher yielding assets. Thus much of these funds are in lower yielding federal funds. Interest expense began to decline during the quarter since the Corporation has adjusted deposit pricing to reflect the declining market rates.

PROVISION FOR LOAN LOSSES

          The Corporation recorded a provision for loan and lease losses in the third quarter of $270,000 compared to the third quarter of 2000 at $210,000 and $810,000 for the nine months of 2001 compared to $597,000 in 2000. Based on managements' evaluation of problem loans, increased charge-offs and the overall effects of the economy, management's analysis indicates that the allowance provision appears to be adequate.

NON-INTEREST INCOME

          Non-interest income increased $437,000 (35.3%) and $809,000 (24.9%) in the third quarter and the first nine months of 2001, respectively, when compared to the same periods in 2000. Increased deposit account related charges have been the primary source of the growth in non-interest income. In the nine months, deposit account charges totaled $2,038,000 up $347,000 (or 20.5%) over last year. This increase in fee income was mainly the result of growth in the number of customers and related deposit accounts over the past twelve months. Also, the Corporation has done some restructuring within the securities portfolio that resulted in realized gains of $214,000. Total security gains reflected during the nine months have increased $277,000 compared to the prior year.

NON-INTEREST EXPENSE

          Non-interest expense increased $265,000 or 6.3% during the third quarter of 2001 and $170,000 or 1.32% in the nine months of 2001 when compared to the same periods in 2000. The increase can be attributed mainly to the cost of the direct mailing and premiums associated with the free checking promotion. In addition, costs of foreclosure on assets have increased throughout the year. These increases have been mitigated by adjustments made to our staffing levels as well as a change in our health care provider, both of which occurred in the fourth quarter of 2000. These adjustments have resulted in a reduction of $290,000 in salaries and benefits during the first nine months of 2001 as compared to 2000.

RETURN ON ASSETS

          For the nine months ended September 30, 2001, the Corporation's annualized return on average assets ("ROA") totaled 1.06% up from the 0.96% recorded in 2000. Operating cash earnings ROA, which represents earnings excluding acquisition related amortization expense, for the nine months of 2001 was 1.27% as compared to 1.18% in the same period for 2000.

RETURN ON EQUITY

          The Corporation's annualized return on average shareholder's equity ("ROE") in the first nine months was 11.54% compared to 10.80% for 2000. The increase can be attributed to the Corporation's improvement in core earnings. The continued increase in assets without adding additional capital will provide the shareholders more earnings from virtually the same capital base. Operating cash earnings ROE for the first nine months was 13.79% compared to 13.26% in 2000.

FEDERAL INCOME TAX EXPENSE

          Federal income tax expense was $627,000 in the third quarter of 2001 compared to $450,000 in the third quarter of 2000. For the nine-month period comparisons, the federal tax expense was $1,524,000 in 2001 and $1,357,000 in 2000. This increase in tax expense is the result of taxable income in 2001 compared to 2000.

FUTURE OUTLOOK

          Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on growth from increased market share. The goal of growth is to increase shareholder value as well as provide favorable results in the long-term profitability of the Corporation.

          Loan demand improved during the third quarter of 2001, however the Corporation's loan to deposit ratio has decreased through the first nine months to 73.0% compared to 74.7% at year-end 2000. The decline in this ratio is the result in a faster rate of growth in deposits versus loans during the year.

          Consumer loan charge-offs in the third quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first nine months, total net charge-offs were $688,000 of which consumer net charge-offs totaled $413,000. The charge-off level for the fourth quarter of 2001 is expected to be comparable with the third quarter.

          Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2001, the Corporation's efficiency ratio was 55.84% compared to 58.45% for the same period last year.

          The efficiency ratio improved as the level of non-interest income has increased at a higher rate than non-interest expense over the year. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on non-interest expenses. Also, the Bank expects to see continued improvement in non-interest income as the result of several initiatives that are taking place in 2001.

          Since year end 2000, short term interest rates such as the Federal Funds Rate and the Prime Lending Rate have declined by 400 basis points, resulting in a more rapidly declining yield on earning assets compared to the more slowly declining cost of funds. This downward movement in interest rates has therefore created compression to the net interest margin. Overall interest income continues to increase due to the growth in the amount of interest earning assets. Management expects further growth in interest earning assets coupled with reduced interest costs to provide the Corporation with improved net interest income for the remainder of 2001.

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

                          PART II  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS  -  None

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES  -  None

  ITEM 4.   SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE  -  None


  ITEM 5.    OTHER INFORMATION  -  None


  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K - August 17, 2001

             On August 15, 2001 CNB Financial Corporation announced the approval of a plan to repurchase up to 180,000 shares of its common stock. The plan for repurchase will expire on August 14, 2002.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CNB FINANCIAL CORPORATION
                                               (Registrant)



DATE:    November 9, 2001               /s/  William F. Falger
      ---------------------             ----------------------
                                        William F. Falger
                                        President and Director
                                        (Principal Executive Officer)




DATE:    November 9, 2001               /s/  Joseph B. Bower, Jr.
      ---------------------             -------------------------
                                        Joseph B. Bower, Jr.
                                        Treasurer
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)