Form 10-K405
period 2001-12-31
CNB FINANCIAL CORP/PA
filed 2002-03-28
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-13396

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 2002.

     Common Stock, $1.00 Par Value  -  $87,825,599

The number of shares outstanding of the issuer's common stock as of March 14, 2002:

     Common Stock, $1.00 Par Value - 3,629,157 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portion of the Annual Shareholders' Report for the year ended December 31, 2001 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

     Portions of the proxy statement for the annual shareholders' meeting on April 16, 2002 are incorporated by reference into Part II and Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

     Exhibit index is located on sequentially numbered page 15.

                                     INDEX

                                    PART I.

ITEM 1.   BUSINESS.........................................................3

ITEM 2.   PROPERTIES......................................................11

ITEM 3.   LEGAL PROCEEDINGS...............................................11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............11

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.................................12

ITEM 6.   SELECTED FINANCIAL DATA.........................................12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................12

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......12

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................12

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................12

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............13

ITEM 11.  EXECUTIVE COMPENSATION..........................................13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT...........................................13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................13

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K ........................................13

          SIGNATURES .....................................................14

                                    PART I.

ITEM 1. BUSINESS

CNB FINANCIAL CORPORATION

     CNB Financial Corporation (the Corporation) is a Bank Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Bank Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution. The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activity as proper incident thereto. The Corporation is currently engaged in two non-banking activities through its wholly owned subsidiaries CNB Investment Corporation and County Reinsurance Company. CNB Investment Corporation was formed in November 1998 to hold and manage investments that were previously owned by County National Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments. County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona. The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank.

     The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank, CNB Investment Corporation and County Reinsurance Company

COUNTY NATIONAL BANK

     The Bank is a nationally chartered banking institution incorporated in 1934. The Bank's Main Office is located at 1 South Second Street, Clearfield,(Clearfield County) Pennsylvania. The Bank's primary marketing area consists of the Pennsylvania Countries of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), Mckean Cambria and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Skyesville, and the townships of Washington, Winslow and Henderson. The approximate population of the general trade area is 150,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

     In addition to the Main Office, the Bank has 18 full-service branch offices and 1 limited service branch facility located in various communities in its market area.

     The Bank is a full-service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans, and a variety of other specialized financial services. Its Trust division offers a full range of client services.

     The Bank's customer base is such that loss of one customer relationship or a related group of depositors would not have a materially adverse effect on the business of the Bank.

     The Bank's portifolio is diversified so that one industry, group of related industries or changes in household economic conditions does not comprise a material portion of the loan portfolio.

     The Bank's business is not seasonal not does it have any risks attendant to foreign sources.

COMPETITION

     The banking industry in the Bank's service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies brokerage firms, retirement fund management firms, and even government agencies provide additional competitions for loans and other financial services. Some of the financial service providers operating in the Bank's market area operate on a large-scale regional basis and possess resources greater than those of the Bank and the Corporation. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

                              AGE AT                        PRINCIPAL OCCUPATION
NAME                     DECEMBER 31, 2001                   FOR LAST FIVE YEARS
----                     -----------------                  ---------------------
WILLIAM F. FALGER               54                PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                  SINCE 1/1/01 PREVIOUSLY EXECUTIVE VICE
                                                  PRESIDENT, CNB FINANCIAL CORPORATION
                                                  SINCE 3/28/95.
                                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                  COUNTY NATIONAL BANK SINCE 1/01/93

WILLIAM A. FRANSON              58                EXECUTIVE VICE PRESIDENT SINCE 1/1/01
                                                  SECRETARY
                                                  CNB FINANCIAL CORPORATION SINCE 3/28/95,
                                                  EXECUTIVE VICE PRESIDENT AND CASHIER,
                                                  CHIEF OPERATING OFFICER
                                                  COUNTY NATIONAL BANK SINCE 1/01/93,

JOSEPH B. BOWER, JR.            38                TREASURER
                                                  CNB FINANCIAL CORPORATION, SINCE 11/18/97
                                                  SENIOR VICE PRESIDENT
                                                  CHIEF FINANCIAL OFFICER
                                                  COUNTY NATIONAL BANK, SINCE 11/10/97
                                                  PRIOR THERETO.
                                                  CONTROLLER MIFFLINGBURG BANK

MARK D. BREAKEY                 43                SENIOR VICE PRESIDENT,
                                                  SENIOR LOAN OFFICER,
                                                  COUNTY NATIONAL BANK, SINCE 3/28/95.
                                                  PREVIOUSLY VICE PRESIDENT,
                                                  COMMERCIAL BANKING SINCE 4/93,
                                                  ASSISTANT VICE PRESIDENT COMMUNITY
                                                  LENDING, ST. MARYS, SINCE 12/23/91
                                                  PRIOR THERETO, LENDING OFFICER,
                                                  MELLON BANK

DONALD E. SHAWLEY               46                SENIOR VICE PRESIDENT AND TRUST OFFICER
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

EMPLOYEES

     The Corporation has no employees who are not employees of County National Bank. As of December 31, 2001, the Bank had a total of 239 employees of which 173 were full time and 66 were part time.

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

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

                                                   December 31, 2001               December 31, 2000
----------------------------------------------------------------------------------------------------------
                                              Average   Annual   Interest    Average    Annual   Interest
                                              Balance    Rate    Inc./Exp.   Balance     Rate    Inc./Exp.
----------------------------------------------------------------------------------------------------------

Assets
Interest bearing deposits with banks         $  3,600    4.62%   $   169     $  2,200    6.23%    $   137
Federal funds sold and securities
  purchased under agreements to resell         11,535    3.76%       434        1,078    6.22%         67
Securities
   Taxable                                    112,446    6.04%     6,788       96,304    6.22%      5,990
   Tax-Exempt (1)                              30,977    6.81%     2,109       36,575    6.82%      2,493
   Equity Securities (1)                       10,297    6.99%       720        9,868    7.03%        694
---------------------------------------------------------------------------------------------------------
Total Securities                              168,914    6.05%    10,220      146,025    6.42%      9,381

Loans
Commerical (1)                                 85,261    8.00%     6,824       77,347    8.89%      6,873
Mortgage (1)                                  224,615    8.60%    19,307      220,398    8.69%     19,148
Installment                                    40,406    9.21%     3,720       44,993    9.18%      4,130
Leasing                                        23,146    7.33%     1,697       29,437    7.25%      2,134
---------------------------------------------------------------------------------------------------------
Total Loans (2)                               373,428    8.45%    31,548      372,175    8.67%     32,285
Total earning assets                          542,342    7.70%    41,768      518,200    8.04%     41,666

Non Interest Bearing Assets
Cash & Due From Banks                          13,353                          12,933
Premises & Equipment                           12,797                          12,912
Other Assets                                   20,014                          18,493
Allowance for Possible Loan Losses             (4,033)                         (3,885)
---------------------------------------------------------------------------------------------------------
Total Non Interest Earning Assets              42,131                          40,453
---------------------------------------------------------------------------------------------------------

Total Assets                                 $584,473            $41,768     $558,653             $41,666
                                             ============================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing                    $122,709    1.78%   $ 2,182     $117,352    2.48%    $ 2,910
Savings                                        77,214    2.98%     2,304       72,128    3.81%      2,748
Time                                          245,722    5.49%    13,485      242,352    5.36%     13,002
---------------------------------------------------------------------------------------------------------
Total interest-bearing deposits               445,645    4.03%    17,971      431,832    4.32%     18,660
Short-term borrowings                           1,503    3.79%        57        5,225    6.18%        323
Long-term borrowings                           19,973    5.60%     1,119       13,648    6.24%        851
---------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            467,121    4.10%    19,147      450,705    4.40%     19,834
Demand - non-interest-bearing                  54,254                          52,092
Other liabilities                               8,331                           5,474
---------------------------------------------------------------------------------------------------------
Total liabilities                             529,706             19,147      508,271              19,834
Shareholders' Equity                           54,767                          50,382
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity   $584,473            $19,147     $558,653             $19,834
                                             ============================================================

Interest Income/Earning Assets                           7.70%   $41,768                 8.04%    $41,666
Interest Expense/Interest Bearing
   Liabilities                                           4.10%    19,147                 4.40%     19,834
---------------------------------------------------------------------------------------------------------
Net Interest Spread                                      3.60%   $22,621                 3.64%    $21,832
                                                         ===============                 ================

Interest Income/Interest Earning Assets                  7.70%   $41,768                 8.04%    $41,666
Interest Expense/Interest Earning Assets                 3.53%    19,147                 3.83%     19,834
---------------------------------------------------------------------------------------------------------
Net Interest Margin                                      4.17%   $22,621                 4.21%    $21,832
                                                         ===============                 ================

                                                  December 31, 1999
-------------------------------------------------------------------------
                                             Average   Annual   Interest
                                             Balance    Rate    Inc./Exp.
-------------------------------------------------------------------------

Assets
Interest bearing deposits with banks        $  1,133   5.30%    $    60
Federal funds sold and securities
  purchased under agreements to resell         7,347   5.25%        386
Securities
   Taxable                                    82,345   5.67%      4,665
   Tax-Exempt (1)                             37,830   6.96%      2,632
   Equity Securities (1)                       5,671   5.27%        299
-----------------------------------------------------------------------
Total Securities                             134,326   5.99%      8,042

Loans
Commerical (1)                                66,475   8.59%      5,712
Mortgage (1)                                 196,295   8.47%     16,624
Installment                                   42,324   9.18%      3,884
Leasing                                       28,875   7.41%      2,140
-----------------------------------------------------------------------
Total Loans (2)                              333,969   8.49%     28,360
Total earning assets                         468,295   7.77%     36,402

Non Interest Bearing Assets
Cash & Due From Banks                         12,944
Premises & Equipment                          11,279
Other Assets                                  13,972
Allowance for Possible Loan Losses            (3,603)
-----------------------------------------------------------------------
Total Non Interest Earning Assets             34,592
-----------------------------------------------------------------------

Total Assets                                $502,887            $36,402
                                            ===========================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
Demand - interest-bearing                   $107,341   2.49%    $ 2,676
Savings                                       67,717   3.32%      2,249
Time                                         209,709   5.08%     10,654
-----------------------------------------------------------------------
Total interest-bearing deposits              384,767   4.05%     15,579
Short-term borrowings                          4,568   4.99%        228
Long-term borrowings                          14,977   5.03%        753
-----------------------------------------------------------------------
Total interest-bearing liabilities           404,312   4.10%     16,560
Demand - non-interest-bearing
Other liabilities
-----------------------------------------------------------------------
Total liabilities                            453,852             16,560
Shareholders' Equity                          49,035
-----------------------------------------------------------------------
Total Liabilities and Shareholders' Equity  $502,887            $16,560
                                            ===========================

Interest Income/Earning Assets                         7.77%     36,402
Interest Expense/Interest Bearing
   Liabilities                                         4.10%     16,560
-----------------------------------------------------------------------
Net Interest Spread                                    3.68%    $19,842
                                                       ================

Interest Income/Interest Earning Assets                7.77%    $36,402
Interest Expense/Interest Earning Assets               3.54%     16,560
-----------------------------------------------------------------------
Net Interest Margin                                    4.24%    $19,842
                                                       ================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2001, 2000 and 1999, adjusted for certain tax preferences.
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Net Interest Income                       For Twelve Months Ended December 31,          For Twelve Months Ended December 31,
Rate-Volume Variance                            2001 over (under) 2000                        2000 over (under) 1999
(Dollars in thousands)                              Due to Change in                              Due to Change in
----------------------------------------------------------------------------------------------------------------------------
                                          Volume         Rate            Net           Volume           Rate           Net
----------------------------------------------------------------------------------------------------------------------------
Assets

Interest-Bearing Deposits with Banks      $   91        $   (59)        $  32          $   57          $   20         $   77
Federal Funds Sold                           650           (283)          367            (329)             10           (319)
Securities:
   Taxable                                 1,004           (206)          798             791             534          1,325
   Tax-Exempt                               (382)            (2)         (384)            (87)            (52)          (139)
   Equity Securities                          30             (4)           26             220             175            395
                                          -----------------------------------          -------------------------------------
Total Securities                           1,393           (554)          839             652             687          1,339
Loans
   Commercial                                703           (752)          (49)            934             227          1,161
   Mortgage                                  366           (207)          159           2,041             483          2,524
   Installment                              (421)            11          (410)            245               1            246
   Leasing                                  (456)            19          (437)             42             (48)            (6)
                                          -----------------------------------          -------------------------------------
   Total Loans                               192           (929)         (737)          3,262             663          3,925
                                          -----------------------------------          -------------------------------------
Total Earning Assets                      $1,585        $(1,483)        $ 102          $3,914          $1,350         $5,264
                                          ===================================          =====================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
   Demand-Interest-Bearing                   133           (861)         (728)            250             (16)           234
   Savings                                   194           (638)         (444)            146             353            499
   Time                                      181            302           483           1,658             690          2,348
                                          -----------------------------------          -------------------------------------
   Total Interest-Bearing Deposits           508         (1,197)         (689)          2,054           1,027          3,081
   Short-Term Borrowings                    (230)           (36)         (266)             33              62             95
   Long-Term Borrowings                      394           (126)          268             (67)            165             98
                                          -----------------------------------          -------------------------------------
Total Interest-Bearing Liabilities        $  672        $(1,359)        $(687)         $2,020          $1,254         $3,274
                                          ===================================          =====================================

                                          -----------------------------------          -------------------------------------
Change in Net Interest Income             $  913        $  (124)        $ 789          $1,894          $   96         $1,990
                                          ===================================          =====================================

1. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2. Included in interest income is $1,453, $1,008 and $887 of fees for the years ending 2001, 2000 and 1999, respectively.
3. Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets.

Securities Portfolio
(Dollars in Thousands)

                                          December 31,2001                        December 31, 2000
                                 -------------------------------------   ---------------------------------------
                                              Unrealised                                Unrealised
                                  Amortized ---------------   Market      Amortized   ---------------    Market
                                   Costs    Gains    Losses   Value        Costs      Gains    Losses    Value
                                 -------------------------------------   ---------------------------------------
Securities held to maturity:
U.S. Treasury
U.S. Government agencies
 and corporations
Obligations of States and
 Political Subdivisions
Other Debt Securities

Securities Available for Sale:
U.S. Treasury                    $ 14,046   $  263   $    1   $ 14,308   $ 23,045     $  122   $    8   $ 23,159
U.S. Government agencies
 and corporations                  24,073      503        7     24,569     25,926        105       11     26,020
Obligations of States and
 Political Subdivisions            25,450      478      175     25,753     35,111        428      197     35,342
Other Debt Securities              79,636    1,205      822     80,019     45,241        240      780     44,701
Marketable Equity Securities        8,115       97      104      8,108      7,186        164      322      7,028
                                 -------------------------------------   ---------------------------------------
                                 $151,320   $2,546   $1,109   $152,757   $136,509     $1,059   $1,318   $136,250
                                 =====================================   =======================================

                                           December 31, 1999
                                 ---------------------------------------
                                               Unrealised
                                 Amortized   --------------    Market
                                   Costs     Gains   Losses    Value
                                 -------------------------------------
Securities held to maturity:
U.S. Treasury                    $            $      $        $     --
U.S. Government agencies
 and corporations                      --       --       --         --
Obligations of States and
 Political Subdivisions             2,744       40        1      2,783
Other Debt Securities                 999                 5        994
                                 -------------------------------------
                                 $  3,743     $ 40   $    6   $  3,777
                                 =====================================

Securities Available for Sale:
U.S. Treasury                    $ 24,127     $  1   $  156   $ 23,972
U.S. Government agencies
 and corporations                  27,867               221     27,646
Obligations of States and
 Political Subdivisions            35,822      151    1,111     34,862
Other Debt Securities              47,923      116    1,145     46,894
Marketable Equity Securities        3,221      622      272      3,571
                                 -------------------------------------
                                 $138,960     $890   $2,905   $136,945
                                 =====================================

Maturity Distribution of Securities
(Dollars in Thousands)
December 31, 2001

                                       Within               After One But               After Five But                    After
                                      One Year             Within Five Years           Within Ten Years                 Ten Years
                                 -------------------------------------------     --------------------------------------------------
                                  $ Amt       Yield       $ Amt        Yield          $ Amt         Yield         $ Amt       Yield
                                 -------      -----       -------      -----         -------        -----        -------      -----

Securities Available for Sale:
U.S. Treasury                    $ 9,179       6.03%      $ 5,129       3.91%        $    --                     $    --
U.S. Government agencies
 and corporations                  8,170       6.15%       15,385       4.46%          1,014         6.54%
Obligations of States and
 Political Subdivisions            1,256       4.01%        7,046       7.62%          4,640         7.09%        12,811       7.00%
Other Debt Securities                537       4.93%       17,512       6.27%         13,029         6.95%         9,939       4.12%
                                 -------------------------------------------     -------------------------------------------------
                 Total           $19,142       5.91%      $45,072       5.58%        $18,683         6.96%       $22,750       5.71%
                                 ===========================================     =================================================

                                 Collateralized Mortgage
                                 Obligation and Other
                                 Asset Backed Securities
                                 ------------------------
                                  $ Amt            Yield
                                 -------           -----
Securities Available for Sale:
U.S. Treasury                    $    --
U.S. Government agencies
 and corporations
Obligations of States and
 Political Subdivisions
Other Debt Securities             39,002            5.77%

                                 ------------------------
Total                            $39,002            5.77%
                                 ========================

The weighed average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable equivalent basis using a tax rate of 34%

LOAN PORTFOLIO
(Dollar in thousands)

A.   TYPE OF LOAN

                                                        2001       2000       1999       1998       1997
                                                      --------   --------   --------   --------   --------
 Commercial, Financial and Agricultural               $ 98,745   $ 79,229   $ 78,588   $ 66,257   $ 61,066
 Residential Mortgage                                  154,115    160,525    159,884    134,998    128,161
 Commercial Mortgage                                    73,904     59,680     49,549     46,701     37,702
 Installment                                            39,442     40,126     43,772     38,393     44,661
 Lease Receivables                                      22,249     30,318     35,918     29,362     18,231
                                                      --------   --------   --------   --------   --------
 GROSS LOANS                                           388,455    369,878    367,711    315,711    289,821
 Less Unearned Income                                    2,282      3,722      4,947      4,570      3,708
                                                      --------   --------   --------   --------   --------
TOTAL LOANS NET OF UNEARNED                           $386,173   $366,156   $362,764   $311,141   $286,113
                                                      ========   ========   ========   ========   ========

B.   LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                      December 31,2001
                                                      -------------------------------------------------
                                                      One Year   One Through      Over      Total Gross
                                                      or Less    Five Years    Five Years     Loans
                                                      --------   -----------   ----------   -----------
Commerical Financial and Agricultural
-------------------------------------
Loans with predetermine Rate                          $10,469      $26,963       $14,156      $51,588
Loans with Floating Rate                               35,766        9,043         2,348       47,157
                                                      -------      -------       -------      -------
                                                      $46,235      $36,006       $16,504      $98,745
                                                      =======      =======       =======      =======

C.   RISK ELEMENTS

                                                         2001       2000       1999       1998       1997
                                                        ------     ------     ------     ------     ------
Loans on non-accrual basis                              $1,174     $  652     $  862     $  198     $  323
Accruing Lonas which are contractually
past due 90 days or more as to interest
or principal payment                                       432      1,136        886      1,479        601
Troubled Debt Restructuring                                 --         --         --        538        597
                                                        ------     ------     ------     ------     ------
                                                        $1,606     $1,788     $1,748     $2,215     $1,521
                                                        ======     ======     ======     ======     ======

1. Interest income recorded on the non-accrual loans for the year ended December 31, 2001 was $63. Interest income whcich would have been recorded on these loans had they been on accrual status was $132.
2 Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal
3. At December 31, 2001 there was $ 6,950 in loans which are considered problem loans which were not included in the table above.
     In the opinion of management, these loans are adequately secured and losses are believed to be minimal

SUMMARY OF LOAN LOSS EXPERIENCE
 (Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,

                                                        2001          2000          1999          1998          1997
                                                       ------        ------        ------        ------        ------
Balance at beginning of Period                         $3,879        $3,890        $3,314        $3,062        $2,683
Charge-Offs:
   Domestic:
      Commercial, Financial and Agricultural               38           144            90            77            88
      Commercial Mortgages                                162             3            54            --            --
      Residential Mortgages                                87            12            --            16            28
      Consumer Loans and Credit Cards                     494           413           379           459           529
      Leasing                                             234           395            93            42            25
                                                       ------        ------        ------        ------        ------
                                                        1,015           967           616           594           670
Recoveries:
   Domestic:
      Commercial, Financial and Agricultural                1            18            80            21             2
      Commercial Mortgages                                  4             2             4            --            --
      Residential Mortgages                                 8            --            --             2             1
      Consumer Loans and Credit Cards                      83            95           103           115           115
      Leasing                                              55            34             6             1            --
                                                       ------        ------        ------        ------        ------
                                                          151           149           193           139           118

               Net Charge-Offs:                          (864)         (818)         (423)         (455)         (552)

      Provision for Loan Losses                         1,080           807           643           707           931
      Adjustments due to acquisition                       --            --           356            --            --
                                                       ------        ------        ------        ------        ------
      Balance at End-of-Period                         $4,095        $3,879        $3,890        $3,314        $3,062
                                                       ======        ======        ======        ======        ======

Percentage of net charge-offs during the period
to average loans outstanding                             0.23          0.22          0.13         0.16           0.20

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

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
 (Dollars In Thousands)

                                                  2001             2000             1999              1998              1997
                                           ----------------------------------------------------------------------------------------
                                             % of Loans in    % of Loans in     % of Loans in     % of Loans in     % of Loans in
                                             each Category    each Category     each Category     each Category     each Category
                                           $ Amt.  to Total  $ Amt.  to Total  $ Amt.  to Total  $ Amt.  to Total  $ Amt.  to Total
                                           ----------------------------------------------------------------------------------------
Domestic:
   Real Estate Mortgages                   $1,026    58.70%  $  811    59.54%  $  720    56.96%  $  521    57.55%  $  678    57.23%

   Installment Loans to Individuals           519    10.15%     473    10.84%     592    11.90%     453    12.16%     429    15.41%

   Commercial, Financial and Agricultural   1,066    25.42%     706    21.42%     626    21.37%     435    20.99%     361    21.07%

   Leasing                                    212     5.73%     221     8.20%     177     9.77%     140     9.30%      80     6.29%

   Unallocated                              1,272     0.00%   1,688     0.00%   1,775     0.00%   1,765     0.00%   1,514     0.00%
                                           ----------------------------------------------------------------------------------------

            TOTALS                         $4,095   100.00%  $3,879   100.00%  $3,890   100.00%  $3,314   100.00%  $3,062   100.00%
                                           ========================================================================================

1. In determining the allocation of the allowance for possible credit losses. County National Bank considers economic trends, historical patterns and specific credit reviews.
2. With regard to the credit reviews, a "watchlist" is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed "allocated", while the renaming balance is "unallocated".

DEPOSITS
  (Dollars In Thousands)

December 31,                                  2001                          2000                      1999
                                       Amount     Annual rate        Amount      Annual rate    Amount       Annual rate
                                     -----------------------------------------------------------------------------------
Demand - Non Interest Bearing         $ 54,254                      $ 52,092                   $ 43,420

Demand - Interest Bearing              122,709       1.78%           117,352        2.48%       107,341         2.49%

Savings Deposits                        77,214       2.98%            72,128        3.81%        67,717         3.32%

Time Deposits                          245,722       5.49%           242,352        5.36%       209,709         5.08%
                                      --------                      --------                   --------

  TOTAL DEPOSITS                      $499,899                      $483,924                   $428,187
                                      ========                      ========                   ========

     The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2001.
(Dollars In Thousands)

Maturing in:

     Three months or less                               $ 4,621

     Greater than three months and through six months    11,438

     Greater than six months and through twelve months   13,435

     Greater than twelve months                           4,536
                                                        -------

                                                        $34,030
                                                        =======

     Key ratios for the Corporation for the years ended December 31, 2001 and 2000 appear in the Annual Shareholders' Report for the year ended December 31, 2001 under the caption "Selected Financial Data" on pages 25 and 26 and is incorporated herein by reference.

ITEM 2. PROPERTIES

     The headquarters of the Corporation and the Bank is located at 1 South Second Street, Clearfield, Pennsylvania. The Bank operates 19 full-service and 1 limited service offices. Of these 20 offices, 16 are owned and four are leased from independent owners. There are no incumberances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, for the three months ended December 31, 2001.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
        MATTERS

     Information relating to the Corporation's common stock is on pages 24 and 39 of the Annual Shareholders' Report for the year ended December 31, 2001 and is herein incorporated by reference. There were 1,557 registered shareholders of record as of March 6, 2002.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this section is presented on pages 25 and 26 of the Annual Shareholders' Report for the year ended December 31, 2001 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this section is presented on pages 27-35 of the Annual Shareholders' Report for the year ended December 31, 2001 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this section is presented on pages 33 and 34 of the Annual Shareholders' Report for the year ended December 31, 2001 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, which appear in the Annual Shareholders' Report for the year ended December 31, 2001, are incorporated herein by reference to such annual report:

                                                                 Pages in
                                                               Annual Report
                                                               -------------

Consolidated Statements of Condition                               5
Consolidated Statements of Income                                  6
Consolidated Statements of Cash Flows                              7
Consolidated Statements of Changes in Shareholders' Equity         8
Notes to Consolidated Financial Statements                        9-22
Report of Independent Auditors                                     23

     Quarterly financial data relating to the results of operations for the years ended December 31, 2001 and 2000, appears in the Annual Shareholders' Report for the year ended December 31, 2001 under the caption "Quarterly Financial Data" (unaudited) at Page 22 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Executive Officers is included in Part I and information describing the Corporation's directors is included by reference on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 16, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this section is presented on pages 7-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this section is presented on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this section is presented on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002 and is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS FILED

     The Financial Statements listed below are incorporated herein by reference from the Annual Shareholders' Report for the year ended December 31, 2001

                                                                Pages in
                                                              Annual Report
                                                              -------------
CNB Financial Corporation and Subsidiary:
 Consolidated Statements of Condition                              5
 Consolidated Statements of Income                                 6
 Consolidated Statements of Cash Flows                             7
 Consolidated Statements of Changes in Shareholders' Equity        8
 Notes to Consolidated Financial Statements                       9-22
 Quarterly Summary of Earnings and Per Share Data                  22
 Report of Independent Auditors                                    23
 Per Share Data                                                    24

     2. FINANCIAL STATEMENTS SCHEDULES:

     All schedules are omitted since they are not applicable.

(B)  REPORTS ON FORM 8-K

     Form 8-K dated August 15, 2001 was filed announcing the approval of a plan to repurchase up to 180,000 shares of its common stock. The plan for repurchase will expire on August 14, 2002 unless extended by the Board of Directors.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CNB FINANCIAL CORPORATION
                                  (Registrant)


Date:         March 27, 2002             By:  /s/ William F. Falger
      -------------------------------       ------------------------------------
                                            WILLIAM F. FALGER
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.


/s/ William F. Falger                  President & Chief Executive Officer,
------------------------               Director
WILLIAM F. FALGER


/s/ William A. Franson                 Executive Vice-president and Secretary,
------------------------               Director
WILLIAM A. FRANSON


/s/ Robert E. Brown        Director    /s/ Jeffrey S. Powell
------------------------               -----------------------------------
ROBERT E. BROWN                        JEFFREY S. POWELL


/s/ Richard D. Gathagan    Director    /s/ James B. Ryan
------------------------               -----------------------------------
RICHARD D. GATHAGAN                    JAMES B. RYAN


/s/ James J. Leitzinger    Director    /s/ Peter F. Smith
------------------------               -----------------------------------
JAMES J. LEITZINGER                    PETER F. SMITH


/s/ Dennis L. Merrey       Director    /s/ Joseph L. Waroquier, Sr.
------------------------               -----------------------------------
DENNIS L. MERREY                       JOSEPH L. WAROQUIER, SR


/s/ William R. Owens       Director    /s/ James P. Moore
------------------------               -----------------------------------
WILLIAM R. OWENS                       JAMES P. MOORE


/s/ Robert C. Penoyer      Director
------------------------
ROBERT C. PENOYER

EXHIBITS:

     The exhibits listed below are filed herewith or are incorporated herein by reference to other filings:

     EXHIBIT
     NUMBER       DESCRIPTION
     ------       -----------

       10         Material Contracts

       13         Annual Report to Shareholders for 2001

       21         Subsidiaries of the Registrant