Form 10-Q
period 2002-03-31
CNB FINANCIAL CORP/PA
filed 2002-05-10
CIK 736772

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M    1 0 - Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    --------------------    --------------------

                         Commission File Number 0-13396

                           CNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                25-1450605
            ------------                                ----------
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


      The number of shares outstanding of the issuer's common stock as of
                                 May 10, 2002:

               COMMON STOCK:  $1.00 PAR VALUE - 3,633,642 SHARES

                                     INDEX



                                    PART I.
                             FINANCIAL INFORMATION



Sequential
Page Number
-----------
 PAGE   3.    Consolidated Balance Sheets - March 31, 2002 and December 31, 2001

 PAGE   4.    Consolidated Statements of Income - Quarters ending March 31, 2002 and 2001

 PAGE   5.    Consolidated Statements of Comprehensive Income for the quarters ending March 31,
              2002 and 2001

 PAGE   6.    Consolidated Statements of Cash Flows - three months ending March 31, 2002 and 2001

 PAGE   7.    Notes to Consolidated Financial Statements

 PAGE   8.    Management's Discussion and Analysis of Financial Condition and Results of Operations

 PAGE  13.    Quantitative and Qualitative Disclosures About Market Risk


                                    PART II.
                               OTHER INFORMATION

 PAGE  14.    ITEM   1.    Legal Proceedings

 PAGE  14.    ITEM   2.    Changes in Securities and Use of Proceeds

 PAGE  14.    ITEM   3.    Defaults Upon Senior Securities

 PAGE  14.    ITEM   4.    Submission of Matters for Security Holders Vote

 PAGE  14.    ITEM   5.    Other Information

 PAGE  14.    ITEM   6.    Exhibits and Reports on Form 8-K

 PAGE  14.    Signatures

                          CONSOLIDATED BALANCE SHEETS
                           CNB FINANCIAL CORPORATION

(Dollars in thousands)

                                                                               March 31        Dec. 31,
ASSETS                                                                           2002            2001
                                                                             ------------    -------------
Cash and due from banks............................................               $15,292          $17,350
Interest bearing deposits with other banks.........................                14,487            2,041
                                                                             ------------    -------------
  Total cash and cash equivalents..................................                29,779           19,391
Securities available for sale......................................               177,547          152,757
Loans held for sale................................................                 3,289            5,334
Loans and leases...................................................               394,409          388,455
  Less:  unearned discount.........................................                 2,006            2,282
  Less: allowance for loan and lease losses........................                 4,180            4,095
                                                                             ------------    -------------
  NET LOANS........................................................               388,223          382,078
FHLB and Federal Reserve stock.....................................                 3,560            1,932
Premises and equipment, net........................................                12,328           12,485
Accrued interest receivable and other assets.......................                 6,404            6,052
Intangible assets, net.............................................                12,352           12,765
                                                                             ------------    -------------
  TOTAL ASSETS.....................................................              $633,482         $592,794
                                                                             ============    =============

LIABILITIES
Deposits:
  Non-interest bearing deposits....................................              $ 54,523         $ 60,241
  Interest bearing deposits........................................               472,861          446,399
                                                                             ------------    -------------
  TOTAL DEPOSITS...................................................               527,384          506,640
Other borrowings...................................................                43,025           23,268
Accrued interest and other liabilities.............................                 8,371            7,992
                                                                             ------------    -------------
  TOTAL LIABILITIES................................................               578,780          537,900


SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares..........................................                 3,694            3,694
  Additional paid in capital.......................................                 3,705            3,753
  Retained earnings................................................                48,436           47,731
  Treasury stock, at cost..........................................                (1,362)          (1,236)
   (61,655 shares for March 2002, and 53,568 for December 2001)
  Accumulated other comprehensive income...........................                   229              952
                                                                             ------------    -------------
  TOTAL SHAREHOLDERS' EQUITY.......................................                54,702           54,894
                                                                             ------------    -------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY.........................              $633,482         $592,794
                                                                             ============    =============

                       CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
(Dollars in thousands, except per share data)             Three Months Ended March 31,
                                                          2002                    2001
                                                       -----------             -----------
INTEREST AND DIVIDEND INCOME
Loans including fees................................       $7,396                  $ 7,964
Deposits with other banks...........................           15                       54
Federal funds sold..................................           75                      103
Investment securities:
   Taxable..........................................        1,603                    1,641
   Tax-exempt.......................................          470                      432
   Dividends........................................          136                      145
                                                       ----------              -----------
   TOTAL INTEREST AND DIVIDEND INCOME...............        9,695                   10,339
                                                       ----------              -----------

INTEREST EXPENSE
Deposits............................................        3,539                    4,850
Borrowed funds......................................          457                      294
                                                       ----------              -----------
   TOTAL INTEREST EXPENSE...........................        3,996                    5,144
                                                       ----------              -----------
   Net interest income..............................        5,699                    5,195
   Provision for loan losses........................          360                      270
                                                       ----------              -----------
NET INTEREST INCOME AFTER PROVISION.................        5,339                    4,925
                                                       ----------              -----------

NON-INTEREST INCOME
Trust & asset management fees.......................          243                      223
Service charges on deposit accounts.................          777                      609
Other service charges and fees......................          139                      159
Securities gains(losses)............................            0                        0
Gains on sale of loans..............................           43                        8
Other income........................................          234                      158
                                                       ----------              -----------
   TOTAL NON-INTEREST INCOME........................        1,436                    1,157
                                                       ----------              -----------

NON-INTEREST EXPENSES
Salaries............................................        1,568                    1,479
Employee benefits...................................          582                      520
Net occupancy expense of premises...................          610                      633
Amortization of intangible..........................          473                      438
Other...............................................        1,404                    1,200
                                                       ----------              -----------
   TOTAL NON-INTEREST EXPENSES......................        4,637                    4,270
                                                       ----------              -----------

Income before income taxes..........................        2,138                    1,812
Applicable income taxes.............................          520                      430
                                                       ----------              -----------

   NET INCOME.......................................       $1,618                  $ 1,382
                                                       ==========              ===========
EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
     Net income, basic..............................        $0.45                    $0.38
     Net income, diluted............................        $0.44                    $0.38
DIVIDENDS PER SHARE
     Cash dividends per share.......................        $0.25                    $0.23

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

(Dollars in thousands)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                  ---------------------
                                                                                     2002        2001
                                                                                  ---------------------
Net income                                                                         $ 1,618      $ 1,382

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                                                               (723)       1,275
Reclassified adjustment for
   accumulated gains/(losses)
   included in net income, net of tax                                                   --           --
                                                                                  ---------------------
Other comprehensive income                                                            (723)       1,275
                                                                                  ---------------------
Comprehensive income                                                               $   895     $  2,657
                                                                                  =====================


                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                           CNB FINANCIAL CORPORATION
(Dollars in thousands)

                                                                          Three Months Ended March 31,
Cash flows from operating activities:                                     2002                  2001
                                                                      -------------         -------------
Net Income                                                               $  1,618              $  1,382
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses                                                 360                   270
    Depreciation and amortization                                             819                   723
    Amortization and accretion and deferred loan fees                         (50)                  (84)
    Deferred taxes                                                           (415)                 (258)
    Security (gains)/losses                                                     0                     0
    Gain on sale of loans                                                     (43)                   (8)
   Net (gains)losses on dispositions of acquired property                      (8)                    0
   Proceeds from sale of loans                                             11,892                 2,002
   Origination of loans for sale                                           (9,803)               (3,368)
Changes in:
    Interest receivable                                                      (116)                  142
    Other assets and intangible                                            (2,198)                 (901)
    Interest payable                                                           (3)                  (39)
    Other liabilities                                                       1,164                 1,372
                                                                    -------------         -------------

Net cash from operating activities                                          3,217                 1,233
Cash flows from investing activities:
  Proceeds from maturities of:
      Securities available for sale                                        11,449                13,730
  Proceeds from sales of securities available for sale                        178                     0
  Purchase of:
      Securities available for sale                                       (37,622)              (25,012)
  Net principal disbursed on loans                                         (6,339)                5,116
  Purchase of premises and equipment                                         (189)                 (443)
  Proceeds from the sale of foreclosed assets                                 278                     0
                                                                    -------------         -------------

Net cash from investing activities                                        (32,245)               (6,609)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts                          (3,833)                3,876
      Certificates of deposit                                              24,577                 4,256
      Additional paid in capital                                              (48)                    0
      Treasury stock                                                         (126)                   31
      Cash dividends paid                                                    (911)                 (843)
  Net advances from other borrowings                                       19,757                 7,968
                                                                    -------------         -------------
Net cash from financing activities                                         39,416                15,288
                                                                    -------------         -------------


Net increase (decrease) in cash and cash equivalents                       10,388                 9,912
Cash and cash equivalents at beginning of year                             19,391                17,973
                                                                    -------------         -------------
Cash and cash equivalents at end of period                               $ 29,779              $ 27,885
                                                                    =============         =============


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                            $  3,993              $  5,183
     Income Taxes                                                        $      0              $      0


                   CNB FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                             BASIS OF PRESENTATION


     The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission
(SEC) and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     In the opinion of the Management of the registrant, the accompanying consolidated financial statements for the quarter ended March 31, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 2001.

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

EARNINGS PER SHARE


     Earnings per share (EPS) is calculated on the weighted average number of common shares outstanding during the year. The weighted average shares used in the calculation were 3,634,607 for basic and 3,643,236 diluted in 2002 and 3,667,014 for basic and diluted in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS


NONE

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         CONSOLIDATED YIELD COMPARISONS
CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)


                                                             March 31, 2002                    March 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                   Average     Annual     Interest    Average   Annual   Interest
                                                   Balance      Rate      Inc./Exp.   Balance    Rate    Inc./Exp.
Assets
Interest-bearing deposits with banks              $  3,001       2.00%      $   15    $  3,410     6.33%    $    54
Federal funds sold and securities
     purchased under agreements to resell           15,059       1.99%          75       7,761     5.31%        103
Investment Securities:
    Taxable                                        119,640       5.36%       1,603     103,433     6.35%      1,641
    Tax-Exempt  (1)                                 38,653       6.85%         662      35,130     6.73%        591

    Equity Investments  (1)                         11,515       6.08%         175      10,210     7.05%        180
-------------------------------------------------------------------------------------------------------------------
  Total Investments                                187,868       5.39%       2,530     159,944     6.42%      2,569
Loans
    Commercial  (1)                                 94,990       6.80%       1,616      80,031     8.74%      1,749
    Mortgage      (1)                              232,671       7.99%       4,646     221,033     8.72%      4,819
    Installment                                     41,945       8.27%         867      41,762     9.26%        967
    Leasing                                         19,030       7.08%         337      25,650     7.49%        480
-------------------------------------------------------------------------------------------------------------------
  Total loans  (2)                                 388,636       7.68%       7,466     368,476     8.70%      8,015
Total earning assets                               576,504       6.94%       9,996     528,420     8.01%     10,584
Non Interest Bearing Assets
    Cash & Due From Banks                           13,356                      --      11,769                   --
    Premises & Equipment                            12,444                      --      12,967                   --
    Other Assets                                    18,834                      --      20,642                   --
    Allowance for Possible Loan Losses              (4,140)                     --      (3,958)                  --
-------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                40,494         --           --      41,420       --          --
-------------------------------------------------------------------------------------------------------------------
Total Assets                                      $616,998                  $9,996    $569,840              $10,584
                                                ===================================================================

Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                     $132,495       1.09%      $  361    $117,811     2.29%    $   674
    Savings                                         78,802       1.70%         334      73,554     3.78%        695
    Time                                           249,118       4.57%       2,844     245,814     5.66%      3,481
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                  460,415       3.07%       3,539     437,179     4.44%      4,850
Short-term borrowings                                2,536       2.05%          13       1,379     6.09%         21
Long-term borrowings                                34,889       5.09%         444      19,889     5.49%        273
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities               497,840       3.21%       3,996     458,447     4.49%      5,144
Demand - non-interest-bearing                       54,421                      --      51,008                   --
Other liabilities                                    8,404                      --       7,294                   --
-------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                560,665                   3,996     516,749                5,144
Shareholders' equity                                56,333                      --      53,091                   --
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $616,998                  $3,996    $569,840              $ 5,144
                                                ===================================================================


Interest income/earning assets                                   6.94%      $9,996                 8.01%    $10,584
Interest expense/interest bearing liabilities                    3.21%       3,996                 4.49%      5,144
-------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                              3.73%      $6,000                 3.52%    $ 5,440
                                                          ========================            =====================

Interest Income/Interest Earning Assets                          6.94%      $9,996                 8.01%    $10,584
Interest expense/Interest Earning Assets                         2.77%       3,996                 3.89%      5,144
-------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                              4.17%      $6,000                 4.12%    $ 5,440
                                                          ========================            =====================

(1) The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2002 and 2001, adjusted for certain tax exemptions

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

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

OVERVIEW OF BALANCE SHEET


     Total assets (shown in "Consolidated Balance Sheet") have increased 6.9% since year-end 2001 to $633.5 million. The increase has occurred primarily in cash and investments. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS


     Cash and cash equivalents totaled $29,779,000 at March 31, 2002 compared to $19,391,000 on December 31, 2001. This increase resulted from a significant inflow of deposits mainly during March 2001. The Corporation will focus on decreasing the cash balance and investing funds in higher yielding earning assets during the second quarter.

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

SECURITIES


     Securities increased $24.8 million (or 16.2%) since December 31, 2001. The increase resulted from an opportunity to borrow money from the Federal Home Loan Bank and invest in $20 million of State and Municipal Bonds having similar duration. Also aiding the increase was the deposit growth. The Corporation has been investing the dollars in prudent investments over time. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimizes the overall effect of different rate environments.

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

LOANS


     The Corporation's loan demand was strong during the first quarter of 2002. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

     At March 31, 2002, the Corporation had $392,403,000 in loans and leases outstanding, net of unearned discount, up $6,230,000 (or 1.6%) since December 31, 2001. The increase was caused by demand in commercial loans including mortgages. While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a stronger approach has been adopted toward secured consumer loans. This strategy is part of an overall initiative to increase our market share of households in loans and deposits.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS


     The Allowance for Loan and Lease Losses as a percentage of loans increased from 1.06% at December 31, 2001 to 1.07% at March 31, 2002. The dollar amount of the reserve increased $85,000 since year-end 2001. The increase is a result of the provision of $360,000 expensed during the three months less net charge-offs. The gross charge-offs for the three months of 2002 were $324,000 while recoveries were $49,000. This level of charge-offs is an increase from the three months of 2001 when charge-offs were $193,000 with recoveries of $46,000. The economic downturn has caused consumers to slow in their payment stream. It does not appear that the situation is in a continuing downturn for our portfolio as the situation has appeared to stabilize.

     The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable losses in the portfolio as of March 31, 2002. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

     Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $2,619,000 or 0.67% of total loans on March 31, 2002 compared to $2,098,000 or 0.54% on December 31, 2001.

FUNDING SOURCES


     The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation at $527,384,000 at March 31, 2002. Deposit increase of 4.1% since year-end 2001 is a result of the previously mentioned strategy to focus on consumer households. The focus has included a low cost checking solution as well as several certificate of deposit promotions. Also adding to the increase is the decline in value of the stock market which continues to draw investors back to bank deposits.

     The Corporation utilizes term borrowings from the Federal Home Loan Bank
(FHLB) to meet funding needs not accommodated by deposit growth. During 2002, the Corporation borrowed $20 million to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS' EQUITY


     The Corporation's capital continues to provide a base for profitable growth. Total Shareholders' Equity was $54,702,000 at March 31, 2002 compared to $54,894,000 at December 31, 2001 a decrease of $192,000 (or -0.3%). In the first three months of 2002, the Corporation earned $1,618,000 and declared dividends of $906,000, a dividend payout ratio of 56.0% of net income.

     The investment securities in the Corporation's portfolio are classified as available-for-sale making this portion of the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first quarter of 2002 have risen in the shorter maturities. This situation has caused a decrease in accumulated other comprehensive income which is included in stockholders' equity of $723,000 since December 31, 2001.

     The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 10.51% at March 31, 2002 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 9.56% is above the well-capitalized minimum of 6%. The leverage ratio at March 31, 2002 was 6.99%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base.

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

                             RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT


     The Corporation had net income of $1,618,000 for the first quarter of 2002. The earnings per diluted share for the period was $0.44. Net income was $1,382,000 for the first quarter of 2001, which equated to earnings per diluted share of $0.38.

INTEREST INCOME AND EXPENSE


     Net interest income totaled $5,699,000 in the first quarter, an increase of 9.7% over the first quarter of 2001. Total interest income decreased during the quarter by $644,000 or -6.2% while interest expense decreased by $1,148,000 or 22.3% when compared to the first quarter of 2001. Our cost of funds decreased faster than the yield on assets. The main cause of this was the rapid decline in interest rates throughout 2001 allowing for a more rapid repricing in our liabilities than occurred in the loan and securities portfolios.

PROVISION FOR LOAN LOSSES

     The Corporation recorded a provision for loan and lease losses in the first quarter of $360,000 compared to the first quarter of 2001 at $270,000. Based on managements' evaluation of problem loans, increased charge-offs, expected growth in the loan portfolio, and the overall effects of the economy managements' analysis indicates the allowance provision appears to be adequate.

NON-INTEREST INCOME


     Non-interest income increased $279,000 (or 24.1%) in the first quarter of 2002 when compared to the same period in 2001. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the three months, account service charges totaled $777,000 up $168,000 (or 27.6%) over last year. The increases in fee income were mainly derived from a new service that began in April 2001. This service provided customers with the comfort of having their checks paid and not returned as insufficient. Also during 2002, income derived from the sale of mortgages was high due to low interest rates and a wave of refinancing.

NON-INTEREST EXPENSE


     Non-interest expense increased $367,000 or 8.6% during the first quarter of 2002 when compared to the same period in 2001. The increase occurred across all areas without any single category being significantly different.

RETURN ON ASSETS

     For the three months ended March 31, 2002, the Corporation's annualized return on average assets ("ROA") totaled 1.06% up from the 0.97% recorded in 2001. Operating cash earnings ROA, which represents earnings excluding one-time merger related costs, if applicable, and amortization expense, for the three months of 2002 was 1.27% as compared to 1.17% in the same period for 2001.

RETURN ON EQUITY

     The Corporation's annualized return on average shareholder's equity ("ROE") in the first quarter was 11.91% compared to 10.47% for 2001. The increase can be attributed to both increased earnings and controlled levels of capital through dividends and stock repurchase into Treasury shares. Operating cash earnings ROE for the first quarter was 14.21% compared to 12.66% in 2001.

FEDERAL INCOME TAX EXPENSE


     Federal income tax expense was $520,000 in the first quarter of 2002 compared to $430,000 in the first quarter of 2001. The increase reflects a higher level of overall income in the period when compared to the same period in the prior year.

FUTURE OUTLOOK


     Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on growth from increased market share especially in transactional deposit accounts. The goal of growth is to increase shareholder value as well as provide favorable results in the long-term profitability of the Corporation.

     Loan demand was strong during the first quarter. Loan growth is expected to provide for an increase of over 3% for the year over year-end 2001. The Corporation's loan to deposit ratio has decreased through the first quarter to 73.61% compared to 75.43% at year-end 2001 as deposit growth has been very good during the first quarter and is expected to remain strong throughout 2002. A plan to expand our commercial lending niche into surrounding market areas should help to stabilize the loan to deposit ratio.

     Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first three months, total net charge-offs were $275,000 of which consumer net charge-offs totaled $173,000. Management believes that the loan review and collections procedures as well as our underwriting standards will give the Bank favorable charge-off history when compared to peer institutions.

     Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 2002, the Corporation's efficiency ratio was 54.97% compared to 56.66% for the same period last year.

     The efficiency ratio improved as the level of non-interest income has increased at a faster rate and higher dollar amount than non-interest expense. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on controlling non-interest expenses. Through the use of technology and more efficient processes, our non-interest costs have shown modest increases throughout the first quarter of 2002 and is expected to assist us throughout 2002.

     The interest rate environment will continue to play an important role in the future earnings of the Corporation. The net interest margin has remained the central focus of management as competitive pressures in the form of reduced lending rates along with the search for low cost deposits has created pressure to the margin for the industry. The Corporation has been able to increase the margin slightly. This occurrence has been aided by the sharp steepening in the yield curve. Management expects further growth in interest income coupled with managed interest costs to provide the Corporation with improved net interest income for the remainder of 2002.

     Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2002.

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK


          In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor the Corporation's interest rate risk position. No material changes have occurred during the period in the Bank's market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 2001.

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

                           PART II  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

                  CNB Financial Corporation and its subsidiary County National Bank were named codefendants with six other parties in a civil action for monetary damages in excess of $25,000. The suit claims civil conspiracy and intentional interference with contractual relations. Further proceedings in that case were stayed by order entered September 24, 2001. The stay was entered because plaintiffs initiated a federal case with the claims of civil conspiracy and intentional interference with contractual relations and a violation of Section 1 of the Sherman Act. The complaint seeks unspecified treble damages plus attorney fees.

                   The Corporation and the other defendants have denied any wrongdoing or injury to the plaintiffs whatsoever. All defendants have filed Motions to Dismiss the federal action. Those motions are currently under consideration by the court. While the outcome of litigation is never certain, CNB Financial Corporation and its counsel believe that they will succeed in defending against these claims.

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

          ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                  None

          ITEM 5. OTHER INFORMATION

                  None

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports for the period ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CNB FINANCIAL CORPORATION
                                                   (Registrant)


DATE:         May 10, 2002                /s/  William F. Falger
         ----------------------           -----------------------------
                                          William F. Falger
                                          President and Director
                                          (Principal Executive Officer)



DATE:         May 10, 2002                /s/  Joseph B. Bower, Jr.
         ----------------------           -----------------------------
                                          Joseph B. Bower, Jr.
                                          Treasurer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)