Form 10-Q
period 2002-06-30
CNB FINANCIAL CORP/PA
filed 2002-08-14
CIK 736772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

Yes        X        No ____________
    --------------

         The number of shares outstanding of the issuer's common stock as of August 7, 2002:

                COMMON STOCK: $1.00 PAR VALUE - 3,639,324 SHARES

                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

 Sequential
Page Number
-----------
ITEM 1. - Financial Statements

   PAGE 3.  Consolidated Balance Sheets - June 30, 2002 and December 31, 2001

   PAGE 4.  Consolidated Statements of Income - Quarter ending June 30, 2002 and 2001

   PAGE 5.  Consolidated Statements of Income - Six months ending June 30, 2002 and 2001

   PAGE 6.  Consolidated Statements of Comprehensive Income for the quarter and six months ending June 30, 2002 and 2001

   PAGE 7.  Consolidated Statements of Cash Flows - Six months ending June 30, 2002 and 2001

   PAGE 8.  Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis

   PAGE 12. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 - Quantitative and Qualitative Disclosures

   PAGE 17. Quantitative and Qualitative Disclosures About Market Risk

                                    PART II.
                                OTHER INFORMATION

   PAGE 18. ITEM 1 Legal Proceedings

   PAGE 18. ITEM 2 Changes in Securities and Use of Proceeds

   PAGE 18. ITEM 3 Defaults Upon Senior Securities

   PAGE 18. ITEM 4 Submission of Matters for Security Holders Vote

   PAGE 18. ITEM 5 Other Information

   PAGE 18. ITEM 6 Exhibits and Reports on Form 8-K

   PAGE 19. Signatures

                           CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

                                                                      June 30,                   Dec. 31,
ASSETS                                                                  2002                       2001
                                                                   -------------              -------------
Cash and due from banks .......................................    $      13,287              $      17,350
Interest bearing deposits with other banks ....................           20,265                      2,041
                                                                   -------------              -------------
  Total cash and cash equivalents .............................           33,552                     19,391
Securities available for sale .................................          182,716                    152,757
Loans held for sale ...........................................            1,601                      5,334
Loans and leases ..............................................          402,866                    388,455
  Less: unearned discount ....................................             1,713                      2,282
  Less: allowance for loan losses .............................            4,326                      4,095
                                                                   -------------              -------------
  NET LOANS ...................................................          396,827                    382,078
FHLB and Federal Reserve Stock ................................            3,825                      1,932
Premises and equipment ........................................           12,165                     12,485
Accrued interest receivable and other assets ..................            7,074                      6,052
Intangible, net ...............................................           11,965                     12,765
                                                                   -------------              -------------
  TOTAL ASSETS ................................................    $     649,725              $     592,794
                                                                   =============              =============
LIABILITIES
Deposits:
  Non-interest bearing deposits ...............................    $      55,113              $      60,241
  Interest bearing deposits ...................................          475,296                    446,399
                                                                   -------------              -------------
  TOTAL DEPOSITS ..............................................          530,409                    506,640
Other borrowings ..............................................           53,025                     23,268
Accrued interest and other liabilities ........................            8,477                      7,992
                                                                   -------------              -------------
  TOTAL LIABILITIES ...........................................          591,911                    537,900

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value
  Authorized 10,000,000 shares
  Issued 3,693,500 shares .....................................            3,694                      3,694
  Additional paid in capital ..................................            3,676                      3,753
  Retained earnings ...........................................           49,452                     47,731
  Treasury stock, at cost .....................................           (1,212)                    (1,236)
   (56,868 shares for June 2002, and 53,568 for December 2001)
  Accumulated other comprehensive income ......................            2,204                        952
                                                                   -------------              -------------
  TOTAL SHAREHOLDERS' EQUITY ..................................           57,814                     54,894
                                                                   -------------              -------------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ....................    $     649,725              $     592,794
                                                                   =============              =============

                        CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                                                           THREE MONTHS ENDED JUNE 30,

INTEREST INCOME                                                                                         2002                 2001
                                                                                                      --------             --------
Loans including fees ....................................................................             $  7,529             $  7,882
Deposits with other banks ...............................................................                   32                   42
Federal funds sold ......................................................................                   64                  144
Securities:
   Taxable ..............................................................................                1,692                1,671
   Tax-exempt ...........................................................................                  551                  421
   Dividends ............................................................................                   99                  144
                                                                                                      --------             --------
   TOTAL INTEREST AND DIVIDEND INCOME ...................................................                9,967               10,304

INTEREST EXPENSE
Deposits ................................................................................                3,411                4,690
Borrowed funds ..........................................................................                  516                  291
                                                                                                      --------             --------
   TOTAL INTEREST EXPENSE ...............................................................                3,927                4,981
                                                                                                      --------             --------
Net interest and dividend income ........................................................                6,040                5,323
   Provision for loan losses ............................................................                  360                  270
                                                                                                      --------             --------
NET INTEREST INCOME AFTER PROVISION .....................................................                5,680                5,053

OTHER INCOME

Trust & asset management fees ...........................................................                  217                  272
Service charges on deposit accounts .....................................................                  855                  676
Other service charges and fees ..........................................................                  127                  143
Securities gains(losses) ................................................................                   12                  (14)
Gains (losses) on sale of loans .........................................................                   44                   (4)
Other income ............................................................................                  304                  146
                                                                                                      --------             --------
   TOTAL OTHER INCOME ...................................................................                1,559                1,219

OTHER EXPENSES
Salaries ................................................................................                1,705                1,494
Employee benefits .......................................................................                  556                  542
Net occupancy expense ...................................................................                  575                  597
Amortization of intangible ..............................................................                  468                  459
Other ...................................................................................                1,355                1,210
                                                                                                      --------             --------
   TOTAL OTHER EXPENSES .................................................................                4,659                4,302
                                                                                                      --------             --------

Income before income taxes ..............................................................                2,580                1,970
Applicable income taxes .................................................................                  654                  467
                                                                                                      --------             --------
   NET INCOME ...........................................................................             $  1,926             $  1,503
                                                                                                      ========             ========

Earnings Per Share, Based on Weighted Average Shares Outstanding
Net income, basic .......................................................................             $   0.53             $   0.41
Net income,  diluted ....................................................................             $   0.53             $   0.41
Cash dividends per share ................................................................             $   0.25             $   0.23

                        CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)                          SIX MONTHS ENDED JUNE 30,

INTEREST AND DIVIDEND INCOME                                               2002        2001
                                                                        ----------  ----------
Loans including fees ...........................................         $ 14,925    $  15,846
Deposits with other banks ......................................               47           96
Federal funds sold .............................................              139          247
Securities:
   Taxable .....................................................            3,295        3,312
   Tax-exempt ..................................................            1,021          853
   Dividends ...................................................              235          289
                                                                         --------     --------
   TOTAL INTEREST AND DIVIDEND INCOME ..........................           19,662       20,643
                                                                         --------     --------
INTEREST EXPENSE
Deposits .......................................................            6,950        9,540
Borrowed funds .................................................              973          585
                                                                         --------     --------
   TOTAL INTEREST EXPENSE ......................................            7,923       10,125
                                                                         --------     --------
   Net interest income                                                     11,739       10,518
   Provision for loan losses ...................................              720          540
                                                                         --------     --------
NET INTEREST INCOME AFTER PROVISION ............................           11,019        9,978
                                                                         --------     --------
OTHER INCOME
Trust & asset management fees ..................................              460          495
Service charges on deposit accounts ............................            1,632        1,285
Other service charges and fees .................................              266          302
Securities gains(losses) .......................................               12          (14)
Gains on sale of loans .........................................               87            4
Other ..........................................................              538          304
                                                                         --------     --------
   TOTAL OTHER INCOME ..........................................            2,995        2,376
                                                                         --------     --------
OTHER EXPENSES
Salaries .......................................................            3,273        2,973
Employee benefits ..............................................            1,138        1,062
Net occupancy expense ..........................................            1,185        1,230
Amortization of intangible .....................................              941          897
Other ..........................................................            2,759        2,410
                                                                         --------     --------
   TOTAL OTHER EXPENSES ........................................            9,296        8,572
                                                                         --------     --------
Income before income taxes .....................................            4,718        3,782
Applicable income taxes ........................................            1,174          897
                                                                         --------     --------
   NET INCOME ..................................................         $  3,544     $  2,885
                                                                         ========     ========

Earnings Per Share, Based on Weighted Average Shares Outstanding
Net income, basic ..............................................         $   0.98     $   0.79
Net income, diluted ............................................         $   0.97     $   0.79
Cash dividends per share .......................................         $   0.50     $   0.46

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                                --------             --------
                                             2002      2001       2002       2001
                                             ----      ----       ----       ----
Net Income                                 $ 1,926   $ 1,503    $ 3,544   $ 2,885
Other comprehensive income, net of tax
 Unrealized gains/(losses)on securities:
  Unrealized gains/(losses) arising
   during the period                         1,983       209      1,260     1,484
  Reclassified adjustment for
   accumulated gains/(losses)
   included in net income, net of tax            8        (9)         8        (9)
                                           -----------------    -----------------
Other comprehensive income                   1,975       218      1,252     1,493
                                           -----------------    -----------------
Comprehensive income                       $ 3,901   $ 1,721    $ 4,796   $ 4,378
                                           =================    =================

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

                                                                              Six Months Ended June 30,
Cash flows from operating activities:                                              2002        2001
                                                                                ----------  ----------
Net Income ...................................................................   $  3,544    $  2,885
Adjustments to reconcile net income to
  net cash provided by operations:
    Provision for loan losses ................................................        720         540
    Depreciation and amortization ............................................      1,533       1,478
    Amortization and accretion and deferred loan fees ........................       (160)       (245)
    Deferred taxes ...........................................................       (796)       (486)
    Security (gains) losses ..................................................        (12)         14
    Gain on sale of loans ....................................................        (87)         (4)
   Proceeds from sale of loans ...............................................     16,804      10,331
   Origination of loans for sale .............................................    (12,983)    (11,021)
   Net (gains) on dispositions of acquired property ..........................        (10)         (5)
Changes in:
    Interest receivable ......................................................       (403)          5
    Other assets and intangibles .............................................     (2,926)       (214)
    Interest payable .........................................................       (167)       (147)
    Other liabilities ........................................................        798       2,472
                                                                                 --------    --------
Net cash provided by operating activities ....................................      5,855       5,603
Cash flows from investing activities:
Proceeds from maturities of:
      Securities available for sale ..........................................     21,806      24,787
  Proceeds from sales of securities available for sale .......................        227          60
  Purchase of securities available for sale ..................................    (50,299)    (44,513)
  Net principal disbursed on loans ...........................................    (15,087)      1,384
  Purchase of premises and equipment .........................................       (272)       (608)
  Proceeds from the sale of foreclosed assets ................................        280         224
                                                                                 --------    --------
Net cash used in investing activities ........................................    (43,345)    (18,666)
Cash flows from financing activities:
  Net change in:
      Checking, money market and savings accounts ............................     (4,324)     12,842
      Certificates of deposit ................................................     28,093       1,347
      Additional paid in capital .............................................        (77)         32
      Cash dividends paid ....................................................     (1,820)     (1,687)
      Short term borrowings ..................................................       (243)     (1,341)
  Proceeds from sale of treasury stock .......................................        349           0
  Treasury stock purchased ...................................................       (327)          0
  Advances from long term borrowings .........................................     30,000      10,000
  Repayments of long term borrowings .........................................          0           0
                                                                                 --------    --------
Net cash provided by financing activities ....................................     51,651      21,193
                                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents .........................     14,161       8,130
Cash and cash equivalents at beginning of year ...............................     19,391      17,973
                                                                                 --------    --------
Cash and cash equivalents at end of period ...................................   $ 33,552    $ 26,103
                                                                                 ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (including amount credited directly to certificate
        accounts) ............................................................   $  7,926    $ 10,272
     Income Taxes ............................................................   $  1,660    $  1,120

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

         In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and six month periods ended June 30, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and six-month periods ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-K for the period ended December 31, 2001.

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

EARNINGS PER SHARE

         Earnings-per-share is calculated on the weighted average number of common shares outstanding during the year. The number of shares used for basic and diluted was 3,634,625 and 3,643,254 for the three and six month periods ended June 30, 2002 and 3,667,970 for basic and diluted for the three and six month periods ended June 30,2001. Stock options for 69,000 shares of common stock were considered in computing diluted earnings per common share.

SECURITIES

Securities available for sale at:

                                       June 30, 2002                             December 31, 2001
                        Amortized      Unrealized         Market   Amortized          Unrealized            Market
                           Cost     Gains      Losses      Value      Cost      Gains           Losses      Value
                        ---------  --------   --------   --------  ---------   --------        --------    --------
U.S. Treasury           $ 11,060   $    159   $     (0)  $ 11,219   $ 14,046   $    263        $     (1)   $ 14,308

U.S. Government
agencies and
corporations:             27,102        409         (0)    27,511     24,073        503              (7)     24,569

Obligations of States
and Political
Subdivisions              47,331      1,577       (103)    48,805     25,450        478            (175)     25,753

Mortgage-backed
 Securities               41,898        624        (16)    42,506     39,073        238            (308)     39,003

Corporate Notes
and Bonds                 43,350       1440       (527)    44,263     40,563        967            (514)     41,016

Marketable equity
Securities                 8,635        250       (473)     8,412      8,115         97            (104)      8,108
                        --------   --------   --------   --------   --------   --------        --------    --------
Total securities
available for sale      $179,376   $  4,459   $ (1,119)  $182,716   $151,320   $  2,546        $ (1,109)   $152,757
                        ========   ========   ========   ========   ========   ========        ========    ========

         On June 30, 2002 investment securities carried at $31,638 were pledged to secure public deposits and for other purposes provided by law.

         The following is a schedule of the contractual maturity of investments excluding equity securities, at June 30, 2002:

                                              Available for Sale
                                     Amortized Cost        Market Value
                                     --------------       --------------
1 year or less ...................     $  28,576             $ 29,116
1 year-5 years ...................        40,322               41,163
5 years-10 years .................        20,916               22,045
After 10 years ...................        39,029               39,474
                                       ---------             --------
                                         128,843              131,798
Mortgage-backed securities .......        41,898               42,506
                                       ---------             --------
Total securities .................     $ 170,741             $174,304
                                       =========             ========

Collateralized mortgage obligations and other asset-backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

OTHER BORROWINGS

         Other borrowings include $2,000 and $308 of demand notes payable to the US Treasury Department at June 30, 2002 and December 31, 2001. These notes are issued under the US Treasury Department's program of investing the treasury tax and loan account balances in interest bearing demand notes insured by depository institutions. These notes bear interest at a rate of .25 percent less than the average Federal funds rate as computed by the Federal Reserve Bank. The Corporation has available a $5 million line of credit with an unaffiliated institution. Terms of the line are floating at 30 day LIBOR plus 180 basis points, which equates to a rate of 3.64% at June 30, 2002. The outstanding balance on the loan at

June 30 was $1,025 and $710 at year end 2001. The Corporation issued $10 million of trust-preferred securities. The issue is callable on June 25, 2007 in whole or in part and matures on June 25, 2032. Interest is variable and adjusts quarterly based on the 3 month LIBOR plus 345 basis points. The interest rate at June 30, 2002 was 5.3369%. At June 30, 2002, the Bank had remaining borrowing capacity with the Federal Home Loan Bank of Pittsburgh (FHLB) of $144 million. Borrowings with the FHLB are secured by a blanket pledge of selected securities in the amount of $76,974 and certain mortgage loans with a value of $162,964. Also other borrowings include advances from the FHLB at June 30, 2002 and December 31, 2001 as follows:

                                                        June 30,       December 31,
                  Interest Rate     Maturity              2002             2001
                  -----------------------------------------------------------------
Variable
                  Overnight           Daily             $     --         $  2,250
                     [a]             3/1/10               10,000           10,000
                     [b]             1/3/11               10,000           10,000
                     [c]             1/24/12              20,000               --
                                                        --------         --------
         Total borrowed funds                           $ 40,000         $ 22,250
                                                        ========         ========

[a] Interest rate is fixed for one year at which time FHLB has option to float the interest rate based on the 3 month LIBOR + .16, the interest rate was 6.09% at June 30, 2002.
[b] Interest rate is fixed for one year at which time FHLB has option to float the interest rate based on the 3 month LIBOR + .20, the interest rate was 4.95% at June 30, 2002.
[c] Interest rate is fixed until 1/26/04 at which time FHLB has option to float the interest rate based on the 3 month LIBOR + .18, the interest rate was 4.52% at June 30, 2002.

Following are maturities of borrowed funds as of June 30, 2002:

                       2002               $  3,025
                       2003                     --
                       2004                     --
                       2005                     --
                       2006                     --
                 Thereafter                 50,000
                                          --------
         Total Borrowed Funds             $ 53,025
                                          ========


RECENT ACCOUNTING PRONOUNCEMENTS

         None.

                         CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
 Average Balances and Net Interest Margin
(Dollars in thousands)

                                                                       June 30, 2002                       June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                         Average          Annual    Interest      Average          Annual  Interest
                                                         Balance           Rate     Inc./Exp.     Balance           Rate   Inc./Exp.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                     $   4,600          2.04%         47         3,600          5.33%         96
Federal funds sold and securities
     purchased under agreements to resell                   13,703          2.03%        139        10,715          4.61%        247
Investment Securities:
    Taxable                                                121,925          5.40%      3,295       106,304          6.23%      3,312
    Tax-Exempt(1)                                           41,860          7.39%      1,547        34,677          6.75%      1,171
    Equity Investments(1)                                   12,166          4.98%        303        10,238          7.03%        360
------------------------------------------------------------------------------------------------------------------------------------
  Total Investments                                        194,254          5.49%      5,331       165,534          6.27%      5,186
Loans
    Commercial(1)                                          100,457          6.90%      3,464        81,389          8.55%      3,480
    Mortgage(1)                                            235,771          7.90%      9,313       223,489          8.66%      9,675
    Installment                                             40,859          8.29%      1,693        39,167          9.61%      1,882
    Leasing                                                 18,155          7.12%        646        24,758          7.38%        914
------------------------------------------------------------------------------------------------------------------------------------
  Total loans(2)                                           395,242          7.65%     15,116       368,803          8.65%     15,951
                                                    ----------------------------  ----------   -------------------------------------
Total earning assets                                       589,496          6.94%     20,447       534,337          7.91%     21,137
Non Interest Bearing Assets
   Cash & Due From Banks                                    13,283                        --        12,823                        --
    Premises & Equipment                                    12,359                        --        12,930                        --
    Other Assets                                            17,102                        --        19,533                        --
    Allowance for Possible Loan Losses                      (4,191)                       --        (4,015)                       --
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-interest earning assets                        38,553            --                    41,271            --          --
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                             $ 628,049                  $ 20,447     $ 575,608                  $ 21,137
                                                    ================================================================================
Liabilities and Shareholders' Equity
Interest-Bearing Deposits
    Demand - interest-bearing                              133,176          0.97%        648       119,744          2.12%      1,270
    Savings                                                 78,689          1.64%        647        75,295          3.48%      1,310
    Time                                                   256,278          4.41%      5,654       245,858          5.66%      6,960
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                          468,143          2.97%      6,949       440,897          4.33%      9,540
Short-term borrowings                                        2,282          2.28%         26         1,259          5.08%         32
Long-term borrowings                                        37,459          5.06%        948        19,945          5.55%        553
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                       507,884          3.12%      7,923       462,101          4.38%     10,125
Demand - non-interest-bearing                               55,456                        --        52,283            --          --
Other liabilities                                            9,221                        --         7,605            --          --
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                        572,561                     7,923       521,989          3.88%     10,125
Shareholders' equity                                        55,488                        --        53,619            --          --
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                 628,049                     7,923       575,608                    10,125
                                                    ================================================================================
Interest income/earning assets                                              6.94%     20,447                        7.91%   $ 21,137
Interest expense/interest bearing liabilities                               3.12%      7,923                        4.38%     10,125
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                         3.82%   $ 12,524                        3.53%   $ 11,012
                                                                        ====================                   =====================


Interest Income/Interest Earning Assets                                     6.94%   $ 20,447                        7.91%   $ 21,137
Interest expense/Interest Earning Assets                                    2.69%      7,923                        3.79%     10,125
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                                                         4.25%   $ 12,524                        4.12%   $ 11,012
                                                                        ====================                   =====================

(1) The amounts are reflected on a fully tax equity basis using the federal statutory rate of 34% in 2002 and 2001, adjusted for certain tax preferences
(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

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

OVERVIEW OF BALANCE SHEET

         Total assets have grown 9.6% since year-end 2001 to $649.7 million. The growth has occurred in all areas of the balance sheet. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents totaled $33,552,000 at June 30, 2002 compared to $19,391,000 on December 31, 2001. This increase resulted primarily from an inflow of capital from the issuance of a $10 million Trust Preferred Security on June 26, 2002. The timing of the event left the cash uninvested at month end. The Corporation continues to focus on reducing the cash balance into higher yielding earning assets during the year.

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

SECURITIES

         Securities increased $30.0 million or 19.6% since December 31, 2001. A major portion of the increase resulted from an opportunity to borrow money from the Federal Home Loan Bank and invest in $20 million of state and municipal bonds having similar duration. As previously mentioned, the increase in cash has been fairly dramatic during 2002. The focus has been to get these cash equivalents into higher yielding assets as opportunities are defined. In addition to the $20.0 million borrowed, approximately $10.0 million of cash equivalents have been placed into the securities portfolio.

         Also, contributing to the increase was a change in the fair market valuation of the bond portfolio. In a declining interest rate environment, bond prices generally increase. This increase gave the Corporation an unrealized gain of $3.3 million, an increase of $1.9 million over year-end. The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In using this approach, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

         The Corporation's loan demand was strong during the first six months of 2002. The Corporation's lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

         At June 30, 2002, the Corporation had $401,153,000 in loans and leases outstanding, net of unearned discount, an increase of $14,980,000 or 3.9% since December 31, 2001. The increase was caused by demand in commercial loans, including commercial mortgages. While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a concentrated effort toward increased secured consumer lending has begun. This strategy is part of an overall initiative to increase our market share of households in loans and deposits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses as a percentage of loans increased from 1.06% at December 31, 2001 to 1.08% at June 30, 2002. The dollar amount of the reserve increased $231,000 since year-end 2001. The increase is a result of the provision of $720,000 expensed during the six months less net charge-offs. The net charge-offs for the first six months of 2002 totaled $489,000 compared to $353,000 for the same period of 2001. The most significant cause for this increase was a higher level of losses related to auto leasing. As a result of a changing market, the Bank suspended origination of new leases at the end of the second quarter of 2002 and will allow its current portfolio of leases to runoff.

         The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb probable losses in the portfolio as of June 30, 2002. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

         Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans, and other real estate owned were $2,715,000 or 0.69% of total loans on June 30, 2002 compared to $2,098,000 or 0.54% on December 31, 2001. While total non-performing assets increased from year end, total delinquency of loans 30 or more days past due declined to $7,798,000 or 1.94% of total loans at June 30, 2002 from $9,564,000 or 2.46% at December 31, 2001.

FUNDING SOURCES

         The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation reaching $530,409,000 at June 30, 2002. Deposits increased 4.7% since year-end 2001 primarily resulting from a major marketing strategy focusing on retail consumer customers as well as a general lack of consumer confidence in the economy. This strategy includes direct mailing offering consumers a free checking product and the offering of several new certificate of deposit products.

         The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. During 2002, the Corporation borrowed $20 million to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source. In addition, the Corporation issued $10,000,000 as part of a pooled trust preferred security. This debt issuance allowed the Corporation to provide additional capital to its subsidiary, County National Bank. The Bank needed the capital to fund its strong growth in recent periods as well as expected growth over the next several years.

SHAREHOLDERS' EQUITY

         The Corporation's capital continues to provide a base for profitable growth. Total shareholders' equity was $57,814,000 at June 30, 2002 compared to $54,894,000 at December 31, 2001 an increase of $2,920,000 or 5.3%. In the first six months of 2002, the Corporation earned $3,544,000 and declared dividends of $1,820,000, a dividend payout ratio of 51.4% of net income.

         The securities in the Corporation's portfolio are classified as available for sale making the Corporation's balance sheet more sensitive to the changing market value of investments. Interest rates in the first six months of 2002 have continued to decline. This situation has caused a fairly significant increase in accumulated other comprehensive income, included in stockholders' equity of $1,252,000 since December 31, 2001.

         The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation's total risk-based capital ratio of 12.93% at June 30, 2002 is above the well-capitalized standard of 10%. The Corporation's Tier 1 capital ratio of 11.97% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2002 was 8.59%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

                              RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

         The Corporation had net income of $1,926,000 and $3,544,000 for the second quarter and first six months of 2002, respectively. The earnings per diluted share for the respective periods were $0.53 and $0.97. Net income was $1,503,000 and $2,885,000 for the second quarter and first six months of 2001, which equates to earnings per diluted share of $0.41 and $0.79, respectively. The return on assets and the return on equity for the six months of 2002 are 1.13% and 13.18%.

INTEREST INCOME AND EXPENSE

         Net interest income totaled $6,040,000 in the second quarter, an increase of 13.5% over the second quarter of 2001 and totaled $11,739,000 for the six months of 2002, an increase of 11.6% compared to the prior year. Total interest income decreased during the quarter by $337,000 or 3.3% while interest expense decreased by $1,054,000 or 21.2% when compared to the second quarter of 2001. The decrease in interest income is a result of lower yields on earning assets caused by an overall decline in interest rates in the United States since June of 2001. As mentioned earlier, the rapid growth in deposits has not all been placed into higher yielding assets. Thus much of these funds are in lower yielding federal funds. Interest expense has declined significantly since the Corporation has adjusted deposit pricing to reflect the declining market rates.

PROVISION FOR LOAN LOSSES

         The Corporation recorded a provision for loan and lease losses in the second quarter of $360,000 compared to the second quarter of 2001 of $270,000 and $720,000 for the six months of 2002 compared to $540,000 in 2001. Based on managements' evaluation of problem loans, increased charge-offs, expected growth in the loan portfolio and the overall effects of the economy, management's analysis indicates that the allowance provision appears to be adequate.

NON-INTEREST INCOME

         Non-interest income increased $340,000 (27.9%) and $619,000 (26.1%) in the second quarter and six months of 2002, respectively, when compared to the same periods in 2001. Increased deposit account service charges have been the primary source of the growth in non-interest income. In the six months, account service charges totaled $1,632,000 up $347,000 or 27.0% over last year. The increases in fee income were mainly derived from a new service that began in April 2001 and took approximately eight months to mature. This service provides customers with the assurance of having their checks paid and not returned when funds are not sufficient in their account. Also during 2002, income derived from the sale of mortgages is higher due to continued low mortgage rates.

NON-INTEREST EXPENSE

         Non-interest expense increased $357,000 or 8.3% during the second quarter of 2002 and $723,000 or 8.4% in the six months of 2002 when compared to the same periods in 2002. The increase can be attributed to rising salary and benefit costs of $376,000 and increased advertising and promotion expense of $100,000 over the first six months compared to 2001.

RETURN ON ASSETS

         For the six months ended June 30, 2002, the Corporation's return on average assets ("ROA") totaled 1.13% up from the 1.00% recorded in 2001.

RETURN ON EQUITY

         The Corporation's return on average shareholder's equity ("ROE") in the first six months was 13.18% compared to 10.86% for 2001. The increase can be attributed to the Corporation's improvement in core earnings. The continued increase in assets without adding additional capital will provide the shareholders more earnings from virtually the same capital base.

         Management expects improvement in ROE during 2002 and anticipates further increases with earnings growth. The Corporation is currently well capitalized under regulatory industry standards.

FEDERAL INCOME TAX EXPENSE

         Federal income tax expense was $654,000 in the second quarter of 2002 compared to $467,000 in the second quarter of 2001. For the six-month period comparisons, the federal tax expense was $1,174,000 in 2002 and $897,000 in 2001. These increases are the result of higher taxable earnings in both the second quarter and first six months of 2002

FUTURE OUTLOOK

         Year-to-date results improved when compared to the prior year and were consistent with management's expectations. Management continues to focus on strong internal growth generated by increased market share. The objective of this growth in earning assets and net income is increased shareholder value from future dividends and capital accumulation from retained earnings.

         Loan demand was strong during the first six months of 2002 and is anticipated to continue through the remainder of the year. Loan growth for the full year of 2002 is anticipated to be 4% over the yearend 2001. While loan growth is expected to continue, it may not keep pace with deposit growth, which increased at an annualized rate of 9.4% during the first half of 2002. As a result, we have implemented a plan to expand our commercial loan market into additional counties to help deploy these additional funds.

         Consumer loan charge-offs in the second quarter continued to comprise the majority of the Corporation's recent charge-offs. In the first six months, total net charge-offs were $489,000 of which consumer net charge-offs totaled $388,000. The charge-off level for the remainder of 2002 is expected to remain constant when compared to the first six months of 2002.

         Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2002, the Corporation's efficiency ratio was 53.39% compared to 55.92% for the same period last year.

         The efficiency ratio improved as the level of non-interest income has increased and non-interest expense has decreased over the year. Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on non-interest expenses during the remainder of 2002.

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

         Management concentrates on return on average equity and earnings per share valuations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2002.

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

                            PART II OTHER INFORMATION

                        ITEM 1. LEGAL PROCEEDINGS

                  CNB Financial Corporation and its subsidiary County Nation Bank were named codefendants with six other parties in a civil action for monetary damages in excess of $25,000. The suit claims civil conspiracy and intentional interference with contractual relations. Further proceedings in that case were stayed by order entered September 24, 2001. The stay was entered because plaintiffs initiated a federal case with the claims of civil conspiracy and intentional interference with contractual relations and a violation of Section 1 of the Sherman Act. The complaint seeks unspecified treble damages plus costs and attorney fees.

                  The corporation and the other defendants denied any wrongdoing or injury to the plaintiffs whatsoever. All defendants have filed Motions to Dismiss the federal action. The motions to dismiss the federal action were granted. The plaintiff can appeal the dismissal of its federal case to the US Court of Appeals for the Third Circuit. If it does not, it will then be left to resume its state action. While the outcome of litigation is never certain, CNB Financial Corporation and its counsel believe that they will succeed in defending against these claims.

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES  -  None

     ITEM 4.      SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

                  CNB Financial Corporation held its Annual Meeting of Shareholders on April 16, 2002, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                              Election of Directors

         William F. Falger      James J. Leitzinger     Jeffrey S. Powell     Peter F. Smith         James B. Ryan
For         2,787,425                 2,745,662              2,790,795          2,790,603              2,787,447

The total shares voted at the annual meeting were 2,876,080.

     ITEM 5.      OTHER INFORMATION  -  None

                 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

                              A Form 8-K was filed on July 3, 2002 announcing
                 the sale of $10,000,000 in trust preferred securities in a pooled offering underwritten by FTN Financial and Keefe Bruyette & Woods Inc. The Corporation will use the proceeds to support the company's growth.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CNB FINANCIAL CORPORATION
                                                  (Registrant)




DATE:      August 7, 2002                         /s/  William F. Falger
       ----------------------                     ------------------------------
                                                  William F. Falger
                                                  President and Director
                                                  (Principal Executive Officer)




DATE:      August 7, 2002                         /s/  Joseph B. Bower, Jr.
       -----------------------                    ------------------------------
                                                  Joseph B. Bower, Jr.
                                                  Treasurer
                                                  (Principal Financial Officer)
                                                  (Principal Accounting Officer)


                                   CERTIFICATE

         As required by 18 U.S.C. 1350, the undersigned certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                                  /s/  William F. Falger
                                                  ------------------------------
                                                  William F. Falger
                                                  Chief Executive Officer

                                                  /s/  Joseph B. Bower, Jr.
                                                  ------------------------------
                                                  Joseph B. Bower, Jr.
                                                  Chief Financial Officer

Dated:  August 7, 2002