Form 10-Q
period 2002-09-30
CNB FINANCIAL CORP/PA
filed 2002-11-13
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                      to

Commission File Number 0-13396

CNB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

County National Bank
1 South Second Street
P.O. Box 42
Clearfield, Pennsylvania 16830
(Address of principal executive offices)

Registrant’s telephone number, including area code, (814) 765-9621

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s common stock as of November 13, 2002:

COMMON STOCK: $1.00 PAR VALUE—3,640,714 SHARES

INDEX

PART I.
FINANCIAL INFORMATION

Sequential Page Number
ITEM 1.—Financial Statements

	Consolidated Balance Sheets—September 30, 2002 and December 31, 2001	PAGE 3.

	Consolidated Statements of Income—Quarter ending September 30, 2002 and 2001	PAGE 4.

	Consolidated Statements of Income—Nine months ending September 30, 2002 and 2001	PAGE 5.

	Consolidated Statements of Comprehensive Income for the quarter and nine months ending September 30, 2002 and 2001	PAGE 6.

	Consolidated Statements of Cash Flows—Nine months ending September 30, 2002 and 2001	PAGE 7.

	Notes to Consolidated Financial Statements	PAGE 8.

ITEM 2—Management’s Discussion and Analysis

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	PAGE 13.

ITEM 3—Quantitative and Qualitative Disclosures

	Quantitative and Qualitative Disclosures About Market Risk	PAGE 18.

ITEM 4—Controls and Procedures

	Controls and Procedures	PAGE 18.

PART II.	OTHER INFORMATION

ITEM 1	Legal Proceedings	PAGE 19

ITEM 2	Changes in Securities and Use of Proceeds	PAGE 19

ITEM 3	Defaults Upon Senior Securities	PAGE 19

ITEM 4	Submission of Matters for Security Holders Vote	PAGE 19

ITEM 5	Other Information	PAGE 19

ITEM 6	Exhibits and Reports on Form 8-K	PAGE 19

Signatures		PAGE 19

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION Consolidated Balance Sheets (unaudited) (Dollars in thousands)
	September 30, 2002	Dec. 31, 2001
ASSETS
Cash and due from banks	$18,464	$17,350
Interest bearing deposits with other banks	11,512	2,041

Total cash and cash equivalents	29,976	19,391
Securities available for sale	188,721	152,757
Loans held for sale	4,463	5,334
Loans and leases	408,452	388,455
Less: unearned discount	1,417	2,282
Less: allowance for loan losses	4,682	4,095

NET LOANS	402,353	382,078
FHLB and Federal Reserve Stock	4,111	1,932
Premises and equipment	11,947	12,485
Accrued interest receivable and other assets	6,897	6,420
Intangibles	1,340	1,576
Goodwill	10,821	10,821

TOTAL ASSETS	$659,289	$591,218

LIABILITIES
Deposits:
Non-interest bearing deposits	$61,253	$60,241
Interest bearing deposits	478,638	446,399

TOTAL DEPOSITS	539,891	506,640
Other borrowings	52,000	23,268
Accrued interest and other liabilities	7,895	7,992

TOTAL LIABILITIES	599,786	537,900
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value Authorized 10,000,000 shares Issued 3,693,500 shares	3,694	3,694
Additional paid in capital	3,683	3,753
Retained earnings	51,247	47,731
Treasury stock, at cost	(1,094)	(1,236)
(52,786 shares for September 2002, and 53,568 for December 2001) Accumulated other comprehensive income	3,283	952

TOTAL SHAREHOLDERS’ EQUITY	60,813	54,894

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$660,599	$592,794

CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2002	2001
INTEREST INCOME
Loans including fees	$7,601	$7,797
Deposits with other banks	19	36
Federal funds sold	82	108
Securities:
Taxable	1,681	1,769
Tax-exempt	562	366
Dividends	106	144

TOTAL INTEREST AND DIVIDEND INCOME	10,051	10,220
INTEREST EXPENSE
Deposits	3,033	4,477
Borrowed funds	666	298

TOTAL INTEREST EXPENSE	3,699	4,775

Net interest and dividend income	6,352	5,445
Provision for loan losses	540	270

NET INTEREST INCOME AFTER PROVISION	5,812	5,175
OTHER INCOME
Trust & asset management fees	225	258
Service charges on deposit accounts	894	753
Other service charges and fees	114	120
Securities gains(losses)	(13)	258
Gains (losses) on sale of loans	21	19
Other income	283	268

TOTAL OTHER INCOME	1,524	1,676
OTHER EXPENSES
Salaries	1,709	1,529
Employee benefits	527	500
Net occupancy expense	619	590
Amortization of intangible	79	79
Amortization of goodwill	—	360
Other	1,430	1,431

TOTAL OTHER EXPENSES	4,364	4,489

Income before income taxes	2,972	2,362
Applicable income taxes	684	627

NET INCOME	$2,288	$1,735

Earnings Per Share, Based on Weighted Average Shares Outstanding
Net income, basic	$0.63	$0.47
Net income, diluted	$0.63	$0.47
Cash dividends per share	$0.26	$0.23

CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Nine Months Ended September 30
	2002	2001
INTEREST AND DIVIDEND INCOME
Loans including fees	$22,526	$23,643
Deposits with other banks	66	132
Federal funds sold	221	355
Securities:
Taxable	4,976	5,081
Tax-exempt	1,583	1,219
Dividends	341	433

TOTAL INTEREST AND DIVIDEND INCOME	29,713	30,863

INTEREST EXPENSE
Deposits	9,983	14,017
Borrowed funds	1,639	883

TOTAL INTEREST EXPENSE	11,622	14,900

Net interest income	18,091	15,963
Provision for loan losses	1,260	810

NET INTEREST INCOME AFTER PROVISION	16,831	15,153

OTHER INCOME
Trust & asset management fees	685	753
Service charges on deposit accounts	2,526	2,038
Other service charges and fees	380	422
Securities gains(losses)	(1)	244
Gains on sale of loans	108	23
Other	821	572

TOTAL OTHER INCOME	4,519	4,052

OTHER EXPENSES
Salaries	4,982	4,502
Employee benefits	1,665	1,562
Net occupancy expense	1,804	1,820
Amortization of intangible	236	236
Amortization of goodwill	—	1,058
Other	4,254	3,883

TOTAL OTHER EXPENSES	12,941	13,061

Income before income taxes	8,409	6,144
Applicable income taxes	2,098	1,524

NET INCOME	$6,311	$4,620

Earnings Per Share, Based on Weighted Average Shares Outstanding
Net income, basic	$1.74	$1.26
Net income, diluted	$1.73	$1.26
Cash dividends per share	$0.76	$0.69

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income	$2,288	$1,735	$6,311	$4,620

Other comprehensive income, net of tax
Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period	1,070	884	2,330	2,367
Reclassified adjustment for accumulated gains/(losses) included in net income, net of tax	(9)	171	(1)	161

Other comprehensive income	1,079	713	2,331	2,206

Comprehensive income	$3,367	$2,448	$8,642	$6,826

CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net Income	$6,311	$4,620
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,260	810
Depreciation and amortization	1,206	2,243
Amortization and accretion and deferred loan fees	(197)	(407)
Deferred taxes	(1,277)	(469)
Security (gains) losses	1	(244)
Gain on sale of loans	(108)	(23)
Proceeds from sale of loans	21,174	17,117
Origination of loans for sale	(20,194)	(17,670)
Net (gains) on dispositions of acquired property	(6)	48
Changes in:
Interest receivable	(59)	367
Other assets	(3,053)	(104)
Interest payable	(210)	(142)
Other liabilities	184	3,035

Net cash provided by operating activities	5,032	9,181
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	31,641	37,926
Proceeds from sales of securities available for sale	232	17,250
Purchase of securities available for sale	(64,646)	(71,414)
Net principal disbursed on loans	(20,992)	(8,695)
Purchase of premises and equipment	(332)	(714)
Proceeds from the sale of foreclosed assets	390	427

Net cash used in investing activities	(53,707)	(25,220)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	(3,702)	17,990
Certificates of deposit	36,953	4,521
Cash dividends paid	(2,766)	(2,532)
Other borrowings	(1,268)	(1,341)
Proceeds from sale of treasury stock	392	105
Treasury stock purchased	(349)	(35)
Advances from long term borrowings	30,000	10,000
Repayments of long term borrowings	—	—

Net cash provided by financing activities	59,260	28,708

Net increase (decrease) in cash and cash equivalents	10,585	12,669
Cash and cash equivalents at beginning of year	19,391	17,973

Cash and cash equivalents at end of period	$29,976	$30,642

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (including amount credited directly to certificate accounts)	$11,633	$15,042
Income Taxes	$2,530	$1,770

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and nine month periods ended September 30, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and nine-month periods ended September 30, 2002 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2001.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by a disinterested committee of the Board of Directors, provides for 250,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock. Beginning in 2002, the Corporation adopted Financial Accounting Standards Board No. 123, which requires the recognition of expense at the time options are granted based on their fair value. The Corporation has not granted any options through the first nine months of 2002 and therefore has recognized no expense. In 2001, the Corporation applied Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans.

EARNINGS PER SHARE

Earnings-per-share is calculated on the weighted average number of common shares outstanding during the year. The number of shares used for basic and diluted was 3,636,222 and 3,644,031 for the three and nine month periods ended September 30, 2002 and 3,669,184 for basic and diluted for the three and nine month periods ended September 30, 2001. Stock options for 69,000 shares of common stock were considered in computing diluted earnings per common share.

SECURITIES

Securities available for sale at:

	September 30, 2002				December 31, 2001
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$10,126	$146	$—	$10,272	$14,046	$263	$(1)	$14,308
U.S. Government agencies and corporations:	28,141	491	—	28,632	24,073	503	(7)	24,569
Obligations of States and Political Subdivisions	48,534	2,351	—	50,885	25,450	478	(175)	25,753
Mortgage-backed Securities	45,002	899	(21)	45,880	39,073	238	(308)	39,003
Corporate Notes and Bonds	43,328	1,882	(524)	44,686	40,563	967	(514)	41,016
Marketable equity Securities	8,617	246	(497)	8,366	8,115	97	(104)	8,108

Total securities available for sale	$183,748	$6,015	$(1,042)	$188,721	$151,320	$2,546	$(1,109)	$152,757

On September 30, 2002 investment securities carried at $31,274 were pledged to secure public deposits and for other purposes provided by law.

The following is a schedule of the contractual maturity of investments excluding equity securities, at September 30, 2002:

	Available for Sale
	Amortized Cost	Fair Value
1 year or less	$30,762	$31,233
1 year-5 years	36,803	38,035
5 years-10 years	12,701	14,089
After 10 years	49,863	51,118

	130,129	134,475

Mortgage-backed securities	45,002	45,880

Total securities	$175,131	$180,355

Collateralized mortgage obligations and other asset-backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

OTHER BORROWINGS

Other borrowings include $2,000 and $308 of demand notes payable to the US Treasury Department at September 30, 2002 and December 31, 2001. These notes are issued under the US Treasury Department’s program of investing the treasury tax and loan account balances in interest bearing demand notes insured by depository institutions. These notes bear interest at a rate of .25 percent less than the average Federal funds rate as computed by the Federal Reserve Bank. The Corporation has available a $5 million line of credit with an unaffiliated institution. Terms of the line are floating at 30 day LIBOR plus 180 basis points. The outstanding balance on the loan at September 30 was $0 and $710 at year end 2001. The Corporation issued $10 million of trust-preferred securities. The issue is callable on June 25, 2007 in whole or in part and matures on June 25, 2032. Interest is variable and adjusts quarterly based on the 3 month LIBOR plus 345 basis points. The interest rate at September 30, 2002 was 5.24%. At September 30, 2002, the Bank had remaining borrowing capacity with the Federal Home Loan Bank of Pittsburgh (FHLB) of $177 million. Borrowings with the FHLB are secured by a blanket pledge of selected securities in the amount of $77,115 and certain mortgage loans with a value of $159,696. Also other borrowings include advances from the FHLB at September 30, 2002 and December 31, 2001 as follows:

Interest Rate	Maturity	September 30, 2002	December 31, 2001
Overnight	Daily	$—	$2,250
[a]	3/1/10	10,000	10,000
[b]	1/3/11	10,000	10,000
[c]	1/24/12	20,000	—

Total FHLB borrowed funds		$40,000	$22,250

[a]	Interest rate is fixed for one year at which time FHLB has option to float the interest rate based on the 3 month LIBOR + .16, the interest rate was 6.09% at September 30, 2002.
[b]	Interest rate is fixed for one year at which time FHLB has option to float the interest rate based on the 3 month LIBOR + .20, the interest rate was 4.95% at September 30, 2002.
[c]	Interest rate is fixed until 1/26/04 at which time FHLB has option to float the interest rate based on the 3 month LIBOR + .18, the interest rate was 4.52% at September 30, 2002.
Following are maturities of borrowed funds as of September 30, 2002:

2002	$2,000
2003
2004
2005
2006
Thereafter	50,000

Total Borrowed Funds	$52,000

	Three Months Ended March 31, 2002		Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Net Income	$1,618,000	$1,858,000	$1,925,000	$2,165,000	$3,544,000	$4,023,000

Earnings Per Share
Basic	$0.45	$0.51	$0.53	$0.60	$0.98	$1.11
Diluted	$0.44	$0.51	$0.53	$0.59	$0.97	$1.10

RECENT ACCOUNTING PRONOUNCEMENT

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of this statement, the Corporation ceased the amortization of $10,821,000 in goodwill associated with branch acquisitions. The Corporation will continue to review the remaining goodwill on an annual basis for impairment. However, $1,340,000 in a purchased customer list intangible will continue to be amortized and reviewed for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new requirement changes the accounting for goodwill from an amortization approach to an impairment-only approach as of the effective date that FAS No. 142 was adopted, which in the Corporation’s case was January 1, 2002. As a result of complying with FAS No. 147, the company is required to restate earnings for the first and second quarters of 2002. The following table details the changes in net income and earnings per share as a result of this restatement:

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)
	September 30, 2002			September 30, 2001
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$4,400	2.00%	66	3,650	4.82%	132
Federal funds sold and securities purchased under agreements to resell	14,724	2.00%	221	11,593	4.08%	355
Investment Securities:
Taxable	124,383	5.33%	4,976	110,255	6.14%	5,081
Tax-Exempt (1)	43,450	6.87%	2,240	33,045	6.77%	1,679
Equity Investments (1)	12,607	4.64%	439	10,280	7.06%	544

Total Investments	199,564	5.31%	7,942	168,823	6.15%	7,791
Loans
Commercial (1)	103,364	6.91%	5,354	83,078	8.28%	5,158
Mortgage (1)	237,878	7.83%	13,966	223,528	8.66%	14,526
Installment	40,037	8.41%	2,524	39,939	9.36%	2,804
Leasing	17,244	7.08%	916	23,941	7.31%	1,313

Total loans (2)	398,523	7.61%	22,760	370,486	8.57%	23,801

Total earning assets	598,087	6.84%	30,702	539,309	7.81%	31,592
Non Interest Bearing Assets
Cash & Due From Banks	13,335			13,354
Premises & Equipment	12,316			12,872
Other Assets	21,847			19,973
Allowance for Possible Loan Losses	(4,276)			(4,023)

Total Non-interest earning assets	43,222			42,176

Total Assets	$641,309		$30,702	$581,485		$31,592

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand—interest-bearing	133,120	0.90%	898	121,162	1.98%	1,798
Savings	78,340	1.60%	939	76,465	3.23%	1,852
Time	260,472	4.17%	8,147	246,809	5.60%	10,368

Total interest-bearing deposits	471,932	2.82%	9,984	444,436	4.21%	14,018
Short-term borrowings	2,160	2.22%	36	1,277	4.39%	42
Long-term borrowings	42,611	5.01%	1,602	19,963	5.61%	840

Total interest-bearing liabilities	516,703	3.00%	11,622	465,676	4.27%	14,900
Demand—non-interest-bearing	55,909			53,372
Other liabilities	7,926			8,175

Total Liabilities	580,538	2.67%	11,622	527,223	3.77%	14,900
Shareholders’ equity	60,771			54,262

Total Liabilities and Shareholders’ Equity	641,309		11,622	581,485		14,900

Interest income/earning assets		6.84%	30,702		7.81%	$31,592
Interest expense/interest bearing liabilities		3.00%	11,622		4.27%	14,900

Net Interest Spread		3.85%	$19,080		3.54%	$16,692

Interest Income/Interest Earning Assets		6.84%	$30,702		7.81%	$31,592
Interest expense/Interest Earning Assets		2.59%	11,622		3.68%	14,900

Net Interest Margin		4.25%	$19,080		4.13%	$16,692

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s primary subsidiary County National Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area made up of the west central Pennsylvania counties of Clearfield, Cambria, Centre, Elk, Jefferson, and McKean. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

The market area that County National Bank operates in is rural in nature. The customer makeup consists of small business and individuals. The health of the economy in the region is mixed with unemployment rates running high in our market area except Centre County.

OVERVIEW OF BALANCE SHEET

Total assets have grown 11.4% since year-end 2001 to $660.6 million. The growth has occurred in all areas of the balance sheet. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $29,976,000 at September 30, 2002 compared to $19,391,000 on December 31, 2001. This increase resulted from continued increases in consumer deposit accounts. The Corporation continues to focus on reducing the cash balance into higher yielding earning assets during the year.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased $36.0 million or 23.5% since December 31, 2001. A major portion of the increase resulted from an opportunity to borrow money from the Federal Home Loan Bank and invest in $20 million of state and municipal bonds having similar duration. As previously mentioned, the increase in cash has been fairly dramatic during 2002. The focus has been to get these cash equivalents into higher yielding assets as opportunities occur. In addition to the $20.0 million borrowed, approximately $16.0 million of cash equivalents have been placed into the securities portfolio.

Also, contributing to the increase was a change in the fair market valuation of the bond portfolio. In a declining interest rate environment, bond prices generally increase. This increase gave the Corporation an unrealized gain of $5.0 million, an increase of $3.5 million over year-end. The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In using this approach, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

Management monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset / Liability Committee (“ALCO’) meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Corporation’s loan demand was strong during the first nine months of 2002. The Corporation’s lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.

At September 30, 2002, the Corporation had $407,035,000 in loans and leases outstanding, net of unearned discount, an increase of $20,862,000 or 5.4% since December 31, 2001. The increase was caused by demand in commercial loans, including commercial mortgages. The Corporation has opened a loan production office in Cambria County to expand our abilities to lend primarily to commercial businesses. This office will primarily serve Cambria, Blair and Centre counties.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses as a percentage of loans increased from 1.06% at December 31, 2001 to 1.15% at September 30, 2002. The dollar amount of the reserve increased $587,000 since year-end 2001. The increase is a result of the provision of $1,260,000 expensed during the nine months less net charge-offs. The net charge-offs for the first nine months of 2002 totaled $673,000 compared to $688,000 for the same period of 2001. Increases in the provision were deemed necessary to cover the increase in loans, as well as, the loan production office focus on commercial and commercial real estate, which has contributed to a shift in our portfolio mix. Also, the overall health of the economy is not positive.

The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the loan review staff of the Bank and is deemed to be adequate to absorb probable losses in the portfolio as of September 30, 2002. The Corporation has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans, and other real estate owned were $2,758,000 or 0.68% of total loans on September 30, 2002 compared to $2,098,000 or 0.54% on December 31, 2001.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation reaching $539,891,000 at September 30, 2002. Deposits increased 6.6% since year-end 2001 primarily resulting from a major marketing strategy focusing on retail consumer customers as well as a general lack of consumer confidence in the economy which has pulled consumer savings dollars from mutual funds and stocks to bank deposits. The marketing strategy includes direct mailing offering consumers a free checking product as well as the offering of several new certificate of deposit products.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. During 2002, the Corporation borrowed $20,000,000 to take advantage of opportunities existing in the bond market. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source. In addition, the Corporation issued $10,000,000 as part of a pooled trust preferred security. This debt issuance allowed the Corporation to provide additional capital to its subsidiary, County National Bank. The Bank needed the capital to fund its strong growth in recent periods as well as expected growth over the next several years.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $60,813,000 at September 30, 2002 compared to $54,894,000 at December 31, 2001 an increase of $5,919,000 or 10.8%. In the first nine months of 2002, the Corporation earned $6,311,000 and declared dividends of $2,766,000, a dividend payout ratio of 43.9% of net income.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. Interest rates in the first nine months of 2002 have declined dramatically. This situation has caused a fairly significant increase of $2,331,000 in accumulated other comprehensive income, included in stockholders’ equity, since December 31, 2001.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 13.04% at September 30, 2002 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 12.02% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2002 was 8.66%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 7 of the accompanying financial statements provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation’s current liquidity position is acceptable.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,288,000 and $6,311,000 for the third quarter and first nine months of 2002, respectively. The earnings per diluted share for the respective periods were $0.63 and $1.73. Net income was $1,735,000 and $4,620,000 for the third quarter and first nine months of 2001, which equates to earnings per diluted share of $0.47 and $1.26, respectively. The return on average assets and the return on average equity for the nine months of 2002 are 1.32% and 14.50%.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,352,000 in the third quarter, an increase of 16.7% over the third quarter of 2001 and totaled $18,091,000 for the nine months of 2002, an increase of 13.3% compared to the prior year. Total interest income decreased during the quarter by $169,000 or 1.7% while interest expense decreased by $1,076,000 or 22.5% when compared to the third quarter of 2001. The decrease in interest income is a result of lower yields, 97 basis points, on earning assets caused by an overall decline in interest rates in the United States since June of 2001. As mentioned earlier, the rapid growth in deposits has not all been placed into higher yielding assets. Thus much of these funds are in lower yielding federal funds. Interest expense has declined significantly since the Corporation has adjusted deposit pricing to reflect the declining market rates.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the third quarter of $540,000 compared to the third quarter of 2001 of $270,000 and $1,260,000 for the nine months of 2002 compared to $810,000 in 2001. Increases in the provision are deemed necessary to adequately reserve for the increase in loans outstanding of $20,862,000 and the shift in the portfolio towards commercial lending. While the Corporation has maintained its sound underwriting, the shift to move commercial lending with some outside our normal market area brings the possibility of more risk. Based on managements’ evaluation of problem loans, increased charge-offs, expected growth in the loan portfolio and the overall effects of the economy, management’s analysis indicates that the allowance provision appears to be adequate.

NON-INTEREST INCOME

Non-interest income decreased $152,000 (-9.1%) and increased $467,000 (11.5%) in the third quarter and nine months of 2002, respectively, when compared to the same periods in 2001. The decrease in the quarter results from a gain on sale of securities in 2001 of $258,000 with a corresponding loss in 2002 of $13,000. Increased deposit account service charges have been the primary source of the growth in non-interest income during the year. In the nine months, account service charges totaled $2,526,000 up $488,000 or 23.9% over last year. The increases in fee income were mainly derived from a new service that began in April 2001 and took approximately eight months to mature. This service provides customers with the assurance of having their checks paid and not returned when funds are not sufficient in their account. Also during 2002, income derived from the sale of mortgages is higher due to continued low mortgage rates and high levels of refinancing.

NON-INTEREST EXPENSE

Non-interest expense decreased $125,000 or 2.8% during the third quarter of 2002 and $120,000 or 0.9% in the nine months of 2002 when compared to the same periods in 2001. The decrease is attributable to SFAS No. 147 an accounting rule regarding accounting for goodwill and the related amortization expense. After adoption of the statement, the Corporation reduced amortization expense by $1,079,000 through nine months and $360,000 for the quarter.

RETURN ON ASSETS

For the nine months ended September 30, 2002, the Corporation’s return on average assets (“ROA”) totaled 1.32% up from the 1.06% recorded in 2001.

RETURN ON EQUITY

The Corporation’s return on average shareholder’s equity (“ROE”) in the first nine months was 14.50% compared to 11.54% for 2001. The increase can be attributed to the Corporation’s improvement in core earnings. The continued increase in assets without adding additional capital will provide the shareholders more earnings from virtually the same capital base.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $684,000 in the third quarter of 2002 compared to $627,000 in the third quarter of 2001. For the nine-month period comparisons, the federal tax expense was $2,098,000 in 2002 and $1,524,000 in 2001. These increases are the result of higher taxable earnings in both the third quarter and first nine months of 2002.

FUTURE OUTLOOK

Year-to-date core earnings improved when compared to the prior year and were consistent with management’s expectations. Management continues to focus on strong internal growth generated by increased market share, as well as, development of new markets via a loan production office that is serving several counties previously not in our market. The objective of this growth in earning assets and net income is increased shareholder value from future dividends and capital accumulation from retained earnings.

Loan demand was strong during the first nine months of 2002 and is anticipated to continue through the last quarter. Loan growth for the full year of 2002 is anticipated to be over 5% compared to yearend 2001. While loan growth is expected to continue, it may not keep pace with deposit growth, which increased at an annualized rate of 6.6% during the first half of 2002. As a result, we have implemented the previously mentioned plan to expand our commercial loan market into additional counties to help deploy these additional funds.

Consumer loan charge-offs in the third quarter continued to comprise the majority of the Corporation’s recent charge-offs. In the first nine months, total net charge-offs were $673,000 of which consumer net charge-offs totaled $406,000. The charge-off level for the remainder of 2002 is expected to remain constant when compared to the first nine months of 2002.

Enhanced non-interest income and controlled non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2002, the Corporation’s efficiency ratio was 52.46% compared to 57.08% for the same period last year.

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

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimate” or “projected” and similar expressions as they relate to CNB Financial Corporation or its management are intended to identify such forward looking statements. CNB Financial Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

ITEM 3

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor the Corporation’s interest rate risk position. No material changes have occurred during the period in the Bank’s market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 2001.

ITEM 4

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14© and 15d-14© under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation’s in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K –

A Form 8-K was filed on September 25, 2002 announcing that CNB Financial Corporation and its wholly owned subsidiary, County National Bank, upon receipt of the executed agreement on September 24, 2002, announced the following in regards to pending litigation. On July 30, 2002, the United States District Court for the Western District of Pennsylvania entered an order dismissing an action filed by Penn Laurel Financial Corporation and CSB Bank as plaintiffs against CNB Financial Corporation, County National Bank, Omega Financial Corporation, Tucker Arensberg, P.C., Sherwood C. Moody, Timothy A. Anonick, Anonick Financial Corporation, and Clearfield Bank & Trust Company as defendants. Following the dismissal of the federal action, Penn Laurel, CSB and defendants entered into an agreement on August 27, 2002 in order to settle the disputes that had arisen under merger agreements between Penn Laurel and Clearfield dated December 31, 1998. As a result of the August 27, 2002 agreement, all state and federal litigation concerning the proposed merger of Clearfield and Penn Laurel has been terminated without any loss payment by any party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE:	November 13, 2002	/s/ William F. Falger
William F. Falger President and Director (Principal Executive Officer)

DATE:	November 13, 2002	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr. Treasurer (Principal Financial Officer) (Principal Accounting Officer)

CERTIFICATION

I, William F. Falger, certify:

1.  That I have reviewed the quarterly report on Form 10-Q for CNB Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/   WILLIAM F. FALGER

William F. Falger
President and Director
(Principal Executive Officer)

CERTIFICATION

I, Joseph B. Bower, Jr. certify:

1.  That I have reviewed the quarterly report on Form 10-Q for CNB Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/   JOSEPH B. BOWER, JR.

Joseph B. Bower, Jr.
Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

CERTIFICATE

As required by 18 U.S.C. 1350, the undersigned certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report on From 10-Q fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ William F. Falger
William F. Falger President and Director (Principal Executive Officer)

Dated: November 13, 2002

CERTIFICATE

As required by 18 U.S.C. 1350, the undersigned certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in this Report on From 10-Q fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr. Treasurer (Principal Financial Officer) (Principal Accounting Officer)

Dated: November 13, 2002