Form 10-K
period 2002-12-31
CNB FINANCIAL CORP/PA
filed 2003-03-28
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

F O R M  1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number 0-13396

CNB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

County National Bank
1 South Second Street
P.O. Box 42
Clearfield, Pennsylvania 16830
(Address of principal executive office)

Registrant’s telephone number, including area code, (814) 765-9621

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $1.00 Par Value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002.

          Common Stock, $1.00 Par Value  -  $90,983,100

The number of shares outstanding of the registrant’s common stock as of March 5, 2003:

          Common Stock, $1.00 Par Value  -  3,644,806 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Shareholders’ Report for the year ended December 31, 2002 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

          Portions of the proxy statement for the annual shareholders’ meeting on April 15, 2003 are incorporated by reference into Part III.  The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

          Exhibit index is located on sequentially numbered page 15.

PART I.

ITEM 1.	BUSINESS

CNB FINANCIAL CORPORATION

          CNB Financial Corporation (the Corporation) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended.  It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Financial Holding Company.  On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution.  The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System.  In general, the Corporation is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto.  The Corporation is currently engaged in two non-banking activities through its wholly owned subsidiaries CNB Investment Corporation and County Reinsurance Company.  CNB Investment Corporation was formed in November 1998 to hold and manage investments that were previously owned by County National Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments.  County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona.  The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank.

          The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank, CNB Investment Corporation and County Reinsurance Company.

COUNTY NATIONAL BANK

          The Bank is a nationally chartered banking institution incorporated in 1934.  The Bank’s Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania.  The Bank’s primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean, Cambria and Cameron.  It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson.  The approximate population of the general trade area is 150,000.  The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

          In addition to the Main Office, the Bank has 19 full-service branch offices and 2 limited service branch facility located in various communities in its market area.  In the third quarter of 2002, the Bank opened a loan production office in Johnstown, PA and is offering loans to small businesses in communities located throughout the western part of Pennsylvania.

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

          The Bank’s customer base is such that loss of one customer relationship or a related group of depositors would not have a materially adverse effect on the business of the Bank.

          The Bank’s loan portfolio is diversified so that one industry, group of related industries or changes in household economic conditions does not comprise a material portion of the loan portfolio.

          The Bank’s business is not seasonal nor does it have any risks attendant to foreign sources.

COMPETITION

          The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions.  Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services.  Some of the financial service providers operating in the Bank’s market area operate on a large-scale regional basis and possess resources greater than those of the Bank and the Corporation.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

SUPERVISION AND REGULATION

          The Bank is subject to supervision and examination by applicable federal and state banking agencies, including the Office of the Comptroller of the Currency.  In addition, the Bank is insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operation of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

EXECUTIVE OFFICERS

          The table below lists the executive officers of the Corporation and County National Bank and sets forth certain information with respect to such persons.

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

WILLIAM F. FALGER	55

PRESIDENT AND CHIEF EXECUTIVE OFFICER,
CNB FINANCIAL CORPORATION, SINCE 1/1/01;
PREVIOUSLY, EXECUTIVE VICE PRESIDENT,
CNB FINANCIAL CORPORATION, SINCE 3/28/95
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
COUNTY NATIONAL BANK, SINCE 1/01/93.

WILLIAM A. FRANSON	59

EXECUTIVE VICE PRESIDENT, CNB
FINANCIAL CORPORATION, SINCE 1/1/01;
SECRETARY, CNB FINANCIAL
CORPORATION, SINCE 3/28/95. EXECUTIVE VICE PRESIDENT, CASHIER AND CHIEF OPERATING OFFICER, COUNTY NATIONAL BANK, SINCE 1/01/93.

JOSEPH B. BOWER, JR.	39	TREASURER, CNB FINANCIAL CORPORATION, SINCE 11/18/97 EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, COUNTY NATIONAL BANK, SINCE 12/10/02.
MARK D. BREAKEY	44	SENIOR VICE PRESIDENT AND SENIOR LOAN OFFICER, COUNTY NATIONAL BANK.
DONALD E. SHAWLEY	47	SENIOR VICE PRESIDENT, COUNTY NATIONAL BANK, SINCE 9/29/98. TRUST OFFICER SINCE 11/1/85.

          Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

          The Corporation has no employees who are not employees of County National Bank.  As of December 31, 2002, the Bank had a total of 238 employees of which 180 were full time and 58 were part time.

MONETARY POLICIES

          The earnings and growth of the banking industry are affected by the credit policies of monetary authorities, including the Federal Reserve System.  An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures.  Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market activities in U.S. Government Securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits.  These operations are used in varying combinations to influence overall economic growth and indirectly, bank loans, securities, and deposits.  These variables may also affect interest rates charged on loans or paid for deposits.  The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

          In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and the Bank.

DISTRIBUTION OF ASSETS, LIABILITIES, & SHAREHOLDER’S EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

          The following tables set forth statistical information relating to the Corporation and its wholly-owned subsidiaries.  The table should be read in conjunction with the consolidated financial statements of the Corporation which are incorporated by reference hereinafter.

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

	December 31, 2002			December 31, 2001			December 31, 2000

	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

Assets
Interest-bearing deposits with banks	$1,733	4.85%	$84	$3,660	4.62%	$169	$2,200	6.23%	$137
Federal funds sold and securities purchased under agreements to resell	14,034	1.90%	267	11,534	3.76%	434	1,078	6.22%	67
Securities:
Taxable	125,461	5.19%	6,507	112,446	6.04%	6,788	96,304	6.22%	5,990
Tax-Exempt (1)	44,104	6.87%	3,030	30,977	6.81%	2,109	36,575	6.82%	2,493
Equity Securities (1)	12,700	3.53%	448	10,297	6.99%	720	9,868	7.03%	694

Total Securities	198,032	5.22%	10,336	168,914	6.05%	10,220	146,025	6.42%	9,381
Loans
Commercial (1)	107,821	6.67%	7,194	85,261	8.00%	6,824	77,347	8.89%	6,873
Mortgage (1)	241,757	7.86%	19,011	224,615	8.60%	19,307	220,398	8.69%	19,148
Installment	37,608	8.14%	3,063	40,406	9.21%	3,720	44,993	9.18%	4,130
Leasing	16,246	7.03%	1,142	23,146	7.33%	1,697	29,437	7.25%	2,134

Total Loans (2)	403,432	7.54%	30,410	373,428	8.45%	31,548	372,175	8.67%	32,285
Total earning assets	601,464	6.77%	40,746	542,342	7.70%	41,768	518,200	8.04%	41,666
Non Interest Bearing Assets
Cash & Due From Banks	13,508			13,353			12,933
Premises & Equipment	12,213			12,797			12,912
Other Assets	19,867			20,014			18,493
Allowance for Possible Loan Losses	(4,422)			(4,033)			(3,885)

Total Non Interest Earning Assets	41,166			42,131			40,453

Total Assets	$642,630		$40,746	$584,473		$41,768	$558,653		$41,666

Liabilities and Shareholders’ Equity Interest-Bearing Deposits
Demand - interest-bearing	$132,288	0.85%	$1,126	$122,709	1.78%	$2,182	$117,352	2.48%	$2,910
Savings	77,851	1.53%	1,192	77,214	2.98%	2,304	72,128	3.81%	2,748
Time	265,112	3.99%	10,590	245,722	5.49%	13,485	242,352	5.36%	13,002

Total interest-bearing deposits	475,251	2.72%	12,908	445,645	4.03%	17,971	431,832	4.32%	18,660
Short-term borrowings	1,915	2.09%	40	1,503	3.79%	57	5,225	6.18%	323
Long-term borrowings	38,740	5.10%	1,976	19,973	5.60%	1,119	13,648	6.24%	851
Trust preferred securities	5,833	4.75%	277	—		—	—		—

Total interest-bearing liabilities	521,739	2.91%	15,201	467,121	4.10%	19,147	450,705	4.40%	19,834
Demand - non-interest-bearing	56,321			54,254			52,092
Other liabilities	8,121			8,331			5,474

Total Liabilities	586,181		15,201	529,706		19,147	508,271		19,834
Shareholders’ Equity	56,449			54,767			50,382

Total Liabilities and Shareholders’ Equity	$642,630		$15,201	$584,473		$19,147	$558,653		$19,834

Interest Income/Earning Assets		6.77%	$40,746		7.70%	$41,768		8.04%	$41,666
Interest Expense/Interest Bearing Liabilities		2.91%	15,201		4.10%	19,147		4.40%	19,834

Net Interest Spread		3.86%	$25,545		3.60%	$22,621		3.64%	$21,832

Interest Income/Interest Earning Assets		6.77%	$40,746		7.70%	$41,768		8.04%	$41,666
Interest Expense/Interest Earning Assets		2.53%	15,201		3.53%	19,147		3.83%	19,834

Net Interest Margin		4.25%	$25,545		4.17%	$22,621		4.21%	$21,832

(1)	The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2002, 2001 and 2000, adjusted for certain tax preferences.
(2)

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2002 over (under) 2001 Due to Change in			For Twelve Months Ended December 31, 2001 over (under) 2000 Due to Change in

	Volume	Rate	Net	Volume	Rate	Net

Assets
Interest-Bearing Deposits with Banks	$(89)	$4	$(85)	$91	$(59)	$32
Federal Funds Sold	94	(261)	(167)	650	(283)	367
Securities:
Taxable	786	(1,067)	(281)	1,004	(206)	798
Tax-Exempt	894	27	921	(382)	(2)	(384)
Equity Securities	168	(440)	(272)	30	(4)	26

Total Securities	1,853	(1,737)	116	1,393	(554)	839
Loans
Commercial	1,806	(1,436)	370	703	(752)	(49)
Mortgage	1,473	(1,769)	(296)	366	(207)	159
Installment	(258)	(399)	(657)	(421)	11	(410)
Leasing	(506)	(49)	(555)	(456)	19	(437)

Total Loans	2,515	(3,653)	(1,138)	192	(929)	(737)

Total Earning Assets	$4,368	$(5,390)	$(1,022)	$1,585	$(1,483)	$102

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - Interest-Bearing	370	(2,154)	(1,784)	133	(861)	(728)
Savings	218	(1,774)	(1,556)	194	(638)	(444)
Time	1,221	(3,633)	(2,412)	181	302	483

Total Interest-Bearing Deposits	1,809	(7,561)	(5,752)	508	(1,197)	(689)
Short-Term Borrowings	(205)	(78)	(283)	(230)	(36)	(266)
Long-Term Borrowings	1,928	(526)	1,402	394	(126)	268

Total Interest-Bearing Liabilities	$3,532	$(8,165)	$(4,633)	$672	$(1,359)	$(687)

Change in Net Interest Income	$836	$2,775	$3,611	$913	$(124)	$789

1.	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	Included in interest income is $1,621, $1,453 and $1,008 of fees for the years ending 2002, 2001 and 2000, respectively.
3.	Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets.

Securities Portfolio (Dollars In Thousands)
	December 31, 2002				December 31, 2001				December 31, 2000

	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Cost

		Gains	Losses			Gains	Losses			Gains	Losses

Securities Available for Sale:
U.S. Treasury	$10,169	$145	$—	$10,314	$14,046	$263	$1	$14,308	$23,045	$122	$8	$23,159
U.S. Government agencies and corporations	26,109	431	8	26,532	24,073	503	7	24,569	25,926	105	11	26,020
Obligations of States and Political Subdivisions	47,322	2,520	105	49,737	25,450	478	175	25,753	35,111	428	197	35,342
Other Debt Securities	87,441	2,950	500	89,891	79,636	1,205	822	80,019	45,241	240	780	44,701
Marketable Equity Securities	8,680	280	409	8,551	8,115	97	104	8,108	7,186	164	322	7,028

	$179,721	$6,326	$1,022	$185,025	$151,320	$2,546	$1,109	$152,757	$136,509	$1,059	$1,318	$136,250

Maturity Distribution of Securities (Dollars In Thousands)
December 31, 2002
(Amortized Cost)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collateralized Mortgage Obligation and Other Asset Backed Securities

	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield

Securities Available for Sale:
U.S. Treasury	$5,009	3.90%	$5,160	2.65%	$—		$—		$—
U.S. Government agencies and corporations	14,013	4.29%	12,096	3.63%	—		—		—
Obligations of States and Political Subdivisions	500	7.84%	10,054	6.68%	7,921	7.01%	28,847	7.05%	—
Other Debt Securities	10,987	6.19%	10,876	5.86%	10,130	7.12%	10,826	4.12%	44,622	3.81%

TOTAL	$30,509	4.91%	$38,186	4.94%	$18,051	7.07%	$39,673	6.25%	$44,622	3.81%

The weighted average yields are based on book value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.  No single issuer represented more than 10% of the portfolio.

LOAN PORTFOLIO
(Dollars in thousands)

A. TYPE OF LOAN

	2002	2001	2000	1999	1998

Commercial, Financial and Agricultural	$130,121	$98,745	$79,229	$78,588	$66,257
Residential Mortgage	143,569	154,115	160,525	159,884	134,998
Commercial Mortgage	97,928	73,904	59,680	49,549	46,701
Installment	36,289	39,442	40,126	43,772	38,393
Lease Receivables	13,600	22,249	30,318	35,918	29,362

GROSS LOANS	421,507	388,455	369,878	367,711	315,711
Less: Unearned Income	1,143	2,282	3,722	4,947	4,570

TOTAL LOANS NET OF UNEARNED	$420,364	$386,173	$366,156	$362,764	$311,141

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2002

	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans

Commercial, Financial and Agricultural
Loans With Predetermined Rate	$10,211	$27,874	$20,458	$58,543
Loans With Floating Rate	56,063	13,692	1,823	71,578

	$66,274	$41,566	$22,281	$130,121

C. RISK ELEMENTS

	2002	2001	2000	1999	1998

Loans on non-accrual basis	$1,830	$1,174	$652	$862	$198
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	1,106	432	1,136	886	1,479
Troubled Debt Restructurings	—	—	—	—	538

	$2,936	$1,606	$1,788	$1,748	$2,215

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2002 was $120. Interest income which would have been recorded on these loans had they been on accrual status was $201.
2.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3.

At December 31, 2002 there was $20,289 in loans which are considered problem loans which were not included in the table above.  In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,

	2002	2001	2000	1999	1998

Balance at beginning of Period	$4,095	$3,879	$3,890	$3,314	$3,062
Charge-Offs:
Commercial, Financial and Agricultural	152	38	144	90	77
Commercial Mortgages	82	162	3	54	—
Residential Mortgages	127	87	12	—	16
Installment	468	494	413	379	459
Leasing	235	234	395	93	42

	1,064	1,015	967	616	594
Recoveries:
Commercial, Financial and Agricultural	1	1	18	80	21
Commercial Mortgages	52	4	2	4	—
Residential Mortgages	—	8	—	—	2
Installment	87	83	95	103	115
Leasing	65	55	34	6	1

	205	151	149	193	139
Net Charge-Offs:	(859)	(864)	(818)	(423)	(455)
Provision for Loan Losses	1,800	1,080	807	643	707
Adjustments due to acquisition	—	—	—	356	—

Balance at End-of-Period	$5,036	$4,095	$3,879	$3,890	$3,314

Percentage of net charge-offs during the period to average loans outstanding	0.21	0.23	0.22	0.13	0.16

          The Provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the present loan portfolio. Management’s judgement is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic condition on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars In Thousands)

	2002		2001		2000		1999		1998

	% of Loans in each Category		% of Loans in each Category		% of Loans in each Category		% of Loans in each Category		% of Loans in each Category

	$ Amt.	to Total	$ Amt.	to Total	$ Amt.	to Total	$ Amt.	to Total	$ Amt.	to Total

Domestic:
Real Estate Mortgages	$1,428	57.29%	$1,026	58.70%	$811	59.54%	$720	56.96%	$521	57.55%
Installment	490	8.61%	519	10.15%	473	10.84%	592	11.90%	453	12.16%
Commercial, Financial and Agricultural	1,776	30.87%	1,066	25.42%	706	21.42%	6 2 6	21.37%	435	20.99%
Leasing	178	3.23%	212	5.73%	221	8.20%	177	9.77%	140	9.30%
Unallocated	1,164	0.00%	1,272	0.00%	1,668	0.00%	1,775	0.00%	1,765	0.00%

TOTALS	$5,036	100.00%	$4,095	100.00%	$3,879	100.00%	$3,890	100.00%	$3,314	100.00%

1.	In determining the allocation of the allowance for possible credit losses, County National Bank considers economic trends, historical patterns and specific credit reviews.
2.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience.  The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

DEPOSITS
(Dollars In Thousands)

December 31,	2002		2001		2000

	Average Amount	Annual rate	Average Amount	Annual rate	Average Amount	Annual rate

Demand - Non Interest Bearing	$56,321		$54,254		$52,092
Demand - Interest Bearing	132,288	0.85%	122,709	1.78%	117,352	2.48%
Savings Deposits	77,851	1.53%	77,214	2.98%	72,128	3.81%
Time Deposits	265,112	3.99%	245,722	5.49%	242,352	5.36%

TOTAL DEPOSITS	$531,572		$499,899		$483,924

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2002.
(Dollars In Thousands)

Maturing in:
Three months or less	$3,236
Greater than three months and through six months	1,607
Greater than six months and through twelve months	2,789
Greater than twelve months	55,351

          Key ratios for the Corporation for the years ended December 31, 2002 and 2001 appear in the Annual Shareholders’ Report for the year ended December 31, 2002 under the caption “Selected Financial Data” on pages 25 and 26 and are incorporated herein by reference.  Short-term borrowings for the Corporation were less on average than 30% of the Corporation’s stockholders’ equity at December 31, 2002.

ITEM 2.       PROPERTIES

          The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation.  The Bank operates 19 full-service and 2 limited service offices.  Of these 21 offices, 16 are owned and five are leased from independent owners.  There are no incumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses.

ITEM 3.       LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Corporation or the Bank is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the business.  In the opinion of management and counsel, pending legal proceedings will not have a material adverse effect on the consolidated financial position of the Corporation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Information relating to the Corporation’s common stock is on pages 27 and 40 of the Annual Shareholders’ Report for the year ended December 31, 2002 and is incorporated herein by reference.  There were 1,557 registered shareholders of record as of March 5, 2003.

ITEM 6.	SELECTED FINANCIAL DATA

          Information required by this item is presented on pages 25 and 26 of the Annual Shareholders’ Report for the year ended December 31, 2002 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information required by this item is presented on pages 28-36 of the Annual Shareholders’ Report for the year ended December 31, 2002 and is incorporated herein by reference.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information required by this item is presented on pages 34 and 35 of the Annual Shareholders’ Report for the year ended December 31, 2002 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements and report, which appear in the Annual Shareholders’ Report for the year ended December 31, 2002, are incorporated herein by reference:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to the Corporation’s directors appears on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 15, 2003 and is incorporated herein by reference.  Information relating to Executive Officers is included in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

          Information required by this item is presented on pages 7-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003 and is incorporated herein by reference.

ITEM 12.	SECUR ITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this item is presented on pages 2-4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is presented on page 11 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003 and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

          Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13A-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	The following documents are filed as a part of this report:

	1.	The following financial statements of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Condition at December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001and 2000
Notes to Consolidated Financial Statements
Report of Independent Auditors

	2.	All financial statement schedules are omitted since they are not applicable.

3.	The following exhibits:

EXHIBIT NUMBER	DESCRIPTION

3 i	Articles of Incorporation
3 ii	By-Laws

10(A)	Employment Contract, President and CEO, filed herewith*
10(B)	Form of employment contract for Other Executive Officers, William A. Franson and Joseph B. Bower, Jr., filed herewith*
10(C)	Stock Option Plan filed in the 1999 Proxy Statement Form DEF 14A incorporated herein by reference

13	Portions of Annual Report to Shareholders for 2002, filed herewith

21	Subsidiaries of the Registrant

* Management contract or compensatory plan.

(B)

A report on Form 8-K dated November 13, 2002 was filed by the Corporation during the fourth quarter of 2002 announcing under Item 5  (1) the approval of a plan to repurchase up to 180,000 shares of its common stock, (2) the approval of the conversion of the Corporation into a Financial Holding Company, (3) the fourth quarter dividend of 27 cents per share to shareholders of record on December 4, 2002 and a special dividend of 15 cents per share with the same record date, and (4) the resignation of Richard D. Gathagan as a Director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 21, 2003	By:	/s/ WILLIAM F. FALGER

WILLIAM F. FALGER President & Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.

/s/ WILLIAM F. FALGER		President and Chief Executive Officer,
Director
WILLIAM F. FALGER

/s/ WILLIAM A. FRANSON		Executive Vice-president and Secretary,
Director
WILLIAM A. FRANSON

/s/ ROBERT E. BROWN	Director	/s/ JEFFREY S. POWELL

ROBERT E. BROWN		JEFFREY S. POWELL

/s/ ROBERT C. PENOYER	Director	/s/ JAMES B. RYAN

ROBERT C. PENOYER		JAMES B. RYAN

/s/ JAMES J. LEITZINGER	Director	/s/ PETER F. SMITH

JAMES J. LEITZINGER		PETER F. SMITH

/s/ DENNIS L. MERREY	Director	/s/ JOSEPH L. WAROQUIER, SR.

DENNIS L. MERREY		JOSEPH L. WAROQUIER, SR

/s/ WILLIAM R. OWENS	Director	/s/ JAMES P. MOORE

WILLIAM R. OWENS		JAMES P. MOORE

CERTIFICATIONS

I, William F. Falger, certify that:

1. I have reviewed this annual report on Form 10-K of CNB Financial Corporation.

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report.

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

          4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

          6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/ WILLIAM F. FALGER

William F. Falger President (Principal Executive Officer)

I, Joseph B. Bower, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of CNB Financial Corporation.

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report.

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

          4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

          6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/ JOSEPH B. BOWER, JR.

Joseph B. Bower, Jr. Treasurer (Principal Financial Officer)

CERTIFICATE

          As required by 18 U.S.C. 1350, the undersigned certify that this Report on Form 10-K fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ WILLIAM F. FALGER

William F. Falger President (Principal Executive Officer)

/s/ JOSEPH B. BOWER, JR.

Joseph B. Bower, Jr. Treasurer (Principal Financial Officer)
Dated:	March 21, 2003