Form 10-Q
period 2003-03-31
CNB FINANCIAL CORP/PA
filed 2003-05-15
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

F O R M  1 0 – Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The number of shares outstanding of the issuer’s common stock as of May 2, 2003:

COMMON STOCK:  $1.00 PAR VALUE – 3,647,823 SHARES

INDEX

PART I.
FINANCIAL INFORMATION

Sequential Page Number

ITEM 1. – Financial Statements

PAGE 3.	Consolidated Balance Sheets – March 31, 2003 and December 31, 2002

PAGE 4.	Consolidated Statements of Income - Quarters ending March 31, 2003 and 2002

PAGE 5.	Consolidated Statements of Comprehensive Income for the three months ending March 31, 2003 and 2002

PAGE 6.	Consolidated Statements of Cash Flows - three months ending March 31, 2003 and 2002

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 9.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 13.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 - Controls and Procedures

PAGE 14.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 14.	ITEM 1	Legal Proceedings

PAGE 14.	ITEM 2	Changes in Securities and Use of Proceeds

PAGE 14.	ITEM 3	Defaults Upon Senior Securities

PAGE 14.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 14.	ITEM 5	Other Information

PAGE 14.	ITEM 6	Exhibits and Reports on Form 8-K

PAGE 14.	Signatures

CONSOLIDATED BALANCE SHEETS
CNB FINANCIAL CORPORATION

(Dollars in thousands)	March 31 2003	Dec. 31, 2002

ASSETS
Cash and due from banks	$19,176	$16,748
Interest bearing deposits with other banks	9,976	5,779

Total cash and cash equivalents	29,152	22,527
Securities available for sale	180,001	185,025
Loans held for sale	6,148	3,924
Loans and leases	429,268	421,507
Less: unearned discount	917	1,143
Less: allowance for loan and lease losses	5,430	5,036

NET LOANS	422,921	415,328
FHLB and Federal Reserve stock	4,893	3,388
Premises and equipment, net	12,535	12,129
Accrued interest receivable and other assets	12,817	13,603
Motgage servicing rights	482	512
Goodwill	10,821	10,821
Other intangible assets, net	1,181	1,261

TOTAL ASSETS	$680,951	$668,518

LIABILITIES
Deposits:
Non-interest bearing deposits	$60,184	$56,010
Interest bearing deposits	498,984	489,127

TOTAL DEPOSITS	559,168	545,137
Short-term borrowings	1,904	2,000
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	7,540	9,348
Trust prefered securities	10,000	10,000

TOTAL LIABILITIES	618,612	606,485
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value Authorized 10,000,000 shares Issued 3,693,500 shares	3,694	3,694
Additional paid in capital	3,816	3,747
Retained earnings	53,046	52,065
Treasury stock, at cost (46,951 shares for March 2003, and 46,245 for December 2002)	(1,056)	(974)
Accumulated other comprehensive income	2,839	3,501

TOTAL SHAREHOLDERS’ EQUITY	62,339	62,033

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$680,951	$668,518

CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION

	Three Months Ended March 31,

(Dollars in thousands, except per share data)	2003	2002

INTEREST AND DIVIDEND INCOME
Loans including fees	$7,595	$7,396
Deposits with other banks	12	15
Federal funds sold	40	75
Investment securities:
Taxable	1,282	1,603
Tax-exempt	550	470
Dividends	112	136

TOTAL INTEREST AND DIVIDEND INCOME	9,591	9,695

INTEREST EXPENSE
Deposits	2,771	3,539
Borrowed funds	622	457

TOTAL INTEREST EXPENSE	3,393	3,996

Net interest income	6,198	5,699
Provision for loan losses	540	360

NET INTEREST INCOME AFTER PROVISION	5,658	5,339

NON-INTEREST INCOME
Trust & asset management fees	218	243
Service charges on deposit accounts	751	777
Other service charges and fees	153	139
Securities gains	150	0
Gains on sale of loans	112	43
Other income	215	234

TOTAL NON-INTEREST INCOME	1,599	1,436

NON-INTEREST EXPENSES
Salaries	1,702	1,568
Employee benefits	628	582
Net occupancy expense of premises	613	610
Amortization of intangible	124	113
Other	1,488	1,404

TOTAL NON-INTEREST EXPENSES	4,555	4,277

Income before income taxes	2,702	2,498
Applicable income taxes	693	640

NET INCOME	$2,009	$1,858

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.55	$0.51
Net income, diluted	$0.55	$0.51
DIVIDENDS PER SHARE
Cash dividends per share	$0.28	$0.25

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Net income	$2,009	$1,858
Other comprehensive income, net of tax Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period	(761)	(723)
Reclassified adjustment for accumulated gains included in net income, net of tax	99	—

Other comprehensive income/(loss)	(662)	(723)

Comprehensive income	$1,347	$1,135

CONSOLIDATED STATEMENTS OF CASHFLOWS
CNB FINANCIAL CORPORATION

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net Income	$2,009	$1,858
Adjustments to reconcile net income to net cash provided (from) by operations:
Provision for loan losses	540	360
Depreciation and amortization	380	459
Amortization and accretion and deferred loan fees	153	(50)
Deferred taxes	(30)	(415)
Security (gains)/losses	(150)	0
Gain on sale of loans	(112)	(43)
Net (gains)losses on dispositions of acquired property	0	(8)
Proceeds from sale of loans	8,485	11,892
Origination of loans for sale	(10,598)	(9,803)
Changes in:
Interest receivable	423	(116)
Other assets and intangible	(1,205)	(2,078)
Interest payable	(38)	(3)
Other liabilities	(1,401)	1,164

Net cash from operating activities	(1,544)	3,217
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	22,525	11,449
Proceeds from sales of securities available for sale	(2,438)	178
Purchase of:
Securities available for sale	(21,057)	(37,622)
Net principal disbursed on loans	(8,019)	(6,339)
Purchase of premises and equipment	(662)	(189)
Proceeds from the sale of foreclosed assets	50	278

Net cash from investing activities	(4,725)	(32,245)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	6,882	(3,833)
Certificates of deposit	7,149	24,577
Proceeds from sale of treasury stock	164	151
Treasury stock purchased	(177)	(325)
Cash dividends paid	(1,028)	(911)
Advances from long term borrowings	0	17,750
Repayments of long term borrowings	0	315
Net changes in short term borrowings	(96)	1,692

Net cash provided by financing activities	12,894	39,416

Net increase (decrease) in cash and cash equivalents	6,625	10,388
Cash and cash equivalents at beginning of year	22,527	19,391

Cash and cash equivalents at end of period	$29,152	$29,779

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,431	$3,993
Income Taxes	$1,500	$0
Loans transferred to other real estate owned	$79	$0

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

               In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarters ended March 31, 2003 and 2002 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  The financial performance reported for the Corporation for the three-month period ended March 31, 2003 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2002.

COMMON STOCK PLAN

               The Corporation has a common stock plan for key employees and independent directors.  The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 250,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock.  The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan.  Accordingly, no compensation expense has been recognized for the plans.  No stock options were granted during the first quarter of 2003 or 2002.  Had compensation cost for the plans been determined based on the fair values at the grant dates for awards, consistent with the method of SFAS No. 123, net income and earnings per share for March 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

		2003	2002

Net Income	As reported	$2,009	$1,858
Pro forma compensation expense		—	—

	Pro forma	$2,009	$1,858
Earnings Per share-Basic	As reported	$0.55	$0.51
	Pro forma	$0.55	$0.51
Earnings Per Share - Diluted	As reported	$0.55	$0.51
	Pro forma	$0.55	$0.51

EARNINGS PER SHARE

               Earnings-per-share is calculated on the weighted average number of common shares outstanding during the period.  The number of shares used for basic and diluted was 3,635,436 and 3,666,419 for the three month period ended March 31, 2003 and 3,634,607 for basic and 3,643,236 diluted for the three month period ended March 31, 2002.  No granted options are outstanding and non-dilutive.

RECENT ACCOUNTING PRONOUNCEMENT

None

MANAGEMENT’S DISCUSSION AND ANALYSIS
CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
  Average Balances and Net Interest Margin

	March 31, 2003			March 31, 2002

(Dollars in thousands)	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

Assets
Interest-bearing deposits with banks	$2,032	2.36%	$12	$3,001	2.00%	$15
Federal funds sold and securities purchased under agreements to resell	13,246	1.21%	40	15,059	1.99%	75
Investment Securities:
Taxable	120,153	4.27%	1,282	119,640	5.36%	1,603
Tax-Exempt (1)	46,074	6.84%	788	38,653	6.85%	662
Equity Investments (1)	13,319	3.36%	112	11,515	6.08%	175

Total Investments	194,824	4.59%	2,234	187,868	5.39%	2,530
Loans
Commercial (1)	132,617	5.78%	1,915	94,990	6.80%	1,616
Mortgage (1)	241,567	7.32%	4,421	232,671	7.99%	4,646
Installment	36,355	7.47%	679	41,945	8.27%	867
Leasing	11,475	6.45%	185	19,030	7.08%	337

Total loans (2)	422,014	6.82%	7,200	388,636	7.68%	7,466
Total earning assets	616,838	6.12%	9,434	576,504	6.94%	9,996
Non Interest Bearing Assets
Cash & Due From Banks	13,854		—	13,356		—
Premises & Equipment	12,431		—	12,444		—
Other Assets	35,231		—	18,834		—
Allowance for Possible Loan Losses	(5,248)		—	(4,140)		—

Total Non-interest earning assets	56,268	—	—	40,494	—	—

Total Assets	$673,106		$9,434	$616,998		$9,996

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$129,574	0.59%	$192	$132,495	1.09%	$361
Savings	76,223	1.09%	207	78,802	1.70%	334
Time	290,166	3.27%	2,372	249,118	4.57%	2,844

Total interest-bearing deposits	495,963	2.23%	2,771	460,415	3.07%	3,539
Short-term borrowings	1,134	1.06%	3	2,536	2.05%	13
Long-term borrowings	40,000	4.98%	498	34,889	5.09%	444
Trust Preferred Securities	10,000	4.84%	121	—		—

Total interest-bearing liabilities	547,097	2.48%	3,393	497,840	3.21%	3,996
Demand - non-interest-bearing	55,452		—	54,421		—
Other liabilities	7,846		—	8,404		—

Total Liabilities	610,395		3,393	560,665		3,996
Shareholders’ equity	62,711		—	56,333		—

Total Liabilities and Shareholders’ Equity	$673,106		$3,393	$616,998		$3,996

Interest income/earning assets		6.12%	$9,434		6.94%	$9,996
Interest expense/interest bearing liabilities		2.48%	3,393		3.21%	3,996

Net Interest Spread		3.64%	$6,041		3.72%	$6,000

Interest Income/Interest Earning Assets		6.12%	$9,434		6.94%	$9,996
Interest expense/Interest Earning Assets		2.20%	3,393		2.77%	3,996

Net Interest Margin		3.92%	$6,041		4.16%	$6,000

(1)	The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 34% in 2003 and 2002, adjusted for certain tax exemptions
(2)

Average outstanding includes the average balance outstanding of all non-accrual loans.  Loans consist of the average of total loans less average unearned income.  The amount of loan fees included in the interest income on loans in not material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

               The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results.  The Corporation’s subsidiary County National Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area made up of the west central Pennsylvania counties of Clearfield, Cambria, Centre, Elk, Jefferson, and McKean.  County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

               The market area that County National Bank operates in is rural in nature.  The customer makeup consists of small business and individuals.  The state of the economy in the region is mixed with unemployment rates running high in our market area except Centre County.  Unemployment in our region has run consistently higher than the state average over time.

OVERVIEW OF BALANCE SHEET

               Total assets have increased 1.9% since year-end 2002 to $680,951,000.  The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

               Cash and cash equivalents totaled $29,152,000 at March 31, 2003 compared to $22,527,000 on December 31, 2002.  This increase resulted from a significant inflow of deposits during the quarter.  The Corporation has concentrated on attracting customer deposits and expanding our relationships into multiple products over the past couple of years.  The success of this marketing has created a liquid position for the Corporation.

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

SECURITIES

               Securities decreased $5,024,000 (or 2.7%) since December 31, 2002.  The decrease resulted primarily from payments received from our mortgage-backed securities.  The prepayment of mortgages has been increasing with the wave of consumer mortgage refinancing that has occurred with the decline in interest rates.  The Corporation has been reinvesting the proceeds over time.  The Corporation generally buys into the market over time and does not attempt to “time” its transactions.  In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

               The Corporation’s lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally, owned small businesses.  The Corporation’s loan demand was strong during the first quarter of 2003.  At March 31, 2003, the Corporation had $428,351,000 in loans and leases outstanding, net of unearned discount, up $7,987,000 (or 1.9%) since December 31, 2002.  The increase was caused by demand in commercial loans including mortgages.  While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a stronger approach has been adopted toward secured consumer loans mainly in the form of home equity loans and lines of credit.  This strategy is part of an overall initiative to increase our market share of households in loans and deposits.  The Corporation has continued to use direct marketing to aggressively grow the households in our market.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

               The allowance for loan and lease losses is established by provisions for losses in the loan and lease portfolio. These provisions are charged against current income. Loans deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

               The table below shows activity within the allowance account:

	Periods Ending

($’s in thousands)	Mar 31, 2003	Dec. 31, 2002

Balance at beginning of Period	$5,036	$4,095
Charge-offs:
Commercial and financial	4	152
Commercial mortgages	69	82
Residential mortgages	1	127
Installment	91	468
Lease receivables	13	235

	178	1,064
Recoveries:
Commercial and financial	—	1
Commercial mortgages	1	52
Residential mortgages	—	—
Installment	29	87
Lease receivables	2	65

	32	205

Net charge-offs:	(146)	(859)
Provision for possible loan losses	540	1,800

Balance at end-of-period	$5,430	$5,036
Loans, net of unearned	$428,351	$420,364
Allowance to net loans	1.27%	1.20%

          The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the credit administrator of the Bank. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of criticized loans that is given a specific reserve. The remaining loans are pooled, by category, into these segments:

Reviewed
• Commercial and financial
• Commercial mortgages
Homogeneous
• Residential real estate
• Installment
• Lease receivables

          The reviewed loan pools are further segregated into three categories:  substandard, doubtful and unclassified. Historical loss factors are calculated for each pool based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends. The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

• Levels of and trends in delinquencies and non-accruals
• Trends in volume and terms of loans
• Effects of any changes in lending policies and procedures
• Experience, ability and depth of management
• National and local economic trends and conditions
• Concentrations of credit

          The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our loan review partner, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the inherent risk of loss within each pool. The results of these procedures are listed in the following chart:

               The increase is deemed necessary to cover the increases in loans mainly in the commercial loan area, which increased $15,268,000 in the first three months of 2003.  The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable losses in the portfolio as of March 31, 2003.

               Management continues to closely monitor loan delinquency and loan losses.  Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $2,520,000 or 0.60% of total loans on March 31, 2003 compared to $3,148,000 or 0.75% on December 31, 2002.

FUNDING SOURCES

               The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation at $559,168,000 at March 31, 2003.  Deposit increase of 2.6% since year-end 2002 is a result of the previously mentioned strategy to focus on consumer households.  The focus has included a low cost checking solution as well as several certificate of deposit promotions.  Also adding to the increase is the decline in value of the stock market which continues to draw investors back to bank deposits as private investors have pulled money from mutual funds and the stock market.

               The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth.  Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS’ EQUITY

               The Corporation’s capital continues to provide a base for profitable growth.  Total Shareholders’ Equity was $62,339,000 at March 31, 2003 compared to $62,033,000 at December 31, 2002 an increase of $306,000 (or 0.5%).  In the first three months of 2003, the Corporation earned $2,009,000 and declared dividends of $1,028,000, a dividend payout ratio of 51.2% of net income.

               The securities in the Corporation’s portfolio are classified as available-for-sale making this portion of the Corporation’s balance sheet more sensitive to the changing market value of investments.  This situation has caused a decrease in accumulated other comprehensive income which is included in shareholders’ equity of $662,000 since December 31, 2002.

               The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators.  Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet.  The Corporation’s total risk-based capital ratio of 12.96% at March 31, 2003 is above the well-capitalized standard of 10%.  The Corporation’s Tier 1 capital ratio of 11.83% is above the well-capitalized minimum of 6%.  The leverage ratio at March 31, 2003 was 8.64%, also above the well-capitalized standard of 5%.  The Corporation is well capitalized as measured by the federal regulatory agencies.  The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base.  Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

               Liquidity measures an organizations’ ability to meet cash obligations as they come due.  The Consolidated Statement of Cash Flows presented on page 6of the accompanying financial statements provides analysis of the Corporation’s cash and cash equivalents.  Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets.  The Corporation’s liquidity and interest rate sensitivity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptability.  Management feels the Corporation’s current liquidity and interest rate positions are acceptable.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

               The Corporation had net income of $2,009,000 for the first quarter of 2003.  The earnings per diluted share for the period was $0.55.  Net income was $1,858,000 for the first quarter of 2002, which equated to earnings per diluted share of $0.51.

INTEREST INCOME AND EXPENSE

               Net interest income totaled $6,198,000 in the first quarter, an increase of 8.8% over the first quarter of 2002.  Total interest income decreased during the quarter by $104,000 or (1.1%) while interest expense decreased by $603,000 or (15.1%) when compared to the first quarter of 2002.  Our cost of funds decreased faster than the yield on assets.  The main cause of this was the rapid decline in interest rates throughout 2002 allowing for a more rapid repricing in our liabilities than occurred in the loan and securities portfolios.  Management does not expect this trend to continue.  The repricing of liabilities has pretty much stopped as the cost is about as low as it is expected to go.  However, if rates stay level or go lower the asset repricing will continue which will cause the net interest margin to be reduced further.  Management expects earnings for 2003 to be significantly impacted by how rapidly the interest rate market changes or if it changes at all.

PROVISION FOR LOAN LOSSES

               The Corporation recorded a provision for loan and lease losses in the first quarter of $540,000 compared to the first quarter of 2002 at $360,000.  Based on managements’ evaluation of problem loans, expected growth in the loan portfolio, and the overall effects of the economy management’s analysis indicates the allowance provision appears to be adequate.

NON-INTEREST INCOME

               Non-interest income increased $163,000 (or 11.4%) in the first quarter of 2003 when compared to the same period in 2002.  The increase was from gains on sale of securities, which increased $150,000 from the prior year.  All other categories were relatively stable except for gain on sale of loans from our secondary mortgage operation.  This income increased 160.5% as mortgage refinancing continues to be strong.

NON-INTEREST EXPENSE

               Non-interest expense increased $278,000 or 6.5% during the first quarter of 2003 when compared to the same period in 2002.  The increase was primarily in salaries and benefits expense which increased 8.4% over the prior year.  With the opening of our loan production office during the second quarter of 2002, additional personnel have been added resulting in higher personnel costs.

RETURN ON ASSETS

               For the three months ended March 31, 2003, the Corporation’s annualized return on average assets (“ROA”) totaled 1.21% compared to 1.22% recorded in 2002.

RETURN ON EQUITY

               The Corporation’s annualized return on average shareholder’s equity (“ROE”) in the first quarter was 13.63% compared to 13.68% for 2002.

FEDERAL INCOME TAX EXPENSE

               Federal income tax expense was $693,000 in the first quarter of 2003 compared to $640,000 in the first quarter of 2002.  The effective tax rate for both periods was 25.6%.

FUTURE OUTLOOK

               With interest rates at historically low levels, the Corporation is beginning to experience pressure on earnings resulting from a lower net interest margin when compared to the latter half of 2002.  Net interest income could show little or no growth in the remainder of 2003 if interest rates remain at present levels or move lower.  Management continues to focus on growth from increased market share utilizing checking accounts and mortgage lending as core banking services augmented by the sale of other income producing products and services.  The Bank has introduced fixed annuities to its product mix and their sale additional non-interest income will be generated over the remainder of the year.  Management also continues to focus on loan growth with the generation of commercial loans throughout its market.  It is anticipated that the loan production office opened last year in.  Johnstown will continue to produce growth  in the Johnstown and Altoona markets.

               Loan demand was strong during the first quarter.  Management expects loan growth for the year to be between 5 and 6 percent.  The Corporation’s loan to deposit ratio has decreased through the first quarter to 75.63% compared to 76.19% at year-end 2002 as deposit growth has been very good during the first quarter and is expected to remain favorable throughout 2003.  Overall, deposits are expected to grow approximately 5% for the year.

               Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation’s recent charge-offs.  In the first three months, total net charge-offs were $146,000 of which consumer net charge-offs totaled $75,000.  As the Corporation’s loan mix has changed to a more commercial portfolio, the credit review focus has increased.  Procedures have been established to monitor our larger borrowers to more closely track any potential charge-offs.  In this way, management believes problem situations can be addressed more timely thus reducing any negative impacts.

               Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following:  non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income  (less non-recurring income).  For the three months ended March 31, 2003, the Corporation’s efficiency ratio was 54.75% compared to 54.97% for the same period last year.

               Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings.  A strong focus by management continues to be placed on controlling non-interest expenses.  Through the use of technology and more efficient processes, our non-interest costs have shown modest increases throughout the first quarter of 2003 and are expected to keep non-interest cost increases to a minimum throughout 2003.

               Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation.  While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2003.

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

ITEM 3

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank.  Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments.  Management and the ALCO Committee of the Board monitor the Corporation’s interest rate risk position.  No material changes have occurred during the period in the Bank’s market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 2002.

ITEM 4

CONTROLS AND PROCEDURES

               Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

                       A Form 8-K was filed on February 11, 2003 announcing the first quarter dividend of $0.28 per share.  A Form 8-K was filed on January 16, 2003 announcing the Corporation’s fourth quarter and annual earnings for the period ended December 31, 2002.

	EXHIBIT 99.1	CEO Certification
	EXHIBIT 99.2	CFO Certification
	EXHIBIT 99.3	Certifications

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 14, 2003	/s/ WILLIAM F. FALGER

William F. Falger President and Director (Principal Executive Officer)

DATE: May 14, 2003	/s/ JOSEPH B. BOWER, JR.

Joseph B. Bower, Jr. Treasurer (Principal Financial Officer) (Principal Accounting Officer)