Form 10-Q
period 2003-06-30
CNB FINANCIAL CORP/PA
filed 2003-08-14
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of August 6, 2003:

COMMON STOCK:  $1.00 PAR VALUE – 3,650,347 SHARES

INDEX

PART I.
FINANCIAL INFORMATION

Sequential Page Number

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets - June 30, 2003 and December 31, 2002

PAGE 4.	Consolidated Statements of Income - Quarter ending June 30, 2003 and 2002

PAGE 5.	Consolidated Statements of Income - Six months ending June 30, 2003 and 2002

PAGE 6.	Consolidated Statements of Comprehensive Income for the quarter and six months ending June 30, 2003 and 2002

PAGE 7.	Consolidated Statements of Cash Flows - Six months ending June 30, 2003 and 2002

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 16.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 – Controls and Procedures

PAGE 16.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 17.	ITEM 1 Legal Proceedings

PAGE 17.	ITEM 2 Changes in Securities and Use of Proceeds

PAGE 17.	ITEM 3 Defaults Upon Senior Securities

PAGE 17.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 17.	ITEM 5 Other Information

PAGE 17.	ITEM 6 Exhibits and Reports on Form 8-K

PAGE 18.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
(Dollars in thousands)

	June 30, 2003	Dec. 31, 2002
ASSETS
Cash and due from banks	$18,585	$16,748
Interest bearing deposits with other financial institutions	27,892	5,779

Total cash and cash equivalents	46,477	22,527
Securities available for sale	176,956	185,025
Loans held for sale	3,256	3,924
Loans and leases	436,560	421,507
Less: unearned discount	704	1,143
Less: allowance for loan losses	5,779	5,036

NET LOANS	430,077	415,328
FHLB and Federal Reserve Stock	4,699	3,388
Premises and equipment, net	12,824	12,129
Accrued interest receivable and other assets	18,886	13,603
Mortgage servicing rights	480	512
Goodwill	10,821	10,821
Intangible, net	1,103	1,261

TOTAL ASSETS	$705,579	$668,518

LIABILITIES
Deposits:
Non-interest bearing	$63,151	$56,010
Interest bearing deposits	515,842	489,127

TOTAL DEPOSITS	578,993	545,137
Short-term borrowings	2,000	2,000
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	9,476	9,348
Trust preferred securities	10,000	10,000

TOTAL LIABILITIES	640,469	606,485
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value Authorized 10,000,000 shares Issued 3,693,500 shares	3,694	3,694
Additional paid in capital	3,967	3,747
Retained earnings	54,302	52,065
Treasury stock, at cost	(1,437)	(974)
(44,532 shares for June 2003, and 46,245 for December 2002)
Accumulated other comprehensive income	4,584	3,501

TOTAL SHAREHOLDERS’ EQUITY	65,110	62,033

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$705,579	$668,518

CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
(Dollars in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
INTEREST INCOME
Loans including fees	$7,646	$7,529
Deposits with other financial institutions	53	96
Securities:
Taxable	1,147	1,692
Tax-exempt	563	551
Dividends	105	99

TOTAL INTEREST AND DIVIDEND INCOME	9,514	9,967
INTEREST EXPENSE
Deposits	2,766	3,411
Borrowed funds	629	516

TOTAL INTEREST EXPENSE	3,395	3,927

Net interest and dividend income	6,119	6,040
Provision for loan losses	540	360

NET INTEREST INCOME AFTER PROVISION	5,579	5,680
OTHER INCOME
Trust & asset management fees	225	217
Service charges on deposit accounts	866	855
Other service charges and fees	135	127
Securities gains	0	12
Gains on sale of loans	216	44
Other income	367	304

TOTAL OTHER INCOME	1,809	1,559
OTHER EXPENSES
Salaries	1,648	1,705
Employee benefits	681	556
Net occupancy expense of premises	601	575
Amortization of intangible	126	108
Other	1,317	1,356

TOTAL OTHER EXPENSES	4,373	4,300

Income before income taxes	3,015	2,939
Applicable income taxes	731	774

NET INCOME	$2,284	$2,165

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.62	$0.60
Net income, diluted	$0.62	$0.59
DIVIDENDS PER SHARE
Cash dividends per share	$0.2 8	$0.25

CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION
(Dollars in thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Loans including fees	$15,242	$14,925
Deposits with other financial institutions	106	186
Securities:
Taxable	2,430	3,295
Tax-exempt	1,113	1,021
Dividends	216	235

TOTAL INTEREST AND DIVIDEND INCOME	19,107	19,662

INTEREST EXPENSE
Deposits	5,536	6,950
Borrowed funds	1,251	973

TOTAL INTEREST EXPENSE	6,787	7,923

Net interest income	12,320	11,739
Provision for loan losses	1,080	720

NET INTEREST INCOME AFTER PROVISION	11,240	11,019

OTHER INCOME
Trust & asset management fees	444	460
Service charges on deposit accounts	1,616	1,632
Other service charges and fees	288	266
Securities gains	151	12
Gains on sale of loans	328	87
Other	581	538

TOTAL OTHER INCOME	3,408	2,995

OTHER EXPENSES
Salaries	3,350	3,273
Employee benefits	1,309	1,138
Net occupancy expense of premises	1,214	1,185
Amortization of intangible	250	222
Other	2,807	2,759

TOTAL OTHER EXPENSES	8,930	8,577

Income before income taxes	5,718	5,437
Applicable income taxes	1,426	1,414

NET INCOME	$4,292	$4,023

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$1.18	$1.11
Net income, diluted	$1.17	$1.10
DIVIDENDS PER SHARE
Cash dividends per share	$0.56	$0.50

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$2,284	$2,165	$4,292	$4,023
Other comprehensive income, net of tax
Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period	1,745	1,983	984	1,260
Reclassified adjustment for accumulated gains/(losses) included in net income, net of tax	—	8	99	8

Other comprehensive income	1,745	1,975	1,083	1,252

Comprehensive income	$4,029	$4,140	$5,375	$5,275

CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2003	2002
Cash flows from operating activities:
Net Income	$4,292	$4,023
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,080	720
Depreciation and amortization	799	813
Amortization and accretion and deferred loan fees	235	(160)
Deferred taxes	(74)	(796)
Security (gains) losses	(151)	(12)
Gain on sale of loans	(328)	(87)
Net (gains) on dispositions of acquired property	0	(10)
Proceeds from sale of loans	15,542	16,804
Origination of loans for sale	(14,546)	(12,983)
Changes in:
Interest receivable	466	(403)
Other assets	(7,248)	(2,926)
Interest payable	(400)	(167)
Other liabilities	45	1,039

Net cash provided by operating activities	(288)	5,855
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	39,229	21,806
Proceeds from sales of securities available for sale	2,438	227
Purchase of securities available for sale	(32,354)	(50,299)
Net principal disbursed on loans	(15,517)	(15,087)
Purchase of premises and equipment	(1,244)	(272)
Proceeds from the sale of foreclosed assets	128	280

Net cash used in investing activities	(7,320)	(43,345)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	9,407	(4,324)
Certificates of deposit	24,449	28,093
Treasury stock purchases and sales, net	(243)	(55)
Cash dividends paid	(2,055)	(1,820)
Advances from long term borrowings	0	30,000

Net cash provided by financing activities	31,558	51,894

Net increase (decrease) in cash and cash equivalents	23,950	14,404
Cash and cash equivalents at beginning of year	22,527	19,391

Cash and cash equivalents at end of period	$46,477	$33,795

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (including amount credited directly to certificate accounts)	$6,780	$7,926
Income Taxes	$2,050	$1,660
Loans transferred to other real estate owned	$150	$144

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

         In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and six month periods ended June 30, 2003 and 2002 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and six-month periods ended June 30, 2003 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2002.

COMMON STOCK PLAN

         The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 250,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the second quarter of 2003 or 2002. Had compensation cost for the plans been determined based on the fair values at the grant dates for awards, consistent with the method of SFAS No. 123, net income and earnings per share for June 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

		2003	2002
Net Income	As reported	$4,292	$4,023
Pro forma compensation expense		—	—

	Pro forma	$4,292	$4,023
Earnings Per share-Basic	As reported	$1.18	$1.11
	Pro forma	$1.18	$1.11
Earnings Per Share -Diluted	As reported	$1.17	$1.10
	Pro forma	$1.17	$1.10

EARNINGS PER SHARE

         Earnings-per-share (EPS) is calculated on the weighted average number of common shares outstanding during the year. No granted options are outstanding and non-dilutive. The computation of basic and diluted EPS is shown below (in thousands, except per share data).

Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income applicable to common stock	$2,284	$2,165	$4,292	$4,023
Weighted-average common shares outstanding	$3,656	3,635	$3,646	$3,635

Basic earnings per share	$0.62	$0.60	$1.18	$1.11

Net income applicable to common stock	$2,284	$2,165	$4,292	$4,023
Weighted-average common shares outstanding	$3,656	3,635	$3,646	$3,635
Dilutive effects of assumed exercise of stock options	27	8	27	8

Total weighted-average common shares and equivalents	3,683	3,643	3,673	3,643

Diluted earnings per share	$0.62	$0.59	$1.17	$1.10

RECENT ACCOUNTING PROUNOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. The Corporation currently does not have these instruments therefore the new accounting standards will not materially affect the Corporation’s operating results or financial condition.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation
Average Balances and Net Interest Margin
(Dollars in thousands)

	June 30, 2003			June 30, 2002

	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

Assets
Interest-bearing deposits with banks	$1,858	1.61%	$15	$4,600	2.04%	$47
Federal funds sold and securities purchased under agreements to resell	16,050	1.13%	91	13,703	2.03%	139
Investment Securities:	—
Taxable	121,358	4.00%	2,430	121,925	5.40%	3,295
Tax-Exempt (1)	48,887	6.53%	1,596	41,860	7.39%	1,547
Equity Investments (1)	12,930	3.34%	216	12,166	4.98%	303

Total Investments	201,083	4.32%	4,348	194,254	5.49%	5,331
Loans
Commercial (1)	135,763	6.36%	4,314	100,457	6.90%	3,464
Mortgage (1)	243,862	7.53%	9,180	235,771	7.90%	9,313
Installment	35,723	8.63%	1,542	40,859	8.29%	1,693
Leasing	10,574	6.92%	366	18,155	7.12%	646

Total loans (2)	425,922	7.23%	15,402	395,242	7.65%	15,116

Total earning assets	627,005	6.30%	19,750	589,496	6.94%	20,447
Non Interest Bearing Assets
Cash & Due From Banks	15,117		—	13,283		—
Premises & Equipment	12,639		—	12,359		—
Other Assets	37,388		—	17,102		—
Allowance for Possible Loan Losses	(5,543)		—	(4,191)		—

Total Non-interest earning assets	59,601	—	—	38,553	—	—

Total Assets	$686,606		$19,750	$628,049		$20,447

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$128,583	0.55%	$351	$133,176	0.97%	$648
Savings	77,546	1.02%	395	78,689	1.64%	647
Time	297,582	3.22%	4,790	256,278	4.41%	5,654

Total interest-bearing deposits	503,711	2.20%	5,536	468,143	2.97%	6,949
Short-term borrowings	1,568	0.64%	5	2,282	2.28%	26
Long-term borrowings	40,000	5.06%	1,012	37,459	5.06%	948
Trust Preferred Securities	10,000	4.68%	234	—		—

Total interest-bearing liabilities	555,279	2.44%	6,787	507,884	3.12%	7,923
Demand - non-interest-bearing	58,434		—	55,456	—	—
Other liabilities	8,681		—	9,221	—	—

Total Liabilities	622,394		6,787	572,561	2.77%	7,923
Shareholders’ equity	64,212		—	55,488	—	—

Total Liabilities and Shareholders’ Equity	$686,606		6,787	$628,049		7,923

Interest income/earning assets		6.30%	19,750		6.94%	20,447
Interest expense/interest bearing liabilities		2.44%	6,787		3.12%	7,923

Net Interest Spread		3.86%	$12,963		3.82%	$12,524

Interest Income/Interest Earning Assets		6.30%	$19,750		6.94%	$20,447
Interest expense/Interest Earning Assets		2.16%	6,787		2.69%	7,923

Net Interest Margin		4.13%	$12,963		4.25%	$12,524

(1) The amounts are reflected on a fully tax equity basis using the federal statutory rate of 34% in 2003 and 2002, adjusted for certain tax preferences

(2) Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

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

OVERVIEW OF BALANCE SHEET

         Total assets have grown 5.5% since year-end 2002 to $705.6 million. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents totaled $46,477,000 at June 30, 2003 compared to $22,527,000 on December 31, 2002. This increase resulted from an increase in customer deposits as well as pay downs and maturities in our securities portfolio. The Corporation will maintain higher balances until such time that loan demand increase and or the securities market offers an appropriate return for the risk taken.

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

SECURITIES

         Securities decreased $8.0 million or 4.4% since December 31, 2002. The decrease resulted primarily from payments of principal received from our mortgage-backed securities without reinvesting back into the market. The prepayment of mortgage-backed securities continues to be rapid with the wave of consumer mortgage refinancing that has occurred with the decline in interest rates. As previously stated, the Corporation is not investing routinely in this current market as it believes the risk, reward situation we are in does not currently favor us.

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

LOANS

         The Corporation’s lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally, owned small businesses. The Corporation’s loan demand was strong during the first six months of 2003. At June 30, 2003, the Corporation had $435,856,000 in loans and leases outstanding, net of unearned discount, up $15,492,000 (or 3.7%) since December 31, 2002. The increase was caused by demand in commercial loans including mortgages. While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a more aggressive marketing approach has been adopted toward secured consumer loans mainly in the form of home equity loans and lines of credit. This strategy is part of an overall initiative to increase our market share of households in loans and deposits. The Corporation has continued to use direct marketing to aggressively grow the households in our market.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses is established by provisions for losses in the loan and lease portfolio. These provisions are charged against current income. Loans deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

         The table below shows activity within the allowance account:

($’s in thousands)	Periods Ending
	June 30, 2003	Dec. 31, 2002
Balance at beginning of Period	$5,036	$4,095
Charge-offs:
Commercial and financial	4	152
Commercial mortgages	69	82
Residential mortgages	12	127
Installment	267	468
Lease receivables	50	235

	402	1,064
Recoveries:
Commercial and financial	—	1
Commercial mortgages	1	52
Residential mortgages	—	—
Installment	49	87
Lease receivables	15	65

	65	205

Net charge-offs:	(337)	(859)
Provision for possible loan losses	1,080	1,800

Balance at end-of-period	$5,779	$5,036

Loans, net of unearned	$435,856	$420,364
Allowance to net loans	1.33%	1.20%

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

         The increase in the allowance is deemed necessary to cover the increases in loans mainly in the commercial loan area, which increased $26,477,000 in the first six months of 2003 and the increasing trend of criticized assets. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable losses in the portfolio as of June 30, 2003.

         Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $3,174,000 or 0.45% of total assets on June 30, 2003 compared to $3,148,000 or 0.47% on December 31, 2002.

FUNDING SOURCES

         The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $578,993,000 at June 30, 2003. Deposits increased 6.2% since year-end 2002 primarily resulting from a major marketing strategy focusing on retail consumer customers as well as a general lack of consumer confidence in the economy. This strategy includes direct mailing offering consumers a free checking product and the offering of several new certificate of deposit products.

         The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source

SHAREHOLDERS’ EQUITY

         The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $65,110,000 at June 30, 2003 compared to $62,033,000 at December 31, 2002 an increase of $3,077,000 or 5.0%. In the first six months of 2003, the Corporation earned $4,292,000 and declared dividends of $2,055,000, a dividend payout ratio of 47.9% of net income.

         The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. Interest rates in the first six months of 2003 have continued to decline. This situation has caused a fairly significant increase in accumulated other comprehensive income, included in stockholders’ equity of $1,083,000 since December 31, 2002.

         The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.62% at June 30, 2003 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.48% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2003 was 8.57%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

         The Corporation had net income of $2,284,000 and $4,292,000 for the second quarter and first six months of 2003, respectively. The earnings per diluted share for the respective periods were $0.62 and $1.17. Net income was $2,165,000 and $4,023,000 for the second quarter and first six months of 2002, which equates to earnings per diluted share of $0.59 and $1.10, respectively. The return on assets and the return on equity for the six months of 2003 are 1.27% and 14.67%.

INTEREST INCOME AND EXPENSE

         Net interest income totaled $6,119,000 in the second quarter, an increase of 1.3% over the second quarter of 2002 and totaled $12,320,000 for the six months of 2003, an increase of 4.9% compared to the prior year. Total interest income decreased during the quarter by $555,000 or 2.8% while interest expense decreased by $1,136,000 or 14.3% when compared to the second quarter of 2002. The decrease in interest income is a result of lower yields on earning assets caused by an overall decline in interest rates in the United States since June of 2001. As mentioned earlier, the rapid growth in deposits has not all been placed into higher yielding assets. Thus much of these funds are in lower yielding federal funds. Interest expense has declined significantly since the Corporation has adjusted deposit pricing to reflect the declining market rates.

PROVISION FOR LOAN LOSSES

         The Corporation recorded a provision for loan and lease losses in the second quarter of $540,000 compared to the second quarter of 2002 of $360,000 and $1,080,000 for the six months of 2003 compared to $720,000 in 2002. Based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy, management’s analysis indicates that the allowance provision appears to be adequate.

NON-INTEREST INCOME

         Non-interest income increased $250,000 (16.04%) and $413,000 (13.8%) in the second quarter and six months of 2002, respectively, when compared to the same periods in 2002. During 2003, income derived from the sale of mortgages was higher due to continued low mortgage rates. This increase was $241,000 or 277.01% over the first six months of 2002. There was also a $139,000 increase in the gain on sale of securities over 2002. The sale occurred as a result of the security being downgraded by the rating agencies.

NON-INTEREST EXPENSE

         Non-interest expense increased $73,000 or 1.7% during the second quarter of 2003 and $353,000 or 4.1% in the six months of 2003 when compared to the same periods in 2002. The increase can be attributed to rising salary and benefit costs of $248,000 and increased PA shares tax expense of $121,000 over the first six months compared to 2002.

RETURN ON ASSETS

         For the six months ended June 30, 2003, the Corporation’s return on average assets (“ROA”) totaled 1.27% compared to 1.27% recorded in 2002.

RETURN ON EQUITY

         The Corporation’s return on average shareholder’s equity (“ROE”) in the first six months was 14.67% compared to 14.84% for 2002.

FEDERAL INCOME TAX EXPENSE

         Federal income tax expense was $731,000 in the second quarter of 2003 compared to $774,000 in the second quarter of 2002. For the six-month period comparisons, the federal tax expense was $1,426,000 in 2003 and $1,414,000 in 2002. Tax-exempt income for the six months of 2003 is up $98,000 over 2002, which accounts for $33,000 of the decrease in the tax expense.

FUTURE OUTLOOK

         With interest rates at historically low levels, the Corporation is experiencing pressure on earnings resulting from a lower net interest margin when compared to 2002. Net interest income could show little or no growth in the remainder of 2003 if interest rates remain at present levels or move lower. Management continues to focus on growth from increased market share utilizing checking accounts and mortgage lending as core banking services augmented by the sale of other income producing products and services. The Bank has introduced fixed annuities to its product mix and through their sale, additional non-interest income will be generated over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market. It is anticipated that the loan production office opened last year in Johnstown will continue to produce growth in the Johnstown and Altoona markets.

         Loan demand was strong during the first six months. Management expects loan growth for the year to be between 5 and 6 percent. The Corporation’s loan to deposit ratio has decreased through the first six months to 74.28% compared to 76.19% at year-end 2002 as deposit growth has been very good and is expected to remain favorable throughout 2003. Overall, deposits are expected to grow approximately 5% for the year.

         Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2003, the Corporation’s efficiency ratio was 52.56% compared to 54.38% for the same period last year.

         Management believes controlling the operating costs of the Corporation is imperative to the future increased profitability derived from core earnings. A strong focus by management continues to be placed on controlling non-interest expenses. Through the use of technology and more efficient processes, our non-interest costs have shown modest increases throughout 2003 and are expected to keep non-interest cost increases to a minimum.

         Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to maintain the performance of normal operations through the remainder of 2003.

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

CNB Financial Corporation held its Annual Meeting of Shareholders on April 15, 2003, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

Election of Directors

	Robert E. Brown	James P. Moore	Robert C. Penoyer	Joseph L. Waroquier, Sr.
For	2,617,410	2,613,954	2,617,842	2,617,218

The total shares voted at the annual meeting were 2,808,478.

The following directors’ terms of office as director continued after the meeting:

William F. Falger, William A. Franson, James J. Leitzinger, Dennis L. Merrey, William R. Owens, Jeffrey S. Powell, James B. Ryan, and Peter F. Smith

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K –

A Form 8-K was filed on May 13, 2003 announcing the declaration of a 28 cent per share quarterly dividend payable on June 16, 2003 to shareholders of record on June 6, 2003.

A Form 8-K was filed on June 30, 2003 announcing the appointment of Deborah Dick Pontzer of Ridgway, PA to the Board of Directors of the Corporation and County National Bank.

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	CFO Certification
EXHIBIT 32	Certifications

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2003	/s/ WILLIAM F. FALGER
William F. Falger
President and Director
(Principal Executive Officer)

DATE: August 7, 2003	/s/ JOSEPH B. BOWER, Jr.
Joseph B. Bower, Jr.
Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)