Form 10-Q
period 2003-09-30
CNB FINANCIAL CORP/PA
filed 2003-11-14
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the issuer’s common stock as of November 6, 2003:

COMMON STOCK: $1.00 PAR VALUE – 3,653,892 SHARES

INDEX

PART I. FINANCIAL INFORMATION

Sequential Page Number

ITEM 1.—Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets—September 30, 2003 and December 31, 2002

PAGE 4.	Consolidated Statements of Income—Quarter ending September 30, 2003 and 2002

PAGE 5.	Consolidated Statements of Income—Nine months ending September 30, 2003 and 2002

PAGE 6.	Consolidated Statements of Comprehensive Income for the quarter and nine months ending September 30, 2003 and 2002

PAGE 7.	Consolidated Statements of Cash Flows—Nine months ending September 30, 2003 and 2002

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2—Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3—Quantitative and Qualitative Disclosures

PAGE 16.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4—Controls and Procedures

PAGE 16.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 17.	ITEM 1 Legal Proceedings

PAGE 17.	ITEM 2 Changes in Securities and Use of Proceeds

PAGE 17.	ITEM 3 Defaults Upon Senior Securities

PAGE 17.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 17.	ITEM 5 Other Information

PAGE 17.	ITEM 6 Exhibits and Reports on Form 8-K

PAGE 18.	Signatures

CONSOLIDATED BALANCE SHEETS (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$14,295	$16,748
Interest bearing deposits with other financial institutions	13,751	5,779

Total cash and cash equivalents	28,046	22,527
Securities available for sale	172,069	185,025
Loans held for sale	4,164	3,924
Loans and leases	447,377	421,507
Less: unearned discount	532	1,143
Less: allowance for loan losses	5,783	5,036

NET LOANS	441,062	415,328
FHLB and Federal Reserve Stock	4,977	3,388
Premises and equipment, net	12,902	12,129
Accrued interest receivable and other assets	5,920	7,409
Bank owned life insurance	12,544	6,194
Mortgage servicing rights	459	512
Goodwill	10,821	10,821
Intangible, net	1,024	1,261

TOTAL ASSETS	$693,988	$668,518

LIABILITIES
Deposits:
Non-interest bearing deposits	$60,556	$56,010
Interest bearing deposits	508,723	489,127

TOTAL DEPOSITS	569,279	545,137
Short-term borrowings	1,569	2,000
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	8,329	9,348
Trust preferred securities	10,000	10,000

TOTAL LIABILITIES	629,177	606,485
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value
Authorized 10,000,000 shares
Issued 3,693,500 shares	3,694	3,694
Additional paid in capital	4,054	3,747
Retained earnings	55,580	52,065
Treasury stock, at cost	(1,387)	(974)
(41,186 shares for September 2003, and 46,245 for December 2002)
Accumulated other comprehensive income	2,870	3,501

TOTAL SHAREHOLDERS’ EQUITY	64,811	62,033

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$693,988	$668,518

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
INTEREST INCOME
Loans including fees	$7,623	$7,601
Deposits with other financial institutions	73	101
Securities:
Taxable	976	1,681
Tax-exempt	530	562
Dividends	94	106

TOTAL INTEREST AND DIVIDEND INCOME	9,296	10,051
INTEREST EXPENSE
Deposits	2,733	3,033
Borrowed funds	637	666

TOTAL INTEREST EXPENSE	3,370	3,699

Net interest income	5,926	6,352
Provision for loan losses	200	540

NET INTEREST INCOME AFTER PROVISION	5,726	5,812
OTHER INCOME
Trust & asset management fees	275	225
Service charges on deposit accounts	927	894
Other service charges and fees	120	114
Securities gains (losses)	16	(13)
Gains on sale of loans	172	21
Other income	386	283

TOTAL OTHER INCOME	1,896	1,524
OTHER EXPENSES
Salaries	1,714	1,709
Employee benefits	652	527
Net occupancy expense of premises	562	619
Amortization of intangible	135	79
Other	1,451	1,430

TOTAL OTHER EXPENSES	4,514	4,364

Income before income taxes	3,108	2,972
Applicable income taxes	728	684

NET INCOME	$2,380	$2,288

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
Net income, basic	$0.65	$0.63
Net income, diluted	$0.65	$0.63
DIVIDENDS PER SHARE
Cash dividends per share	$0.30	$0.26

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
INTEREST AND DIVIDEND INCOME
Loans including fees	$22,865	$22,526
Deposits with other financial institutions	179	287
Securities:
Taxable	3,406	4,976
Tax-exempt	1,643	1,583
Dividends	310	341

TOTAL INTEREST AND DIVIDEND INCOME	28,403	29,713

INTEREST EXPENSE
Deposits	8,269	9,983
Borrowed funds	1,888	1,639

TOTAL INTEREST EXPENSE	10,157	11,622

Net interest income	18,246	18,091
Provision for loan losses	1,280	1,260

NET INTEREST INCOME AFTER PROVISION	16,966	16,831

OTHER INCOME
Trust & asset management fees	719	685
Service charges on deposit accounts	2,543	2,526
Other service charges and fees	408	380
Securities gains (losses)	167	(1)
Gains on sale of loans	500	108
Other	967	821

TOTAL OTHER INCOME	5,304	4,519

OTHER EXPENSES
Salaries	5,064	4,982
Employee benefits	1,961	1,665
Net occupancy expense of premises	1,776	1,804
Amortization of intangible	385	236
Other	4,258	4,254

TOTAL OTHER EXPENSES	13,444	12,941

Income before income taxes	8,826	8,409
Applicable income taxes	2,154	2,098

NET INCOME	$6,672	$6,311

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$1.83	$1.74
Net income, diluted	$1.82	$1.73
DIVIDENDS PER SHARE
Cash dividends per share	$0.86	$0.76

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$2,380	$2,288	$6,672	$6,311
Other comprehensive income, net of tax Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period	(1,724)	1,070	(740)	2,330
Reclassified adjustment for accumulated gains/(losses) included in net income, net of tax	10	(9)	109	(1)

Other comprehensive income	(1,714)	1,079	(631)	2,331

Comprehensive income	$666	$3,367	$6,041	$8,642

CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net Income	$6,672	$6,311
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,280	1,260
Depreciation and amortization	1,228	1,206
Amortization and accretion and deferred loan fees	412	(197)
Deferred taxes	(121)	(1,277)
Security (gains) losses	(167)	1
Gain on sale of loans	(500)	(108)
Net (gains) on dispositions of acquired property	(26)	(6)
Proceeds from sale of loans	15,620	21,174
Origination of loans for sale	(15,359)	(20,194)
Changes in:
Interest receivable	668	(59)
Other assets	(7,480)	(3,053)
Interest payable	(397)	(210)
Other liabilities	(176)	184

Net cash provided by operating activities	1,654	5,032
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	59,834	31,641
Proceeds from sales of securities available for sale	2,467	232
Purchase of securities available for sale	(51,030)	(64,646)
Net principal disbursed on loans	(26,531)	(20,992)
Purchase of premises and equipment	(1,616)	(332)
Proceeds from the sale of foreclosed assets	292	390

Net cash used in investing activities	(16,584)	(53,707)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	4,334	(3,702)
Certificates of deposit	19,808	36,953
Additional paid in capital	307	(99)
Treasury stock purchases	(1,008)	(349)
Treasury stock sales	595	491
Cash dividends paid	(3,156)	(2,766)
Advances from long term borrowings	0	30,000
Net changes in short term borrowings	(431)	(1,268)

Net cash provided by financing activities	20,449	59,260

Net increase (decrease) in cash and cash equivalents	5,519	10,585
Cash and cash equivalents at beginning of year	22,527	19,391

Cash and cash equivalents at end of period	$28,046	$29,976

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (including amount credited directly to certificate accounts)	$9,849	$11,633
Income Taxes	$2,830	$2,530
Loans transferred to other real estate owned	$338	$277

CNB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and nine month periods ended September 30, 2003 and 2002 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and nine-month periods ended September 30, 2003 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2002.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 250,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the third quarter of 2003 or 2002.

EARNINGS PER SHARE

Earnings-per-share (EPS) is calculated on the weighted average number of common shares outstanding during the year. No granted options are outstanding and non-dilutive. The computation of basic and diluted EPS is shown below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income applicable to common stock	$2,380	$2,288	$6,672	$6,311
Weighted-average common shares outstanding	3,651	3,636	3,643	3,636

Basic earnings per share	$0.65	$0.63	$1.83	$1.74

Net income applicable to common stock	$2,380	$2,288	$6,672	$6,311
Weighted-average common shares outstanding	3,651	3,636	3,643	3,636
Dilutive effects of assummed exercise of stock options	35	8	31	8

Total weighted-average common shares and equivalents	3,686	3,644	3,674	3,644

Diluted earnings per share	$0.65	$0.63	$1.82	$1.73

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Corporation adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Corporation adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Corporation adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Corporation’s operating results or financial condition.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

    Average Balances and Net Interest Margin

(Dollars in thousands)

	September 30, 2003			September 30, 2002
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$1,865	2.29%	$32	$4,400	2.00%	$66
Federal funds sold and securities purchased under agreements to resell	17,506	1.12%	147	14,724	2.00%	221
Investment Securities:
Taxable	117,324	3.87%	3,406	124,383	5.33%	4,976
Tax-Exempt (1)	45,621	6.88%	2,354	43,450	6.87%	2,240
Equity Investments (1)	13,432	3.89%	392	12,607	4.64%	439

Total Investments	195,748	4.31%	6,331	199,564	5.31%	7,942
Loans
Commercial (1)	142,101	6.31%	6,725	103,364	6.91%	5,354
Mortgage (1)	244,836	7.42%	13,617	237,878	7.83%	13,966
Installment	35,092	8.59%	2,260	40,037	8.41%	2,524
Leasing	9,718	6.94%	506	17,244	7.08%	916

Total loans (2)	431,747	7.14%	23,108	398,523	7.61%	22,760

Total earning assets	627,495	6.26%	29,439	598,087	6.84%	30,702
Non Interest Bearing Assets
Cash & Due From Banks	14,805		—	13,335		—
Premises & Equipment	12,798		—	12,316		—
Other Assets	39,860		—	21,847		—
Allowance for Possible Loan Losses	(5,549)		—	(4,276)		—

Total Non-interest earning assets	61,914	—	—	43,222	—	—

Total Assets	$689,409		$29,439	$641,309		$30,702

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand—interest-bearing	$129,464	0.49%	$473	$133,120	0.90%	$898
Savings	77,592	0.98%	572	78,340	1.60%	939
Time	298,732	3.22%	7,224	260,472	4.17%	8,147

Total interest-bearing deposits	505,788	2.18%	8,269	471,932	2.82%	9,984
Short-term borrowings	1,556	0.69%	8	2,160	2.22%	36
Long-term borrowings	40,000	5.15%	1,545	42,611	5.01%	1,602
Trust Preferred Securities	10,000	4.47%	335	—		—

Total interest-bearing liabilities	557,344	2.43%	10,157	516,703	3.00%	11,622
Demand—non-interest-bearing	59,073		—	55,909		—
Other liabilities	8,560		—	7,926		—

Total Liabilities	624,977		10,157	580,538		11,622
Shareholders’ equity	64,432		—	60,771		—

Total Liabilities and Shareholders’ Equity	$689,409		10,157	$641,309		11,622

Interest income/earning assets		6.26%	29,439		6.84%	30,702
Interest expense/interest bearing liabilities		2.43%	10,157		3.00%	11,622

Net Interest Spread		3.83%	$19,282		3.85%	$19,080

Interest Income/Interest Earning Assets		6.26%	$29,439		6.84%	$30,702
Interest expense/Interest Earning Assets		2.16%	10,157		2.59%	11,622

Net Interest Margin		4.10%	$19,282		4.25%	$19,080

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

OVERVIEW OF BALANCE SHEET

Total assets have grown 3.8% since year-end 2002 to $694.0 million. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $28,046,000 at June 30, 2003 compared to $22,527,000 on December 31, 2002. This increase resulted from a runoff in our securities portfolio that was not reinvested. The Corporation will maintain higher balances until such time that loan demand increases and or investing in the current market occurs, as our internal needs demand.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities decreased $13.0 million or 7.0% since December 31, 2002. The decrease resulted primarily from payments of principal received from our mortgage-backed securities. The prepayment of mortgage-backed securities continues to be rapid due to the wave of consumer mortgage refinancing that has occurred with the decline in interest rates. As previously stated, the Corporation is not investing routinely in this current market as it believes the risk; reward situation we are in does not currently favor the investor.

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

LOANS

The Corporation’s lending is focused in the west central Pennsylvania market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally, owned small businesses. The Corporation’s loan demand was strong during the first nine months of 2003. At September 30, 2003, the Corporation had $446,845,000 in loans and leases outstanding, net of unearned discount, up $26,481,000 (or 6.3%) since December 31, 2002. The increase was caused by demand in commercial loans including mortgages. While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a more aggressive marketing approach has been adopted toward secured consumer loans mainly in the form of home equity loans and lines of credit. This strategy is part of an overall initiative to increase our market share of households in loans and deposits. The Corporation has continued to use direct marketing to aggressively grow the households in our market.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Provisions for losses in the loan and lease portfolio establish the allowance for loan and lease losses. These provisions are charged against current income. Loans deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)	Periods Ending
	September 30, 2003	Dec. 31, 2002
Balance at beginning of Period	$5,036	$4,095
Charge-offs:
Commercial and financial	72	152
Commercial mortgages	—	82
Residential mortgages	44	127
Installment	401	468
Lease receivables	101	235

	618	1,064
Recoveries:
Commercial and financial	—	1
Commercial mortgages	1	52
Residential mortgages	1	—
Installment	63	87
Lease receivables	20	65

	85	205

Net charge-offs:	(533)	(859)
Provision for possible loan losses	1,280	1,800

Balance at end-of-period	$5,783	$5,036

Loans, net of unearned	$446,845	$420,364
Allowance to net loans	1.29%	1.20%

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

The reviewed loan pools are further segregated into three categories: substandard, doubtful and unclassified. Historical loss factors are calculated for each pool based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year-ends. The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

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

The increase in the allowance is deemed necessary to cover the increases in loans mainly in the commercial loan area in the first nine months of 2003. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable losses in the portfolio as of September 30, 2003.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $2,634,000 or 0.38% of total assets on September 30, 2003 compared to $3,148,000 or 0.47% on December 31, 2002.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $569,279,000 at September 30, 2003. Deposits increased 4.4% since year-end 2002 primarily resulting from a major marketing strategy focusing on retail consumer customers. This strategy includes direct mailing offering consumers a free checking product and the offering of several new certificate of deposit products.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $64,811,000 at September 30, 2003 compared to $62,033,000 at December 31, 2002 an increase of $2,778,000 or 4.48%. In the first nine months of 2003, the Corporation earned $6,672,000 and declared dividends of $3,156,000, a dividend payout ratio of 47.3% of net income.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. Interest rates in the third quarter of 2003 have started to increase. This situation has caused a decline in accumulated other comprehensive income, included in stockholders’ equity of $631,000 since December 31, 2002.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.91% at September 30, 2003 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.78% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2003 was 8.75%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,380,000 and $6,672,000 for the third quarter and first nine months of 2003, respectively. The earnings per diluted share for the respective periods were $0.65 and $1.82. Net income was $2,288,000 and $6,311,000 for the third quarter and first nine months of 2002, which equated to earnings per diluted share of $0.63 and $1.73, respectively. The return on assets and the return on equity for the nine months of 2003 are 1.30% and 14.81%.

INTEREST INCOME AND EXPENSE

Net interest income totaled $5,926,000 in the third quarter, a decrease of 6.7% over the third quarter of 2002 and totaled $18,246,000 for the nine months of 2003, an increase of 0.9% compared to the prior year. Total interest income decreased during the quarter by $755,000 or 7.5% while interest expense decreased by $329,000 or 8.9% when compared to the third quarter of 2002. Interest income was basically flat for the nine months as a result of lower yields on earning assets caused by an overall decline in interest rates in the United States since June of 2001 that was offset by growth in our earning assets. As mentioned earlier, the rapid growth in deposits has not all been placed into higher yielding assets. Thus much of these funds are in lower yielding federal funds. Interest expense has declined significantly since the Corporation has adjusted deposit pricing to reflect the declining market rates.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the third quarter of $200,000 compared to the third quarter of 2002 of $540,000 and $1,280,000 for the nine months of 2003 compared to $1,260,000 in 2002. Based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy, management’s analysis indicates that the allowance provision appears to be adequate.

NON-INTEREST INCOME

Non-interest income increased $372,000 (24.41%) and $785,000 (17.37%) in the third quarter and nine months of 2002, respectively, when compared to the same periods in 2002. During 2003, income derived from the sale of mortgages was higher due to continued low mortgage rates. This increase was $392,000 or 362.96% over the first nine months of 2002. There was also a $168,000 increase in the gain on sale of securities over 2002. The main sale occurred during the first quarter as a result of the security being downgraded by the rating agencies with speculation by the market that the issuing company was going to be acquired by a much stronger company generating a gain of $151,000.

NON-INTEREST EXPENSE

Non-interest expense increased only $150,000 or 3.4% during the third quarter of 2003 and $503,000 or 3.9% in the nine months of 2003 when compared to the same periods in 2002. The increase can be attributed to rising salary and benefit costs of $378,000 and increased Pennsylvania shares tax expense of $210,000 over the first nine months compared to 2002.

RETURN ON ASSETS

For the nine months ended September 30, 2003, the Corporation’s return on average assets (“ROA”) totaled 1.30% compared to 1.32% recorded in 2002.

RETURN ON EQUITY

The Corporation’s return on average shareholder’s equity (“ROE”) in the first nine months was 14.81% compared to 14.50% for 2002.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $728,000 in the third quarter of 2003 compared to $684,000 in the third quarter of 2002. For the nine-month period comparisons, the federal tax expense was $2,154,000 in 2003 and $2,098,000 in 2002. The effective tax rate for the nine-month period of 2003 was 24.4% a slight decrease of 2% compared to 2002.

FUTURE OUTLOOK

With interest rates at historically low levels, the Corporation is experiencing pressure on earnings resulting from a lower net interest margin when compared to 2002. Net interest income is likely to be flat during the remainder of 2003 if interest rates remain at present levels or move lower when compared to 2002. Management continues to focus on growth from increased market share utilizing checking accounts and mortgage lending as core banking services augmented by the sale of other income producing products and services. The Bank has introduced fixed annuities to its product mix and through their sale; additional non-interest income will be generated over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market. It is anticipated that the loan production office opened last year in Johnstown will continue to produce growth in the Johnstown and Altoona markets.

Loan demand was strong during the first nine months. Management expects loan growth for the year to be around 6 percent. The Corporation’s loan to deposit ratio has increased through the first nine months to 77.48% compared to 76.19% at year-end 2002 as deposit growth has slowed throughout the third quarter of 2003. Overall, deposits are expected to grow approximately 5% for the year.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2003, the Corporation’s efficiency ratio was 52.72% compared to 53.41% for the same period last year.

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

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in the report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimate” or “projected” and similar expressions as they relate to CNB Financial Corporation or its management is intended to identify such forward looking statements. CNB Financial Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS—None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS—None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE—None

ITEM 5.	OTHER INFORMATION—None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K—

A Form 8-K was filed on July 23, 2003 announcing earnings of $2.3 million or $0.62 per share for the second quarter of 2003.

A Form 8-K was filed on August 15, 2003, amended on September 2, 2003, announcing the declaration of a 30-cent per share quarterly dividend payable on September 16, 2003 to shareholders of record on September 5, 2003.

A Form 8-K was filed on September 25, 2003 announcing the restructuring and expansion of the bank’s senior management team and the announced retirement of William A. Franson, Executive Vice-president, and Cashier.

EXHIBIT 31.1 EXHIBIT 31.2 EXHIBIT 32	CEO Certification CFO Certification Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE:	November 6, 2003	/s/ William F. Falger
William F. Falger President and Director (Principal Executive Officer)

DATE:	November 6, 2003	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr. Treasurer (Principal Financial Officer) (Principal Accounting Officer)