Form 10-K
period 2003-12-31
CNB FINANCIAL CORP/PA
filed 2004-03-15
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

County National Bank

1 South Second Street

P.O. Box 42

Clearfield, Pennsylvania 16830

(Address of principal executive office)

Registrant’s telephone number, including area code, (814) 765-9621

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $1.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003.

Common Stock, $1.00 Par Value - $162,160,138

The number of shares outstanding of the registrant’s common stock as of March 10, 2004:

Common Stock, $1.00 Par Value - 3,658,809 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders’ Report for the year ended December 31, 2003 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

Portions of the proxy statement for the annual shareholders’ meeting on April 20, 2004 are incorporated by reference into Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

Exhibit index is located on sequentially numbered page 15.

PART I.

ITEM 1. BUSINESS

CNB FINANCIAL CORPORATION

CNB Financial Corporation (the Corporation) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Financial Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution. The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto. The Corporation is currently engaged in three non-banking activities through its wholly owned subsidiaries CNB Investment Corporation, County Reinsurance Company, and CNB Insurance Agency. CNB Investment Corporation was formed in November 1998 to hold and manage investments that were previously owned by County National Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments. County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona. The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank. CNB Insurance Agency was established in February of 2003. The company provides fixed annuity products to banking customers.

The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank, CNB Investment Corporation, County Reinsurance Company, and CNB Insurance Agency.

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

In addition to the Main Office, the Bank has 18 full-service branch offices, 1 limited service branch facility, and 2 loan production offices located in various communities in its market area. In the fourth quarter of 2003, the Bank opened a loan production office in Warren, PA and is offering loans to small businesses and consumers in the area.

The Bank is a full-service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, and time deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services. Its Trust division offers a full range of client services.

The Bank’s customer base is such that loss of one customer relationship or a related group of depositors would not have a materially adverse effect on the business of the Bank.

The Bank’s loan portfolio is diversified so that one industry, group of related industries or changes in household economic conditions would not comprise a material portion of the loan portfolio.

The Bank’s business is not seasonal nor does it have any risks attendant to foreign sources.

COMPETITION

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services. Some of the financial service providers operating in the Bank’s market area operate on a large-scale regional or national basis and possess resources greater than those of the Bank and the Corporation. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
WILLIAM F. FALGER	56	PRESIDENT AND CHIEF EXECUTIVE OFFICER, CNB FINANCIAL CORPORATION, SINCE 1/1/01; PREVIOUSLY, EXECUTIVE VICE PRESIDENT, CNB FINANCIAL CORPORATION, SINCE 3/28/95.
		PRESIDENT AND CHIEF EXECUTIVE OFFICER, COUNTY NATIONAL BANK, SINCE 1/01/93.

JOSEPH B. BOWER, JR.	40	SECRETARY, SINCE 12/31/03 & TREASURER, CNB FINANCIAL CORPORATION, SINCE 11/18/97 EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER, SINCE 12/31/03 AND CHIEF FINANCIAL OFFICER, COUNTY NATIONAL BANK, SINCE 12/10/02.

MARK D. BREAKEY	45	SENIOR VICE PRESIDENT AND CREDIT RISK MANAGER, COUNTY NATIONAL BANK, SINCE 5/95

DONALD E. SHAWLEY	48	SENIOR VICE PRESIDENT, COUNTY NATIONAL BANK, SINCE 9/29/98. TRUST OFFICER SINCE 11/1/85.

RICHARD L. SLOPPY	53	SENIOR VICE PRESIDENT AND SENIOR LOAN OFFICER, COUNTY NATIONAL BANK, SINCE 1/1/04

Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

The Corporation has no employees who are not employees of County National Bank. As of December 31, 2003, the Bank had a total of 238 employees of which 186 were full time and 52 were part time.

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

DISTRIBUTION OF ASSETS, LIABILITIES, & SHAREHOLDER’S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables set forth statistical information relating to the Corporation and its wholly-owned subsidiaries. The tables should be read in conjunction with the consolidated financial statements of the Corporation which are incorporated by reference hereinafter.

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2003			December 31, 2002			December 31, 2001
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$1,818	2.42%	$44	$1,733	4.85%	$84	$3,660	4.62%	$169
Federal funds sold and securities purchased under agreements to resell	13,395	1.34%	180	14,034	1.90%	267	11,534	3.76%	434
Securities:
Taxable	117,018	3.81%	4,457	125,461	5.19%	6,507	112,446	6.04%	6,788
Tax-Exempt (1)	45,297	6.90%	3,125	44,104	6.87%	3,030	30,977	6.81%	2,109
Equity Securities (1)	13,576	3.73%	507	12,700	3.53%	448	10,297	6.99%	720

Total Securities	191,104	4.35%	8,313	198,032	5.22%	10,336	168,914	6.05%	10,220

Loans
Commercial (1)	147,719	6.19%	9,141	107,821	6.67%	7,194	85,261	8.00%	6,824
Mortgage (1)	247,365	7.25%	17,927	241,757	7.86%	19,011	224,615	8.60%	19,307
Installment	34,496	8.64%	2,981	37,608	8.14%	3,063	40,406	9.21%	3,720
Leasing	8,955	6.91%	619	16,246	7.03%	1,142	23,146	7.33%	1,697

Total Loans (2)	438,535	6.99%	30,668	403,432	7.54%	30,410	373,428	8.45%	31,548
Total earning assets	629,639	6.19%	38,981	601,464	6.77%	40,746	542,342	7.70%	41,768

Non Interest Bearing Assets
Cash & Due From Banks	15,130			13,508			13,353
Premises & Equipment	12,723			12,213			12,797
Other Assets	39,458			19,867			20,014
Allowance for Loan Losses	(5,627)			(4,422)			(4,033)

Total Non Interest Earning Assets	61,684			41,166			42,131

Total Assets	$691,323		$38,981	$642,630		$40,746	$584,473		$41,768

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$127,965	0.44%	$563	$132,288	0.85%	$1,126	$122,709	1.78%	$2,182
Savings	77,578	0.90%	696	77,851	1.53%	1,192	77,214	2.98%	2,304
Time	301,254	3.19%	9,623	265,112	3.99%	10,590	245,722	5.49%	13,485

Total interest-bearing deposits	506,797	2.15%	10,882	475,251	2.72%	12,908	445,645	4.03%	17,971
Short-term borrowings	1,654	0.67%	11	1,915	2.09%	40	1,503	3.79%	57
Long-term borrowings	40,000	5.09%	2,036	38,740	5.10%	1,976	19,973	5.60%	1,119
Subordinated debentures	10,000	4.71%	471	5,833	4.75%	277	—		—

Total interest-bearing liabilities	558,451	2.40%	13,400	521,739	2.91%	15,201	467,121	4.10%	19,147
Demand - non-interest-bearing	60,124			56,321			54,254
Other liabilities	8,230			8,121			8,331

Total Liabilities	626,805		13,400	586,181		15,201	529,706		19,147
Shareholders’ Equity	64,518			56,449			54,767

Total Liabilities and Shareholders’ Equity	$691,323		$13,400	$642,630		$15,201	$584,473		$19,147

Interest Income/Earning Assets		6.19%	$38,981		6.77%	$40,746		7.70%	$41,768
Interest Expense/Interest Bearing Liabilities		2.40%	13,400		2.91%	15,201		4.10%	19,147

Net Interest Spread		3.79%	$25,581		3.86%	$25,545		3.60%	$22,621

Interest Income/Interest Earning Assets		6.19%	$38,981		6.77%	$40,746		7.70%	$41,768
Interest Expense/Interest Earning Assets		2.13%	13,400		2.53%	15,201		3.53%	19,147

Net Interest Margin		4.06%	$25,581		4.25%	$25,545		4.17%	$22,621

(1)	The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 35% in 2003, and 34% in 2002 and 2001, adjusted for certain tax preferences.
(2)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Net Interest Income

Rate-Volume Variance

(Dollars in thousands)

	For Twelve Months Ended December 31, 2003 over (under) 2002 Due to Change In			For Twelve Months Ended December 31, 2002 over (under) 2001 Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Assets
Interest-Bearing Deposits with Banks	$4	$(44)	$(40)	$(89)	$4	$(85)
Federal Funds Sold and securities purchased under agreements to resell	(12)	(75)	(87)	94	(261)	(167)
Securities:
Taxable	(438)	(1,612)	(2,050)	786	(1,067)	(281)
Tax-Exempt	82	13	95	894	27	921
Equity Securities	31	28	59	168	(440)	(272)

Total Securities	(333)	(1,690)	(2,023)	1,853	(1,737)	116

Loans
Commercial	2,662	(715)	1,947	1,806	(1,436)	370
Mortgage	441	(1,525)	(1,084)	1,473	(1,769)	(296)
Installment	(253)	171	(82)	(258)	(399)	(657)
Leasing	(513)	(10)	(523)	(506)	(49)	(555)

Total Loans	2,337	(2,079)	258	2,515	(3,653)	(1,138)

Total Earning Assets	$2,004	$(3,769)	$(1,765)	$4,368	$(5,390)	$(1,022)

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - Interest-Bearing	$(37)	$(526)	$(563)	$370	$(2,154)	$(1,784)
Savings	(4)	(492)	(496)	218	(1,774)	(1,556)
Time	1,444	(2,411)	(967)	1,221	(3,633)	(2,412)

Total Interest-Bearing Deposits	1,403	(3,429)	(2,026)	1,809	(7,561)	(5,752)
Short-Term Borrowings	(5)	(24)	(29)	(205)	(78)	(283)
Long-Term Borrowings	64	(4)	60	1,928	(526)	1,402
Subordinated debentures	198	(4)	194	—	—	—

Total Interest-Bearing Liabilities	$1,660	$(3,461)	$(1,801)	$3,532	$(8,165)	$(4,633)

Change in Net Interest Income	$344	$(308)	$36	$836	$2,775	$3,611

1.	The change in interest due to both volume and rate had been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	Included in interest income is $1,878, $1,621 and $1,453 of fees for the years ending 2003, 2002 and 2001, respectively.
3.	Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets.

Investment Portfolio

(Dollars In Thousands)

	December 31, 2003				December 31, 2002				December 31, 2001
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale:
U.S. Treasury	$13,282	$62	$6	$13,338	$10,169	$145	$—	$10,314	$14,046	$263	$1	$14,308
U.S. Government agencies and corporations	30,312	162	35	$30,439	26,109	431	8	26,532	24,073	503	7	24,569
Obligations of States and Political Subdivisions	45,401	3,294	—	$48,695	47,322	2,520	105	49,737	25,450	478	175	25,753
Other Debt Securities	73,171	2,384	279	$75,276	87,441	2,950	500	89,891	79,636	1,205	822	80,019
Marketable Equity Securities	8,962	558	1,365	$8,155	8,680	280	409	8,551	8,115	97	104	8,108

	$171,128	$6,460	$1,685	$175,903	$179,721	$6,326	$1,022	$185,025	$151,320	$2,546	$1,109	$152,757

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2003

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligation and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale:
U.S. Treasury	5,108	2.65%	8,230	1.77%	—		—		—
U.S. Government agencies and corporations	13,182	3.38%	17,257	1.94%	—		—		—
Obligations of States and
Political Subdivisions	881	4.21%	10,395	6.84%	8,183	6.94%	29,236	7.00%	—
Other Debt Securities	4,035	5.21%	7,892	4.29%	11,546	7.07%	11,160	3.65%	40,643	3.75%

TOTAL	23,206	3.57%	43,774	3.45%	19,729	7.01%	40,396	6.01%	40,643	3.75%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental agencies.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2003	2002	2001	2000	1999
Commercial, Financial and Agricultural	$168,794	$130,121	$98,745	$79,229	$78,588
Residential Mortgage	141,720	143,569	154,115	160,523	159,884
Commercial Mortgage	110,951	97,928	73,904	59,680	49,549
Installment	30,910	36,289	39,442	40,128	43,772
Lease Receivables	6,285	13,600	22,249	30,318	35,918

GROSS LOANS	458,660	421,507	388,455	369,878	367,711
Less: Unearned Income	411	1,143	2,282	3,722	4,947

TOTAL LOANS NET OF UNEARNED	$458,249	$420,364	$386,173	$366,156	$362,764

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2003
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, Financial and Agricultural
Loans With Predetermined Rate	$14,373	$34,936	$27,062	$76,371
Loans With Floating Rate	76,515	15,488	420	92,423

	$90,888	$50,424	$27,482	$168,794

C. RISK ELEMENTS

	2003	2002	2001	2000	1999
Loans on non-accrual basis	$1,873	$1,830	$1,174	$652	$862
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	1,076	1,106	432	1,136	886

	$2,949	$2,936	$1,606	$1,788	$1,748

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2003 was $75. Interest income which would have been recorded on these loans had they been on accrual status was $182.
2.	Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.
3.	At December 31, 2003 there was $15,366 in loans which are considered problem loans which were not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses

Years Ended December 31,	2003	2002	2001	2000	1999
Balance at beginning of Period	$5,036	$4,095	$3,879	$3,890	$3,314
Charge-Offs:
Commercial, Financial and Agricultural	19	152	38	144	90
Commercial Mortgages	174	82	162	3	54
Residential Mortgages	109	127	87	12	—
Installment	511	468	494	413	379
Leasing	111	235	234	395	93

	924	1,064	1,015	967	616
Recoveries:
Commercial, Financial and Agricultural	1	1	1	18	80
Commercial Mortgages	2	52	4	2	4
Residential Mortgages	—	—	8	—	—
Installment	80	87	83	95	103
Leasing	34	65	55	34	6

	117	205	151	149	193
Net Charge-Offs:	(807)	(859)	(864)	(818)	(423)
Provision for Loan Losses	1,535	1,800	1,080	807	643

Balance at End-of-Period	$5,764	$5,036	$4,095	$3,879	$3,534

Percentage of net charge-offs during the period to average loans outstanding	0.18%	0.21%	0.23%	0.22%	0.13%

The Provision for loan losses reflects the amount deemed appropriate by management to provide for probable incurred losses based on present risk characteristics of the loan portfolio. Management’s judgement is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic condition on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2003 % of Loans in each Category		2002 % of Loans in each Category		2001 % of Loans in each Category		2000 % of Loans in each Category		1999 % of Loans in each Category
Real Estate Mortgages	$2,042	54.01%	$1,428	57.29%	$1,026	58.70%	$811	59.54%	$720	56.96%
Installment	497	6.99%	490	8.61%	519	10.15%	473	10.84%	592	11.90%
Commercial, Financial and Agricultural	2,472	37.75%	1,776	30.87%	1,066	25.42%	706	21.42%	626	21.37%
Leasing	79	1.25%	178	3.23%	212	5.73%	221	8.20%	177	9.77%
Unallocated	674	0.00%	1,164	0.00%	1,272	0.00%	1,668	0.00%	1,775	0.00%

TOTALS	$5,764	100.00%	$5,036	100.00%	$4,095	100.00%	$3,879	100.00%	$3,890	100.00%

1.	In determining the allocation of the allowance for possible credit losses, County National Bank considers economic trends, historical patterns and specific credit reviews.
2.	With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

DEPOSITS

(Dollars In Thousands)

December 31,	2003		2002		2001
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand - Non Interest Bearing	$60,124		$56,321		$54,254
Demand - Interest Bearing	127,965	0.44%	132,288	0.85%	122,709	1.78%
Savings Deposits	77,578	0.90%	77,851	1.53%	77,214	2.98%
Time Deposits	301,254	3.19%	265,112	3.99%	245,722	5.49%

TOTAL	$566,921		$531,572		$499,899

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2003.

(Dollars In Thousands)

Maturing in:
Three months or less	$7,376
Greater than three months and through six months	8,639
Greater than six months and through twelve months	4,237
Greater than twelve months	63,255

$83,507

Key ratios for the Corporation for the years ended December 31, 2003 and 2002 appear in the Annual Shareholders’ Report for the year ended December 31, 2003 under the caption “Selected Financial Data” on pages 27 and 28 and are incorporated herein by reference. Short-term borrowings for the Corporation were less on average than 30% of the Corporation’s stockholders’ equity at December 31, 2003.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 18 full-service, 1 limited service office, and 2 loan production offices. Of these 22 offices, 16 are owned and 6 are leased from independent owners. There are no incumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the Corporation’s common stock is on page 26 of the Annual Shareholders’ Report for the year ended December 31, 2003 and is incorporated herein by reference. There were 1,527 registered shareholders of record as of March 10, 2004.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is presented on pages 26 and 27 of the Annual Shareholders’ Report for the year ended December 31, 2003 and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is presented on pages 29-38 of the Annual Shareholders’ Report for the year ended December 31, 2003 and is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is presented on pages 35 and 36 of the Annual Shareholders’ Report for the year ended December 31, 2003 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and report, which appear in the Annual Shareholders’ Report for the year ended December 31, 2003, are incorporated herein by reference:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and Procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including the form 10-K for the period ended December 31, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Corporation’s directors appears on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 20, 2004 and is incorporated herein by reference. Information relating to Executive Officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is presented on pages 6-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is presented on pages 2-4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is presented on page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND PROCEDURES

Information concerning principal accounting fees and procedures is incorporated herein by reference to the “Concerning the Independent Public Accountants” section of the proxy statement for the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about March 15, 2004.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	The following documents are filed as a part of this report:

1.	The following financial statements of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Condition at December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements
Report of Independent Auditors

2.	All financial statement schedules are omitted since they are not applicable.

3.	The following exhibits:

EXHIBIT NUMBER	DESCRIPTION
3 i	Articles of Incorporation

3 ii	By-Laws

10(A)	Employment Contract, President and CEO, filed herewith*

10(B)	Form of employment contract for Other Executive Officer, Joseph B. Bower, Jr., filed herewith*

10(C)	Stock Option Plan filed in the 1999 Proxy Statement Form DEF 14A incorporated herein by reference

13	Portions of Annual Report to Shareholders for 2003, filed herewith

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	CEO Certification

31.2	CFO Certification

*	Management contract or compensatory plan.

A report on Form 8-K dated November 12, 2003 was filed announcing under Item 7 the fourth quarter dividend of 32 cents per share to shareholders of record on December 5, 2003. A report on Form 8-k dated December 10, 2003 was filed announcing under item 12 the opening of a loan production office in Warren, PA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date: March 15, 2004	By:	/s/ William F. Falger
WILLIAM F. FALGER
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

/s/ William F. Falger		President and Chief Executive Officer, Director
WILLIAM F. FALGER

/s/ Robert E. Brown	Director	/s/ Jeffrey S. Powell
ROBERT E. BROWN		JEFFREY S. POWELL

/s/ Robert C. Penoyer	Director	/s/ James B. Ryan
ROBERT C. PENOYER		JAMES B. RYAN

/s/ James J. Leitzinger	Director	/s/ Peter F. Smith
JAMES J. LEITZINGER		PETER F. SMITH

/s/ Dennis L. Merrey	Director	/s/ Deborah Dick Pontzer
DENNIS L. MERREY		DEBORAH DICK PONTZER

/s/ William R. Owens	Director	/s/ James P. Moore
WILLIAM R. OWENS		JAMES P. MOORE