Form 10-Q
period 2004-03-31
CNB FINANCIAL CORP/PA
filed 2004-05-10
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of the issuer’s common stock as of May 3, 2004:

COMMON STOCK: $1.00 PAR VALUE – 9,119,557 SHARES

INDEX

Sequential Page Number
PART I. FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PAGE 3.	Consolidated Balance Sheets – March 31, 2004 and December 31, 2003

PAGE 4.	Consolidated Statements of Income - Quarters ending March 31, 2004 and 2003

PAGE 5.	Consolidated Statements of Comprehensive Income for the three months ending March 31, 2004 and 2003

PAGE 6.	Consolidated Statements of Cash Flows - three months ending March 31, 2004 and 2003

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 8.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 14.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 - Controls and Procedures

PAGE 14.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 15.	ITEM 1	Legal Proceedings

PAGE 15.	ITEM 2	Changes in Securities and Use of Proceeds

PAGE 15.	ITEM 3	Defaults Upon Senior Securities

PAGE 15.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 15.	ITEM 5	Other Information

PAGE 15.	ITEM 6	Exhibits and Reports on Form 8-K

PAGE 16.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)	March 31 2004	Dec. 31, 2003
ASSETS
Cash and due from banks	$13,856	$15,239
Interest bearing deposits with other banks	8,902	5,742

Total cash and cash equivalents	22,758	20,981
Securities available for sale	170,611	175,903
Loans held for sale	4,142	3,099
Loans and leases	471,075	458,660
Less: unearned discount	305	411
Less: allowance for loan and lease losses	5,855	5,764

NET LOANS	464,915	452,485
FHLB and Federal Reserve stock	4,697	5,032
Premises and equipment, net	12,814	12,934
Bank owned life insurance	12,807	12,682
Accrued interest receivable and other assets	7,398	6,388
Mortgage servicing rights	441	481
Goodwill	10,821	10,821
Other intangible assets, net	867	946

TOTAL ASSETS	$712,271	$701,752

LIABILITIES
Deposits:
Non-interest bearing deposits	$67,055	$63,297
Interest bearing deposits	517,629	512,141

TOTAL DEPOSITS	584,684	575,438
Short-term borrowings	1,993	1,313
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	7,381	8,554
Subordinated debentures	10,000	10,000

TOTAL LIABILITIES	644,058	635,305

SHAREHOLDERS’ EQUITY
Common stock $1.00 par value
Authorized 10,000,000 shares
Issued 9,233,750 shares	9,234	9,234
Additional paid in capital	4,221	4,123
Retained earnings	52,082	51,247
Treasury stock, at cost	(1,224)	(1,309)
(82,284 shares for March 2004, and 93,974 for December 2003)
Accumulated other comprehensive income	3,900	3,152

TOTAL SHAREHOLDERS’ EQUITY	68,213	66,447

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$712,271	$701,752

CONSOLIDATED STATEMENTS OF INCOME

CNB FINANCIAL CORPORATION

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,527	$7,595
Deposits with other banks	12	12
Federal funds sold	18	40
Investment securities:
Taxable	1,065	1,282
Tax-exempt	521	550
Dividends	93	112

TOTAL INTEREST AND DIVIDEND INCOME	9,236	9,591

INTEREST EXPENSE
Deposits	2,628	2,771
Borrowed funds	628	622

TOTAL INTEREST EXPENSE	3,256	3,393

Net interest income	5,980	6,198
Provision for loan losses	300	540

NET INTEREST INCOME AFTER PROVISION	5,680	5,658

NON-INTEREST INCOME
Trust & asset management fees	248	218
Service charges on deposit accounts	850	751
Other service charges and fees	128	153
Securities gains	169	150
Gains on sale of loans	23	112
Bank owned life insurance earnings	126	86
Other income	166	129

TOTAL NON-INTEREST INCOME	1,710	1,599

NON-INTEREST EXPENSES
Salaries	1,817	1,702
Employee benefits	710	628
Net occupancy expense of premises	679	613
Amortization of intangible	129	124
Other	1,489	1,488

TOTAL NON-INTEREST EXPENSES	4,824	4,555

Income before income taxes	2,566	2,702
Applicable income taxes	551	693

NET INCOME	$2,015	$2,009

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING*
Net income, basic	$0.22	$0.22
Net income, diluted	$0.22	$0.22
DIVIDENDS PER SHARE
Cash dividends per share	$0.128	$0.112

*	Per share data are restated to reflect a 2 1/2 for 1 stock split announced April 13, 2004.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Net income	$2,015	$2,009

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period	638	(761)
Reclassified adjustment for accumulated gains included in net income, net of tax	110	99

Other comprehensive income/(loss)	748	(662)

Comprehensive income	$2,763	$1,347

CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:

Net Income	$2,015	$2,009
Adjustments to reconcile net income to net cash used by operations:
Provision for loan losses	300	540
Depreciation and amortization	435	380
Amortization and accretion and deferred loan fees	58	153
Deferred taxes	(50)	(30)
Security (gains)/losses	(169)	(151)
Gain on sale of loans	(24)	(112)
Net (gains)losses on dispositions of acquired property	(18)	0
Proceeds from sale of loans	1,658	8,485
Origination of loans for sale	(2,677)	(10,598)
Increase in Bank Owned Life Insurance	(126)	(85)
Changes in:
Interest receivable and other assets	(1,160)	(403)
Interest payable and other liabilities	(1,600)	(1,438)

Net cash used by operating activities	(1,358)	(1,250)
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	11,839	22,525
Proceeds from sales of securities available for sale	3,271	2,438
Purchase of securities available for sale	(8,613)	(21,057)
Loan origination and payments, net	(12,598)	(8,019)
Purchase (Sale) of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	334	(294)
Net, purchase of premises and equipment	(186)	(662)
Proceeds from the sale of foreclosed assets	159	50

Net cash used in investing activities	(5,794)	(5,019)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	3,070	6,882
Certificates of deposit	6,176	7,149
Treasury stock purchased	(29)	(177)
Proceeds from sale of treasury stock	212	164
Cash dividends paid	(1,180)	(1,028)
Net advances (repayments) from short-term borrowings	680	(96)

Net cash provided by financing activities	8,929	12,894

Net increase in cash and cash equivalents	1,777	6,625
Cash and cash equivalents at beginning of year	20,981	22,527

Cash and cash equivalents at end of period	$22,758	$29,152

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,154	$3,431
Income Taxes	$1,050	$1,500
Loans transferred to other real estate owned	$125	$79

CNB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarters ended March 31, 2004 and 2003 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2003.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 625,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the first quarter of 2004 or 2003.

EARNINGS PER SHARE

Earnings-per-share is calculated on the weighted average number of common shares outstanding during the period. For the period ended March 31, 2004, 56,250 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. There were no antidilutive shares at March 31, 2003. Earnings per share for the periods ended March 31, 2003 and 2004 are restated to reflect a 2 1/2 for 1 stock split announced April 13, 2004.

The computation of basic and diluted EPS is shown below (in thousands) except per share data:

	Period Ended
	Mar 31,2004	Mar 31, 2003
Net Income	$2,015	$2,009
Weighted-Average common shares outstanding	9,147	9,087

Basic earnings per share	$0.22	$0.22

Net Income	$2,015	$2,009

Weighted-Average common shares outstanding	9,147	9,087
Dilutive effects of assumed exercise of stock options	67	77

Total weighted average shares and equivalents	9,214	9,164

Diluted earnings per share	$0.22	$0.22

RECENT ACCOUNTING PRONOUNCEMENT

None

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

    Average Balances and Net Interest Margin

	March 31, 2004			March 31, 2003
(Dollars in thousands)	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$1,754	2.75%	$12	$2,032	2.40%	$12
Federal funds sold and securities purchased under agreements to resell	6,686	1.08%	18	13,246	1.22%	40
Investment Securities:
Taxable	113,959	3.76%	1,065	120,153	4.33%	1,282
Tax-Exempt (1)	43,733	6.97%	758	46,074	6.94%	788
Equity Investments (1)	13,600	3.52%	119	13,319	4.32%	142

Total Investments	179,732	4.41%	1,972	194,824	4.71%	2,264
Loans
Commercial (1)	172,575	5.99%	2,569	132,617	6.49%	2,123
Mortgage (1)	258,790	6.70%	4,310	241,567	7.67%	4,571
Installment	31,573	8.57%	673	36,355	8.77%	786
Leasing	5,214	6.87%	89	11,475	7.03%	199

Total loans (2)	468,152	6.56%	7,641	422,014	7.38%	7,679
Total earning assets	647,884	5.97%	9,613	616,838	6.54%	9,943
Non Interest Bearing Assets
Cash & Due From Banks	13,879		—	13,854		—
Premises & Equipment	12,863		—	12,431		—
Other Assets	41,504		—	35,231		—
Allowance for Possible Loan Losses	(5,840)		—	(5,248)		—

Total Non-interest earning assets	62,406	—	—	56,268	—	—

Total Assets	$710,290		$9,613	$673,106		$9,943

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$126,382	0.28%	$88	$129,574	0.60%	$192
Savings	77,163	0.63%	120	76,223	1.10%	207
Time	313,261	3.11%	2,420	290,166	3.32%	2,372

Total interest-bearing deposits	516,806	2.05%	2,628	495,963	2.27%	2,771
Short-term borrowings	1,860	0.86%	4	1,134	1.07%	3
Long-term borrowings	40,000	5.09%	506	40,000	5.05%	498
Subordinated debentures	10,000	4.75%	118	10,000	4.91%	121

Total interest-bearing liabilities	568,666	2.30%	3,256	547,097	2.52%	3,393
Demand - non-interest-bearing	65,389		—	55,452		—
Other liabilities	8,149		—	7,846		—

Total Liabilities	642,204		3,256	610,395		3,393
Shareholders’ equity	68,086		—	62,711		—

Total Liabilities and Shareholders’ Equity	$710,290		$3,256	$673,106		$3,393

Interest income/earning assets		5.97%	$9,613		6.54%	$9,943
Interest expense/interest bearing liabilities		2.30%	3,256		2.52%	3,393

Net Interest Spread		3.66%	$6,357		4.02%	$6,550

Interest Income/Interest Earning Assets		5.97%	$9,613		6.54%	$9,943
Interest expense/Interest Earning Assets		2.02%	3,256		2.23%	3,393

Net Interest Margin		3.95%	$6,357		4.31%	$6,550

(1)	The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 35% in 2004 and 2003, adjusted for certain tax exemptions
(2)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary County National Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s primary market area made up of the west central Pennsylvania counties of Clearfield, Cambria, Centre, Elk, Jefferson, McKean and Warren. County National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

The market area that County National Bank operates in is rural in nature. The customer makeup consists of small business and individuals. The state of the economy in the region is mixed with unemployment rates running high in our market area except Centre County. Unemployment in our region has run consistently higher than the state average over time.

OVERVIEW OF BALANCE SHEET

Total assets have increased 1.5% since year-end 2003 to $712,271,000. The following comments will further explain the details of the asset fluctuation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $22,758,000 at March 31, 2004 compared to $20,981,000 on December 31, 2003. This increase resulted from the continued runoff of our securities portfolio during the quarter. The position in cash and cash equivalents will fluctuate during the quarter depending on the liquidity demands of the Corporation. Currently, the Corporation has experienced strong loan growth requiring the Bank to use the securities prepayments and maturities to fund the growth.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities decreased $5,292,000 (or 3.0%) since December 31, 2003. The decrease resulted primarily from payments received from our mortgage-backed securities. The Corporation has been reinvesting the proceeds mainly in the loan portfolio over the quarter. The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

The Corporation’s lending consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. The Corporation’s loan demand was strong during the first quarter of 2004. At March 31, 2004, the Corporation had $470,770,000 in loans and leases outstanding, net of unearned discount, up $12,521,000 (or 2.7%) since December 31, 2003. The increase was caused by demand in commercial loans including commercial mortgages. While we see commercial lending as a strong competitive advantage, a more focused approach has been adopted toward secured consumer loans mainly in the form of home equity loans and lines of credit. This strategy is part of an overall initiative to increase our market share of consumer customers in loans and deposits. The Corporation has continued to use direct marketing to aggressively grow the number of customers we have relationships with in our market area.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

The allowance for loan and lease losses is established by provisions for losses in the loan and lease portfolio. These provisions are charged against current income. Loans deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

	Periods Ending
($’s in thousands)	Mar 31,2004	Dec. 31, 2003	Mar 31, 2003
Balance at beginning of Period	$5,764	$5,036	$5,036
Charge-offs:
Commercial and financial	—	19	4
Commercial mortgages	40	174	69
Residential mortgages	94	109	1
Installment	86	511	91
Lease receivables	12	111	13

	232	924	178
Recoveries:
Commercial and financial	—	1	—
Commercial mortgages	12	2	1
Residential mortgages	—	—	—
Installment	10	80	29
Lease receivables	1	34	2

	23	117	32

Net charge-offs:	(209)	(807)	(146)
Provision for possible loan losses	300	1,535	540

Balance at end-of-period	$5,855	$5,764	$5,430

Loans, net of unearned	$470,770	$458,249	$428,351
Allowance to net loans	1.24%	1.26%	1.27%
Net charge-offs to average loans	0.12%	0.18%	0.03%

The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the credit administrator of the Bank. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of criticized loans that is given a specific allowance. The remaining loans are pooled, by category, into these segments:

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

The increase in the overall allowance during the quarter is deemed necessary to cover the increases in loans mainly in the commercial loan area, which increased $15,268,000 in the first three months of 2004. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed by management to be adequate to absorb probable losses in the portfolio as of March 31, 2004.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned were $3,386,000 or 0.48% of total assets on March 31, 2004 compared to $3,235,000 or 0.46% on December 31, 2003.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Corporation at $584,684,000 at March 31, 2004. Deposit increase of 1.6% since year-end 2003 is a result of the previously mentioned strategy to focus on consumer households. The focus includes a low cost checking solution.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth and securities runoff. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total Shareholders’ Equity was $68,213,000 at March 31, 2004 compared to $66,447,000 at December 31, 2003 an increase of $1,766,000 (or 2.7%). In the first three months of 2004, the Corporation earned $2,015,000 and declared dividends of $1,180,000, a dividend payout ratio of 58.6% of net income.

The securities in the Corporation’s portfolio are classified as available-for-sale making this portion of the Corporation’s balance sheet more sensitive to the changing market value of investments. This situation has caused an increase in accumulated other comprehensive income which is included in shareholders’ equity of $748,000 since December 31, 2003.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.97% at March 31, 2004 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.87% is above the well-capitalized minimum of 6%. The leverage ratio at March 31, 2004 was 9.04%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organization’s ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page six of the accompanying financial statements provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and security portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity and interest rate sensitivity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptability. Management feels the Corporation’s current liquidity and interest rate positions are acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2004:

Commitments to extend credit	$104,900
Standby letters of credit	9,361

$114,261

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,015,000 for the first quarter of 2004. The earnings per diluted share for the period was $0.22. Net income was $2,009,000 for the first quarter of 2003, which equated to earnings per diluted share of $0.22.

INTEREST INCOME AND EXPENSE

Net interest income totaled $5,980,000 in the first quarter, a decrease of 3.5% over the first quarter of 2003. Total interest income decreased during the quarter by $355,000 or (3.7%) while interest expense decreased by $137,000 or (4.0%) when compared to the first quarter of 2003. Interest income continues to be negatively impacted by lower interest rates as earning assets continue to reprice at lower rates. Should rates remain low or go lower, the Bank will see further decline in the net interest margin throughout the year. The overall effect should be somewhat mitigated with continued growth in earning assets.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the first quarter of $300,000 compared to the first quarter of 2003 at $540,000. Based on managements’ evaluation of problem loans, growth in the loan portfolio and the overall effects of the economy, management’s analysis indicates the allowance provision appears to be adequate. See the “Allowance for Loan and Lease Losses” section for further discussion.

NON-INTEREST INCOME

Non-interest income increased $111,000 (or 6.9%) in the first quarter of 2004 when compared to the same period in 2003. The increase was mainly in service charges on deposit accounts due to an increase in the number of checking accounts. All other categories were relatively stable except for gain on sale of loans from our secondary mortgage operation. This income decreased 79.5% as mortgage refinancing slowed dramatically during the quarter.

NON-INTEREST EXPENSE

Non-interest expense increased $269,000 or 5.9% during the first quarter of 2004 when compared to the same period in 2003. The increase was primarily in salaries and benefits expense which increased 8.5% over the prior year. With the opening of our loan production office during the fourth quarter of 2003, additional personnel have been added providing for most of this increase.

RETURN ON ASSETS

For the three months ended March 31, 2004, the Corporation’s annualized return on average assets (“ROA”) totaled 1.16% compared to 1.21% recorded in 2003.

RETURN ON EQUITY

The Corporation’s annualized return on average shareholder’s equity (“ROE”) in the first quarter was 13.09% compared to 13.63% for 2003.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $551,000 in the first quarter of 2004 compared to $693,000 in the first quarter of 2003. The effective tax rate for 2004 was 21.5% compared to 25.6% in 2003.

FUTURE OUTLOOK

With interest rates at historically low levels, the Corporation is beginning to experience pressure on earnings resulting from a lower net interest margin when compared to 2003. Net interest income could show little or no growth in the remainder of 2004 if interest rates remain at present levels or move even lower. Management continues to focus on growth from increased market share utilizing checking accounts and mortgage lending as core banking services augmented by the sale of other income producing products and services. The Bank has introduced fixed annuities to its product mix and their sale will generate additional non-interest income over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market. It is anticipated that the loan production office opened in Warren will produce growth in the new market.

Loan demand was strong during the first quarter. Management expects loan growth for the year to be between 5 and 8 percent. The Corporation’s loan to deposit ratio has increased through the first quarter to 79.52% compared to 78.63% at year-end 2003 as deposit growth has been very good during the first quarter and is expected to remain favorable throughout 2003. Overall, deposits are expected to grow approximately 6% for the year.

Consumer loan charge-offs in the first quarter continued to comprise the majority of the Corporation’s recent charge-offs. In the first three months, total net charge-offs were $209,000 of which consumer net charge-offs totaled $87,000 with residential mortgage net charge-offs totaling $94,000. The collection efforts in the bank have been increased to begin addressing problem consumer loans prior to the loans going past due 90 days. With this effort, more rapid repossession of collateral can occur. As the Corporation’s loan mix has changed to a more commercial portfolio, the credit review focus has increased. Procedures have been established to monitor our larger borrowers to more closely track any potential charge-offs. In this way, management believes problem situations can be addressed more timely thus reducing any negative impacts.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 2004, the Corporation’s efficiency ratio was 58.68% compared to 54.75% for the same period last year. The increase is caused in large part to the reduction in net interest income without a corresponding decrease in expenses.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2004.

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

ITEM 3

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor the Corporation’s interest rate risk position. No material changes have occurred during the period in the Bank’s market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 2003.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/04 to 1/31/04	—	—	—	—
2/1/04 to 2/29/04	825	$16.55	—	—
3/1/04 to 3/31/04	250	$17.55	—	—

Total	1075	$16.78	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – None
ITEM 5.	OTHER INFORMATION - None
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on January 26, 2004 announcing the fourth quarter and year end 2003 earnings. A Form 8-K was filed on February 12, 2004 announcing the first quarter dividend of 32 cents per share.

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	CFO Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE:	May 7, 2004	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE:	May 7, 2004	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)