Form 10-Q
period 2004-06-30
CNB FINANCIAL CORP/PA
filed 2004-08-06
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock as of July 27, 2004:

COMMON STOCK: $1.00 PAR VALUE 9,102,536 SHARES

INDEX

Sequential Page Number

PART I. FINANCIAL INFORMATION
ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

PAGE 4.	Consolidated Statements of Income - Quarter ending June 30, 2004 and 2003

PAGE 5.	Consolidated Statements of Income - Six months ending June 30, 2004 and 2003

PAGE 6.	Consolidated Statements of Comprehensive Income for the quarter and six months ending June 30, 2004 and 2003

PAGE 7.	Consolidated Statements of Cash Flows - Six months ending June 30, 2004 and 2003

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 16.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 – Controls and Procedures

PAGE 16.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 17.	ITEM 1 Legal Proceedings

PAGE 17.	ITEM 2 Changes in Securities and Use of Proceeds

PAGE 17.	ITEM 3 Defaults Upon Senior Securities

PAGE 17.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 17.	ITEM 5 Other Information

PAGE 17.	ITEM 6 Exhibits and Reports on Form 8-K

PAGE 18.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)	(unaudited) June 30, 2004	Dec. 31, 2003
ASSETS
Cash and due from banks	$14,397	$15,239
Interest bearing deposits with other financial institutions	3,369	5,742

Total cash and cash equivalents	17,766	20,981
Securities available for sale	159,185	175,903
Loans held for sale	4,038	3,099
Loans and leases	477,534	458,660
Less: unearned discount	222	411
Less: allowance for loan losses	5,989	5,764

NET LOANS	471,323	452,485
FHLB and Federal Reserve Stock	5,214	5,032
Premises and equipment, net	12,850	12,934
Bank owned life insurance	12,932	12,682
Accrued interest receivable and other assets	7,183	6,388
Mortgage servicing rights	404	481
Goodwill	10,821	10,821
Intangible, net	788	946

TOTAL ASSETS	$702,504	$701,752

LIABILITIES
Deposits:
Non-interest bearing deposits	$67,430	$63,297
Interest bearing deposits	509,746	512,141

TOTAL DEPOSITS	577,176	575,438
Short-term borrowings	3,341	1,313
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	5,658	8,244
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	636,485	635,305
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value Authorized 10,000,000 shares Issued 9,233,750 shares for June 2004 and 3,693,500 shares for December 2003	9,234	3,694
Additional paid in capital	4,294	4,123
Retained earnings	52,896	56,787
Treasury stock, at cost	(1,274)	(1,309)
(80,206 shares for June 2004, and 93,974 for December 2003)
Accumulated other comprehensive income	869	3,152

TOTAL SHAREHOLDERS’ EQUITY	66,019	66,447

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$702,504	$701,752

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)	THREE MONTHS ENDED JUNE 30,
	2004	2003
INTEREST INCOME
Loans including fees	$7,683	$7,646
Deposits with other financial institutions	13	3
Federal funds sold	5	50
Securities:
Taxable	967	1,147
Tax-exempt	523	563
Dividends	76	105

TOTAL INTEREST AND DIVIDEND INCOME	9,267	9,514
INTEREST EXPENSE
Deposits	2,585	2,766
Borrowed funds	637	629

TOTAL INTEREST EXPENSE	3,222	3,395

Net interest and dividend income	6,045	6,119
Provision for loan losses	300	540

NET INTEREST INCOME AFTER PROVISION	5,745	5,579
OTHER INCOME
Trust & asset management fees	218	225
Service charges on deposit accounts	947	866
Other service charges and fees	109	135
Securities gains	(5)	0
Gains on sale of loans	34	216
Bank owned life insurance earnings	125	126
Other income	124	241

TOTAL OTHER INCOME	1,552	1,809
OTHER EXPENSES
Salaries	1,644	1,648
Employee benefits	696	681
Net occupancy expense of premises	633	601
Amortization of intangible	127	126
Other	1,522	1,317

TOTAL OTHER EXPENSES	4,622	4,373

Income before income taxes	2,675	3,015
Applicable income taxes	660	731

NET INCOME	$2,015	$2,284

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.22	$0.25
Net income, diluted	$0.22	$0.25
DIVIDENDS PER SHARE
Cash dividends per share	$0.13	$0.11

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)	SIX MONTHS ENDED JUNE 30,
	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$15,210	$15,242
Deposits with other financial institutions	25	15
Federal funds sold	23	91
Securities:
Taxable	2,032	2,430
Tax-exempt	1,044	1,113
Dividends	169	216

TOTAL INTEREST AND DIVIDEND INCOME	18,503	19,107

INTEREST EXPENSE
Deposits	5,213	5,536
Borrowed funds	1,265	1,251

TOTAL INTEREST EXPENSE	6,478	6,787

Net interest income	12,025	12,320
Provision for loan losses	600	1,080

NET INTEREST INCOME AFTER PROVISION	11,425	11,240

OTHER INCOME
Trust & asset management fees	466	444
Service charges on deposit accounts	1,797	1,616
Other service charges and fees	237	288
Securities gains	164	151
Gains on sale of loans	57	328
Bank owned life insurance earnings	251	212
Other	290	369

TOTAL OTHER INCOME	3,262	3,408

OTHER EXPENSES
Salaries.	3,461	3,350
Employee benefits	1,406	1,309
Net occupancy expense of premises	1,312	1,214
Amortization of intangible	256	250
Other	3,011	2,807

TOTAL OTHER EXPENSES	9,446	8,930

Income before income taxes	5,241	5,718
Applicable income taxes	1,211	1,426

NET INCOME	$4,030	$4,292

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.44	$0.47
Net income, diluted	$0.44	$0.47
DIVIDENDS PER SHARE
Cash dividends per share	$0.26	$0.22

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$2,015	$2,284	$4,030	$4,292
Other comprehensive income, net of tax Unrealized gains/(losses)on securities: Unrealized gains/(losses) arising during the period	(3,028)	1,745	(2,390)	984
Reclassified adjustment for accumulated gains/(losses) included in net income, net of tax	(3)	—	107	99

Other comprehensive income (loss)	(3,031)	1,745	(2,283)	1,083

Comprehensive income (loss)	$(1,016)	$4,029	$1,747	$5,375

CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net Income	$4,030	$4,292
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	600	1,080
Depreciation and amortization	868	799
Amortization and accretion and deferred loan fees	29	235
Deferred taxes	(83)	(74)
Security gains	(164)	(151)
Gain on sale of loans	(57)	(328)
Net gains on dispositions of acquired property	(18)	—
Proceeds from sale of loans	4,897	15,542
Origination of loans for sale	(5,779)	(14,546)
Increase in bank owned life insurance	(250)	(212)
Changes in:
Interest receivable and other assets	(1,013)	(470)
Interest payable and other liabilities	(1,348)	(355)

Net cash provided by (used in) operating activities	1,712	5,812
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	24,870	39,229
Proceeds from sales of securities available for sale	6,061	2,438
Purchase of securities available for sale	(17,855)	(32,354)
Loan origination and payments, net	(19,099)	(15,517)
Purchase of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	(182)	(100)
Purchase of bank owned life insurance	—	(6,000)
Net, purchase of premises and equipment	(528)	(1,244)
Proceeds from the sale of foreclosed assets	215	128

Net cash used in investing activities	(6,518)	(13,420)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	2,581	9,407
Certificates of deposit	(843)	24,449
Treasury stock purchased	(278)	(976)
Proceeds from sale of treasury stock	484	733
Cash dividends paid	(2,381)	(2,055)
Advances from other borrowings	1,400	—
Net advances from short-term borrowings	628	—

Net cash provided by financing activities	1,591	31,558

Net (decrease) increase in cash and cash equivalents	(3,215)	23,950
Cash and cash equivalents at beginning of year	20,981	22,527

Cash and cash equivalents at end of period	$17,766	$46,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,327	$6,780
Income Taxes	$1,600	$2,050
Supplemental non cash disclosures:
Loans transferred to other real estate owned	$320	$150

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and six month periods ended June 30, 2004 and 2003 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three and six-month periods ended June 30, 2004 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2003.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 625,000 shares of common stock in the form of qualified options, nonqualified options, stock appreciation rights or restrictive stock. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the second quarter of 2004 or 2003.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three and six month periods ended June 30, 2004, 56,250 weighted average shares under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. There were no anti-dilutive shares for the three and six month periods ended June 30, 2003. Earnings per share calculations for all prior periods presented were restated to reflect a 2½ for 1 stock split for shares owned and recorded on April 21, 2004.

The computation of basic and diluted EPS is shown below (in thousands) except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,015	$2,284	$4,030	$4,292

Weighted-average common shares outstanding (basic)	9,174	9,140	9,160	9,155
Effect of stock options	60	68	64	68

Weighted-average common shares outstanding (diluted)	9,234	9,208	9,224	9,223

Earnings per share:
Basic	$0.22	$0.25	$0.44	$0.47
Diluted	0.22	0.25	0.44	0.47

RECENT ACCOUNTING PRONOUNCEMENTS

None.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation Average Balances and Net Interest Margin

	June 30, 2004			June 30, 2003
(Dollars in thousands)	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$2,028	2.47%	$25	$1,858	1.61%	$15
Federal funds sold and securities purchased under agreements to resell	3,432	1.34%	23	16,050	1.13%	91
Investment Securities:
Taxable	112,336	3.62%	2,032	121,358	4.00%	2,430
Tax-Exempt (1)	42,778	6.98%	1,492	48,887	6.53%	1,596
Equity Investments (1)	13,759	3.17%	218	12,930	3.34%	216

Total Investments	174,333	4.35%	3,790	201,083	4.32%	4,348
Loans
Commercial (1)	178,459	5.97%	5,331	135,763	6.36%	4,314
Mortgage (1)	260,706	6.64%	8,651	243,862	7.53%	9,180
Installment	30,868	8.60%	1,327	35,723	8.63%	1,542
Leasing	4,612	6.85%	158	10,574	6.92%	366

Total loans (2)	474,645	6.52%	15,467	425,922	7.23%	15,402

Total earning assets	648,978	5.93%	19,257	627,005	6.30%	19,750
Non Interest Bearing Assets
Cash & Due From Banks	14,107		—	15,117		—
Premises & Equipment	12,821		—	12,639		—
Other Assets	39,952		—	37,388		—
Allowance for Possible Loan Losses	(5,891)		—	(5,543)		—

Total Non-interest earning assets	60,989	—	—	59,601	—	—

Total Assets	$709,967		$19,257	$686,606		$19,750

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$127,269	0.28%	$178	$128,583	0.55%	$351
Savings	77,371	0.62%	240	77,546	1.02%	395
Time	310,329	3.09%	4,795	297,582	3.22%	4,790

Total interest-bearing deposits	514,969	2.02%	5,213	503,711	2.20%	5,536
Short-term borrowings	2,665	0.98%	13	1,568	0.64%	5
Long-term borrowings	40,000	5.09%	1,018	40,000	5.06%	1,012
Trust Preferred Securities	10,000	4.68%	234	10,000	4.68%	234

Total interest-bearing liabilities	567,634	2.28%	6,478	555,279	2.44%	6,787
Demand - non-interest-bearing	66,306		—	58,434	—	—
Other liabilities	8,674		—	8,681	—	—

Total Liabilities	642,614		6,478	622,394	2.18%	6,787
Shareholders’ equity	67,353		—	64,212	—	—

Total Liabilities and Shareholders’ Equity	$709,967		6,478	$686,606		6,787

Interest income/earning assets		5.93%	19,257		6.30%	19,750
Interest expense/interest bearing liabilities		2.28%	6,478		2.44%	6,787

Net Interest Spread		3.65%	$12,779		3.86%	$12,963

Interest Income/Interest Earning Assets		5.93%	$19,257		6.30%	$19,750
Interest expense/Interest Earning Assets		2.00%	6,478		2.16%	6,787

Net Interest Margin		3.94%	$12,779		4.13%	$12,963

(1)	The amounts are reflected on a fully tax equity basis using the federal statutory rate of 35% in 2004 and 2003, adjusted for certain tax preferences

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $17,766,000 at June 30, 2004 compared to $20,981,000 on December 31, 2003. This decrease resulted from the strong loan growth that the Corporation has experienced during 2004 without corresponding growth in deposits at the same rate that our loans have grown.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities decreased approximately $16,700,000 or 9.5% since December 31, 2003. The decrease resulted primarily from payments of principal received from our mortgage-backed securities without reinvesting back into the market. Also, the market value of the portfolio has declined $3,400,000 since year end due mainly to an increase in short and intermediate interest rates. The Corporation has been reinvesting the proceeds mainly in the loan portfolio.

Management monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset / Liability Committee (“ALCO’) meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositer requirements and various credit needs of its customers.

LOANS

The Corporation’s lending consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. The Corporation’s loan demand was strong during the first six months of 2004. At June 30, 2004, the Corporation had $477,312,000 in loans and leases outstanding, net of unearned discount, up $19,063,000 (or 4.2%) since December 31, 2003. The increase was caused by demand in commercial loans including mortgages. While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a more aggressive marketing approach has been adopted toward secured consumer loans mainly in the form of home equity loans and lines of credit. This strategy is part of an overall initiative to increase our market share of consumer customers in loans and deposits. The Corporation has continued to use direct marketing to aggressively grow relationships within our market.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established by provisions for losses in the loan and lease portfolio. These provisions are charged against current income. Loans deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

	Periods Ending
($’s in thousands)	June 30, 2004	Dec. 31, 2003	June 30, 2003
Balance at beginning of Period	$5,764	$5,036	$5,036
Charge-offs:
Commercial and financial	29	19	4
Commercial mortgages	112	174	69
Residential mortgages	94	109	12
Installment	178	511	267
Lease receivables	16	111	50

	429	924	402
Recoveries:
Commercial and financial	—	1	—
Commercial mortgages	12	2	1
Residential mortgages	19	—	—
Installment	21	80	49
Lease receivables	2	34	15

	54	117	65

Net charge-offs:	(375)	(807)	(337)
Provision for loan losses	600	1,535	1,080

Balance at end-of-period	$5,989	$5,764	$5,779

Loans, net of unearned	$477,312	$458,249	$435,856
Allowance to net loans	1.25%	1.26%	1.33%
Net charge-offs to average loans 0.08	0.08%	0.18%	0.08%

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

The allowance coverage of net loans has remained constant. Through the analysis methodology detailed above, no increase in coverage was considered necessary as our risk profile has not changed. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable incurred losses in the portfolio as of June 30, 2004.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned, were $2,920,000 or 0.42% of total assets on June 30, 2004 compared to $3,235,000 or 0.46% on December 31, 2003.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $577,176,000 at June 30, 2004. Deposits have increased only 0.30% since year-end 2003. Deposit growth has been slow during the year as loan growth has been strong. The Bank has seen customer deposits leaving to enter the financial markets over the past six months as confidence in the various stock markets appears to be increasing.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $66,019,000 at June 30, 2004 compared to $66,447,000 at December 31, 2003 a decrease of $428,000 or 0.64%. In the first six months of 2004, the Corporation earned $4,030,000 and declared dividends of $2,381,000, a dividend payout ratio of 59.1% of net income. The decline was caused by the decline in the securities market value as previously mentioned in the securities section and discussed below.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. Interest rates in the first six months of 2004 have continued to be at historically low levels. This situation has caused a decrease in accumulated other comprehensive income, included in shareholders’ equity of $2,283,000 since December 31, 2003.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 13.21% at June 30, 2004 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 12.07% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2004 was 9.10%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 7 of the accompanying unaudited financial statements provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation’s current liquidity and interest rate position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2004:

Commitments to extend credit	$107,142
Standby letters of credit	9,657

$116,799

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,015,000 and $4,030,000 for the second quarter and first six months of 2004, respectively. The earnings per diluted share for the respective periods were $0.22 and $0.44. Net income was $2,284,000 and $4,292,000 for the second quarter and first six months of 2003, which equates to earnings per diluted share of $0.25 and $0.47, respectively. The return on assets and the return on equity for the six months of 2004 are 1.15% and 12.77%.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,045,000 in the second quarter, a decrease of 1.2% over the second quarter of 2003 and totaled $12,025,000 for the six months of 2004, a decrease of 2.4% compared to the prior year. Total interest income decreased during the quarter by $247,000 or 2.6% while interest expense decreased by $173,000 or 5.1% when compared to the second quarter of 2003. The decrease in interest income is a result of lower yields on earning assets caused by an overall decline in interest rates in the United States since June of 2001.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the second quarter of $300,000 compared to the second quarter of 2003 of $540,000 and $600,000 for the six months of 2004 compared to $1,080,000 in 2003. As part of the in-depth analysis as previously described, it has been determined that the credit risk of the Corporation is showing positive trends and therefore a lesser provision is required. In 2003, the commercial mix in the portfolio became the majority of our loans as opposed to our traditional concentration in home mortgages and thus management felt that a larger provision was required at that time. In addition, charge-off history has remained positive. Based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy, management’s analysis indicates that the allowance provision appears to be adequate.

OTHER INCOME

Other income decreased $257,000 (or 14.2%) and $146,000 (or 4.3%) in the second quarter and six months of 2004, respectively, when compared to the same periods in 2003. During 2004, income derived from the sale of mortgages was lower due to a rise in mortgage rates. This decrease was $271,000 or 82.6% over the first six months of 2003. Mitigating this decline was an increase in service charges on deposit accounts of $181,000 or 11.2% due to continued increases in the number of deposit accounts as well as a slight increase in fees.

OTHER EXPENSE

Other expense increased $249,000 or 5.7% during the second quarter of 2004 and $516,000 or 5.8% in the six months of 2004 when compared to the same periods in 2003. The increase is primarily due to increasing salary and benefits expense which increased 5.0% over the prior year. Our increasing personnel costs are a result of adding employees with the opening of our loan production office in the fourth quarter of 2004. In addition, occupancy expenses have increased 8% over the prior year as a result of several ongoing projects.

RETURN ON ASSETS

For the six months ended June 30, 2004, the Corporation’s return on average assets (“ROA”) totaled 1.15% compared to 1.27% recorded in 2003.

RETURN ON EQUITY

The Corporation’s return on average shareholder’s equity (“ROE”) in the first six months was 12.77% compared to 14.67% for 2003.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $660,000 in the second quarter of 2004 as compared to $731,000 in the second quarter of 2003 resulting in an effective tax rate of 24.7%and 24.2%, respectively. For the six-month period comparisons the effective tax rate was 23.1% in 2004 versus 24.9% in 2003.

FUTURE OUTLOOK

With interest rates still at historically low levels, the Corporation is experiencing pressure on earnings resulting from a lower net interest margin when compared to 2003. Net interest income could show little growth in the remainder of the year even if interest rates continue a measured gradual increase during the last two quarters of 2004. Management continues to focus on growth from increased market share utilizing checking accounts and home equity lending as core banking services augmented by the sale of other income producing products and services. The Bank has introduced wealth management services to its product mix and their sale should generate additional non-interest income over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market.

Loan demand was strong during the first six months. Management expects loan growth for the year to slow to a rate between 5 and 8 percent. The Corporation’s loan to deposit ratio has increased to 81.66% at the end of the second quarter compared to 78.63% at year-end 2003 and 74.28% at June 30, 2003. Deposit growth has been minimal during the first and second quarters and is expected to be flat throughout the remainder of 2004.

During the first two quarters of 2004, consumer loan charge-offs continued to comprise the majority of the Corporation’s recent charge-offs. In the first six months, total net charge-offs were $375,000 of which consumer net charge-offs totaled $246,000. The collection efforts in the bank have been increased to begin addressing problem consumer loans prior to the loans going past due 90 days. With this effort, more rapid repossession of collateral can occur. As the Corporation’s loan mix has changed to a more commercial portfolio, the credit review focus has increased. Procedures have been established to monitor our larger borrowers to more closely track any potential charge-offs. In this way, management believes problem situations can be addressed more timely thus reducing any negative impacts.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2004, the Corporation’s efficiency ratio was 57.20% compared to 52.56% for the same period last year. The increase is caused in a large part to the reduction in net interest income without a corresponding decrease in expenses.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2004.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan and lease losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 5 (Allowance for Loan and Lease Losses), and Note 6 (Secondary Mortgage Market Activities), of the 2003 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan and lease losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2003.

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

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/04 to 4/30/04	28	17.36	—	—
5/1/04 to 5/31/04	89	17.59	—	—
6/1/04 to 6/30/04	18,332	$13.51	18,000	432,000

Total	18,449	$13.54	18,000	432,000

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

CNB Financial Corporation held its Annual Meeting of Shareholders on April 20, 2004, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

Election of Directors

	Dennis L. Merrey	William R. Owens	Deborah Dick Pontzer
For	6,990,170	6,769,270	6,982,810
Against or Withheld	181,510	402,410	188,870

The total shares voted at the annual meeting were 7,171,680.

The following directors’ terms of office as director continued after the meeting:

Robert E. Brown, William F. Falger, James J. Leitzinger, James P. Moore, Robert C. Penoyer, Jeffrey S. Powell, James B. Ryan, and Peter F. Smith

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K –

A Form 8-K was filed on April 15, 2004 announcing a two and a half for one stock split for all shares owned and recorded on April 21, 2004

A Form 8-K was filed on April 21, 2004 announcing the annual meeting of CNB Financial Corporation Shareholders on April 20, 2004.

A Form 8-K was filed on May 13, 2004 announcing the declaration of a 13 cent per share dividend (split-adjusted) payable on June 15, 2004 to shareholders of record on June 4, 2004.

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	CFO Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE: August 5, 2004	/s/ WILLIAM F. FALGER
William F. Falger President and Director (Principal Executive Officer)

DATE: August 5, 2004	/s/ JOSEPH B. BOWER, JR.
Joseph B. Bower, Jr. Treasurer (Principal Financial Officer) (Principal Accounting Officer)