Form 10-Q
period 2004-09-30
CNB FINANCIAL CORP/PA
filed 2004-11-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the issuer’s common stock as of October 28, 2004:

COMMON STOCK: $1.00 PAR VALUE 9,100,446 SHARES

INDEX

Sequential Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets - September 30, 2004 and December 31, 2003

PAGE 4.	Consolidated Statements of Income - Quarter ending September 30, 2004 and 2003

PAGE 5.	Consolidated Statements of Income - Nine months ending September 30, 2004 and 2003

PAGE 6.	Consolidated Statements of Comprehensive Income for the quarter and nine months ending September 30, 2004 and 2003

PAGE 7.	Consolidated Statements of Cash Flows - Nine months ending September 30, 2004 and 2003

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 16.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 – Controls and Procedures

PAGE 16.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 18.	ITEM 1 Legal Proceedings

PAGE 18.	ITEM 2 Changes in Securities and Use of Proceeds

PAGE 18.	ITEM 3 Defaults Upon Senior Securities

PAGE 18.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 18.	ITEM 5 Other Information

PAGE 18.	ITEM 6 Exhibits and Reports on Form 8-K

PAGE 19.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited)
	Sept. 30, 2004	Dec. 31, 2003
ASSETS
Cash and due from banks	$14,939	$15,239
Interest bearing deposits with other financial institutions	7,196	5,742

Total cash and cash equivalents	22,135	20,981
Securities available for sale	153,523	175,903
Loans held for sale	2,596	3,099
Loans and leases	486,295	458,660
Less: unearned discount	158	411
Less: allowance for loan losses	6,003	5,764

NET LOANS	480,134	452,485
FHLB and Federal Reserve Stock	5,174	5,032
Premises and equipment, net	13,500	12,934
Bank owned life insurance	13,058	12,682
Accrued interest receivable and other assets	7,195	6,388
Mortgage servicing rights	368	481
Goodwill	10,821	10,821
Intangible, net	709	946

TOTAL ASSETS	$709,213	$701,752

LIABILITIES
Deposits:
Non-interest bearing deposits	$73,653	$63,297
Interest bearing deposits	508,540	512,141

TOTAL DEPOSITS	582,193	575,438
Short-term borrowings	2,000	1,313
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	7,177	8,244
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	641,680	635,305

SHAREHOLDERS’ EQUITY
Common stock $1.00 par value Authorized 10,000,000 shares, Issued 9,233,750 shares for September 2004 and 3,693,500 shares for December 2003	9,234	3,694
Additional paid in capital	4,289	4,123
Retained earnings	53,736	56,787
Treasury stock, at cost (136,341 shares for September 2004, and 93,974 for December 2003)	(2,021)	(1,309)
Accumulated other comprehensive income	2,295	3,152

TOTAL SHAREHOLDERS’ EQUITY	67,533	66,447

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$709,213	$701,752

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,774	$7,623
Deposits with other financial institutions	39	13
Federal funds sold	4	60
Securities:
Taxable	806	976
Tax-exempt	485	530
Dividends	209	94

TOTAL INTEREST AND DIVIDEND INCOME	9,317	9,296

INTEREST EXPENSE
Deposits	2,596	2,733
Borrowed funds	655	637

TOTAL INTEREST EXPENSE	3,251	3,370

Net interest income	6,066	5,926
Provision for loan losses	200	200

NET INTEREST INCOME AFTER PROVISION	5,866	5,726

OTHER INCOME
Trust & asset management fees	232	275
Service charges on deposit accounts	1,006	927
Other service charges and fees	115	120
Securities gains	152	16
Gains on sale of loans	46	172
Bank owned life insurance earnings	125	138
Other	41	248

TOTAL OTHER INCOME	1,717	1,896

OTHER EXPENSES
Salaries	1,739	1,714
Employee benefits	795	652
Net occupancy expense of premises	629	562
Amortization of intangibles	125	135
Other	1,673	1,451

TOTAL OTHER EXPENSES	4,961	4,514

Income before income taxes	2,622	3,108
Applicable income taxes	590	728

NET INCOME	$2,032	$2,380

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.22	$0.26
Net income, diluted	$0.22	$0.26
DIVIDENDS PER SHARE
Cash dividends per share	$0.13	$0.12

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$22,983	$22,865
Deposits with other financial institutions	64	32
Federal funds sold	29	147
Securities:
Taxable	2,838	3,406
Tax-exempt	1,530	1,643
Dividends	378	310

TOTAL INTEREST AND DIVIDEND INCOME	27,822	28,403

INTEREST EXPENSE
Deposits	7,809	8,269
Borrowed funds	1,920	1,888

TOTAL INTEREST EXPENSE	9,729	10,157

Net interest income	18,093	18,246
Provision for loan losses	800	1,280

NET INTEREST INCOME AFTER PROVISION	17,293	16,966

OTHER INCOME
Trust & asset management fees	698	719
Service charges on deposit accounts	2,804	2,543
Other service charges and fees	352	408
Securities gains	316	167
Gains on sale of loans	103	500
Bank owned life insurance earnings	376	351
Other	332	616

TOTAL OTHER INCOME	4,981	5,304

OTHER EXPENSES
Salaries	5,201	5,064
Employee benefits	2,200	1,961
Net occupancy expense of premises	1,941	1,776
Amortization of intangibles	381	385
Other	4,687	4,258

TOTAL OTHER EXPENSES	14,410	13,444

Income before income taxes	7,864	8,826
Applicable income taxes	1,801	2,154

NET INCOME	$6,063	$6,672

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.66	$0.73
Net income, diluted	$0.66	$0.73
DIVIDENDS PER SHARE
Cash dividends per share	$0.39	$0.34

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$2,032	$2,380	$6,063	$6,672

Other comprehensive income, net of tax Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period	1,327	(1,724)	(1,062)	(740)
Reclassified adjustment for accumulated gains included in net income, net of tax	99	10	205	109

Other comprehensive income (loss)	1,426	(1,714)	(857)	(631)

Comprehensive income	$3,458	$666	$5,206	$6,041

CONSOLIDATED STATEMENTS OF CASHFLOWS

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net Income	$6,063	$6,672
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	800	1,280
Depreciation and amortization	1,315	1,228
Amortization and accretion and deferred loan fees	38	412
Deferred taxes	(127)	(121)
Security gains	(316)	(167)
Gain on sale of loans	(103)	(500)
Net gains on dispositions of acquired property	(31)	(26)
Proceeds from sale of loans	7,613	15,620
Origination of loans for sale	(7,007)	(15,359)
Increase in bank owned life insurance	(376)	(350)
Changes in:
Interest receivable and other assets	(1,146)	(789)
Interest payable and other liabilities	(553)	(573)

Net cash provided by operating activities	6,170	7,327
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	33,842	59,834
Proceeds from sales of securities available for sale	6,262	2,467
Purchase of securities available for sale	(19,172)	(51,030)
Loan origination and payments, net	(27,967)	(26,531)
(Purchase) sale of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	(142)	327
Purchase of bank owned life insurance	—	(6,000)
Net, purchase of premises and equipment	(1,500)	(1,616)
Proceeds from the sale of foreclosed assets	339	292

Net cash used in investing activities	(8,338)	(22,257)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	4,715	4,334
Certificates of deposit	2,040	19,808
Treasury stock purchased	(1,226)	(1,008)
Proceeds from sale of treasury stock	680	902
Cash dividends paid	(3,574)	(3,156)
Net advances from short-term borrowings	687	(431)

Net cash provided by financing activities	3,322	20,449

Net increase in cash and cash equivalents	1,154	5,519
Cash and cash equivalents at beginning of year	20,981	22,527

Cash and cash equivalents at end of period	$22,135	$28,046

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,401	$9,849
Income Taxes	$1,832	$2,830
Supplemental non cash disclosures:
Loans transferred to other real estate owned	$825	$338

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarter and nine month periods ended September 30, 2004 and 2003 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine-month periods ended September 30, 2004 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2003.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 625,000 shares of common stock in the form of nonqualified options. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the third quarter of 2004 or 2003.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three and nine month periods ended September 30, 2004, 56,250 weighted average shares under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. There were no anti-dilutive shares for the three and nine month periods ended September 30, 2003. Earnings per share calculations for all prior periods presented were restated to reflect a 2 1/2 for 1 stock split for shares owned and recorded on April 21, 2004.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$2,032	$2,380	$6,063	$6,672

Weighted-average common shares outstanding (basic)	9,098	9,128	9,139	9,107
Effect of stock options	45	86	58	77

Weighted-average common shares outstanding (diluted)	9,143	9,214	9,197	9,184

Earnings per share:
Basic	$0.22	$0.26	$0.66	$0.73
Diluted	0.22	0.26	0.66	0.73

RECENT ACCOUNTING PRONOUNCEMENTS

EITF 03-01, Other-Than-Temporary Impairment

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. Management of the Corporation is currently evaluating the impact of adopting EITF 03-01 in anticipation of the implementation date.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	Nine Month Periods Ended
	September 30, 2004			September 30, 2003
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$2,990	2.85%	$64	$1,865	2.29%	$32
Federal funds sold and securities purchased under agreements to resell	2,524	1.53%	29	17,506	1.12%	147
Investment Securities:
Taxable	108,964	3.47%	2,838	117,324	3.87%	3,406
Tax-Exempt (1)	42,381	6.90%	2,192	45,621	6.88%	2,354
Equity Investments (1)	14,127	4.64%	492	13,432	3.89%	392

Total Investments	170,986	4.38%	5,615	195,748	4.31%	6,331
Loans
Commercial (1)	179,940	6.07%	8,187	142,101	6.31%	6,725
Mortgage (1)	262,353	6.61%	13,011	244,836	7.42%	13,617
Installment	30,572	8.58%	1,968	35,092	8.59%	2,260
Leasing	4,129	6.78%	210	9,718	6.94%	506

Total loans (2)	476,994	6.53%	23,376	431,747	7.14%	23,108

Total earning assets	647,980	5.97%	28,991	627,495	6.26%	29,439
Non Interest Bearing Assets
Cash & Due From Banks	14,197		—	14,805		—
Premises & Equipment	12,962		—	12,798		—
Other Assets	39,449		—	39,860		—
Allowance for Possible Loan Losses	(5,936)		—	(5,549)		—

Total Non-interest earning assets	60,672	—	—	61,914	—	—

Total Assets	$708,652		$28,991	$689,409		$29,439

Liabilities and Shareholders’ Equity Interest-Bearing Deposits
Demand - interest-bearing	$126,753	0.28%	$266	$129,464	0.49%	$473
Savings	77,150	0.62%	358	77,592	0.98%	572
Time	308,832	3.10%	7,184	298,732	3.22%	7,224

Total interest-bearing deposits	512,735	2.03%	7,808	505,788	2.18%	8,269
Short-term borrowings	4,376	0.79%	26	1,556	0.69%	8
Long-term borrowings	40,000	5.10%	1,531	40,000	5.15%	1,545
Trust Preferred Securities	10,000	4.85%	364	10,000	4.47%	335

Total interest-bearing liabilities	567,111	2.29%	9,729	557,344	2.43%	10,157
Demand - non-interest-bearing	67,958		—	59,073	—	—
Other liabilities	6,257		—	8,560	—	—

Total Liabilities	641,326		9,729	624,977		10,157
Shareholders’ equity	67,326		—	64,432	—	—

Total Liabilities and Shareholders’ Equity	$708,652		9,729	$689,409		10,157

Interest income/earning assets		5.97%	28,991		6.26%	29,439
Interest expense/interest bearing liabilities		2.29%	9,729		2.43%	10,157

Net Interest Spread		3.68%	$19,262		3.83%	$19,282

Interest Income/Interest Earning Assets		5.97%	$28,991		6.26%	$29,439
Interest expense/Interest Earning Assets		2.00%	9,729		2.16%	10,157

Net Interest Margin		3.97%	$19,262		4.10%	$19,282

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $22,135,000 at September 30, 2004 compared to $20,981,000 on December 31, 2003. This increase resulted from recent scheduled pay-offs of several large commercial loans.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities decreased approximately $22,380,000 or 12.7% since December 31, 2003. The decrease resulted primarily from payments of principal received from our mortgage-backed securities without reinvesting back into the market. Also, the market value of the portfolio has declined $1,245,000 since year end due mainly to an increase in short and intermediate interest rates. The Corporation has been reinvesting the proceeds mainly in the loan portfolio.

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

LOANS

The Corporation’s lending consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. The Corporation’s loan demand was strong during the first nine months of 2004. At September 30, 2004, the Corporation had $486,137,000 in loans and leases outstanding, net of unearned discount, up $27,888,000 (or 6.1%) since December 31, 2003. The increase was caused by demand in commercial loans including mortgages. While we remain dedicated to the success of commercial lending, as we see this as our competitive advantage, a more aggressive marketing approach has been adopted toward secured consumer loans mainly in the form of home equity loans and lines of credit. This strategy is part of an overall initiative to increase our market share of consumer customers in loans and deposits. The Corporation has continued to use direct marketing to aggressively grow relationships within our market.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established by provisions for losses in the loan and lease portfolio. These provisions are charged against current income. Loans deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)	Periods Ending
	Sept 30, 2004	Dec. 31, 2003	Sept 30, 2003
Balance at beginning of Period	$5,764	$5,036	$5,036
Charge-offs:
Commercial and financial	29	19	4
Commercial mortgages	201	174	69
Residential mortgages	94	109	44
Installment	296	511	400
Lease receivables	16	111	101

	636	924	618
Recoveries:
Commercial and financial	—	1	—
Commercial mortgages	13	2	—
Residential mortgages	19	—	2
Installment	40	80	63
Lease receivables	3	34	20

	75	117	85

Net charge-offs:	(561)	(807)	(533)
Provision for loan losses	800	1,535	1,280

Balance at end-of-period	$6,003	$5,764	$5,783

Loans, net of unearned	$486,137	$458,249	$446,845
Allowance to net loans	1.23%	1.26%	1.29%
Net charge-offs to average loans	0.12%	0.18%	0.12%

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

The allowance coverage of net loans has declined over the past twelve months. Through the analysis methodology detailed above, a decrease in coverage was considered appropriate as our risk profile has been improving. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable incurred losses in the portfolio as of September 30, 2004.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned, were $4,952,000 or 0.70% of total assets on September 30, 2004 compared to $3,235,000 or 0.46% on December 31, 2003. The increase was caused by one large loan in nonaccrual due to bankruptcy. The bankruptcy court has approved a purchaser for the property and the sale should occur during the fourth quarter. Without this loan, the ratio at September 30, 2004 would have been approximately 0.43%.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $582,193,000 at September 30, 2004. Deposits have increased only 1.20% since year-end 2003. Deposit growth has been slow during the year as loan growth has been strong. However, the change in the mix of deposits has been positive as the non-interest bearing deposits have grown 16.4%.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $67,533,000 at September 30, 2004 compared to $66,447,000 at December 31, 2003, an increase of $1,086,000 or 1.63%. In the first nine months of 2004, the Corporation earned $6,063,000 and declared dividends of $3,574,000, a dividend payout ratio of 58.9% of net income. This growth was offset by a decline in the securities market value as previously mentioned in the securities section and discussed below as well as an increase of $712,000 in Treasury stock.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. Interest rates in the first nine months of 2004 have begun to rise. This situation has caused a decrease in accumulated other comprehensive income, included in shareholders’ equity of $857,000 since December 31, 2003.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.97% at September 30, 2004 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.85% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2004 was 9.13%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2004:

Commitments to extend credit	$110,220
Standby letters of credit	9,258

$119,478

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,032,000 and $6,063,000 for the third quarter and first nine months of 2004, respectively. The earnings per diluted share for the respective periods were $0.22 and $0.66. Net income was $2,380,000 and $6,672,000 for the third quarter and first nine months of 2003, which equates to earnings per diluted share of $0.26 and $0.73, respectively. Although a compression of the margin has contributed to a decreased net income between 2003 and 2004, the primary reason for the decrease in net income is an increase in Other Expense as discussed later in this analysis. The return on assets and the return on equity for the nine months of 2004 are 1.15% and 12.57%.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,066,000 in the third quarter, an increase of 2.4% over the third quarter of 2003 and totaled $18,093,000 for the nine months of 2004, a decrease of 0.8% compared to the prior year. Total interest income increased by $26,000 or 0.3% while interest expense decreased by $114,000 or 3.4% when compared to the third quarter of 2003. The resulting modest increase in net interest income as compared to the third quarter of 2003 is primarily the result of the growth of the Corporation’s earning assets which mitigates a slightly lower yield due to decreased rates as compared to the third quarter of 2003. See page 10 for a yield comparison between periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the third quarter of $200,000 in both 2003 and 2004 and $800,000 for the nine months of 2004 compared to $1,280,000 in 2003. As part of the in-depth analysis as previously described, it has been determined that the credit risk of the Corporation is showing positive trends and therefore a lesser provision is required. In 2003, the commercial mix in the portfolio became the majority of our loans as opposed to our traditional concentration in home mortgages and thus management felt that a larger provision was required at that time. In addition, charge-off history has remained positive. Based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy, management’s analysis indicates that the allowance provision appears to be adequate.

OTHER INCOME

Other income decreased $179,000 (or 9.4%) and $323,000 (or 6.1%) in the third quarter and nine months of 2004, respectively, when compared to the same periods in 2003. During 2004, income derived from the sale of mortgages was lower due to a rise in mortgage rates. This decrease was $397,000 or 79.4.% over the first nine months of 2003. Mitigating this decline was an increase in service charges on deposit accounts of $261,000 or 10.3% due to continued increases in the number of deposit accounts as well as a slight increase in the amount of fee charged per occurrence.

OTHER EXPENSE

Other expense increased $447,000 or 9.9% during the third quarter of 2004 and $966,000 or 7.2% in the nine months of 2004 when compared to the same periods in 2003. The increase is primarily due to increasing salary and benefits expense which increased 5.4% over the prior year. Our increasing personnel costs are a result of adding employees with the opening of our loan production office in the fourth quarter of 2003. In addition, occupancy expenses have increased 9.3% over the prior year as a result of several ongoing projects. Finally, legal expenses are up $132,000 over the prior year as we have filed suit as plaintiff against another corporation for trademark infringement.

RETURN ON ASSETS

For the nine months ended September 30, 2004, the Corporation’s return on average assets (“ROA”) totaled 1.15% compared to 1.30% recorded in 2003.

RETURN ON EQUITY

The Corporation’s return on average shareholder’s equity (“ROE”) in the first nine months was 12.57% compared to 14.81% for 2003.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $590,000 in the third quarter of 2004 as compared to $728,000 in the third quarter of 2003 resulting in an effective tax rate of 22.5%and 23.4%, respectively. For the nine month period comparisons the effective tax rate was 22.9% in 2004 versus 24.4% in 2003.

FUTURE OUTLOOK

With interest rates still at historically low levels, the Corporation is experiencing pressure on earnings resulting from a lower net interest margin when compared to 2003. Net interest income could show little growth in the remainder of the year even if interest rates continue a gradual increase during the last quarter of 2004. Management continues to focus on growth from increased market share utilizing checking accounts and home equity lending as core banking services augmented by the sale of other income producing products and services. The Bank has introduced wealth management services to its product mix and their sale will generate additional non-interest income over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market.

Loan demand was strong to moderate during the first nine months. Management expects loan levels at December 31,2004 to be approximately the same as the end of the third quarter due to scheduled payoffs of several large commercial loans combined with moderate new loan activity. The Corporation’s loan to deposit ratio has increased to 82.47% at the end of the third quarter compared to 78.63% at year-end 2003 and 77.48% at September 30, 2003. Deposit growth has been minimal during the first three quarters and is expected to be flat throughout the remainder of 2004.

During the first three quarters of 2004, consumer loan charge-offs continued to comprise the majority of the Corporation’s recent charge-offs. In the first nine months, total net charge-offs were $561,000 of which consumer net charge-offs totaled $344,000. The collection efforts in the bank attempt to address problem consumer loans prior to the loans going past due 90 days. With this effort, more rapid repossession of collateral can occur. As the Corporation’s loan mix has changed to a more commercial portfolio, the credit review focus has increased. Procedures have been established to monitor our larger borrowers to more closely track any potential charge-offs. In this way, management believes problem situations can be addressed more timely thus reducing any negative impacts.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2004, the Corporation’s efficiency ratio was 57.89% compared to 52.72% for the same period last year. The increase is caused in a large part to the reduction in net interest income without a corresponding decrease in expenses.

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

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive

Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Sarbanes-Oxley Act Section 404

In July of 2002, the Sarbanes-Oxley Act of 2002 was signed into law. Section 404 of the Act (SOX 404), and related rules of the SEC, require management of public companies to report on the effectiveness of the company’s internal control over financial reporting as of the end of each fiscal year, including disclosure of any material weaknesses in the company’s internal control over financial reporting that have been identified by management. In addition, SOX 404 requires the company’s independent auditors to attest to and report on management’s annual assessment of the company’s internal control over financial reporting. The Corporation is required to comply with SOX 404 as of its year ended December 31, 2004. As part of its SOX 404 compliance program, the Corporation has established a SOX 404 Steering Committee which is comprised of management from various functional areas of the organization and has been tasked with spearheading the Corporation’s SOX 404 process. The Steering Committee, and other project team members, have been and are currently in the process of documenting, testing and assessing the Corporation’s systems of internal control over financial reporting, as required under SOX 404 and PCAOB Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With An Audit of Financial Statements” (Standard No. 2), which was adopted in June 2004 to provide the basis for management’s report on the effectiveness of our internal controls over financial reporting as of December 31, 2004.

During our assessment and testing phases which will be ongoing through December 31, 2004, we could identify deficiencies in our internal controls over financial reporting that would fall into one of three categories:

•	an internal control deficiency exists when the design or the operation of a control does not allow management or employees, in the normal course of performing their functions, to prevent or detect misstatements on a timely basis;

•	a significant deficiency exists when an internal controls deficiency or a combination of internal control deficiencies adversely affects our ability to initiate, authorize, record, process or report financial data in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected;

•	a material weakness exists when a significant deficiency or a combination of significant deficiencies results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on our assessment, the two possible outcomes as of our reporting date are as follows:

•	management could conclude that our internal controls over financial reporting were designed and operating effectively, or

•	management could conclude that our internal controls over financial reporting were not properly designed or did not operate effectively.

As of September 30 2004, the Steering Committee and project team believe they have performed control assessments on all significant areas of the Corporation’s internal control over financial reporting. At this stage, management has not identified any areas or systems where we believe there will be pervasive control deficiencies or deficiencies which cannot be remediated prior to our reporting date of December 31, 2004.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/04 to 7/31/04	61,000	$13.50	61,000	371,000
8/1/04 to 8/31/04	8,400	$13.48	8,400	362,600
9/1/04 to 9/30/04	764	$14.07	—	362,600

Total	70,164	$13.50	69,400

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K –

A Form 8-K was filed on July 28, 2004 announcing the retirement of board director Robert C. Penoyer effective August 7, 2004

A Form 8-K was filed on August 10, 2004 announcing the appointment of Michael F. Lezzer as a board director effective August 12, 2004.

A Form 8-K was filed on August 10, 2004 announcing the declaration of a 13 cent per share dividend payable on September 15, 2004 to shareholders of record on September 3, 2004.

A From 8-K was filed on October 21, 2004 announcing reported earnings for the quarter ended September 30, 2004 and for the nine months ended September 30, 2004.

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 4, 2004	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: November 4, 2004	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)