Form 10-K
period 2004-12-31
CNB FINANCIAL CORP/PA
filed 2005-03-15
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004.

Common Stock, $1.00 Par Value - $122,016,742

The number of shares outstanding of the registrant’s common stock as of March 10, 2005:

Common Stock, $1.00 Par Value - 9,129,522 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders’ Report for the year ended December 31, 2004 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

Portions of the proxy statement for the annual shareholders’ meeting on April 19, 2005 are incorporated by reference into Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

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

COUNTY NATIONAL BANK

The Bank is a nationally chartered banking institution incorporated in 1934. The Bank’s Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania. The primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean, Cambria and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. The approximate population of the general trade area is 150,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

In addition to the Main Office, the Bank has 18 full-service branch offices, 1 limited service branch facility, and 2 loan production offices located in various communities in its market area

The Bank is a full-service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, and time deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services. Its Trust division offers a full range of client services.

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

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
WILLIAM F. FALGER	57	PRESIDENT AND CHIEF EXECUTIVE OFFICER,
		CNB FINANCIAL CORPORATION, SINCE 1/1/01;

		PRESIDENT AND CHIEF EXECUTIVE OFFICER,
		COUNTY NATIONAL BANK, SINCE 1/01/93.

JOSEPH B. BOWER, JR.	41	SECRETARY, SINCE 12/31/03 &
		TREASURER, CNB FINANCIAL
		CORPORATION, SINCE 11/18/97
		EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER, SINCE 12/31/03 AND PREVIOUSLY
		CHIEF FINANCIAL OFFICER,
		COUNTY NATIONAL BANK, SINCE 11/10/97

MARK D. BREAKEY	46	SENIOR VICE PRESIDENT AND
		CREDIT RISK MANAGER,
		COUNTY NATIONAL BANK, SINCE 5/95

DONALD E. SHAWLEY	49	SENIOR VICE PRESIDENT,
		COUNTY NATIONAL BANK, SINCE 9/29/98.
		TRUST OFFICER SINCE 11/1/85.

RICHARD L. SLOPPY	54	SENIOR VICE PRESIDENT AND
		SENIOR LOAN OFFICER,
		COUNTY NATIONAL BANK, SINCE 1/1/04

Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

The Corporation has no employees who are not employees of County National Bank. As of December 31, 2004, the Bank had a total of 242 employees of which 192 were full time and 50 were part time.

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2004			December 31, 2003			December 31, 2002
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$3,484	3.36%	$117	$1,818	2.42%	$44	$1,733	4.85%	$84
Federal funds sold and securities purchased under agreements to resell	6,246	1.92%	120	13,395	1.34%	180	14,034	1.90%	267
Securities:
Taxable	108,437	3.45%	3,746	117,018	3.81%	4,457	125,461	5.19%	6,507
Tax-Exempt (1)	41,508	6.94%	2,881	45,297	6.90%	3,125	44,104	6.87%	3,030
Equity Securities (1)	14,027	3.95%	554	13,576	3.73%	507	12,700	3.53%	448

Total Securities	173,702	4.27%	7,418	191,104	4.35%	8,313	198,032	5.22%	10,336

Loans
Commercial (1)	180,422	6.19%	11,163	147,719	6.19%	9,141	107,821	6.67%	7,194
Mortgage (1)	263,083	6.65%	17,495	247,365	7.25%	17,927	241,757	7.86%	19,011
Installment	30,178	8.70%	2,626	34,496	8.64%	2,981	37,608	8.14%	3,063
Leasing	3,669	6.70%	246	8,955	6.91%	619	16,246	7.03%	1,142

Total Loans (2)	477,352	6.61%	31,530	438,535	6.99%	30,668	403,432	7.54%	30,410
Total earning assets	651,054	5.98%	38,948	629,639	6.19%	38,981	601,464	6.77%	40,746

Non Interest Bearing Assets
Cash & Due From Banks	14,268			15,130			13,508
Premises & Equipment	13,124			12,723			12,213
Other Assets	39,311			39,458			19,867
Allowance for Loan Losses	(5,904)			(5,627)			(4,422)

Total Non Interest Earning Assets	60,799			61,684			41,166

Total Assets	$711,853		$38,948	$691,323		$38,981	$642,630		$40,746

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$127,272	0.29%	$373	$127,965	0.44%	$563	$132,288	0.85%	$1,126
Savings	76,440	0.62%	473	77,578	0.90%	696	77,851	1.53%	1,192
Time	311,227	3.12%	9,705	301,254	3.19%	9,623	265,112	3.99%	10,590

Total interest-bearing deposits	514,939	2.05%	10,551	506,797	2.15%	10,882	475,251	2.72%	12,908
Short-term borrowings	3,739	0.88%	33	1,654	0.67%	11	1,915	2.09%	40
Long-term borrowings	40,000	5.10%	2,041	40,000	5.09%	2,036	38,740	5.10%	1,976
Subordinated debentures	10,000	5.03%	503	10,000	4.71%	471	5,833		277

Total interest-bearing liabilities	568,678	2.31%	13,128	558,451	2.40%	13,400	521,739	2.91%	15,201
Demand - non-interest-bearing	68,986			60,124			56,321
Other liabilities	6,576			8,230			8,121

Total Liabilities	644,240		13,128	626,805		13,400	586,181		15,201
Shareholders’ Equity	67,613			64,518			56,449

Total Liabilities and Shareholders’ Equity	$711,853		$13,128	$691,323		$13,400	$642,630		$15,201

Interest Income/Earning Assets		5.98%	$38,948		6.19%	$38,981		6.77%	$40,746
Interest Expense/Interest Bearing Liabilities		2.31%	13,128		2.40%	13,400		2.91%	15,201

Net Interest Spread		3.67%	$25,820		3.79%	$25,581		3.86%	$25,545

Interest Income/Interest Earning Assets		5.98%	$38,948		6.19%	$38,981		6.77%	$40,746
Interest Expense/Interest Earning Assets		2.02%	13,128		2.13%	13,400		2.53%	15,201

Net Interest Margin		3.97%	$25,820		4.06%	$25,581		4.25%	$25,545

(1)	The amounts are reflected on a fully tax equivalent basis using the federal statutory rate of 35% in 2004 and 2003 and 34% in 2002, adjusted for certain tax preferences.
(2)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Net Interest Income

Rate-Volume Variance

(Dollars in thousands)

	For Twelve Months Ended December 31,			For Twelve Months Ended December 31,
	2004 over (under) 2003 Due to Change In			2003 over (under) 2002 Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Assets
Interest-Bearing Deposits with Banks	$40	$33	$73	$4	$(44)	$(40)
Federal Funds Sold and securities purchased under agreements to resell	(96)	36	(60)	(12)	(75)	(87)
Securities:
Taxable	(327)	(384)	(711)	(438)	(1,612)	(2,050)
Tax-Exempt	(261)	17	(244)	82	13	95
Equity Securities	17	30	47	31	28	59

Total Securities	(627)	(268)	(895)	(333)	(1,690)	(2,023)
Loans
Commercial	2,024	(2)	2,022	2,662	(715)	1,947
Mortgage	1,139	(1,571)	(432)	441	(1,525)	(1,084)
Installment	(373)	18	(355)	(253)	171	(82)
Leasing	(365)	(8)	(373)	(513)	(10)	(523)

Total Loans	2,425	(1,563)	862	2,337	(2,079)	258

Total Earning Assets	$1,798	$(1,831)	$(33)	$2,004	$(3,769)	$(1,765)

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - Interest-Bearing	$(3)	$(187)	$(190)	$(37)	$(526)	$(563)
Savings	(10)	(213)	(223)	(4)	(492)	(496)
Time	319	(237)	82	1,444	(2,411)	(967)

Total Interest-Bearing Deposits	306	(637)	(331)	1,403	(3,429)	(2,026)
Short-Term Borrowings	14	8	22	(5)	(24)	(29)
Long-Term Borrowings	0	5	5	64	(4)	60
Subordinated debentures	0	32	32	198	(4)	194

Total Interest-Bearing Liabilities	$320	$(592)	$(272)	$1,660	$(3,461)	$(1,801)

Change in Net Interest Income	$1,478	$(1,239)	$239	$344	$(308)	$36

1.	The change in interest due to both volume and rate had been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	Included in interest income is $1,992, $1,878 and $1,621 of fees for the years ending 2004, 2003 and 2002, respectively.
3.	Income on restructured loans accounted for under SFAS Nos. 114 & 118 are included in interest earning assets.

Investment Portfolio

(Dollars In Thousands)

	December 31, 2004				December 31, 2003				December 31, 2002
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale:
U.S. Treasury	$13,096	$—	$85	$13,011	$13,282	$62	$6	$13,338	$10,169	$145	$—	$10,314
U.S. Government agencies and corporations	30,563	—	303	$30,260	30,312	162	35	$30,439	26,109	431	8	26,532
Obligations of States and Political Subdivisions	41,712	2,567	—	$44,279	45,401	3,294	—	$48,695	47,322	2,520	105	49,737
Other Debt Securities	66,893	1,799	147	$68,545	73,171	2,384	279	$75,276	87,441	2,950	500	89,891
Marketable Equity Securities	7,811	665	369	$8,107	8,962	558	1,365	$8,155	8,680	280	409	8,551

	$160,075	$5,031	$904	$164,202	$171,128	$6,460	$1,685	$175,903	$179,721	$6,326	$1,022	$185,025

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2004

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligation and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale:
U.S. Treasury	$7,049	1.73%	$5,962	2.32%	$—		$—		$—
U.S. Government agencies and corporations	14,970	2.02%	14,802	2.42%	488	3.76%	—		—
Obligations of States and Political Subdivisions	1,329	7.11%	7,432	6.58%	8,952	7.01%	26,566	7.04%	—
Other Debt Securities	—	0.00%	6,333	6.13%	9,184	7.34%	12,348	3.61%	40,680	3.91%

TOTAL	$23,348	2.22%	$34,529	3.98%	$18,624	7.09%	$38,914	5.74%	$40,680	3.91%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 34%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental agencies.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2004	2003	2002	2001	2000
Commercial, Financial and Agricultural	$187,261	$168,794	$130,121	$98,745	$79,229
Residential Mortgage	149,621	141,720	143,569	154,115	160,523
Commercial Mortgage	115,566	110,951	97,928	73,904	59,680
Installment	27,526	30,910	36,289	39,442	40,128
Lease Receivables	2,074	6,285	13,600	22,249	30,318

GROSS LOANS	482,048	458,660	421,507	388,455	369,878
Less: Unearned Income	111	411	1,143	2,282	3,722

TOTAL LOANS NET OF UNEARNED	$481,937	$458,249	$420,364	$386,173	$366,156

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2004
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, Financial and Agricultural
Loans With Predetermined Rate	$13,325	$44,411	$26,834	$84,570
Loans With Floating Rate	84,156	18,535	—	102,691

	$97,481	$62,946	$26,834	$187,261

C. RISK ELEMENTS

	2004	2003	2002	2001	2000
Loans on non-accrual basis	$1,683	$1,873	$1,830	$1,174	$652
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	177	1,076	1,106	432	1,136

	$1,860	$2,949	$2,936	$1,606	$1,788

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2004 was $99. Interest income which would have been recorded on these loans had they been on accrual status was $258.
2.	Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.
3.	At December 31, 2004 there was $12,495 in loans which are considered problem loans which were not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses

Years Ended December 31,	2004	2003	2002	2001	2000
Balance at beginning of Period	$5,764	$5,036	$4,095	$3,879	$3,890
Charge-Offs:

Commercial, Financial and Agricultural	51	19	152	38	144
Commercial Mortgages	226	174	82	162	3
Residential Mortgages	147	109	127	87	12
Installment	409	511	468	494	413
Overdraft Deposit Accounts	236	—	—	—	—
Leasing	30	111	235	234	395

	1,099	924	1,064	1,015	967
Recoveries:

Commercial, Financial and Agricultural	1	1	1	1	18
Commercial Mortgages	13	2	52	4	2
Residential Mortgages	20	—	—	8	—
Installment	56	80	87	83	95
Overdraft Deposit Accounts	21	—	—	—	—
Leasing	9	34	65	55	34

	120	117	205	151	149

Net Charge-Offs:	(979)	(807)	(859)	(864)	(818)

Provision for Loan Losses	800	1,535	1,800	1,080	807

Balance at End-of-Period	$5,585	$5,764	$5,036	$4,095	$3,879

Percentage of net charge-offs during the period to average loans outstanding	0.21%	0.18%	0.21%	0.23%	0.22%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2004		2003		2002		2001		2000
	% of Loans in each Category		% of Loans in each Category		% of Loans in each Category		% of Loans in each Category		% of Loans in each Category
Real Estate Mortgages	$2,400	55.01%	$2,042	55.09%	$1,428	57.29%	$1,026	58.70%	$811	59.54%
Installment	446	5.74%	497	6.74%	490	8.61%	519	10.15%	473	10.84%
Commercial, Financial and Agricultural	2,396	38.23%	2,472	36.80%	1,776	30.87%	1,066	25.42%	706	21.42%
Overdraft Deposit Accounts	308	0.61%	—		—		—		—
Leasing	20	0.41%	79	1.37%	178	3.23%	212	5.73%	221	8.20%
Unallocated	15	0.00%	674	0.00%	1,164	0.00%	1,272	0.00%	1,668	0.00%

TOTALS	$5,585	100.00%	$5,764	100.00%	$5,036	100.00%	$4,095	100.00%	$3,879	100.00%

1.	In determining the allocation of the allowance for possible credit losses, County National Bank considers economic trends, historical patterns and specific credit reviews.
2.	With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

The unallocated component of the allowance for loan losses has declined over the last several years as management has refined its methodology for monitoring and measuring credit risk. In 2004, additional individual loans were subject to specific review, resulting in an increase in specific allowance allocations. In addition, consideration of current economic risk factors were applied to individual pools of homogeneous pools of loans. In prior years, economic risk factors were applied to the portfolio of loans as a whole and were reflected as unallocated.

DEPOSITS

(Dollars In Thousands)

December 31,	2004		2003		2002
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand - Non Interest Bearing	$68,986		$60,124		$56,321
Demand - Interest Bearing	127,272	0.29%	127,965	0.44%	132,288	0.85%
Savings Deposits	76,440	0.62%	77,578	0.90%	77,851	1.53%
Time Deposits	311,227	3.12%	301,254	3.19%	265,112	3.99%

TOTAL	$583,925		$566,921		$531,572

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2004.

(Dollars In Thousands)

Maturing in:

Three months or less	$32,773
Greater than three months and through six months	7,010
Greater than six months and through twelve months	7,672
Greater than twelve months	45,610

$93,065

Key ratios for the Corporation for the years ended December 31, 2004 and 2003 appear in the Annual Shareholders’ Report for the year ended December 31, 2004 under the caption “Selected Financial Data” on pages 27 and 28 and are incorporated herein by reference. Short-term borrowings for the Corporation were less on average than 30% of the Corporation’s stockholders’ equity at December 31, 2004.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 19 full-service, 1 limited service office, and 2 loan production offices. Of these 22 offices, 17 are owned and 5 are leased from independent owners. There are no incumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the Corporation’s common stock is on page 28 of the Annual Shareholders’ Report for the year ended December 31, 2004 and is incorporated herein by reference. There were 1,554 registered shareholders of record as of March 10, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/04 to 10/31/04	442	14.95	—	362,600

11/1/04 to 11/30/04	236	15.17	—	362,600

12/1/04 to 12/31/04	1,499	$16.13	—	362,600

Total	2,177	$15.79	—

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is presented on pages 29 and 30 of the Annual Shareholders’ Report for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Information required by this item is presented on pages 31 to 40 of the Annual Shareholders’ Report for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is presented on pages 37 and 38 of the Annual Shareholders’ Report for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and report, which appear in the Annual Shareholders’ Report for the year ended December 31, 2004, are incorporated herein by reference:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and Procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including the form 10-K for the period ended December 31, 2004, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

The Corporation meets the conditions as discussed in SEC Release No. 50754 of November 30, 2004 and intends to use the 45 day extension period to complete documentation before filing Management’s annual report over financial reporting, required by Item 308(a) of Regulation S-K, and the related Attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K. As such, the Corporation will file an amended 10-K within the 45 day extension period. As of the date of this filing, management of the Corporation is not aware of any material weaknesses in its internal control over financial reporting for the year ended December 31, 2004.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Corporation’s directors appears on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 19, 2005 and is incorporated herein by reference. Information relating to Executive Officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is presented on pages 6-10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is presented on pages 2-4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is presented on page 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND PROCEDURES

Information concerning principal accountant fees and procedures is incorporated herein by reference to the “Concerning the Independent Public Accountants” section of the proxy statement for the 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about March 16, 2005.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	The following documents are filed as a part of this report:

1.	The following financial statements of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Condition at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements

2.	All financial statement schedules are omitted since they are not applicable.

3.	The following exhibits:

EXHIBIT NUMBER	DESCRIPTION
3 i	Articles of Incorporation

3 ii	By-Laws

10(A)	Employment Contract, President and CEO, filed herewith*

10(B)	Form of employment contract for Other Executive Officer, Joseph B. Bower, Jr., filed herewith*

10(C)	Stock Option Plan filed in the 1999 Proxy Statement Form DEF 14A incorporated herein by reference

13	Portions of Annual Report to Shareholders for 2004, filed herewith

21	Subsidiaries of the Registrant

31.1	CEO Certification

31.2	Principal Financial Officer Certification

*	Management contract or compensatory plan.

A Form 8-K was filed on November 9, 2004 announcing the declaration of a 13 cent per share dividend payable on December 15, 2004 to holders of record on December 3, 2004.

A Form 8-K was filed on January 25, 2005 announcing the Corporation’s intent to record an other-than-temporary impairment non-cash after-tax charge of $910,000, or $0.10 per share, in the quarter ending December 31, 2004 related to a perpetual preferred stock issued by Fannie Mae.

A Form 8-K was filed on January 28, 2005 announcing earnings for the quarter ended December 31, 2004.

A Form 8-K was filed on February 8, 2005 announcing the declaration of a 13 cent per share dividend payable on March 15, 2005 to holders of record on March 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date: March 15, 2005	By:	/s/ William F. Falger
WILLIAM F. FALGER
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

/s/ William F. Falger WILLIAM F. FALGER		President and Chief Executive Officer, Director

/s/ Robert E. Brown ROBERT E. BROWN	Director	/s/ Jeffrey S. Powell JEFFREY S. POWELL

/s/ Michael F. Lezzer MICHAEL F. LEZZER	Director	/s/ James B. Ryan JAMES B. RYAN

/s/ James J. Leitzinger JAMES J. LEITZINGER	Director	/s/ Peter F. Smith PETER F. SMITH

/s/ Dennis L. Merrey DENNIS L. MERREY	Director	/s/ Deborah Dick Pontzer DEBORAH DICK PONTZER

/s/ William R. Owens WILLIAM R. OWENS	Director	/s/ James P. Moore JAMES P. MOORE