Form 10-K/A
period 2004-12-31
CNB FINANCIAL CORP/PA
filed 2005-03-16
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

AMENDMENT NO. 1

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

Consolidated Statements of Condition at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Financial Statements

2.	All financial statement schedules are omitted since they are not applicable.

3.	The following exhibits:

EXHIBIT NUMBER	DESCRIPTION
3 i	Articles of Incorporation

3 ii	By-Laws

10(A)	Employment Contract, President and CEO, filed herewith*

10(B)	Form of employment contract for Other Executive Officer, Joseph B. Bower, Jr., filed herewith*

10(C)	Stock Option Plan filed in the 1999 Proxy Statement Form DEF 14A incorporated herein by reference

13	Portions of Annual Report to Shareholders for 2004, filed herewith

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification

31.2	Principal Financial Officer Certification

*	Management contract or compensatory plan.

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