Form 10-K/A
period 2004-12-31
CNB FINANCIAL CORP/PA
filed 2005-04-29
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), CNB Financial Corporation (the “Corporation”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Corporation is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 2 is being filed to include, under Item 9A, our management’s report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm. No other information is being revised by this Amendment and the Corporation has not updated disclosures in this Amendment to reflect any event subsequent to the Corporation’s most recent previously filed 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including the form 10-K for the period ended December 31, 2004, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Corporation’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004.

The Corporation’s independent registered public accounting firm has issued their report on management’s assessment of the Corporation’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ William F. Falger	/s/ Joseph B. Bower, Jr.
William F. Falger	Joseph B. Bower, Jr.
President	Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

Date: April 14, 2005	Date: April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CNB Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CNB Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNB Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Cleveland, Ohio

April 14, 2005

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13 a - 14(a) Certification of Principal Executive Officer

31.2	Rule 13 a -14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date: April 14, 2005

	By:	/s/ William F. Falger
WILLIAM F. FALGER
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2005.

/s/ William F. Falger		President and Chief Executive Officer, Director
WILLIAM F. FALGER

/s/ Robert E. Brown	Director	/s/ Jeffrey S. Powell
ROBERT E. BROWN		JEFFREY S. POWELL

/s/ Michael F. Lezzer	Director	/s/ James B. Ryan
MICHAEL F. LEZZER		JAMES B. RYAN

/s/ James J. Leitzinger	Director	/s/ Peter F. Smith
JAMES J. LEITZINGER		PETER F. SMITH

/s/ Dennis L. Merrey	Director	/s/ Deborah Dick Pontzer
DENNIS L. MERREY		DEBORAH DICK PONTZER

/s/ William R. Owens	Director	/s/ James P. Moore
WILLIAM R. OWENS		JAMES P. MOORE