Form 10-Q
period 2005-03-31
CNB FINANCIAL CORP/PA
filed 2005-05-10
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock as of May 5, 2005

COMMON STOCK: $1.00 PAR VALUE 9,120,256 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number
ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets - March 31, 2005 and December 31, 2004

PAGE 4.	Consolidated Statements of Income - Quarters ending March 31, 2005 and 2004

PAGE 5.	Consolidated Statements of Comprehensive Income for the three months ending March 31, 2005 and 2004

PAGE 6.	Consolidated Statements of Cash Flows – three months ending March 31, 2005 and 2004

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 16.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 – Controls and Procedures

PAGE 16.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 17.	ITEM 1	Legal Proceedings

PAGE 17.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 17.	ITEM 3	Defaults Upon Senior Securities

PAGE 17.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 17.	ITEM 5	Other Information

PAGE 17.	ITEM 6	Exhibits

PAGE 18.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

	(unaudited)
(Dollars in thousands)	March 31, 2004	Dec. 31, 2004
ASSETS
Cash and due from banks	$13,299	$14,296
Interest bearing deposits with other financial institutions	9,165	15,616

Total cash and cash equivalents	22,464	29,912
Securities available for sale	177,251	164,202
Loans held for sale	3,329	3,499
Loans and leases	481,153	482,048
Less: unearned discount	79	111
Less: allowance for loan losses	5,587	5,585

NET LOANS	475,487	476,352
FHLB and Federal Reserve Stock	4,363	4,792
Premises and equipment, net	14,161	13,761
Bank owned life insurance	13,363	13,182
Accrued interest receivable and other assets	8,010	7,655
Mortgage servicing rights	404	411
Goodwill	10,821	10,821
Intangible, net	551	630

TOTAL ASSETS	$730,204	$725,217

LIABILITIES
Deposits:
Non-interest bearing deposits	$72,909	$71,968
Interest bearing deposits	529,411	524,937

TOTAL DEPOSITS	602,320	596,905
Short-term borrowings	2,000	2,000
Federal Home Loan Bank advances	40,000	40,000
Accrued interest and other liabilities	7,306	7,292
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	661,936	656,507
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value
Authorized 10,000,000 shares
Issued 9,233,750 shares	9,234	9,234
Additional	4,142	4,243
Retained earnings	55,193	54,347
Treasury stock, at cost
(117,924 shs for March 2005, and 123,240 shs for December 2004)	(1,653)	(1,796)
Accumulated other comprehensive income	1,352	2,682

TOTAL SHAREHOLDERS’ EQUITY	68,268	68,710

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$730,204	$725,217

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,931	$7,527
Deposits with other financial institutions	66	12
Federal funds sold	83	18
Securities:
Taxable	1,176	1,065
Tax-exempt	468	521
Dividends	72	93

TOTAL INTEREST AND DIVIDEND INCOME	9,796	9,236

INTEREST EXPENSE
Deposits	2,871	2,628
Borrowed funds	659	628

TOTAL INTEREST EXPENSE	3,530	3,256

Net interest income	6,266	5,980
Provision for loan losses	167	300

NET INTEREST INCOME AFTER PROVISION	6,099	5,680

OTHER INCOME
Trust & asset management fees	220	248
Service charges on deposit accounts	885	850
Other service charges and fees	132	128
Securities gains	—	169
Gains on sale of loans	34	23
Bank owned life insurance earnings	181	126
Other	124	166

TOTAL OTHER INCOME	1,576	1,710

OTHER EXPENSES
Salaries	1,878	1,817
Employee benefits	764	710
Net occupancy expense of premises	702	679
Amortization of intangibles	128	129
Other	1,638	1,489

TOTAL OTHER EXPENSES	5,110	4,824

Income before income taxes	2,565	2,566
Applicable income taxes	518	551

NET INCOME	$2,047	$2,015

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.22	$0.22
Net income, diluted	$0.22	$0.22
DIVIDENDS PER SHARE
Cash dividends per share	$0.13	$0.13

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Net Income	$2,047	$2,015
Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period	(1,330)	638
Reclassified adjustment for accumulated gains included in net income, net of tax	—	110

Other comprehensive (loss) income	(1,330)	748

Comprehensive income	$717	$2,763

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

CNB Financial Corporation

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net Income	$2,047	$2,015
Adjustments to reconcile net income to net cash provided by (used in) operations:
Provision for loan losses	167	300
Depreciation and amortization	463	435
Amortization and accretion and deferred loan fees	60	58
Deferred Taxes	443	(50)
Security Gains	—	(169)
Gain on sale of loans	(34)	(24)
Net gains on dispositions of acquired property	(16)	(18)
Proceeds from sale of loans	2,889	1,658
Origination of loans for sale	(2,685)	(2,677)
Increase in Bank Owned Life Insurance	(181)	(126)
Changes in:
Interest receivable and other assets	(584)	(1,160)
Interest payable and other liabilities	287	(1,600)

Net cash provided by (used in) operating activities	2,856	(1,358)
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	9,818	11,839
Proceeds from sales of securities available for sale	0	3,271
Purchase of securities available for sale	(25,058)	(8,613)
Loan origination and payments, net	785	(12,598)
Sale of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	429	334
Net, purchase of premises and equipment	(735)	(186)
Proceeds from the sale of foreclosed assets	201	159

Net cash used in investing activities	(14,560)	(5,794)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	19,871	3,070
Certificates of deposit	(14,456)	6,176
Treasury stock purchased	(306)	(29)
Proceeds from sale of treasury stock	349	212
Cash dividends paid	(1,202)	(1,180)
Net advances from short-term borrowings	—	680

Net cash provided by financing activities	4,256	8,929
Net (decrease) increase in cash and cash equivalents	(7,448)	1,777
Cash and cash equivalents at beginning of year	29,912	20,981

Cash and cash equivalents at end of period	$22,464	$22,758

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,456	$3,154
Income Taxes	$260	$232
Supplemental non cash disclosures:
Transfers to other real estate owned	$12	$125

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarters ended March 31, 2005 and 2004 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2004.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 625,000 shares of common stock in the form of nonqualified options. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the first quarter of 2005 or 2004.

As required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Corporation provides pro forma net income and pro forma earnings per share disclosures.

The following table illustrates the effects of stock options on pro forma net income and pro forma earnings per share at March 31, 2005 and 2004 (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$2,047	$2,015
Pro forma compensation expense, net of tax	(21)	(20)

Pro forma net income	$2,026	$1,995

Earnings per share - basic
As reported	$0.22	$0.22
Pro forma	0.22	0.22

Earnings per share - diluted
As reported	$0.22	$0.22
Pro forma	0.22	0.22

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three month periods ended March 31, 2005 and 2004, 110,500 and 56,250 shares under option, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$2,047	$2,015

Weighted-average common shares outstanding (basic)	9,122	9,147
Effect of stock options	50	67

Weighted-average common shares outstanding (diluted)	9,172	9,214

Earnings per share:
Basic	$0.22	$0.22
Diluted	0.22	0.22

SECURITIES

Securities at March 31, 2005 and December 31, 2004 (in thousands) are as follows:

	March 31, 2005				December 31, 2004
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$13,559	$—	$(142)	$13,417	$13,096	$—	$(85)	$13,011
U.S. Government agencies and corporations	30,522	—	(496)	30,026	30,563	—	(303)	30,260
Obligations of States and Political Subdivisions	39,967	1,937	(10)	41,894	41,712	2,567	—	44,279
Mortgage-backed securities	47,939	134	(434)	47,639	40,489	241	(50)	40,680
Corporate notes and bonds	35,344	1,059	(258)	36,145	26,404	1,558	(97)	27,865
Marketable equity securities	7,837	534	(241)	8,130	7,811	665	(369)	8,107

Total Securities available for sale	$175,168	$3,664	$(1,581)	$177,251	$160,075	$5,031	$(904)	$164,202

At March 31, 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2005

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury	$12,918	$(142)	$—	$—	$12,918	$(142)
U.S. Gov’t Agencies & Corps	25,650	(357)	4,376	(139)	30,026	(496)
Obligations of States and Political Subdivisions	1,754	(10)	—	—	1,754	(10)
Mortgage-Backed Sec.	31,739	(428)	735	(6)	32,474	(434)
Corporate Notes and Bonds	6,399	(180)	4,837	(78)	11,236	(258)
Marketable Equity Securities	749	(32)	5,266	(209)	6,015	(241)

	$79,209	$(1,149)	$15,214	$(432)	$94,423	$(1,581)

December 31, 2004

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury	$11,023	$(74)	$1,988	$(11)	$13,011	$(85)
U.S. Gov’t Agencies & Corps	23,282	(243)	5,977	(60)	29,259	(303)
Mortgage-Backed Sec.	11,429	(42)	2,544	(8)	13,973	(50)
Corporate Notes and Bonds	500	(7)	3,779	(90)	4,279	(97)
Marketable Equity Securities	81	(18)	1,676	(351)	1,757	(369)

	$46,315	$(384)	$15,964	$(520)	$62,279	$(904)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. Consideration is given to the length of time and extent to which fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The following comments relate to those securities which have been in a continuous unrealized loss position for more than twelve months.

Included in the $432,000 of unrealized losses at March 31, 2005 on investment securities that have been in a continuous unrealized loss position for 12 months or more are $207,000 of unrealized loss on a preferred stock issuance of the FHLMC with a cost basis of $1,500,000. The dividend rate on this preferred stock is indexed to the two year constant maturity treasury plus twenty basis points with a reset date of June 30, 2005. Management believes that the market value of this security is largely interest rate driven and will recover if interest rates remain at current levels or rise as projected while the security approaches its reset date. As the Corporation has the intent and ability to hold this security for the period of time necessary for recovery, it was not considered to be other-than-temporarily impaired.

Unrealized losses on other securities, which compromise the remainder of the $432,000, were not individually significant and also considered to be temporary in nature.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Corporation will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	Three Month Periods Ended
	March 31, 2005			March 31,2004
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$6,012	4.39%	$66	$1,754	2.74%	$12
Federal funds sold and securities purchased under agreements to resell	7,972	4.16%	83	6,686	1.08%	18
Investment Securities:
Taxable	126,903	3.71%	1,176	113,959	3.74%	1,065
Tax-Exempt (1)	39,089	6.63%	648	43,733	6.93%	758
Equity Investments (1)	12,252	2.91%	89	13,600	3.50%	119

Total Investments	192,228	4.29%	2,062	179,732	4.39%	1,972
Loans
Commercial (1)	184,270	6.61%	3,045	172,575	5.95%	2,569
Mortgage (1)	265,535	6.59%	4,377	258,790	6.66%	4,310
Installment	27,828	8.81%	613	31,573	8.53%	673
Leasing	1,740	6.21%	27	5,214	6.83%	89

Total loans (2)	479,373	6.73%	8,062	468,152	6.53%	7,641

Total earning assets	671,601	6.03%	10,124	647,884	5.94%	9,613
Non Interest Bearing Assets
Cash & Due From Banks	16,774		—	13,879		—
Premises & Equipment	14,184		—	12,863		—
Other Assets	39,405		—	41,504		—
Allowance for Possible Loan Losses	(5,586)		—	(5,840)		—

Total Non-interest earning assets	64,777	—	—	62,406	—	—

Total Assets	$736,378		$10,124	$710,290		$9,613

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$147,964	0.58%	$214	$126,382	0.28%	$88
Savings	74,135	0.60%	111	77,163	0.62%	120
Time	312,696	3.26%	2,546	313,261	3.09%	2,420

Total interest-bearing deposits	534,795	2.15%	2,871	516,806	2.03%	2,628
Short-term borrowings	2,000	1.20%	6	1,860	0.86%	4
Long-term borrowings	40,000	5.02%	502	40,000	5.06%	506
Trust Preferred Securities	10,310	5.86%	151	10,000	4.72%	118

Total interest-bearing liabilities	587,105	2.41%	3,530	568,666	2.29%	3,256
Demand - non-interest-bearing	72,363		—	65,389	—	—
Other liabilities	7,808		—	8,149	—	—

Total Liabilities	667,276		3,530	642,204		3,256
Shareholders’ equity	69,102		—	68,086	—	—

Total Liabilities and Shareholders’ Equity	$736,378		3,530	$710,290		3,256

Interest income/earning assets		6.03%	10,124		5.94%	9,613
Interest expense/interest bearing liabilities		2.41%	3,530		2.29%	3,256

Net Interest Spread		3.62%	$6,594		3.64%	$6,357

Interest Income/Interest Earning Assets		6.03%	$10,124		5.94%	$9,613
Interest expense/Interest Earning Assets		2.10%	3,530		2.01%	3,256

Net Interest Margin		3.93%	$6,594		3.92%	$6,357

(1)	The amounts are reflected on a fully tax equity basis using the federal statutory rate of 35% in 2005 and 2004, adjusted for certain tax preferences

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $22,464,000 at March 31,2005 compared to $29,912,000 on December 31, 2004. During the first quarter, the Corporation used cash to purchase securities in its available for sale portfolio which was the primary reason for the decrease.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased approximately $13,049,000 or 7.9% since December 31, 2004. The increase the result of purchases made in variable rate securities to take advantage of the rising interest rate environment. The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

The Corporation’s lending is focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. The Corporation’s loan demand was flat during the first three months of 2005. At March 31, 2005, the Corporation had $475,487,000 in loans and leases outstanding, net of unearned discount, a decrease of $865,000 (or 0.18%) since December 31, 2004. The flat loan demand in the first quarter was anticipated by management based on our knowledge of the business cycles of the industries in our market area. The Corporation is beginning to see a significant increase in loan demand and anticipates growth in the second and third quarter of 2005.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established by provisions for losses in the loan and lease portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans leases and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)	March 31, 2005	Periods Ending Dec. 31, 2004	March 31, 2005

Balance at beginning of Period	$5,585	$5,764	$5,764
Charge-offs:
Commercial and financial	1	51	—
Commercial mortgages	42	226	40
Residential mortgages	40	147	94
Installment	97	409	86
Lease receivables	0	30	12
Overdrafts	62	236	—

	242	1,099	232
Recoveries:
Commercial and financial	—	1	—
Commercial mortgages	18	13	12
Residential mortgages	—	20	—
Installment	26	56	10
Lease receivables	1	9	1
Overdrafts	32	21	—

	77	120	23

Net charge-offs:	(165)	(979)	(209)
Provision for loan losses	167	800	300

Balance at end-of-period	$5,587	$5,585	$5,855

Loans, net of unearned	$481,074	$481,937	$470,770
Allowance to net loans	1.16%	1.16%	1.24%
Net charge-offs to average loans	0.13%	0.17%	0.17%

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

Reviewed

•	Commercial and financial

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Installment

•	Lease receivables

•	Credit cards

•	Overdrafts

The reviewed loan pools are further segregated into three categories: substandard, doubtful and unclassified. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends. The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

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

The allowance coverage of net loans has remained relatively flat over the past three months. Through the analysis methodology detailed above, the coverage during the first quarter was considered appropriate and adequate based on the Corporation’s current risk profile. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable incurred losses in the portfolio as of March 31, 2005.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned, were $3,088,000 or 0.42% of total assets on March 31, 2005 compared to $2,690,000 or 0.37% on December 31, 2004. The increase was caused by one large commercial real estate loan which management placed on nonaccrual in the last month of the first quarter due to the borrower’s inability to make regular payments. The bank has a first lien on the commercial property and considers its risk of loss to be minimal. Without this loan, the ratio at March 31, 2005 would have been approximately 0.33%.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $602,320,000 at March 31, 2005. Deposits have increased only 0.91% since year-end 2004. The Corporation is currently implementing strategies to lower its cost of funds from interest bearing deposits. These strategies, combined with aggressive marketing of non-interest bearing deposit products, are anticipated to keep overall deposit growth flat while shifting more dollars into lower interest bearing deposits throughout 2005.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. Management plans to maintain access to short and long-term FHLB borrowings as an appropriate funding source.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $68,268,000 at March 31, 2005 compared to $68,710,000 at December 31, 2004, a decrease of $442,000 or 0.64%. In the first three months of 2005, the Corporation earned $2,047,000 and declared dividends of $1,202,000, a dividend payout ratio of 58.7% of net income. This growth was offset by a decline in the securities market value as discussed below.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. The Federal Open Market Committee raised the federal discount rate by fifty basis points in the first quarter. This situation affected the market value of various securities in the Corporation’s portfolio and caused a decrease in accumulated other comprehensive income, included in shareholders’ equity, of $1,330,000 since December 31, 2004.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.85% at March 31, 2005 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.82% is above the well-capitalized minimum of 6%. The leverage ratio at March 31,2005 was 9.01%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 6 of the accompanying unaudited financial statements provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management feels the Corporation’s current liquidity and interest rate position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2005:

Commitments to extend credit	$118,581
Standby letters of credit	10,962

$129,543

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation’s net income of $2,047,000 in the first three months of 2005 was relatively consistent with the $2,015,000 the Corporation earned in the first quarter of 2004. The earnings per diluted share for the respective periods were also consistent at $0.22.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,266,000 in the first quarter, an increase of $286,000 (or 4.8%) over the first quarter of 2004. Total interest income increased by $560,000 (or 6.1%) while interest expense increased by $274,000 (or 8.4%) when compared to the first quarter of 2004. The resulting modest increase in net interest income as compared to the first quarter of 2004 is primarily the result of the growth of the Corporation’s earning assets over the prior year as well as an increase in yields partially offset by an increase in the cost of funds. See page 9 for a yield comparison between periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses of $167,000 in the first quarter of 2005 as compared to $300,000 in the first quarter of 2004. As part of the in-depth analysis as previously described, it has been determined that the credit risk of the Corporation is showing positive trends and therefore a lesser provision is required. In short, based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy, the analysis indicates that the allowance provision appears to be adequate. The reduced provision in the current year will create a decrease in the Allowance for Loan and Lease Losses as a percentage of total loans while still maintaining adequate coverage of our loan and lease portfolio.

OTHER INCOME

Other income decreased $134,000 (or 7.8%) in the first quarter of 2005 when compared to the same period in 2004. The primary reason for the decrease is that the Corporation had no realized security gains in the first quarter of 2005 as compared to $169,000 in the first quarter of 2004.

OTHER EXPENSE

Other expense increased $286,000 or 5.9% during the first quarter of 2005 when compared to the same period in 2004. The increase was not concentrated in any one area or line item but was primarily the result of the Corporations increasing costs for salaries, employee benefits, advertising and insurance.

RETURN ON ASSETS

For the three month periods ended March 31, 2005 and 2004, the Corporation’s return on average assets (“ROA”) totaled 1.15%.

RETURN ON EQUITY

The Corporation’s return on average shareholder’s equity (“ROE”) in the first three months was 12.56% compared to 13.09% for the same period in 2004.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $518,000 in the first quarter of 2005 as compared to $551,000 in the first quarter of 2004 resulting in an effective tax rate of 20.2% and 21.5%, respectively.

FUTURE OUTLOOK

The focus of management for 2005 is to maintain a favorable cost of funds. As mentioned in the “Funding Sources” section of this report, management is currently implementing certain strategies to accomplish this focus including reducing the cost of funds for our traditional certificates of deposit as well as deriving more funding from our lower cost deposit products. Deposit growth was minimal during the first quarter and is expected to be flat throughout much of 2005. In addition to deposits, the traditional funding source for the Corporation, we will continue to manage potential earnings enhancement opportunities using other borrowings such as those through the Federal Home Loan Bank of Pittsburgh as there are certain interest rate environments that allow for pricing opportunities from such borrowings.

Although loan growth was flat during the first quarter, management is beginning to see increased loan demand in the second quarter and expects this demand to continue through the second and third quarters. To increase profitability management will continue to implement a loan pricing approach that projects a desired return on investment for each proposal.

The interest rate environment always plays an important role in the future earnings of the Corporation. During 2004, the Corporation saw declining net interest margins due to a decreased yield on earning assets as compared to 2003. During 2005, management will closely monitor the net interest margin as much of the earnings of the Corporation continue to be derived from interest income. Although the future is uncertain, management believes that interest rates will continue to increase throughout 2005 resulting in increased yields on the Corporations earning assets and ultimately more profitability.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation. One promising enhancement to non interest income was the introduction of wealth management services to the Corporation’s product mix during 2005. In less than a year the program has more than $8.9 million under management and earnings from this program are projected to eclipse 5% of non-interest income in 2005. Like many growing entities, the Corporation must continue to monitor and manage expenses. One of the tools the Corporation uses to monitor expenses is the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the three months ended March 31, 2005, the Corporation’s efficiency ratio was 60.09% compared to 58.70% for the same period last year. The Corporation strives to manage expenses while recognizing that some such as increasing salary, benefits and occupancy cost are simply the result of continued growth.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2005.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan and lease losses, fair value of securities and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), Note 5 (Allowance for Loan and Lease Losses), and Note 6 (Secondary Mortgage Market Activities), of the 2004 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan and lease losses, fair value of securities and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2004.

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

ITEM 3

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operation of the Bank. Interest rate risk arises from market driven fluctuations in interest rates, which affect cash flows, income, expense and values of all financial instruments. Management and the ALCO Committee of the Board monitor the Corporation’s interest rate risk position. No material changes have occurred during the period in the Bank’s market risk strategy or position, a discussion of which can be found in the SEC Form-10K filed for the period ended December 31, 2004.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/05 to 1/31/05	394	15.24	—	362,600
2/1/05 to 2/28/05	60	15.19	—	362,600
3/1/05 to 3/31/05	20,000	14.95	20,000	342,600

Total	20,454	$14.96	20,000

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 5, 2005	/s/ WILLIAM F. FALGER
William F. Falger
President and Director
(Principal Executive Officer)

DATE: May 5, 2005	/s/ JOSEPH B. BOWER, JR.
Joseph B. Bower, Jr.
Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)