Form 10-Q
period 2005-06-30
CNB FINANCIAL CORP/PA
filed 2005-08-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock as of August 4, 2005

COMMON STOCK: $1.00 PAR VALUE, 9,089,054 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number
ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – June 30, 2005 and December 31, 2004

PAGE 4.	Consolidated Statements of Income - Quarters ending June 30, 2005 and 2004

PAGE 5.	Consolidated Statements of Income – Six months ending June 30, 2005 and 2004

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and six month periods ending June 30, 2005 and 2004

PAGE 7.	Consolidated Statements of Cash Flows – six months ending June 30, 2005 and 2004

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 14.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 20.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 – Controls and Procedures

PAGE 20.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 20.	ITEM 1	Legal Proceedings

PAGE 20.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 21.	ITEM 3	Defaults Upon Senior Securities

PAGE 21.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 21.	ITEM 5	Other Information

PAGE 21.	ITEM 6	Exhibits

PAGE 22.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$16,341	$14,296
Interest bearing deposits with other financial institutions	15,867	15,616

Total cash and cash equivalents	32,208	29,912
Securities available for sale	170,548	164,202
Loans held for sale	2,508	3,499
Loans and leases	500,420	482,048
Less: unearned discount	54	111
Less: allowance for loan losses	5,597	5,585

NET LOANS	494,769	476,352
FHLB, FRB and other bank stock	5,519	4,792
Premises and equipment, net	14,075	13,761
Bank owned life insurance	13,522	13,182
Accrued interest receivable and other assets	7,640	7,655
Mortgage servicing rights	402	411
Goodwill	10,821	10,821
Intangible, net	473	630

TOTAL ASSETS	$752,485	$725,217

LIABILITIES
Deposits:
Non-interest bearing deposits	$71,817	$71,968
Interest bearing deposits	532,476	524,937

TOTAL DEPOSITS	604,293	596,905
Short-term borrowings	1,534	2,000
Federal Home Loan Bank advances	59,500	40,000
Accrued interest and other liabilities	7,211	7,292
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	682,848	656,507
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value
Authorized 10,000,000 shares
Issued 9,233,750 shares	9,234	9,234
Additional paid in capital	4,134	4,243
Retained earnings	56,246	54,347
Treasury stock, at cost (128,338 shs for June 2005, and 123,240 shs for December 2004)	(1,801)	(1,796)
Accumulated other comprehensive income	1,824	2,682

TOTAL SHAREHOLDERS’ EQUITY	69,637	68,710

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$752,485	$725,217

CONSOLIDATED STATEMENTS OF INCOME (unaudite d)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$8,451	$7,683
Deposits with other financial institutions	94	18
Securities:
Taxable	1,226	967
Tax-exempt	458	523
Dividends	88	76

TOTAL INTEREST AND DIVIDEND INCOME	10,317	9,267

INTEREST EXPENSE
Deposits	2,965	2,585
Borrowed funds	837	637

TOTAL INTEREST EXPENSE	3,802	3,222

Net interest income	6,515	6,045
Provision for loan losses	172	300

NET INTEREST INCOME AFTER PROVISION	6,343	5,745

OTHER INCOME
Trust & asset management fees	239	218
Service charges on deposit accounts	1,006	947
Other service charges and fees	129	109
Net security gains (losses)	63	(5)
Loss on other-than-temporarily impaired securities	(240)	—
Gains on sale of loans	24	34
Bank owned life insurance earnings	159	125
Wealth Management	200	59
Other	150	65

TOTAL OTHER INCOME	1,730	1,552

OTHER EXPENSES
Salaries	1,802	1,644
Employee benefits	716	696
Net occupancy expense of premises	668	633
Amortization of intangibles	127	127
Other	1,600	1,522

TOTAL OTHER EXPENSES	4,913	4,622

Income before income taxes	3,160	2,675
Applicable income taxes	816	660

NET INCOME	$2,344	$2,015

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.26	$0.22
Net income, diluted	$0.26	$0.22
DIVIDENDS PER SHARE
Cash dividends per share	$0.14	$0.13

CONSOLIDATED STATEMENTS OF INCOME (unaudited )

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$16,382	$15,210
Deposits with other financial institutions	243	48
Securities:
Taxable	2,402	2,032
Tax-exempt	926	1,044
Dividends	160	169

TOTAL INTEREST AND DIVIDEND INCOME	20,113	18,503

INTEREST EXPENSE
Deposits	5,836	5,213
Borrowed funds	1,496	1,265

TOTAL INTEREST EXPENSE	7,332	6,478

Net interest income	12,781	12,025
Provision for loan losses	339	600

NET INTEREST INCOME AFTER PROVISION	12,442	11,425

OTHER INCOME
Trust & asset management fees	459	466
Service charges on deposit accounts	1,891	1,797
Other service charges and fees	261	237
Net security gains	63	164
Loss on other-than-temporarily impaired securities	(240)	—
Gains on sale of loans	58	57
Bank owned life insurance earnings	340	251
Wealth Management	293	96
Other	181	194

TOTAL OTHER INCOME	3,306	3,262

OTHER EXPENSES
Salaries	3,680	3,461
Employee benefits	1,480	1,406
Net occupancy expense of premises	1,370	1,312
Amortization of intangibles	255	256
Other	3,238	3,011

TOTAL OTHER EXPENSES	10,023	9,446

Income before income taxes	5,725	5,241
Applicable income taxes	1,334	1,211

NET INCOME	$4,391	$4,030

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.48	$0.44
Net income, diluted	$0.48	$0.44
DIVIDENDS PER SHARE
Cash dividends per share	$0.27	$0.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$2,344	$2,015	$4,391	$4,030
Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period	357	(3,034)	(973)	(2,176)
Reclassification adjustment for accumulated (gains)/losses included in net income, net of tax	115	3	115	(107)

Other comprehensive income (loss)	472	(3,031)	(858)	(2,283)

Comprehensive income (loss)	$2,816	$(1,016)	$3,533	$1,747

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	6 Months Ended June 30
	2005	2004
Cash flows from operating activities:
Net Income	$4,391	$4,030
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	339	600
Depreciation and amortization	935	868
Amortization and accretion and deferred loan fees	46	29
Deferred Taxes	387	(83)
Security Gains	(63)	(164)
Loss on other-than-temporarily impaired securities	240	—
Gain on sale of loans	(58)	(57)
Net gains on dispositions of acquired property	(20)	(18)
Proceeds from sale of loans	5,947	4,897
Origination of loans for sale	(4,898)	(5,779)
Increase in Bank Owned Life Insurance	(340)	(250)
Changes in:
Interest receivable and other assets	(516)	(1,013)
Interest payable and other liabilities	(8)	(1,348)

Net cash provided by operating activities	6,382	1,712
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	17,521	24,870
Proceeds from sales of securities available for sale	3,048	6,061
Purchase of securities available for sale	(28,520)	(17,855)
Loan origination and payments, net	(18,520)	(19,099)
Purchase of FHLB, FRB & Other Bank Stock	(727)	(182)
Net, purchase of premises and equipment	(994)	(528)
Proceeds from the sale of foreclosed assets	290	215

Net cash used in investing activities	(27,902)	(6,518)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	10,852	2,581
Certificates of deposit	(3,464)	(843)
Treasury stock purchased	(641)	(278)
Proceeds from sale of treasury stock	528	484
Cash dividends paid	(2,493)	(2,381)
Net advances from long-term borrowings	19,500	—
Net advances from short-term borrowings	(466)	2,028

Net cash provided by financing activities	23,816	1,591
Net increase (decrease) in cash and cash equivalents	2,296	(3,215)
Cash and cash equivalents at beginning of year	29,912	20,981

Cash and cash equivalents at end of period	$32,208	$17,766

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,166	$6,327
Income Taxes	$1,400	$1,600
Supplemental non cash disclosures:
Transfers to other real estate owned	$12	$320

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements for the quarters ended June 30, 2005 and 2004 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2004.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 625,000 shares of common stock in the form of nonqualified options. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the first six months of 2005 or 2004.

As required by SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Corporation provides pro forma net income and pro forma earnings per share disclosures.

The following table illustrates the effects of stock options on pro forma net income and pro forma earnings per share at June 30, 2005 and 2004 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,344	$2,015	$4,391	$4,030
Pro forma compensation expense, net of tax	(168)	(20)	(191)	(39)

Pro forma net income	$2,176	$1,995	$4,200	$3,991

Earnings per share - basic
As reported	$0.26	$0.22	$0.48	$0.44
Pro forma	$0.24	0.22	0.46	0.44
Earnings per share - diluted
As reported	$0.26	$0.22	$0.48	$0.44
Pro forma	0.24	0.22	0.46	$0.43

As reported in a From 8K dated May 16, 2005, the Corporation opted to accelerate the vesting of all unvested options with an exercise price greater than $15.00, the closing price of the Corporations common stock on the NASDAQ on May 10, 2005. As a result of the acceleration, all unvested shares granted in 2003 and 2004 became immediately exercisable resulting in the significant increase in pro forma compensation expense for the three and six month periods ended June 30, 2005 as noted in the preceding table.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three and six month periods ended June 30, 2005, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive. For the three and six month periods ended June 30, 2004, 56,250 shares were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,344	$2,015	$4,391	$4,030

Weighted-average common shares outstanding (basic)	9,113	9,174	9,117	9,160
Effect of stock options	47	60	49	64

Weighted-average common shares outstanding (diluted)	9,160	9,234	9,166	9,224

Earnings per share:
Basic	$0.26	$0.22	$0.48	$0.44
Diluted	0.26	0.22	0.48	0.44

SECURITIES

Securities at June 30, 2005 and December 31, 2004 (in thousands) are as follows:

	June 30, 2005				December 31, 2004
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$11,618	$—	$(90)	$11,528	$13,096	$—	$(85)	$13,011
U.S. Government agencies and corporations	30,480	2	(303)	30,179	30,563	—	(303)	30,260
Obligations of States and Political Subdivisions	40,325	2,025	—	42,350	41,712	2,567	—	44,279
Mortgage-backed securities	44,203	150	(225)	44,128	40,489	241	(50)	40,680
Corporate notes and bonds	33,876	1,052	(292)	34,636	26,404	1,558	(97)	27,865
Marketable equity securities	7,242	583	(98)	7,727	7,811	665	(369)	8,107

Total Securities available for sale	$167,744	$3,812	$(1,008)	$170,548	$160,075	$5,031	$(904)	$164,202

At June 30, 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
June 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury	$3,971	$(36)	$6,970	$(54)	$10,941	$(90)
U.S. Gov’t Agencies & Corps	10,338	(132)	17,840	(171)	28,178	(303)
Obligations of States and Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Sec.	18,842	(138)	11,649	(87)	30,491	(225)
Corporate Notes and Bonds	12,339	(154)	5,747	(138)	18,086	(292)
Marketable Equity Securities	16	(1)	1,921	(97)	1,937	(98)

	$45,506	$(461)	$44,127	$(547)	$89,633	$(1,008)

	Less than 12 Months		12 Months or More		Total
December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Treasury	$11,023	$(74)	$1,988	$(11)	$13,011	$(85)
U.S. Gov’t Agencies & Corps	23,282	(243)	5,977	(60)	29,259	(303)
Mortgage-Backed Sec.	11,429	(42)	2,544	(8)	13,973	(50)
Corporate Notes and Bonds	500	(7)	3,779	(90)	4,279	(97)
Marketable Equity Securities	81	(18)	1,676	(351)	1,757	(369)

	$46,315	$(384)	$15,964	$(520)	$62,279	$(904)

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

Included in the $547,000 of unrealized losses at June 30, 2005 on investment securities that have been in a continuous unrealized loss position for 12 months or more are $450,000 of unrealized losses on debt securities. Management does not believe any of the individual unrealized losses on debt securities represents an other-than-temporary impairment since these losses are primarily attributable to changes in interest rates and the Corporation has both the intent and ability to hold the debt securities to maturity.

Unrealized losses on equity securities, which compromise the remainder of the $547,000, were not individually significant and also considered to be temporary in nature.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

Borrowings from the FHLB at June 30, 2005 and December 31, 2004 (in thousands) are as follows:

Interest Rate	Maturity	June 30, 2005	December 31, 2004
(a)	11/03/05	$1,250	—
(b)	05/03/06	1,250	—
(c)	11/03/06	1,750	—
(d)	05/03/07	2,250	—
(e)	05/03/08	4,000	—
(f)	05/03/09	4,500	—
(g)	03/01/10	10,000	$10,000
(h)	05/03/10	4,500	—
(i)	01/03/11	10,000	10,000
(j)	01/24/12	20,000	20,000

Total FHLB Borrowings		$59,500	$40,000

(a), (b), (c), (d), (e), (f), (h) – Items (a) through (f) and (h) are fixed rate borrowings at interest rates of 3.45%, 3.69%, 3.83%, 4.00%, 4.14%, 4.35% and 4.43%, respectively.

(g) FHLB has option to float the interest rate based on the 3 month LIBOR +.16, the interest rate was 6.09% at June 30, 2005.

(i) Interest rate is fixed for one year at which time FHLB has option to float the interest rate based on the 3 month LIBOR +.20, the interest rate was 4.95% at June 30, 2005.

(j) Interest rate is fixed for two years at which time FHLB will convert it to a floating interest rate based on the 3 month LIBOR +.18 if the 3 month LIBOR is equal to or greater than 8.0%, the interest rate was 4.52% as of June 30, 2005.

The terms of the above borrowings are interest only payments with principal due at maturity.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	Six Month Periods Ended
	June 30, 2005			June 30, 2004
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$6,973	3.93%	$137	$2,028	2.47%	$25
Federal funds sold and securities purchased under agreements to resell	5,169	4.10%	106	3,432	1.34%	23
Investment Securities:
Taxable	125,953	3.81%	2,402	112,336	3.62%	2,032
Tax-Exempt (1)	38,702	6.73%	1,302	42,778	6.98%	1,492
Equity Investments (1)	12,531	3.11%	195	13,759	3.17%	218

Total Investments	189,328	4.38%	4,142	174,333	4.35%	3,790
Loans
Commercial (1)	189,370	6.71%	6,350	178,459	5.97%	5,331
Mortgage (1)	271,121	6.65%	9,019	260,706	6.64%	8,651
Installment	28,261	8.69%	1,228	30,868	8.60%	1,327
Leasing	1,490	6.04%	45	4,612	6.85%	158

Total loans (2)	490,242	6.79%	16,642	474,645	6.52%	15,467

Total earning assets	679,570	6.12%	20,784	648,978	5.93%	19,257
Non Interest Bearing Assets
Cash & Due From Banks	16,686		—	14,107		—
Premises & Equipment	14,159		—	12,821		—
Other Assets	38,986		—	39,952		—
Allowance for Possible Loan Losses	(5,589)		—	(5,891)		—

Total Non-interest earning assets	64,242	—	—	60,989	—	—

Total Assets	$743,812		$20,784	$709,967		$19,257

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$147,164	0.64%	$472	$127,269	0.28%	$178
Savings	73,081	0.60%	219	77,371	0.62%	240
Time	311,654	3.30%	5,145	310,329	3.09%	4,795

Total interest-bearing deposits	531,899	2.19%	5,836	514,969	2.02%	5,213
Short-term borrowings	5,493	1.35%	37	2,665	0.98%	13
Long-term borrowings	46,810	4.88%	1,142	40,000	5.09%	1,018
Subordinated Debentures	10,000	6.34%	317	10,000	4.68%	234

Total interest-bearing liabilities	594,202	2.47%	7,332	567,634	2.28%	6,478
Demand - non-interest-bearing	73,162		—	66,306	—	—
Other liabilities	7,043		—	8,674	—	—

Total Liabilities	674,407		7,332	642,614		6,478
Shareholders’ equity	69,405		—	67,353	—	—

Total Liabilities and Shareholders’ Equity	$743,812		7,332	$709,967		6,478

Interest income/earning assets		6.12%	20,784		5.93%	19,257
Interest expense/interest bearing liabilities		2.47%	7,332		2.28%	6,478

Net Interest Spread		3.65%	$13,452		3.65%	$12,779

Interest Income/Interest Earning Assets		6.12%	$20,784		5.93%	$19,257
Interest expense/Interest Earning Assets		2.16%	7,332		2.00%	6,478

Net Interest Margin		3.96%	$13,452		3.94%	$12,779

(1)	The amounts are reflected on a fully tax equity basis using the federal statutory rate of 35% in 2005 and 2004, adjusted for certain tax preferences.

(2)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $32,208,000 at June 30, 2005 compared to $29,912,000 on December 31, 2004. The increase in cash was primarily the result of deposit growth.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased approximately $6,346,000 or 3.9% since December 31, 2004. The increase the result of purchases made in variable rate corporate trust preferred securities to take advantage of the rising interest rate environment. The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

The Corporation’s lending is focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. Although the Corporation’s loan demand was flat during the first three months of 2005, the second quarter brought a significant increase in loan demand which was anticipated by management based on our knowledge of the business cycles of the businesses and industries in our market area. Management believes the loan growth rate will decrease but nevertheless remain positive throughout the remainder of the year. At June 30, 2005, the Corporation had $500,366,000 in loans and leases outstanding, net of unearned discount, an increase of $18,429,000 (or 3.8%) since December 31, 2004.

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

The table below shows activity within the allowance account:

($’s in thousands)	June 30, 2005	Periods Ending Dec. 31, 2004	June 30, 2004
Balance at beginning of Period	$5,585	$5,764	$5,764
Charge-offs:
Commercial and financial	0	51	29
Commercial mortgages	124	226	112
Residential mortgages	42	147	94
Installment	177	409	178
Lease receivables	0	30	16
Overdrafts	109	236	—

	452	1,099	429
Recoveries:
Commercial and financial	—	1	—
Commercial mortgages	18	13	12
Residential mortgages	—	20	19
Installment	60	56	21
Lease receivables	1	9	2
Overdrafts	46	21	—

	125	120	54

Net charge-offs:	(327)	(979)	(375)
Provision for loan losses	339	800	600

Balance at end-of-period	$5,597	$5,585	$5,989

Loans, net of unearned	$500,366	$481,937	$477,312
Allowance to net loans	1.12%	1.16%	1.25%
Net charge-offs to average loans	0.13%	0.17%	0.15%

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

The allowance coverage of net loans has remained relatively flat over the past six months. Through the analysis methodology detailed above, the coverage during the period was considered appropriate and adequate based on the Corporation’s current risk profile. The adequacy of the allowance for loan and lease losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable incurred losses in the portfolio as of June 30, 2005.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned, were $2,942,000 or 0.39% of total assets on June 30, 2005 compared to $2,690,000 or 0.37% on December 31, 2004. The increase was caused by one large commercial real estate loan which management placed on nonaccrual in the last month of the first quarter due to the borrower’s inability to make regular payments. The bank has a first lien on the commercial property and considers its risk of loss to be minimal. Without this loan, the ratio at June 30, 2005 would have been approximately 0.30%.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $604,293,000 at June 30, 2005. Deposits have increased only 1.2% since year-end 2004. The Corporation is currently implementing strategies to decrease its cost of funds from interest bearing deposits by shifting more dollars into lower interest bearing deposits throughout 2005.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. As discussed in the loans section of this analysis, the Corporation experienced significant loan demand in the second quarter. As previously mentioned deposits have increased only 1.2% since December 31, 2004 and during the quarter management accessed $19,500,000 in FHLB borrowings to fund certain new loans. The borrowings are fixed rate and have maturity dates ranging from six months to five years. Management plans to maintain access to short and long-term FHLB borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $69,637,000 at June 30, 2005 compared to $68,710,000 at December 31, 2004, an increase of $927,000 or 1.3%. In the first six months of 2005, the Corporation earned $4,391,000 and declared dividends of $2,493,000, a dividend payout ratio of 56.8% of net income. This growth was offset by a decline in the securities market value as discussed below.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. The Federal Open Market Committee raised the federal discount rate by 100 basis points in the first six months of 2005. This situation affected the market value of various securities in the Corporation’s portfolio and caused a decrease in accumulated other comprehensive income, included in shareholders’ equity, of $858,000 since December 31, 2004.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.53% at

June 30, 2005 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.53% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2005 was 9.08%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2005:

Commitments to extend credit	$129,943
Standby letters of credit	11,099

$141,042

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,344,000 and $4,391,000 for the second quarter and first six months of 2005, respectively. The earnings per diluted share for the respective periods were $0.26 and $0.48. Net income was $2,015,000 and $4,030,000 for the second quarter and first six months of 2004, which equates to earnings per diluted share of $0.22 and $0.44, respectively. The return on assets and the return on equity for the six months of 2005 are 1.22% and 13.26% as compared to 1.15% and 12.77% for the first six months of 2004.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,515,000 in the second quarter, an increase of $470,000 (or 7.8%) over the second quarter of 2005 and totaled $12,781,000 for the six months of 2005, an increase of 6.3% as compared to the first six months of 2004. Total interest and dividend income increased by $1,050,000 (or 11.3%) as compared to the second quarter of 2004 while total interest expense increased $580,000 (or 1.8%) as compared to the second quarter of 2004. The primary reason for the growth in interest income stems from an improved level of average earning assets and increasing yields. As noted on page 13 of this analysis, the Corporation’s average earning assets have increased by $30,592,000 from $648,978,000 for the six months ended June 30, 2004 to $679,570,000 for the six months ended June 30, 2005 while annual yields have increased from 5.93% to 6.12% for the same two periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the second quarter of $172,000 compared to $300,000 in the second quarter of 2004 and $339,000 for the first six months of 2005 compared to $600,000 for 2004. As part of the in-depth analysis as previously described, it has been determined that the credit risk of the Corporation is showing positive trends and therefore a lesser provision is required. The overall credit quality of existing assets continues to improve and as a result the Corporation has experienced a relatively low level of charge-offs over the past three years. In short, based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy in our markets, the analysis indicates that the provision appears adequate.

The reduced provision in the current year has created a slight decrease in the Allowance for Loan and Lease Losses as a percentage of total loans, however, management believes the allowance provides adequate coverage of our current loan and lease portfolio.

OTHER INCOME

Other income increased $178,000 (or 11.5%) and $44,000 (or 1.3%) in the second quarter and six months of 2005, respectively, when compared to the same periods in 2004.

As mentioned in the Securities footnote on page 10, the Corporation evaluates securities for other than temporary impairment on a quarterly basis or more frequently when economic or market conditions warrant such an evaluation. During the latest evaluation, management determined that a preferred stock issuance of the FHLMC appeared to be other than temporarily impaired. The security had a cost basis of $1,500,000 and is indexed to the two year constant maturity treasury plus 20 basis points with a reset date that occurred June 30, 2005. As the security did not meet management’s expectation for recovery at the reset date, the Corporation recorded an impairment charge of $240,000 (before tax) during the second quarter.

A positive enhancement to other income for 2005 has been the growth of earnings from the Corporation’s wealth management services. The Corporation added these services to its product mix during the second quarter of 2004 and in roughly a year the program has more than $11.3 million of assets under management which has provided $293,000 in other income to the Corporation for the six months ended June 30, 2005.

OTHER EXPENSE

Other expense increased $291,000 (or 6.3%) during the second quarter of 2005 and $577,000 (or 6.1%) in the six months of 2005 when compared to the same two periods in 2004. The increases were not concentrated in any one area or line item but were primarily the result of the Corporations increasing costs for salaries, employee benefits, outside services and insurance.

RETURN ON ASSETS

For the six months ended June 30, 2005, the Corporation’s return on average assets (“ROA”) totaled 1.22% compared to 1.15% for the same period of 2004.

RETURN ON EQUITY

The Corporation’s return on average shareholder’s equity (“ROE”) in the first six months was 13.26% compared to 12.77% for the same period in 2004.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $816,000 in the second quarter of 2005 as compared to $660,000 in the second quarter of 2004 resulting in an effective tax rate of 25.8% and 24.7%, respectively. For the six month period comparisons the effective tax rate was 23.3% in 2005 and 23.1% in 2004. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

The focus of management for 2005 is to maintain a favorable cost of funds. As mentioned in the “Funding Sources” section of this report, management is currently implementing certain strategies to accomplish this focus including reducing the cost of funds for our traditional certificates of deposit as well as deriving more funding from our lower cost deposit products. Deposit growth was minimal during the first and second quarters and is expected to be flat throughout much of 2005. In addition to deposits, the traditional funding source for the Corporation, we will continue to manage potential earnings enhancement opportunities using other borrowings such as those through the Federal Home Loan Bank of Pittsburgh (FHLB) as there are certain interest rate environments that allow for pricing opportunities from such borrowings. As mentioned previously in this analysis, the Corporation utilized borrowings from the FHLB during the second quarter to fund certain new loans added to its portfolio.

Although loan growth was flat during the first quarter, management saw significantly increased loan demand in the second quarter and has positive expectations for the remainder of the year. To increase profitability management will continue to implement a loan pricing approach that projects a desired return on investment for each proposal.

The interest rate environment always plays an important role in the future earnings of the Corporation. During 2004, the Corporation saw declining net interest margins due to a decreased yield on earning assets as compared to 2003. During 2005, management is closely monitoring the net interest margin as much of the earnings of the Corporation continue to be derived from interest income. Although the future is uncertain, management believes that interest rates will continue to increase throughout 2005 resulting in increased yields on the Corporations variable rate earning assets.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation. One promising enhancement to non interest income was the introduction of wealth management services to the Corporation’s product mix during 2005 as discussed in the Other Income section of this analysis. Like many growing entities, the Corporation must continue to monitor and manage expenses. One of the tools the Corporation uses to monitor expenses is the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2005, the Corporation’s efficiency ratio was 57.82% compared to 57.20% for the same period last year. The Corporation strives to manage expenses while recognizing that some such as increasing salary, benefits and occupancy costs are simply the result of continued growth.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2005.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan and lease losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan and Lease Losses), of the 2004 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan and lease losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2004.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/05 to 4/30/05	—	—	—	342,600
5/1/05 to 5/31/05	6,200	15.00	6,200	336,400
6/1/05 to 6/30/05	16,200	14.97	16,200	320,200

Total	22,400	$14.98	22,400

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE

CNB Financial Corporation held its Annual Meeting of Shareholders on April 19, 2005, for the purpose of electing five directors, to ratify the appointment of independent auditors, and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

Election of Directors

	William F. Falger	James J. Leitzinger	Jeffrey S. Powell	James B. Ryan	Peter F. Smith
For	6,985,244	6,991,715	6,984,945	6,992,151	6,991,041
Against or Withheld	141,189	134,718	141,488	134,282	135,392

The following directors’ terms of office as director continued after the meeting:

Robert E. Brown, Michael F. Lezzer, Dennis L. Merrey, James P. Moore, and Deborah Dick Pontzer

Results of ratification of appointment of Crowe Chizek and Company, LLC as independent auditors was as follows:

For	7,097,589
Against or Withheld	28,844

The total shares voted at the annual meeting were 7,126,433.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 4, 2005	/S/ WILLIAM F. FALGER
William F. Falger
President and Director
(Principal Executive Officer)

DATE: August 4, 2005	/S/ JOSEPH B. BOWER, JR.
Joseph B. Bower, Jr.
Treasurer and Director
(Principal Financial Officer)
(Principal Accounting Officer)