Form 10-Q
period 2005-09-30
CNB FINANCIAL CORP/PA
filed 2005-11-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of November 3, 2005

COMMON STOCK: $1.00 PAR VALUE, 9,041,399 SHARES

INDEX

Sequential Page Number
PART I.
FINANCIAL INFORMATION

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – September 30, 2005 and December 31, 2004

PAGE 4.	Consolidated Statements of Income – Three months ending September 30, 2005 and 2004

PAGE 5.	Consolidated Statements of Income – Nine months ending September 30, 2005 and 2004

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and nine month periods ending September 30, 2005 and 2004

PAGE 7.	Consolidated Statements of Cash Flows – Nine months ending September 30, 2005 and 2004

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 14.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 19.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 – Controls and Procedures

PAGE 20.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 20.	ITEM 1 Legal Proceedings

PAGE 20.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 20.	ITEM 3 Defaults Upon Senior Securities

PAGE 20.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 20.	ITEM 5 Other Information

PAGE 20.	ITEM 6 Exhibits

PAGE 21.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited) September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$14,380	$14,296
Interest bearing deposits with other financial institutions	22,820	15,616

TOTAL CASH AND CASH EQUIVALENTS	37,200	29,912
Securities available for sale	164,605	164,202
Loans held for sale	3,154	3,499
Loans	497,875	482,048
Less: unearned discount	36	111
Less: allowance for loan losses	5,602	5,585

NET LOANS	492,237	476,352
FHLB, FRB and other equity interests	4,999	4,792
Premises and equipment, net	13,962	13,761
Bank owned life insurance	13,661	13,182
Accrued interest receivable and other assets	7,287	7,655
Mortgage servicing rights	396	411
Goodwill	10,821	10,821
Intangible assets, net	394	630

TOTAL ASSETS	$748,716	$725,217

LIABILITIES
Deposits:
Non-interest bearing deposits	$75,899	$71,968
Interest bearing deposits	524,662	524,937

TOTAL DEPOSITS	600,561	596,905
Short-term borrowings	2,000	2,000
Federal Home Loan Bank advances	59,500	40,000
Accrued interest and other liabilities	6,756	7,292
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	679,127	656,507

SHAREHOLDERS’ EQUITY
Common stock $1.00 par value Authorized 10,000,000 shares Issued 9,233,750 shares	9,234	9,234
Additional paid in capital	4,150	4,243
Retained earnings	57,242	54,347
Treasury stock, at cost (187,267 shares for Sept 2005, and 123,240 shares for Dec 2004)	(2,699)	(1,796)
Accumulated other comprehensive income	1,662	2,682

TOTAL SHAREHOLDERS’ EQUITY	69,589	68,710

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$748,716	$725,217

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Dollars in thousands, except per share data)	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$8,740	$7,774
Deposits with other financial institutions	213	43
Securities:
Taxable	1,182	806
Tax-exempt	455	485
Dividends	86	209

TOTAL INTEREST AND DIVIDEND INCOME	10,676	9,317

INTEREST EXPENSE
Deposits	3,250	2,596
Borrowed funds	901	655

TOTAL INTEREST EXPENSE	4,151	3,251

Net interest income	6,525	6,066
Provision for loan losses	207	200

NET INTEREST INCOME AFTER PROVISION	6,318	5,866

OTHER INCOME
Trust & asset management fees	239	232
Service charges on deposit accounts	1,091	1,006
Other service charges and fees	119	115
Net security gains (losses)	—	152
Gains on sale of loans	32	46
Bank owned life insurance earnings	139	125
Wealth Management	126	44
Other	161	(3)

TOTAL OTHER INCOME	1,907	1,717

OTHER EXPENSES
Salaries	1,915	1,739
Employee benefits	698	795
Net occupancy expense of premises	662	629
Amortization of intangibles	127	125
Other	1,757	1,673

TOTAL OTHER EXPENSES	5,159	4,961

Income before income taxes	3,066	2,622
Applicable income taxes	781	590

NET INCOME	$2,285	$2,032

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.25	$0.22
Net income, diluted	$0.25	$0.22
DIVIDENDS PER SHARE
Cash dividends per share	$0.14	$0.13

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$25,122	$22,983
Deposits with other financial institutions	456	93
Securities:
Taxable	3,584	2,838
Tax-exempt	1,381	1,530
Dividends	246	378

TOTAL INTEREST AND DIVIDEND INCOME	30,789	27,822

INTEREST EXPENSE
Deposits	9,086	7,809
Borrowed funds	2,397	1,920

TOTAL INTEREST EXPENSE	11,483	9,729

Net interest income	19,306	18,093
Provision for loan losses	546	800

NET INTEREST INCOME AFTER PROVISION	18,760	17,293

OTHER INCOME
Trust & asset management fees	698	698
Service charges on deposit accounts	2,982	2,804
Other service charges and fees	380	352
Net security gains	63	316
Loss on other-than-temporarily impaired securities	(240)	—
Gains on sale of loans	90	103
Bank owned life insurance earnings	479	376
Wealth Management	419	140
Other	342	192

TOTAL OTHER INCOME	5,213	4,981

OTHER EXPENSES
Salaries	5,595	5,201
Employee benefits	2,178	2,200
Net occupancy expense of premises	2,032	1,941
Amortization of intangibles	382	381
Other	4,995	4,687

TOTAL OTHER EXPENSES	15,182	14,410

Income before income taxes	8,791	7,864
Applicable income taxes	2,115	1,801

NET INCOME	$6,676	$6,063

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.73	$0.66
Net income, diluted	$0.73	$0.66
DIVIDENDS PER SHARE
Cash dividends per share	$0.41	$0.39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$2,285	$2,032	$6,676	$6,063

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period, net of tax	(162)	1,524	(1,135)	(652)
Reclassification adjustment for accumulated (gains)/losses included in net income, net of tax	—	(98)	115	(205)

Other comprehensive income (loss)	(162)	1,426	(1,020)	(857)

Comprehensive income (loss)	$2,123	$3,458	$5,656	$5,206

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	9 Months Ended September 30
	2005	2004
Cash flows from operating activities:
Net Income	$6,676	$6,063
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	546	800
Depreciation and amortization	1,392	1,315
Amortization and accretion and deferred loan fees	17	38
Deferred Taxes	349	(127)
Security Gains	(63)	(316)
Loss on other-than-temporarily impaired securities	240	—
Gain on sale of loans	(90)	(103)
Net gains on dispositions of acquired property	(20)	(31)
Proceeds from sale of loans	10,367	7,613
Origination of loans for sale	(9,932)	(7,007)
Increase in Bank Owned Life Insurance	(479)	(376)
Changes in:
Interest receivable and other assets	(234)	(1,146)
Interest payable and other liabilities	(333)	(553)

Net cash provided by operating activities	8,436	6,170
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	29,180	33,842
Proceeds from sales of securities available for sale	3,048	6,262
Purchase of securities available for sale	(34,582)	(19,172)
Loan origination and payments, net	(16,070)	(27,967)
Purchase of FHLB, FRB & Other
Equity Interests	(207)	(142)
Net, purchase of premises and equipment	(1,211)	(1,500)
Proceeds from the sale of foreclosed assets	315	339

Net cash used in investing activities	(19,527)	(8,338)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	4,431	4,715
Certificates of deposit	(775)	2,040
Treasury stock purchased	(1,747)	(1,255)
Proceeds from sale of treasury stock	572	553
Proceeds from the exercise of stock options	134	127
Cash dividends paid	(3,736)	(3,545)
Net advances from long-term borrowings	17,000	—
Net advances from short-term borrowings	2,500	687

Net cash provided by financing activities	18,379	3,322

Net increase (decrease) in cash and cash equivalents	7,288	1,154
Cash and cash equivalents at beginning of year	29,912	20,981

Cash and cash equivalents at end of period	$37,200	$22,135

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,258	$9,401
Income Taxes	$2,080	$1,832
Supplemental non cash disclosures:
Transfers to other real estate owned	$38	$825

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine month periods ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2004.

COMMON STOCK PLAN

The Corporation has a common stock plan for key employees and independent directors. The Stock Incentive Plan, which is administered by the Executive Compensation and Personnel Committee, comprised of independent members of the Board of Directors, provides for the issuance of up to 625,000 shares of common stock in the form of nonqualified options. The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its common stock plan. Accordingly, no compensation expense has been recognized for the plans. No stock options were granted during the first nine months of 2005 or 2004.

As required by SFAS No.123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Corporation provides pro forma net income and pro forma earnings per share disclosures.

The following table illustrates the effects of stock options on pro forma net income and pro forma earnings per share at September 30, 2005 and 2004 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,285	$2,032	$6,676	$6,063

Pro forma compensation expense, net of tax	(15)	(27)	(286)	(81)

Pro forma net income	$2,270	$2,005	$6,390	$5,982

Earnings per share - basic
As reported	$0.25	$0.22	$0.73	$0.66
Pro forma	$0.25	0.22	0.70	0.65

Earnings per share - diluted
As reported	$0.25	$0.22	$0.73	$0.66
Pro forma	0.25	0.22	0.70	$0.65

As reported in a Form 8K dated May 16, 2005, the Corporation opted to accelerate the vesting of all unvested options with an exercise price greater than $15.00, the closing price of the Corporations common stock on the NASDAQ on May 10, 2005. As a result of the acceleration, all unvested shares granted in 2003 and 2004 became immediately exercisable resulting in the significant increase in pro forma compensation expense for the nine month period ended September 30, 2005 as compared to the prior year and noted in the preceding table.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three and nine month periods ended September 30, 2005, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive. For the three and nine month periods ended September 30, 2004, 56,250 shares were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,285	$2,032	$6,676	$6,063

Weighted-average common shares outstanding (basic)	9,071	9,098	9,102	9,139
Effect of stock options	44	45	45	58

Weighted-average common shares outstanding (diluted)	9,115	9,143	9,147	9,197

Earnings per share:
Basic	$0.25	$0.22	$0.73	$0.66
Diluted	0.25	0.22	0.73	0.66

SECURITIES

Securities at September 30, 2005 and December 31, 2004 (in thousands) are as follows:

	September 30, 2005				December 31, 2004
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$11,989	$1	$(89)	$11,901	$13,096	$—	$(85)	$13,011
U.S. Government agencies and corporations	30,667	—	(321)	30,346	30,563	—	(303)	30,260
Obligations of States and Political Subdivisions	39,443	1,865	(2)	41,306	41,712	2,567	—	44,279
Mortgage-backed securities	40,363	97	(333)	40,127	40,489	241	(50)	40,680
Corporate notes and bonds	31,868	894	(253)	32,509	26,404	1,558	(97)	27,865
Marketable equity securities	7,721	862	(167)	8,416	7,811	665	(369)	8,107

Total Securities available for sale	$162,051	$3,719	$(1,165)	$164,605	$160,075	$5,031	$(904)	$164,202

At September 30, 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$4,967	$(34)	$5,956	$(55)	$10,923	$(89)
U.S. Gov’t Agencies & Corps	10,894	(82)	18,250	(239)	29,144	(321)
Obligations of States and Political Subdivisions	1,054	(2)	—	—	1,054	(2)
Mortgage-Backed Sec.	26,597	(281)	3,604	(52)	30,201	(333)
Corporate Notes and Bonds	11,299	(188)	3,806	(65)	15,105	(253)

Marketable Equity Securities	305	(26)	1,531	(141)	1,836	(167)

	$55,116	$(613)	$33,147	$(552)	$88,263	$(1,165)

December 31, 2004

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$11,023	$(74)	$1,988	$(11)	$13,011	$(85)
U.S. Gov’t Agencies & Corps	23,282	(243)	5,977	(60)	29,259	(303)
Mortgage-Backed Sec.	11,429	(42)	2,544	(8)	13,973	(50)
Corporate Notes and Bonds	500	(7)	3,779	(90)	4,279	(97)
Marketable Equity Securities	81	(18)	1,676	(351)	1,757	(369)

	$46,315	$(384)	$15,964	$(520)	$62,279	$(904)

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

Included in the $552,000 of unrealized losses at September 30, 2005 on investment securities that have been in a continuous unrealized loss position for 12 months or more are $411,000 of unrealized losses on debt securities. Management does not believe any of the individual unrealized losses on debt securities represents an other-than-temporary impairment since these losses are primarily attributable to changes in interest rates and the Corporation has both the intent and ability to hold the debt securities to maturity.

Unrealized losses on equity securities, which compromise the remainder of the $552,000, were not individually significant and also considered to be temporary in nature.

FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

Borrowings from the FHLB at September 30, 2005 and December 31, 2004 (in thousands) are as follows:

Interest Rate	Maturity	September 30, 2005	December 31, 2004
(a)	11/03/05	$1,250	—
(b)	05/03/06	1,250	—
(c)	11/03/06	1,750	—
(d)	05/03/07	2,250	—
(e)	05/03/08	4,000	—
(f)	05/03/09	4,500	—
(g)	03/01/10	10,000	$10,000
(h)	05/03/10	4,500	—
(i)	01/03/11	10,000	10,000
(j)	01/24/12	20,000	20,000

Total FHLB Borrowings		$59,500	$40,000

(a), (b), (c), (d), (e), (f), (h) – Items (a) through (f) and (h) are fixed rate borrowings at interest rates of 3.45%, 3.69%, 3.83%, 4.00%, 4.14%, 4.35% and 4.43%, respectively.

(g) FHLB has option to float the interest rate based on the 3 month LIBOR +.16, the interest rate was 6.09% at September 30, 2005.

(i) Interest rate is fixed for one year at which time FHLB has option to float the interest rate based on the 3 month LIBOR +.20, the interest rate was 4.95% at September 30, 2005.

(j) Interest rate is fixed for two years at which time FHLB will convert it to a floating interest rate based on the 3 month LIBOR +.18 if the 3 month LIBOR is equal to or greater than 8.0%, the interest rate was 4.52% as of September 30, 2005.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows. However, management does not believe the future expense of unvested stock options as of September 30, 2005 will have a material effect on the Corporation’s results of operations.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $37,200,000 at September 30, 2005 compared to $29,912,000 on December 31, 2004. The increase in cash is primarily the result of slight deposit growth and liquidity created by borrowings from the Federal Home Loan Bank as discussed in the Funding Sources section of this analysis.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased approximately $403,000 or 0.2% since December 31, 2004. The slight increase is the result of purchases made in variable rate corporate trust preferred securities to take advantage of the rising interest rate environment. The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments.

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

LOANS

The Corporation’s lending is focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. At September 30, 2005, the Corporation had $497,839,000 in loans outstanding, net of unearned discount, an increase of $15,902,000 (or 3.3%) since December 31, 2004. The increase was primarily the result of demand for our commercial loan products including commercial mortgages. The Corporation sees commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced lenders and supporting them with quality credit analysis. The Corporation recently opened a loan production office in Erie, Pennsylvania and this new market area should begin to generate new loan growth in the near term.

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	Nine Month Periods Ended
	September 30, 2005			September 30, 2004
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$7,128	4.19%	$224	$2,990	2.85%	$64
Federal funds sold and securities purchased under agreements to resell	7,826	3.95%	232	2,524	1.53%	29
Investment Securities:
Taxable	123,690	3.86%	3,584	108,964	3.47%	2,838
Tax-Exempt (1)	38,585	6.73%	1,947	42,381	6.90%	2,192
Equity Investments (1)	12,271	3.26%	300	14,127	4.64%	492

Total Investments	189,500	4.42%	6,287	170,986	4.38%	5,615
Loans
Commercial (1)	188,106	6.83%	9,630	179,940	6.07%	8,187
Mortgage (1)	275,009	6.78%	13,981	262,353	6.61%	13,011
Installment	28,052	8.72%	1,834	30,572	8.58%	1,968
Leasing	1,291	6.09%	59	4,129	6.78%	210

Total loans (2)	492,458	6.91%	25,504	476,994	6.53%	23,376

Total earning assets	681,958	6.22%	31,791	647,980	5.97%	28,991
Non Interest Bearing Assets
Cash & Due From Banks	15,908		—	14,197		—
Premises & Equipment	14,115		—	12,962		—
Other Assets	38,535		—	39,449		—
Allowance for Possible Loan Losses	(5,594)		—	(5,936)		—

Total Non-interest earning assets	62,964	—	—	60,672	—	—

Total Assets	$744,922		$31,791	$708,652		$28,991

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$144,123	0.69%	$746	$126,753	0.28%	$266
Savings	71,824	0.60%	324	77,150	0.62%	358
Time	314,108	3.40%	8,016	308,832	3.10%	7,185

Total interest-bearing deposits	530,055	2.29%	9,086	512,735	2.03%	7,809
Short-term borrowings	4,185	1.53%	48	4,376	0.79%	26
Long-term borrowings	51,143	4.84%	1,855	40,000	5.10%	1,530
Subordinated Debentures	10,000	6.59%	494	10,000	4.85%	364

Total interest-bearing liabilities	595,383	2.57%	11,483	567,111	2.29%	9,729
Demand - non-interest-bearing	73,095		—	67,958		—
Other liabilities	6,830		—	6,257		—

Total Liabilities	675,308		11,483	641,326		9,729
Shareholders’ equity	69,614		—	67,326		—

Total Liabilities and Shareholders’ Equity	$744,922		11,483	$708,652		9,729

Interest income/earning assets		6.22%	31,791		5.97%	28,991
Interest expense/interest bearing liabilities		2.57%	11,483		2.29%	9,729

Net Interest Spread		3.64%	$20,308		3.68%	$19,262

Interest Income/Interest Earning Assets		6.22%	$31,791		5.97%	$28,991
Interest expense/Interest Earning Assets		2.25%	11,483		2.00%	9,729

Net Interest Margin		3.97%	$20,308		3.96%	$19,262

(1)	The amounts are reflected on a fully tax equity basis using the federal statutory rate of 34% in 2005 and 2004, adjusted for certain tax preferences.
(2)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

	Periods Ending
($’s in thousands)	September 30, 2005	Dec. 31, 2004	September 30, 2004
Balance at beginning of Period	$5,585	$5,764	$5,764
Charge-offs:
Commercial and financial	—	51	29
Commercial mortgages	127	226	201
Residential mortgages	72	147	94
Installment	285	409	296
Lease receivables	—	30	16
Overdrafts	217	236	—

	701	1,099	636

Recoveries:
Commercial and financial	—	1	—
Commercial mortgages	18	13	13
Residential mortgages	—	20	19
Installment	83	56	40
Lease receivables	1	9	3
Overdrafts	70	21	—

	172	120	75

Net charge-offs:	(529)	(979)	(561)
Provision for loan losses	546	800	800

Balance at end-of-period	$5,602	$5,585	$6,003

Loans, net of unearned	$497,839	$481,937	$486,137
Allowance to net loans	1.13%	1.16%	1.23%
Net charge-offs to average loans	0.14%	0.21%	0.16%

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

The allowance coverage of net loans has decreased slightly over the past nine months. Through the analysis methodology detailed above, the coverage during the period was considered appropriate and adequate based on the Corporation’s current risk profile. The adequacy of the allowance for loan losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable incurred losses in the portfolio as of September 30, 2005.

Management continues to closely monitor loan delinquency and loan losses. Non-performing assets, which include loans 90 or more days past due, non-accrual loans and other real estate owned, were $3,497,000 or 0.47% of total assets on September 30, 2005 compared to $2,690,000 or 0.37% on December 31, 2004. The increase was primarily caused by one large commercial loan that management placed on nonaccrual due to the borrowers inability to make regular payments. The bank has a first lien on the commercial property and considers its risk of loss to be minimal.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main focus for source of funds in the Corporation, reaching $600,561,000 at September 30, 2005. Deposits have increased only 0.6% since year-end 2004. The Corporation is currently implementing strategies to decrease its cost of funds from interest bearing deposits by shifting more dollars into lower interest bearing deposits throughout 2005.

The Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. As discussed in the loans section of this analysis, the Corporation experienced demand for its commercial loan products during the first nine months of the year. As previously mentioned, deposits have increased only 0.6% since December 31, 2004 and during the second quarter management accessed $19,500,000 in FHLB borrowings to fund certain new loans. The borrowings are fixed rate and have maturity dates ranging from six months to five years. Management plans to maintain access to short and long-term FHLB borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $69,589,000 at September 30, 2005 compared to $68,710,000 at December 31, 2004, an increase of $879,000 or 1.3%. In the first nine months of 2005, the Corporation earned $6,676,000 and declared dividends of $3,782,000, a dividend payout ratio of 56.7% of net income. This growth was offset by an increase in treasury stock and a decline in the securities market value as discussed below.

During the first nine months of 2005, the Corporation continued to repurchase shares of its own stock under a publicly announced plan. This strategy is the primary reason for the increase in treasury stock of 64,027 shares or $903,000 since December 31, 2004.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. The Federal Open Market Committee raised the federal discount rate by 150 basis points in the first nine months of 2005. This situation affected the market value of various securities in the Corporation’s portfolio and caused a decrease in accumulated other comprehensive income, included in shareholders’ equity, of $1,020,000 since December 31, 2004.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.57% at September 30, 2005 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.55% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2005 was 9.15%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2005:

Commitments to extend credit	$133,983
Standby letters of credit	13,381

$147,364

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,285,000 and $6,676,000 for the third quarter and first nine months of 2005, respectively. The earnings per diluted share for the respective periods were $0.25 and $0.73. Net income was $2,032,000 and $6,063,000 for the third quarter and first nine months of 2004, which equates to earnings per diluted share of $0.22 and $0.66, respectively. The return on assets and the return on equity for the nine months of 2005 are 1.19% and 12.79% as compared to 1.14% and 12.01% for the first nine months of 2004.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,525,000 in the third quarter, an increase of $459,000 (or 7.6%) over the third quarter of 2004 and totaled $19,306,000 for the nine months of 2005, an increase of 6.7% as compared to the first nine months of 2004. Total interest and dividend income increased by $1,359,000 (or 14.6%) as compared to the third quarter of 2004 while total interest expense increased $900,000 (or 27.7%) as compared to the third quarter of 2004. The primary reason for the growth in interest income stems from an improved level of average earning assets and increasing yields. As noted on page 13 of this analysis, the Corporation’s average earning assets have increased by $33,978,000 from $647,980,000 for the nine months ended September 30, 2004 to $681,958,000 for the nine months ended September 30, 2005 while annual yields have increased from 5.97% to 6.22% for the same two periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan and lease losses in the third quarter of $207,000 compared to $200,000 in the third quarter of 2004 and $546,000 for the first nine months of 2005 compared to $800,000 for 2004. As part of the in-depth analysis as previously described, it has been determined that the credit risk of the Corporation is showing positive trends and therefore a lesser year to date provision is required. The overall credit quality of existing assets is consistent and has improved slightly and as a result the Corporation has experienced a consistent and relatively low level of charge-offs over the past three years. In short, based on managements’ evaluation of problem loans, criticized assets and charge-offs in the loan portfolio and the overall effects of the economy in our markets, the analysis indicates that the provision appears adequate. The reduced provision in the current year has created a slight decrease in the Allowance for Loan Losses as a percentage of total loans, however, management believes the allowance provides adequate coverage of our current loan portfolio.

OTHER INCOME

Other income increased $190,000 (or 11.1%) and $232,000 (or 4.7%) in the third quarter and nine months of 2005, respectively, when compared to the same periods in 2004.

A loss on other than temporarily impaired securities negatively affected other income for the nine months ended September 30, 2005. As mentioned in the Securities footnote on page 10, the Corporation evaluates securities for other than temporary impairment on a quarterly basis or more frequently when economic or market conditions warrant such an evaluation. During the second quarter evaluation, management determined that a preferred stock issuance of the FHLMC appeared to be other than temporarily impaired. The security had a cost basis of $1,500,000 and is indexed to the two year constant maturity treasury plus 20 basis points with a reset date that occurred June 30, 2005. As the security did not meet management’s expectation for recovery at the reset date, the Corporation recorded an impairment charge of $240,000 (before tax) during the second quarter.

A positive enhancement to other income for 2005 has been the growth of earnings from the Corporation’s wealth management services. The Corporation added these services to its product mix during the second quarter of 2004 and in a little more than a year the program has more than $15 million of assets under management which has provided $419,000 in other income to the Corporation for the nine months ended September 30, 2005 compared to $140,000 for the nine months ended September 30, 2004.

OTHER EXPENSE

Other expense increased $198,000 (or 4.0%) during the third quarter of 2005 and $772,000 (or 5.4%) in the nine months of 2005 when compared to the same two periods in 2004. The increases were not concentrated in any one area or line item but were primarily the result of the Corporations increasing costs for salaries, outside services and insurance.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $781,000 in the third quarter of 2005 as compared to $590,000 in the third quarter of 2004 resulting in an effective tax rate of 25.5% and 22.5%, respectively. For the nine month period comparisons the effective tax rate was 24.1% in 2005 and 22.9% in 2004. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

The focus of management for 2005 is to maintain a favorable cost of funds. As mentioned in the “Funding Sources” section of this report, management is currently implementing certain strategies to accomplish this focus including reducing the cost of funds for our traditional certificates of deposit as well as deriving more funding from our lower cost deposit products. Deposit growth was minimal during the first three quarters and is expected to be flat throughout the remainder of 2005. In addition to deposits, the traditional funding source for the Corporation, we will continue to manage potential earnings enhancement opportunities using other borrowings such as those through the Federal Home Loan Bank of Pittsburgh (FHLB) as there are certain interest rate environments that allow for pricing opportunities from such borrowings. As mentioned previously in this analysis, the Corporation utilized borrowings from the FHLB during the second quarter of 2005 to fund certain new loans added to its portfolio.

The Corporation’s loan growth was moderate throughout the first nine months of 2005. Management expects this moderate trend to continue in the near term in our traditional market areas but has positive expectations due to anticipated demand for our commercial loan products as we enter the Erie Pennsylvania market area as discussed in the loans section of this analysis. To increase profitability management will continue to implement a loan pricing approach that projects a desired return on investment for each proposal.

The interest rate environment always plays an important role in the future earnings of the Corporation. Management continues to closely monitor the net interest margin as much of the earnings of the Corporation continue to be derived from interest income. As mentioned in the Income and Expense portion of this analysis, the Corporation has increasing levels of average earning assets as well as increasing yields. Although the future is uncertain, management believes that interest rates will continue to increase in the near term resulting in increased profitability from the Corporation’s variable rate earning assets.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the Corporation. One promising enhancement to non interest income was the introduction of wealth management services to the Corporation’s product mix during 2004 as discussed in the Other Income section of this analysis. Like many growing entities, the Corporation must continue to monitor and manage expenses. One of the tools the Corporation uses to monitor expenses is the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2005, the Corporation’s efficiency ratio was 57.33% compared to 57.89% for the same period last year. The Corporation strives to manage expenses while recognizing that some such as increasing costs for salaries, occupancy, outside services and insurance are simply the result of continued growth. As reported in a Form 8K dated October 19, 2005, the Corporation is beginning the process of expanding its banking franchise into the Erie, Pennsylvania market. The Corporation realizes that expenses related to the new venture may out pace related revenues in the near term but believes the long term growth potential is more than worth the near term cost.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, management feels the Corporation is positioned to enhance performance of normal operations through the remainder of 2005.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan and Lease Losses), of the 2004 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan and lease losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2004.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/05 to 7/31/05	21,130	14.94	20,000	300,200
8/1/05 to 8/31/05	12,500	14.95	12,500	287,700
9/1/05 to 9/30/05	37,272	14.95	28,400	259,300

Total	70,902	$14.95	60,900

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 3, 2005	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: November 3, 2005	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
Treasurer and Director
(Principal Financial Officer)
(Principal Accounting Officer)