Form 10-K
period 2005-12-31
CNB FINANCIAL CORP/PA
filed 2006-03-15
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $1.00 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer   ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2005.

Common Stock, $1.00 Par Value - $132,266,066

The number of shares outstanding of the registrant’s common stock as of March 9, 2006:

Common Stock, $1.00 Par Value - 8,977,926 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders’ Report for the year ended December 31, 2005 are incorporated by reference into Part I and Part II pursuant to Section 13 of the Act.

Portions of the proxy statement for the annual shareholders’ meeting on April 18, 2006 are incorporated by reference into Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

Exhibit index is located on sequentially numbered page 16.

PART I.

ITEM 1.	BUSINESS

CNB FINANCIAL CORPORATION

CNB Financial Corporation (the Corporation) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Financial Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank (the Bank), a national banking chartered institution. The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto. The Corporation is currently engaged in five non-banking activities through its wholly owned subsidiaries CNB Investment Corporation, CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation. CNB Investment Corporation was formed in November 1998 to hold and manage investments that were previously owned by County National Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments. CNB Securities Corporation has a similar purpose to CNB Investment Corporation and was formed in 2005. County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona. The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank. CNB Insurance Agency was established in February of 2003. The company provides fixed annuity products to banking customers. The Corporation’s newest subsidiary, Holiday Financial Services Corporation, was formed in the third quarter of 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Finally, in addition to these operating subsidiaries, the Corporation has a wholly owned affiliate, CNB Statutory Trust I, which is accounted for using the equity method based on the nature and purpose of the entity.

The Corporation does not currently engage in any operating business activities, other than the ownership and management of County National Bank, CNB Investment Corporation, CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation.

COUNTY NATIONAL BANK

The Bank is a nationally chartered banking institution incorporated in 1934. The Bank’s Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania. The primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean, Cambria and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. In August of 2005, the Bank established a loan production office in Erie, Pennsylvania to begin offering commercial loan service to businesses located within Erie and Erie County. In 2006, the Bank plans to open several offices throughout the Erie area and start operations doing business as ERIEBANK, a division of County National Bank. The primary market area for the ERIEBANK division will be the north western Pennsylvania county of Erie including the city of Erie.

The approximate population of the general trade area is 450,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

In addition to the Main Office, the Bank has 19 full-service branch offices, 1 limited service branch facility, and 3 loan production offices located in various communities in its market area.

The Bank is a full-service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, and time deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services such as wealth management. Its trust division offers a full range of client services.

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

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

WILLIAM F. FALGER	58	PRESIDENT AND CHIEF EXECUTIVE OFFICER, CNB FINANCIAL CORPORATION, SINCE 1/1/01;

		PRESIDENT AND CHIEF EXECUTIVE OFFICER, COUNTY NATIONAL BANK, SINCE 1/01/93.

JOSEPH B. BOWER, JR.	42	SECRETARY, SINCE 12/31/03 & TREASURER, CNB FINANCIAL CORPORATION, SINCE 11/18/97 EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER, SINCE 12/31/03 AND PREVIOUSLY CHIEF FINANCIAL OFFICER, COUNTY NATIONAL BANK, SINCE 11/10/97

MARK D. BREAKEY	47	SENIOR VICE PRESIDENT AND CREDIT RISK MANAGER, COUNTY NATIONAL BANK, SINCE 5/95

DONALD E. SHAWLEY	50	SENIOR VICE PRESIDENT, COUNTY NATIONAL BANK, SINCE 9/29/98. TRUST OFFICER SINCE 11/1/85.

RICHARD L. SLOPPY	55	SENIOR VICE PRESIDENT AND SENIOR LOAN OFFICER, COUNTY NATIONAL BANK, SINCE 1/1/04

Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

The Corporation has no employees who are not employees of County National Bank except for five individuals hired during 2005 who are employees of Holiday Financial Services Corporation. As of December 31, 2005, the Corporation had a total of 246 employees of which 200 were full time and 46 were part time.

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

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2005			December 31, 2004			December 31, 2003
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$7,422	4.26%	$316	$3,484	3.36%	$117	$1,818	2.42%	$44
Federal funds sold and securities purchased under agreements to resell	9,576	4.11%	394	6,246	1.92%	120	13,395	1.34%	180
Securities:
Taxable (1)	120,938	3.99%	4,817	108,437	3.45%	3,746	117,018	3.81%	4,457
Tax-Exempt (1, 2)	40,784	6.67%	2,593	41,508	6.94%	2,881	45,297	6.90%	3,125
Equity Securities (1, 2)	13,013	3.21%	403	14,027	3.95%	554	13,576	3.73%	507

Total Securities	191,733	4.95%	8,523	173,702	4.27%	7,418	191,104	4.35%	8,313
Loans
Commercial (2)	187,985	6.94%	13,043	180,422	6.19%	11,163	147,719	6.19%	9,141
Mortgage (2)	278,256	6.85%	19,055	263,083	6.65%	17,495	247,365	7.25%	17,927
Installment	27,905	9.05%	2,526	30,178	8.70%	2,626	34,496	8.64%	2,981
Leasing	1,146	6.11%	70	3,669	6.70%	246	8,955	6.91%	619

Total Loans (3)	495,292	7.00%	34,694	477,352	6.61%	31,530	438,535	6.99%	30,668
Total earning assets	687,025	6.29%	43,217	651,054	5.98%	38,948	629,639	6.19%	38,981
Non Interest Bearing Assets
Cash & Due From Banks	16,323			14,268			15,130
Premises & Equipment	14,069			13,124			12,723
Other Assets	35,734			39,311			39,458
Allowance for Loan Losses	(5,596)			(5,904)			(5,627)

Total Non Interest Earning Assets	60,530			60,799			61,684

Total Assets	$747,555		$43,217	$711,853		$38,948	$691,323		$38,981

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$142,298	0.76%	$1,084	$127,272	0.29%	$373	$127,965	0.44%	$563
Savings	70,436	0.60%	423	76,440	0.62%	473	77,578	0.90%	696
Time	317,444	3.50%	11,126	311,227	3.12%	9,705	301,254	3.19%	9,623

Total interest-bearing deposits	530,178	2.38%	12,633	514,939	2.05%	10,551	506,797	2.15%	10,882
Short-term borrowings	3,509	1.68%	59	3,739	0.88%	33	1,654	0.67%	11
Long-term borrowings	53,102	4.85%	2,578	40,000	5.10%	2,041	40,000	5.09%	2,036
Subordinated Debentures	10,000	6.85%	685	10,000	5.03%	503	10,000	4.71%	471

Total interest-bearing liabilities	596,789	2.67%	15,955	568,678	2.31%	13,128	558,451	2.40%	13,400
Demand - non-interest-bearing	74,454			68,986			60,124
Other liabilities	6,577			6,576			8,230

Total Liabilities	677,820		15,955	644,240		13,128	626,805		13,400
Shareholders’ Equity	69,735			67,613			64,518

Total Liabilities and Shareholders’ Equity	$747,555		$15,955	$711,853		$13,128	$691,323		$13,400

Interest Income/Earning Assets		6.29%	$43,217		5.98%	$38,948		6.19%	$38,981
Interest Expense/Interest Bearing Liabilities		2.67%	15,955		2.31%	13,128		2.40%	13,400

Net Interest Spread		3.62%	$27,262		3.67%	$25,820		3.79%	$25,581

Interest Income/Interest Earning Assets		6.29%	$43,217		5.98%	$38,948		6.19%	$38,981
Interest Expense/Interest Earning Assets		2.32%	15,955		2.02%	13,128		2.13%	13,400

Net Interest Margin		3.97%	$27,262		3.97%	$25,820		4.06%	$25,581

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields are stated on a fully taxable equivalent basis.

(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2005 over (under) 2004 Due to Change In			For Twelve Months Ended December 31, 2004 over (under) 2003 Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Assets
Interest-Bearing Deposits with Banks	$132	$67	$199	$40	$33	$73
Federal Funds Sold and securities purchased under agreements to resell	64	210	274	(96)	36	(60)
Securities:
Taxable	432	648	1,080	(327)	(384)	(711)
Tax-Exempt	(50)	(110)	(160)	(261)	17	(244)
Equity Securities	(40)	(96)	(136)	17	30	47

Total Securities	538	719	1,255	(627)	(268)	(895)
Loans
Commercial	468	1,412	1,880	2,024	(2)	2,022
Mortgage	1,009	551	1,560	1,139	(1,571)	(432)
Installment	(198)	98	(100)	(373)	18	(355)
Leasing	(169)	(7)	(176)	(365)	(8)	(373)

Total Loans	1,110	2,054	3,164	2,425	(1,563)	862

Total Earning Assets	$1,648	$2,773	$4,419	$1,798	($1,831)	($33)

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - Interest-Bearing	$44	$667	$711	($3)	($187)	($190)
Savings	(37)	(13)	(50)	(10)	(213)	(223)
Time	194	1,227	1,421	319	(237)	82

Total Interest-Bearing Deposits	201	1,881	2,082	306	(637)	(331)
Short-Term Borrowings	(2)	28	26	14	8	22
Long-Term Borrowings	669	(132)	537	0	5	5
Subordinated debentures	0	182	182	0	32	32

Total Interest-Bearing Liabilities	$868	$1,959	$2,827	$320	($592)	($272)

Change in Net Interest Income	$780	$814	$1,592	$1,478	($1,239)	$239

1.	The change in interest due to both volume and rate had been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

2.	Included in interest income is $1,815, $1,992 and $1,878 of fees for the years ending 2005, 2004 and 2003, respectively.

Securities

(Dollars In Thousands)

	December 31, 2005				December 31, 2004				December 31, 2003
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale:
U.S. Treasury	$11,961	$—	$111	$11,850	$13,096	$—	$85	$13,011	$13,282	$62	$6	$13,338
U.S. Government agencies and corporations	31,378	6	415	$30,969	30,563	—	303	30,260	30,312	162	35	30,439
Obligations of States and Political Subdivisions	39,352	1,340	20	$40,672	41,712	2,567	—	44,279	45,401	3,294	—	48,695
Other Debt Securities	69,727	886	738	$69,875	66,893	1,799	147	68,545	73,171	2,384	279	75,276
Marketable Equity Securities	7,688	986	143	$8,531	7,811	665	369	8,107	8,962	558	1,365	8,155

	$160,106	$3,218	$1,427	$161,897	$160,075	$5,031	$904	$164,202	$171,128	$6,460	$1,685	$175,903

Maturity Distribution of Securities

(Dollars In Thousands)

December 31, 2005

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligation and Other Asset Backed Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities Available for Sale:
U.S. Treasury	$5,936	2.32%	$5,914	3.95%	—		—		—
U.S. Government agencies and corporations	14,913	2.57%	16,056	4.05%	—		—		—
Obligations of States and Political Subdivisions	1,095	6.80%	6,455	6.50%	$10,937	6.76%	$22,185	6.87%	—
Other Debt Securities	1,004	6.37%	12,224	6.51%	—		17,220	5.88%	$39,427	4.35%

TOTAL	$22,948	2.87%	$40,649	5.16%	$10,937	6.76%	$39,405	6.44%	$39,427	4.35%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental agencies.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2005	2004	2003	2002	2001
Commercial, Financial and Agricultural	$194,044	$187,261	$168,794	$130,121	$98,745
Residential Mortgage	153,130	149,621	141,720	143,569	154,115
Commercial Mortgage	135,417	115,566	110,951	97,928	73,904
Installment	27,840	27,526	30,910	36,289	39,442
Lease Receivables	611	2,074	6,285	13,600	22,249

GROSS LOANS	511,042	482,048	458,660	421,507	388,455
Less: Unearned Income	25	111	411	1,143	2,282

TOTAL LOANS NET OF UNEARNED	$511,017	$481,937	$458,249	$420,364	$386,173

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2005
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, Financial and Agricultural
Loans With Predetermined Rate	$16,755	$54,913	$12,132	$83,800
Loans With Floating Rate	71,727	27,824	10,693	110,244

	$88,482	$82,737	$22,825	$194,044

C. RISK ELEMENTS

	2005	2004	2003	2002	2001
Loans on non-accrual basis	$1,561	$1,683	$1,873	$1,830	$1,174
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	462	177	1,076	1,106	432

	$2,023	$1,860	$2,949	$2,936	$1,606

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2005 was $93. Interest income which would have been recorded on these loans had they been on accrual status was $300.

2.	Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3.	At December 31, 2005 there was $14,642 in loans which are considered problem loans which were not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses

Years Ended December 31,	2005	2004	2003	2002	2001
Balance at beginning of Period	$5,585	$5,764	$5,036	$4,095	$3,879
Charge-Offs:
Commercial, Financial and Agricultural	16	51	19	152	38
Commercial Mortgages	135	226	174	82	162
Residential Mortgages	152	147	109	127	87
Installment	372	409	511	468	494
Overdraft Deposit Accounts	300	236	—	—	—
Leasing	—	30	111	235	234

	975	1,099	924	1,064	1,015
Recoveries:
Commercial, Financial and Agricultural	1	1	—	1	1
Commercial Mortgages	18	13	—	52	4
Residential Mortgages	—	20	3	—	8
Installment	99	56	80	87	83
Overdraft Deposit Accounts	91	21	—	—	—
Leasing	1	9	34	65	55

	210	120	117	205	151
Net Charge-Offs:	(765)	(979)	(807)	(859)	(864)
Provision for Loan Losses	783	800	1,535	1,800	1,080
Adjustments due to acquisitions	—	—	—	—	—

Balance at End-of-Period	$5,603	$5,585	$5,764	$5,036	$4,095

Percentage of net charge-offs during the period to average loans outstanding	0.15	0.21	0.18	0.21	0.23

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2005 % of Loans in each Category		2004 % of Loans in each Category		2003 % of Loans in each Category		2002 % of Loans in each Category		2001 % of Loans in each Category
	Amount		Amount		Amount		Amount		Amount
Domestic:
Real Estate Mortgages	$2,434	56.21%	$2,400	55.01%	$2,042	55.09%	$1,428	57.29%	$1,026	58.70%
Installment	486	5.42%	446	5.74%	497	6.74%	490	8.61%	519	10.15%
Commercial, Financial and Agricultural	2,365	37.80%	2,396	38.23%	2,472	36.80%	1,776	30.87%	1,066	25.42%
Overdraft Deposit Accounts	261	0.45%	308	0.61%	—		—		—
Leasing	16	0.12%	20	0.41%	79	1.37%	178	3.23%	212	5.73%
Unallocated	41	0.00%	15	0.00%	674	0.00%	1,164	0.00%	1,272	0.00%

TOTALS	$5,603	100.00%	$5,585	100.00%	$5,764	100.00%	$5,036	100.00%	$4,095	100.00%

1.	In determining the allocation of the allowance for loan losses, County National Bank considers economic trends, historical patterns and specific credit reviews.

2.	With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

Analysis of the Allowance for Loan Losses

The unallocated component of the allowance for loan losses has declined over the last several years as management has refined its methodology for monitoring and measuring credit risk. In 2004 and 2005, additional individual loans were subject to specific review, resulting in an increase in specific allowance allocations. In addition, consideration of current economic risk factors were applied to individual pools of homogeneous pools of loans. In prior years, economic risk factors were applied to the portfolio of loans as a whole and were reflected as unallocated.

DEPOSITS

(Dollars In Thousand)

	2005		2004		2003
December 31,	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand - Non Interest Bearing	$74,454		$68,986		$60,124
Demand - Interest Bearing	142,298	0.76%	127,272	0.29%	127,965	0.44%
Savings Deposits	70,436	0.60%	76,440	0.62%	77,578	0.90%
Time Deposits	317,444	3.50%	311,227	3.12%	301,254	3.19%

TOTAL	$604,632		$583,925		$566,921

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2005

(Dollars In Thousands)

Maturing in:

Three months or less	$10,697
Greater than three months and through six months	4,658
Greater than six months and through twelve months	7,869
Greater than twelve months	76,318

$99,542

Key ratios for the Corporation for the years ended December 31, 2005 and 2004 appear in the Annual Shareholders’ Report for the year ended December 31, 2005 under the caption “Selected Financial Data” on pages 31 and 32 and are incorporated herein by reference. Short-term borrowings for the Corporation were less on average than 30% of the Corporation’s stockholders’ equity at December 31, 2005.

ITEM 1A.	RISK FACTORS

Investments in CNB Financial Corporation common stock involve risk. The market price of CNB Financial Corporation common stock may fluctuate significantly in response to a number of items which are mainly beyond the control of the Corporation and could include, but are not limited to, the following:

•	Changes in the market valuations of similar corporations

•	Changes in interest rates

•	Volatility of stock market prices and volumes

•	Rumors or erroneous information

•	New developments in the financial services industry

•	Variations in quarterly or annual operating results

•	Litigation or regulatory actions

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

If CNB Financial Corporation does not adjust to future changes in the financial services industry, it’s financial performance may suffer. As such, the Corporations ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

Future governmental regulation and legislation could limit growth. CNB Financial Corporation and its subsidiaries are subject to extensive regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect CNB Financial Corporation’s ability to deliver or expand its services and diminish the value of its business.

Changes in interest rates could reduce income and cash flow. CNB Financial Corporation’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond CNB Financial Corporation’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

Additional factors could have a negative effect on the financial performance of CNB Financial Corporation and CNB Financial Corporation common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, litigation, regulatory actions, and losses.

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 19 full-service, 1 limited service office, and 3 loan production offices. Of these 23 offices, 17 are owned and 6 are leased from independent owners. Holiday Financial Services Corporation has one full-service office which is leased from an independent owner. There are no incumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses.

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

Information relating to the Corporation’s common stock is on page 30 of the Annual Shareholders’ Report for the year ended December 31, 2005 and is incorporated herein by reference. There were 8,977,926 registered shareholders of record as of March 9, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/05 to 10/31/05	11,396	$14.53	8,000	354,600
11/1/05 to 11/30/05	7,000	14.26	7,000	347,600
12/1/05 to 12/31/05	17,875	14.25	17,875	329,725

Total	36,271	$14.34	32,875

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is presented on pages 31 and 32 of the Annual Shareholders’ Report for the year ended December 31, 2005 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is presented on pages 33 to 42 of the Annual Shareholders’ Report for the year ended December 31, 2005 and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is presented on pages 40 and 41 of the Annual Shareholders’ Report for the year ended December 31, 2005 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and reports, which appear in the Annual Shareholders’ Report for the year ended December 31, 2005, are incorporated herein by reference:

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities and Exchange Act of 1934, including this annual report on Form 10-K for the period ended December 31, 2005, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 27 of our 2005 Annual Report to Shareholders, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria and is effective. Our auditors attested to the fairness of our assessment that we maintained effective internal control over financial reporting and their report is included on page 28 of our Annual Report to Shareholders.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9B.	OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2005 that were not filed.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Corporation’s directors appears on pages 3 and 4 of the Proxy Statement for the Annual Meeting to be held on April 18, 2006 and is incorporated herein by reference. Information relating to Executive Officers is included in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is presented on pages 8-11 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2006 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is presented on pages 2-4 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2006 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is presented on page 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2006 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND PROCEDURES

Information concerning principal accountant fees and procedures is incorporated herein by reference to the “Concerning the Independent Public Accountants” section of the proxy statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about March 15, 2006.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A) The following documents are filed as a part of this report:

1. The following financial statements and reports of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Condition at December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements

2. All financial statement schedules are omitted since they are not applicable.

3. The following exhibits:

EXHIBIT NUMBER	DESCRIPTION

3 i	Articles of Incorporation filed in the 2004 Form 10-K incorporated herein by reference

3 ii	By-Laws filed in the 2004 Form 10-K incorporated herin by reference

10(iii)-1	Employment Contract, President and CEO, filed herewith*

10(iii)-2	Form of employment contract for Other Executive Officer, Joseph B. Bower, Jr., filed herewith*

10(iii)-3	Stock Option Plan filed in the 1999 Proxy Statement Form DEF 14A incorporated herein by reference

13	Portions of Annual Report to Shareholders for 2005, filed herewith

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certifications (CEO and Principal Financial Officer)

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

Date:	March 15, 2006	By:	/s/ William F. Falger
WILLIAM F. FALGER President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

/s/ William F. Falger WILLIAM F. FALGER President and Chief Executive Officer, Director	/s/ William R. Owens WILLIAM R. OWENS, Director

/s/ Robert E. Brown ROBERT E. BROWN, Director	/s/ Deborah Dick Pontzer DEBORAH DICK PONTZER, Director

/s/ James J. Leitzinger JAMES J. LEITZINGER, Director	/s/ Jeffrey S. Powell JEFFREY S. POWELL, Director

/s/ Michael F. Lezzer MICHAEL F. LEZZER, Director	/s/ James B. Ryan JAMES B. RYAN, Director

/s/ Dennis L. Merrey DENNIS L. MERREY, Director	/s/ Peter F. Smith PETER F. SMITH, Director

/s/ Robert W. Montler ROBERT W. MONTLER, Director