Form 10-Q
period 2006-03-31
CNB FINANCIAL CORP/PA
filed 2006-05-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of the issuer’s common stock as of May 5, 2006

COMMON STOCK: $1.00 PAR VALUE, 8,991,141 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – March 31, 2006 and December 31, 2005

PAGE 4.	Consolidated Statements of Income – Three months ending March 31, 2006 and 2005

PAGE 5.	Consolidated Statements of Comprehensive Income for the three month period ending March 31, 2006 and 2005

PAGE 6.	Consolidated Statements of Cash Flows – Three months ending March 31, 2006 and 2005

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 14.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 19.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 20.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 21.	ITEM 1 Legal Proceedings

PAGE 21.	ITEM 1A. Risk Factors

PAGE 21.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 21.	ITEM 3 Defaults Upon Senior Securities

PAGE 21.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 21.	ITEM 5 Other Information

PAGE 21.	ITEM 6 Exhibits

PAGE 22.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited) March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$13,226	$19,146
Interest bearing deposits with other financial institutions	14,959	23,871

TOTAL CASH AND CASH EQUIVALENTS	28,185	43,017
Securities available for sale	163,403	161,897
Loans held for sale	4,547	2,733
Loans	526,979	511,042
Less: unearned discount	377	429
Less: allowance for loan losses	5,769	5,603

NET LOANS	520,833	505,010
FHLB, FRB and other equity interests	4,800	4,789
Premises and equipment, net	13,794	13,912
Bank owned life insurance	13,964	13,797
Accrued interest receivable and other assets	7,553	6,869
Mortgage servicing rights	413	373
Goodwill	10,821	10,821
Intangible assets, net	697	800

TOTAL ASSETS	$769,010	$764,018

LIABILITIES
Deposits:
Non-interest bearing deposits	$80,176	$80,874
Interest bearing deposits	543,583	537,629

TOTAL DEPOSITS	623,759	618,503
Short-term borrowings	198	2,000
Federal Home Loan Bank advances	58,250	58,250
Accrued interest and other liabilities	6,499	4,987
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	699,016	694,050
SHAREHOLDERS’ EQUITY
Common stock $1.00 par value
Authorized 10,000,000 shares
Issued 9,233,750 shares	9,234	9,234
Additional paid in capital	4,015	4,160
Retained earnings	59,612	58,439
Treasury stock, at cost (248,884 shares for Mar 2006, and 209,596 shares for Dec 2005)	(3,602)	(3,031)
Accumulated other comprehensive income	735	1,166

TOTAL SHAREHOLDERS’ EQUITY	69,994	69,968

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$769,010	$764,018

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$9,434	$7,931
Deposits with other financial institutions	258	149
Securities:
Taxable	1,289	1,176
Tax-exempt	437	468
Dividends	90	72

TOTAL INTEREST AND DIVIDEND INCOME	11,508	9,796

INTEREST EXPENSE
Deposits	3,783	2,871
Borrowed funds	903	659

TOTAL INTEREST EXPENSE	4,686	3,530

Net interest income	6,822	6,266
Provision for loan losses	365	167

NET INTEREST INCOME AFTER PROVISION	6,457	6,099

OTHER INCOME
Trust & asset management fees	255	220
Service charges on deposit accounts	956	885
Other service charges and fees	149	132
Net security gains	341	—
Mortgage Servicing Income	54	27
Bank owned life insurance earnings	167	181
Wealth Management	114	93
Other	127	(11)

TOTAL OTHER INCOME	2,163	1,527

OTHER EXPENSES
Salaries & Benefits	2,668	2,555
Net occupancy expense of premises	738	702
Amortization of intangibles	103	79
Other	1,933	1,725

TOTAL OTHER EXPENSES	5,442	5,061

Income before income taxes	3,178	2,565
Applicable income taxes	747	518

NET INCOME	$2,431	$2,047

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.27	$0.22
Net income, diluted	$0.27	$0.22
DIVIDENDS PER SHARE
Cash dividends per share	$0.14	$0.13

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Net Income	$2,431	$2,047
Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period, net of tax	(209)	(1,330)
Reclassification adjustment for accumulated (gains)/losses included in net income, net of tax	(222)	—

Other comprehensive loss	(431)	(1,330)

Comprehensive income	$2,000	$717

CONSOLIDATED STATEMENTS OF CASHFLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	3 Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net Income	$2,431	$2,047
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	365	167
Depreciation and amortization	469	463
Amortization and accretion and deferred loan fees	(88)	60
Deferred taxes	(37)	443
Security gains	(341)	—
Gain on sale of loans	(14)	(34)
Net gains on dispositions of premises and equipment and acquired property	(4)	(16)
Proceeds from sale of loans	2,170	2,889
Origination of loans for sale	(4,059)	(2,685)
Increase in Bank Owned Life Insurance	(167)	(181)
Stock-based compensation expense	23	—
Changes in:
Interest receivable and other assets	(592)	(584)
Interest payable and other liabilities	1,760	287

Net cash provided by operating activities	1,916	2,856
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	9,499	9,818
Purchase of securities available for sale	(11,345)	(25,058)
Loan origination and payments, net	(16,167)	785
(Purchase) redemption of FHLB, FRB & Other Equity Interests	(11)	429
Net, purchase of premises and equipment	(199)	(735)
Proceeds from the sale of premises and equipment and foreclosed assets	—	201

Net cash used in investing activities	(18,223)	(14,560)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	(1,116)	19,871
Certificates of deposit	6,372	(14,456)
Treasury stock purchased	(934)	(306)
Proceeds from sale of treasury stock	213	349
Cash dividends paid	(1,258)	(1,202)
Net advances from short-term borrowings	(1,802)	—

Net cash provided by financing activities	1,475	4,256

Net decrease in cash and cash equivalents	(14,832)	(7,448)
Cash and cash equivalents at beginning of year	43,017	29,912

Cash and cash equivalents at end of period	$28,185	$22,464

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,662	$3,456
Income Taxes	$1,650	$910
Supplemental non cash disclosures:
Transfers to other real estate owned	$87	$12
Grant of restricted stock awards from treasury stock	$160	—

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three month period ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2005.

STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The Stock incentive plan, which is administered by a committee of the Board of Directors, provides for up to 625,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date with 100% vested on the fourth anniversary of the grant. For independent directors, the vesting schedule is one-third of the granted options per year beginning one year after the grant date with 100% vested on the third anniversary of the grant.

Stock Options

Prior to January 1, 2006, the Corporation accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income in prior years, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On January 1, 2006, the Corporation adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the award vests. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Corporation’s valuation methodology used for all options granted for purposes of its footnote disclosures required under SFAS No. 123 subsequent to the Corporation adopting its Stock Incentive Plan in 1999. The fair value of future stock option grants, if any, will also be determined using the Black-Scholes valuation model. The Corporation has adopted SFAS No. 123(R) using the modified prospective method which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.

On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Corporation has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income.

The adoption of SFAS 123(R) had the following effect (as a result of stock options) on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	For the Three Months Ended
	March 31, 2006
(Dollars in thousands)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Income before income taxes	$3,196	$(18)	$3,178
Income taxes	753	(6)	747

Net Income	$2,443	$(12)	$2,431

Basic earnings per share	$0.27	$—	$0.27
Diluted earnings per share	0.27	—	0.27

The following table illustrates the effect (as a result of stock options)on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

	For the Three Months Ended
	March 31, 2005
(Dollars in thousands)	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123(R)
Income before income taxes	$2,565	$(32)	$2,533
Income taxes	518	(11)	507

Net Income	$2,047	$(21)	$2,026

Basic earnings per share	$0.22	$—	$0.22
Diluted earnings per share	0.22	—	0.22

A summary of the activity for stock options is as follows:

	Three months ended March 31, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Options outstanding, beginning of period	268,043	$13.14	$2.29
Forfeited	—	—	—
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	268,043	$13.14	$2.29	6.5 years

Options exercisable, end of period	259,135	$13.13	$2.30	6.5 years

No stock options were granted during the three month periods ended March 31, 2006 or 2005.

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $509,692. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $505,238. There were no options exercised during the quarter ended March 31, 2006.

The is no remaining compensation cost subsequent to March 31, 2006 for stock option awards that have been awarded but not vested.

Restricted Stock Awards

On February 14, 2006, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 11,654 shares of restricted stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the vesting periods noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholder’s equity until earned. Compensation expense resulting from these restricted stock awards was approximately $5,300 for the quarter ended March 31, 2006. There was no compensation expense related to restricted stock awards in prior periods.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three month periods ended March 31, 2006 and 2005, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months0 ended March 31,
	2006	2005
Basic earnings per share computation:
Net Income	$2,431	$2,047

Gross weighted average shares outstanding	8,987	9,122
Less: Average unearned restricted stock	6	—

Net weighted average shares outstanding	8,981	9,122

Basic earnings per share:	$0.27	$0.22

Diluted earnings per share computation:
Net Income	$2,431	$2,047

Weighted average shares outstanding for basic earnings per share	8,981	9,122
Add: Dilutive effects of assumed exercises of stock options	25	50

Weighted average shares and potentially dilutive shares	9,006	9,172

Diluted earnings per share	$0.27	$0.22

SECURITIES

Securities at March 31, 2006 and December 31, 2005 (in thousands) are as follows:

	March 31, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$11,964	$—	$(106)	$11,858	$11,961	$—	$(111)	$11,850
U.S. Government agencies and corporations	27,348	—	(403)	26,945	31,378	6	(415)	30,969
Obligations of States and Political Subdivisions	37,344	929	(88)	38,185	39,352	1,340	(20)	40,672
Mortgage-backed	47,424	41	(633)	46,832	39,907	71	(551)	39,427
Corporate notes and bonds	29,817	609	(120)	30,306	29,820	815	(187)	30,448
Marketable equity securities	8,376	988	(87)	9,277	7,688	986	(143)	8,531

Total Securities available for sale	$162,273	$2,567	$(1,437)	$163,403	$160,106	$3,218	$(1,427)	$161,897

At March 31, 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2006 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$4,916	$(44)	$6,942	$(62)	$11,858	$(106)
U.S. Gov’t Agencies & Corps	11,872	(111)	14,195	(292)	26,067	(403)
Obligations of States and Political Subdivisions	3,843	(51)	2,229	(37)	6,072	(88)
Mortgage-Backed	18,273	(40)	24,162	(593)	42,435	(633)
Corporate Notes and Bonds	5,901	(28)	7,330	(92)	13,231	(120)
Marketable Equities	862	(27)	270	(60)	1,132	(87)

	$45,667	$(301)	$55,128	$(1,136)	$100,795	$(1,437)

December 31, 2005 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$4,940	$(39)	$5,935	$(72)	$10,875	$(111)
U.S. Gov’t Agencies & Corps	11,056	(127)	16,198	(288)	27,254	(415)
Obligations of States and Political Subdivisions	3,268	(16)	705	(4)	3,973	(20)
Mortgage-Backed	19,548	(356)	9,789	(195)	29,337	(551)
Corporate Notes and Bonds	8,906	(70)	4,258	(117)	13,164	(187)
Marketable Equities	1,036	(43)	1,390	(100)	2,426	(143)

	$48,754	$(651)	$38,275	$(776)	$87,029	$(1,427)

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

Included in the $1,136,000 of unrealized losses at March 31, 2006 on investment securities that have been in a continuous unrealized loss position for 12 months or more are $1,076,000 of unrealized losses on debt securities. Management does not believe any of the individual unrealized losses on debt securities represents an other-than-temporary impairment since these losses are primarily attributable to changes in interest rates and the Corporation has both the intent and ability to hold the debt securities to maturity.

Unrealized losses on equity securities, which compromise the remainder of the $1,136,000 and amount to $60,000 were not individually significant and also considered to be temporary in nature.

During the first quarter, the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entities stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

SUBSEQUENT EVENT

On April 18, 2006, the shareholders of the Corporation voted to increase the aggregate number of authorized common shares from 10,000,000 to 50,000,000 as well as approve the change from $1.00 par value to no par stock. The changes had no effect on the dollar amount of total shareholders equity and simply resulted in a reclassification between the common stock and additional paid in capital line items.

CONSOLIDATED YIELD COMPARISONS

(In thousands)

	March 31, 2006			March 31, 2005
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$7,146	5.71%	$102	$6,012	4.39%	$66
Federal funds sold and securities purchased under agreements to resell	7,763	8.04%	156	7,972	4.16%	83
Securities:
Taxable (1)	113,488	4.58%	1,289	126,903	3.71%	1,176
Tax-Exempt (1,2)	37,605	6.59%	615	39,089	6.63%	648
Equity Securities (1,2)	12,910	3.50%	111	12,252	2.91%	89

Total Securities	178,912	5.59%	2,273	192,228	4.29%	2,062
Loans
Commercial (2)	198,245	7.43%	3,680	184,270	6.61%	3,045
Mortgage (2)	293,541	6.95%	5,102	265,535	6.59%	4,377
Installment	28,061	10.81%	758	27,828	8.81%	613
Leasing	502	5.58%	7	1,740	6.21%	27

Total Loans (3)	520,349	7.34%	9,547	479,373	6.73%	8,062
Total earning assets	699,261	6.76%	11,820	671,601	6.03%	10,124
Non Interest Bearing Assets
Cash & Due From Banks	16,746			16,774
Premises & Equipment	13,804			14,184
Other Assets	36,904			39,405
Allowance for Loan Losses	(5,710)			(5,586)

Total Non Interest Earning Assets	61,744			64,777

Total Assets	$761,005		$11,820	$736,378		$10,124

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$139,334	1.09%	$381	$147,964	0.58%	$214
Savings	64,211	0.57%	92	74,135	0.60%	111
Time	333,155	3.97%	3,310	312,696	3.26%	2,546

Total interest-bearing deposits	536,700	2.82%	3,783	534,795	2.15%	2,871
Short-term borrowings	1,237	3.56%	11	2,000	1.20%	6
Long-term borrowings	58,250	4.75%	692	40,000	5.02%	502
Trust preferred securities	10,310	7.76%	200	10,310	5.86%	151

Total interest-bearing liabilities	606,497	3.09%	4,686	587,105	2.41%	3,530
Demand - non-interest-bearing	78,317			72,363
Other liabilities	6,100			7,808

Total Liabilities	690,914		4,686	667,276		3,530
Shareholders’ Equity	70,091			69,102

Total Liabilities and Shareholders’ Equity	$761,005		$4,686	$736,378		$3,530

Interest Income/Earning Assets		6.76%	$11,820		6.03%	$10,124
Interest Expense/Interest Bearing Liabilities		3.09%	4,686		2.41%	3,530

Net Interest Spread		3.67%	$7,134		3.62%	$6,594

Interest Income/Interest Earning Assets		6.76%	$11,820		6.03%	$10,124
Interest Expense/Interest Earning Assets		2.68%	4,686		2.10%	3,530

Net Interest Margin		4.08%	$7,134		3.93%	$6,594

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields are stated on a fully taxable equivalent basis.

(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s primary subsidiary, County National Bank (the “Bank”), provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. During 2005 the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The financial condition and results of operations are not intended to be indicative of future performance. Two of the Corporation’s subsidiaries, CNB Investment Corporation and CNB Securities Corporation, are incorporated in Delaware and currently maintain investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability for customers of County National Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation, incorporated in Pennsylvania, was formed in the fourth quarter of 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $28,185,000 at March 31, 2006 compared to $43,017,000 on December 31, 2005. The reduction in cash was primarily used to fund loan growth that occurred during the first quarter.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased approximately $1,506,000 or 0.9% since December 31, 2005. The slight increase is primarily the result of purchases made in short duration fixed and variable collateralized mortgage obligations. The purchase of these short duration investments is part of an overall corporate strategy to use normal run-off of the investment portfolio to fund anticipated loan growth during the latter part of 2006. This strategy is intended to provide an improved net interest margin as we increase the yield on earning assets while managing our investment portfolio to a level that will still maintain appropriate levels of liquidity within the balance sheet.

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

LOANS

The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. At March 31, 2006, the Corporation had $526,602,000 in loans outstanding, net of unearned discount, an increase of $15,989,000 (or 3.1%) since December 31, 2005. The increase was primarily the result of demand for our commercial loan products including commercial mortgages. The Corporation sees commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced lenders and supporting them with quality credit analysis. During the third quarter of 2005 the Corporation opened a loan production office (LPO) in Erie, Pennsylvania as part of the previously mentioned ERIEBANK project. At March 31, 2006, the Erie LPO had generated $6,229,000 in loans outstanding.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

	Periods Ending
($'s in thousands)	March 31, 2006	Dec. 31, 2005	March 31, 2005
Balance at beginning of Period	$5,603	$5,585	$5,585
Charge-offs:
Commercial and financial	—	16	1
Commercial mortgages	25	135	42
Residential mortgages	36	152	40
Installments	131	372	97
Lease receivables	14
Overdrafts	64	300	62

	270	975	242
Recoveries
Commercial and financial	1	1	—
Commercial mortgages	—	18	18
Residential mortgages	—	—	—
Installments	22	99	26
Lease receivables	3	1	1
Overdrafts	45	91	32

	71	210	77

Net charge-offs:	(199)	(765)	(165)
Provision for loan losses	365	783	167

Balance at end-of-period	$5,769	$5,603	$5,587

Loans, net of Unearned	$526,602	$510,613	$481,074
Allowance to net loans	1.10%	1.10%	1.16%
Net charge-offs to average loans	0.15%	0.15%	0.13%
Non performing assets	$2,597	$2,180	$2,933
Non performing % of total assets	0.34%	0.28%	0.40%

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

The allowance coverage of net loans as well as the annualized net charge-offs to average loans has remained relatively flat and in a favorable range since December 31, 2005. Through the analysis methodology detailed above, the coverage during the period was considered appropriate and adequate based on the Corporation’s current risk profile. The adequacy of the allowance for loan losses is subject to a formal analysis by an independent loan review analyst, as well as our internal credit administrator, and is deemed to be adequate to absorb probable incurred losses in the portfolio as of March 31, 2006.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, reaching $623,759,000 at March 31, 2006. Deposits have increased only 0.85% since year-end 2005. As mentioned in the Securities section of this analysis, the Corporation plans to utilize normal investment run-off to fund projected loan growth and does not plan to aggressively grow deposits or seek outside funding sources during 2006. Furthermore, we will continue to implement strategies to manage our cost of funds by shifting a larger percentage of our deposit dollars into lower interest bearing transaction type deposits throughout 2006.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) to meet funding needs not accommodated by deposit growth. There were no new borrowings during the quarter ended March 31, 2006, however, management plans to maintain access to short and long-term FHLB borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $69,994,000 at March 31, 2006 compared to $69,968,000 at December 31, 2005, an increase of $26,000. In the first three months of 2006, the Corporation earned $2,431,000 and declared dividends of $1,258,000, a dividend payout ratio of 51.7% of net income. This growth was offset by the purchase of treasury stock and a decline in the securities market value as discussed below.

During the first three months of 2006, the Corporation continued to repurchase shares of its own stock under a publicly announced plan. This strategy is the primary reason for the increase in treasury stock of 39,288 shares or $571,000 since December 31, 2005.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. The Federal Open Market Committee raised the federal discount rate by 50 basis points in the first three months of 2006. This situation affected the market value of various securities in the Corporation’s portfolio and is the primary reason for a decrease in accumulated other comprehensive income, included in shareholders’ equity, of $431,000 since December 31, 2005.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.47% at March 31, 2006 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.44% is above the well-capitalized minimum of 6%. The leverage ratio at March 31, 2006 was 9.26%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2006:

Commitments to extend credit	$146,075
Standby letters of credit	14,593

$160,668

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,431,000 for the first quarter of 2006 compared to $2,047,000 for the same period of 2005. The earnings per diluted share increased from $0.22 in the first 3 months of 2005 to $0.27 for the first 3 months of 2006. The return on assets and the return on equity for the three months of 2006 are 1.30% and 14.28% as compared to 1.15% and 12.56% for the first three months of 2005.

INTEREST INCOME AND EXPENSE

Net interest income totaled $6,822,000 in the first quarter, an increase of $556,000 (or 8.9%) over the first quarter of 2005. Total interest and dividend income increased by $1,712,000 (or 17.5%) as compared to the first quarter of 2005 while total interest expense increased $1,156,000 (or 32.7%) as compared to the first quarter of 2005. The primary reason for the growth in net interest income stems from an improved level of average earning assets and increasing yields. As noted on page 13 of this analysis, the Corporation’s average earning assets have increased by $27,660,000 from $671,601,000 for the three months ended March 31, 2005 to $699,261,000 for the three months ended March 31, 2006 while our fully tax equivalent net interest margin increased from 3.93% to 4.08%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $365,000 in the first quarter of 2006 compared to $167,000 in the first quarter of 2005. As noted in the allowance for loan loss table on page 15, the Corporation has experienced a consistent and relatively low level of charge-offs over the past several years. In addition, based on management’s detailed evaluation of problem loans, criticized assets, charge-offs and the overall effects of the economy in our markets, it appears that the credit quality of our existing assets has improved slightly and management believes the first quarter provision is reasonable and adequate. Although credit quality has improved slightly, the provision is higher in the first quarter of 2006 because of loan growth. Loan balances actually decreased slightly during the first quarter of 2005. Management believes the allowance provides coverage of our current loan balances and is adequate to absorb probable incurred losses in our portfolio as of March 31, 2006.

OTHER INCOME

Other income increased $636,000 (or 40.3%) in the first quarter of 2006 as compared to the same period in 2005. Almost 54% (or $341,000) of the $636,000 increase relates to a security gain. During the first quarter, the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entities stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

The Corporation is also seeing positive trends in other line items such as trust and asset management, service charges on deposits, and fees from wealth management services. A positive enhancement to our “other” non interest income line has been revenue from increased transactions on our Visa Check Card product as well as increased credit card merchant services which accounted for the majority of the increase in the “other” category as it increased by $185,000 over the same period in 2005. It should be noted, however, that approximately 27% of the increase relates to the fact that in the first quarter of 2005 the other non interest income line reflected approximately $50,000 of loss on disposal of fixed assets related to the relocation of a branch.

OTHER EXPENSE

Non-interest expense increased by 7.5% to $5,491,000 in the first quarter of 2006 compared to $5,110,000 in the first quarter of 2005. The majority (approximately 76%) of the increase was a result of the Corporation increasing costs for salaries as well as technology. Like many growing entities, the Corporation is faced with increasing employee related costs to attract and retain quality personnel to support its growth. Likewise, current investments in technology and technology-related costs are also considered to be critical to the future success of the Corporation. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are simply the result of continued growth. As mentioned in the future outlook section of this analysis, the Corporation is beginning the process of expanding its banking franchise into the Erie, Pennsylvania market as well as opening three new offices of its consumer finance subsidiary Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $747,000 in the first quarter of 2006 as compared to $518,000 in the first quarter of 2005 resulting in an effective tax rate of 23.5% and 20.2%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. Before the end of the third quarter management plans to have a full service branch open in Erie as we begin the process of growing our ERIEBANK franchise. Erie, along with our traditional market areas, should provide the Bank with good loan growth in 2006.

As mentioned in the funding and securities sections of this analysis, the Corporation anticipates using normal runoff of the investment portfolio to fund expected loan growth. This strategy is intended to provide a better net interest margin as we increase the yield on earning assets while managing the investments to a level that will still maintain appropriate levels of liquidity within the balance sheet. Management believes this strategy will improve overall earnings but will slow the growth in assets as we will not aggressively seek outside funding. Our current forecast projects minimal growth in total assets.

Non-interest income should be enhanced in several areas including improved trust fees and wealth management fees. A known area of increased costs will be the personnel and occupancy costs related to the 2006 opening of a full-service branch in Warren, Pennsylvania as well as the previously mentioned growth plans for our ERIEBANK division. In addition, we will open three new offices of our consumer finance venture, Holiday Financial Services Corporation in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. While noninterest costs are expected to increase with the opening of these offices, they should provide sustained growth in earning assets to help offset these costs into the future.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is positioned to enhance performance of normal operations through 2006.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan and Lease Losses), of the 2005 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2005.

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

ITEM 3

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. As a financial institution, the Corporation is primarily sensitive to the interest rate risk component. Changes in interest rates will affect the levels of income and expense recorded on a large portion of the Bank’s assets and liabilities. Additionally, such fluctuations in interest rates will impact the market value of all interest sensitive assets. The Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to control exposure to interest rate fluctuations. The primary goal established by this policy is to increase total income within acceptable risk limits.

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at December 31, 2005 which is the most recent data available at the time of this filing.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at December 31, 2005 was 2.84% of total earning assets compared to policy guidelines of plus or minus 15.0%.

Fixed rate securities, loans and CDs are included in the gap repricing based on time remaining until maturity. Mortgage prepayments are included in the time frame in which they are expected to be received.

Certain shortcomings are inherent in the method of analysis presented in Static Gap. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, like annual and lifetime rate caps, which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of certain borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase.

EARNINGS SIMULATION: This model forecasts the projected change in net income resulting from an increase or decrease in the level of interest rates. The model assumes a one time shock of plus or minus 200 basis points or 2%.

The model makes various assumptions about cash flows and reinvestments of these cash flows in the different rate environments. Generally, repayments, maturities and calls are assumed to be reinvested in like instruments and no significant change in the balance sheet mix is assumed. Actual results could differ significantly from these estimates which would produce significant differences in the calculated projected change in income. The limits stated above do not necessarily represent measures that would be taken by management in order to stabilize income results. The instruments on the balance sheet do react at different speeds to various changes in interest rates as discussed under Static Gap. In addition, there are strategies available to management that minimize the decline in income caused by a rapid rise in interest rates.

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2005:

Static 1-Yr. Cumulative Gap	2.84%
Earnings Simulation
-200 bps vs. Stable Rate	4.65%
+200 bps vs. Stable Rate	(2.66)%

The interest rate sensitivity position at December 31, 2005 was asset sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given and interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year-ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/06 to 1/31/06	51,144	$14.16	50,980	278,745
2/1/06 to 2/28/06	4,777	13.99	4,363	274,382
3/1/06 to 3/31/06	10,176	13.96	9,869	264,513

Total	66,097	$14.12	65,212

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE: May 9, 2006	/s/ William F. Falger
William F. Falger
President and Director (Principal Executive Officer)

DATE: May 9, 2006	/s/ Charles R. Guarino.
Charles R. Guarino
Treasurer (Principal Financial Officer)