Form 10-Q
period 2006-06-30
CNB FINANCIAL CORP/PA
filed 2006-08-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the issuer’s common stock as of August 4, 2006

COMMON STOCK: $1.00 PAR VALUE, 8,945,636 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number

ITEM 1. – Financial Statements (unaudited)
PAGE 3.	Consolidated Balance Sheets – June 30, 2006 and December 31, 2005

PAGE 4.	Consolidated Statements of Income – Quarters ending June 30, 2006 and 2005

PAGE 5.	Consolidated Statements of Income – Six months ending June 30, 2006 and 2005

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and six month periods ending June 30, 2006 and 2005

PAGE 7.	Consolidated Statements of Cash Flows – Six months ending June 30, 2006 and 2005

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 16.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 23.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 24.	Controls and Procedures

PART II. OTHER INFORMATION
PAGE 24.	ITEM 1 Legal Proceedings

PAGE 24.	ITEM 1A. Risk Factors

PAGE 24.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 24.	ITEM 3 Defaults Upon Senior Securities

PAGE 24.	ITEM 4 Submission of Matters to a Vote of Security Holders

PAGE 25.	ITEM 5 Other Information

PAGE 25.	ITEM 6 Exhibits

PAGE 26.	Signatures

PART I. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited)
	June 30 2006	December 31 2005

ASSETS
Cash and due from banks	$16,341	$19,146
Interest bearing deposits with other financial institutions	17,951	23,871

TOTAL CASH AND CASH EQUIVALENTS	34,292	43,017
Securities available for sale	161,304	161,897
Loans held for sale	2,603	2,733
Loans	532,186	511,042
Less: unearned discount	403	429
Less: allowance for loan losses	5,953	5,603

NET LOANS	525,830	505,010
FHLB, FRB and other equity interests	5,206	4,789
Premises and equipment, net	14,565	13,912
Bank owned life insurance	14,135	13,797
Accrued interest receivable and other assets	7,173	6,869
Mortgage servicing rights	435	373
Goodwill	10,821	10,821
Intangible assets, net	593	800

TOTAL ASSETS	$776,957	$764,018

LIABILITIES
Deposits:
Non-interest bearing deposits	$79,382	$80,874
Interest bearing deposits	543,677	537,629

TOTAL DEPOSITS	623,059	618,503
Short-term borrowings	854	2,000
Other borrowings	67,000	58,250
Accrued interest and other liabilities	5,646	4,987
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	706,869	694,050
SHAREHOLDERS’ EQUITY
Common stock $0 par value
Authorized 50,000,000 shares
Issued 9,233,750 shares	—	9,234
Additional paid in capital	13,269	4,160
Retained earnings	60,689	58,439
Treasury stock, at cost (275,725 shares for June 2006, and 209,596 shares for Dec 2005)	(3,987)	(3,031)
Accumulated other comprehensive income	117	1,166

TOTAL SHAREHOLDERS’ EQUITY	70,088	69,968

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$776,957	$764,018

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$10,110	$8,451
Deposits with other financial institutions	169	94
Securities:
Taxable	1,423	1,226
Tax-exempt	439	458
Dividends	154	88

TOTAL INTEREST AND DIVIDEND INCOME	12,295	10,317

INTEREST EXPENSE
Deposits	4,177	2,965
Borrowed funds	942	837

TOTAL INTEREST EXPENSE	5,119	3,802

Net interest income	7,176	6,515
Provision for loan losses	390	172

NET INTEREST INCOME AFTER PROVISION	6,786	6,343

OTHER INCOME
Trust & asset management fees	249	239
Service charges on deposit accounts	1,038	1,006
Other service charges and fees	141	129
Net security gains	—	63
Loss on other-than-temporarily impaired securities	—	(240)
Mortgage Servicing Income.	43	22
Bank owned life insurance earnings	170	159
Wealth Management	159	200
Other	133	104

TOTAL OTHER INCOME	1,933	1,682

OTHER EXPENSES
Salaries & Benefits	2,675	2,369
Net occupancy expense of premises	664	668
Amortization of intangibles	104	79
Other	2,072	1,749

TOTAL OTHER EXPENSES	5,515	4,865

Income before income taxes	3,204	3,160
Applicable income taxes	869	816

NET INCOME	$2,335	$2,344

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.26	$0.26
Net income, diluted	$0.26	$0.26
DIVIDENDS PER SHARE
Cash dividends per share	$0.14	$0.14

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$19,544	$16,382
Deposits with other financial institutions	427	243
Securities:
Taxable	2,712	2,402
Tax-exempt	876	926
Dividends	244	160

TOTAL INTEREST AND DIVIDEND INCOME	23,803	20,113

INTEREST EXPENSE
Deposits	7,960	5,836
Borrowed funds	1,845	1,496

TOTAL INTEREST EXPENSE	9,805	7,332

Net interest income	13,998	12,781
Provision for loan losses	755	339

NET INTEREST INCOME AFTER PROVISION	13,243	12,442

OTHER INCOME
Trust & asset management fees	504	459
Service charges on deposit accounts	1,994	1,891
Other service charges and fees	290	261
Net security gains	341	63
Loss on other-than-temporarily impaired securities	—	(240)
Mortgage Servicing Income.	97	49
Bank owned life insurance earnings	338	340
Wealth Management	273	293
Other	259	92

TOTAL OTHER INCOME	4,096	3,208

OTHER EXPENSES
Salaries & Benefits	5,343	4,924
Net occupancy expense of premises	1,402	1,370
Amortization of intangibles	207	157
Other	4,005	3,474

TOTAL OTHER EXPENSES	10,957	9,925

Income before income taxes	6,382	5,725
Applicable income taxes	1,616	1,334

NET INCOME	$4,766	$4,391

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.53	$0.48
Net income, diluted	$0.53	$0.48
DIVIDENDS PER SHARE
Cash dividends per share	$0.28	$0.27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$2,335	$2,344	$4,766	$4,391

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period, net of tax	(618)	357	(827)	(973)
Reclassification adjustment for accumulated (gains) losses included in net income, net of tax	—	115	(222)	115

Other comprehensive (loss) income	(618)	472	(1,049)	(858)

Comprehensive income	$1,717	$2,816	$3,717	$3,533

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	6 Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net Income	$4,766	$4,391
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	755	339
Depreciation and amortization	927	935
Amortization and accretion of securities and deferred loan fees	(211)	46
Deferred taxes	(85)	387
Security gains	(341)	(63)
Loss on other-than-temporarily impaired securities	—	240
Gain on sale of loans	(35)	(58)
Net gains on dispositions of premises and equipment and acquired property	—	(20)
Proceeds from sale of loans	6,347	5,947
Origination of loans for sale	(6,340)	(4,898)
Increase in Bank Owned Life Insurance	(338)	(340)
Stock-based compensation expense	33	—
Changes in:
Interest receivable and other assets	(572)	(516)
Interest payable and other liabilities	1,295	(8)

Net cash provided by operating activities	6,201	6,382
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	21,515	17,521
Proceeds from sales of securities available for sale	—	3,048
Purchase of securities available for sale	(21,812)	(28,520)
Loan origination and payments, net	(21,483)	(18,520)
(Purchase) redemption of FHLB, FRB & Other Equity Interests	(417)	(727)
Net, purchase of premises and equipment	(1,277)	(994)
Proceeds from the sale of premises and equipment and foreclosed assets	—	290

Net cash used in investing activities	(23,474)	(27,902)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	(11,109)	10,852
Certificates of deposit	15,665	(3,464)
Treasury stock purchased	(1,628)	(641)
Proceeds from sale of treasury stock	532	528
Proceeds from the exercise of stock options	—	—
Cash dividends paid	(2,516)	(2,493)
Advances from long-term borrowings	10,000	19,500
Repayments on long-term borrowings	(1,250)	—
Net change in short-term borrowings	(1,146)	(466)

Net cash provided by financing activities	8,548	23,816

Net increase (decrease) in cash and cash equivalents	(8,725)	2,296
Cash and cash equivalents at beginning of year	43,017	29,912

Cash and cash equivalents at end of period	$34,292	$32,208

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,560	$7,166
Income Taxes	$2,300	$1,400
Supplemental non cash disclosures:
Transfers to other real estate owned	$142	$12
Grant of restricted stock awards from treasury stock	$160	—

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of June 30, 2006 and for the quarters and six months ended June 30, 2006 and 2005 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2005.

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

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Corporation has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income.

The adoption of SFAS 123(R) had the following effect (as a result of stock options) on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

(Dollars in thousands except per share data)

	For the Three Months Ended
	June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported

Income before income taxes	$3,204	$—	$3,204
Income taxes	869	—	869

Net Income	$2,335	$—	$2,335

Basic earnings per share	$0.26	$—	$0.26
Diluted earnings per share	$0.26	—	$0.26

(Dollars in thousands except per share data)

	For the Six Months Ended
	June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported

Income before income taxes	$6,400	$(18)	$6,382
Income taxes	1,622	(6)	1,616

Net Income	$4,778	$(12)	$4,766

Basic earnings per share	$0.53	$—	$0.53
Diluted earnings per share	$0.53	—	$0.53

The following table illustrates the effect (as a result of stock options) on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

(Dollars in thousands except per share data)

	For the Three Months Ended
	June 30, 2005
	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123 (R)
Income before income taxes	$3,160	(258)	$2,902
Income taxes	816	(90)	726

Net Income	$2,344	(168)	$2,176

Basic earnings per share	$0.26	$(0.02)	$0.24
Diluted earnings per share	$0.26	$(0.02)	$0.24

(Dollars in thousands except per share data)

	For the Six Months Ended
	June 30, 2005
	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123 (R)
Income before income taxes	$5,725	(293)	$5,432
Income taxes	1,334	(102)	1,232

Net Income	$4,391	(191)	$4,200

Basic earnings per share	$0.48	$(0.02)	$0.46
Diluted earnings per share	$0.48	$(0.02)	$0.46

A summary of the activity for stock options is as follows:

	Six months ended June 30, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Options outstanding, beginning of period	268,043	$13.14	$2.29
Forfeited	625	$9.50	$2.06
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of periond	267,418	$13.15	$2.29	6.3 years

Options exercixable, end of period	258,510	$13.15	$2.30	6.3 years

No stock options were granted during the three or six month periods ended June 30, 2006 or 2005.

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $521,127. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $515,871. There were no options exercised during the six months ended June 30, 2006.

There is no remaining compensation cost subsequent to June 30, 2006 for stock option awards that have been awarded but not vested.

Restricted Stock Awards

On February 14, 2006, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 11,654 shares of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the vesting periods noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholder’s equity until earned. Compensation expense resulting from these restricted stock awards was approximately $10,860 for the quarter ended June 30, 2006 and $16,160 for the six months ended June 30, 2006. There was no compensation expense related to restricted stock awards in prior periods.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three and six month periods ended June 30, 2006 and 2005, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic earnings per share computation:
Net Income	$2,335	$2,344	$4,766	$4,391

Gross weighted average shares outstanding	8,986	9,113	8,987	9,117
Less: Average unearned restricted stock	11	—	8	—

Net weighted average shares outstanding	8,975	9,113	8,979	9,117

Basic earnings per share:	$0.26	$0.26	$0.53	$0.48

Diluted earnings per share computation:
Net Income	$2,335	$2,344	$4,766	$4,391

Weighted average shares outstanding for basic earnings per share	8,975	9,113	8,979	9,117
Add: Dilutive effects of assumed exercises of stock options	24	47	24	49

Weighted average shares and potentially dilutive shares	8,999	9,160	9,003	9,166

Diluted earnings per share	$0.26	$0.26	$0.53	$0.48

SECURITIES

Securities at June 30, 2006 and December 31, 2005 (in thousands) are as follows:

	June 30, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities available for sale:
U.S. Treasury	$11,958	$—	$(107)	$11,851	$11,961	$—	$(111)	$11,850
U.S. Government agencies and corporations	24,310	—	(546)	23,764	31,378	6	(415)	30,969
Obligations of States and Political Subdivisions	36,586	858	(106)	37,338	39,352	1,340	(20)	40,672
Mortgage-backed	49,069	9	(998)	48,080	39,907	71	(551)	39,427
Corporate notes and bonds	29,810	521	(80)	30,251	29,820	815	(187)	30,448
Marketable equity securities	9,396	786	(162)	10,020	7,688	986	(143)	8,531

Total Securities available for sale	$161,129	$2,174	$(1,999)	$161,304	$160,106	$3,218	$(1,427)	$161,897

At June 30, 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2006	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$6,886	$(70)	$4,965	$(37)	$11,851	$(107)
U.S. Gov’t Agencies & Corps	12,480	(146)	11,082	(400)	23,562	(546)
Obligations of States and Political Subdivisions	5,069	(69)	1,019	(37)	6,088	(106)
Mortgage-Backed	18,745	(191)	21,987	(807)	40,732	(998)
Corporate Notes and Bonds	—	—	11,345	(80)	11,345	(80)
Marketable Equities	1,891	(87)	207	(75)	2,098	(162)

	$45,071	$(563)	$50,605	$(1,436)	$95,676	$(1,999)

December 31, 2005	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$4,940	$(39)	$5,935	$(72)	$10,875	$(111)
U.S. Gov’t Agencies & Corps	11,056	(127)	16,198	(288)	27,254	(415)
Obligations of States and Political Subdivisions	3,268	(16)	705	(4)	3,973	(20)
Mortgage-Backed	19,548	(356)	9,789	(195)	29,337	(551)
Corporate Notes and Bonds	8,906	(70)	4,258	(117)	13,164	(187)
Marketable Equities	1,036	(43)	1,390	(100)	2,426	(143)

	$48,754	$(651)	$38,275	$(776)	$87,029	$(1,427)

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

Included in the $1,436,000 of unrealized losses at June 30, 2006 on investment securities that have been in a continuous unrealized loss position for 12 months or more are $1,361,000 of unrealized losses on debt securities. Management does not believe any of the individual unrealized losses on debt securities represents an other-than-temporary impairment since these losses are primarily attributable to changes in interest rates and the Corporation has both the intent and ability to hold the debt securities to maturity.

Unrealized losses on equity securities, which comprise the remainder of the $1,436,000 and amount to $75,000, were not individually significant and are considered to be temporary in nature.

During the six months, the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

SHAREHOLDER’S EQUITY

On April 18, 2006, the shareholders of the Corporation voted to increase the aggregate number of authorized common shares from 10,000,000 to 50,000,000 as well as approve the change from $1.00 par value to no par stock. The changes had no effect on the dollar amount of total shareholder’s equity and simply resulted in a reclassification between the common stock and additional paid in capital line items.

CONSOLIDATED YIELD COMPARISONS

(In thousands)

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	June 30, 2006			June 30, 2005
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

Assets
Interest-bearing deposits with banks	$6,915	6.04%	$209	$6,973	3.93%	$137
Federal funds sold and securities purchased under agreements to resell	6,927	6.29%	218	5,169	4.10%	106
Securities:
Taxable (1)	112,438	4.80%	2,712	125,953	3.81%	2,402
Tax-Exempt (1,2)	36,172	6.80%	1,192	38,702	6.73%	1,302
Equity Securities (1,2)	16,458	3.70%	298	12,531	3.11%	195

Total Securities	178,910	5.20%	4,629	189,328	4.38%	4,142

Loans
Commercial (2)	202,723	7.70%	7,809	189,370	6.71%	6,350
Mortgage (2)	294,023	7.10%	10,435	271,121	6.65%	9,019
Installment	28,157	10.78%	1,518	28,261	8.69%	1,228
Leasing	401	5.99%	12	1,490	6.04%	45

Total Loans (3)	525,304	7.53%	19,774	490,242	6.79%	16,642
Total earning assets	704,214	6.93%	24,403	679,570	6.12%	20,784

Non Interest Bearing Assets
Cash & Due From Banks	16,730			16,686
Premises & Equipment	14,047			14,159
Other Assets	36,922			38,986
Allowance for Possible Loan Losses	(5,800)			(5,589)

Total Non Interest Earning Assets	61,899			64,242

Total Assets	$766,113		$24,403	$743,812		$20,784

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand-interest-bearing	$138,845	1.18%	$818	$147,164	0.64%	$472
Savings	62,512	0.57%	178	73,081	0.60%	219
Time	338,787	4.11%	6,964	311,654	3.30%	5,145

Total interest-bearing deposits	540,144	2.95%	7,960	531,899	2.19%	5,836
Short-term borrowings	1,527	4.98%	38	5,493	1.35%	37
Long-term borrowings	59,500	4.69%	1,394	46,810	4.88%	1,142
Trust preferred securities	10,310	8.01%	413	10,000	6.34%	317

Total interest-bearing liabilities	611,481	3.21%	9,805	594,202	2.47%	7,332
Demand-non-interest-bearing	78,525			73,162
Other liabilities	5,734			7,043

Total Liabilities	695,740		9,805	674,407		7,332
Shareholders’ Equity	70,373			69,405

Total Liabilities and Shareholders’ Equity	$766,113		$9,805	$743,812		$7,332

Interest Income/Earning Assets		6.93%	$24,403		6.12%	$20,784
Interest Expense/Interest Bearing Liabilities		3.21%	9,805		2.47%	7,332

Net Interest Spread		3.72%	$14,598		3.65%	$13,452

Interest Income/Interest Earning Assets		6.93%	$24,403		6.12%	$20,784
Interest Expense/Interest Earning Assets		2.78%	9,805		2.16%	7,332

Net Interest Margin		4.15%	$14,598		3.96%	$13,452

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s primary subsidiary, County National Bank (the “Bank”), provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. During 2005 the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The financial condition and results of operations are not intended to be indicative of future performance. Two of the Corporation’s subsidiaries, CNB Investment Corporation and CNB Securities Corporation, are incorporated in Delaware and currently maintain investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability insurance for customers of County National Bank. CNB Insurance Agency, incorporated in Pennsylvania, sells nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation, incorporated in Pennsylvania, was formed in the fourth quarter of 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $34,292,000 at June 30, 2006 compared to $43,017,000 on December 31, 2005. After repayment of the $10,000,000 FHLB borrowing as discussed in the Funding Sources section of this analysis, cash and cash equivalents would have totaled $24,292,000. No liquidity issues were caused by this reduction in cash which was primarily used to fund loan growth that was planned for and occurred during the first six months of 2006.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities decreased approximately $593,000 or 0.3% since December 31, 2005. The slight reduction in investments is part of an overall corporate strategy to use normal run-off of the investment portfolio to fund loan growth during 2006. This strategy is intended to provide an improved net interest margin as we increase the yield on earning assets while managing our investment portfolio to a level that will still maintain appropriate levels of liquidity within the balance sheet.

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

LOANS

The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. At June 30, 2006, the Corporation had $531,783,000 in loans outstanding, net of unearned discount, an increase of $21,170,000 (or 4.1%) since December 31, 2005. The increase was primarily the result of demand for our commercial loan products including commercial mortgages. The Corporation sees commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. During the third quarter of 2005 the Corporation opened a loan production office (LPO) in Erie, Pennsylvania as part of the previously mentioned ERIEBANK project. At June 30, 2006, the Erie LPO had generated $9,155,000 in loans outstanding.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)

	Periods ending
	June 30, 2006	Dec. 31, 2005	June 30, 2005
Balance at beginning of Period	$5,603	$5,585	$5,585
Charge-offs:
Commercial and financial	—	16	—
Commercial mortgages	73	135	124
Residential mortgages	102	152	42
Installment	217	372	177
Lease receivables	20	—	—
Overdrafts	119	300	109

	531	975	452
Recoveries:
Commercial and financial	2	1	—
Commercial mortgages	—	18	18
Residential mortgages	—	—	—
Installment	56	99	60
Lease receivables	3	1	1
Overdrafts	65	91	46

	126	210	125

Net charge-off’s:	(405)	(765)	(327)

Provision for loan losses	755	783	339

Balance at end-of-period	$5,953	$5,603	$5,597

Loans, net of unearned	$531,783	$510,613	$500,366
Allowance to net loans	1.12%	1.10%	1.12%
Net charge-offs to average loans	0.15%	0.15%	0.13%
Non performing assets	$2,064	$2,180	$2,942
Non performing % of total assets	0.27%	0.28%	0.39%

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

As noted in the preceding table, the level of nonperforming assets has improved slightly since December 31, 2005 while the percentage of annualized net charge-offs to average loans has remained relatively constant. However, over the same time period, the coverage percentage of the allowance to net loans has increased by two basis points from 1.10% at December 31, 2005 to 1.12% at June 30, 2006.

Prudent business practices dictate that the level of the allowance, as well as corresponding charges to the provision for loan losses, should be commensurate with identified areas of weakness within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated potential losses associated with those loans. By noting the “spread” at the present time, as well as prior periods, management can determine the current adequacy of the allowance as well as evaluate trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans. As mentioned in the Loans section of this analysis, management considers commercial lending a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is primarily driven by the economic environment of its market areas.

During the three and six month periods ended June 30, 2006 the Corporation increased its provision for loan losses and allowance as compared to the three and six month periods ended June 30, 2005. This increase was deemed necessary based on the evaluation described above and included consideration of two new ventures as well as other factors which did not exist in the first quarter of 2005. First, the Corporation entered the Erie, Pennsylvania market and began doing business as ERIEBANK. The fact that this is a new market along with a heavy emphasis on commercial real estate was considered and certain factors were adjusted that increased the provision and allowance in the current year based on the growth of our ERIEBANK loan portfolio. Secondly, the Corporation entered the consumer finance and discount loan industry during the forth quarter of 2005 with the formation of Holiday Financial Services Corporation. During the first six months of 2006 the corporation began to grow a portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Although this loan portfolio is not currently significant in terms of the overall loan portfolio, it was nevertheless considered in our analysis resulting in increases in our provision during the first six months of 2006. Lastly, our analysis considered the effects on our customers of the rising cost of doing business as a result of considerable increases in items such as oil, fuel and rising interest rates.

Based on the methodology described above, management believes that the charges to the provision are reasonable for the three and six month periods presented and the allowance is adequate to absorb probable incurred losses in the loan portfolio as of June 30, 2006.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, reaching $623,059,000 at June 30, 2006. Deposits have increased only 0.74% since year-end 2005. As mentioned in the Securities section of this analysis, the Corporation plans to utilize normal investment run-off to fund projected loan growth and does not plan to aggressively grow deposits or seek outside funding sources during 2006. Furthermore, we will continue to implement strategies to manage our cost of funds by shifting a larger percentage of our deposit dollars into lower interest bearing transaction type deposits throughout 2006.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. Long-term borrowings were $67,000,000 at June 30, 2006 as compared to $58,250,000 at December 31, 2005. This increase is due to the timing on the refinancing of a $10,000,000 FHLB borrowing which had a maturity date of January 3, 2011. The Corporation had an opportunity to prepay this borrowing with no penalty because the FHLB exercised its option to convert the advance to a variable interest rate. The Corporation obtained replacement funding with more desirable terms and this new borrowing funded June 29, 2006. The Corporation then prepaid the existing FHLB borrowing on July 3, 2006. The end result was that long-term borrowings as well as the balance sheet of the Corporation grew by $10,000,000 at the end of the 2nd quarter due to the timing of the transaction. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $70,088,000 at June 30, 2006 compared to $69,968,000 at December 31, 2005, an increase of $120,000. In the first six months of 2006, the Corporation earned $4,766,000 and declared dividends of $2,516,000, a dividend payout ratio of 52.8% of net income. This growth was offset by the purchase of treasury stock and a decline in the securities market value as discussed below.

During the first six months of 2006, the Corporation continued to repurchase shares of its own stock under a publicly announced plan. This strategy is the primary reason for the increase in treasury stock of 66,129 shares or $956,000 since December 31, 2005.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. The Federal Open Market Committee raised the federal discount rate by 100 basis points in the first six months of 2006. This situation affected the market value of various securities in the Corporation’s portfolio and is the primary reason for a decrease in accumulated other comprehensive income, included in shareholders’ equity, of $1,049,000 since December 31, 2005.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.82% at June 30, 2006 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.76% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2006 was 9.13%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2006:

Commitments to extend credit	$140,525
Standby letters of credit	14,548

$155,073

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The Corporation had net income of $2,335,000 for the second quarter of 2006 compared to $2,344,000 for the same period of 2005. The earnings per diluted share was consistent at $0.26 for the second quarter of 2006 and 2005.

INTEREST INCOME AND EXPENSE

Net interest income totaled $7,176,000 in the second quarter, an increase of $661,000 (or 10.1%) over the second quarter of 2005. Total interest and dividend income increased by $1,978,000 (or 19.2%) as compared to the second quarter of 2005 while total interest expense increased $1,317,000 (or 34.6%) as compared to the second quarter of 2005. The primary reason for the growth in net interest income stems from an improved level of average earning assets and increasing yields as discussed further in the section of this analysis which covers the six month periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $390,000 in the second quarter of 2006 compared to $172,000 in the second quarter of 2005. As discussed in more detail in the Allowance for Loan Losses section of this analysis, management believes the increased provision in the current year is necessary to provide adequate coverage of its current loan balances based on its most recent analysis.

OTHER INCOME

Other income increased $203,000 (or 11.7%) in the second quarter of 2006 as compared to the same period in 2005. Approximately 87% of the $203,000 increase is due to the fact that the second quarter of 2005 included a $177,000 net loss on securities. Other than the previously mentioned securities loss, the components of other income remained relatively constant between periods.

OTHER EXPENSE

Non-interest expense increased by 12.2% to $5,515,000 in the second quarter of 2006 compared to $4,917,000 in the second quarter of 2005. Although the Corporation faces rising expenses in the normal course of its business, the majority (approximately 70%) of the increases in other expense are due to salaries and benefits, technology and outside services as the Corporation moves forward to grow and expand its banking franchise as well as its new consumer finance subsidiary. This correlation between increasing cost and growth will be discussed more fully in the six month section of this analysis.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $869,000 in the second quarter of 2006 as compared to $812,000 in the second quarter of 2005 resulting in an effective tax rate of 27.1% and 25.7%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The Corporation had net income of $4,766,000 for the six months of 2006 compared to $4,391,000 for the same period of 2005. The earnings per diluted share increased from $0.48 in the first six months of 2005 to $0.53 for the first six months of 2006. The return on assets and the return on equity for the six months of 2006 are 1.24% and 13.55% as compared to 1.18% and 12.65% for the first six months of 2005.

INTEREST INCOME AND EXPENSE

Net interest income totaled $13,998,000 in the first six months, an increase of $1,217,000 (or 9.5%) over the first six months of 2005. Total interest and dividend income increased by $3,690,000 (or 18.3%) as compared to the first six months of 2005 while total interest expense increased $2,473,000 (or 33.7%) as compared to the first six months of 2005. Although the increases in short term rates have increased the Corporation’s cost of funds, we have also seen greater positive increases in interest income from loans and investments due to our increased level of average earning assets in combination with shifting earning assets from lower yielding securities to higher yielding loans. As noted on page 15 of this analysis, the Corporation’s average earning assets have increased by $24,644,000 from $679,570,000 at June 30, 2005 to $704,214,000 at June 30, 2006 while our fully tax equivalent net interest margin increased from 3.96% to 4.15%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $755,000 in the first six months of 2006 compared to $339,000 in the first six months of 2005. As discussed in more detail in the Allowance for Loan Losses section of this analysis, management believes the increased provision in the current year is necessary to provide adequate coverage of its current loan balances based on its most recent analysis.

OTHER INCOME

Other income increased $790,000 (or 23.9%) in the first six months of 2006 as compared to the same period in 2005. However, $518,000 of the increase relates to securities transactions. During the six months of 2005, the Corporation recognized a $240,000 loss on other-than-temporarily impaired securities as well as net security gains of $63,000 resulting in a $177,000 net loss. During the first six months of 2006, the Corporation recorded a security gain when the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

The Corporation is seeing positive trends in other line items such as trust and asset management fees and service charges on deposits. A positive enhancement to our “other” non interest income line has been revenue from increased transactions on our Visa Check Card product as well as increased credit card merchant services which accounted for the majority of the increase in the “other” category as it increased by $78,000 over the same period in 2005.

OTHER EXPENSE

Non-interest expense increased by 9.3% to $10,957,000 in the first six months of 2006 compared to $10,023,000 in the first six months of 2005. The majority (approximately 79%) of the increase was a result of the Corporation’s increasing costs for salaries as well as technology. Like many growing entities, the Corporation is faced with increasing employee related costs to attract and retain quality personnel to support its growth. Likewise, current investments in technology and technology-related costs are also considered to be critical to the future success of the Corporation. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth. As mentioned in the future outlook section of this analysis, the Corporation is beginning the process of expanding its banking franchise into the Erie, Pennsylvania market as well as opening three new offices of its consumer finance subsidiary Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $1,616,000 in the first six months of 2006 as compared to $1,334,000 in the first six months of 2005 resulting in an effective tax rate of 25.3% and 23.3%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. Before the end of the third quarter management plans to have a full service branch open in Erie as we begin the process of growing our ERIEBANK franchise. Erie, along with our traditional market areas, should provide the Bank with sustained loan growth in 2006.

As mentioned in the funding and securities sections of this analysis, the Corporation anticipates using normal runoff of the investment portfolio to fund expected loan growth. This strategy is intended to provide a better net interest margin as we increase the yield on earning assets while managing the investments to a level that will still maintain appropriate levels of liquidity within the balance sheet. Management believes this strategy will improve overall earnings but will slow the growth in assets.

Non-interest income should be enhanced in several areas including improved wealth management income. In addition, as we enter new markets and grow transaction accounts, we anticipate increases in our service charge and fee income. A known area of increased costs will be the personnel and occupancy costs related to the 2006 opening of a full-service branch in Warren, Pennsylvania as well as the previously mentioned growth plans for our ERIEBANK division. We have opened two new offices of our consumer finance venture, Holiday Financial Services Corporation during the second quarter in the communities of Hollidaysburg and Northern Cambria, Pennsylvania. In addition, we plan to open another office in the third quarter in the community of Clearfield, Pennsylvania. While noninterest costs are expected to increase with the growth of these new ventures, they should provide growth in earning assets to help offset these costs into the future.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not and indication of future earnings, we feel the Corporation is positioned to enhance performance of normal operations through 2006.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan and Lease Losses), of the 2005 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2005 other than the adoption of SFAS No. 123R as mentioned in the notes to the consolidated financial statements.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimate,” “projected,” “forecast,” “should,” or “gravitate to” and similar expressions as they relate to CNB Financial Corporation or its management are intended to identify such forward looking statements. CNB Financial Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at March 31, 2006 which is the most recent data available at the time of this filing.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at March 31, 2006 was 1.03% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at Marach 31, 2006:

March 31, 2006
Static 1-Yr. Cumulative Gap	1.03%
Earnings Simulation
-200 bps vs. Stable Rate	0.96%
+200 bps vs. Stable Rate	(2.02)%

The interest rate sensitivity position at March 31, 2006 was asset sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that there were no significant changes in the Corporation’s internal controls over financial reporting or in other factors that occurred during the quarter that could significantly affect its internal controls.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/06 to 4/30/06	12	$13.45	—	264,513

5/1/06 to 5/31/06	13,560	14.02	13,560	250,953

6/1/06 to 6/30/06	36,184	13.92	36,184	214,769

Total	49,756	$13.94	49,744

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES -None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – CNB Financial Corporation held its Annual Meeting of Shareholders on April 18, 2006, for the purpose of electing four directors, to ratify the appointment of independent auditors, and to transact such other business as would properly come before the meeting.

Results of shareholder voting on these individuals were a follows:

Election of Directors

	Joseph B. Bower, Jr.	Robert E. Brown	Michael F. Lezzer	Robert W. Montler
For	6,399,134	6,402,154	6,398,276	6,392,094
Against or Withheld	147,062	144,042	147,920	154,102

The following directors’ terms of office as director continued after the meeting:

William F. Falger, James J. Leitzinger, Dennis L. Merrey, William R. Owens, Deborah Dick Pontzer, Jeffrey S.

Powell, James B. Ryan, and Peter F. Smith.

Results of voting on amended and restated Articles of Incorporation was as follows:

For	6,389,088
Against or Withheld	157,108

Results of voting on amended and restated bylaws was as follows:

For	6,520,022
Against or Withheld	26,174

Results of ratification of appointment of Crowe Chizek and Company, LLC as independent auditors was as follows:

For	6,525,174
Against or Withheld	21,022

The total shares voted at the annual meeting were 6,546,196.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

	EXHIBIT 31.1	CEO Certification
	EXHIBIT 31.2	Principal Financial Officer Certification
	EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE: August 8, 2006	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: August 8, 2006	/s/ Charles R. Guarino.
Charles R. Guarino
Treasurer
(Principal Financial Officer)