Form 10-Q
period 2006-09-30
CNB FINANCIAL CORP/PA
filed 2006-11-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2006

COMMON STOCK: $0 PAR VALUE, 8,922,435 SHARES

INDEX

Sequential Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – September 30, 2006 and December 31, 2005

PAGE 4.	Consolidated Statements of Income – Quarters ending September 30, 2006 and 2005

PAGE 5.	Consolidated Statements of Income – Nine months ending September 30, 2006 and 2005

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and nine month periods ending September 30, 2006 and 2005

PAGE 7.	Consolidated Statements of Cash Flows – Nine months ending September 30, 2006 and 2005

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 15.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 23.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 25.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 25.	ITEM 1 Legal Proceedings

PAGE 25.	ITEM 1A. Risk Factors

PAGE 24.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 25.	ITEM 3 Defaults Upon Senior Securities

PAGE 25.	ITEM 4 Submission of Matters to a Vote of Security Holders

PAGE 25.	ITEM 5 Other Information

PAGE 25.	ITEM 6 Exhibits

PAGE 26.	Signatures

PART I. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	Sept 30 2006	December 31 2005
	(unaudited)
ASSETS
Cash and due from banks	$16,182	$19,146
Interest bearing deposits with other financial institutions	6,750	23,871

TOTAL CASH AND CASH EQUIVALENTS	22,932	43,017
Securities available for sale	162,532	161,897
Loans held for sale	3,452	2,733
Loans	538,660	511,042
Less: unearned discount	583	429
Less: allowance for loan losses	6,091	5,603

NET LOANS	531,986	505,010
FHLB, FRB and other equity interests	4,992	4,789
Premises and equipment, net	14,542	13,912
Bank owned life insurance	14,321	13,797
Accrued interest receivable and other assets	7,293	6,869
Mortgage servicing rights	448	373
Goodwill	10,821	10,821
Intangible assets, net	489	800

TOTAL ASSETS	$773,808	$764,018

LIABILITIES
Deposits:
Non-interest bearing deposits	$84,433	$80,874
Interest bearing deposits	540,027	537,629

TOTAL DEPOSITS	624,460	618,503
Short-term borrowings	4,865	2,000
Other borrowings	57,000	58,250
Accrued interest and other liabilities	5,384	4,987
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	702,019	694,050
SHAREHOLDERS’ EQUITY
Common stock $0 par value Authorized 50,000,000 shares Issued 9,233,750 shares	—	9,234
Additional paid in capital	13,250	4,160
Retained earnings	61,780	58,439
Treasury stock, at cost (287,289 shares for September 2006, and 209,596 shares for December 2005)	(4,141)	(3,031)
Accumulated other comprehensive income	900	1,166

TOTAL SHAREHOLDERS’ EQUITY	71,789	69,968

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$773,808	$764,018

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$10,243	$8,740
Deposits with other financial institutions	161	213
Securities:
Taxable	1,459	1,182
Tax-exempt	412	455
Dividends	149	86

TOTAL INTEREST AND DIVIDEND INCOME	12,424	10,676

INTEREST EXPENSE
Deposits	4,473	3,250
Borrowed funds	945	901

TOTAL INTEREST EXPENSE	5,418	4,151

Net interest income	7,006	6,525
Provision for loan losses	324	207

NET INTEREST INCOME AFTER PROVISION	6,682	6,318

OTHER INCOME
Trust & asset management fees	245	239
Service charges on deposit accounts	1,114	1,091
Other service charges and fees	172	119
Net security gains	2	—
Mortgage banking income	23	26
Bank owned life insurance earnings	187	139
Wealth Management	115	126
Other	162	121

TOTAL OTHER INCOME	2,020	1,861

OTHER EXPENSES
Salaries & Benefits	2,825	2,489
Net occupancy expense of premises	705	662
Amortization of intangibles	104	79
Other	1,881	1,883

TOTAL OTHER EXPENSES	5,515	5,113

Income before income taxes	3,187	3,066
Applicable income taxes	844	781

NET INCOME	$2,343	$2,285

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.26	$0.25
Net income, diluted	$0.26	$0.25
DIVIDENDS PER SHARE
Cash dividends per share	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$29,787	$25,122
Deposits with other financial institutions	588	456
Securities:
Taxable	4,171	3,584
Tax-exempt	1,288	1,381
Dividends	393	246

TOTAL INTEREST AND DIVIDEND INCOME	36,227	30,789

INTEREST EXPENSE
Deposits	12,433	9,086
Borrowed funds	2,790	2,397

TOTAL INTEREST EXPENSE	15,223	11,483

Net interest income	21,004	19,306
Provision for loan losses	1,079	546

NET INTEREST INCOME AFTER PROVISION	19,925	18,760

OTHER INCOME
Trust & asset management fees	749	698
Service charges on deposit accounts	3,108	2,982
Other service charges and fees	462	380
Net security gains	343	63
Loss on other-than-temporarily impaired securities	—	(240)
Mortgage banking income	120	76
Bank owned life insurance earnings	525	479
Wealth Management	388	419
Other	421	210

TOTAL OTHER INCOME	6,116	5,067

OTHER EXPENSES
Salaries & Benefits	8,168	7,412
Net occupancy expense of premises	2,107	2,032
Amortization of intangibles	311	236
Other	5,886	5,356

TOTAL OTHER EXPENSES	16,472	15,036

Income before income taxes	9,569	8,791
Applicable income taxes	2,460	2,115

NET INCOME	$7,109	$6,676

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.79	$0.73
Net income, diluted	$0.79	$0.73
DIVIDENDS PER SHARE
Cash dividends per share	$0.42	$0.41

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$2,343	$2,285	$7,109	$6,676

Other comprehensive income, net of tax Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period, net of tax	784	(162)	(43)	(1,135)
Reclassified adjustment for accumulated (gains) losses included in net income, net of tax	(1)	—	(223)	115

Other comprehensive income (loss)	783	(162)	(266)	(1,020)

Comprehensive income	$3,126	$2,123	$6,843	$5,656

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	9 Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net Income	$7,109	$6,676
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,079	546
Depreciation and amortization	1,391	1,392
Amortization and accretion of securities and deferred loan fees	(343)	17
Deferred taxes	(106)	349
Security gains	(343)	(63)
Loss on other-than-temporarily impaired securities	—	240
Gain on sale of loans	(46)	(90)
Net gains on dispositions of premises and equipment and acquired property	—	(20)
Proceeds from sale of loans	9,507	10,367
Origination of loans for sale	(10,398)	(9,932)
Increase in Bank Owned Life Insurance	(525)	(479)
Stock-based compensation expense	46	—
Changes in:
Interest receivable and other assets	(281)	(234)
Interest payable and other liabilities	654	(333)

Net cash provided by operating activities	7,744	8,436
Cash flows from investing activities:
Proceeds from maturities of:
Securities available for sale	30,766	29,180
Proceeds from sales of securities available for sale	82	3,048
Purchase of securities available for sale	(31,574)	(34,582)
Loan origination and payments, net	(27,837)	(16,070)
Purchase of FHLB, FRB & Other Equity Interests	(203)	(207)
Net, purchase of premises and equipment	(1,567)	(1,211)
Proceeds from the sale of premises and equipment and foreclosed assets	—	315

Net cash used in investing activities	(30,333)	(19,527)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	(11,297)	4,431
Certificates of deposit	17,254	(775)
Treasury stock purchased	(2,016)	(1,747)
Proceeds from sale of treasury stock	716	572
Proceeds from the exercise of stock options	—	134
Cash dividends paid	(3,768)	(3,736)
Advances from long-term borrowings	10,000	17,000
Repayments on long-term borrowings	(11,250)	—
Net change in short-term borrowings	2,865	2,500

Net cash provided by financing activities	2,504	18,379

Net increase (decrease) in cash and cash equivalents	(20,085)	7,288
Cash and cash equivalents at beginning of year	43,017	29,912

Cash and cash equivalents at end of period	$22,932	$37,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,002	$11,258
Income Taxes	$2,385	$2,080
Supplemental non cash disclosures:
Transfers to other real estate owned	$142	$38
Grant of restricted stock awards from treasury stock	$202	—

The accompanying notes are an integral part of these financial statements.

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of September 30, 2006 and for the quarters and nine months ended September 30, 2006 and 2005 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine month periods ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the year ended December 31, 2005.

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

	For the Three Months Ended September 30, 2006
(Dollars in thousands except per share data)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Income before income taxes	$3,187	$—	$3,187
Income taxes	844	—	844

Net Income	$2,343	$—	$2,343

Basic earnings per share	$0.26	$—	$0.26
Diluted earnings per share	$0.26	—	$0.26

	For the Nine Months Ended September 30, 2006
(Dollars in thousands except per share data)	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Income before income taxes	$9,587	$(18)	$9,569
Income taxes	2,466	(6)	2,460

Net Income	$7,121	$(12)	$7,109

Basic earnings per share	$0.79	$—	$0.79
Diluted earnings per share	$0.79	—	$0.79

The following table illustrates the effect (as a result of stock options)on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123.

	For the Three Months Ended September 30, 2005
(Dollars in thousands except per share data)	As Reported	SFAS 123 Adjustment	If Under SFAS 123
Income before income taxes	$3,066	(23)	$3,043
Income taxes	781	(8)	773

Net Income	$2,285	(15)	$2,270

Basic earnings per share	$0.25	$—	$0.25
Diluted earnings per share	$0.25	$—	$0.25

	For the Nine Months Ended September 30, 2005
(Dollars in thousands except per share data)	As Reported	SFAS 123 Adjustment	If Under SFAS 123
Income before income taxes	$8,791	(440)	$8,351
Income taxes	2,115	(154)	1,961

Net Income	$6,676	(286)	$6,390

Basic earnings per share	$0.73	$(0.03)	$0.70
Diluted earnings per share	$0.73	$(0.03)	$0.70

A summary of the activity for stock options is as follows:

	Nine months ended September 30, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Options outstanding, beginning of period	268,043	$13.14	$2.29
Forfeited	625	$9.50	$2.06
Exercised	—	—	—
Granted	—	—	—

Options outstanding, end of period	267,418	$13.15	$2.29	6.0 years

Options exercisable, end of period	258,510	$13.15	$2.30	6.0 years

No stock options were granted during the three or nine month periods ended September 30, 2006 or 2005.

The aggregate intrinsic value of all options outstanding at September 30, 2006 was $524,265. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $518,831. There were no options exercised during the nine months ended September 30, 2006.

There is no remaining compensation cost subsequent to September 30, 2006 for stock option awards that have been awarded but not vested.

Restricted Stock Awards

During 2006, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 14,654 shares of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the vesting periods noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholder’s equity until earned. Compensation expense resulting from these restricted stock awards was approximately $12,440 for the quarter ended September 30, 2006 and $28,600 for the nine months ended September 30, 2006. There was no compensation expense related to restricted stock awards in prior periods.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three and nine month periods ended September 30, 2006 and 2005, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic earnings per share computation:
Net Income	$2,343	$2,285	$7,109	$6,676

Gross weighted average shares outstanding	8,952	9,071	8,975	9,102
Less: Average unearned restricted stock	12	—	9	—

Net weighted average shares outstanding	8,940	9,071	8,966	9,102

Basic earnings per share:	$0.26	$0.25	$0.79	$0.73

Diluted earnings per share computation:
Net Income	$2,343	$2,285	$7,109	$6,676

Weighted average shares outstanding for basic earnings per share	8,940	9,071	8,966	9,102
Add: Dilutive effects of assumed exercises of stock options	24	44	24	45

Weighted average shares and potentially dilutive shares	8,964	9,115	8,990	9,147

Diluted earnings per share	$0.26	$0.25	$0.79	$0.73

SECURITIES

Securities at September 30, 2006 and December 31, 2005 (in thousands) are as follows:

	September 30, 2006				December 31, 2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury	$11,964	$18	$(48)	$11,934	$11,961	$—	$(111)	$11,850
U.S. Government agencies and corporations	25,292	1	(283)	25,010	31,378	6	(415)	30,969
Obligations of States and Political Subdivisions	35,434	1,039	(19)	36,454	39,352	1,340	(20)	40,672
Mortgage-backed	47,345	42	(590)	46,797	39,907	71	(551)	39,427
Corporate notes and bonds	31,805	679	(50)	32,434	29,820	815	(187)	30,448
Marketable equity securities	9,315	800	(212)	9,903	7,688	986	(143)	8,531

Total Securities available for sale	$161,155	$2,579	$(1,202)	$162,532	$160,106	$3,218	$(1,427)	$161,897

At September 30, 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2006	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$2,954	$(20)	$4,971	$(28)	$7,925	$(48)
U.S. Gov’t Agencies & Corps	6,966	(31)	13,234	(252)	20,200	(283)
Obligations of States and Political Subdivisions	1,916	(5)	1,043	(14)	2,959	(19)
Mortgage-Backed	11,718	(81)	21,462	(509)	33,180	(590)
Corporate Notes and Bonds	998	(2)	9,367	(48)	10,365	(50)
Marketable Equities	1,832	(64)	579	(148)	2,411	(212)

	$26,384	$(203)	$50,656	$(999)	$77,040	$(1,202)

December 31, 2005	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$4,940	$(39)	$5,935	$(72)	$10,875	$(111)
U.S. Gov’t Agencies & Corps	11,056	(127)	16,198	(288)	27,254	(415)
Obligations of States and Political Subdivisions	3,268	(16)	705	(4)	3,973	(20)
Mortgage-Backed	19,548	(356)	9,789	(195)	29,337	(551)
Corporate Notes and Bonds	8,906	(70)	4,258	(117)	13,164	(187)
Marketable Equities	1,036	(43)	1,390	(100)	2,426	(143)

	$48,754	$(651)	$38,275	$(776)	$87,029	$(1,427)

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

Included in the $999,000 of unrealized losses at September 30, 2006 on investment securities that have been in a continuous unrealized loss position for 12 months or more are $851,000 of unrealized losses on debt securities. Management does not believe any of the individual unrealized losses on debt securities represents an other-than-temporary impairment since these losses are primarily attributable to changes in interest rates and the Corporation has both the intent and ability to hold the debt securities to maturity.

Unrealized losses on equity securities, which comprise the remainder of the $999,000 and amount to $148,000, were not individually significant and are considered to be temporary in nature.

During the nine months, the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

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

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $22,932,000 at September 30, 2006 compared to $43,017,000 on December 31, 2005. No liquidity issues were caused by this reduction in cash which was primarily used to fund loan growth that was planned for and occurred during the first nine months of 2006.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased approximately $635,000 or 0.4% since December 31, 2005. The slight increase is primarily the result of purchases made in short duration fixed and variable collateralized mortgage obligations. The purchase of these short duration investments is part of an overall corporate strategy to use normal run-off of the investment portfolio to fund anticipated loan growth during the latter part of 2006. This strategy is intended to provide an improved net interest margin as we increase the yield on earning assets while managing our investment portfolio to a level that will still maintain appropriate levels of liquidity within the balance sheet.

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

LOANS

The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. At September 30, 2006, the Corporation had $538,077,000 in loans outstanding, net of unearned discount, an increase of $27,464,000 (or 5.4%) since December 31, 2005. As noted in the following table, the increase was primarily the result of demand for our commercial loan products including commercial mortgages. The Corporation sees commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. During the third quarter of 2005 the Corporation opened a loan production office (LPO) in Erie, Pennsylvania as part of the previously mentioned ERIEBANK project. During the third quarter of 2006, the Corporation opened its first full-service ERIEBANK branch. At September 30, 2006, the ERIEBANK venture had generated $15,215,000 in loans outstanding.

Total loans, net of unearned, at December 31, 2005 and September 30, 2006 are summarized as follows:

($’s in thousands)	9/30/2006	12/31/2005
Commercial, Financial and Agricultural	$206,567	$194,044
Residential Mortgage	159,126	153,130
Commercial Mortgage	145,041	135,417
Installment	27,158	27,840
Lease Receivables	185	182

	$538,077	$510,613

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)	September 30, 2006	Periods ending December 31, 2005	September 30, 2005
Balance at beginning of Period	$5,603	$5,585	$5,585
Charge-offs:
Commercial and financial	—	16	—
Commercial mortgages	104	135	127
Residential mortgages	118	152	72
Installment	315	372	285
Lease receivables	20	—	—
Overdrafts	187	300	217

	744	975	701
Recoveries:
Commercial and financial	6	1	—
Commercial mortgages	—	18	18
Residential mortgages	4	—	—
Installment	71	99	83
Lease receivables	3	1	1
Overdrafts	69	91	70

	153	210	172

Net charge-off’s:	(591)	(765)	(529)

Provision for loan losses	1,079	783	546

Balance at end-of-period	$6,091	$5,603	$5,602

Loans, net of unearned	$538,077	$510,613	$497,839
Allowance to net loans	1.13%	1.10%	1.13%
Net charge-offs to average loans	0.15%	0.15%	0.14%
Non performing assets	$2,244	$2,108	$3,497
Non performing % of total assets	0.29%	0.29%	0.47%

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

The reviewed loan pools are further segregated into four categories: special mention, substandard, doubtful and unclassified. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends. The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

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

As noted in the preceding table, both the level of nonperforming assets and the percentage of annualized net charge-offs has remained relatively constant since December 31, 2005. However, over the same time period, the coverage percentage of the allowance to net loans has increased by three basis points from 1.10% at December 31, 2005 to 1.13% at September 30, 2006.

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

        During the three and nine month periods ended September 30, 2006 the Corporation increased its provision for loan losses and allowance as compared to the three and nine month periods ended September 30, 2005. This increase was deemed necessary based on the evaluation described above and included consideration of two new ventures as well as other factors which did not exist in 2005. First, the Corporation entered the Erie, Pennsylvania market and began doing business as ERIEBANK. The fact that this is a new market along with a heavy emphasis on commercial real estate was considered and certain factors were adjusted that increased the provision and allowance in the current year based on the growth of our ERIEBANK loan portfolio. Secondly, the Corporation entered the consumer finance and discount loan industry during the fourth quarter of 2005 with the formation of Holiday Financial Services Corporation. During the first nine months of 2006, the Corporation began to grow a portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Although this loan portfolio is not currently significant in terms of the overall loan portfolio, it was nevertheless considered in our analysis resulting in increases in our provision during the first nine months of 2006.

Lastly, our analysis considered the effects on our customers of the rising cost of doing business as a result of increases in items such as oil, fuel and rising interest rates.

Based on the methodology described above, management believes that the charges to the provision are reasonable for the three and nine month periods presented and the allowance is adequate to absorb probable incurred losses in the loan portfolio as of September 30, 2006.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, reaching $624,460,000 at September 30, 2006. Deposits have increased only 0.96% since year-end 2005. As mentioned in the Securities section of this analysis, the Corporation plans to utilize normal investment run-off to fund projected loan growth and does not plan to aggressively grow deposits or seek outside funding sources during 2006.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. Long-term borrowings were $57,000,000 at September 30, 2006 as compared to $58,250,000 at December 31, 2005. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $71,789,000 at September 30, 2006 compared to $69,968,000 at December 31, 2005, an increase of $1,821,000. In the first nine months of 2006, the Corporation earned $7,109,000 and declared dividends of $3,768,000, a dividend payout ratio of 53.0% of net income. This growth was offset by the purchase of treasury stock and a decline in the securities market value as discussed below.

During the first nine months of 2006, the Corporation continued to repurchase shares of its own stock under a publicly announced plan. This strategy is the primary reason for the increase in treasury stock of 77,785 shares or $1,110,000 since December 31, 2005.

The securities in the Corporation’s portfolio are classified as available for sale making the Corporation’s balance sheet more sensitive to the changing market value of investments. The Federal Open Market Committee raised the federal discount rate by 100 basis points in the first nine months of 2006. This situation affected the market value of various securities in the Corporation’s portfolio and is the primary reason for a decrease in accumulated other comprehensive income, included in shareholders’ equity, of $266,000 since December 31, 2005.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.91% at September 30, 2006 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.83% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2006 was 9.25%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2006:

Commitments to extend credit	$144,308
Standby letters of credit	15,127

$159,435

CONSOLIDATED YIELD COMPARISONS

(In thousands)

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$6,950	6.18%	$322	$7,128	4.19%	$224
Federal funds sold and securities purchased under agreements to resell	4,688	7.57%	266	7,826	3.95%	232
Securities:
Taxable (1)	113,777	4.86%	4,171	123,690	3.86%	3,584
Tax-Exempt (1,2)	37,338	6.46%	1,761	38,585	6.73%	1,947
Equity Securities (1,2)	14,046	4.86%	490	12,271	3.26%	300

Total Securities	176,799	5.69%	7,010	189,500	4.42%	6,287

Loans
Commercial (2)	204,039	7.81%	11,954	188,106	6.83%	9,630
Mortgage (2)	295,969	7.17%	15,925	275,009	6.78%	13,981
Installment	28,198	10.62%	2,247	28,052	8.72%	1,834
Leasing	338	5.92%	15	1,291	6.09%	59

Total Loans (3)	528,544	7.60%	30,141	492,458	6.91%	25,504
Total earning assets	705,343	7.02%	37,151	681,958	6.22%	31,791

Non Interest Bearing Assets
Cash & Due From Banks	16,994			15,908
Premises & Equipment	14,209			14,115
Other Assets	36,797			38,535
Allowance for Possible Loan Losses	(5,884)			(5,594)

Total Non Interest Earning Assets	62,116			62,964

Total Assets	$767,459		$37,151	$744,922		$31,791

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$138,011	1.27%	$1,318	$144,123	0.69%	$746
Savings	60,838	0.57%	262	71,824	0.60%	324
Time	341,001	4.24%	10,853	314,108	3.40%	8,016

Total interest-bearing deposits	539,850	3.07%	12,433	530,055	2.29%	9,086
Short-term borrowings	2,469	3.73%	69	4,185	1.53%	48
Long-term borrowings	58,667	4.73%	2,080	50,833	4.87%	1,855
Trust preferred securities	10,310	8.29%	641	10,310	6.39%	494

Total interest-bearing liabilities	611,296	3.32%	15,223	595,383	2.57%	11,483
Demand - non-interest-bearing	79,384			73,095
Other liabilities	5,969			6,830

Total Liabilities	696,649		15,223	675,308		11,483
Shareholders’ Equity	70,810			69,614

Total Liabilities and Shareholders’ Equity	$767,459		$15,223	$744,922		$11,483

Interest Income/Earning Assets		7.02%	$37,151		6.22%	$31,791
Interest Expense/Interest Bearing Liabilities		3.32%	15,223		2.57%	11,483

Net Interest Spread		3.70%	$21,928		3.64%	$20,308

Interest Income/Interest Earning Assets		7.02%	$37,151		6.22%	$31,791
Interest Expense/Interest Earning Assets		2.88%	15,223		2.25%	11,483

Net Interest Margin		4.15%	$21,928		3.97%	$20,308

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Corporation had net income of $2,343,000 for the third quarter of 2006 compared to $2,285,000 for the same period of 2005. The earnings per diluted share were at $0.26 and $0.25 for the third quarter of 2006 and 2005, respectively.

INTEREST INCOME AND EXPENSE

Net interest income totaled $7,006,000 in the third quarter, an increase of $481,000 (or 7.4%) over the third quarter of 2005. Total interest and dividend income increased by $1,748,000 (or 16.4%) as compared to the third quarter of 2005 while total interest expense increased $1,267,000 (or 30.5%) as compared to the third quarter of 2005. The primary reason for the growth in net interest income stems from an improved level of average earning assets and increasing yields due to the increase in market interest rates and shifting the asset mix more heavily to loans as discussed further in the section of this analysis which covers the nine month periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $324,000 in the third quarter of 2006 compared to $207,000 in the third quarter of 2005. As discussed in more detail in the Allowance for Loan Losses section of this analysis, management believes the increased provision in the current year is necessary to provide adequate coverage of its current loan balances based on its most recent analysis.

OTHER INCOME

Other income increased $159,000 (or 8.5%) in the third quarter of 2006 as compared to the same period in 2005. Approximately 78% of the $159,000 is the result of a higher level of service charges and fees as well as improved earnings on bank owned life insurance.

OTHER EXPENSE

Non-interest expense increased by 7.9% to $5,515,000 in the third quarter of 2006 compared to $5,113,000 in the third quarter of 2005. Although the Corporation faces rising expenses in the normal course of its business, the majority (approximately 83%) of the increase in other expense is due to increased salaries and benefits as the Corporation moves forward to grow and expand its banking franchise as well as its new consumer finance subsidiary. This correlation between increasing cost and growth will be discussed more fully in the nine month section of this analysis.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $844,000 in the third quarter of 2006 as compared to $781,000 in the third quarter of 2005 resulting in an effective tax rate of 26.5% and 25.5%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The Corporation had net income of $7,109,000 for the nine months of 2006 compared to $6,676,000 for the same period of 2005. The earnings per diluted share increased from $0.73 in the first nine months of 2005 to $0.79 for the first nine months of 2006. The annualized return on assets and the return on equity for the nine months of 2006 are 1.24% and 13.39% as compared to 1.19% and 12.79% for the first nine months of 2005.

INTEREST INCOME AND EXPENSE

Net interest income totaled $21,004,000 in the first nine months, an increase of $1,698,000 (or 8.8%) over the first nine months of 2005. Total interest and dividend income increased by $5,438,000 (or 17.7%) as compared to the first nine months of 2005 while total interest expense increased $3,740,000 (or 32.6%) as compared to the first nine months of 2005. Although the increases in short term rates have increased the Corporation’s cost of funds, we have also seen greater positive increases in interest income from loans and investments due to our increased level of average earning assets in combination with shifting earning assets from lower yielding securities to higher yielding loans. As noted on page 20 of this analysis, the Corporation’s average earning assets have increased by $23,385,000 from $681,958,000 at September 30, 2005 to $705,343,000 at September 30, 2006 while our fully tax equivalent net interest margin increased from 3.97% to 4.15%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1,079,000 in the first nine months of 2006 compared to $546,000 in the first nine months of 2005. As discussed in more detail in the Allowance for Loan Losses section of this analysis, management believes the increased provision in the current year is necessary to provide adequate coverage of its current loan balances based on its most recent analysis.

OTHER INCOME

Other income increased $1,049,000 (or 20.7%) in the first nine months of 2006 as compared to the same period in 2005. However, $520,000 of the increase relates to securities transactions. During the nine months of 2005, the Corporation recognized a $240,000 loss on other-than-temporarily impaired securities as well as net security gains of $63,000 resulting in a $177,000 net loss. During the first nine months of 2006, the Corporation recorded a security gain when the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

The Corporation is seeing positive trends in other line items such as trust and asset management fees and service charges. A positive enhancement to our “other” non interest income line has been revenue from increased transactions on our Visa Check Card product as well as increased credit card merchant services which accounted for the majority of the increase in the “other” category as it increased by $211,000 over the same period in 2005.

OTHER EXPENSE

Non-interest expense increased by 9.6% to $16,472,000 in the first nine months of 2006 compared to $15,036,000 in the first nine months of 2005. The majority (approximately 73%) of the increase was a result of the Corporation’s increasing costs for salaries and benefits as well as technology. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth. Although the average cost per FTE (full-time equivalent) has remained relatively constant over the past year, the total FTE’s have increased by 30 from 222 at September 30, 2005 to 252 at September 30, 2006.

As mentioned in the future outlook section of this analysis, the Corporation is beginning the process of expanding its banking franchise into the Erie, Pennsylvania market and has opened three new offices of its consumer finance subsidiary Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $2,460,000 in the first nine months of 2006 as compared to $2,115,000 in the first nine months of 2005 resulting in an effective tax rate of 25.7% and 24.1%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. During the third quarter management opened its first full service branch in Erie and has begun the process of growing our ERIEBANK franchise. Erie, along with our traditional market areas, should provide the Bank with sustained loan growth during the remainder of 2006.

As mentioned in the funding and securities sections of this analysis, the Corporation anticipates using normal runoff of the investment portfolio to fund expected loan growth. This strategy is intended to provide a better net interest margin as we increase the yield on earning assets while managing the investments to a level that will still maintain appropriate levels of liquidity within the balance sheet. Management believes this strategy will improve overall earnings but will slow the growth in assets increased outside funding. Our current forecast projects minimal growth in total assets.

Non-interest income should be enhanced in several areas including improved service charge and fee income as we enter new markets and grow transaction accounts. A known area of increased costs will be the personnel and occupancy costs related to the October 2006 opening of a full-service branch in Warren, Pennsylvania as well as the previously mentioned growth plans for our ERIEBANK division. We have opened three new offices of our consumer finance venture, Holiday Financial Services Corporation during the year in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. While noninterest costs are expected to increase with the growth of these new ventures, they should provide growth in earning assets to offset these costs in the future.

County National Bank (the “Bank”), the principal subsidiary of CNB Financial Corporation, has filed an application to convert from a national banking charter to a state banking charter during October of 2006. Following the conversion, which is anticipated by year end 2006, the Bank will change its name to CNB Bank. The primary purpose for this change in charter is to provide the Bank greater flexibility in executing its ongoing strategy of growth and expansion as well as recognize significant annual savings in assessment fees.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is positioned to enhance performance of normal operations through the remainder of 2006.

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

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at June 30, 2006 which is the most recent data available at the time of this filing.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at June 30, 2006 was (0.71)% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at June 30, 2006:

June 30, 2006
Static 1-Yr. Cumulative Gap	(0.71)%
Earnings Simulation
-200 bps vs. Stable Rate	3.89%
+200 bps vs. Stable Rate	(3.29)%

The interest rate sensitivity position at June 30, 2006 was liability sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/06 to 7/31/06	207	$13.81	—	214,769

8/1/06 to 8/31/06	23,147	13.90	22,800	191,969

9/1/06 to 9/30/06	4,546	13.90	4,500	187,469

Total	27,900	$13.90	27,300

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES -None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

	EXHIBIT 31.1	CEO Certification
	EXHIBIT 31.2	Principal Financial Officer Certification
	EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 8, 2006	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: November 8, 2006	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)