Form 10-K
period 2006-12-31
CNB FINANCIAL CORP/PA
filed 2007-03-15
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, No Par Value

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

Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2006: $112,270,314

The number of shares outstanding of the registrant’s common stock as of March 8, 2007: 8,868,524 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to shareholders for the year ended December 31, 2006 are incorporated by reference into Part I, Part II and Part III.

Portions of the proxy statement for the annual shareholders’ meeting on April 17, 2007 are incorporated by reference into Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

PART I.

ITEM 1.	BUSINESS

CNB FINANCIAL CORPORATION

CNB Financial Corporation (the Corporation) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Financial Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December of 2006, County National Bank changed its name to CNB Bank and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto. The Corporation is currently engaged in four non-banking activities through its wholly owned subsidiaries CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation. CNB Securities Corporation was formed in 2005 to hold and manage investments that were previously owned by the Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments. County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona. The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank. CNB Insurance Agency was established in February of 2003. The company provides fixed annuity products to banking customers. The Corporation’s newest subsidiary, Holiday Financial Services Corporation, was formed in the third quarter of 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Finally, in addition to these operating subsidiaries, the Corporation has a wholly owned affiliate, CNB Statutory Trust I, which is accounted for using the equity method based on the nature and purpose of the entity.

The Corporation does not currently engage in any operating business activities, other than the ownership and management of CNB Bank (the Bank), CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation.

CNB BANK

The Bank was incorporated in 1934 and is chartered in the State of Pennsylvania. The Bank’s Main Office is located at 1 South Second Street, Clearfield, (Clearfield County) Pennsylvania. The primary marketing area consists of the Pennsylvania Counties of Clearfield, Elk (excluding the Townships of Millstone, Highland and Spring Creek), McKean, Cambria and Cameron. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson.

ERIEBANK, a division of CNB Bank, began operations in 2005 when the Bank established a loan production office in Erie, Pennsylvania and started offering commercial loan service to businesses located within Erie and Erie County. During the third quarter of 2006, management opened its first full service branch in the Erie market at a temporary location and has begun the process of growing the ERIEBANK franchise. In 2007, the Bank plans to continue expansion into the Erie market with the addition of three full-service branches. The primary market area for the ERIEBANK division will be the north western Pennsylvania county of Erie including the city of Erie.

The approximate population of the general trade area is 450,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

In addition to the Main Office, the Bank has 22 full-service branch offices and 2 loan production offices located in various communities in its market area.

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

HOLIDAY FINANCIAL SERVICES CORPORATION

In the fourth quarter of 2005, the Corporation formed Holiday Financial Services Corporation, a wholly owned subsidiary, and entered the consumer discount loan and finance business with one office located in Sidman, Pennsylvania. During 2006, three additional offices were opened in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Holiday Financial Services Corporation is currently not material to the Corporation based on revenue, net income or total asset measurements; however, the Corporation plans to continue growing this entity with three more new offices slated for 2007.

COMPETITION

The financial services industry in the Corporation’s service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services. Some of the financial service providers operating in the Corporation’s market area operate on a large-scale regional or national basis and possess resources greater than those of the Corporation. The Corporation is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

SUPERVISION AND REGULATION

The Bank is subject to supervision and examination by applicable federal and state banking agencies, including the Pennsylvania State Department of Banking. The Bank is insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

EXECUTIVE OFFICERS

The table below lists the executive officers of the Corporation and CNB Bank and sets forth certain information with respect to such persons.

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
WILLIAM F. FALGER	59	PRESIDENT AND CHIEF EXECUTIVE OFFICER, CNB FINANCIAL CORPORATION, SINCE JANUARY 1, 2001;

		PRESIDENT AND CHIEF EXECUTIVE OFFICER, CNB BANK, SINCE JANUARY 1, 1993.

JOSEPH B. BOWER, JR.	43	SECRETARY SINCE DECEMBER 31, 2003, CNB FINANCIAL CORPORATION; EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER, CNB BANK, SINCE DECEMBER 31, 2003; AND PREVIOUSLY CHIEF FINANCIAL OFFICER, CNB BANK, SINCE NOVEMBER 10, 1997.

MARK D. BREAKEY	48	SENIOR VICE PRESIDENT AND CREDIT RISK MANAGER, CNB BANK, SINCE MAY, 1995.

CHARLES R. GUARINO	44	TREASURER, PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER, CNB FINANCIAL CORPORATION, SINCE APRIL 18, 2006, CHIEF FINANCIAL OFFICER, CNB BANK, SINCE APRIL 13, 2004 AND PREVIOUSLY A CERTIFIED PUBLIC ACCOUNTANT IN PUBLIC PRACTICE.

DONALD E. SHAWLEY	51	SENIOR VICE PRESIDENT, CNB BANK, SINCE SEPTEMBER 29, 1998; AND TRUST OFFICER SINCE NOVEMBER 1, 1985.

RICHARD L. SLOPPY	56	SENIOR VICE PRESIDENT AND SENIOR LOAN OFFICER, CNB BANK, SINCE JANUARY 1, 2004; AND PREVIOUSLY VICE PRESIDENT COMMERCIAL BANKING, CNB BANK, SINCE OCTOBER 5, 1998.

Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

The Corporation has no employees who are not employees of CNB Bank except for eleven individuals who are employees of Holiday Financial Services Corporation. As of December 31, 2006, the Corporation had a total of 273 employees of which 226 were full time and 47 were part time.

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

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2006			December 31, 2005			December 31, 2004
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$6,951	6.29%	$437	$7,422	4.26%	$316	$3,484	3.36%	$117
Federal funds sold and securities purchased under agreements to resell	3,518	8.33%	293	9,576	4.11%	394	6,246	1.92%	120
Securities:
Taxable (1)	114,092	5.12%	5,876	120,938	3.99%	4,817	108,437	3.45%	3,746
Tax-Exempt (1, 2)	36,904	6.49%	2,331	40,784	6.67%	2,593	41,508	6.94%	2,881
Equity Securities (1, 2)	14,269	3.65%	495	13,013	3.21%	403	14,027	3.95%	554

Total Securities	175,734	5.75%	9,432	191,733	4.95%	8,523	173,702	4.27%	7,418

Loans
Commercial (2)	205,659	7.90%	16,255	187,985	6.94%	13,043	180,422	6.19%	11,163
Mortgage (2)	298,176	7.25%	21,632	278,256	6.85%	19,055	263,083	6.65%	17,495
Installment	28,538	10.66%	3,042	27,905	9.05%	2,526	30,178	8.70%	2,626
Leasing	288	5.90%	17	1,146	6.11%	70	3,669	6.70%	246

Total Loans (3)	532,661	7.69%	40,946	495,292	7.00%	34,694	477,352	6.61%	31,530
Total earning assets	708,395	7.11%	50,378	687,025	6.29%	43,217	651,054	5.98%	38,948

Non Interest Bearing Assets
Cash & Due From Banks	16,982			16,323			14,268
Premises & Equipment	14,476			14,069			13,124
Other Assets	36,598			35,734			39,311
Allowance for Possible Loan Losses	(5,940)			(5,596)			(5,904)

Total Non Interest Earning Assets	62,116			60,530			60,799

Total Assets	$770,511			$747,555			$711,853

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$138,226	1.36%	$1,879	$142,298	0.76%	$1,084	$127,272	0.29%	$373
Savings	59,090	0.59%	347	70,436	0.60%	423	76,440	0.62%	473
Time	344,801	4.32%	14,880	317,444	3.50%	11,126	311,227	3.12%	9,705

Total interest-bearing deposits	542,117	3.16%	17,106	530,178	2.38%	12,633	514,939	2.05%	10,551
Short-term borrowings	2,286	5.07%	116	3,509	1.68%	59	3,739	0.88%	33
Long-term borrowings	58,961	4.69%	2,765	53,102	4.85%	2,578	40,000	5.10%	2,041
Subordinated Debentures	10,000	8.66%	866	10,000	6.85%	685	10,000		503

Total interest-bearing liabilities	613,364	3.40%	20,853	596,789	2.67%	15,955	568,678	2.31%	13,128
Demand - non-interest-bearing	79,588			74,454			68,986
Other liabilities	6,316			6,577			6,576

Total Liabilities	699,268			677,820			644,240
Shareholders’ Equity	71,243			69,735			67,613

Total Liabilities and Shareholders’ Equity	$770,511			$747,555			$711,853

Interest Income/Earning Assets		7.11%	$50,378		6.29%	$43,217		5.98%	$38,948
Interest Expense/Interest Bearing Liabilities		3.40%	20,853		2.67%	15,955		2.31%	13,128

Net Interest Spread		3.71%	$29,525		3.62%	$27,262		3.67%	$25,820

Interest Income/Interest Earning Assets		7.11%	$50,378		6.29%	$43,217		5.98%	$38,948
Interest Expense/Interest Earning Assets		2.94%	20,853		2.32%	15,955		2.02%	13,128

Net Interest Margin		4.17%	$29,525		3.97%	$27,262		3.97%	$25,820

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

Net Interest Income

Rate-Volume Variance

(Dollars in thousands)

	For Twelve Months Ended December 31,			For Twelve Months Ended December 31,
	2006 over (under) 2005			2005 over (under) 2004
	Due to Change In			Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Assets
Interest-Bearing Deposits with Banks	$(20)	$141	$121	$132	$67	$199
Federal Funds Sold and securities purchased under agreements to resell	(249)	148	(101)	64	210	274
Securities:
Taxable	(273)	1,289	1,016	432	648	1,080
Tax-Exempt	(259)	(66)	(325)	(50)	(110)	(160)
Equity Securities	40	63	103	(40)	(96)	(136)

Total Securities	(761)	1,575	814	538	719	1,257
Loans
Commercial	1,226	1,986	3,212	468	1,412	1,880
Mortgage	1,364	1,213	2,577	1,009	551	1,560
Installment	57	459	516	(198)	98	(100)
Leasing	(52)	(1)	(53)	(169)	(7)	(176)

Total Loans	2,595	3,657	6,252	1,110	2,054	3,164

Total Earning Assets	$1,834	$5,232	$7,066	$1,648	$2,773	$4,421

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand-Interest-Bearing	$(31)	$826	$795	$44	$667	$711
Savings	(68)	(8)	(76)	(37)	(13)	(50)
Time	959	2,795	3,754	194	1,227	1,421

Total Interest-Bearing Deposits	860	3,613	4,473	201	1,881	2,082
Short-Term Borrowings	(21)	78	57	(2)	28	26
Long-Term Borrowings	284	(97)	187	669	(132)	537
Subordinated debentures	0	181	181	0	182	182

Total Interest-Bearing Liabilities	$1,123	$3,775	$4,898	$868	$1,959	$2,827

Change in Net Interest Income	$711	$1,457	$2,168	$780	$814	$1,594

1.	The change in interest due to both volume and rate had been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	Included in interest income is $1,969, $1,815 and $1,992 of fees for the years ending 2006, 2005 and 2004, respectively.

Securities

(Dollars In Thousands)

	December 31, 2006				December 31, 2005				December 31, 2004
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale:
U.S. Treasury	$10,965	$10	$35	$10,940	$11,961	$—	$111	$11,850	$13,096	$—	$85	$13,011
U.S. Government Sponsored Entities	24,272	3	248	$24,027	31,378	6	415	30,969	30,563	—	303	30,260
State and Political Subdivisions	35,046	1,016	20	$36,042	39,352	1,340	20	40,672	41,712	2,567	—	44,279
Mortgage-backed	44,030	41	444	$43,627	39,907	71	551	39,427	40,489	241	50	40,680
Corporate notes and bonds	31,124	634	38	$31,720	29,820	815	187	30,448	26,404	1,558	97	27,865
Marketable Equities	9,291	1,126	77	$10,340	7,688	986	143	8,531	7,811	665	369	8,107

	$154,728	$2,830	$862	$156,696	$160,106	$3,218	$1,427	$161,897	$160,075	$5,031	$904	$164,202

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2006

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligation and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale:
U.S. Treasury	$6,938	4.09%	$4,002	5.01%	—		—		—
U.S. Government Sponsored Entities	15,066	4.23%	8,961	4.47%	—		—		—
State and Political Subdivisions	3,190	6.17%	6,200	6.84%	$9,300	6.40%	$17,352	6.94%	—
Corporate notes and bonds	—		12,008	6.71%	2,000	4.00%	17,712	6.72%	$43,627	4.80%

TOTAL	$25,194	4.43%	$31,171	5.87%	$11,300	5.98%	$35,064	6.83%	$43,627	4.80%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2006	2005	2004	2003	2002
Commercial, Financial and Agricultural	$214,804	$194,044	$187,261	$168,794	$130,121
Residential Mortgage	160,159	153,130	149,621	141,720	143,569
Commercial Mortgage	143,453	135,417	115,566	110,951	97,928
Installment	29,411	27,840	27,526	30,910	36,289
Lease Receivables	119	611	2,074	6,285	13,600

GROSS LOANS	547,946	511,042	482,048	458,660	421,507
Less: Unearned Income	926	429	111	411	1,143

TOTAL LOANS NET OF UNEARNED	547,020	510,613	481,937	458,249	420,364

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2006
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, Financial and Agricultural
Loans With Predetermined Rate	$12,139	$52,856	$16,010	$81,005
Loans With Floating Rate	79,216	41,051	13,532	133,799

	$91,355	$93,907	$29,542	$214,804

C. RISK ELEMENTS

	2006	2005	2004	2003	2002
Loans on non-accrual basis	$1,619	$1,561	$1,683	$1,873	$1,830
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	128	462	177	1,076	1,106
Troubled Debt Restructurings	—	—	—	—	—

	$1,747	$2,023	$1,860	$2,949	$2,936

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2006 was $71. Interest income which would have been recorded on these loans had they been on accrual status was $289.

2.	Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3.	At December 31, 2006 there was $17,641 in loans which are considered problem loans which were not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses

Years Ended December 31,

	2006	2005	2004	2003	2002
Balance at beginning of Period	$5,603	$5,585	$5,764	$5,036	$4,095
Charge-Offs:
Commercial, Financial and Agricultural	—	16	51	19	152
Commercial Mortgages	144	135	226	174	82
Residential Mortgages	203	152	147	109	127
Installment	451	372	409	511	468
Overdraft Deposit Accounts	272	300	236	—	—
Leasing	21	—	30	111	235

	1,091	975	1,099	924	1,064

Recoveries:
Commercial, Financial and Agricultural	3	1	1	—	1
Commercial Mortgages	3	18	13	—	52
Residential Mortgages	4	—	20	3	—
Installment	89	99	56	80	87
Overdraft Deposit Accounts	93	91	21	—	—
Leasing	11	1	9	34	65

	203	210	120	117	205
Net Charge-Offs:	(888)	(765)	(979)	(807)	(859)
Provision for Loan Losses	1,371	783	800	1,535	1,800

Balance at End-of-Period	$6,086	$5,603	$5,585	$5,764	$5,036

Percentage of net charge-offs during the period to average loans outstanding	0.17	0.15	0.21	0.18	0.21

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2006		2005		2004		2003		2002
	% of Loans in each Category		% of Loans in each Category		% of Loans in each Category		% of Loans in each Category		% of Loans in each Category
Domestic:
Real Estate Mortgages	$2,712	55.98%	$2,434	56.21%	$2,400	55.01%	$2,042	55.09%	$1,428	57.29%
Installment	615	5.19%	486	5.42%	446	5.74%	497	6.74%	490	8.61%
Commercial, Financial and Agricultural	2,553	38.61%	2,365	37.80%	2,396	38.23%	2,472	36.80%	1,776	30.87%
Overdraft Deposit Accounts	199	0.17%	261	0.45%	308	0.61%	—		—
Leasing	2	0.05%	16	0.12%	20	0.41%	79	1.37%	178	3.23%
Unallocated	5	0.00%	41	0.00%	15	0.00%	674	0.00%	1,164	0.00%

TOTALS	$6,086	100.00%	$5,603	100.00%	$5,585	100.00%	$5,764	100.00%	$5,036	100.00%

1.	In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

2.	With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

Analysis of the Allowance for Loan Losses

The unallocated component of the allowance for loan losses has declined over the last year as management has refined its methodology for monitoring and measuring credit risk. In 2006 additional individual loans were subject to specific review, resulting in an increase in specific allowance allocations. In addition, consideration of current economic risk factors were applied to individual pools of homogeneous pools of loans. In prior years, economic risk factors were applied to the portfolio of loans as a whole and were reflected as unallocated.

DEPOSITS

(Dollars In Thousands)

December 31,	2006		2005		2004
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand - Non Interest Bearing	$79,588		$74,454		$68,986
Demand - Interest Bearing	138,226	1.36%	142,298	0.76%	127,272	0.29%
Savings Deposits	59,090	0.59%	70,436	0.60%	76,440	0.62%
Time Deposits	344,801	4.32%	317,444	3.50%	311,227	3.12%

TOTAL	$621,705		$604,632		$583,925

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2006

(Dollars In Thousands)

Maturing in:
Three months or less	$1,694
Greater than three months and through six months	3,105
Greater than six months and through twelve months	8,846
Greater than twelve months	110,856

$124,501

Key ratios for the Corporation for the years ended December 31, 2006 and 2005 appear in the Annual Shareholders’ Report for the year ended December 31, 2006 under the caption “Selected Financial Data” on pages 33 and 34 and are incorporated herein by reference. Short-term borrowings for the Corporation on average were less than 30% of the Corporation’s stockholders’ equity at December 31, 2006.

ITEM 1A.	RISK FACTORS

Investments in CNB Financial Corporation common stock involve risk. The market price of CNB Financial Corporation common stock may fluctuate significantly in response to a number of items which are mainly beyond the control of the Corporation and could include, but are not limited to, the following:

•	Changes in the market valuations of similar corporations

•	Changes in interest rates

•	Volatility of stock market prices and volumes

•	Rumors or erroneous information

•	New developments in the financial services industry

•	Variations in quarterly or annual operating results

•	Litigation or regulatory actions

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

•	Business conditions in the communities we serve.

If CNB Financial Corporation does not adjust to future changes in the financial services industry, it’s financial performance may suffer. As such, the Corporation’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 22 full-service and 2 loan production offices. Of these 24 offices, 18 are owned and 6 are leased from independent owners. Holiday Financial Services Corporation has four full-service offices of which three are leased from independent owners and one is leased from the Bank. There are no incumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses. The lease terms range from five to ten years.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial position of the Corporation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information relating to the Corporation’s common stock is on page 31 of the Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference. There were 2582 registered shareholders of record as of March 8, 2007. The following table contains information about our purchases of our common stock during the fourth quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 to 10/31/06	18,215	$13.89	17,208	170,261
11/1/06 to 11/30/06	28,247	13.90	28,200	142,061
12/1/06 to 12/31/06	50,548	13.98	50,542	591,519

Total	97,010	$13.94	95,950

On December 13, 2006 the Corporation announced a plan to purchase up to an additional 500,000 shares of its common stock which caused the significant increase in shares that may yet be purchased as of December 2006 in the table above.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is presented on pages 33 and 34 of the Annual Report to Shareholders for 2006 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is presented on pages 35 to 44 of the Annual Report to Shareholders for 2006 and is incorporated herein by reference.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is presented on pages 42 and 43 of the Annual Report to Shareholders for 2006 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and reports, which appear in the Annual Report to Shareholders for 2006, are incorporated herein by reference:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including this Annual Report on Form 10-K for the year ended December 31, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 28 of our Annual Report to Shareholders for 2006, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2006, its system of internal control over financial reporting met those criteria and is effective. Our auditors attested to the fairness of our assessment that we maintained effective internal control over financial reporting and their report is included on page 29 of our Annual Report to Shareholders for 2006, which page is provided as part of Exhibit 13 hereto.

During the fourth quarter of 2006 there was no change in the Corporation’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal controls or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not Applicable

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors appears on pages 3 and 4 of the Proxy Statement for our 2007 Annual Meeting and is incorporated herein by reference. Information relating to executive officers is included in Item I.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item appears on pages 7-13 of the Proxy Statement for our 2007 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item appears on pages 11, 12, 23 and 24 of our Annual Report to Shareholders for the year ended December 31, 2006 and pages 2-4 of the Proxy Statement for our 2007 Annual Meeting. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears on page 14 of the Proxy Statement for our 2007 Annual Meeting and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears on page 14 and 15 of the Proxy Statement for our 2007 annual meeting and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as a part of this report:

1.	The following financial statements and reports of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Condition at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

2.	All financial statement schedules are omitted since they are not applicable.

3.	The following exhibits:

EXHIBIT NUMBER	DESCRIPTION
3 i	Articles of Incorporation, filed as Appendix B to the 2005 Proxy Statement and incorporated herein by reference.

3 ii	By-Laws, filed as Appendix C in the 2005 Proxy Statement and incorporated herein by reference.

10(iii)-1	*Employment Contract with William F. Falger, filed as Exhibit 10(iii)-1 in the 2005 Form 10-K incorporated herein by reference.

10(iii)-2	*Employment contract with Joseph B. Bower, Jr., filed as Exhibit 10 (iii)-2 in the 2005 Form 10-K incorporated herein by reference.

10(iii)-3	1999 Stock Incentive Plan filed in the 1999 Proxy Statement as Appendix A and incorporated herein by reference.

13	Portions of Annual Report to Shareholders for 2006, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Section 1350 Certifications (CEO and Chief Financial Officer), provided herewith.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date: March 15, 2007	By:	/s/ William F. Falger
WILLIAM F. FALGER
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

/s/ William F. Falger	/s/ Robert W. Montler
WILLIAM F. FALGER	ROBERT W. MONTLER, Director
President
(Principal Executive Officer)
Director

/s/ Charles R. Guarino	/s/ William R. Owens
CHARLES R. GUARINO	WILLIAM R. OWENS, Chairman
Treasurer
(Principal Financial and Accounting Officer)

/s/ Joseph B. Bower, Jr.	/s/ Deborah Dick Pontzer
JOSEPH B. BOWER, JR., Director	DEBORAH DICK PONTZER, Director

/s/ Robert E. Brown	/s/ Jeffrey S. Powell
ROBERT E. BROWN, Director	JEFFREY S. POWELL, Director

/s/ James J. Leitzinger	/s/ Charles H. Reams
JAMES J. LEITZINGER, Director	CHARLES H. REAMS, Director

/s/ Michael F. Lezzer	/s/ James B. Ryan
MICHAEL F. LEZZER, Director	JAMES B. RYAN, Director

/s/ Dennis L. Merrey	/s/ Peter F. Smith
DENNIS L. MERREY, Director	PETER F. SMITH, Director