Form 10-Q
period 2007-03-31
CNB FINANCIAL CORP/PA
filed 2007-05-10
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of the issuer’s common stock as of May 7, 2007

COMMON STOCK: $0 PAR VALUE, 8,862,202 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – March 31, 2007 and December 31, 2006

PAGE 4.	Consolidated Statements of Income – Three months ending March 31, 2007 and 2006

PAGE 5.	Consolidated Statements of Comprehensive Income for the three month period ending March 31, 2007 and 2006

PAGE 6.	Consolidated Statements of Cash Flows – Three months ending March 31, 2007 and 2006

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 19.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 20.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 20.	ITEM 1 Legal Proceedings

PAGE 20.	ITEM 1A. Risk Factors

PAGE 20.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 21.	ITEM 3 Defaults Upon Senior Securities

PAGE 21.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 21.	ITEM 5 Other Information

PAGE 21.	ITEM 6 Exhibits

PAGE 22.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION
	(unaudited)	December 31 2006
(Dollars in thousands)	March 31,2007
ASSETS
Cash and due from banks	$17,440	$18,530
Interest bearing deposits with other banks	8,216	7,014
Federal funds sold	14,445	7

TOTAL CASH AND CASH EQUIVALENTS	40,101	25,551
Securities available for sale	157,088	156,696
Loans held for sale	2,972	2,420
Loans and leases	543,056	547,946
Less: unearned discount	1,239	926
Less: allowance for loan losses	5,997	6,086

NET LOANS	535,820	540,934
FHLB, FRB and other equity interests	4,231	5,321
Premises and equipment, net	16,352	16,237
Bank owned life insurance	14,615	14,484
Accrued interest receivable and other assets	7,585	7,555
Mortgage servicing rights	430	446
Goodwill	10,821	10,821
Other intangible assets, net	360	385

TOTAL ASSETS	$790,375	$780,850

LIABILITIES
Deposits:
Non-interest bearing deposits	$82,558	$82,574
Interest bearing deposits	558,649	548,748

TOTAL DEPOSITS	641,207	631,322
Treasury, tax and loan borrowings	2,000	2,000
FHLB and other borrowings	55,250	57,885
Accrued interest and other liabilities	8,569	7,054
Subordinated debentures	10,310	10,310

TOTAL LIABILITIES	717,336	708,571

SHAREHOLDERS’ EQUITY
Common stock $0 par value
Authorized 50,000,000 shares
Issued 9,233,750 shares	—	—
Additional paid in capital	13,071	13,250
Retained earnings	63,547	62,957
Treasury stock, at cost
(359,682 shares for Mar 2007, and 369,546 shares for Dec 2006)	(5,106)	(5,271)
Accumulated other comprehensive income	1,527	1,343

TOTAL SHAREHOLDERS’ EQUITY	73,039	72,279

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$790,375	$780,850

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$10,406	$9,434
Deposits with banks	102	102
Federal funds sold	115	156
Securities:
Taxable .	1,483	1,289
Tax-exempt .	404	437
Dividends	102	90

TOTAL INTEREST AND DIVIDEND INCOME	12,612	11,508

INTEREST EXPENSE
Deposits	4,669	3,783
Borrowed funds	673	703
Subordinated debentures	220	200

TOTAL INTEREST EXPENSE	5,562	4,686

Net interest income .	7,050	6,822
Provision for loan losses .	126	365

NET INTEREST INCOME AFTER PROVISION	6,924	6,457

OTHER INCOME
Trust & asset management fees .	261	255
Service charges on deposit accounts	935	956
Other service charges and fees	182	149
Net security gains	13	341
Mortgage banking income	5	54
Bank owned life insurance earnings	131	167
Wealth management	152	114
Other	236	127

TOTAL OTHER INCOME .	1,915	2,163

OTHER EXPENSES
Salaries & benefits	3,178	2,668
Net occupancy expense of premises	836	738
Amortization of intangibles .	25	103
Other	2,220	1,933

TOTAL OTHER EXPENSES	6,259	5,442

Income before income taxes	2,580	3,178
Applicable income taxes	659	747

NET INCOME	$1,921	$2,431

EARNINGS PER SHARE
Basic	$0.22	$0.27
Diluted	$0.22	$0.27
DIVIDENDS PER SHARE
Cash dividends per share .	$0.15	$0.14

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consoliddated Statements of Comprehensive Income (unaudited)

(dollars in thousand)

	Three Months Ended March 31,
	2007	2006
Net Income	$1,921	$2,431
Other comprehensive income, net of tax
Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period, net of tax of $ (104) and $111, respectively	192	(209)
Reclassified adjustment for accumulated gains/(losses) included in net income, net of tax of $5 and $119, respectively	(8)	(222)

Other comprehensive income (loss)	184	(431)

Comprehensive income (loss)	$2,105	$2,000

CONSOLIDATED STATEMENTS OF CASHFLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	3 Months Ended March 31
	2007	2006
Cash flows from operating activities:
Net Income	$1,921	$2,431
Adjustments to reconcile net income tonet cash provided by operations:
Provision for loan losses	126	365
Depreciation and amortization	416	469
Amortization, accretion and deferred loan fees	(112)	(88)
Deferred taxes	(21)	(37)
Security gains .	(13)	(341)
Gain on sale of loans	(21)	(14)
Net (gains) losses on dispositions of acquired property	(47)	(4)
Proceeds from sale of loans	2,279	2,170
Origination of loans held for sale	(2,840)	(4,059)
Increase in bank owned life insurance	(131)	(167)
Stock-based compensation expense	19	23
Changes in:
Interest receivable and other assets	(74)	(592)
Interest payable and other liabilities	1,437	1,760

Net cash provided by operating activities	2,939	1,916
Cash flows from investing activities:
Proceeds from maturities, prepayments and calls of:
Securities available for sale	9,506	9,499
Proceeds from sales of securities available for sale	127	—
Purchase of securities available for sale	(9,722)	(11,345)
Loan origination and payments, net	5,029	(16,167)
Redemption (Purchase) of FHLB, FRB & Other
Equity Interests	1,090	(11)
Net, purchase of premises and equipment	(460)	(199)
Proceeds from the sale of premises and equipment and foreclosed assets	155	—

Net cash used in investing activities	5,725	(18,223)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts .	5,895	(1,116)
Certificates of deposit .	3,990	6,372
Treasury stock purchased	(363)	(934)
Proceeds from sale of treasury stock	323	213
Proceeds from the exercise of stock options	6	—
Excess tax benefit from exercise of stock options	1	—
Cash dividends paid	(1,331)	(1,258)
Repayment of long-term borrowings	(2,635)	—
Repayment of short-term borrowings	—	(1,802)

Net cash provided by financing activities	5,886	1,475

Net increase (decrease) in cash and cash equivalents	14,550	(14,832)
Cash and cash equivalents at beginning of year	25,551	43,017

Cash and cash equivalents at end of period	$40,101	$28,185

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,607	$4,662
Income Taxes	$710	$1,650
Supplemental non cash disclosures:
Transfers to other real estate owned	$64	$87
Grant of restricted stock awards from treasury stock	$172	$160

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2006.

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

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (R), Share-based Payment, using the modified prospective transition method. Accordingly, the Corporation has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Stock Options

A summary of the activity for stock options is as follows:

	Three months ended March 31, 2007 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding, beginning of period	267,418	$13.15
Forfeited	—	—
Exercised	625	9.50
Granted	—	—

Options outstanding, end of period	266,793	$13.15	5.5 years

Options exercisable, end of period	266,793	$13.15	5.5 years

Additional information related to stock option exercises during each period follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
(Dollars in Thousands)

Intrinsic value of options exercised	$3	—

Cash received from option exercises	$6	—

Tax benefit realized from option exercises	$1	—

No stock options were granted during the three month periods ended March 31, 2007 or 2006.

The aggregate intrinsic value of all options outstanding at March 31, 2007 was $519,946. The aggregate intrinsic value of all options that were exercisable at March 31, 2007 was $519,946.

There was no compensation expense related to stock options for the quarter ended March 31, 2007. Compensation expense related to stock options for the quarter ended March 31, 2006 resulted in a reduction of income before taxes of $18,000 and a reduction in net income of $12,000. Due to the insignificance of the amount, there was no measurable effect on basic and diluted earnings per share.

There is no remaining unrecognized compensation cost related to unvested stock options granted as of March 31, 2007.

Restricted Stock Awards

Periodically the Executive Compensation and Personnel Committee of the Board of Directors grants restricted stock awards to certain key employees and independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Compensation expense resulting from these restricted stock awards was approximately $19,000 for the quarter ended March 31, 2007 and $5,300 for the quarter ended March 31, 2006. As of March 31, 2007, there was $312,800 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards follows:

	Quarter Ended
	March 31, 2007		March 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non vested at beginning of period	14,654	$13.81	—	—
Granted	11,929	$14.39	11,654	$13.80
Vested	(3,143)	$13.80	—	—
Forfeited	—	—	—	—

Nonvested at end of period	23,440	$14.11	11,654	$13.80

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restricted stock awards are considered outstanding as they become earned. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three month periods ended March 31, 2007 and 2006, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended March 31,
	2007	2006
Basic earnings per share computation:
Net Income	$1,921	$2,431

Gross weighted average shares outstanding	8,866	8,967
Less: Average unearned restricted stock	17	6

Net weighted average shares outstanding	8,849	8,981

Basic earnings per share:	$0.22	$0.27

Diluted earnings per share computation:
Net Income	$1,921	$2,431

Weighted average shares outstanding for basic earnings per share	8,849	8,981
Add: Dilutive effects of assumed exercises of stock options	27	25

Weighted average shares and potentially dilutive shares	8,876	9,006

Diluted earnings per share	$0.22	$0.27

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Corporation’s financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by taxing authorities for years before 2002. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Corporation has not completed its evaluation of the impact of the adoption of this standard.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Corporation has not completed its evaluation of the impact of the adoption of this standard.

SUBSEQUENT EVENT

As noted in a Form 8-K, on April 5, 2007, CNB Statutory Trust II, a trust formed by the Corporation issued $10 million in trust-preferred securities in a pooled offering. The interest rate is determined each quarter and floats based on the 3-month LIBOR plus 1.55%. The Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the trust. The subordinated debentures must be redeemed no later than 2037.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary CNB Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. During 2005 the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not intended to be indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation was formed in the fourth quarter of 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

Risk identification and management are essential elements for the successful management of the Corporation. In the normal course of business, the Corporation is subject to various types of risk, including interest rate, credit, and liquidity risk. These risks are controlled through policies and procedures established throughout the Corporation.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of the financial instruments owned by the Corporation. The Corporation uses its asset/liability management policy and systems to control, monitor and manage interest rate risk.

Credit risk represents the possibility that a customer may not perform in accordance to contractual terms. Credit risk results from loans with customers and the purchase of securities. The Corporation’s primary credit risk is in the loan portfolio. The Corporation manages credit risk by following an established credit policy and through a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the investment policy limits the amount of credit risk that may be taken in the securities portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Corporation has established guidelines within its asset liability management policy to manage liquidity risk. These guidelines include contingent funding alternatives.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $40.1 million at March 31, 2007 compared to $25.6 million on December 31, 2006. The increase was primarily the result of deposit growth combined with loan repayments which exceeded loan growth during the quarter. The Corporation did not invest this cash in the investment portfolio as it will provide liquidity for loan growth expected to occur in the second quarter of 2007 thus shifting funds into higher yielding earning assets.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities remained relatively flat increasing only $392,000 or 0.3% since December 31, 2006. The slight increase is primarily the result of increases in the market value of the Corporation’s available-for-sale securities portfolio.

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

LOANS

The Corporation experienced a decline in loan demand during the first quarter of 2007. The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. Management continues to focus growth initiatives on commercial lending which it views as a competitive advantage. At March 31, 2007, the Corporation had $541.8 million in loans outstanding, net of unearned discount, a decrease of $ 5.2 million (or 1.0%) since December 31, 2006. The decrease was caused by a general decline in demand across all categories of loans. However, the Corporation expects increasing demand throughout the remainder of 2007 with the growth of our ERIEBANK division as well as improved demand in our traditional markets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)		Periods ending
	March 31, 2007	December 31, 2006	March 31, 2006
Balance at beginning of Period	$6,086	$5,603	$5,603
Charge-offs:
Commercial and financial	—	—	—
Commercial mortgages	—	144	25
Residential mortgages	96	203	36
Installment	105	451	131
Lease receivables	2	21	14
Overdrafts	60	272	64

	263	1,091	270
Recoveries:
Commercial and financial	1	3	1
Commercial mortgages	—	3	—
Residential mortgages	—	4	—
Installment	16	89	22
Lease receivables	—	11	3
Overdrafts	31	93	45

	48	203	71

Net charge-offs:	(215)	(888)	(199)
Provision for loan losses	126	1,371	365

Balance at end-of-period	$5,997	$6,086	$5,769

Loans, net of unearned	$541,817	$547,020	$526,602
Allowance to net loans	1.11%	1.11%	1.10%
Net charge-offs to average loans	0.16%	0.17%	0.15%
Non performing assets	$1,702	$1,928	$2,597
Non performing % of total assets	0.22%	0.25%	0.34%

The adequacy of the allowance for loan and lease losses is subject to a formal analysis by the credit administrator of the Bank. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of criticized loans that is given a specific reserve. The remaining loans are pooled, by category, into these segments:

•	Reviewed

•	Commercial and financial

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Installment

•	Lease receivables

•	Credit cards

•	Overdrafts

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

As noted in the above table, both the level of nonperforming assets and percentage of net charge-offs has improved slightly since December 31, 2006. However, over the same time period, the coverage percentage of the allowance to net loans has remained constant at 1.11%.

Prudent business practices dictate that the level of the allowance, as well as corresponding charges to the provision for loan losses, should be commensurate with identified areas of risk within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated potential losses associated with those loans. By noting the “spread” at the present time, as well as prior periods, management can determine the current adequacy of the allowance as well as evaluate trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans. As mentioned in the Loans section of this analysis, management considers commercial lending a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment of its market areas.

During the quarter ended March 31, 2007 the Corporation decreased its provision for loan losses and allowance as compared to the same period in 2006. This decrease was primarily due to the decline in loan balances and nonperforming loans from December 31, 2006 to March 31, 2007 while the comparable prior period had increases in loan balances and nonperforming loans. Management believes that both its current period provision and allowance coverage of net loans are reasonable and adequate.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $9.9 million from $631.3 million at December 31, 2006 to $641.2 million at March 31, 2007. The growth in deposits was primarily the result of a 36 month CD product which allows no penalty withdrawals and add-ons to principal during the term of the CD. The growth of this CD was expected and planned for since it allows our customers flexibility in their investments at an attractive rate while providing the Corporation with a competitively priced funding source.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. There were no new borrowings during the quarter ended March 31, 2007, however, management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $73.0 million at March 31, 2007 compared to $72.3 million at December 31, 2006, an increase of $760 thousand. In the first three months of 2007, the Corporation earned $1.9 million and declared dividends of $1.3 million, a dividend payout ratio of 69.3% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.91% at March 31, 2007 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.82% is above the well-capitalized minimum of 6%. The leverage ratio at March 31, 2007 was 9.19%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2007:

Commitments to extend credit	$166,345
Standby letters of credit	15,542

$181,887

CONSOLIDATED YIELD COMPARISONS

(In thousands)

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	March 31, 2007			March 31, 2006
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

Assets
Interest-bearing deposits with banks	$7,433	5.49%	$102	$7,146	5.71%	$102
Federal funds sold and securitiespurchased under agreements to resell	8,552	5.38%	115	7,763	8.04%	156
Securities:
Taxable (1)	111,126	5.32%	1,483	113,488	4.58%	1,289
Tax-Exempt (1,2)	34,862	6.58%	552	37,605	6.59%	615
Equity Securities (1,2)	14,922	4.60%	157	12,910	3.50%	111

Total Securities	176,895	6.07%	2,409	178,912	5.59%	2,273

Loans
Commercial (2)	210,568	7.89%	4,155	198,245	7.43%	3,680
Mortgage (2)	300,855	7.36%	5,538	293,541	6.95%	5,102
Installment	29,363	11.27%	827	28,061	10.81%	758
Leasing	96	4.17%	1	502	5.58%	7

Total Loans (3)	540,882	7.78%	10,521	520,349	7.34%	9,547
Total earning assets	717,777	7.21%	12,930	699,261	6.76%	11,820

Non Interest Bearing Assets
Cash & Due From Banks	15,732			16,746
Premises & Equipment	16,270			13,804
Other Assets	36,091			36,904
Allowance for Possible Loan Losses	(6,005)			(5,710)

Total Non Interest Earning Assets	62,088			61,744

Total Assets	$779,865			$761,005

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing $	142,346	1.66%	$590	$139,334	1.09%	$381
Savings	52,138	0.64%	84	64,211	0.57%	92
Time	357,465	4.47%	3,995	333,155	3.97%	3,310

Total interest-bearing deposits	551,949	3.38%	4,669	536,700	2.82%	3,783
Short-term borrowings	1,680	3.57%	15	1,237	3.56%	11
Long-term borrowings	56,190	4.68%	658	58,250	4.75%	692
Subordinated debentures	10,310	8.54%	220	10,310	7.76%	200

Total interest-bearing liabilities	620,129	3.59%	5,562	606,497	3.09%	4,686
Demand - non-interest-bearing	79,313			78,317
Other liabilities	7,234			6,100

Total Liabilities	706,676			690,914
Shareholders’ Equity	73,189			70,091

Total Liabilities and Shareholders’ Equity	$779,865			$761,005

Interest Income/Earning Assets		7.21%	$12,930		6.76%	$11,820
Interest Expense/Interest Bearing Liabilities		3.59%	5,562		3.09%	4,686

Net Interest Spread		3.62%	$7,368		3.67%	$7,134

Interest Income/Interest Earning Assets		7.21%	$12,930		6.76%	$11,820
Interest Expense/Interest Earning Assets		3.10%	5,562		2.68%	4,686

Net Interest Margin		4.11%	$7,368		4.08%	$7,134

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $1.9 million for the first quarter of 2007 compared to $2.4 million for the same period of 2006. The earnings per diluted share decreased from $0.27 in the first three months of 2006 to $0.22 for the first three months of 2007. The return on assets and the return on equity for the three months of 2007 are 0.99% and 10.50% as compared to 1.28% and 13.87% for the first three months of 2006.

INTEREST INCOME AND EXPENSE

Net interest income totaled $7.0 million in the first quarter, an increase of $228,000 (or 3.3%) over the first quarter of 2006. Total interest and dividend income increased by $1.1 million (or 9.6%) as compared to the first quarter of 2006 while total interest expense increased $876 thousand (or 18.7%) as compared to the first quarter of 2006. The primary reason for the growth in net interest income stems from an improved level of average earning assets and increasing yields. As noted on page 17 of this analysis, the Corporation’s average earning assets have increased by $18.5 million from $699.3 million for the three months ended March 31, 2006 to $717.8 million for the three months ended March 31, 2007 while our fully tax equivalent net interest margin increased from 4.08% to 4.11%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $365,000 in the first quarter of 2006 compared to $126,000 in the first quarter of 2007. As noted in the allowance for loan loss table on page 14, the Corporation has experienced a consistent and relatively low level of charge-offs over the past several years as well as a declining level of non performing assets. In addition, based on management’s detailed evaluation of problem loans, criticized assets, charge-offs and the overall effects of the economy in our markets, it appears that the credit quality of our existing assets has improved slightly. Management believes the first quarter provision is reasonable to provide allowance coverage that is adequate to absorb probable incurred losses in our portfolio as of March 31, 2007.

OTHER INCOME

Other income decreased $248 thousand (or 11.5%) in the first three months of 2007 as compared to the same period in 2006. However, all of the decrease relates to a security transaction that increased other income in the first quarter of 2006. During the first three months of 2006, the Corporation recorded a security gain when the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange.

Excluding the effects of securities transactions, the Corporation is seeing positive trends in other non interest income line items such as wealth management fees and service charges. A positive enhancement to our “other” non interest income line has been revenue from increased transactions on our Visa Check Card product as well as increased credit card merchant services which accounted for the majority of the increase in the “other” category as it increased by $109 in the first quarter of 2007 as compared to the same period in 2006.

NON-INTEREST EXPENSE

Non-interest expense increased by 15.0 % to $6.3 million in the first quarter of 2007 compared to $5.4 million in the first quarter of 2006. The majority (approximately 75%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth.

As mentioned in the future outlook section of this analysis, the Corporation is continuing the process of expanding its ERIEBANK division and will continue to grow its consumer finance venture, Holiday Financial Services Corporation. During 2007, we have begun building ERIEBANK branches and are opening three additional offices of Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $659 thousand in the first quarter of 2007 as compared to $747 thousand in the first quarter of 2006 resulting in an effective tax rate of 25.5% and 23.5%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. During the third quarter of 2006, management opened its first full service branch in Erie at a temporary location. In 2007, we plan to build three full service branches in Erie. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during the remainder of 2007.

In the fourth quarter of 2005, the Corporation formed a new subsidiary and entered the consumer discount loan and finance business as Holiday Financial Services Corporation. In 2006 we opened three new offices in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania will be opened in 2007 bringing our total to seven by the end of the third quarter. Although the consumer discount loan business is relatively new to the Corporation, management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the Corporation in future years.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures should provide growth in earning assets as well as enhanced non-interest income to more than offset these costs in 2008 and beyond. As such, the Corporation is making the necessary investments in 2007 knowing that earnings will be reduced in the near term due to costs increasing faster than related revenues.

The interest rate environment will continue to play an important rule in the future earnings of the Corporation. Our net interest margin remained strong in the first quarter of 2007 even with the sustained inverted yield curve which negatively affected the earnings of many financial institutions. Management will closely monitor our net interest margin throughout 2007, as well as continue to apply a disciplined approach to managing our balance sheet, as the majority of the earnings of the Corporation continue to be derived from interest income. Non-interest income should be enhanced in several areas including improved service charge and fee income as we enter new markets and grow transaction accounts.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is positioned to enhance performance of normal operations through the remainder of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan and Lease Losses), of the 2006 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2006.

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

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at December 31, 2006 which is the most recent data available at the time of this filing.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at December 31, 2006 was (2.59)% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2006:

Static 1-Yr. Cumulative Gap	(2.59)%
Earnings Simulation
-200 bps vs. Stable Rate	5.16%
+200 bps vs. Stable Rate	(2.77)%

The interest rate sensitivity position at December 31, 2006 was liability sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given and interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year-ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/07 to 1/31/07	13,459	$14.22	1,737	589,782
2/1/07 to 2/28/07	2,882	14.55	2,450	587,332
3/1/07 to 3/31/07	9,060	14.34	9,060	578,272

Total	25,401	$14.30	13,247

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES -None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2007	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: May 9, 2007	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)