Form 10-Q
period 2007-06-30
CNB FINANCIAL CORP/PA
filed 2007-08-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2007

COMMON STOCK: $0 PAR VALUE, 8,560,286 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – June 30, 2007 and December 31, 2006

PAGE 4.	Consolidated Statements of Income – Three months ending June 30, 2007 and 2006

PAGE 5.	Consolidated Statements of Income – Six months ending June 30, 2007 and 2006

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and six month periods ending June 30, 2007 and 2006

PAGE 7.	Consolidated Statements of Cash Flows – Six months ending June 30, 2007 and 2006

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 20.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 21.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 21.	ITEM 1 Legal Proceedings

PAGE 21.	ITEM 1A. Risk Factors

PAGE 21.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 22.	ITEM 3 Defaults Upon Senior Securities

PAGE 22.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 22.	ITEM 5 Other Information

PAGE 22.	ITEM 6 Exhibits

PAGE 23.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited) June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$17,316	$18,530
Interest bearing deposits with other banks	7,904	7,014
Federal funds sold	9	7

TOTAL CASH AND CASH EQUIVALENTS	25,229	25,551
Securities available for sale	166,484	156,696
Loans held for sale	2,767	2,420
Loans and leases	573,427	547,946
Less: unearned discount	1,700	926
Less: allowance for loan losses	6,334	6,086

NET LOANS	565,393	540,934
FHLB, and other equity interests	5,195	5,321
Premises and equipment, net	16,870	16,237
Bank owned life insurance	14,823	14,484
Accrued interest receivable and other assets	8,875	7,555
Mortgage servicing rights	444	446
Goodwill	10,821	10,821
Other intangible assets, net	335	385

TOTAL ASSETS	$817,236	$780,850

LIABILITIES
Deposits:
Non-interest bearing deposits	$89,386	$82,574
Interest bearing deposits	558,571	548,748

TOTAL DEPOSITS	647,957	631,322
Treasury, tax and loan borrowings	2,000	2,000
FHLB and other borrowings	72,145	57,885
Accrued interest and other liabilities	6,082	7,054
Subordinated debentures	20,620	10,310

TOTAL LIABILITIES	748,804	708,571

SHAREHOLDERS’ EQUITY
Common stock $0 par value Authorized 50,000,000 shares Issued 9,233,750 shares	—	—
Additional paid in capital	13,058	13,250
Retained earnings	64,601	62,957
Treasury stock, at cost
(676,619 shares for June 2007, and 369,546 shares for Dec 2006)	(9,944)	(5,271)
Accumulated other comprehensive income	717	1,343

TOTAL SHAREHOLDERS’ EQUITY	68,432	72,279

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$817,236	$780,850

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$11,024	$10,110
Deposits with banks	125	107
Federal funds sold	83	62
Securities:
Taxable	1,646	1,423
Tax-exempt	371	439
Dividends	104	154

TOTAL INTEREST AND DIVIDEND INCOME	13,353	12,295

INTEREST EXPENSE
Deposits	4,648	4,177
Borrowed funds	761	729
Subordinated debentures	383	213

TOTAL INTEREST EXPENSE	5,792	5,119

Net interest income	7,561	7,176
Provision for loan losses	442	390

NET INTEREST INCOME AFTER PROVISION	7,119	6,786

OTHER INCOME
Trust & asset management fees	277	249
Service charges on deposit accounts	1,034	1,038
Other service charges and fees	218	141
Net security gains	22	—
Mortgage banking income	33	43
Bank owned life insurance earnings	208	170
Wealth management	155	159
Other	194	133

TOTAL OTHER INCOME	2,141	1,933

OTHER EXPENSES
Salaries & benefits	2,965	2,675
Net occupancy expense of premises	777	664
Amortization of intangibles	25	104
Other	2,253	2,072

TOTAL OTHER EXPENSES	6,020	5,515

Income before income taxes	3,240	3,204
Applicable income taxes	858	869

NET INCOME	$2,382	$2,335

EARNINGS PER SHARE
Basic	$0.27	$0.26
Diluted	$0.27	$0.26
DIVIDENDS PER SHARE
Cash dividends per share	$0.15	$0.14

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$21,430	$19,544
Deposits with banks	227	209
Federal funds sold	198	218
Securities:
Taxable	3,129	2,712
Tax-exempt	775	876
Dividends	206	244

TOTAL INTEREST AND DIVIDEND INCOME	25,965	23,803

INTEREST EXPENSE
Deposits	9,317	7,960
Borrowed funds	1,434	1,432
Subordinated debentures	603	413

TOTAL INTEREST EXPENSE	11,354	9,805

Net interest income	14,611	13,998
Provision for loan losses	568	755

NET INTEREST INCOME AFTER PROVISION	14,043	13,243

OTHER INCOME
Trust & asset management fees	538	504
Service charges on deposit accounts	1,969	1,994
Other service charges and fees	400	290
Net security gains	35	341
Mortgage banking income	38	97
Bank owned life insurance earnings	339	338
Wealth Management	307	273
Other	430	259

TOTAL OTHER INCOME	4,056	4,096

OTHER EXPENSES
Salaries & Benefits	6,143	5,343
Net occupancy expense of premises	1,613	1,402
Amortization of intangibles	50	207
Other	4,473	4,005

TOTAL OTHER EXPENSES	12,279	10,957

Income before income taxes	5,820	6,382
Applicable income taxes	1,517	1,616

NET INCOME	$4,303	$4,766

EARNINGS PER SHARE, BASED ON WEIGHTED
AVERAGE SHARES OUTSTANDING
Net income, basic	$0.49	$0.53
Net income, diluted	$0.49	$0.53
DIVIDENDS PER SHARE
Cash dividends per share	$0.30	$0.28

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$2,382	$2,335	$4,303	$4,766

Other comprehensive income, net of tax
Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period, net of tax of $434 and $337 for the three months ending June 30, 2007 and 2006 and $331 and $448 for the six months ending June 30, 2007 and 2006.	(796)	(618)	(603)	(827)
Reclassified adjustment for accumulated (gains) losses included in net income, net of tax of $8 and $0 for the three months ending June 30, 2007 and 2006 and $12 and $119 for the six months ending June 30, 2007 and 2006.	(14)	—	(23)	(222)

Other comprehensive income (loss)	(810)	(618)	(626)	(1,049)

Comprehensive income	$1,572	$1,717	$3,677	$3,717

CONSOLIDATED STATEMENTS OF CASHFLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	6 Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net Income	$4,303	$4,766
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	568	755
Depreciation and amortization	834	927
Amortization, accretion and deferred loan fees	(303)	(211)
Deferred taxes	(41)	(85)
Security gains	(35)	(341)
Gain on sale of loans	(130)	(35)
Net (gains) losses on dispositions of acquired property	(59)	—
Proceeds from sale of loans	4,064	6,347
Origination of loans held for sale	(4,371)	(6,340)
Increase in bank owned life insurance	(339)	(338)
Stock-based compensation expense	44	33
Changes in:
Interest receivable and other assets	(308)	(572)
Interest payable and other liabilities	(1,209)	1,295

Net cash provided by operating activities	3,018	6,201
Cash flows from investing activities:
Proceeds from maturities, prepayments and calls of:
Securities available for sale	20,392	21,515
Proceeds from sales of securities available for sale	162	—
Purchase of securities available for sale	(31,253)	(21,812)
Loan origination and payments, net	(25,299)	(21,483)
Redemption (Purchase) of FHLB, FRB & Other Equity Interests	126	(417)
Net, purchase of premises and equipment	(1,325)	(1,277)
Proceeds from the sale of premises and equipment and foreclosed assets	220	—

Net cash used in investing activities	(36,977)	(23,474)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	11,697	(11,109)
Certificates of deposit	4,938	15,665
Proceeds from issuance of subordinated debenture	20,620	—
Repayments of subordinated debenture	(10,310)
Treasury stock purchased	(5,548)	(1,628)
Proceeds from sale of treasury stock	578	532
Proceeds from the exercise of stock options	51	—
Excess tax benefit from exercise of stock options	10	—
Cash dividends paid	(2,659)	(2,516)
Advances from long-term borrowings	10,000	10,000
Repayments of long-term borrowings	(2,250)	(1,250)
Net change in short-term borrowings	6,510	(1,146)

Net cash provided by financing activities	33,637	8,548

Net increase (decrease) in cash and cash equivalents	(322)	(8,725)
Cash and cash equivalents at beginning of year	25,551	43,017

Cash and cash equivalents at end of period	$25,229	$34,292

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,381	$9,560
Income Taxes	$1,490	$2,300
Supplemental non cash disclosures:
Transfers to other real estate owned	$553	$142
Grant of restricted stock awards from treasury stock	$172	$160

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of June 30, 2007 and for the quarters and six months ended June 30, 2007 and 2006 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2006.

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

Stock Options

A summary of the activity for stock options is as follows:

	Six months ended June 30, 2007
	Total options outstanding
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	267,418	$13.15
Forfeited	—	—
Exercised	5,625	8.99
Granted	—	—

Options outstanding, end of period	261,793	$13.23

Options exercisable, end of period	261,793	$13.23

No stock options were granted during the three or six month periods ended June 30, 2007 or 2006.

The aggregate intrinsic value of all options outstanding at June 30, 2007 was $529,868. The aggregate intrinsic value of all options that were exercisable at June 30, 2007 was $529,868.

There was no compensation expense related to stock options for the three or six months ended June 30, 2007. Compensation expense related to stock options for the six months ended June 30, 2006 resulted in a reduction of income before taxes of $18,000 and a reduction in net income of $12,000. Due to the insignificance of the amount, there was no measurable effect on basic and diluted earnings per share. There is no remaining unrecognized compensation cost related to unvested stock options granted as of June 30, 2007.

Restricted Stock Awards

Periodically the Executive Compensation and Personnel Committee of the Board of Directors grants restricted stock awards to certain key employees and independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders equity until earned. Compensation expense resulting from these restricted stock awards was approximately $25,000 and $44,000 for the three and six months ended June 30, 2007 and $11,000 and $16,000 for the three and six months ended June 30, 2006. As of June 30, 2007, there was $287,900 of total unrecognized compensation cost related to unvested restricted stock awards. At June 30, 2007, there are 23,440 unvested shares at a weighted average grant date fair value of $14.11.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restricted stock awards are considered outstanding as they become earned. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three and six month periods ended June 30, 2007 and 2006, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share computation:
Net Income	$2,382	$2,335	$4,303	$4,766

Gross weighted average shares outstanding	8,801	8,986	8,833	8,987
Less: Average unearned restricted stock	21	11	19	8

Net weighted average shares outstanding	8,780	8,975	8,814	8,979

Basic earnings per share:	$0.27	$0.26	$0.49	$0.53

Diluted earnings per share computation:
Net Income	$2,382	$2,335	$4,303	$4,766

Weighted average shares outstanding for basic earnings per share	8,780	8,975	8,814	8,979
Add: Dilutive effects of assumed exercises of stock options	24	24	26	24

Weighted average shares and potentially dilutive shares	8,804	8,999	8,840	9,003

Diluted earnings per share	$0.27	$0.26	$0.49	$0.53

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the consolidated financial statements.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Corporation has not completed its evaluation of the impact of the adoption of this standard.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary CNB Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson, McKean and Warren. During 2005 the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not intended to be indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation was formed in the fourth quarter of 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents remained relatively constant decreasing only $322,000 since December 31, 2006. Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased $9.8 million or 6.2% since December 31, 2006. The increase is primarily the result of purchases of structured collateralized mortgage obligations and U.S. Government Agency Securities.

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

LOANS

The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. At June 30, 2007, the Corporation had $571.7 million in loans outstanding, net of unearned discount, an increase of $24.7 million (or 4.5%) since December 31, 2006. The increase was primarily the result of demand for our commercial loan products including commercial mortgages. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. In addition, the Corporation ran a successful home equity loan promotion during the fist six months of 2007 which was the primary reason for the growth in residential mortgages of $9.8 million or 6.1%.

The Corporation expects increasing loan demand throughout the remainder of 2007 with the growth of our ERIEBANK division as well as improved demand in our traditional markets.

Total loans, net of unearned discount, at June 30, 2007 and December 31, 2006 are summarized as follows:

($ in thousands)

	June 30, 2007	December 31, 2006
Commercial, Financial and Agricultural	$221,883	$214,804
Residential Mortgage	169,990	160,159
Commercial Mortgage	148,289	143,453
Installment	31,565	28,488
Lease Receivables	—	116

	$571,727	$547,020

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

	Periods ending
($’s in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Balance at beginning of Period	$6,086	$5,603	$5,603
Charge-offs:
Commercial and financial	6	—	—
Commercial mortgages	27	144	73
Residential mortgages	112	203	102
Installment	171	451	217
Lease receivables	2	21	20
Overdrafts	103	272	119

	421	1,091	531

Recoveries:
Commercial and financial	—	3	2
Commercial mortgages	—	3	—
Residential mortgages	2	4	—
Installment	48	89	56
Lease receivables	—	11	3
Overdrafts	51	93	65

	101	203	126

Net charge-off’s:	(320)	(888)	(405)
Provision for loan losses	568	1,371	755

Balance at end-of-period	$6,334	$6,086	$5,953

Loans, net of unearned	$571,727	$547,020	$531,783
Allowance to net loans	1.11%	1.11%	1.12%
Net charge-offs to average loans	0.12%	0.17%	0.15%
Non performing assets	$1,763	$1,928	$2,064
Non performing % of total assets	0.22%	0.25%	0.27%

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

As noted in the above table, both the level of nonperforming assets and percentage of net charge-offs has improved since December 31, 2006. However, over the same time period, the coverage percentage of the allowance to net loans has remained constant at 1.11%. This consistency was deemed necessary based on the evaluation described herein and included consideration of the growth of our consumer finance and discount loan subsidiary, Holiday Financial Services Corporation (HFSC). During 2007, the Corporation has continued to grow HFSC’s portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Although this loan portfolio is not currently significant in terms of the overall loan portfolio, it was nevertheless considered in our analysis resulting in increases in our provision, thus affecting the allowance coverage of net loans during the six months ended June 30, 2007. In addition, our analysis considered the effects on our customers of the rising cost of doing business as a result of general increases in production costs including fuel prices.

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

During the six month period ended June 30, 2007 the Corporation decreased its provision for loan losses as compared to the six month period ended June 30, 2006. This decrease was primarily due to a decline in our level of non performing loans and net charge-offs as compared to the prior period. Management believes that both its current period provision and allowance coverage of net loans are reasonable and adequate.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $16.6 million from $631.3 million at December 31, 2006 to $647.9 million at June 30, 2007. The increase in deposits was primarily the result of growth in our interest bearing and non interest bearing demand deposits.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. During the second quarter, the Corporation obtained $10.0 million in funding from the FHLB in a 10-year note at 4.60%. The borrowing has a fixed rate for the first twenty four months after which the FHLB has the option to convert the borrowing to float on the 3-month LIBOR plus 0.16%. The proceeds of the note were used to fund loan growth that occurred during the quarter. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

On April 5, 2007, CNB Capital Trust II, a trust formed by the Corporation, issued $10.0 million in trust-preferred securities in a pooled offering. The interest rate is determined quarterly and floats based on the 3-month LIBOR plus 1.55%. The Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering. These debentures represent the sole asset of the trust and must be redeemed no later than 2037. The Corporation used the proceeds to fund loan growth as well as repurchase shares of its own stock as discussed below in the Shareholders’ Equity section of this analysis. An additional $10.0 million in trust-preferred securities was issued on June 25, 2007 by CNB Capital Trust III. The terms and structure of the transaction were exactly the same as the April 5th issuance, however, the proceeds were used to liquidate similar trust-preferred securities issued in 2002 which floated on the 3-month LIBOR plus 3.45%.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $68.4 million at June 30, 2007 compared to $72.3 million at December 31, 2006, a decrease of $3.9 million. The reason for the decrease in equity was a increase in treasury stock of $4.7 million in the first six months of 2007. During the first two quarters of 2007, the Corporation continued to repurchase shares of its own stock under a publicly announced plan resulting in an increase in treasury shares of 307,073 since December 31, 2006. The majority of the increase was the result of a private purchase of 304,220 shares from another financial institution which occurred in the second quarter of 2007.

In the first six months of 2007, the Corporation earned $4.3 million and declared dividends of $2.7 million, a dividend payout ratio of 61.8% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 13.38% at June 30, 2007 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 12.29% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2007 was 9.81%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2007:

Commitments to extend credit	$157,836
Standby letters of credit	15,429

$173,265

CONSOLIDATED YIELD COMPARISONS

(In thousands)

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	June 30, 2007			June 30, 2006
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$7,824	5.80%	$227	$6,915	6.04%	$209
Federal funds sold and securities purchased under agreements to resell	6,753	5.86%	198	6,927	6.29%	218
Securities:
Taxable (1)	116,841	5.35%	3,129	112,438	4.80%	2,712
Tax-Exempt (1,2)	33,594	6.32%	1,035	36,172	6.80%	1,192
Equity Securities (1,2)	15,059	3.18%	220	16,458	3.70%	298

Total Securities	180,071	5.88%	4,809	178,910	5.69%	4,629

Loans
Commercial (2)	213,561	8.03%	8,579	202,723	7.70%	7,809
Mortgage (2)	307,143	7.37%	11,316	294,023	7.10%	10,435
Installment	31,042	11.37%	1,764	28,157	10.78%	1,518
Leasing	56	3.57%	1	401	5.99%	12

Total Loans (3)	551,802	7.85%	21,660	525,304	7.53%	19,774
Total earning assets	731,873	7.23%	26,469	704,214	6.93%	24,403

Non Interest Bearing Assets
Cash & Due From Banks	17,291			16,730
Premises & Equipment	16,409			14,047
Other Assets	31,718			36,922
Allowance for Loan Losses	(6,122)			(5,800)

Total Non Interest Earning Assets	59,296			61,899

Total Assets	$791,169			$766,113

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand-interest-bearing	$142,638	1.66%	$1,187	$138,845	1.18%	$818
Savings	52,190	0.66%	173	62,512	0.57%	178
Time	358,351	4.44%	7,957	338,787	4.11%	6,964

Total interest-bearing deposits	553,179	3.37%	9,317	540,144	2.95%	7,960
Short-term borrowings	5,616	3.70%	104	1,527	4.98%	38
Long-term borrowings	52,000	5.12%	1,330	59,500	4.69%	1,394
Subordinated debentures	20,000	6.03%	603	10,310	8.01%	413

Total interest-bearing liabilities	630,795	3.60%	11,354	611,481	3.21%	9,805
Demand-non-interest-bearing	83,770			78,525
Other liabilities	3,953			5,734

Total Liabilities	718,518			695,740
Shareholders’ Equity	72,651			70,373

Total Liabilities and Shareholders’ Equity	$791,169			$766,113

Interest Income/Earning Assets		7.23%	$26,469		6.93%	$24,403
Interest Expense/Interest Bearing Liabilities		3.60%	11,354		3.21%	9,805

Net Interest Spread		3.63%	$15,115		3.72%	$14,598

Interest Income/Interest Earning Assets		7.23%	$26,469		6.93%	$24,403
Interest Expense/Interest Earning Assets		3.10%	11,354		2.78%	9,805

Net Interest Margin		4.13%	$15,115		4.15%	$14,598

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

The Corporation had net income of $2.4 million for the second quarter of 2007 compared to $2.3 million for the same period of 2006. The earnings per diluted share increased from $0.26 in the second quarter of 2006 to $0.27 for the second quarter of 2007.

INTEREST INCOME AND EXPENSE

Net interest income totaled $7.6 million in the second quarter, an increase of $385,000 (or 5.4%) over the second quarter of 2006. Total interest and dividend income increased by $1.1 million (or 8.6%) as compared to the second quarter of 2006 while total interest expense increased $673 thousand (or 13.1%) as compared to the second quarter of 2006. The primary reason for the growth in net interest income stems from an improved level of average earning assets and increasing yields as discussed more fully in the section of this analysis which covers the six month periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $442,000 in the second quarter of 2007 compared to $390,000 in the second quarter of 2006. As discussed in the allowance for loan loss section of this analysis, Management believes the charges to the provision are reasonable to provide allowance coverage that is adequate to absorb probable incurred losses in our portfolio as of June 30, 2007.

OTHER INCOME

Other income increased $208 thousand (or 10.8%) in the second quarter of 2007 as compared to the same period in 2006. The increase is primarily the result of increases in “other service charges and fees” and the “other” line item which increased by $77,000 and $61,000, respectively, as compared to the second quarter of 2006. The increase in “other service charges and fees” is not specific to any one income line item but reflects the growth of transactions in the Corporation’s banking franchise as well as Holiday Financial Services Corporation.

The majority of the increase in the “other” category has been from increased transactions on our Visa Check Card product which was enhanced in February of 2006 with a new points program that allows customers to earn points for each dollar charged to the card.

NON-INTEREST EXPENSE

Non-interest expense increased by 9.2 % to $6.0 million in the second quarter of 2007 compared to $5.5 million in the second quarter of 2006. The majority (approximately 80%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth.

As mentioned in the future outlook section of this analysis, the Corporation is continuing the process of expanding its ERIEBANK division and will continue to grow its consumer finance venture, Holiday Financial Services Corporation. During 2007, we have begun building ERIEBANK branches and have opened three additional offices of Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $858 thousand in the second quarter of 2007 as compared to $869 thousand in the second quarter of 2006 resulting in an effective tax rate of 26.5% and 27.1%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The Corporation had net income of $4.3 million for the six months of 2007 compared to $4.8 million for the same period of 2006. The earnings per diluted share decreased from $0.53 in the first six months of 2006 to $0.49 for the first six months of 2007. The return on assets and the return on equity for the six months of 2007 are 1.10% and 11.95% as compared to 1.24% and 13.55% for the first six months of 2006.

INTEREST INCOME AND EXPENSE

Net interest income totaled $14.6 million in the first six months, an increase of $613,000 (or 4.4%) over the first six months of 2006. Total interest and dividend income increased by $2.2 million (or 9.1%) as compared to the first six months of 2006 while total interest expense increased $1.5 million (or 15.8%) as compared to the first six months of 2006. Although high rates on the short end of the yield curve have increased the Corporation’s cost of funding we have seen greater positive increases in interest income from loans and investments due to our increased level of average earning assets and improved overall yield as noted in the Consolidated Yield Comparison on page 16 of this analysis. As noted in the table on page 16, the Corporation’s average earning assets have grown by $27.7 million since June 30, 2006 while the yield has increased by 30 basis point from 6.93% to 7.23%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $568,000 in the first six months of 2007 compared to $755,000 in the first six months of 2006. As discussed in more detail in the Allowance for Loan Losses section of this analysis, management believes the charges to the provision in the current year are necessary to provide adequate coverage of its current loan balances based on its most recent analysis.

OTHER INCOME

Other income remained relatively flat decreasing 40,000 (or 0.9%) in the first six months of 2007 as compared to the same period in 2006. However, the prior year was more positively affected by net security gains. During the first six months of 2006, the Corporation recorded a security gain when the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange. Net security gains in the current year only amounted to $35,000.

Excluding security gains, total other income increased by $266,000 (or 7.1%) in the six months of 2007 as compared to the same period in 2006. The reason for the increase is primarily due to “other service charges and fees” and the “other” line item which increased by $110,000 and $171,000, respectively. Factors’ leading to increased income in these lines was previously discussed in the three month section of this analysis.

NON-INTEREST EXPENSE

Non-interest expense increased by 12.1% to $12.3 million in the first six months of 2007 compared to $11.0 million in the first six months of 2006. The majority (approximately 76%) of the increase was a result of the Corporation’s increasing costs for salaries and benefits as well as occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee and occupancy related costs to support its growth. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth. As mentioned in the Future Outlook section of this analysis, the Corporation is continuing the process of expanding its banking franchise into the Erie, Pennsylvania market and has opened three new offices of its consumer finance subsidiary, Holiday Financial Services Corporation, in the first six months of 2007. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $1.5 million in the first six months of 2007 as compared to $1.6 million in the first six months of 2006 resulting in an effective tax rate of 26.1% and 25.3%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

FUTURE OUTLOOK

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. During the third quarter of 2006, management opened its first full service branch in Erie at a temporary location. During 2007 and 2008, we plan to build three full service branches in Erie. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during the remainder of 2007.

In the fourth quarter of 2005, the Corporation formed a new subsidiary and entered the consumer discount loan and finance business as Holiday Financial Services Corporation. In 2006 we opened three new offices in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania have been opened in 2007 bringing our total to seven. Although the consumer discount loan business is relatively new to the Corporation, management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the Corporation in future years.

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

The interest rate environment will continue to play an important rule in the future earnings of the Corporation. Our net interest margin remained strong in the six months of 2007 even with the sustained yield curve inversion which negatively affected the earnings of many financial institutions. Management will closely monitor our net interest margin throughout 2007, as well as continue to apply a disciplined approach to managing our balance sheet, as the majority of the earnings of the Corporation continue to be derived from interest income. Non-interest income should be enhanced in several areas including improved service charge and fee income as we enter new markets and grow transaction accounts.

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

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at June 30, 2007.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at June 30, 2007 was (2.07)% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Static 1-Yr. Cumulative Gap	(2.07)%	(2.59)%
Earnings Simulation
-200 bps vs. Stable Rate	4.84%	5.16%
+200 bps vs. Stable Rate	(2.57)%	(2.77)%

The interest rate sensitivity position at June 30, 2007 was liability sensitive in the short-term which is consistent with December 31, 2006. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given and interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year-ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/07 to 4/30/07	7,425	$13.97	3,100	575,172
5/1/07 to 5/31/07	20,426	$13.97	20,426	554,746
6/1/07 to 6/30/07	312,321	$15.35	312,320	242,426

Total	340,172	$15.24	335,846

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – CNB Financial Corporation held its Annual Meeting of Shareholders on April 17, 2007, for the purpose of electing four directors, to ratify the appointment of independent auditors, and to transact such other business as would properly come before the meeting.

Results of shareholder voting on these individuals were a follows:

	Election of Directors

	Dennis L. Merrey	William R. Owens	Deborah Dick Pontzer	Charles H. Reams
For	6,484,648	6,489,746	6,350,237	6,489,261
Against or Withheld	325,893	320,795	460,304	321,280

The following directors’ terms of office as director continued after the meeting:

Joseph B. Bower, Jr., Robert E. Brown, William F. Falger, James J. Leitzinger, Michael F. Lezzer, Robert W. Montler, Jeffrey S. Powell, James B. Ryan, and Peter F. Smith.

Results of ratification of appointment of Crowe Chizek and Company LLC as independent auditors was as follows:

For	6,778,562
Against or Withheld	31,979

The total shares voted at the annual meeting were 6,810,541.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2007	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: August 9, 2007	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)