Form 10-Q
period 2007-09-30
CNB FINANCIAL CORP/PA
filed 2007-11-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the issuer’s common stock as of November 6, 2007

COMMON STOCK: $0 PAR VALUE, 8,544,399 SHARES

INDEX

Sequential Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – September 30, 2007 and December 31, 2006

PAGE 4.	Consolidated Statements of Income – Quarters ending September 30, 2007 and 2006

PAGE 5.	Consolidated Statements of Income – Nine months ending September 30, 2007 and 2006

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and six month periods ending September 30, 2007 and 2006

PAGE 7.	Consolidated Statements of Cash Flows – Nine months ending September 30, 2007 and 2006

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 11.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 20.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 21.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 21.	ITEM 1	Legal Proceedings

PAGE 21.	ITEM 1A.	Risk Factors

PAGE 21.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 22.	ITEM 3	Defaults Upon Senior Securities

PAGE 22.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 22.	ITEM 5	Other Information

PAGE 22.	ITEM 6	Exhibits

PAGE 23.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited)
	September 30, 2007	December 31 2006
ASSETS
Cash and due from banks	$14,585	$18,530
Interest bearing deposits with other banks	7,150	7,014
Federal funds sold	6,742	7

TOTAL CASH AND CASH EQUIVALENTS	28,477	25,551
Securities available for sale	162,215	156,696
Loans held for sale	1,923	2,420
Loans and leases	589,030	547,946
Less: unearned discount	2,626	926
Less: allowance for loan losses	6,452	6,086

NET LOANS	579,952	540,934
FHLB, and other equity interests	5,468	5,321
Premises and equipment, net	18,054	16,237
Bank owned life insurance	14,960	14,484
Accrued interest receivable and other assets	9,164	7,555
Mortgage servicing rights	450	446
Goodwill	10,821	10,821
Other intangible assets, net	311	385

TOTAL ASSETS	$831,795	$780,850

LIABILITIES
Deposits:
Non-interest bearing deposits	$91,450	$82,574
Interest bearing deposits	557,954	548,748

TOTAL DEPOSITS	649,404	631,322
Treasury, tax and loan borrowings	2,000	2,000
FHLB and other borrowings	83,000	57,885
Accrued interest and other liabilities	7,280	7,054
Subordinated debentures	20,620	10,310

TOTAL LIABILITIES	762,304	708,571

SHAREHOLDERS’ EQUITY
Common stock $0 par value Authorized 50,000,000 shares Issued 9,233,750 shares	—	—
Additional paid in capital	13,057	13,250
Retained earnings	65,642	62,957
Treasury stock, at cost (662,238 shares for September 2007, and 369,546 shares for Dec 2006)	(9,720)	(5,271)
Accumulated other comprehensive income	512	1,343

TOTAL SHAREHOLDERS’ EQUITY	69,491	72,279

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$831,795	$780,850

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$11,583	$10,174
Deposits with banks	116	112
Federal funds sold	90	49
Securities:
Taxable	1,706	1,459
Tax-exempt	345	412
Dividends	105	149

TOTAL INTEREST AND DIVIDEND INCOME	13,945	12,355

INTEREST EXPENSE
Deposits	4,592	4,473
Borrowed funds	969	717
Subordinated debentures	356	228

TOTAL INTEREST EXPENSE	5,917	5,418

Net interest income	8,028	6,937
Provision for loan losses	335	324

NET INTEREST INCOME AFTER PROVISION	7,693	6,613

OTHER INCOME
Trust & asset management fees	312	245
Service charges on deposit accounts	1,117	1,114
Other service charges and fees	216	172
Net security gains	52	2
Mortgage banking income	83	92
Bank owned life insurance earnings	137	187
Wealth management	133	115
Other	33	162

TOTAL OTHER INCOME	2,083	2,089

OTHER EXPENSES
Salaries & benefits	3,462	2,825
Net occupancy expense of premises	779	705
Amortization of intangibles	25	103
Other	2,177	1,882

TOTAL OTHER EXPENSES	6,443	5,515

Income before income taxes	3,333	3,187
Applicable income taxes	923	844

NET INCOME	$2,410	$2,343

EARNINGS PER SHARE
Basic	$0.28	$0.26
Diluted	$0.28	$0.26
DIVIDENDS PER SHARE
Cash dividends per share	$0.16	$0.14

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$32,870	$29,580
Deposits with banks	342	322
Federal funds sold	288	266
Securities:
Taxable	4,837	4,171
Tax-exempt	1,121	1,288
Dividends	312	393

TOTAL INTEREST AND DIVIDEND INCOME	39,770	36,020

INTEREST EXPENSE
Deposits	13,909	12,433
Borrowed funds	2,404	2,149
Subordinated debentures	959	641

TOTAL INTEREST EXPENSE	17,272	15,223

Net interest income	22,498	20,797
Provision for loan losses	903	1,079

NET INTEREST INCOME AFTER PROVISION	21,595	19,718

OTHER INCOME
Trust & asset management fees	851	749
Service charges on deposit accounts	3,087	3,108
Other service charges and fees	617	462
Net security gains	87	343
Mortgage banking income	265	327
Bank owned life insurance earnings	476	525
Wealth management	440	388
Other	465	421

TOTAL OTHER INCOME	6,288	6,323

OTHER EXPENSES
Salaries & benefits	9,606	8,168
Net occupancy expense of premises	2,391	2,107
Amortization of intangibles	75	311
Other	6,658	5,886

TOTAL OTHER EXPENSES	18,730	16,472

Income before income taxes	9,153	9,569
Applicable income taxes	2,439	2,460

NET INCOME	$6,714	$7,109

EARNINGS PER SHARE, BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING
Net income, basic	$0.77	$0.79
Net income, diluted	$0.77	$0.79
DIVIDENDS PER SHARE
Cash dividends per share	$0.46	$0.42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CNB FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$2,410	$2,343	$6,714	$7,109

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period, net of tax of $92 and $(422) for the three months ending September 30, 2007 and 2006 and $416 and $23 for the nine months ending September 30, 2007 and 2006.	(171)	784	(774)	(43)
Reclassification adjustment for accumulated (gains) losses included in net income, net of tax of $18 and $1 for the three months ending September 30, 2007 and 2006 and $30 and $120 for the nine months ending September 30, 2007 and 2006.	(34)	(1)	(57)	(223)

Other comprehensive income (loss)	(205)	783	(831)	(266)

Comprehensive income	$2,205	$3,126	$5,883	$6,843

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

CNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	9 Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Income	$6,714	$7,109
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	903	1,079
Depreciation and amortization	1,263	1,391
Amortization, accretion and deferred loan fees	(406)	(343)
Deferred taxes	(62)	(106)
Security gains	(87)	(343)
Gain on sale of loans	(188)	(46)
Net (gains) losses on dispositions of acquired property	(59)	—
Proceeds from sale of loans	8,546	9,507
Origination of loans held for sale	(8,001)	(10,398)
Increase in bank owned life insurance	(476)	(525)
Stock-based compensation expense	69	46
Changes in:
Interest receivable and other assets	(1,199)	(281)
Interest payable and other liabilities	741	654

Net cash provided by operating activities	7,758	7,744
Cash flows from investing activities:
Proceeds from maturities, prepayments and calls of:
Securities available for sale	33,001	30,766
Proceeds from sales of securities available for sale	3,229	82
Purchase of securities available for sale	(42,955)	(31,574)
Loan origination and payments, net	(40,077)	(27,837)
Redemption (Purchase) of FHLB, FRB & Other Equity Interests	(147)	(203)
Net, purchase of premises and equipment	(2,870)	(1,567)
Proceeds from the sale of premises and equipment and foreclosed assets	220	—

Net cash used in investing activities	(49,599)	(30,333)
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	24,486	(11,297)
Certificates of deposit	(6,404)	17,254
Proceeds from issuance of subordinated debenture	20,620	—
Repayments of subordinated debenture	(10,310)	—
Treasury stock purchased	(5,616)	(2,016)
Proceeds from sale of treasury stock	817	716
Proceeds from the exercise of stock options	73	—
Excess tax benefit from exercise of stock options	15	—
Cash dividends paid	(4,029)	(3,768)
Advances from long-term borrowings	40,000	10,000
Repayments of long-term borrowings	(14,885)	(11,250)
Net change in short-term borrowings	—	2,865

Net cash provided by financing activities	44,767	2,504

Net increase (decrease) in cash and cash equivalents	2,926	(20,085)
Cash and cash equivalents at beginning of year	25,551	43,017

Cash and cash equivalents at end of period	$28,477	$22,932

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,299	$15,002
Income Taxes	$2,420	$2,385
Supplemental non cash disclosures:
Transfers to other real estate owned	$571	$142
Grant of restricted stock awards from treasury stock	$172	$202

CNB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of September 30, 2007 and for the quarters and nine months ended September 30, 2007 and 2006 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine month periods ended September 30, 2007 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2006.

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

Stock Options

A summary of the activity for stock options is as follows:

	Nine months ended September 30, 2007 Total options outstanding
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	267,418	$13.15
Forfeited	—	—
Exercised	8,125	9.05
Granted	—	—

Options outstanding, end of period	259,293	$13.27

Options exercisable, end of period	259,293	$13.27

No stock options were granted during the three or nine month periods ended September 30, 2007 or 2006.

The aggregate intrinsic value of all options outstanding at September 30, 2007 was $527,896. The aggregate intrinsic value of all options that were exercisable at September 30, 2007 was $527,896.

There was no compensation expense related to stock options for the three or nine months ended September 30, 2007. Compensation expense related to stock options for the nine months ended September 30, 2006 resulted in a reduction of income before taxes of $18,000 and a reduction in net income of $12,000. Due to the insignificance of the amount, there was no measurable effect on basic and diluted earnings per share. There is no remaining unrecognized compensation cost related to unvested stock options granted as of September 30, 2007.

Restricted Stock Awards

Periodically the Executive Compensation and Personnel Committee of the Board of Directors grants restricted stock awards to certain key employees and independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders equity until earned. Compensation expense resulting from these restricted stock awards was approximately $25,000 and $69,000 for the three and nine months ended September 30, 2007 and $12,000 and $29,000 for the three and nine months ended September 30, 2006. As of September 30, 2007, there was $262,700 of total unrecognized compensation cost related to unvested restricted stock awards. At September 30, 2007, there are 22,690 unvested shares at a weighted average grant date fair value of $14.11.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restricted stock awards are considered outstanding as they become earned. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three and nine month periods ended September 30, 2007 and 2006, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share computation:
Net Income	$2,410	$2,343	$6,714	$7,109

Gross weighted average shares outstanding	8,562	8,952	8,742	8,975
Less: Average unearned restricted stock	19	12	19	9

Net weighted average shares outstanding	8,543	8,940	8,723	8,966

Basic earnings per share:	$0.28	$0.26	$0.77	$0.79

Diluted earnings per share computation:
Net Income	$2,410	$2,343	$6,714	$7,109

Weighted average shares outstanding for basic earnings per share	8,543	8,940	8,723	8,966
Add: Dilutive effects of assumed exercises of stock options and restricted stock awards	21	24	24	24

Weighted average shares and potentially dilutive shares	8,564	8,964	8,747	8,990

Diluted earnings per share	$0.28	$0.26	$0.77	$0.79

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

GENERAL OVERVIEW

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. Management operated from temporary store locations in 2005 and 2006 and on September 13, 2007 opened its first new full service financial services store in Erie’s west side. Two additional stores are currently under construction with expected completion dates in the first and second quarters of 2008. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during the remainder of 2007.

In the fourth quarter of 2005, the Corporation formed a new subsidiary and entered the consumer discount loan and finance business as Holiday Financial Services Corporation. In 2006, we opened three new offices in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania have been opened in 2007 bringing our total to seven. Although the consumer discount loan business is relatively new to the Corporation, management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the Corporation in future years.

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

The interest rate environment will continue to play an important rule in the future earnings of the Corporation. Our net interest margin remained strong in the nine months of 2007 even with the period of yield curve inversion which negatively affected the earnings of many financial institutions. Recent actions of the Federal Reserve have resulted in decreases in short term interest rates and the shift to a more normalized yield curve which is expected to benefit the Corporation in the future primarily by reducing its cost of funds. Management will closely monitor our net interest margin throughout the remainder of 2007, as well as continue to apply a disciplined approach to managing our balance sheet, as the majority of the earnings of the Corporation continue to be derived from interest income. Non-interest income should be enhanced in several areas including improved service charge and fee income as we enter new markets and grow transaction accounts.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to enhance earnings through the remainder of 2007.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $28.5 million at September 30, 2007 compared to $25.5 million at December 31, 2006. Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased $5.5 million or 3.5% since December 31, 2006. The increase is primarily the result of purchases of structured collateralized mortgage obligations and U.S. Government Agency Securities.

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

LOANS

The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. At September 30, 2007, the Corporation had $586.4 million in loans outstanding, net of unearned discount, an increase of $ 39.4 million (or 7.2%) since December 31, 2006. The increase was primarily the result of three factors. First was increasing demand for our commercial and residential mortgage products. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. In addition, the Corporation ran two successful home equity loan promotions during the first nine months of 2007 which were the primary reason for the growth in residential mortgages of $15.7 million or 9.8%. Finally, the growth of our consumer discount loan and finance company, Holiday Financial Services Corporation, was the primary reason for the growth in installment loans of $8.3 million or 29.2% since December 31, 2006.

The Corporation expects increasing loan demand throughout the remainder of 2007 with the growth of our ERIEBANK division and Holiday Financial Services Corporation as well as improved demand in our traditional markets.

Total loans, net of unearned discount, at September 30, 2007 and December 31, 2006 are summarized as follows:

($ in thousands)

	9/30/2007	12/31/2006
Commercial, Financial and Agricultural	$218,395	$214,804
Residential Mortgage	175,841	160,159
Commercial Mortgage	155,369	143,453
Installment	36,799	28,488
Lease Receivables	—	116

	$586,404	$547,020

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

	Periods ending
($’s in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Balance at beginning of Period	$6,086	$5,603	$5,603
Charge-offs:
Commercial and financial	26	—	—
Commercial mortgages	27	144	104
Residential mortgages	157	203	118
Installment	273	451	315
Lease receivables	2	21	20
Overdrafts	197	272	187

	682	1,091	744
Recoveries:
Commercial and financial	—	3	6
Commercial mortgages	—	3	—
Residential mortgages	12	4	4
Installment	72	89	71
Lease receivables	—	11	3
Overdrafts	61	93	69

	145	203	153

Net charge-off’s:	(537)	(888)	(591)

Provision for loan losses	903	1,371	1,079

Balance at end-of-period	$6,452	$6,086	$6,091

Loans, net of unearned	$586,404	$547,020	$538,077
Allowance to net loans	1.10%	1.11%	1.13%
Net charge-offs to average loans	0.13%	0.17%	0.15%
Non performing assets	$2,608	$1,928	$2,244
Non performing % of total assets	0.31%	0.25%	0.29%

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

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated potential losses associated with those loans. By noting the “spread” at the present time, as well as prior periods, management can determine the current adequacy of the allowance as well as evaluate trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans. As mentioned in the Loans section of this analysis, management considers commercial lending a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment of its market areas. As such, our analysis considered the effects on our customers of the rising cost of doing business as a result of general increases in production costs including fuel prices. We also considered the fact that our consumer finance and discount loan subsidiary, Holiday Financial Services Corporation, has continued to grow its portfolio of consumer finance and discount loans with different risk characteristics than the consumer loan portfolio of our banking subsidiary. Although this loan portfolio is not currently significant in terms of the overall loan portfolio, it was nevertheless considered in our analysis.

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

The Corporation has experienced a relatively low level of charge-offs over the past twelve months. Although our level of non performing assets has increased slightly, we believe we are well below industry standards for our peer group. Additional indicators are also showing improving trends in the Corporation’s loan portfolio resulting in slight decreases in our provision for loan losses.

As of September 30, 2007, management believes the allowance for loan losses is adequate to cover proable incurred losses in the loan portfolio.

PREMISES AND EQUIPMENT

Premises and equipment increased $1.8 million (or 11.2%) since December 31, 2006. This increase is entirely the result of growth initiatives with the Corporation’s ERIEBANK division. As mentioned in the General Overview section of the analysis, the Corporation built and opened its first new ERIEBANK store in the third quarter. Two additional stores are already under construction. As such, future increases to premises and equipment are forthcoming.

Although the Corporation has opened three additional offices of Holiday Financial Services Corporation, these offices are typically rented thus requiring only a small investment in premises and equipment.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $18.1 million from $631.3 million at December 31, 2006 to $649.4 million at September 30, 2007. The increase in deposits was primarily the result of growth in our interest bearing and non interest bearing demand deposits.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. In the first quarter the Corporation borrowed $10.0 million form the FHLB in a 5-year note at a fixed interest rate of 5.63%. During the second and third quarters, the Corporation accessed $30.0 million in funding from the FHLB in 10-year notes. The borrowings have interest rates ranging from 3.97% to 4.60% and conversion dates ranging from 6 months to 3 years after the issue date of the note. After the conversion date, the FHLB has the option to convert the borrowings to float based on the 3-month LIBOR plus .10% to .16%.

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

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $69.5 million at September 30, 2007 compared to $72.3 million at December 31, 2006, a decrease of $2.8 million. The reason for the decrease in equity was primarily the result of an increase in treasury stock of $4.4 million in the first nine months of 2007 as the Corporation continued to repurchase shares of its own stock under a publicly announced plan. The majority of the increase was the result of a private purchase of 304,220 shares from another financial institution which occurred in the second quarter.

In the first nine months of 2007, the Corporation earned $6.7 million and declared dividends of $4.0 million, a dividend payout ratio of 60.0% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 13.31% at September 30, 2007 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 12.25% is above the well-capitalized minimum of 6%. The leverage ratio at September 30, 2007 was 9.83%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2007:

Commitments to extend credit	$167,172
Standby letters of credit	14,429

$181,601

CONSOLIDATED YIELD COMPARISONS

(In thousands)

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$7,689	5.93%	$342	$6,950	6.18%	$322
Federal funds sold and securities purchased under agreements to resell	6,730	5.71%	288	6,980	5.08%	266
Securities:
Taxable (1)	123,162	5.22%	4,837	114,416	4.89%	4,171
Tax-Exempt (1,2)	32,342	6.38%	1,515	36,323	6.29%	1,761
Equity Securities (1,2)	10,889	4.64%	337	13,451	4.65%	490

Total Securities	180,812	5.92%	7,319	178,120	5.69%	7,010
Loans
Commercial (2)	216,357	8.09%	13,125	204,039	7.81%	11,954
Mortgage (2)	313,447	7.30%	17,167	295,969	7.17%	15,925
Installment	32,525	11.97%	2,921	28,198	10.62%	2,247
Leasing	37	3.60%	1	338	5.92%	15

Total Loans (3)	562,366	7.87%	33,214	528,544	7.60%	30,141
Total earning assets	743,178	7.27%	40,533	706,664	7.01%	37,151
Non Interest Bearing Assets
Cash & Due From Banks	16,959			16,994
Premises & Equipment	16,822			14,209
Other Assets	32,146			35,476
Allowance for Loan Losses	(6,219)			(5,884)

Total Non Interest Earning Assets	59,708			60,795

Total Assets	$802,886			$767,459

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand—interest-bearing	$145,899	1.72%	$1,884	$138,011	1.27%	$1,318
Savings	52,207	0.73%	285	60,838	0.57%	262
Time	357,473	4.38%	11,740	341,001	4.24%	10,853

Total interest-bearing deposits	555,579	3.34%	13,909	539,850	3.07%	12,433
Short-term borrowings	5,957	3.98%	178	2,469	3.73%	69
Long-term borrowings	59,697	4.97%	2,226	58,667	4.73%	2,080
Trust preferred securities	20,620	6.20%	959	10,310	8.29%	641

Total interest-bearing liabilities	641,853	3.59%	17,272	611,296	3.32%	15,223
Demand—non-interest-bearing	85,797			79,384
Other liabilities	3,611			5,969

Total Liabilities	731,261		17,272	696,649		15,223
Shareholders’ Equity	71,625			70,810

Total Liabilities and Shareholders’ Equity	$802,886		$17,272	$767,459		$15,223

Interest Income/Earning Assets		7.27%	$40,533		7.01%	$37,151
Interest Expense/Interest Bearing Liabilities		3.59%	17,272		3.32%	15,223

Net Interest Spread		3.68%	$23,261		3.69%	$21,928

Interest Income/Interest Earning Assets		7.27%	$40,533		7.01%	$37,151
Interest Expense/Interest Earning Assets		3.10%	17,272		2.87%	15,223

Net Interest Margin		4.17%	$23,261		4.14%	$21,928

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Corporation had net income of $2.4 million for the third quarter of 2007 compared to $2.3 million for the same period of 2006. The earnings per diluted share increased from $0.26 in the third quarter of 2006 to $0.28 for the third quarter of 2007.

INTEREST INCOME AND EXPENSE

Net interest income totaled $8.0 million in the third quarter, an increase of $1.1 million (or 15.7%) over the third quarter of 2006. Total interest and dividend income increased by $1.6 million (or 12.9%) as compared to the third quarter of 2006 while total interest expense increased $499,000 (or 9.2%) as compared to the third quarter of 2006. The primary reason for the growth in net interest income stems from an improved level of average earning assets and increasing yields as discussed more fully in the section of this analysis which covers the nine month periods.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $335,000 in the third quarter of 2007 compared to $324,000 in the third quarter of 2006. As discussed in the allowance for loan loss section of this analysis, Management believes the charges to the provision are reasonable to provide allowance coverage that is adequate to absorb probable incurred losses in our portfolio as of September 30, 2007.

OTHER INCOME

Other income remained relatively flat decreasing only 0.3% in the third quarter of 2007 as compared to the same period in 2006. Slight improvements in most categories of other income were offset by reductions in mortgage banking income, and earnings from bank owned life insurance as well as miscellaneous insignificant items included in the “other” other line item.

NON-INTEREST EXPENSE

Non-interest expense increased by 16.8 % to $6.4 million in the third quarter of 2007 compared to $5.5 million in the third quarter of 2006. The majority (approximately 77%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth.

As mentioned in the future outlook section of this analysis, the Corporation is continuing the process of expanding its ERIEBANK division and will continue to grow its consumer finance venture, Holiday Financial Services Corporation. During 2007, we have built and opened one full service ERIEBANK financial services store and have started construction of two additional stores. We have also opened three new offices of Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $923,000 in the third quarter of 2007 as compared to $844,000 in the third quarter of 2006 resulting in an effective tax rate of 27.7% and 26.5%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The Corporation had net income of $6.7 million for the nine months of 2007 compared to $7.1 million for the same period of 2006. The earnings per diluted share decreased from $0.79 in the first nine months of 2006 to $0.77 for the first nine months of 2007. The return on assets and the return on equity for the nine months of 2007 are 1.12% and 12.54% as compared to 1.24% and 13.39% for the first nine months of 2006.

INTEREST INCOME AND EXPENSE

Net interest income totaled $22.5 million in the first nine months, an increase of $1.7 million (or 8.2%) over the first nine months of 2006. Total interest and dividend income increased by $3.7 million (or 10.4%) as compared to the first nine months of 2006 while total interest expense increased $2.0 million (or 13.5%) as compared to the first nine months of 2006. Although high rates on the short end of the yield curve have increased the Corporation’s cost of funding, we have seen greater positive increases in interest income from loans and investments due to our increased level of average earning assets and improved overall yield as noted in the Consolidated Yield Comparison on page 16 of this analysis. As noted in the table on page 16, the Corporation’s average earning assets have grown by $36.5 million since September 30, 2006 while the yield has increased by 26 basis points from 7.01% to 7.27%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $903,000 in the first nine months of 2007 compared to $1.1 million in the first nine months of 2006. As discussed in more detail in the Allowance for Loan Losses section of this analysis, management believes the charges to the provision in the current year are appropriate and the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

OTHER INCOME

Other income decreased $35,000 (or 0.5%) in the first nine months of 2007 as compared to the same period in 2006 as the prior year was more positively affected by net security gains. During the first nine months of 2006, the Corporation recorded a security gain when the issuer of a financial institution equity security held in the Corporation’s available-for-sale portfolio was acquired by another financial institution. As a result of the acquisition, the Corporation received 1.994 shares of the acquiring entity’s stock in exchange for each share of the equity security that it held. Following current accounting guidance in FAS No. 153, Exchanges of Nonmonetary Assets, the Corporation recorded a $341,000 realized gain as a result of the difference between its basis in the equity security it held and the fair market value of the shares it received at the date of the exchange. Net security gains in the current year only amounted to $87,000.

Excluding security gains, total other income increased by $221,000 (or 3.7%).

NON-INTEREST EXPENSE

Non-interest expense increased by 13.7% to $18.7 million in the first nine months of 2007 compared to $16.5 million in the first nine months of 2006. The majority (approximately 76%) of the increase was a result of the Corporation’s increasing costs for salaries and benefits as well as occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee and occupancy related costs to support its growth. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth. As mentioned in the General Overview section of this analysis, the Corporation is continuing the process of expanding its banking franchise into the Erie, Pennsylvania market and has opened three new offices of its consumer finance subsidiary, Holiday Financial Services Corporation, in the first nine months of 2007. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $2.4 million in the first nine months of 2007 as compared to $2.5 million in the first nine months of 2006 resulting in an effective tax rate of 26.6% and 25.7%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with U.S. generally accepted accounting principles and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan and Lease Losses), of the 2006 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2006.

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

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at September 30, 2007.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at September 30, 2007 was 0.23% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Static 1-Yr. Cumulative Gap	0.23%	(2.59)%
Earnings Simulation
-200 bps vs. Stable Rate	5.26%	5.16%
+200 bps vs. Stable Rate	(2.34)%	(2.77)%

The interest rate sensitivity position at September 30, 2007 was almost neutral in the short-term versus slightly liability sensitive at December 31, 2006. Management believes the Corporation’s balance sheet is well positioned in the current interest rate environment and periodically measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given and interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS—None

ITEM 1A.	RISK FACTORS—There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year-ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/07 to 7/31/07	1,793	$13.95	600	241,826
8/1/07 to 8/31/07	3,384	$13.05	3,384	238,442
9/1/07 to 9/30/07	—	—	—	238,442
Total	5,177	$13.36	3,984

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE—None

ITEM 5.	OTHER INFORMATION—None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2007	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: November 9, 2007	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)