Form 10-K
period 2007-12-31
CNB FINANCIAL CORP/PA
filed 2008-03-14
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2007: $108,681,135

The number of shares outstanding of the registrant’s common stock as of March 7, 2008: 8,568,130 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to shareholders for the year ended December 31, 2007 are incorporated by reference into Part I and Part II.

Portions of the proxy statement for the annual shareholders’ meeting on April 15, 2008 are incorporated by reference into Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

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

The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto. The Corporation is currently engaged in four non-banking activities through its wholly owned subsidiaries CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation. CNB Securities Corporation was formed in 2005 to hold and manage investments that were previously owned by the Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments. County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona. The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank. CNB Insurance Agency was established in February of 2003. The company provides fixed annuity products to banking customers. The Corporation’s newest subsidiary, Holiday Financial Services Corporation, was formed in 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Finally, in addition to these operating subsidiaries, the Corporation has two wholly owned affiliates, CNB Capital Trust II and CNB Capital Trust III, which are accounted for using the equity method based on the nature and purpose of the entities.

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

ERIEBANK, a division of CNB Bank, began operations in 2005 when the Bank established a loan production office in Erie, Pennsylvania and started offering commercial loan service to businesses located within Erie and Erie County. During the third quarter of 2006, management opened a full service branch in the Erie market at a temporary location and in September 2007 opened its first new full service financial services store in Erie’s west side. An additional full service financial services store was opened in Erie in December 2007. In 2008, the Bank plans to continue expansion into the Erie market with the addition of two full-service stores. The primary market area for the ERIEBANK division will be the north western Pennsylvania county of Erie including the city of Erie.

The approximate population of the general trade area is 450,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

In addition to the Main Office, the Bank has 21 full-service branch offices and 1 loan production office located in various communities in its market area.

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

HOLIDAY FINANCIAL SERVICES CORPORATION

In the fourth quarter of 2005, the Corporation formed Holiday Financial Services Corporation, a wholly owned subsidiary, and entered the consumer discount loan and finance business with one office located in Sidman, Pennsylvania. During 2006, three offices were opened in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. In 2007, three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania were opened, bringing our total to seven. Holiday Financial Services Corporation is currently not material to the Corporation based on revenue, net income or total asset measurements; however, the Corporation plans to continue growing this entity with one new office slated for 2008. Management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the Corporation in future years.

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

EXECUTIVE OFFICERS

The table below lists the executive officers of the Corporation and CNB Bank and sets forth certain information with respect to such persons.

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
WILLIAM F. FALGER	60	PRESIDENT AND CHIEF EXECUTIVE OFFICER, CNB FINANCIAL CORPORATION, SINCE JANUARY 1, 2001;

		PRESIDENT AND CHIEF EXECUTIVE OFFICER, CNB BANK, SINCE JANUARY 1, 1993.

JOSEPH B. BOWER, JR.	44	SECRETARY SINCE DECEMBER 31, 2003, CNB FINANCIAL CORPORATION; EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER, CNB BANK, SINCE DECEMBER 31, 2003; AND PREVIOUSLY CHIEF FINANCIAL OFFICER, CNB BANK, SINCE NOVEMBER 10, 1997.

MARK D. BREAKEY	49	EXECUTIVE VICE PRESIDENT AND CREDIT RISK MANAGER, CNB BANK, SINCE MAY, 1995.

CHARLES R. GUARINO	45	TREASURER, PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER, CNB FINANCIAL CORPORATION, SINCE APRIL 18, 2006, CHIEF FINANCIAL OFFICER, CNB BANK, SINCE APRIL 13, 2004 AND PREVIOUSLY A CERTIFIED PUBLIC ACCOUNTANT IN PUBLIC PRACTICE.

RICHARD L. SLOPPY	57	EXECUTIVE VICE PRESIDENT AND SENIOR LOAN OFFICER, CNB BANK, SINCE JANUARY 1, 2004; AND PREVIOUSLY VICE PRESIDENT COMMERCIAL BANKING, CNB BANK, SINCE OCTOBER 5, 1998.

Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

The Corporation has no employees who are not employees of CNB Bank except for 18 individuals who are employees of Holiday Financial Services Corporation. As of December 31, 2007, the Corporation had a total of 291 employees of which 241 were full time and 50 were part time.

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

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2007			December 31, 2006			December 31, 2005
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$7,207	6.17%	$445	$6,951	6.29%	$437	$7,422	4.26%	$316
Federal funds sold and securities purchased under agreements to resell	5,926	6.43%	381	3,518	8.33%	293	9,576	4.11%	394
Securities:
Taxable (1)	126,254	5.27%	6,669	114,092	5.12%	5,876	120,938	3.99%	4,817
Tax-Exempt (1, 2)	31,589	6.76%	2,091	36,904	6.49%	2,331	40,784	6.67%	2,593
Equity Securities (1, 2)	10,470	5.63%	550	14,269	3.65%	495	13,013	3.21%	403

Total Securities	181,446	6.06%	10,136	175,734	5.75%	9,432	191,733	4.95%	8,523

Loans
Commercial (2)	225,549	7.65%	17,264	205,659	7.90%	16,255	187,985	6.94%	13,043
Mortgage (2)	315,574	7.31%	23,053	298,176	7.25%	21,632	278,256	6.85%	19,055
Consumer	29,722	15.53%	4,616	28,826	10.61%	3,059	29,051	8.94%	2,596

Total Loans (3)	570,845	7.87%	44,933	532,661	7.69%	40,946	495,292	7.00%	34,694
Total earning assets	752,291	7.32%	55,069	708,395	7.11%	50,378	687,025	6.29%	43,217

Non Interest Earning Assets
Cash & Due From Banks	16,389			16,982			16,323
Premises & Equipment	17,414			14,476			14,069
Other Assets	37,805			36,598			35,734
Allowance for Loan Losses	(6,321)			(5,940)			(5,596)

Total Non Interest Earning Assets	65,287			62,116			60,530

Total Assets	$817,578			$770,511			$747,555

Liabilities and Shareholders’ Equity

Interest-Bearing Deposits
Demand—interest-bearing	$151,854	1.81%	$2,756	$138,226	1.36%	$1,879	$142,298	0.76%	$1,084
Savings	52,500	0.81%	424	59,090	0.59%	347	70,436	0.60%	423
Time	354,527	4.20%	14,907	344,801	4.32%	14,880	317,444	3.50%	11,126

Total interest-bearing deposits	558,881	3.24%	18,087	542,117	3.16%	17,106	530,178	2.38%	12,633
Short-term borrowings	4,864	4.09%	199	2,286	5.07%	116	3,509	1.68%	59
Long-term borrowings	71,332	4.64%	3,311	58,961	4.69%	2,765	53,102	4.85%	2,578
Subordinated Debentures	17,936	7.39%	1,325	10,000	8.66%	866	10,000	6.85%	685

Total interest-bearing liabilities	653,013	3.51%	22,922	613,364	3.40%	20,853	596,789	2.67%	15,955
Demand - non-interest-bearing	86,382			79,588			74,454
Other liabilities	6,949			6,316			6,577

Total Liabilities	746,344			699,268			677,820
Shareholders’ Equity	71,234			71,243			69,735

Total Liabilities and Shareholders’ Equity	$817,578			$770,511			$747,555

Interest Income/Earning Assets		7.32%	$55,069		7.11%	$50,378		6.29%	$43,217
Interest Expense/Interest Bearing Liabilities		3.51%	22,922		3.40%	20,853		2.67%	15,955

Net Interest Spread		3.81%	$32,147		3.71%	$29,525		3.62%	$27,262

Interest Income/Interest Earning Assets		7.32%	$55,069		7.11%	$50,378		6.29%	$43,217
Interest Expense/Interest Earning Assets		3.05%	22,922		2.94%	20,853		2.32%	15,955

Net Interest Margin		4.27%	$32,147		4.17%	$29,525		3.97%	$27,262

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2007 over (under) 2006 Due to Change In			For Twelve Months Ended December 31, 2006 over (under) 2005 Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
Assets
Interest-Bearing Deposits with Banks	$16	$(8)	$8	$(20)	$141	$121
Federal Funds Sold and securities purchased under agreements to resell	201	(113)	88	(249)	148	(101)
Securities:
Taxable	604	189	793	(273)	1,289	1,016
Tax-Exempt	(325)	85	(240)	(259)	(66)	(325)
Equity Securities	(152)	207	55	40	63	103

Total Securities	344	360	704	(761)	1,575	814
Loans
Commercial	1,572	(563)	1,009	1,226	1,986	3,212
Mortgage	1,262	159	1,421	1,364	1,213	2,577
Consumer	95	1,462	1,557	5	458	463
Total Loans	2,929	1,058	3,987	2,595	3,657	6,252

Total Earning Assets	$3,273	$1,418	$4,691	$1,834	$5,232	$7,066

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - Interest-Bearing	$185	$692	$877	$(31)	$826	$795
Savings	(39)	116	77	(68)	(8)	(76)
Time	420	(393)	27	959	2,795	3,754

Total Interest-Bearing Deposits	566	415	981	860	3,613	4,473
Short-Term Borrowings	131	(48)	83	(21)	78	57
Long-Term Borrowings	580	(34)	546	284	(97)	187
Subordinated debentures	687	(228)	459	0	181	181

Total Interest-Bearing Liabilities	$1,123	$3,775	$2,069	$1,123	$3,775	$4,898

Change in Net Interest Income	$2,150	$(2,357)	$2,622	$711	$1,457	$2,168

1.	The change in interest due to both volume and rate had been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	Included in interest income is $1,563, $1,692 and $1,552 of fees for the years ending 2007, 2006 and 2005, respectively.

Securities

    (Dollars In Thousands)

	December 31, 2007				December 31, 2006				December 31, 2005
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale:
U.S. Treasury	$10,955	$125	$—	$11,080	$10,965	$10	$35	$10,940	$11,961	$—	$111	$11,850
U.S. Government Sponsored Entities	26,261	112	28	26,345	24,272	3	248	$24,027	31,378	6	415	30,969
State and Political Subdivisions	27,300	664	46	27,918	35,046	1,016	20	$36,042	39,352	1,340	20	40,672
Mortgage-backed	55,924	266	326	55,864	44,030	41	444	$43,627	39,907	71	551	39,427
Corporate notes and bonds	33,889	215	1,208	32,896	31,124	634	38	$31,720	29,820	815	187	30,448
Marketable Equities	9,331	69	860	8,540	9,291	1,126	77	$10,340	7,688	986	143	8,531

	$163,660	$1,451	$2,468	$162,643	$154,728	$2,830	$862	$156,696	$160,106	$3,218	$1,427	$161,897

Maturity Distribution of Investment Securities

    (Dollars In Thousands)

December 31, 2007	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligation and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale:
U.S. Treasury	$7,044	4.79%	$4,036	4.58%	—		—		—
U.S. Government Sponsored Entities	5,203	5.73%	19,153	4.28%	$1,989	4.00%	—		—
State and Political Subdivisions	—	—	1,851	6.07%	10,922	6.80%	$15,145	6.80%	—
Corporate notes and bonds	—	—	4,695	6.77%	10,475	5.89%	17,726	6.60%	$55,864	5.07%

TOTAL	$12,247	5.19%	$29,735	4.83%	$23,386	6.15%	$32,871	6.69%	$55,864	5.07%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governamental sponsored entities.

LOAN PORTFOLIO

    (Dollars in thousands)

A. TYPE OF LOAN

	2007	2006	2005	2004	2003
Commercial, Financial and Agricultural	$218,839	$214,804	$194,044	$187,261	$168,794
Residential Mortgage	176,470	160,159	153,130	149,621	141,720
Commercial Mortgage	160,585	143,453	135,417	115,566	110,951
Consumer	47,647	29,530	28,451	29,600	37,195

GROSS LOANS	603,541	547,946	511,042	482,048	458,660
Less: Unearned Income	3,853	926	429	111	411

TOTAL LOANS NET OF UNEARNED	$599,688	$547,020	$510,613	$481,937	$458,249

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2007
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, Financial and Agricultural
Loans With Predetermined Rate	$31,592	$52,513	$16,213	$100,318
Loans With Floating Rate	67,022	29,936	21,563	118,521

	$98,614	$82,449	$37,776	$218,839

C. RISK ELEMENTS

	2007	2006	2005	2004	2003
Loans on non-accrual basis	$1,979	$1,619	$1,561	$1,683	$1,873
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	395	128	462	177	1,076
Troubled Debt Restructurings	—	—	—	—	—

	$2,374	$1,747	$2,023	$1,860	$2,949

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2007 was $10. Interest income which would have been recorded on these loans had they been on accrual status was $392.
2.	Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.
3.	At December 31, 2007 there was $27,625 in loans which are considered problem loans which were not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses Years Ended December 31,	2007	2006	2005	2004	2003
Balance at beginning of Period	$6,086	$5,603	$5,585	$5,764	$5,036
Charge-Offs:
Commercial, Financial and Agricultural	—	—	16	51	19
Commercial Mortgages	67	144	135	226	174
Residential Mortgages	180	203	152	147	109
Consumer	417	472	372	439	622
Overdraft Deposit Accounts	346	272	300	236	—

	1,010	1,091	975	1,099	924
Recoveries:
Commercial, Financial and Agricultural	—	3	1	1	—
Commercial Mortgages	—	3	18	13	—
Residential Mortgages	12	4	—	20	3
Consumer	91	100	100	65	114
Overdraft Deposit Accounts	82	93	91	21	—

	185	203	210	120	117
Net Charge-Offs:	(825)	(888)	(765)	(979)	(807)
Provision for Loan Losses	1,512	1,371	783	800	1,535

Balance at End-of-Period	$6,773	$6,086	$5,603	$5,585	$5,764

Percentage of net charge-offs during the period to average loans outstanding	0.14	0.17	0.15	0.21	0.18

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2007 % of Loans in each Category		2006 % of Loans in each Category		2005 % of Loans in each Category		2004 % of Loans in each Category		2003 % of Loans in each Category
Domestic:
Real Estate Mortgages	$2,927	55.61%	$2,712	55.98%	$2,434	56.21%	$2,400	55.01%	$2,042	55.09%
Consumer	1,287	7.94%	617	5.24%	502	5.54%	466	6.15%	576	8.11%
Commercial, Financial and Agricultural	2,253	36.26%	2,553	38.61%	2,365	37.80%	2,396	38.23%	2,472	36.80%
Overdraft Deposit Accounts	306	0.19%	199	0.17%	261	0.45%	308	0.61%	—
Unallocated	—	0.00%	5	0.00%	41	0.00%	15	0.00%	674	0.00%

TOTALS	$6,773	100.00%	$6,086	100.00%	$5,603	100.00%	$5,585	100.00%	$5,764	100.00%

1.	In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.
2.	With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

Analysis of the Allowance for Loan Losses

The unallocated component of the allowance for loan losses has been eliminated over the last year as management has refined its methodology for monitoring and measuring credit risk. In 2007 additional individual loans were subject to specific review, resulting in an increase in specific allowance allocations. In addition, consideration of current economic risk factors were applied to individual pools of homogeneous pools of loans. In prior years, economic risk factors were applied to the portfolio of loans as a whole and were reflected as unallocated.

DEPOSITS

(Dollars In Thousands)

December 31,	2007		2006		2005
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand - Non Interest Bearing	$86,382		$79,588		$74,454
Demand - Interest Bearing	151,854	1.81%	138,226	1.36%	142,298	0.76%
Savings Deposits	52,500	0.81%	59,090	0.59%	70,436	0.60%
Time Deposits	354,527	4.20%	344,801	4.32%	317,444	3.50%

TOTAL	$645,263		$621,705		$604,632

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2007 (Dollars In Thousands)

Maturing in:

Three months or less	$16,774
Greater than three months and through six months	14,504
Greater than six months and through twelve months	22,480
Greater than twelve months	56,040

$109,798

Key ratios for the Corporation for the years ended December 31, 2007 and 2006 appear in the Annual Shareholders’ Report for the year ended December 31, 2007 under the caption “Selected Financial Data” on pages 33 and 34 and are incorporated herein by reference. Short-term borrowings for the Corporation on average were less than 30% of the Corporation’s stockholders’ equity at December 31, 2007.

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

If CNB Financial Corporation does not adjust to future changes in the financial services industry, its financial performance may suffer. As such, the Corporation’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

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

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 21 full-service offices and 1 loan production office. Of these 22 offices, 17 are owned and 5 are leased from independent owners. Holiday Financial Services Corporation has seven full-service offices of which six are leased from independent owners and one is leased from the Bank. There are no incumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses. The lease terms range from five to ten years.

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

Information relating to the Corporation’s common stock is on page 32 of the Annual Report to Shareholders for the year ended December 31, 2007 and is incorporated herein by reference. There were 2,729 registered shareholders of record as of March 7, 2008. The following table contains information about our purchases of our common stock during the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 to 10/31/07	33,068	$13.92	31,827	206,615
11/1/07 to 11/30/07	2,877	13.28	1,980	204,635
12/1/07 to 12/31/07	—	—	—	204,635
Total	35,945	$13.87	33,807

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is presented on pages 34 and 35 of the Annual Report to Shareholders for 2007 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is presented on pages 35-44 of the Annual Report to Shareholders for 2007 and is incorporated herein by reference.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is presented on page 43 of the Annual Report to Shareholders for 2007 and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and reports, which appear in the Annual Report to Shareholders for 2007, are incorporated herein by reference:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities and Exchange Act of 1934, including this Annual Report on Form 10-K for the year ended December 31, 2007, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 29 of our Annual Report to Shareholders for 2007, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

During the fourth quarter of 2007 there was no change in the Corporation’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal controls or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors appears on pages 3 and 4 of the Proxy Statement for our 2008 Annual Meeting and is incorporated herein by reference. Information relating to executive officers is included in Item I.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item appears on pages 7-13 of the Proxy Statement for our 2008 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item appears on pages 12 and 24 of our Annual Report to Shareholders for the year ended December 31, 2007 and pages 2-4 of the Proxy Statement for our 2008 Annual Meeting. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears on page 14 of the Proxy Statement for our 2008 Annual Meeting and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears on page 15 of the Proxy Statement for our 2008 annual meeting and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as a part of this report:

1. The following financial statements and reports of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

2. All financial statement schedules are omitted since they are not applicable.

3. The following exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, filed as Appendix B to the 2005 Proxy Statement and incorporated herein by reference.

3.2	By-Laws, filed as Appendix C in the 2005 Proxy Statement and incorporated herein by reference.

10.1	Employment Contract with William F. Falger, filed as Exhibit 10(iii)-1to Form 10-K for 2005 and incorporated herein by reference.*

10.2	Employment contract with Joseph B. Bower, Jr., filed as Exhibit 10 (iii)-2 to Form 10-K for 2005 and incorporated herein by reference.*

10.3	1999 Stock Incentive Plan filed as Appendix A to the 1999 Proxy Statement and incorporated herein by reference.

13.1	Portions of Annual Report to Shareholders for 2007, filed herewith.

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Form 10-K for 2006 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Section 1350 Certifications (CEO and Chief Financial Officer), filed herewith.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date: March 17, 2008	By:	/s/ William F. Falger
WILLIAM F. FALGER
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008.

/s/ William F. Falger	/s/ Robert W. Montler
WILLIAM F. FALGER	ROBERT W. MONTLER, Director
President
(Principal Executive Officer)
Director

/s/ Charles R. Guarino	/s/ Deborah Dick Pontzer
CHARLES R. GUARINO	DEBORAH DICK PONTZER, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Joseph B. Bower, Jr.	/s/ Jeffrey S. Powell
JOSEPH B. BOWER, JR., Director	JEFFREY S. POWELL, Director

/s/ Robert E. Brown	/s/ Charles H. Reams
ROBERT E. BROWN, Director	CHARLES H. REAMS, Director

/s/ James J. Leitzinger	/s/ James B. Ryan
JAMES J. LEITZINGER, Director	JAMES B. RYAN, Director

/s/ Michael F. Lezzer	/s/ Peter F. Smith
MICHAEL F. LEZZER, Director	PETER F. SMITH, Director

/s/ Dennis L. Merrey
DENNIS L. MERREY, Chairman