Form 10-Q
period 2008-03-31
CNB FINANCIAL CORP/PA
filed 2008-05-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock as of May 5, 2008

COMMON STOCK: $0 PAR VALUE, 8,573,328 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential
Page Number
ITEM 1 – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – March 31, 2008 and December 31, 2007

PAGE 4.	Consolidated Statements of Income – Three months ending March 31, 2008 and 2007

PAGE 5.	Consolidated Statements of Comprehensive Income – Three months ending March 31, 2008 and 2007

PAGE 6.	Consolidated Statements of Cash Flows – Three months ending March 31, 2008 and 2007

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 12.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 19.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 20.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 20.	ITEM 1 Legal Proceedings

PAGE 20.	ITEM 1A Risk Factors

PAGE 20.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 21.	ITEM 3 Defaults Upon Senior Securities

PAGE 21.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 21.	ITEM 5 Other Information

PAGE 21.	ITEM 6 Exhibits

PAGE 22.	Signatures

CONSOLIDATED BALANCE SHEETS

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	(unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$24,916	$23,540
Interest bearing deposits with other banks	2,193	475
Federal funds sold	4,115	773

TOTAL CASH AND CASH EQUIVALENTS	31,224	24,788
Interest bearing time deposits with other banks	4,493	5,297
Securities available for sale	171,692	162,643
Trading securities	5,486	—
Loans held for sale	2,747	1,745
Loans	620,781	603,541
Less: unearned discount	5,802	3,853
Less: allowance for loan losses	6,969	6,773

NET LOANS	608,010	592,915
FHLB, FRB and other equity interests	5,682	5,834
Premises and equipment, net	21,396	19,780
Bank owned life insurance	15,273	15,099
Accrued interest and other assets	9,486	16,644
Mortgage servicing rights	465	457
Goodwill	10,821	10,821
Other intangible assets, net	260	285

TOTAL ASSETS	$887,035	$856,308

LIABILITIES
Deposits:
Non-interest bearing deposits	$99,593	$90,994
Interest bearing deposits	590,891	568,163

TOTAL DEPOSITS	690,484	659,157
Treasury, tax and loan borrowings	1,199	2,000
FHLB and other borrowings	98,000	98,000
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	7,879	7,248

TOTAL LIABILITIES	818,182	787,025
SHAREHOLDERS’ EQUITY
Common stock $0 par value
Authorized 50,000,000 shares Issued 9,233,750 shares	—	—
Additional paid in capital	12,897	13,058
Retained earnings	66,813	66,696
Treasury stock, at cost (648,969 shares at March 31,
2008 and 679,948 shares at December 31, 2007)	(9,499)	(9,947)
Accumulated other comprehensive loss	(1,358)	(524)

TOTAL SHAREHOLDERS’ EQUITY	68,853	69,283

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$887,035	$856,308

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
INTEREST AND DIVIDEND INCOME	2008	2007
Loans including fees	$11,609	$10,334
Deposits with banks	81	102
Federal funds sold	151	115
Securities:
Taxable	1,774	1,483
Tax-exempt	305	404
Dividends	110	102

TOTAL INTEREST AND DIVIDEND INCOME	14,030	12,540

INTEREST EXPENSE
Deposits	3,542	4,669
Borrowed funds	1,132	673
Subordinated debentures	314	220

TOTAL INTEREST EXPENSE	4,988	5,562

Net interest income	9,042	6,978
Provision for loan losses	509	126

NET INTEREST INCOME AFTER PROVISION	8,533	6,852

OTHER INCOME
Trust & asset management fees	340	261
Service charges on deposit accounts	1,002	935
Other service charges and fees	296	182
Net security (losses) gains	117	13
Net security losses from sales of securities for which fair value was elected	(175)	—
Net unrealized losses on securities for which fair value was elected	(646)	—
Mortgage banking income	93	77
Bank owned life insurance earnings	174	131
Wealth management	212	152
Other	133	236

TOTAL OTHER INCOME	1,546	1,987

OTHER EXPENSES
Salaries & benefits	3,889	3,178
Net occupancy expense of premises	975	836
Amortization of intangibles	25	25
Other	2,464	2,220

TOTAL OTHER EXPENSES	7,353	6,259

Income before income taxes	2,726	2,580
Applicable income taxes	724	659

NET INCOME	$2,002	$1,921

EARNINGS PER SHARE
Basic	$0.23	$0.22
Diluted	$0.23	$0.22
DIVIDENDS PER SHARE
Cash dividends per share	$0.16	$0.15

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

CNB FINANCIAL CORPORATION

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net Income	$2,002	$1,921
Other comprehensive income, net of tax
Unrealized gains/(losses)on securities:
Unrealized gains/(losses) arising during the period, net of tax of $685 and $(104), respectively	(1,273)	192
Reclassification adjustment for realized gains/(losses) included in net income, net of tax of $41 and $5, respectively	(76)	(8)

Other comprehensive (loss) income	(1,349)	184

Comprehensive income	$653	$2,105

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASHFLOWS (unaudited)

CNB FINANCIAL CORPORATION

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net Income	$2,002	$1,921
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	509	126
Depreciation and amortization	472	416
Amortization, accretion and deferred loan fees	(108)	(112)
Security losses (gains)	58	(13)
Net unrealized losses on securities for which fair value was elected	646	—
Gain on sale of loans	(65)	(21)
Net gains on dispositions of acquired property	—	(47)
Proceeds from sale of loans	2,029	2,279
Origination of loans held for sale	(3,018)	(2,840)
Increase in bank owned life insurance	(174)	(131)
Stock-based compensation expense	31	19
Changes in:
Interest receivable and other assets	354	(74)
Interest payable and other liabilities	472	1,416

Net cash provided by operating activities	3,208	2,939
Cash flows from investing activities:
Net decrease (increase) in interest bearing time deposits with other banks	804	(1,000)
Proceeds from maturities, prepayments and calls of:
Securities available for sale	7,446	9,506
Proceeds from sales of securities available for sale	12,424	127
Purchase of securities available for sale	(29,485)	(9,722)
Loan origination and payments, net	(15,507)	5,029
Redemption of FHLB, FRB & other equity interests	152	1,090
Net, purchase of premises and equipment	(2,019)	(460)
Proceeds from the sale of premises and equipment and foreclosed assets	—	155

Net cash (used in) provided by investing activities	(26,185)	4,725
Cash flows from financing activities:
Net change in:
Checking, money market and savings accounts	27,950	5,895
Certificates of deposit	3,377	3,990
Treasury stock purchased	(91)	(363)
Proceeds from sale of treasury stock	347	323
Proceeds from the exercise of stock options	—	6
Excess tax benefit from exercise of stock options	—	1
Cash dividends paid	(1,369)	(1,331)
Repayment of long-term borrowings	—	(2,635)
Repayment of short-term borrowings	(801)	—

Net cash provided by financing activities	29,413	5,886

Net increase in cash and cash equivalents	6,436	13,550
Cash and cash equivalents at beginning of year	24,788	21,254

Cash and cash equivalents at end of period	$31,224	$34,804

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,208	$5,607
Income Taxes	$366	$710

Supplemental non cash disclosures:
Transfers to other real estate owned	$31	$64
Grant of restricted stock awards from treasury stock	$173	$172
Sales of securities, proceeds net settled	$60	—
Adoption of FASB Statement No. 159, transfer of securities available for sale to trading securities	$7,018	—

See Notes to Consolidated Financial Statements

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

In the opinion of Management of the registrant, the accompanying consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2007.

FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Corporation on January 1, 2008. As of January 1, 2008, the Corporation elected the fair value option for certain investment securities. The effect of the adoption is described in the Fair Value note.

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

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders equity until earned. Compensation expense resulting from these restricted stock awards was approximately $31,000 for the quarter ended March 31, 2008 and $19,000 for the quarter ended March 31, 2007. As of March 31, 2008, there was $379,800 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards follows:

	March 31, 2008		March 31, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non vested at beginning of period	22,688	$14.12	14,654	$13.81
Granted	12,433	13.91	11,929	14.39
Vested	(6,355)	14.10	(3,143)	13.80
Forfeited	—	—	—	—

Nonvested at end of period	28,766	$14.03	23,440	$14.11

FAIR VALUE

Fair Value Option

Management elected to adopt Statement No. 159 for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Associates and the Federal Home Loan Mortgage Corporation as well as its investment in all other equity securities that are traded on a national stock exchange. Management elected the fair value option for these securities to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

These securities had previously been classified as available for sale and carried at fair value with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. The carrying value of the securities for which the fair value option was elected at January 1, 2008 was $7,017,976 and included a net unrealized loss of $793,231. As a result of adopting Statement No. 159, the after tax effect of the net unrealized loss was removed from accumulated other comprehensive income which increased this balance by $515,600. The offset was recorded as a reduction to retained earnings as a cumulative effect adjustment.

Fair value changes included in earnings during the quarter ended March 31, 2008 were ($646,000) for unrealized losses and ($175,000) for realized losses on sales and are reported as a separate line items in the accompanying consolidated statement of income. Dividend income of $110,000 is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income.

Fair Value Measurement

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation used the following methods and significant assumptions in estimating the fair value of financial instruments:

Securities: The fair values of securities available for sale and trading securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Certain available for sale securities are also valued using unobservable inputs based on the Corporation’s own assumptions about the assumptions that market participants would use in pricing the security (Level 3 inputs). The Corporation uses proprietary security pricing software maintained by its investment custodian in performing these valuations.

Impaired loans: The fair value of impaired loans is determined using the fair value of collateral for collateral dependent loans and the estimated present value of future cash flows for non-collateral dependent loans. The Corporation uses appraisals prepared by valuation specialists and other available data such as comparable sales and industry data to estimate the fair value of collateral and present value of future cash flows (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale	$171,692	$53,081	$112,213	$6,398
Trading securities	5,486	5,486	—	—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008 (in thousands):

Beginning balance, January 1, 2008	$1,526
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(17)
Purchases, issuances, and settlements	4,889
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2008	$6,398

There were no changes in unrealized gains or losses reported in earnings for the quarter ended March 31, 2008 for Level 3 assets that are still held at March 31, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$2,450		$2,450

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $3,132, with a valuation allowance of $682. The additional provision for loan losses recorded during the period was not significant.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restricted stock awards are considered outstanding as they become earned. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three month periods ended March 31, 2008 and 2007, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended March 31,
	2008	2007
Basic earnings per share computation:
Net Income	$2,002	$1,921

Gross weighted average shares outstanding	8,565	8,866
Less: Average unearned restricted stock	22	17

Net weighted average shares outstanding	8,543	8,849

Basic earnings per share:	$0.23	$0.22

Diluted earnings per share computation:
Net Income	$2,002	$1,921

Weighted average shares outstanding for basic earnings per share	8,543	8,849
Add: Dilutive effects of assumed exercises of stock options	22	27

Weighted average shares and potentially dilutive shares	8,565	8,876

Diluted earnings per share	$0.23	$0.22

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Corporation’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Corporation’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF did not have a material effect on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary CNB Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. During 2005 the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not intended to be indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation was formed in 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

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

GENERAL OVERVIEW

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. Management operated from temporary store locations during 2005 and 2006 and in the third quarter of 2007 opened its first new full service financial services store in Erie’s west side. Another store was opened in the fourth quarter of 2007. We are currently constructing a third which is expected to be completed in the second quarter of 2008 with plans to start construction on a fourth store to be opened near the end of 2008. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan and deposit growth during 2008.

In the fourth quarter of 2005, the Corporation formed a new subsidiary and entered the consumer discount loan and finance business as Holiday Financial Services Corporation. In 2006, we opened three new offices in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania were opened in 2007 bringing our total to seven. In 2008 we are planning to open another office which will service our ERIEBANK market area. Although the consumer discount loan business is relatively new to the Corporation, management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the corporation.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures will provide growth in earning assets as well as enhanced non-interest income which we believe will more than offset these costs in 2008 and beyond. As such, the Corporation made the necessary investments in infrastructure and personnel over the past two years knowing that earnings were reduced in the near term due to costs increasing faster than related revenues.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. Our net interest margin remained strong in the first quarter of 2008. Recent actions of the Federal Reserve have resulted in decreases in short term interest rates and the shift to a more normalized yield curve which has benefited the Corporation primarily by reducing its cost of funds. Management will closely monitor our net interest margin in 2008, as well as continue to apply a disciplined approach to managing our balance sheet, as the majority of the earnings of the Corporation continue to be derived from interest income. Due to our continued growth, non-interest income should be enhanced in several areas including service charges and fees as well as improved wealth management income. While our business plan continues to focus on commercial lending, we now offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to enhance earnings through the remainder of 2008.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $29.0 million at March 31, 2008 compared to $24.3 million at December 31, 2007. The increase was primarily the result of deposit growth which exceeded loan growth by $16.2 million during the quarter.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased $14.5 million or 8.9% since December 31, 2007. The increase is primarily the result of purchases of structured collateralized mortgage obligations.

Effective January 1, 2008, the Corporation adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as well as its investment in all other equity securities that are traded on a national stock exchange. The effect of adopting Statement No. 159 was to reduce retained earnings by $515 thousand at January 1, 2008. In addition, unrealized losses of $646 thousand and realized losses of $175 thousand on securities for which the fair value option was elected were reported in earnings during the quarter ended March 31, 2008.

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

LOANS

The Corporation experienced an increase in loan demand during the first quarter of 2008. The Corporation’s lending is primarily focused on the west central Pennsylvania market and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. Management continues to focus growth initiatives on commercial lending which it views as a competitive advantage. At March 31, 2008, the Corporation had $615.0 million in loans outstanding, net of unearned discount, an increase of $15.3 million (or 2.5%) since December 31, 2007. The Corporation expects increasing demand throughout the remainder of 2008 with the growth of our ERIEBANK division as well as the continued loan demand in our traditional CNB Bank market areas.

Total loans, net of unearned discount, at March 31, 2008 and December 31, 2007 are summarized as follows:

($ in thousands)

	3/31/2008	12/31/2007
Commercial, Financial and Agricultural	$231,571	$218,839
Residential Mortgage	181,082	176,470
Commercial Mortgage	156,023	160,585
Consumer and Other	46,303	43,794

	$614,979	$599,688

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account:

($’s in thousands)

	Three Months Ending March 31, 2008	Year Ending December 31, 2007	Three Months Ending March 31, 2007
Balance at beginning of Period	$6,773	$6,086	$6,086
Charge-offs:
Commercial and financial	—	—	—
Commercial mortgages	69	67	—
Residential mortgages	114	180	96
Consumer	121	417	107
Overdrafts	66	346	60

	370	1,010	263
Recoveries:
Commercial and financial	—	—	1
Commercial mortgages	1	—	—
Residential mortgages	1	12	—
Consumer	22	91	16
Overdrafts	33	82	31

	57	185	48

Net charge-off’s:	(313)	(825)	(215)

Provision for loan losses	509	1,512	126

Balance at end-of-period	$6,969	$6,773	$5,997

Loans, net of unearned	$614,979	$599,688	$541,817
Allowance to net loans	1.13%	1.13%	1.11%
Net charge-offs to average loans	0.21%	0.14%	0.16%
Non performing assets	$3,157	$2,890	$1,702
Non performing % of total assets	0.36%	0.34%	0.22%

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

Reviewed

•	Commercial and financial

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

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

During the quarter ended March 31, 2008 the Corporation increased its provision for loan losses and allowance as compared to the same period in 2007 due to increases in net charge-offs. Additionally, the increase was due to increases in loan balances and nonperforming loans from December 31, 2007 to March 31, 2008 while the comparable prior period had decreases in loan balances and nonperforming loans. Management believes that both its current period provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2008.

PREMISES AND EQUIPMENT

Premises and equipment increased $1.6 million (or 8.2%) since December 31, 2007. This increase is the result of growth initiatives with the Corporation’s ERIEBANK division. As mentioned in the General Overview section, the Corporation is currently constructing its third ERIEBANK store, with plans to start construction on a fourth store in the third quarter. As such, future increases to premises and equipment are forthcoming.

ACCRUED INTEREST AND OTHER ASSETS

Accrued interest and other assets totaled $9.5 million at March 31, 2008, compared to $16.6 million at December 31, 2007. This decrease is almost entirely attributable to recording a receivable for proceeds from principal and interest of $7.9 million at December 31, 2007 from one of the Corporation’s investment custodians. The Corporation sold five investment securities in late December 2007 and the settlement did not occur until early January 2008.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $31.3 million from $659.2 million at December 31, 2007 to $690.5 million at March 31, 2008. The growth in deposits was primarily the result of increases in non-interest bearing checking accounts, statement savings accounts and fixed rate certificates of deposit.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. There were no new borrowings during the quarter ended March 31, 2008, however, management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

During the second quarter, the Corporation plans to introduce a new high rate checking product to its CNB Bank and ERIEBANK markets which should result in continued deposit growth throughout the remainder of 2008.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $68.9 million at March 31, 2008 compared to $69.3 million at December 31, 2007, a decrease of $400 thousand, which was primarily attributable to the decline in fair value of the Corporation’s investment portfolio as compared to its cost basis. In the first three months of 2008, the Corporation earned $2.0 million and declared dividends of $1.4 million, a dividend payout ratio of 70.0% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.88% at March 31, 2008 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.84% is above the well-capitalized minimum of 6%. The leverage ratio at March 31, 2008 was 9.20%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2008:

Commitments to extend credit	$173,044
Standby letters of credit	10,849

$183,893

CONSOLIDATED YIELD COMPARISONS

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	March 31, 2008			March 31, 2007
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
Assets
Interest-bearing deposits with banks	$6,258	5.18%	$81	$7,433	5.49%	$102
Federal funds sold and securities purchased under agreements to resell	10,736	5.63%	151	8,552	5.38%	115
Securities:
Taxable (1)	142,449	4.96%	1,774	111,126	5.32%	1,483
Tax-Exempt (1,2)	27,616	6.63%	443	34,862	6.58%	552
Equity Securities (1,2)	7,414	7.05%	144	14,922	4.60%	157

Total Securities	194,473	5.83%	2,593	176,895	6.07%	2,409

Loans
Commercial (2)	233,186	6.89%	4,014	210,568	7.89%	4,155
Mortgage (2)	334,091	7.29%	6,089	300,855	7.27%	5,466
Consumer	41,671	15.39%	1,603	29,459	11.24%	828

Total Loans (3)	608,948	7.69%	11,706	540,882	7.73%	10,449
Total earning assets	803,421	7.12%	14,299	717,777	7.19%	12,858

Non Interest Bearing Assets
Cash & Due From Banks	19,223			15,732
Premises & Equipment	21,153			16,270
Other Assets	37,943			36,091
Allowance for Loan Losses	(6,890)			(6,005)

Total Non Interest Earning Assets	71,429			62,088

Total Assets	$874,850			$779,865

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$177,211	1.67%	$740	$142,346	1.66%	$590
Savings	62,509	1.27%	199	52,138	0.64%	84
Time	346,093	3.01%	2,603	357,465	4.47%	3,995

Total interest-bearing deposits	585,813	2.42%	3,542	551,949	3.38%	4,669
Short-term borrowings	1,278	2.50%	8	1,680	3.57%	15
Long-term borrowings	98,000	4.59%	1,124	56,190	4.68%	658
Subordinated debentures	20,620	6.09%	314	10,310	8.54%	220

Total interest-bearing liabilities	705,711	2.83%	4,988	620,129	3.59%	5,562
Demand - non-interest-bearing	90,587			79,313
Other liabilities	7,954			7,234

Total Liabilities	804,252			706,676
Shareholders’ Equity	70,598			73,189

Total Liabilities and Shareholders’ Equity	$874,850			$779,865

Interest Income/Earning Assets		7.12%	$14,299		7.19%	$12,858
Interest Expense/Interest Bearing Liabilities		2.83%	4,988		3.59%	5,562

Net Interest Spread		4.29%	$9,311		3.60%	$7,296

Interest Income/Interest Earning Assets		7.12%	$14,299		7.19%	$12,858
Interest Expense/Interest Earning Assets		2.48%	4,988		3.10%	5,562

Net Interest Margin		4.64%	$9,311		4.09%	$7,296

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans in not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2.0 million for the first quarter of 2008 compared to $1.9 million for the same period of 2007. The earnings per diluted share increased from $0.22 in the first three months of 2007 to $0.23 for the first three months of 2008. The return on assets and the return on equity for the three months of 2008 are 0.92% and 11.41% as compared to 0.99% and 10.50% for the first three months of 2007.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.0 million in the first quarter, an increase of $2.1 million (or 29.6%) over the first quarter of 2007. Total interest and dividend income increased by $1.5 million (or 11.9%) as compared to the first quarter of 2007 while total interest expense decreased $574 thousand (or 10.3%) as compared to the first quarter of 2007, primarily as a result of decreases in short-term interest rates by the Federal Reserve that began in the latter part of 2007 and continued during the first three months of 2008. The growth in net interest income is a result of an improved level of average earning assets and net interest margin. As noted on page 18 of this analysis, the Corporation’s average earning assets have increased by $85.6 million from $717.8 million for the three months ended March 31, 2007 to $803.4 million for the three months ended March 31, 2008 while our fully tax equivalent net interest margin increased from 4.09% to 4.64%.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $126,000 in the first quarter of 2007 compared to $509,000 in the first quarter of 2008. As noted in the allowance for loan loss table on page 15, the Corporation has experienced a consistent and relatively low level of charge-offs over the past several years. However, because of the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, charge-offs and the overall effects of the economy in our markets, an increase in the first quarter provision was deemed necessary. Management believes the first quarter provision is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2008.

OTHER INCOME

Other income decreased $441,000 (or 22.2%) in the first three months of 2008 as compared to the same period in 2007. However, a substantial portion of the decrease is a result of the Corporation’s adoption of FASB Statement No. 159 for its equity portfolio as of January 1, 2008, which resulted in a pretax charge of $646,000 for net unrealized losses on securities and $175,000 for realized losses on securities sold for which fair value was elected during the quarter ended March 31, 2008.

Excluding the effects of securities transactions, the Corporation is seeing positive trends in other non interest income line items such as trust and asset management fees, wealth management fees and service charges. These increases were offset by a decrease in our “other” non interest income line, which was primarily a function of a decrease in net revenues generated from our Visa Check Card and other credit card merchant services. Such net revenues were $146,000 in the first quarter of 2007 compared to $95,000 in the first quarter of 2008.

NON-INTEREST EXPENSE

Non-interest expense increased by 17.5% to $7.4 million in the first quarter of 2008 compared to $6.3 million in the first quarter of 2007. The majority (approximately 78%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth.

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

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $724 thousand in the first quarter of 2008 as compared to $659 thousand in the first quarter of 2007 resulting in an effective tax rate of 26.6% and 25.5%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate as compared to the prior year is attributable to a decline in tax exempt interest income.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 ( Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan Losses), of the 2007 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2007.

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

The corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at December 31, 2007 which is the most recent data available at the time of this filing.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at December 31, 2007 was 1.38% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2007:

Static 1-Yr. Cumulative Gap	1.38%
Earnings Simulation
-200 bps vs. Stable Rate	6.55%
+200 bps vs. Stable Rate	(2.65)%

The interest rate sensitivity position at December 31, 2007 was asset sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest affects on net income and equity given and interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year-ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/08 to 1/31/08	6,110	$13.39	700	203,935
2/1/08 to 2/29/08	677	13.57	—	203,935
3/1/08 to 3/31/08	—	—	—	203,935
Total	6,787	$13.41	700

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES -None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2008	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: May 9, 2008	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)