Form 10-Q
period 2008-06-30
CNB FINANCIAL CORP/PA
filed 2008-08-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the issuer’s common stock as of August 4, 2008

COMMON STOCK: $0 PAR VALUE, 8,562,517 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number
ITEM 1 – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – June 30, 2008 and December 31, 2007

PAGE 4.	Consolidated Statements of Income – Three months ending June 30, 2008 and 2007

PAGE 5.	Consolidated Statements of Income – Six months ending March 31, 2008 and 2007

PAGE 6.	Consolidated Statements of Comprehensive Income for the three and six month periods ending June 30, 2008 and 2007

PAGE 7.	Consolidated Statements of Cash Flows – Six months ending June 30, 2008 and 2007

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 14.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 25.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 26.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 26.	ITEM 1	Legal Proceedings

PAGE 26.	ITEM 1A	Risk Factors

PAGE 27.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 27.	ITEM 3	Defaults Upon Senior Securities

PAGE 27.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 27.	ITEM 5	Other Information

PAGE 27.	ITEM 6	Exhibits

PAGE 28.	Signatures

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$29,041	$23,540
Interest bearing deposits with other banks	2,474	2,274
Federal funds sold	9,178	773

Total cash and cash equivalents	40,693	26,587
Interest bearing time deposits with other banks	4,395	3,498
Securities available for sale	174,434	162,643
Trading securities	4,510	—
Loans held for sale	4,244	1,745
Loans	668,035	603,541
Less: unearned discount	7,176	3,853
Less: allowance for loan losses	7,442	6,773
Net loans	653,417	592,915
FHLB and other equity interests	5,226	5,834
Premises and equipment, net	22,323	19,780
Bank owned life insurance	15,432	15,099
Accrued interest receivable and other assets	9,147	16,644
Mortgage servicing rights	482	457
Goodwill	10,821	10,821
Other intangible assets, net	235	285

TOTAL	$945,359	$856,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$103,874	$90,994
Interest bearing deposits	651,969	568,163

Total deposits	755,843	659,157

Treasury, tax and loan borrowings	441	2,000
FHLB and other borrowings	99,000	98,000
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	3,397	7,248

Total liabilities	879,301	787,025

Common stock, $0 par value; authorized 50,000,000 shares; issued 9,233,750 shares	—	—
Additional paid in capital	12,939	13,058
Retained earnings	67,620	66,696
Treasury stock, at cost (669,883 shares at June 30, 2008 and 679,948 shares at December 31, 2007)	(9,790)	(9,947)
Accumulated other comprehensive loss	(4,711)	(524)

Total shareholders’ equity	66,058	69,283

TOTAL	$945,359	$856,308

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	June 30, 2008	June 30, 2007
INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,594	$10,953
Deposits with banks	79	125
Federal funds sold	81	83
Securities:
Taxable	1,799	1,646
Tax-exempt	308	371
Dividends	62	104

Total interest and dividend income	13,923	13,282

INTEREST EXPENSE:
Deposits	3,610	4,648
Borrowed funds	1,095	761
Subordinated debentures	219	383

Total interest expense	4,924	5,792

NET INTEREST INCOME	8,999	7,490

PROVISION FOR LOAN LOSSES	756	442

Net interest income after provision for loan losses	8,243	7,048

OTHER INCOME:
Trust and asset management fees	265	277
Service charges on deposits accounts	1,046	1,034
Other service charges and fees	354	218
Net realized gains on securities available for sale	—	22
Net realized losses from sales of securities for which fair value was elected	(79)	—
Net unrealized losses on securities for which fair value was elected	(379)	—
Mortgage banking	102	104
Bank owned life insurance	160	208
Wealth management	208	155
Other	173	194

Total other income	1,850	2,212

OTHER EXPENSES:
Salaries and benefits	3,763	2,965
Net occupancy expense of premises	861	777
Amortization of intangibles	25	25
Other	2,457	2,253

Total other expenses	7,106	6,020

INCOME BEFORE INCOME TAXES	2,987	3,240

INCOME TAX EXPENSE	811	858

NET INCOME	$2,176	$2,382

EARNINGS PER SHARE:
Basic	$0.26	$0.27
Diluted	$0.26	$0.27

DIVIDENDS PER SHARE,
Cash dividends per share	$0.16	$0.15

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended
	June 30, 2008	June 30, 2007
INTEREST AND DIVIDEND INCOME:
Loans including fees	$23,203	$21,287
Deposits with banks	160	227
Federal funds sold	232	198
Securities:
Taxable	3,573	3,129
Tax-exempt	613	775
Dividends	172	206

Total interest and dividend income	27,953	25,822

INTEREST EXPENSE:
Deposits	7,152	9,317
Borrowed funds	2,227	1,434
Subordinated debentures	533	603

Total interest expense	9,912	11,354

NET INTEREST INCOME	18,041	14,468

PROVISION FOR LOAN LOSSES	1,265	568

Net interest income after provision for loan losses	16,776	13,900

OTHER INCOME:
Trust and asset management fees	605	538
Service charges on deposits accounts	2,048	1,969
Other service charges and fees	650	400
Net realized gains on securities available for sale	117	35
Net realized losses from sales of securities for which fair value was elected	(254)	—
Net unrealized losses on securities for which fair value was elected	(1,025)	—
Mortgage banking	195	181
Bank owned life insurance	334	339
Wealth management	420	307
Other	306	430

Total other income	3,396	4,199

OTHER EXPENSES:
Salaries and benefits	7,652	6,143
Net occupancy expense of premises	1,836	1,613
Amortization of intangibles	50	50
Other	4,921	4,473

Total other expenses	14,459	12,279

INCOME BEFORE INCOME TAXES	5,713	5,820

INCOME TAX EXPENSE	1,535	1,517

NET INCOME	$4,178	$4,303

EARNINGS PER SHARE:
Basic	$0.49	$0.49
Diluted	$0.49	$0.49

DIVIDENDS PER SHARE,
Cash dividends per share	$0.32	$0.30

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
NET INCOME	$2,176	$2,382	$4,178	$4,303

Other comprehensive loss, net of tax:
Unrealized gains/(losses) on securities available for sale:
Unrealized gains/(losses) arising during the period, net of tax of $1,805 and $435 for the three months ending June 30, 2008 and 2007 and $2,491 and $331 for the six months ending June 30, 2008 and 2007	(3,353)	(796)	(4,626)	(603)

Reclassification adjustment for accumulated (gains)/losses included in net income, net of tax of $8 for the three months ending June 30, 2007 and $41 and $12 for the six months ending June 30, 2008 and 2007	—	(14)	(76)	(23)

Other comprehensive loss	(3,353)	(810)	(4,702)	(626)

COMPREHENSIVE (LOSS) INCOME	$(1,177)	$1,572	$(524)	$3,677

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,178	$4,303
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,265	568
Depreciation and amortization	908	834
Amortization, accretion and deferred loan fees	(317)	(303)
Net realized gains on securities available for sale	(117)	(35)
Net realized and unrealized losses on securities for which fair value was elected	1,279	—
Gain on sale of loans	(137)	(130)
Net gains on dispositions of acquired property	—	(59)
Proceeds from sale of loans	4,811	4,064
Origination of loans held for sale	(7,285)	(4,371)
Increase in bank owned life insurance	(333)	(339)
Stock-based compensation expense	77	44
Changes in:
Accrued interest receivable and other assets	282	(308)
Accrued interest payable and other liabilities	(1,803)	(1,250)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,808	3,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing time deposits with other banks	(897)	(1,000)
Proceeds from maturities, prepayments and calls of securities	19,589	20,392
Proceeds from sales of securities	13,003	162
Purchase of securities	(49,498)	(31,253)
Loan origination and payments, net	(61,589)	(25,299)
Redemption of FHLB and other equity interests	608	126
Purchase of premises and equipment	(3,314)	(1,325)
Proceeds from sale of premises and equipment and foreclosed assets	47	220

NET CASH USED IN INVESTING ACTIVITIES	(82,051)	(37,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	91,590	11,697
Certificates of deposit	5,096	4,938
Proceeds from issuance of subordinated debenture	—	20,620
Repayments of subordinated debenture	—	(10,310)
Treasury stock purchased	(611)	(5,548)
Proceeds from sale of treasury stock	572	578
Proceeds from exercise of stock options	—	51
Excess tax benefit from exercise of stock options	—	10
Cash dividends paid	(2,739)	(2,659)
Advances from long-term borrowings	5,000	10,000
Repayment of long-term borrowings	(4,000)	(2,250)
Net change in short-term borrowings	(1,559)	6,510

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,349	33,637

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,106	(1,322)

CASH AND CASH EQUIVALENTS, Beginning	26,587	21,254

CASH AND CASH EQUIVALENTS, Ending	$40,693	$19,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,990	$11,381
Income taxes	$2,450	$1,490

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$126	$553
Grant of restricted stock awards from treasury stock	$173	$172
Adoption of FASB Statement No. 159, transfer of securities available for sale to trading securities	$7,018	$—

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2008 and for the quarters and six months ended June 30, 2008 and 2007 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2007.

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

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders equity until earned. Compensation expense resulting from these restricted stock awards was approximately $46,000 and $77,000 for the three and six months ended June 30, 2008 and $25,000 and $44,000 for the three and six months ended June 30, 2007. As of June 30, 2008, there was approximately $334,000 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended June 30, 2008 and 2007 follows:

	June 30, 2008		June 30, 2007
		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Nonvested at beginning of period	28,766	$14.03	23,440	$14.11
Granted	—	—	—	—
Vested	(825)	14.10	—	—
Forfeited	—	—	—	—

Nonvested at end of period	27,941	$14.03	23,440	$14.11

A summary of changes in unvested restricted stock awards for the six months ended June 30, 2008 and 2007 follows:

	June 30, 2008		June 30, 2007
		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Nonvested at beginning of period	22,688	$14.12	14,654	$13.81
Granted	12,433	13.91	11,929	14.39
Vested	(7,180)	14.10	(3,143)	13.80
Forfeited	—	—	—	—

Nonvested at end of period	27,941	$14.03	23,440	$14.11

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

Fair value changes included in earnings for the three and six months ended June 30, 2008 were ($379,000) and ($1,025,000) for unrealized losses and ($79,000) and ($254,000) for realized losses on sales. Dividend income for the three and six months ended June 30, 2008 of $62,000 and $172,000 is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available
For Sale	$174,434	$7,862	$165,171	$1,401
Trading securities	4,510	4,510

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

Beginning balance, April 1, 2008	$6,398
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(284)
Purchases, issuances, and settlements	1,109
Transfers in and/or out of Level 3	(5,822)

Ending balance, June 30, 2008	$1,401

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 (in thousands):

Beginning balance, January 1, 2008	$1,526
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(301)
Purchases, issuances, and settlements	5,998
Transfers in and/or out of Level 3	(5,822)

Ending balance, June 30, 2008	$1,401

There were no changes in unrealized gains or losses reported in earnings for the three and six months ended June 30, 2008 for Level 3 assets that are still held at June 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets,
Impaired loans	$2,678		$2,678

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $3,721, with a valuation allowance of $1,043. The fair value of collateral is primarily measured using independent appraisals. The additional provision for loan losses recorded during the three months and six months ended June 30, 2008 was not significant.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Restricted stock awards are considered outstanding as they become earned. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock compensation plans. For the three and six month periods ended June 30, 2008 and 2007, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share computation:
Net income	$2,176	$2,382	$4,178	$4,303

Gross weighted average shares outstanding	8,566	8,801	8,566	8,833
Less: Average unearned restricted stock	25	21	24	19

Net weighted average shares outstanding	8,541	8,780	8,542	8,814

Basic earnings per share	$0.26	$0.27	$0.49	$0.49

Diluted earnings per share computation:
Net income	$2,176	$2,382	$4,178	$4,303

Weighted average shares outstanding for basic EPS	8,541	8,780	8,542	8,814
Add: Dilutive effects of assumed exercises of stock options	24	24	23	26

Weighted average shares and potentially dilutive shares	8,565	8,804	8,565	8,840

Diluted earnings per share	$0.26	$0.27	$0.49	$0.49

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2008, the FASB ratified Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this standard is not expected to have a material effect on the Corporation’s basic or diluted earnings per share.

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

GENERAL OVERVIEW

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. Management operated from temporary store locations during 2005 and 2006 and in the third quarter of 2007 opened its first new full service financial services store in Erie’s west side. Another store was opened in the fourth quarter of 2007. We recently completed a third store which will serve as our ERIEBANK division headquarters, and a fourth store is under construction with completion scheduled for the fourth quarter of 2008. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan and deposit growth during 2008.

In the fourth quarter of 2005, the Corporation formed a new subsidiary and entered the consumer discount loan and finance business as Holiday Financial Services Corporation. In 2006, we opened three new offices in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania were opened in 2007 bringing our total to seven. In the second quarter of 2008, the Corporation opened another office which will service our ERIEBANK market area. Although the consumer discount loan business is relatively new to the Corporation, management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the corporation.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures will continue to provide growth in earning assets as well as enhanced non-interest income which we believe will more than offset these costs in 2008 and beyond. As such, the Corporation made the necessary investments in infrastructure and personnel over the past two years knowing that earnings were reduced in the near term due to costs increasing faster than related revenues.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. Our net interest margin remained strong during the first six months of 2008. Recent actions of the Federal Reserve have resulted in decreases in short term interest rates and the shift to a more normalized yield curve which has benefited the Corporation primarily by reducing its cost of funds. Management will closely monitor our net interest margin in 2008, as well as continue to apply a disciplined approach to managing our balance sheet, as the majority of the earnings of the Corporation continue to be derived from interest income. Due to our continued growth, non-interest income should be enhanced in several areas including service charges and fees as well as improved wealth management income. While our business plan continues to focus on commercial lending, we now offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to enhance earnings through the remainder of 2008.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $40.7 million at June 30, 2008 compared to $26.6 million at December 31, 2007. The increase was primarily the result of deposit growth which exceeded loan growth by $36.2 million during the first six months of 2008.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased $16.3 million or 10.0% since December 31, 2007. The increase is primarily the result of purchases of structured collateralized mortgage obligations from excess deposit growth not reinvested in loans. Most structured collateralized mortgage obligations that have been acquired during the first six months of 2008 were issued by government sponsored entities.

Effective January 1, 2008, the Corporation adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as well as its investment in all other equity securities that are traded on a national stock exchange. The effect of adopting Statement No. 159 was to reduce retained earnings by $515 thousand at January 1, 2008. In addition, fair value changes included in earnings for the three and six months ended June 30, 2008 were ($379,000) and ($1,025,000) for unrealized losses and ($79,000) and ($254,000) for realized losses on sales. These losses resulted primarily from declines in fair value of the Corporation’s financial services equity securities.

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

LOANS

The Corporation experienced an increase in loan demand during the first six months of 2008. The Corporation’s lending is primarily focused on the northwest and west central Pennsylvania markets and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. Management continues to focus growth initiatives on commercial lending which it views as a competitive advantage.

At June 30, 2008, the Corporation had $660.9 million in loans outstanding, net of unearned discount, an increase of $61.2 million (or 10.2%) since December 31, 2007. The Corporation expects increasing demand throughout the remainder of 2008 with the growth of our ERIEBANK division as well as the continued loan demand in our traditional CNB Bank market areas. In addition, the Corporation ran a successful home equity loan promotion during the first six months of 2008, which was the primary reason for the growth in residential mortgages of $18.8 million or 10.7%.

Total loans, net of unearned discount, at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Commercial, financial and agricultural	$250,930	$218,839
Residential mortgage	195,272	176,470
Commercial mortgage	164,297	160,585
Consumer and other	50,360	43,794

	$660,859	$599,688

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account (in thousands):

	Six months ending June 30, 2008	Year ending December 31, 2007	Six months ending June 30, 2007
Balance at beginning of period	$6,773	$6,086	$6,086
Charge-offs:
Commercial and financial	—	—	6
Commercial mortgages	95	67	27
Residential mortgages	204	180	112
Consumer	275	417	173
Overdrafts	122	346	103

	696	1,010	421

Recoveries:
Commercial and financial	—	—	—
Commercial mortgages	2	—	—
Residential mortgages	5	12	2
Consumer	41	91	48
Overdrafts	52	82	51

	100	185	101

Net charge-offs	(596)	(825)	(320)

Provision for loan losses	1,265	1,512	568

Balance at end of period	$7,442	$6,773	$6,334

Loans, net of unearned	$660,859	$599,688	$571,727
Allowance to net loans	1.13%	1.13%	1.11%
Net charge-offs to average loans	0.19%	0.14%	0.12%
Nonperforming assets	$3,684	$2,890	$1,763
Nonperforming % of total assets	0.39%	0.34%	0.22%

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

The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our loan review partner, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool.

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

During the six month period ended June 30, 2008 the Corporation increased its provision for loan losses and allowance as compared to the six month period ended June 30, 2007. The increase was a result of increases in net charge-offs, as well as growth in loans outstanding and nonperforming loans from December 31, 2007 to June 30, 2008. Nonperforming loans and net charge-offs have increased during the first six months of 2008, primarily as a result of the effect of rising costs and the overall challenging economic environment on certain borrowers. Management believes that both its current period provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2008.

PREMISES AND EQUIPMENT

Premises and equipment increased $2.5 million (or 12.9%) since December 31, 2007. This increase is the result of growth initiatives with the Corporation’s ERIEBANK division. As mentioned in the General Overview section, the Corporation is currently recent completed its third ERIEBANK store, and construction has begun on a fourth store with completion expected in the fourth quarter of 2008. As such, future increases to premises and equipment are forthcoming.

ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets totaled $9.1 million at June 30, 2008, compared to $16.6 million at December 31, 2007. This decrease is almost entirely attributable to recording a receivable for proceeds from principal and interest of $7.9 million at December 31, 2007 from one of the Corporation’s investment custodians. The Corporation sold five investment securities in late December 2007 and the settlement did not occur until early January 2008.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $96.6 million from $659.2 million at December 31, 2007 to $755.8 million at June 30, 2008. As noted in the table below, the growth in deposits was primarily the result of increases in non-interest bearing and interest bearing checking accounts and savings accounts.

	Percentage Change	June 30, 2008	December 31, 2007
Checking, non-interest bearing	14.2%	$103,874	$90,994
Checking, interest bearing	21.8%	208,483	171,216
Savings accounts	76.3%	95,788	54,339
Certificates of deposit	1.5%	347,698	342,608

		$755,843	$659,157

During the second quarter, the Corporation introduced a new high rate checking product to its CNB Bank and ERIEBANK markets which should result in continued deposit growth throughout the remainder of 2008. In addition, savings account deposit growth has occurred as a result of the Corporation’s expansion of both consumer and business relationships throughout all of its market areas.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs not accommodated by deposit growth. There were no new borrowings from the FHLB during the six months ended June 30, 2008; however, in order to fund continued loan growth, Holiday Financial Services Corporation expanded its borrowings on an available line of credit from an unaffiliated financial institution from $5 million at December 31, 2007 to $10 million at June 30, 2008. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

On August 1, 2008, the Corporation entered into an interest rate swap agreement with PNC Bank, N.A. in connection with its subordinated debentures. The agreement has the effect of converting the variable interest rate on $10 million of the outstanding balance to a fixed rate of 5.84% beginning with the next interest rate reset date on September 15, 2008. The interest rate swap is considered a derivative financial instrument, and the Corporation has elected cash flow hedge accounting under FASB Statement No. 133, as amended. As a result, to the extent that the interest rate hedge is effective, any changes in fair value of the agreement will be reported as a component of shareholders’ equity.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $66.1 million at June 30, 2008 compared to $69.3 million at December 31, 2007, a decrease of $3.2 million, or 4.7%. This decrease was primarily attributable to the decline in fair value of the Corporation’s investment portfolio as compared to its cost basis. In the first six months of 2008, the Corporation earned $4.2 million and declared dividends of $2.7 million, a dividend payout ratio of 65.6% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s total risk-based capital ratio of 12.26% at June 30, 2008 is above the well-capitalized standard of 10%. The Corporation’s Tier 1 capital ratio of 11.22% is above the well-capitalized minimum of 6%. The leverage ratio at June 30, 2008 was 9.00%, also above the well-capitalized standard of 5%. The Corporation is well capitalized as measured by the federal regulatory agencies. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 7 of the accompanying unaudited financial statements provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity and interest rate position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2008 (in thousands):

Commitments to extend credit	$183,425
Standby letters of credit	11,067

$194,492

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN

Dollars in thousands

	June 30, 2008			June 30, 2007
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$6,561	4.88%	$160	$7,824	5.80%	$227
Federal funds sold and securities purchased under agreements to resell	13,744	3.38%	232	6,753	5.86%	198
Securities:
Taxable (1)	146,603	4.80%	3,573	116,841	5.35%	3,129
Tax-Exempt (1,2)	27,699	6.63%	890	33,594	6.32%	1,035
Equity Securities (1,2)	6,440	6.22%	227	15,059	3.18%	220

Total	201,047	5.55%	5,082	180,071	5.88%	4,809

Loans:
Commercial (2)	237,736	6.64%	7,896	213,561	8.03%	8,579
Mortgage (2)	341,558	7.11%	12,149	307,143	7.28%	11,173
Consumer	46,973	14.32%	3,363	31,098	11.35%	1,765

Total loans (3)	626,267	7.48%	23,408	551,802	7.80%	21,517

Total earning assets	827,314	6.87%	$28,490	731,873	7.21%	$26,326

Non interest-bearing assets:
Cash and due from banks	20,292			17,291
Premises and equipment	21,607			16,409
Other assets	38,875			31,718
Allowance for loan losses	(7,084)			(6,122)

Total non interest-bearing assets	73,690			59,296

TOTAL ASSETS	$901,004			$791,169

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	185,564	1.47%	1,368	$142,638	1.66%	$1,187
Savings	75,140	1.56%	586	52,190	0.66%	173
Time	350,145	2.97%	5,198	358,351	4.44%	7,957

Total interest-bearing deposits	610,849	2.34%	7,152	553,179	3.37%	9,317

Short-term borrowings	1,298	1.54%	10	5,616	3.70%	104
Long-term borrowings	98,333	4.51%	2,217	52,000	5.12%	1,330
Subordinated debentures	20,620	5.17%	533	20,000	6.03%	603

Total interest-bearing liabilities	731,100	2.71%	$9,912	630,795	3.60%	$11,354

Demand - non interest-bearing	94,363			83,770
Other liabilities	6,145			3,953

Total liabilities	831,608			718,518

Shareholders’ equity	69,396			72,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$901,004			$791,169

Interest income/Earning assets		6.87%	$28,490		7.21%	$26,326
Interest expense/Interest-bearing liabilities		2.71%	9,912		3.60%	11,354

Net interest spread		4.16%	$18,578		3.61%	$14,972

Interest income/Interest-bearing assets		6.87%	28,490		7.21%	26,326
Interest expense/Interest-bearing assets		2.40%	9,912		3.10%	11,354

Net interest margin		4.47%	$18,578		4.11%	$14,972

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2.2 million for the second quarter of 2008 compared to $2.4 million for the same period of 2007. The earnings per diluted share decreased from $0.27 in the second quarter of 2007 to $0.26 for the second quarter of 2008.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.0 million in the second quarter, an increase of $1.5 million (or 20.1%) over the second quarter of 2007. Total interest and dividend income increased by $641 thousand (or 4.8%) as compared to the second quarter of 2007 as a result of growth in earning assets. Total interest expense decreased $868 thousand (or 15.0%) as compared to the second quarter of 2007, primarily as a result of decreases in short-term interest rates by the Federal Reserve that began in the latter part of 2007 and continued during the early part of 2008.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $756 thousand in the second quarter of 2008 compared to $442 thousand in the second quarter of 2007. As noted in the allowance for loan loss table on page 17, the Corporation has experienced a relatively low level of charge-offs over the past year. However, because of the increasing level of nonperforming assets, as well as management’s detailed evaluation of problem loans, criticized assets, charge-offs and the overall effects of the economy in our markets, an increase in the second quarter provision was deemed necessary. Management believes the second quarter provision is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2008.

OTHER INCOME

Other income decreased $362 thousand (or 16.4%) in the second quarter of 2008 as compared to the same period in 2007. However, a substantial portion of the decrease is a result of the Corporation’s adoption of FASB Statement No. 159 for its equity portfolio as of January 1, 2008, which resulted in a pretax charge of $379 thousand for net unrealized losses on securities. Excluding the effects of securities transactions, the Corporation’s other income increased $118 thousand (or 5.4%) in the second quarter of 2008 as compared to the same period in 2007.

The Corporation is experiencing positive trends in other non interest income line items such as wealth management fees and service charges.

NON-INTEREST EXPENSE

Non-interest expense increased by 18.0% to $7.1 million in the second quarter of 2008 compared to $6.0 million in the second quarter of 2007. The majority (approximately 81%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth. Increases in non-interest expenses such as data processing and insurance contributed to the increases in other expenses of $204 thousand, or 9.1%.

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

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $811 thousand in the second quarter of 2008 as compared to $858 thousand in the second quarter of 2007 resulting in an effective tax rate of 27.2% and 26.5%, respectively.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.2 million for the six months of 2008 compared to $4.3 million for the same period of 2007. The earnings per diluted share was $0.49 in the first six months of 2008 and 2007. The return on assets and the return on equity for the first six months of 2008 are 0.93% and 12.11% as compared to 1.10% and 11.95% for the first six months of 2007.

INTEREST INCOME AND EXPENSE

Net interest income totaled $18.0 million in the first six months, an increase of $3.5 million (or 24.7%) over the first six months of 2007. Total interest and dividend income increased by $2.1 million (or 8.3%) as compared to the first six months of 2007 as a result of growth in earning assets. Total interest expense decreased $1.4 million (or 12.7%) as compared to the first six months of 2007, primarily as a result of decreases in short-term interest rates by the Federal Reserve that began in the latter part of 2007 and continued during the early part of 2008. As noted in the table on page 21, the Corporation’s average earning assets have grown by $95.4 million since June 30, 2007 while the yield has decreased by 34 basis points from 7.21% to 6.87%. The growth in average earning assets more than offset the decline in yield. Meanwhile, the cost of interest bearing liabilities decreased by 89 basis points which more than offset the increase in average interest bearing liabilities of $100.3 million.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1,265,000 in the first six months of 2008 compared to $568,000 in the first six months of 2007. As noted in the allowance for loan loss table on page 17, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the current year are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2008.

OTHER INCOME

Other income decreased $803 thousand (or 19.1%) during the first six months of 2008 as compared to the same period in 2007. However, a substantial portion of the decrease is a result of the Corporation’s adoption of FASB Statement No. 159 for its equity portfolio as of January 1, 2008, which resulted in a pretax charge of $1,025,000 for net unrealized losses on securities for which fair value was elected during the six month period ended June 30, 2008. Excluding the effects of securities transactions, the Corporation’s other income increased $394 thousand (or 9.5%) in the first six months of 2008 as compared to the same period in 2007.

The Corporation is experiencing positive trends in other non interest income line items such as trust and asset management fees, wealth management fees and service charges.

NON-INTEREST EXPENSE

Non-interest expense increased by 17.8% to $14.5 million during the first six months of 2008 compared to $12.3 million during the first six months of 2007. The majority (approximately 79%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth. As of June 30, 2008, the Corporation had 278 full time equivalent employees, compared to 255 full time equivalent employees at June 30, 2007, an increase of 9.0%.

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

FEDERAL INCOME TAX EXPENSE

Federal income tax was $1.5 million in the first six months of 2008 and 2007, resulting in an effective tax rate of 26.9% and 26.1%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate compared to the prior year is attributable to a decline in tax exempt interest income.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan Losses), of the 2007 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2007.

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

The Corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations, however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at June 30, 2008.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at June 30, 2008 was 8.82% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Static 1-Yr. Cumulative Gap	8.82%	1.38%
Earnings Simulation:
-200 bps vs. Stable Rate	7.13%	6.55%
+200 bps vs. Stable Rate	(1.50%)	(2.65%)

The interest rate sensitivity position at June 30, 2008 was asset sensitive in the short-term, which is consistent with December 31, 2007. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
4/1/08 to 4/30/08	12,639	$13.96	11,120	192,815
5/1/08 to 5/31/08	17,200	14.13	17,200	175,615
6/1/08 to 6/30/08	7,230	13.84	7,229	168,386

Total	37,069	$14.02	35,549

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – CNB Financial Corporation held its Annual Meeting of Shareholders on April 15, 2008, for the purpose of electing four directors, to ratify the appointment of independent auditors, and to transact other business as would properly come before the meeting.

Results of shareholder voting on these individuals were as follows:

	Election of Directors
	William F. Falger	Jeffrey S. Powell	James B. Ryan	Peter F. Smith
For	6,096,327	6,077,115	6,068,498	6,030,638
Against or Withheld	282,512	301,724	310,341	348,201

The following directors’ terms of office as director continued after the meeting: Joseph B. Bower, Jr., Robert E. Brown, Michael F. Lezzer, Dennis L. Merrey, Robert W. Montler, Deborah Dick Pontzer, Charles H. Reams.

Results of ratification of appointment of Crowe Chizek and Company LLC as independent auditors was as follows:

For	6,306,477
Against or Withheld	72,362

The total shares voted at the Annual Meeting were 6,378,839.

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2008	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: August 8, 2008	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)