Form 10-Q
period 2008-09-30
CNB FINANCIAL CORP/PA
filed 2008-11-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock as of November 3, 2008

COMMON STOCK: $0 PAR VALUE, 8,580,412 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number
ITEM 1 – Financial Statements (unaudited)

PAGE	3.	Consolidated Balance Sheets – September 30, 2008 and December 31, 2007

PAGE	4.	Consolidated Statements of Income – Three months ended September 30, 2008 and 2007

PAGE	5.	Consolidated Statements of Income – Nine months ended September, 2008 and 2007

PAGE	6.	Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2008 and 2007

PAGE	7.	Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and 2007

PAGE	8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE	17.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE	29.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE	30.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE	30.	ITEM 1	Legal Proceedings

PAGE	30.	ITEM 1A	Risk Factors

PAGE	31.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE	31.	ITEM 3	Defaults Upon Senior Securities

PAGE	31.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE	31.	ITEM 5	Other Information

PAGE	31.	ITEM 6	Exhibits

PAGE	32.	Signatures

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$63,058	$23,540
Interest bearing deposits with other banks	4,360	2,274
Federal funds sold	1,136	773

Total cash and cash equivalents	68,554	26,587
Interest bearing time deposits with other banks	5,517	3,498
Securities available for sale	191,997	162,643
Trading securities	1,804	—
Loans held for sale	2,852	1,745
Loans	676,386	603,541
Less: unearned discount	(5,152)	(3,853)
Less: allowance for loan losses	(7,815)	(6,773)

Net loans	663,419	592,915
FHLB and other equity interests	5,477	5,834
Premises and equipment, net	23,233	19,780
Bank owned life insurance	15,589	15,099
Accrued interest receivable and other assets	16,751	16,644
Mortgage servicing rights	526	457
Goodwill	10,821	10,821
Other intangible assets, net	210	285

TOTAL	$1,006,750	$856,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$107,420	$90,994
Interest bearing deposits	700,013	568,163

Total deposits	807,433	659,157
Treasury, tax and loan borrowings	707	2,000
FHLB and other borrowings	107,500	98,000
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	8,411	7,248

Total liabilities	944,671	787,025

Common stock, $0 par value; authorized 50,000,000 shares; issued 9,233,750 shares	—	—
Additional paid in capital	12,964	13,058
Retained earnings	66,621	66,696
Treasury stock, at cost (661,743 shares at September 30, 2008 and 679,948 shares at December 31, 2007)	(9,672)	(9,947)
Accumulated other comprehensive loss	(7,834)	(524)

Total shareholders’ equity	62,079	69,283

TOTAL	$1,006,750	$856,308

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended September 30,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,105	$11,583
Deposits with banks	98	116
Federal funds sold	100	90
Securities:
Taxable	1,781	1,706
Tax-exempt	351	345
Dividends	37	105

Total interest and dividend income	14,472	13,945

INTEREST EXPENSE:
Deposits	3,965	4,592
Borrowed funds	1,139	969
Subordinated debentures	228	356

Total interest expense	5,332	5,917

NET INTEREST INCOME	9,140	8,028

PROVISION FOR LOAN LOSSES	716	335

Net interest income after provision for loan losses	8,424	7,693

OTHER (LOSS) INCOME:
Trust and asset management fees	329	312
Service charges on deposit accounts	1,172	1,117
Other service charges and fees	386	216
Net realized gains on securities available for sale	—	52
Net realized losses from sales of securities for which fair value was elected	(348)	—
Net unrealized losses on securities for which fair value was elected	(1,032)	—
Loss on other-than-temporarily impaired securities	(1,963)	—
Mortgage banking	144	83
Bank owned life insurance	156	137
Wealth management	150	133
Other	142	33

Total other (loss) income	(864)	2,083

OTHER EXPENSES:
Salaries and benefits	3,686	3,462
Net occupancy expense of premises	914	779
Amortization of intangibles	25	25
Other	2,658	2,177

Total other expenses	7,283	6,443

INCOME BEFORE INCOME TAXES	277	3,333
INCOME TAX (BENEFIT) EXPENSE	(95)	923

NET INCOME	$372	$2,410

EARNINGS PER SHARE:
Basic	$0.04	$0.28
Diluted	$0.04	$0.28

DIVIDENDS PER SHARE,
Cash dividends per share	$0.16	$0.16

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended September 30,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans including fees	$35,308	$32,870
Deposits with banks	258	342
Federal funds sold	332	288
Securities:
Taxable	5,354	4,837
Tax-exempt	964	1,121
Dividends	209	312

Total interest and dividend income	42,425	39,770

INTEREST EXPENSE:
Deposits	11,117	13,909
Borrowed funds	3,366	2,404
Subordinated debentures	761	959

Total interest expense	15,244	17,272

NET INTEREST INCOME	27,181	22,498

PROVISION FOR LOAN LOSSES	1,981	903

Net interest income after provision for loan losses	25,200	21,595

OTHER INCOME:
Trust and asset management fees	934	851
Service charges on deposit accounts	3,220	3,087
Other service charges and fees	1,036	617
Net realized gains on securities available for sale	117	87
Net realized losses from sales of securities for which fair value was elected	(602)	—
Net unrealized losses on securities for which fair value was elected	(2,057)	—
Loss on other-than-temporarily impaired securities	(1,963)	—
Mortgage banking	339	265
Bank owned life insurance	490	476
Wealth management	570	440
Other	448	465

Total other income	2,532	6,288

OTHER EXPENSES:
Salaries and benefits	11,338	9,606
Net occupancy expense of premises	2,750	2,391
Amortization of intangibles	75	75
Other	7,579	6,658

Total other expenses	21,742	18,730

INCOME BEFORE INCOME TAXES	5,990	9,153
INCOME TAX EXPENSE	1,440	2,439

NET INCOME	$4,550	$6,714

EARNINGS PER SHARE:
Basic	$0.53	$0.77
Diluted	$0.53	$0.77

DIVIDENDS PER SHARE,
Cash dividends per share	$0.48	$0.46

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
NET INCOME	$372	$2,410	$4,550	$6,714

Other comprehensive loss, net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of $54 for the three and nine months ending September 30, 2008	$(100)	$—	$(100)	$—

Unrealized gains/(losses) on securities available for sale:

Unrealized gains/(losses) arising during the period, net of tax of $1,631 and $92 for the three months ending September 30, 2008 and 2007 and $4,122 and $416 for the nine months ending September 30, 2008 and 2007	(3,023)	(171)	(7,649)	(774)

Reclassification adjustment for accumulated (gains)/ losses included in net income, net of tax of $18 for the three months ending September 30, 2007 and $41 and $30 for the nine months ending September 30, 2008 and 2007	—	(34)	(76)	(57)

Other comprehensive loss	(3,123)	(205)	(7,825)	(831)

COMPREHENSIVE (LOSS) INCOME	$(2,751)	$2,205	$(3,275)	$5,883

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,550	$6,714
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,981	903
Depreciation and amortization	1,387	1,263
Amortization, accretion and deferred loan fees and costs	(255)	(406)
Net realized gains on securities available for sale	(117)	(87)
Net realized and unrealized losses on securities for which fair value was elected	2,659	—
Loss on other-than-temporarily impaired securities	1,963	—
Gain on sale of loans	(252)	(188)
Net gains on dispositions of premises and equipment and foreclosed assets	(64)	(59)
Proceeds from sale of loans	8,807	8,546
Origination of loans held for sale	(9,862)	(8,001)
Increase in bank owned life insurance	(490)	(476)
Stock-based compensation expense	112	69
Changes in:
Accrued interest receivable and other assets	(3,687)	(1,199)
Accrued interest payable and other liabilities	1,005	679

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,737	7,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing time deposits with other banks	(2,019)	300
Proceeds from maturities, prepayments and calls of securities	51,862	33,001
Proceeds from sales of securities	17,423	3,229
Purchase of securities	(109,074)	(42,955)
Loan origination and payments, net	(72,338)	(40,077)
Redemption (purchase) of FHLB and other equity interests	357	(147)
Purchase of premises and equipment	(4,635)	(2,870)
Proceeds from sale of premises and equipment and foreclosed assets	212	220

NET CASH USED IN INVESTING ACTIVITIES	(118,212)	(49,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	144,791	24,486
Certificates of deposit	3,485	(6,404)
Proceeds from issuance of subordinated debenture	—	20,620
Repayments of subordinated debenture	—	(10,310)
Treasury stock purchased	(659)	(5,616)
Proceeds from sale of treasury stock	728	817
Proceeds from exercise of stock options	—	73
Excess tax benefit from exercise of stock options	—	15
Cash dividends paid	(4,110)	(4,029)
Advances from long-term borrowings	3,500	40,000
Repayment of long-term borrowings	(4,000)	(14,885)
Net change in short-term borrowings	8,707	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	152,442	44,767

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,967	3,226
CASH AND CASH EQUIVALENTS, Beginning	26,587	21,254

CASH AND CASH EQUIVALENTS, Ending	$68,554	$24,480

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,257	$17,299
Income taxes	$3,659	$2,420

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$126	$571
Grant of restricted stock awards from treasury stock	$173	$172
Adoption of FASB Statement No. 159, transfer of securities available for sale to trading securities	$7,018	$—

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2008 and for the quarters and nine months ended September 30, 2008 and 2007 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine month periods ended September 30, 2008 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Corporation on January 1, 2008. As of January 1, 2008, the Corporation elected the fair value option for certain investment securities. The effect of the adoption is described in the “Fair Value Option” note.

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

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was approximately $35,000 and $112,000 for the three and nine months ended September 30, 2008 and $25,000 and $69,000 for the three and nine months ended September 30, 2007. As of June 30, 2008, there was approximately $299,000 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended September 30, 2008 and 2007 follows:

	September 30, 2008		September 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	27,941	$14.03	23,440	$14.11
Granted	—	—	—	—
Vested	(750)	13.86	(750)	13.86
Forfeited	—	—	—	—

Nonvested at end of period	27,191	$14.03	22,690	$14.11

A summary of changes in unvested restricted stock awards for the nine months ended September 30, 2008 and 2007 follows:

	September 30, 2008		September 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	22,688	$14.12	14,654	$13.81
Granted	12,433	13.91	11,929	14.39
Vested	(7,930)	14.08	(3,893)	13.81
Forfeited	—	—	—	—

Nonvested at end of period	27,191	$14.03	22,690	$14.11

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

Fair value changes included in earnings for the three and nine months ended September 30, 2008 were ($1,032,000) and ($2,057,000) for unrealized losses and ($348,000) and ($602,000) for realized losses on sales. Dividend income for the three and nine months ended September 30, 2008 of $37,000 and $209,000 is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Description	September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available
For Sale	$191,997	$27,438	$157,326	$7,233
Trading securities	1,804	1,804
Liabilities,
Interest rate swap	154		154

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008 (in thousands):

Beginning balance, July 1, 2008	$1,401
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive loss	(1,695)
Purchases, issuances, and settlements	3,204
Transfers in and/or out of Level 3	4,323

Ending balance, September 30, 2008	$7,233

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 (in thousands):

Beginning balance, January 1, 2008	$1,526
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive loss	(1,996)
Purchases, issuances, and settlements	9,202
Transfers in and/or out of Level 3	(1,499)

Ending balance, June 30, 2008	$7,233

All securities transferred from Level 2 to Level 3 in the 3 rd quarter were trust preferred securities. The primary reason for the transfer into Level 3 was due to inactivity in the market for trust preferreds that resulted in a lack of comparable trades that could be used to establish a benchmark for valuation. For these trust preferred securities, fair value was determined by using the proprietary valuation software of an independent investment advisor. Significant assumptions required for the valuation included discount rates, auction calls, prepayments, and recovery rates associated with existing defaults and deferrals.

There were no changes in unrealized gains or losses reported in earnings for the three and nine months ended September 30, 2008 for Level 3 assets that are still held at September 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

Description	September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$2,255		$2,255

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $3,455, with a valuation allowance of $1,200. The fair value of collateral is primarily measured using independent appraisals. The additional provision for loan losses recorded during the three months and nine months ended September 30, 2008 was not significant.

SECURITIES

Securities available for sale at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008				December 31, 2007
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$10,066	$123	$—	$10,189	$10,955	$125	$—	$11,080
U.S. Gov’t sponsored entities	23,600	134	(33)	23,701	26,261	112	(28)	26,345
States & Political
Subdivisions	39,041	529	(683)	38,887	27,300	664	(46)	27,918
Mortgage & asset backed	97,303	243	(3,771)	93,775	55,924	266	(326)	55,864
Corporate notes & bonds	32,929	—	(8,649)	24,280	33,889	215	(1,208)	32,896
Other securities	1,169	—	(4)	1,165	9,331	69	(860)	8,540

	$204,108	$1,029	$(13,140)	$191,997	$163,660	$1,451	$(2,468)	$162,643

At September 30, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2008	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	5,038	(30)	479	(3)	5,517	(33)
States & Political Subdivisions	10,920	(522)	2,812	(161)	13,732	(683)
Mortgage & asset backed	40,083	(3,358)	8,312	(413)	48,395	(3,771)
Corporate notes & bonds	9,809	(4,791)	14,469	(3,858)	24,278	(8,649)
Other securities	—	—	1,015	(4)	1,015	(4)

	$65,850	$(8,701)	$27,087	$(4,439)	$92,937	$(13,140)

December 31, 2007	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	1,005	(1)	4,468	(27)	5,473	(28)
States & Political Subdivisions	4,906	(36)	1,047	(10)	5,953	(46)
Mortgage & asset backed	7,780	(186)	13,217	(140)	20,997	(326)
Corporate notes & bonds	15,934	(742)	8,452	(466)	24,386	(1,208)
Other securities	2,275	(545)	1,024	(315)	3,299	(860)

	$31,900	$(1,510)	$28,208	$(958)	$60,108	$(2,468)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and results of reviews of the issuer’s financial condition.

At September 30, 2008, approximately 39% of the total unrealized losses relate to structured trust preferred securities, primarily from issuers in the financial services industry. There is no indication of any significant deterioration of the creditworthiness of the underlying institutions of the various trust preferred pools. These unrealized losses are predominantly attributable to liquidity disruptions within the credit markets and the generally stressed condition within the financial services industry. The remainder of the unrealized losses is attributable to changes in interest rates, and the Corporation has both the intent and ability to hold the debt securities for the foreseeable future. As a result, based on the detailed evaluation process described above, management does not believe any of the individual unrealized losses on debt securities represents an other-than-temporary impairment.

LOANS

Total loans at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Commercial, industrial and agricultural	$243,267	$218,839
Residential mortgage	204,856	176,470
Commercial mortgage	169,610	160,585
Consumer and other	58,653	47,647

	$676,386	$603,541

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within Central and Western Pennsylvania. The Corporation attempts to limit concentration within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer.

DEPOSITS

Total deposits at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	Percentage Change	September 30, 2008	December 31, 2007
Checking, non-interest bearing	18.1%	$107,420	$90,994
Checking, interest bearing	37.8%	235,865	171,216
Savings accounts	117.3%	118,055	54,339
Certificates of deposit	1.0%	346,093	342,608

	22.4%	$807,433	$659,157

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

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic earnings per share computation:
Net income	$372	$2,410	$4,550	$6,714

Gross weighted average shares outstanding	8,564	8,562	8,565	8,742
Less: Average unearned restricted stock	23	19	24	19

Net weighted average shares outstanding	8,541	8,543	8,541	8,723

Basic earnings per share	$0.04	$0.28	$0.53	$0.77

Diluted earnings per share computation:
Net income	$372	$2,410	$4,550	$6,714

Weighted average shares outstanding for basic EPS	8,541	8,543	8,541	8,723
Add: Dilutive effects of assumed exercise of stock options	21	21	23	24

Weighted average shares and potentially dilutive shares	8,562	8,564	8,564	8,747

Diluted earnings per share	$0.04	$0.28	$0.53	$0.77

The following potential average common shares were anti-dilutive and not considered in computing diluted earnings per share because the exercise price of the options was greater than the average stock price for the periods, or the fair value of the restricted stock plan shares at the date of grant was greater than the average stock price for the periods.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options	110,500	110,500	110,500	110,500
Restricted stock	23,102	19,489	19,198	9,202

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FAS 133, the Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

As of September 30, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At September 30, 2008, the derivative’s fair value of $154,000 was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At September 30, 2008, the variable rate on the subordinated debt was 4.37% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

Interest expense recorded on the interest rate swap totaled $7,000 for the three and nine months ended September 30, 2008 and is reported as a component of interest expense on subordinated debentures. For the three and nine months ended September 30, 2008, the change in fair value of the interest rate swap reported in other comprehensive loss was $100,000 (net of taxes of $54,000). Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are not expected to be significant.

PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM

On October 3, 2008, the United States Congress passed the Emergency Economic Stabilization Act of 2008, which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The disclosure provisions of FAS No. 154, Accounting Changes and Error Corrections, are not required for revisions resulting from a change in valuation technique or its application. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary CNB Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. During 2005 the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not intended to be indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation (“Holiday”) was formed in 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

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

GENERAL OVERVIEW

During 2005, the Bank established a loan production office in Erie, Pennsylvania in order to begin offering commercial loan service to businesses located within Erie and Erie County. Management operated from temporary store locations during 2005 and 2006 and in the third quarter of 2007 opened its first new full service financial services store in Erie’s west side. Another store was opened in the fourth quarter of 2007. We recently completed a third store which will serve as our ERIEBANK division headquarters, and a fourth store is under construction with completion scheduled for the fourth quarter of 2008. During the third quarter of 2008, the Corporation established a loan production office in Meadville, Pennsylvania as part of the expansion of its ERIEBANK franchise. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan and deposit growth during the remainder of 2008.

In the fourth quarter of 2005, the Corporation formed a new subsidiary and entered the consumer discount loan and finance business as Holiday Financial Services Corporation. In 2006, we opened three new offices in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. Three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania were opened in 2007. In the second quarter of 2008, the Corporation opened another office which will service our ERIEBANK market area, bringing our total to eight. Although the consumer discount loan business is relatively new to the Corporation, management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the corporation.

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

The interest rate environment will continue to play an important role in the future earnings of the Corporation. Our net interest margin remained strong during the first nine months of 2008. Actions of the Federal Reserve during the first and third quarters of 2008 have resulted in decreases in short term interest rates and the shift to a more normalized yield curve which has benefited the Corporation primarily by reducing its cost of funds. Management will closely monitor our net interest margin throughout the remainder of 2008, as well as continue to apply a disciplined approach to managing our balance sheet, as the majority of the earnings of the Corporation continue to be derived from interest income. Due to our continued growth, non-interest income should be enhanced in several areas including service charges and fees as well as improved wealth management income. While our business plan continues to focus on commercial lending, we now offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to enhance core earnings through the remainder of 2008.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $68.6 million at September 30, 2008 compared to $26.6 million at December 31, 2007. The increase was primarily the result of deposit growth which exceeded loan growth by $76.7 million during the first nine months of 2008. Management elected to invest a significant portion of the cash generated from this deposit growth in federal fund accounts and other short-term cash accounts in order to meet liquidity needs. Management expects to maintain higher than normal levels of cash and cash equivalents throughout the remainder of 2008.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities increased $31.2 million or 19.2% since December 31, 2007. The increase is primarily the result of purchases of structured collateralized mortgage obligations from excess deposit growth not reinvested in loans. Most structured collateralized mortgage obligations that have been acquired during the first nine months of 2008 were issued by government sponsored entities.

Effective January 1, 2008, the Corporation adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) as well as its investment in all other equity securities that are traded on a national stock exchange. The effect of adopting Statement No. 159 was to reduce retained earnings by $515 thousand at January 1, 2008. In addition, fair value changes included in earnings for the three and nine months ended September 30, 2008 were ($1,032,000) and ($2,057,000) for unrealized losses and ($348,000) and ($602,000) for realized losses on sales.

The Corporation holds a $2.0 million subordinated corporate bond issued by Lehman Brothers Holdings (“Lehman”). On September 15, 2008, Lehman declared bankruptcy resulting in a significant decline in the market value of the Lehman bond below cost. Management of the Corporation has deemed the decline to be other-than-temporary and, accordingly, recognized a charge to earnings of $2.0 million or $1.3 million, net of tax.

The Corporation holds 38,734 shares of Series F preferred stock issued by Fannie Mae and 30,000 shares of Series Q preferred stock issued by Freddie Mac. On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced a plan to place Fannie Mae and Freddie Mac under conservatorship. As of June 30, 2008, the Corporation’s current holdings in Fannie Mae and Freddie Mac had a combined fair value of approximately $1.9 million. Due to the significant decline in the fair value of these securities from June 30, 2008 to September 30, 2008, the Corporation recognized a charge to earnings of approximately $1.7 million or $1.1 million, net of tax, for the quarter ended September 30, 2008.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments. Management monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset/Liability Committee (“ALCO’) meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Corporation experienced an increase in loan demand during the first nine months of 2008. The Corporation’s lending is primarily focused on the northwest and west central Pennsylvania markets and consists principally of commercial lending primarily to locally owned small businesses and retail lending which includes single-family residential mortgages and other consumer lending. Management continues to focus growth initiatives on commercial lending which it views as a competitive advantage.

At September 30, 2008, the Corporation had $671.2 million in loans outstanding, net of unearned discount, an increase of $71.5 million (or 11.9%) since December 31, 2007. The Corporation ran a successful home equity loan promotion during 2008, which was the primary reason for the growth in residential mortgages of $28.4 million or 16.1%. In addition, the Corporation experienced growth in commercial, industrial and agricultural loans as a result of new business relationships that were developed in both the Corporation’s traditional market area and its ERIEBANK market area. The growth in consumer and other loans was primarily driven by the expansion of customer relationships in the markets served by Holiday Financial Services Corporation. Management expects negligible loan demand throughout the remainder of 2008 as a result of the softening of the economy in the Corporation’s geographic area.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged-off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account (in thousands):

	Nine months ending September 30, 2008	Year ending December 31, 2007	Nine months ending September 30, 2007
Balance at beginning of period	$6,773	$6,086	$6,086
Charge-offs:
Commercial and industrial	33	—	26
Commercial mortgages	62	67	27
Residential mortgages	223	180	157
Consumer	546	417	275
Overdrafts	232	346	197

	1,096	1,010	682

Recoveries:
Commercial and industrial	—	—	—
Commercial mortgages	2	—	—
Residential mortgages	6	12	12
Consumer	63	91	72
Overdrafts	86	82	61

	157	185	145

Net charge-offs	(939)	(825)	(537)

Provision for loan losses	1,981	1,512	903

Balance at end of period	$7,815	$6,773	$6,452

Loans, net of unearned	$671,234	$599,688	$586,404
Allowance to net loans	1.16%	1.13%	1.10%
Net charge-offs to average loans	0.20%	0.14%	0.13%
Nonperforming assets	$4,964	$2,890	$2,608
Nonperforming % of total assets	0.49%	0.34%	0.31%

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

Reviewed

•	Commercial and industrial

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

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

During the nine month period ended September 30, 2008 the Corporation increased its provision for loan losses and allowance as compared to the nine month period ended September 30, 2007. The increase was a result of increases in net charge-offs, as well as growth in loans outstanding and nonperforming loans from December 31, 2007 to September 30, 2008. Due to the continued growth of Holiday Financial Services, the Corporation has begun to grow a more significant portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in its bank consumer loan portfolio. Although such loans only represent 2.8% of the Corporation’s total outstanding loans at September 30, 2008, the growth in this higher credit risk portfolio was considered, resulting in increases to our provision and allowance for the nine months ended September 30, 2008.

Nonperforming loans and net charge-offs have increased during the first nine months of 2008, primarily as a result of the effect of rising costs and the overall challenging economic environment on certain borrowers. Management believes that both its current period provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2008.

PREMISES AND EQUIPMENT

Premises and equipment increased $3.5 million (or 17.5%) since December 31, 2007. This increase is the result of growth initiatives with the Corporation’s ERIEBANK division. As mentioned in the General Overview section, the Corporation has recently completed its third ERIEBANK store, and construction has begun on a fourth store with completion expected in the fourth quarter of 2008. As such, future increases to premises and equipment are forthcoming.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $148.2 million from $659.2 million at December 31, 2007 to $807.4 million at September 30, 2008. The growth in deposits was primarily the result of increases in interest bearing demand accounts and savings accounts, which increased since December 31, 2007 by $64.6 million and $63.7 million, respectively.

During the second quarter, the Corporation introduced a new high rate checking product to its CNB Bank and ERIEBANK markets which should result in continued deposit growth throughout the remainder of 2008. In addition, savings account deposit growth has occurred primarily as a result of the Corporation’s expansion of customer relationships in its Erie and Warren, Pennsylvania market areas.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs. During the quarter ended September 30, 2008, the Corporation entered into two term borrowings with the FHLB. The first borrowing was $700,000 at a fixed rate of 4.72%, with quarterly interest only payments until maturity in July 2023. The second borrowing was $2,800,000 at a fixed rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity in September 2023.

During the quarter ended September 30, 2008, the Corporation drew $5 million on an available line of credit with FNB Bank. Monthly interest payments are required at a rate of 1 month LIBOR plus 1.80%. In addition, in order to fund continued loan growth, Holiday Financial Services Corporation expanded its available borrowings on a line of credit from an unaffiliated financial institution from $10 million at December 31, 2007 to $15 million at September 30, 2008. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

On August 1, 2008, the Corporation entered into an interest rate swap agreement with PNC Bank, N.A. in connection with its subordinated debentures. The agreement has the effect of converting the variable interest rate on $10 million of the outstanding balance to a fixed rate of 5.84% beginning with the interest rate reset date on September 15, 2008. The interest rate swap is considered a derivative financial instrument, and the Corporation has elected cash flow hedge accounting under FASB Statement No. 133, as amended. As a result, to the extent that the interest rate hedge is effective, any changes in fair value of the agreement will be reported as a component of shareholders’ equity.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $62.1 million at September 30, 2008 compared to $69.3 million at December 31, 2007, a decrease of $7.2 million, or 10.4%. This decrease was the result of the decline in fair value of the Corporation’s investment portfolio, losses recognized on other-than-temporarily impaired securities, and realized losses on sales of securities, as disclosed in the securities note on page 12 and in the securities section of this analysis on pages 19 and 20. In the first nine months of 2008, the Corporation earned $4.6 million and declared dividends of $4.1 million, a dividend payout ratio of 90.3% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Bank’s total risk-based capital ratio of 10.78% at September 30, 2008 is above the well-capitalized standard of 10%. The Bank’s Tier 1 capital ratio of 9.74% is above the well-capitalized minimum of 6%. The Bank’s leverage ratio at September 30, 2008 was 7.24%, also above the well-capitalized standard of 5%. The Corporation’s total risk-based capital, Tier 1 capital and leverage ratios all exceed well-capitalized standards as well. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Corporation as part of its strategic decision making process.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2008 (in thousands):

Commitments to extend credit	$210,331
Standby letters of credit	10,972

$221,303

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $372 thousand for the third quarter of 2008 compared to $2.4 million for the same period of 2007. The decrease in net income is attributable to losses on other-than-temporarily impaired securities, as well as realized and unrealized losses on securities for which fair value was elected. The earnings per diluted share decreased from $0.28 in the third quarter of 2007 to $0.04 for the third quarter of 2008.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.1 million in the third quarter, an increase of $1.1 million (or 13.9%) over the third quarter of 2007. Total interest and dividend income increased by $527 thousand (or 3.8%) as compared to the third quarter of 2007 as a result of growth in earning assets. Total interest expense decreased $585 thousand (or 9.9%) as compared to the third quarter of 2007, primarily as a result of decreases in short-term interest rates by the Federal Reserve that began in the latter part of 2007 and continued during the first and third quarters of 2008.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $716 thousand in the third quarter of 2008 compared to $335 thousand in the third quarter of 2007. As noted in the allowance for loan loss table on page 21, the Corporation has experienced an increased level of charge-offs and nonperforming loans over the past year. Based on management’s detailed evaluation of problem loans, criticized assets, charge-offs and the overall effects of the economy in our markets, an increase in the third quarter provision was deemed necessary. Management believes the third quarter provision is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2008.

OTHER (LOSS) INCOME

Other loss was $864 thousand in the third quarter of 2008 as compared to other income of $2.1 million during the same period in 2007. During the third quarter of 2008, the Corporation realized an other-than-temporary impairment charge of $1,963,000 (pre-tax) in connection with its holding of a subordinated corporate bond issued by Lehman Brothers Holdings. In addition, a substantial portion of the change is a result of the Corporation’s adoption of FASB Statement No. 159 for its equity portfolio as of January 1, 2008, which resulted in a pretax charge of $1.0 million for net unrealized losses on securities.

Excluding the effects of securities transactions, the Corporation’s other income increased $448 thousand (or 22.1%) in the third quarter of 2008 as compared to the same period in 2007 as a result of positive trends in other non interest income line items such as wealth management fees and service charges. Other services charges and fees increased $170 thousand as a result of additional insurance-related commissions being generated by Holiday Financial Services. In addition, “other” other income increased $109 thousand, primarily as a result of fees being generated from expanded VISA check card usage.

NON-INTEREST EXPENSE

Non-interest expense increased from to $6.4 million in the third quarter of 2007 to $7.3 million in the third quarter of 2008. Approximately 43% of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee related costs in order to support its growth. Increases in non-interest expenses such as data processing and insurance contributed to an increase in the “other” other expense line item of $481 thousand. Data processing expenses increased as a result of the new ERIEBANK branches that were opened in 2008, as well as additional services that have been purchased from the Corporation’s core computer processor. In addition, the Corporation’s insurance premiums paid to the Federal Deposit Insurance Corporation have increased as the Corporation’s deposit base has growth throughout 2008.

As mentioned in the general overview section of this analysis, the Corporation is continuing the process of expanding its ERIEBANK division and will continue to grow its consumer finance loan portfolio, Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth.

FEDERAL INCOME TAX (BENEFIT) EXPENSE

Federal income tax benefit was $95 thousand in the third quarter of 2008 as compared to federal income tax expense of $923 thousand in the third quarter of 2007. The federal income tax benefit in the third quarter of 2008 occurred as a result of a higher percentage of tax-exempt income compared to pre-tax income, reducing the Corporation’s anticipated effective tax rate for 2008.

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2008			September 30, 2007
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$7,010	4.91%	$258	$7,689	5.93%	$342
Federal funds sold and securities purchased under agreements to resell Securities:	12,765	3.47%	332	6,730	5.71%	288
Taxable (1)	150,159	4.61%	5,354	123,162	5.22%	4,837
Tax-Exempt (1,2)	28,842	6.61%	1,397	32,342	6.38%	1,515
Equity Securities (1,2)	5,619	5.77%	275	10,889	4.64%	337

Total	204,395	5.36%	7,616	180,812	5.92%	7,319

Loans:
Commercial (2)	241,429	6.63%	12,011	216,357	8.09%	13,125
Mortgage (2)	350,405	7.03%	18,476	313,447	7.30%	17,167
Consumer	47,583	14.39%	5,137	32,562	11.96%	2,922

Total loans (3)	639,417	7.43%	35,624	562,366	7.87%	33,214

Total earning assets	843,812	6.79%	$43,240	743,178	7.27%	$40,533

Non interest-bearing assets:
Cash and due from banks	29,003			16,959
Premises and equipment	22,044			16,822
Other assets	39,829			32,146
Allowance for loan losses	(7,273)			(6,219)

Total non interest-bearing assets	83,603			59,708

TOTAL ASSETS	$927,415			$802,886

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$199,320	1.43%	2,132	$145,899	1.72%	$1,884
Savings	87,399	1.80%	1,177	52,207	0.73%	285
Time	349,576	2.98%	7,808	357,473	4.38%	11,740

Total interest-bearing deposits	636,295	2.33%	11,117	555,579	3.34%	13,909

Short-term borrowings	977	1.50%	11	5,957	3.98%	178
Long-term borrowings	99,656	4.49%	3,355	59,697	4.97%	2,226
Subordinated debentures	20,620	4.92%	761	20,620	6.20%	959

Total interest-bearing liabilities	757,548	2.68%	$15,244	641,853	3.59%	$17,272

Demand - non interest-bearing	96,545			85,797
Other liabilities	5,550			3,611

Total liabilities	859,643			731,261

Shareholders’ equity	67,772			71,625

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$927,415			$802,886

Interest income/Earning assets		6.79%	$43,240		7.27%	$40,533
Interest expense/Interest-bearing liabilities		2.68%	15,244		3.59%	17,272

Net interest spread		4.11%	$27,996		3.68%	$23,261

Interest income/Interest-bearing assets		6.79%	43,240		7.27%	40,533
Interest expense/Interest-bearing assets		2.41%	15,244		3.10%	17,272

Net interest margin		4.39%	$27,996		4.17%	$23,261

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.6 million for the first nine months of 2008 compared to $6.7 million for the same period of 2007. The decrease in net income is attributable to losses on other-than-temporarily impaired securities, as well as realized and unrealized losses on securities for which fair value was elected. The earnings per diluted share decreased from $0.77 in the first nine months of 2007 to $0.53 in the first nine months of 2008. The return on assets and the return on equity for the first nine months of 2008 are 0.66% and 8.97% as compared to 1.12% and 12.54% for the first nine months of 2007.

INTEREST INCOME AND EXPENSE

Net interest income totaled $27.2 million in the first nine months of 2008, an increase of $4.7 million (or 20.8%) over the first nine months of 2007. Total interest and dividend income increased by $2.7 million (or 6.7%) as compared to the first nine months of 2007 as a result of growth in average earning assets. Total interest expense decreased $2.0 million (or 11.7%) as compared to the first nine months of 2007, primarily as a result of decreases in short-term interest rates by the Federal Reserve that began in the latter part of 2007 and continued during the first and third quarters of 2008. As noted in the table on page 26, the Corporation’s average earning assets have grown by $100.6 million since September 30, 2007 while the yield has decreased by 48 basis points from 7.27% to 6.79%. The growth in average earning assets more than offset the decline in yield. Meanwhile, the cost of interest bearing liabilities decreased by 91 basis points which more than offset the increase in average interest bearing liabilities of $115.7 million.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1,981,000 in the first nine months of 2008 compared to $903,000 in the first nine months of 2007. As noted in the allowance for loan loss table on page 21, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the current year are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2008.

OTHER INCOME

Other income decreased $3.8 million during the first nine months of 2008 as compared to the same period in 2007. During the third quarter of 2008, the Corporation realized an other-than-temporary impairment charge of $1,963,000 in connection with its holding of a subordinated corporate bond issued by Lehman Brothers Holdings. In addition, a substantial portion of the decrease is a result of the Corporation’s adoption of FASB Statement No. 159 for its equity portfolio as of January 1, 2008, which resulted in a pretax charge of $2.1 million for net unrealized losses on securities for which fair value was elected during the nine month period ended September 30, 2008.

Excluding the effects of securities transactions, the Corporation’s other income increased $836 thousand (or 13.5%) in the first nine months of 2008 as compared to the same period in 2007 as a result of positive trends in other non interest income line items such as trust and asset management fees, wealth management fees and service charges. Trust and asset management fees and wealth management fees increased as a result of new customer relationships generated in the Corporation’s traditional market areas as well as the ERIEBANK market area. Other services charges and fees increased $419 thousand as a result of additional insurance-related commissions being generated by Holiday Financial Services.

NON-INTEREST EXPENSE

Non-interest expense increased by 16.1% to $21.7 million during the first nine months of 2008 compared to $18.7 million during the first nine months of 2007. The majority (approximately 69%) of the increase was a result of the Corporation’s increasing costs for salaries and wages, benefits and occupancy related costs. Like many growing entities, the Corporation is faced with increasing employee and occupancy related costs in order to support its growth. As of September 30, 2008, the Corporation had 285 full time equivalent employees, compared to 262 full time equivalent employees at September 30, 2007, an increase of 8.8%. Increases in non-interest expenses such as data processing and insurance contributed to an increase in the “other” other expense line item of $921 thousand. Data processing expenses increased as a result of the new ERIEBANK branches that were opened in 2008, as well as additional services that have been purchased from the Corporation’s core computer processor. In addition, the Corporation’s insurance premiums paid to the Federal Deposit Insurance Corporation have increased as the Corporation’s deposit base has growth throughout 2008.

As mentioned in the general overview section of this analysis, the Corporation is continuing the process of expanding its ERIEBANK division and will continue to grow its consumer finance loan portfolio, Holiday Financial Services Corporation. The Corporation realizes that expenses related to these new ventures may outpace related revenues in the near term but believes the long-term growth potential is more than worth the near term cost. As such, the Corporation will strive to manage expenses while recognizing some, such as increasing costs for salaries, occupancy, outside services and technology, are the result of continued growth.

FEDERAL INCOME TAX EXPENSE

Federal income tax was $1.4 million in the first nine months of 2008 as compared to $2.4 million in the first nine months of 2007, resulting in an effective tax rate of 24.0% and 26.6%, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The decrease in the effective tax rate compared to the prior year is attributable to a higher percentage tax-exempt income compared to pre-tax income, reducing the Corporation’s anticipated effective tax rate for 2008.

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

The Corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations; however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at September 30, 2008 based on the most recent data available.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at September 30, 2008 was (7.18%) of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Static 1-Yr. Cumulative Gap	(7.18)%	1.38%
Earnings Simulation:
-200 bps vs. Stable Rate	11.15%	6.55%
+200 bps vs. Stable Rate	(5.62)%	(2.65)%

The interest rate sensitivity position at September 30, 2008 was liability sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
7/1/08 to 7/31/08	2,146	$13.53	—	168,386
8/1/08 to 8/31/08	263	13.70	—	168,386
9/1/08 to 9/30/08	1,204	13.08	—	168,386

Total	3,613	$13.39	—

Purchases not made in conjunction with the Publicly Announced Plan were made to facilitate employee benefit plans in the form of a 401(k).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – None

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE:	November 7, 2008	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE:	November 7, 2008	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)