Form 10-K
period 2008-12-31
CNB FINANCIAL CORP/PA
filed 2009-03-13
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2008:

$108,533,465

The number of shares outstanding of the registrant’s common stock as of March 9, 2009: 8,609,473 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to shareholders for the year ended December 31, 2008 are incorporated by reference into Part I and Part II.

Portions of the proxy statement for the annual shareholders’ meeting on April 21, 2009 are incorporated by reference into Part III. The incorporation by reference herein of portions of the proxy statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of regulation S-K.

INDEX

PART I.

PAGE 4	ITEM 1	Business

PAGE 13	ITEM 1A.	Risk Factors

PAGE 13	ITEM 1B.	Unresolved Staff Comments

PAGE 14	ITEM 2.	Properties

PAGE 14	ITEM 3.	Legal Proceedings

PAGE 14	ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II.

PAGE 14	ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PAGE 14	ITEM 6	Selected Financial Data

PAGE 15	ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PAGE 15	ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

PAGE 15	ITEM 8	Financial Statements and Supplementary Data

PAGE 15	ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PAGE 15	ITEM 9A.	Controls and Procedures

PAGE 16	ITEM 9B.	Other Information

PART III.

PAGE 16	ITEM 10.	Directors, Executive Officers and Corporate Governance

PAGE 16	ITEM 11.	Executive Compensation

PAGE 16	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PAGE 16	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

PAGE 16	ITEM 14	Principal Accountant Fees and Services

PART IV.

PAGE 16	ITEM 15.	Exhibits and Financial Statement Schedules

PAGE 18		Signatures

PART I.

ITEM 1. BUSINESS

CNB FINANCIAL CORPORATION

CNB Financial Corporation (the Corporation) is a Financial Holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a Financial Holding Company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December of 2006, County National Bank changed its name to CNB Bank (the Bank) and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

The Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Corporation is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto. The Corporation is currently engaged in four non-banking activities through its wholly owned subsidiaries CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation. CNB Securities Corporation was formed in 2005 to hold and manage investments that were previously owned by the Bank and the Corporation and to provide the Corporation with additional latitude to purchase other investments. County Reinsurance Company was formed in June of 2001 as a corporation in the state of Arizona. The company provides accidental death and disability and life insurance as a part of lending relationships of the Bank. CNB Insurance Agency was established in February of 2003. The company provides fixed annuity products to banking customers. The Corporation’s newest subsidiary, Holiday Financial Services Corporation, was formed in 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Finally, in addition to these operating subsidiaries, the Corporation has two wholly owned affiliates, CNB Capital Trust II and CNB Capital Trust III, which are accounted for using the equity method. These entities were formed in 2007 for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the trusts and investing the proceeds thereof in subordinated debentures.

The Corporation does not currently engage in any operating business activities, other than the ownership and management of CNB Bank, CNB Securities Corporation, County Reinsurance Company, CNB Insurance Agency, and Holiday Financial Services Corporation.

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

ERIEBANK, a division of CNB Bank, began operations in 2005 when the Bank established a loan production office in Erie, Pennsylvania and started offering commercial loan service to businesses located within Erie and Erie County. During 2006, management opened a full service branch in the Erie market at a temporary location and in 2007 opened its first two full service financial services stores. Two additional full service financial services stores were opened in the Erie community in 2008. The primary market area for the ERIEBANK division is the north western Pennsylvania county of Erie including the city of Erie and the city of Meadville located in Crawford county.

The approximate population of the general trade area is 450,000. The economy is diversified and includes manufacturing industries, wholesale and retail trade, services industries, family farms and the production of natural resources of coal, oil, gas and timber.

In addition to the Main Office, the Bank has 24 full-service branch offices and 2 loan production offices located in various communities in its market area.

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

HOLIDAY FINANCIAL SERVICES CORPORATION

In 2005, the Corporation formed Holiday Financial Services Corporation, a wholly owned subsidiary, and entered the consumer discount loan and finance business with one office located in Sidman, Pennsylvania. During 2006, three offices were opened in the communities of Hollidaysburg, Northern Cambria and Clearfield, Pennsylvania. In 2007, three additional offices in the communities of Bellefonte, Ridgway and Bradford, Pennsylvania were opened, and in 2008, one additional office was opened in Erie, Pennsylvania, bringing our total to eight. Holiday Financial Services Corporation is currently not material to the Corporation based on revenue, net income or total asset measurements; however, the Corporation plans to continue growing this entity. Management is making the necessary investments in experienced personnel and technology which we believe will facilitate the growth of Holiday Financial Services into a successful and profitable subsidiary of the Corporation in future years.

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

EXECUTIVE OFFICERS

The table below lists the executive officers of the Corporation and CNB Bank and sets forth certain information with respect to such persons.

Name	Age	Principal Occupation for Last Five Years

William F. Falger	61	President and Chief Executive Officer, CNB Financial Corporation, since January 1, 2001; President and Chief Executive Officer, CNB Bank, since January 1, 1993.

Joseph B. Bower, Jr.	45

Secretary, CNB Financial Corporation, since December 31, 2003; Executive Vice President and Chief Operating Officer, CNB Bank, since December 31, 2003; and previously Chief Financial Officer, CNB Bank, since November 10, 1997.

Mark D. Breakey	50	Executive Vice President and Credit Risk Manager, CNB Bank, since May, 1995.

Charles R. Guarino	46

Treasurer, Principal Financial Officer and Principal Accounting Officer, CNB Financial Corporation, since April 18, 2006; Chief Financial Officer, CNB Bank, since April 13, 2004 and Previously a Certified Public Accountant in Public Practice.

Richard L. Sloppy	58	Executive Vice President and Senior Loan Officer, CNB Bank, since January 1, 2004; and previously Vice President Commercial Banking, CNB Bank, since October 5, 1998.

Officers are elected annually at the reorganization meeting of the Board of Directors.

EMPLOYEES

The Corporation has no employees who are not employees of CNB Bank except for 21 individuals who are employees of Holiday Financial Services Corporation. As of December 31, 2008, the Corporation had a total of 303 employees of which 256 were full time and 47 were part time.

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

DISTRIBUTION OF ASSETS, LIABILITIES, & SHAREHOLDERS’ EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables set forth statistical information relating to the Corporation and its wholly-owned subsidiaries. The tables should be read in conjunction with the consolidated financial statements of the Corporation which are incorporated by reference hereinafter.

CNB Financial Corporation

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Interest-bearing deposits with banks	$7,875	4.79%	$377	$7,207	6.17%	$445	$6,951	6.29%	$437
Federal funds sold and securities purchased under agreements to resell	13,341	2.95%	394	5,926	6.43%	381	3,518	8.33%	293
Securities:
Taxable (1)	157,185	4.53%	7,419	126,254	5.27%	6,669	114,092	5.12%	5,876
Tax-Exempt (1, 2)	31,809	6.54%	2,053	31,589	6.76%	2,091	36,904	6.49%	2,331
Equity Securities (1, 2)	5,732	6.24%	296	10,470	5.63%	550	14,269	3.65%	495

Total Securities	215,942	5.27%	10,539	181,446	6.06%	10,136	175,734	5.75%	9,432

Loans
Commercial (2)	241,648	6.48%	15,663	225,549	7.65%	17,264	205,659	7.90%	16,255
Mortgage (2)	357,583	6.98%	24,961	315,574	7.31%	23,053	298,176	7.25%	21,632
Consumer	47,605	15.09%	7,182	29,722	15.53%	4,616	28,826	10.61%	3,059

Total Loans (3)	646,836	7.39%	47,806	570,845	7.87%	44,933	532,661	7.69%	40,946
Total earning assets	862,778	6.72%	58,345	752,291	7.32%	55,069	708,395	7.11%	50,378

Non Interest Earning Assets
Cash & Due From Banks	29,815			16,389			16,982
Premises & Equipment	22,425			17,414			14,476
Other Assets	41,805			37,805			36,598
Allowance for Loan Losses	(7,508)			(6,321)			(5,940)

Total Non Interest Earning Assets	86,537			65,287			62,116

Total Assets	$949,315			$817,578			$770,511

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - interest-bearing	$207,293	1.42%	$2,947	$151,854	1.81%	$2,756	$138,226	1.36%	$1,879
Savings	98,463	1.96%	1,928	52,500	0.81%	424	59,090	0.59%	347
Time	349,544	2.88%	10,081	354,527	4.20%	14,907	344,801	4.32%	14,880

Total interest-bearing deposits	655,300	2.28%	14,956	558,881	3.24%	18,087	542,117	3.16%	17,106
Short-term borrowings	961	1.25%	12	4,864	4.09%	199	2,286	5.07%	116
Long-term borrowings	101,613	4.52%	4,597	71,332	4.64%	3,311	58,961	4.69%	2,765
Subordinated Debentures	20,620	4.94%	1,018	17,936	7.39%	1,325	10,000	8.66%	866

Total interest-bearing liabilities	778,494	2.64%	20,583	653,013	3.51%	22,922	613,364	3.40%	20,853
Demand - non-interest-bearing	97,578			86,382			79,588
Other liabilities	6,774			6,949			6,316

Total Liabilities	882,846			746,344			699,268
Shareholders’ Equity	66,469			71,234			71,243

Total Liabilities and Shareholders’ Equity	$949,315			$817,578			$770,511

Interest Income/Earning Assets		6.72%	$58,345		7.32%	$55,069		7.11%	$50,378
Interest Expense/Interest Bearing Liabilities		2.64%	20,583		3.51%	22,922		3.40%	20,853

Net Interest Spread		4.08%	$37,762		3.81%	$32,147		3.71%	$29,525

Interest Income/Earning Assets		6.72%	$58,345		7.32%	$55,069		7.11%	$50,378
Interest Expense/Earning Assets		2.39%	20,583		3.05%	22,922		2.94%	20,853

Net Interest Margin		4.33%	$37,762		4.27%	$32,147		4.17%	$29,525

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

Net Interest Income

Rate-Volume Variance

(Dollars in thousands)

	For Twelve Months Ended December 31, 2008 over (under) 2007 Due to Change In			For Twelve Months Ended December 31, 2007 over (under) 2006 Due to Change In
	Volume	Rate	Net	Volume	Rate	Net

Assets
Interest-Bearing Deposits with Banks	$41	$(109)	$(68)	$16	$(8)	$8
Federal Funds Sold and securities purchased under agreements to resell	477	(464)	13	201	(113)	88
Securities:
Taxable	1,913	(1,163)	750	604	189	793
Tax-Exempt	32	(70)	(38)	(325)	85	(240)
Equity Securities	(289)	35	(254)	(152)	207	55

Total Securities	2,174	(1,771)	403	344	360	704

Loans
Commercial	1,232	(2,833)	(1,601)	1,572	(563)	1,009
Mortgage	3,069	(1,161)	1,908	1,262	159	1,421
Consumer	2,777	(211)	2,566	95	1,462	1,557
Total Loans	7,078	(4,205)	2,873	2,929	1,058	3,987

Total Earning Assets	$9,252	$(5,976)	$3,276	$3,273	$1,418	$4,691

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand - Interest-Bearing	$1,006	$(815)	$191	$185	$692	$877
Savings	371	1,133	1,504	(39)	116	77
Time	(210)	(4,616)	(4,826)	420	(393)	27

Total Interest-Bearing Deposits	1,167	(4,298)	(3,131)	566	415	981
Short-Term Borrowings	(160)	(27)	(187)	131	(48)	83
Long-Term Borrowings	1,406	(120)	1,286	580	(34)	546
Subordinated debentures	198	(505)	(307)	687	(228)	459

Total Interest-Bearing Liabilities	$2,611	$(4,950)	$(2,339)	$1,964	$105	$2,069

Change in Net Interest Income	$6,641	$(1,026)	$5,615	$1,309	$1,313	$2,622

1.	The change in interest due to both volume and rate had been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	Included in interest income is $1,806, $1,563 and $1,692 of fees for the years ending 2008, 2007 and 2006, respectively.

Securities

(Dollars In Thousands)

	December 31, 2008				December 31, 2007				December 31, 2006
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses

Securities Available for Sale:
U.S. Treasury	$10,059	$257	$-	$10,316	$10,955	$125	$-	$11,080	$10,965	$10	$35	$10,940
U.S. Government Sponsored Entities	40,779	486	1	41,264	26,261	112	28	26,345	24,272	3	248	$24,027
State and Political Subdivisions	54,467	667	719	54,415	27,300	664	46	27,918	35,046	1,016	20	$36,042
Mortgage-backed	109,530	580	4,830	105,280	55,924	266	326	55,864	44,030	41	444	$43,627
Corporate notes and bonds	30,908	68	6,597	24,379	33,889	215	1,208	32,896	31,124	634	38	$31,720
Other securities	1,670		35	1,635	9,480	69	860	8,689	9,449	1,126	77	$10,498

	$247,413	$2,058	$12,182	$237,289	$163,809	$1,451	$2,468	$162,792	$154,886	$2,830	$862	$156,854

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2008

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligation and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield

Securities Available for Sale:
U.S. Treasury	$4,067	4.56%	$6,249	2.51%
U.S. Government Sponsored Entities	9,625	4.21%	27,440	2.76%	$4,199	4.17%
State and Political Subdivisions	2,620	4.10%	6,364	5.42%	20,007	6.46%	$25,424	6.73%
Corporate notes and bonds	480	5.85%	5,008	6.62%	7,766	4.83%	11,125	5.38%	$105,280	4.36%

TOTAL	$16,792	4.33%	$45,061	3.53%	$31,972	5.76%	$36,549	6.32%	$105,280	4.36%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2008	2007	2006	2005	2004

Commercial, Financial and Agricultural	$228,000	$218,839	$214,804	$194,044	$187,261
Residential Mortgage	210,080	176,470	160,159	153,130	149,621
Commercial Mortgage	179,420	160,585	143,453	135,417	115,566
Consumer	58,652	47,647	29,530	28,451	29,600

GROSS LOANS	676,152	603,541	547,946	511,042	482,048
Less: Unearned Income	4,596	3,853	926	429	111

TOTAL LOANS NET OF UNEARNED	$671,556	$599,688	$547,020	$510,613	$481,937

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2008
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans

Commercial, Financial and Agricultural
Loans With Predetermined Rate	$38,730	$61,385	$17,948	$118,063
Loans With Floating Rate	61,324	24,820	23,793	109,937

	$100,054	$86,205	$41,741	$228,000

C. RISK ELEMENTS

	2008	2007	2006	2005	2004

Loans on non-accrual basis	$3,046	$1,979	$1,619	$1,561	$1,683
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	533	395	128	462	177
Troubled Debt Restructurings	-	-	-	-	-

	$3,579	$2,374	$1,747	$2,023	$1,860

1.	Interest income recorded on the non-accrual loans for the year ended December 31, 2008 was $27. Interest income which would have been recorded on these loans had they been on accrual status was $355.
2.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

3.

At December 31, 2008 there was $34,059 in loans which are considered problem loans which were not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2008	2007	2006	2005	2004

Balance at beginning of Period	$6,773	$6,086	$5,603	$5,585	$5,764
Charge-Offs:

Commercial, Financial and Agricultural	33	39		16	51
Commercial Mortgages	178	28	144	135	226
Residential Mortgages	330	180	203	152	147
Consumer	1,169	417	472	372	439
Overdraft Deposit Accounts	334	346	272	300	236

	2,044	1,010	1,091	975	1,099

Recoveries:

Commercial, Financial and Agricultural	2		3	1	1
Commercial Mortgages			3	18	13
Residential Mortgages	6	12	4		20
Consumer	84	91	100	100	65
Overdraft Deposit Accounts	111	82	93	91	21

	203	185	203	210	120

Net Charge-Offs:	(1,841)	(825)	(888)	(765)	(979)

Provision for Loan Losses	3,787	1,512	1,371	783	800

Balance at End-of-Period	$8,719	$6,773	$6,086	$5,603	$5,585

Percentage of net charge-offs during the period to average loans outstanding	0.28	0.14	0.17	0.15	0.21

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2008 % of Loans in each Category		2007 % of Loans in each Category		2006 % of Loans in each Category		2005 % of Loans in each Category		2004 % of Loans in each Category

Domestic:
Real Estate Mortgages	$4,109	57.61%	$2,927	55.61%	$2,712	55.98%	$2,434	56.21%	$2,400	55.01%
Consumer	1,671	8.67%	1,287	7.94%	617	5.24%	502	5.54%	466	6.15%
Commercial, Financial and Agricultural	2,660	33.59%	2,253	36.26%	2,553	38.61%	2,365	37.80%	2,396	38.23%
Overdraft Deposit Accounts	279	0.13%	306	0.19%	199	0.17%	261	0.45%	308	0.61%
Unallocated		0.00%		0.00%	5	0.00%	41	0.00%	15	0.00%

TOTALS	$8,719	100.00%	$6,773	100.00%	$6,086	100.00%	$5,603	100.00%	$5,585	100.00%

1.	In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.
2.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated”, while the remaining balance is “unallocated”.

Analysis of the Allowance for Loan Losses

The unallocated component of the allowance for loan losses has been eliminated beginning in 2007 as management has refined its methodology for monitoring and measuring credit risk. In 2008 and 2007, additional individual loans were subject to specific review, resulting in an increase in specific allowance allocations.

In addition, consideration of current economic risk factors were applied to individual pools of homogeneous loans. In prior years, economic risk factors were applied to the portfolio of loans as a whole and were reflected as unallocated.

DEPOSITS

(Dollars In Thousands)

December 31,	2008		2007		2006
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate

Demand - Non Interest Bearing	$97,578		$86,382		$79,588
Demand - Interest Bearing	207,293	1.42%	151,854	1.81%	138,226	1.36%
Savings Deposits	98,463	1.96%	52,500	0.81%	59,090	0.59%
Time Deposits	349,544	2.88%	354,527	4.20%	344,801	4.32%

TOTAL	$752,878		$645,263		$621,705

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2008

(Dollars In Thousands)

Maturing in:
Three months or less	$12,464
Greater than three months and through twelve months	13,089
Greater than one year and through three years	70,833
Greater than three years	14,463

$110,849

Key ratios for the Corporation for the years ended December 31, 2008 and 2007 appear in the Annual Shareholders’ Report for the year ended December 31, 2008 under the caption “Selected Financial Data” on pages 37 and 38 and are incorporated herein by reference. Short-term borrowings for the Corporation on average were less than 30% of the Corporation’s stockholders’ equity at December 31, 2008.

ITEM 1A. RISK FACTORS

Investments in CNB Financial Corporation common stock involve risk. The market price of CNB Financial Corporation common stock may fluctuate significantly in response to a number of items which are mainly beyond the control of the Corporation and could include, but are not limited to, the following:

•	Changes in the market valuations of similar corporations
•	Changes in interest rates
•	Volatility of stock market prices and volumes
•	Rumors or erroneous information
•	New developments in the financial services industry
•	Variations in quarterly or annual operating results
•	Litigation or regulatory actions
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.
•	Business conditions in the communities we serve
•	Economic and political conditions
•	Credit standards
•	Additional capital for future
•	Competition
•	Allowance for loans losses

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 24 full-service offices and 2 loan production offices. Of these 26 offices, 21 are owned and 5 are leased from independent owners. Holiday Financial Services Corporation has eight full-service offices of which seven are leased from independent owners and one is leased from the Bank. There are no encumberances on the offices owned, and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from five to twenty years.

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

None

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information relating to the Corporation’s common stock is on page 35 of the Annual Report to Shareholders for the year ended December 31, 2008 and is incorporated herein by reference. There were 2,761 registered shareholders of record as of March 9, 2009. The following table contains information about our purchases of our common stock during the fourth quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/08 to 10/31/08	-	-	-	168,386

11/1/08 to 11/30/08	-	-	-	168,386

12/1/08 to 12/31/08	-	-	-	168,386

Total	-	-	-

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is presented on pages 37 and 38 of the Annual Report to Shareholders for 2008 and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Information required by this item is presented on pages 39-48 of the Annual Report to Shareholders for 2008 and is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is presented on page 47 of the Annual Report to Shareholders for 2008 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and reports, which appear in the Annual Report to Shareholders for 2008, are incorporated herein by reference:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2008 our disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, including this Annual Report on Form 10-K for the year ended December 31, 2008, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 33 of our Annual Report to Shareholders for 2008, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2008, its system of internal control over financial reporting met those criteria and is effective.

During the fourth quarter of 2008 there was no change in the Corporation’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal controls nor were there any material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were needed.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors appears on pages 3 and 4 of the Proxy Statement for our 2009 Annual Meeting and is incorporated herein by reference. Information relating to executive officers and corporate governance is included in Item I.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item appears on pages 9-13 of the Proxy Statement for our 2009 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item appears on pages 12, 25 and 26 of our Annual Report to Shareholders for the year ended December 31, 2008 and pages 2-4 of the Proxy Statement for our 2009 Annual Meeting. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Information required by this item appears on page 14 of the Proxy Statement for our 2009 Annual Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item appears on page 15 of the Proxy Statement for our 2009 annual meeting and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) The following documents are filed as a part of this report:

1. The following financial statements and reports of the Corporation incorporated by reference in Item 8:

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

2. All financial statement schedules are omitted since they are not applicable.

3. The following exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, filed as Appendix B to the 2005 Proxy Statement and incorporated herein by reference.

3.2	By-Laws, filed as Appendix C to the 2005 Proxy Statement and incorporated herein by reference.

10.1	Employment contract with William F. Falger, filed as Exhibit 10(iii)-1to Form 10-K for 2005 and incorporated herein by reference.*

10.2	Employment contract with Joseph B. Bower, Jr., filed as Exhibit 10 (iii)-2 to Form 10-K for 2005 and incorporated herein by reference.*

10.3	1999 Stock Incentive Plan filed as Appendix A to the 1999 Proxy Statement and incorporated herein by reference. *

10.4	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed herewith. *

13.1	Portions of Annual Report to Shareholders for 2008, filed herewith.

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Form 10-K for 2006 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Section 1350 Certifications (CEO and Chief Financial Officer), filed herewith.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

Date:	March 13, 2009	By:	/s/ William F. Falger
WILLIAM F. FALGER
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

/s/ William F. Falger	/s/ William C. Polacek
WILLIAM F. FALGER	WILLIAM C. POLACEK, Director
President
(Principal Executive Officer)
Director

/s/ Charles R. Guarino	/s/ Deborah Dick Pontzer
CHARLES R. GUARINO	DEBORAH DICK PONTZER, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Joseph B. Bower, Jr.	/s/ Jeffrey S. Powell
JOSEPH B. BOWER, JR., Director	JEFFREY S. POWELL, Director

/s/ Robert E. Brown	/s/ Charles H. Reams
ROBERT E. BROWN, Director	CHARLES H. REAMS, Director

/s/ Michael F. Lezzer	/s/ James B. Ryan
MICHAEL F. LEZZER, Director	JAMES B. RYAN, Director

/s/ Dennis L. Merrey	/s/ Peter F. Smith
DENNIS L. MERREY, Chairman	PETER F. SMITH, Director

/s/ Robert W. Montler
ROBERT W. MONTLER, Director