Form 10-Q
period 2009-03-31
CNB FINANCIAL CORP/PA
filed 2009-05-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock as of May 4, 2009

COMMON STOCK: $0 PAR VALUE, 8,635,641 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number
ITEM 1 – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – March 31, 2009 and December 31, 2008

PAGE 4.	Consolidated Statements of Income – Three months ended March 31, 2009 and 2008

PAGE 5.	Consolidated Statements of Comprehensive Income – Three months ended March 31, 2009 and 2008

PAGE 6.	Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2008

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 15.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 25.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 26.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 26.	ITEM 1	Legal Proceedings

PAGE 26.	ITEM 1A	Risk Factors

PAGE 26.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 26.	ITEM 3	Defaults Upon Senior Securities

PAGE 26.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 27.	ITEM 5	Other Information

PAGE 27.	ITEM 6	Exhibits

PAGE 28.	Signatures

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited) March 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$37,515	$28,414
Interest bearing deposits with other banks	1,497	2,783
Federal funds sold	—	59

Total cash and cash equivalents	39,012	31,256

Interest bearing time deposits with other banks	5,941	6,515
Securities available for sale	234,881	237,289
Trading securities	741	892
Loans held for sale	3,331	3,332
Loans	680,962	676,152
Less: unearned discount	(3,797)	(4,596)
Less: allowance for loan losses	(9,024)	(8,719)

Net loans	668,141	662,837
FHLB and other equity interests	6,851	5,815
Premises and equipment, net	23,487	23,578
Bank owned life insurance	15,900	15,720
Mortgage servicing rights	568	552
Goodwill	10,821	10,821
Other intangible assets	160	185
Accrued interest receivable and other assets	17,407	17,726

TOTAL	$1,027,241	$1,016,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$100,246	$97,999
Interest bearing deposits	724,445	716,597

Total deposits	824,691	814,596

Treasury, tax and loan borrowings	961	719
FHLB and other borrowings	107,455	107,478
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	11,052	10,638

Total liabilities	964,779	954,051

Common stock, $0 par value; authorized 50,000,000 shares; issued 9,233,750 shares	—	—
Additional paid in capital	12,837	12,913
Retained earnings	66,694	65,890
Treasury stock, at cost (609,144 shares at March 31, 2009 and 637,694 shares at December 31, 2008)	(8,926)	(9,332)
Accumulated other comprehensive loss	(8,143)	(7,004)

Total shareholders’ equity	62,462	62,467

TOTAL	$1,027,241	$1,016,518

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,430	$11,609
Deposits with banks	72	81
Federal funds sold	—	151
Securities:
Taxable	1,906	1,774
Tax-exempt	537	305
Dividends	10	110

Total interest and dividend income	13,955	14,030

INTEREST EXPENSE:
Deposits	3,331	3,542
Borrowed funds	1,191	1,132
Subordinated debentures	230	314

Total interest expense	4,752	4,988

NET INTEREST INCOME	9,203	9,042

PROVISION FOR LOAN LOSSES	862	509

Net interest income after provision for loan losses	8,341	8,533

OTHER INCOME:
Trust and asset management fees	210	340
Service charges on deposit accounts	933	1,002
Other service charges and fees	349	296
Net realized (losses) gains on securities available for sale	(16)	117
Net realized losses from sales of securities for which fair value was elected	—	(175)
Net unrealized losses on securities for which fair value was elected	(151)	(646)
Mortgage banking	153	93
Bank owned life insurance	180	174
Wealth management	160	212
Other	133	133

Total other income	1,951	1,546

OTHER EXPENSES:
Salaries and benefits	3,565	3,889
Net occupancy expense of premises	1,104	975
Amortization of intangibles	25	25
Other	2,665	2,464

Total other expenses	7,359	7,353

INCOME BEFORE INCOME TAXES	2,933	2,726

INCOME TAX EXPENSE	707	724

NET INCOME	$2,226	$2,002

EARNINGS PER SHARE:
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

DIVIDENDS PER SHARE,
Cash dividends per share	$0.165	$0.16

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended March 31,
	2009	2008
NET INCOME	$2,226	$2,002

Other comprehensive loss, net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of ($13)	23	—

Unrealized gains (losses) on securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of $629 and $685, respectively	(1,173)	(1,273)

Reclassification adjustment for accumulated (gains) losses included in net income, net of tax of ($5) and $41, respectively	11	(76)

Other comprehensive loss	(1,139)	(1,349)

COMPREHENSIVE INCOME	$1,087	$653

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,226	$2,002
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	862	509
Depreciation and amortization	501	472
Amortization, accretion and deferred loan fees and costs	205	(108)
Net realized losses on securities available for sale	16	58
Net realized and unrealized losses on securities for which fair value was elected	151	646
Gain on sale of loans	(122)	(65)
Proceeds from sale of loans	10,241	2,029
Origination of loans held for sale	(10,177)	(3,018)
Increase in bank owned life insurance	(180)	(174)
Stock-based compensation expense	25	31
Changes in:
Accrued interest receivable and other assets	945	354
Accrued interest payable and other liabilities	450	472

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,143	3,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	574	804
Proceeds from maturities, prepayments and calls of securities	20,514	7,446
Proceeds from sales of securities	32,012	12,424
Purchase of securities	(52,071)	(29,485)
Loan origination and payments, net	(6,235)	(15,507)
Redemption (purchase) of FHLB and other equity interests	(1,036)	152
Purchase of premises and equipment	(342)	(2,019)

NET CASH USED IN INVESTING ACTIVITIES	(6,584)	(26,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	27,345	27,950
Certificates of deposit	(17,250)	3,377
Treasury stock purchased	—	(91)
Proceeds from sale of treasury stock	288	347
Proceeds from exercise of stock options	17	—
Cash dividends paid	(1,422)	(1,369)
Repayment of long-term borrowings	(23)	—
Net change in short-term borrowings	242	(801)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,197	29,413

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,756	6,436

CASH AND CASH EQUIVALENTS, Beginning	31,256	24,788

CASH AND CASH EQUIVALENTS, Ending	$39,012	$31,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$4,923	$5,208
Income taxes	$(573)	$366

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$14	$31
Grant of restricted stock awards from treasury stock	$5	$177
Sales of securities, proceeds not settled	$—	$60
Adoption of FASB Statement No. 159, transfer of securities available for sale to trading securities	$—	$7,018

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2008.

STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The Stock incentive plan, which is administered by a committee of the Board of Directors, provides for up to 625,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the fourth anniversary of the grant. For independent directors, the vesting schedule is one-third of the granted options per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $25,000 and $31,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $219,000 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended March 31, 2009 and 2008 follows:

	March 31, 2009		March 31, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	27,197	$14.03	22,688	$14.12
Granted	400	9.70	12,433	13.91
Vested	(8,658)	14.03	(6,355)	14.10
Forfeited	(1,701)	14.05	—	—

Nonvested at end of period	17,238	$13.93	28,766	$14.03

FAIR VALUE

Fair Value Option

Management elected to adopt Financial Accounting Standards Board (FASB) Statement No. 159 for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as well as its investment in certain other equity securities. Management elected the fair value option for these securities to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes included in earnings for the three months ended March 31, 2009 and 2008 were ($151,000) and ($646,000) for unrealized losses and $0 and ($175,000) for realized losses on sales. Dividend income for the three months ended March 31, 2009 and 2008 of $10,000 and $110,000 is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income.

Fair Value Measurement

FASB Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available
For Sale	$234,881	$25,761	$203,054	$6,066
Trading securities	741	741
Liabilities,
Interest rate swap	(978)		(978)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available
For Sale	$237,289	$27,007	$202,885	$7,397
Trading securities	892	892
Liabilities,
Interest rate swap	(1,015)		(1,015)

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

Beginning balance, January 1, 2009	$7,397
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive loss	(644)
Purchases, issuances, and settlements	(756)
Transfers in and/or out of Level 3	69

Ending balance, March 31, 2009	$6,066

There were no changes in unrealized gains or losses reported in earnings for the three months ended March 31, 2009 for Level 3 assets that are still held at March 31, 2009.

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

Beginning balance, January 1, 2008	$1,526
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)
Included in other comprehensive loss	(2,770)
Purchases, issuances, and settlements	3,494
Transfers in and/or out of Level 3	7,147

Ending balance, December 31, 2008	$7,397

The unrealized loss reported in earnings for the year ended December 31, 2008 for Level 3 assets that are still held at December 31, 2008 relates to a pooled trust preferred security deemed to be other-than-temporarily impaired.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$3,126			$3,126

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$3,222			$3,222

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $4,699, with a valuation allowance of $1,573 as of March 31, 2009, resulting in an additional provision for loan losses of $30 for the quarter then ended. Impaired loans had a principal balance of $4,850, with a valuation allowance of $1,628 as of December 31, 2008, resulting in an additional provision for loan losses of $1,292 for the year then ended.

SECURITIES

Securities available for sale at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009				December 31, 2008
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$12,049	$186	$—	$12,235	$10,059	$257	$—	$10,316
U.S. Gov’t sponsored entities	30,530	246	(8)	30,768	40,779	486	(1)	41,264
States & political subdivisions	56,269	1,061	(529)	56,801	54,467	667	(719)	54,415
Mortgage & asset backed	117,841	1,084	(5,539)	113,386	109,530	580	(4,830)	105,280
Corporate notes & bonds	28,933	28	(8,412)	20,549	30,908	68	(6,597)	24,379
Other securities	1,169	10	(37)	1,142	1,670	—	(35)	1,635

	$246,791	$2,615	$(14,525)	$234,881	$247,413	$2,058	$(12,182)	$237,289

At March 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	—	—	1,992	(8)	1,992	(8)
States & political subdivisions	11,317	(420)	2,893	(109)	14,210	(529)
Mortgage & asset backed	23,578	(4,302)	2,567	(1,237)	26,145	(5,539)
Corporate notes & bonds	23,169	(7,289)	1,888	(1,123)	25,057	(8,412)
Other securities	112	(37)	—	—	112	(37)

	$58,176	$(12,048)	$9,340	$(2,477)	$67,516	$(14,525)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	468	(1)	—	—	468	(1)
States & political subdivisions	18,217	(599)	3,894	(120)	22,111	(719)
Mortgage & asset backed	35,996	(1,755)	10,134	(3,075)	46,130	(4,830)
Corporate notes & bonds	3,410	(636)	17,685	(5,961)	21,095	(6,597)
Other securities	1,134	(35)	—	—	1,134	(35)

	$59,225	$(3,026)	$31,713	$(9,156)	$90,938	$(12,182)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2009, approximately 32% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium as permitted by FASB Staff Position 157-3. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. There is no indication of any significant deterioration of the creditworthiness of the underlying entities of the various trust preferred pools. Based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

The remainder of the unrealized losses is attributable to changes in interest rates, a significant portion of which is attributable to corporate debt securities, and the Corporation has both the intent and ability to hold all debt securities for the foreseeable future. For each security issuer, we monitor publicly available financial and operational information such as filings with the Securities and Exchange Commission and press releases. When reviewing this information, we consider the financial condition and near term prospects of the issuer and whether downgrades by bond rating agencies have occurred. We also consider the length of time and extent to which fair value has been less than cost. As a result, based on the detailed evaluation process described above, management does not believe any of the individual unrealized losses on debt securities represent an other-than-temporary impairment.

FEDERAL HOME LOAN BANK (FHLB) STOCK

CNB Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.

As of March 31, 2009, the Corporation holds $5,401 of stock in FHLB. In December 2008, FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Corporation’s stock is not transferable and can only be redeemed by FHLB. Further deterioration in the financial condition of FHLB may lead management to a conclusion that the cost of the Corporation’s stock in FHLB is not recoverable, which would result in a charge to earnings for impairment of the Corporation’s holdings of the stock. The amount of such a charge, if any, cannot be estimated at this time.

LOANS

Total loans at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial, industrial and agricultural	$235,442	$228,000
Residential mortgage	217,078	210,080
Commercial mortgage	170,917	179,420
Consumer and other	57,525	58,652

	$680,962	$676,152

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

DEPOSITS

Total deposits at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Percentage Change	March 31, 2009	December 31, 2008
Checking, non-interest bearing	2.3%	$100,246	$97,999
Checking, interest bearing	0.6%	237,055	235,611
Savings accounts	17.2%	160,998	137,344
Certificates of deposit	(5.0)%	326,392	343,642

	1.2%	$824,691	$814,596

EARNINGS PER SHARE

Effective January 1, 2009, the Corporation adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per share is computed using the two-class method prescribed by FASB Statement No. 128, Earnings Per Share. All previously reported earnings per share data has been retrospectively adjusted to conform to the new computation method.

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three month period ended March 31, 2009 and 2008, 157,348 and 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended March 31,
	2009	2008
Basic earnings per common share computation:

Distributed earnings allocated to common stock	$1,417	$1,364
Undistributed earnings allocated to common stock	804	631

Net earnings allocated to common stock	$2,221	$1,995

Weighted average common shares outstanding, including shares considered participating securities	8,608	8,565
Less: Average participating securities	(17)	(22)

Weighted average shares	8,591	8,543

Basic earnings per common share	$0.26	$0.23

Diluted earnings per common share computation:

Net earnings allocated to common stock	$2,221	$1,995

Weighted average common shares outstanding for basic earnings per common share	8,591	8,543
Add: Dilutive effects of assumed exercises of stock options	7	22

Weighted average shares and dilutive potential common shares	8,598	8,565

Diluted earnings per common share	$0.26	$0.23

DERIVATIVE INSTRUMENTS

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by Statement No. 133, the Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At March 31, 2009, the variable rate on the subordinated debt was 2.87% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

As of March 31, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of and for the three months ended March 31, 2009:

As of March 31, 2009

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate contract	Accrued interest payable and other liabilities	$978

For the Three Months Ended March 31, 2009

	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$23	Interest expense – subordinated debentures	($60)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $452,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in Statement No. 157. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Corporation has not elected to adopt these FSPs for its quarter ended March 31, 2009, and adoption effective April 1, 2009 is not expected to have a material effect on the Corporation’s results of operations or financial position.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary CNB Bank (the “Bank”) provides financial services to individuals and businesses within the Bank’s market area which is primarily made up of the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. During 2005, the Bank entered the northwestern Pennsylvania county of Erie and began doing business as ERIEBANK. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not intended to be indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is a Corporation of Arizona, and provides credit life and disability for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Finally, Holiday Financial Services Corporation (“Holiday”) was formed in 2005 to facilitate the Corporation’s entry into the consumer discount loan and finance business. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

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

GENERAL OVERVIEW

The Corporation continues to seek out growth opportunities, with plans to develop its Meadville, Pennsylvania loan production office to a full service store at a future date. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan and deposit growth during 2009.

The Corporation began 2009 with a total of eight offices within Holiday Financial Services Corporation. Although the consumer discount loan business is relatively new to the Corporation, management has made the necessary investments in experienced personnel and technology which has facilitated the growth of Holiday into a successful and profitable subsidiary of the Corporation.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures will continue to provide growth in earning assets as well as enhanced non-interest income which we believe will more than offset these costs in 2009 and beyond. In addition, during the latter part of 2008 and continuing into 2009, the Corporation began a cost management study covering all areas of non-interest expense. Cost savings as a result of this study will begin to be recognized in 2009 with benefits continuing into subsequent years.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. Although we expect to see some slight compression of our net interest margin in 2009 as a result of the current and projected yield curve, management will continue to apply a disciplined approach to managing our balance sheet in these uncertain times. We have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. Due to our continued growth, non-interest income should be enhanced in several areas including service charges and other fees. In addition, mortgage banking income is expected to increase in 2009 due to an expanded volume of refinancing activity resulting from projected historically low borrowing rates. While our business plan continues to focus on commercial lending, we now offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to enhance core earnings through the remainder of 2009.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $39.0 million at March 31, 2009 compared to $31.3 million at December 31, 2008. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities remained relatively flat decreasing $2.6 million or 1.1% since December 31, 2008. The slight decrease is primarily the result of decreases in the market value of the Corporation’s available-for-sale and trading securities portfolios. In addition, as more fully described below, the Corporation also had a higher than normal volume of sales and purchases of securities available for sale during the first quarter of 2009.

The Corporation’s structured pooled trust preferred securities currently do not trade in an active, open market with readily observable prices and are therefore classified within Level 3 of the valuation hierarchy. The fair value of these securities has been calculated using a discounted cash flow model and market liquidity premium as permitted by FSP 157-3. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that the subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of March 31, 2009, the Corporation held three structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $4,866,000 and fair value of $850,000, one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost of $1,224,000 and fair value of $1,175,000, and one structured pooled trust preferred security rated B3 by Moody’s having an amortized cost of $985,000 and fair value of $404,000.

Based on our evaluation of structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

During the first quarter of 2009, management identified its corporate debt investments as a potential credit risk to the Corporation based upon the continued downturn in the economy and the resulting effect on the financial services industry. As a result of a thorough evaluation process which included risk profiling of individual issuers and comparisons of corporate debt exposure to peer institutions, management elected to liquidate a portion of its investments in “mid-tier” financial institution corporate debt. The total reduction in corporate debt of approximately $2.0 million brought the Corporation’s exposure below the median of its peers based on data obtained from quarterly Uniform Bank Performance Reports. Proceeds from the sale of these corporate securities totaled $1,694,000 resulting in gross realized losses of $780,000. To offset this loss, the Corporation sold obligations of U.S. Government sponsored entities, state and political subdivisions, and mortgage-backed securities resulting in total proceeds of $30,318,000 and gross gains of $764,000. Management will continue to closely monitor its corporate debt portfolio and reduce identified risks based on changes in the economic environment and the fundamental financial health of individual institutions in which the Corporation is invested.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments. We monitor the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset/Liability Committee (“ALCO’) meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, we maintain a sufficient level of liquidity to satisfy depositor requirements and various credit needs of our customers.

LOANS

The Corporation experienced a slight increase in loan demand during the first three months of 2009. Our lending is primarily focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects moderately increasing loan demand throughout 2009 primarily as a result of the continued growth of our ERIEBANK division.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance. The table below shows activity within the allowance account (in thousands):

	Three months ending March 31, 2009	Year ending December 31, 2008	Three months ending March 31, 2008
Balance at beginning of period	$8,719	$6,773	$6,773
Charge-offs:
Commercial, industrial, and agricultural	—	33	—
Commercial mortgages	78	178	69
Residential mortgages	53	330	114
Consumer	435	1,169	121
Overdraft deposit accounts	51	334	66

	617	2,044	370

Recoveries:
Commercial, industrial, and agricultural	—	2	—
Commercial mortgages	—	—	1
Residential mortgages	—	6	1
Consumer	15	84	22
Overdraft deposit accounts	45	111	33

	60	203	57

Net charge-offs	(557)	(1,841)	(313)

Provision for loan losses	862	3,787	509

Balance at end of period	$9,024	$8,719	$6,969

	Three months ending March 31, 2009	Year ending December 31, 2008	Three months ending March 31, 2008
Loans, net of unearned	$677,165	$671,556	$614,979
Allowance to net loans	1.33%	1.30%	1.13%
Net charge-offs to average loans	0.33%	0.28%	0.21%
Nonperforming assets	$4,862	$4,250	$3,157
Nonperforming % of total assets	0.47%	0.42%	0.36%

The adequacy of the allowance for loan losses is subject to a formal analysis by the credit administrator of the Corporation. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of classified loans that is given a specific reserve. The remaining loans are pooled, by category, into these segments:

Reviewed

•	Commercial, industrial, and agricultural

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

The reviewed loan pools are further segregated into four categories: special mention, substandard, doubtful, and unclassified. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends. The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

•	Levels of and trends in delinquencies, non-accrual loans, and classified loans

•	Trends in volume and terms of loans

•	Effects of any changes in lending policies and procedures

•	Experience, ability and depth of management

•	National and local economic trends and conditions

•	Concentrations of credit

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

During the three month period ended March 31, 2009, the Corporation increased its provision for loan losses and allowance as compared to the three month period ended March 31, 2008. The increase was a result of increases in net charge-offs, primarily in the consumer discount portfolio, as well as growth in loans outstanding and nonperforming loans from March 31, 2008 to March 31, 2009. Due to the continued growth of Holiday Financial Services, the Corporation has begun to grow a more significant portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in its bank consumer loan portfolio. Although such loans only represent 2.6% of the Corporation’s total outstanding loans at March 31, 2009, the growth in this higher credit risk portfolio was considered, resulting in increases to our provision and allowance for the three months ended March 31, 2009.

Nonperforming loans and net charge-offs have increased during the first three months of 2009, primarily as a result of the effect of rising costs and the overall challenging economic environment on certain borrowers. Management believes that both its current period provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2009.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $10.1 million from $814.6 million at December 31, 2008 to $824.7 million at March 31, 2009. The growth in deposits was primarily the result of increases in savings accounts of $23.7 million, which was offset by a decrease in certificates of deposit of $17.3 million. The increase in savings accounts occurred as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK franchise.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs. There were no new borrowings during the quarter ended March 31, 2009; however, management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $62.5 million at both March 31, 2009 and December 31, 2008. In the first three months of 2009, the Corporation earned $2.2 million and declared dividends of $1.4 million, a dividend payout ratio of 63.9% of net income.

The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Bank’s total risk-based capital ratio of 10.80% at March 31, 2009 is above the well-capitalized standard of 10%. The Bank’s Tier 1 capital ratio of 9.71% is above the well-capitalized minimum of 6%. The Bank’s leverage ratio at March 31, 2009 was 7.30%, also above the well-capitalized standard of 5%. The Corporation’s total risk-based capital, Tier 1 capital and leverage ratios all exceed well-capitalized standards as well. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. An evaluation of risk-based capital ratios and the capital position of the Corporation is part of its budgeting and strategic planning processes.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 6 provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity and interest rate position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2009 (in thousands):

Commitments to extend credit	$201,362
Standby letters of credit	11,181

$212,543

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2009			March 31, 2008
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$8,693	3.31%	$72	$6,258	5.18%	$81
Federal funds sold and securities purchased under agreements to resell	5	0.00%	—	10,736	5.63%	151
Securities:
Taxable (1)	188,543	3.82%	1,906	142,449	4.96%	1,774
Tax-Exempt (1,2)	52,635	6.00%	774	27,616	6.63%	443
Equity Securities (1,2)	1,363	3.82%	13	7,414	7.05%	144

Total	251,239	4.38%	2,765	194,473	5.83%	2,593

Loans:
Commercial (2)	241,012	5.71%	3,440	233,186	6.89%	4,014
Mortgage (2)	386,901	6.53%	6,313	334,091	7.29%	6,089
Consumer	47,930	15.09%	1,808	41,671	15.39%	1,603

Total loans (3)	675,843	6.84%	11,561	608,948	7.69%	11,706

Total earning assets	927,082	6.12%	$14,326	803,421	7.12%	$14,299

Non interest-bearing assets:
Cash and due from banks	32,882			19,223
Premises and equipment	23,573			21,153
Other assets	48,228			37,943
Allowance for loan losses	(8,935)			(6,890)

Total non interest-bearing assets	95,748			71,429

TOTAL ASSETS	$1,022,830			$874,850

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$235,934	0.97%	573	$177,211	1.67%	740
Savings	154,175	1.84%	711	62,509	1.27%	199
Time	328,066	2.50%	2,047	346,093	3.01%	2,603

Total interest-bearing deposits	718,175	1.86%	3,331	585,813	2.42%	3,542

Short-term borrowings	3,563	0.45%	4	1,278	2.50%	8
Long-term borrowings	107,463	4.42%	1,187	98,000	4.59%	1,124
Subordinated debentures	20,620	4.46%	230	20,620	6.09%	314

Total interest-bearing liabilities	849,821	2.24%	$4,752	705,711	2.83%	$4,988

Demand - non interest-bearing	98,245			90,587
Other liabilities	11,148			7,954

Total liabilities	959,214			804,252

Shareholders’ equity	63,616			70,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,022,830			$874,850

Interest income/Earning assets		6.12%	$14,326		7.12%	$14,299
Interest expense/Interest-bearing liabilities		2.24%	4,752		2.83%	4,988

Net interest spread		3.88%	$9,574		4.29%	$9,311

Interest income/Interest-bearing assets		6.12%	14,326		7.12%	14,299
Interest expense/Interest-bearing assets		2.05%	4,752		2.48%	4,988

Net interest margin		4.07%	$9,574		4.63%	$9,311

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2.2 million for the first quarter of 2009 compared to $2.0 million for the same period of 2008. The earnings per diluted share increased from $0.23 in the first three months of 2008 to $0.26 for the first three months of 2009. The return on assets and the return on equity for the first three months of 2009 are 0.88% and 14.19% compared to 0.92% and 11.41% for the first three months of 2008.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.2 million in the first quarter, an increase of $170 thousand (or 1.9%) over the first quarter of 2008. Total interest and dividend income decreased by $66 thousand (or 0.5%) as compared to the first quarter of 2008. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets. Total interest expense decreased $236 thousand (or 4.7%) as compared to the first quarter of 2008. The Corporation’s deposits continue to grow; however, interest expense has been positively impacted by decreases in rates paid on deposit accounts, primarily as a result of decreases in short-term interest rates by the Federal Reserve throughout 2008.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $862 thousand in the first quarter of 2009 compared to $509 thousand in the first quarter of 2008. As noted in the allowance for loan loss table on pages 18 and 19, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the current year are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2009.

OTHER INCOME

Other income increased $396 thousand (or 25.6%) in the first three months of 2009 as compared to the same period in 2008. However, a substantial portion of the increase is a result of the Corporation’s net securities losses incurred during the first quarter of 2008, which resulted in a pretax charge of $646 thousand for net unrealized loses on securities and $175 thousand for realized losses on securities sold for which fair value was elected.

Excluding the effects of securities transactions, the Corporation’s other income decreased $141 thousand (or 6.3%) in the first quarter of 2009 as compared to the same period in 2008. The most significant decrease of $130 thousand, or 38.2%, occurred in trust and management fee income, which is a result of fewer estates being administered by the Corporation’s trust department in the first quarter of 2009 compared to the first quarter of 2008.

NON-INTEREST EXPENSE

Non-interest expense was $7.4 million in the first quarter of both 2009 and 2008. The Corporation’s insurance premiums paid to the Federal Deposit Insurance Corporation (“FDIC”) increased by $390 thousand as a result of the Corporation’s utilization of credits which offset FDIC insurance premiums through early 2008, as well as increases in the deposits on which the premium assessment is based and higher assessment rates.

As an institution insured by the Federal Deposit Insurance Corporation (FDIC), the Corporation is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Corporation, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.

These changes would result in increased deposit insurance expense for the Corporation in 2009. These increases will be reflected in other expenses in the Bank’s consolidated statement of income in the period of enactment.

Salaries and benefit expenses decreased $324 thousand, primarily due to a decrease in health insurance costs of $124 thousand and a decrease in supplemental executive retirement plan expenses of $132 thousand.

Beginning in the latter part of 2008, management began conducting a cost control study with savings expected to be realized throughout the remainder of 2009 and subsequent years. As a result of this ongoing evaluation, the Corporation will strive to manage expenses while recognizing that certain costs are the result of continued growth.

INCOME TAX EXPENSE

Income tax expense was $707 thousand in the first quarter of 2009 as compared to $724 thousand in the first quarter of 2008, resulting in an effective tax rate of 24.1% and 26.6%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The decrease in the effective tax rate is attributable to a higher percentage of tax-exempt income compared to pre-tax income.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan Losses), of the 2008 Annual Report and 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2008.

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

The Corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations; however taken together they represent a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at December 31, 2008 based on the most recent data available. Management is not aware of any events or conditions that occurred during the first quarter of 2009 that would significantly change the data extracted from the models and the related conclusions.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at December 31, 2008 was 1.42% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2008:

Static 1-Yr. Cumulative Gap	1.42%
Earnings Simulation:
-200 bps vs. Stable Rate	6.28%
+200 bps vs. Stable Rate	(10.59)%

The interest rate sensitivity position at December 31, 2008 was asset sensitive in the short-term. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—There were no shares purchased as part of publicly announced plans or programs from January 1, 2009 to March 31, 2009. The maximum number of shares that may yet be purchased under publicly announced plans or programs is 168,386.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – None

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2009	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: May 8, 2009	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)