Form 10-Q
period 2009-06-30
CNB FINANCIAL CORP/PA
filed 2009-08-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the issuer’s common stock as of August 3, 2009

COMMON STOCK: $0 PAR VALUE, 8,666,766 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number

ITEM 1 – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – June 30, 2009 and December 31, 2008

PAGE 4.	Consolidated Statements of Income – Three months ended June 30, 2009 and 2008

PAGE 5.	Consolidated Statements of Income – Six months ended June 30, 2009 and 2008

PAGE 6.	Consolidated Statements of Comprehensive Income – Three and six month periods ended June 30, 2009 and 2008

PAGE 7.	Consolidated Statements of Cash Flows – Six months ended June 30, 2009 and 2008

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 20.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 30.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 31.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 32.	ITEM 1 Legal Proceedings

PAGE 32.	ITEM 1A Risk Factors

PAGE 32.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 32.	ITEM 3 Defaults Upon Senior Securities

PAGE 32.	ITEM 4 Submission of Matters for Security Holders Vote

PAGE 32.	ITEM 5 Other Information

PAGE 32.	ITEM 6 Exhibits

PAGE 33.	Signatures

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited) June 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$38,380	$28,414
Interest bearing deposits with other banks	2,266	2,783
Federal funds sold	—	59

Total cash and cash equivalents	40,646	31,256

Interest bearing time deposits with other banks	5,737	6,515
Securities available for sale	255,341	237,289
Trading securities	835	892
Loans held for sale	7,449	3,332
Loans	678,309	676,152
Less: unearned discount	(4,127)	(4,596)
Less: allowance for loan losses	(9,230)	(8,719)

Net loans	664,952	662,837
FHLB and other equity interests	7,062	5,815
Premises and equipment, net	22,821	23,578
Bank owned life insurance	16,080	15,720
Mortgage servicing rights	732	552
Goodwill	10,821	10,821
Other intangible assets	135	185
Assets held for sale	699	—
Accrued interest receivable and other assets	17,416	17,726

TOTAL	$1,050,726	$1,016,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$104,736	$97,999
Interest bearing deposits	740,251	716,597

Total deposits	844,987	814,596

Treasury, tax and loan borrowings	1,710	719
FHLB and other borrowings	107,558	107,478
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	11,801	10,638

Total liabilities	986,676	954,051

Common stock, $0 par value; authorized 50,000,000 shares; issued 9,233,750 shares	—	—
Additional paid in capital	12,811	12,913
Retained earnings	67,756	65,890
Treasury stock, at cost (581,907 shares at June 30, 2009 and 637,694 shares at December 31, 2008)	(8,546)	(9,332)
Accumulated other comprehensive loss	(7,971)	(7,004)

Total shareholders’ equity	64,050	62,467

TOTAL	$1,050,726	$1,016,518

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended June 30,
	2009	2008

INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,404	$11,594
Deposits with banks	60	79
Federal funds sold	—	81
Securities:
Taxable	1,872	1,799
Tax-exempt	489	308
Dividends	8	62

Total interest and dividend income	13,833	13,923

INTEREST EXPENSE:
Deposits	3,120	3,610
Borrowed funds	1,127	1,095
Subordinated debentures	219	219

Total interest expense	4,466	4,924

NET INTEREST INCOME	9,367	8,999

PROVISION FOR LOAN LOSSES	1,008	756

Net interest income after provision for loan losses	8,359	8,243

OTHER INCOME:
Trust and asset management fees	236	265
Service charges on deposit accounts	1,081	1,046
Other service charges and fees	372	354
Net realized losses from sales of securities for which fair value was elected	—	(79)
Net unrealized gains (losses) on securities for which fair value was elected	93	(379)
Mortgage banking	344	102
Bank owned life insurance	180	160
Wealth management	173	208
Other	272	173

	2,751	1,850

Total other-than-temporary impairment losses on available-for-sale securities	(1,420)	—
Portion of loss recognized in other comprehensive loss	1,180	—

Net impairment losses recognized in earnings	(240)	—
Net realized gains on securities available for sale	291	—

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	51	—

Total other income	2,802	1,850

OTHER EXPENSES:
Salaries and benefits	3,498	3,763
Net occupancy expense of premises	969	861
Amortization of intangibles	25	25
Other	3,318	2,457

Total other expenses	7,810	7,106

INCOME BEFORE INCOME TAXES	3,351	2,987

INCOME TAX EXPENSE	863	811

NET INCOME	$2,488	$2,176

EARNINGS PER SHARE:
Basic	$0.29	$0.25
Diluted	$0.29	$0.25

DIVIDENDS PER SHARE,
Cash dividends per share	$0.165	$0.16

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended June 30,
	2009	2008

INTEREST AND DIVIDEND INCOME:
Loans including fees	$22,834	$23,203
Deposits with banks	132	160
Federal funds sold	—	232
Securities:
Taxable	3,778	3,573
Tax-exempt	1,026	613
Dividends	18	172

Total interest and dividend income	27,788	27,953

INTEREST EXPENSE:
Deposits	6,451	7,152
Borrowed funds	2,318	2,227
Subordinated debentures	449	533

Total interest expense	9,218	9,912

NET INTEREST INCOME	18,570	18,041

PROVISION FOR LOAN LOSSES	1,870	1,265

Net interest income after provision for loan losses	16,700	16,776

OTHER INCOME:
Trust and asset management fees	446	605
Service charges on deposit accounts	2,014	2,048
Other service charges and fees	721	650
Net realized losses from sales of securities for which fair value was elected	—	(254)
Net unrealized losses on securities for which fair value was elected	(58)	(1,025)
Mortgage banking	497	195
Bank owned life insurance	360	334
Wealth management	333	420
Other	405	306

	4,718	3,279

Total other-than-temporary impairment losses on available-for-sale securities	(1,420)	—
Portion of loss recognized in other comprehensive loss	1,180	—

Net impairment losses recognized in earnings	(240)	—
Net realized gains on securities available for sale	275	117

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	35	117

Total other income	4,753	3,396

OTHER EXPENSES:
Salaries and benefits	7,063	7,652
Net occupancy expense of premises	2,073	1,836
Amortization of intangibles	50	50
Other	5,983	4,921

Total other expenses	15,169	14,459

INCOME BEFORE INCOME TAXES	6,284	5,713

INCOME TAX EXPENSE	1,570	1,535

NET INCOME	$4,714	$4,178

EARNINGS PER SHARE:
Basic	$0.55	$0.49
Diluted	$0.55	$0.49

DIVIDENDS PER SHARE,
Cash dividends per share	$0.33	$0.32

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

NET INCOME	$2,488	$2,176	$4,714	$4,178

Other comprehensive income (loss), net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of ($106) and ($119) for the three and six months ended June 30, 2009	200	—	223	—

Unrealized gains (losses) on securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of ($3) and $1,805 for the three months ended June 30, 2009 and 2008, and $628 and $2,491 for the six months ended June 30, 2009 and 2008	6	(3,353)	(1,167)	(4,626)

Reclassification adjustment for accumulated (gains) losses included in net income, net of tax of $17 for the three months ended June 30, 2009, and $12 and $41 for the six months ended June 30, 2009 and 2008	(34)	—	(23)	(76)

Other comprehensive income (loss)	172	(3,353)	(967)	(4,702)

COMPREHENSIVE INCOME (LOSS)	$2,660	$(1,177)	$3,747	$(524)

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,714	$4,178
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,870	1,265
Depreciation and amortization	993	908
Amortization, accretion and deferred loan fees and costs	549	(317)
Net impairment losses realized in earnings and gains on available-for-sale securities	(35)	(117)
Net realized and unrealized losses on securities for which fair value was elected	58	1,279
Gain on sale of loans	(435)	(137)
Proceeds from sale of loans	27,605	4,811
Origination of loans held for sale	(31,555)	(7,285)
Increase in bank owned life insurance	(360)	(333)
Stock-based compensation expense	56	77
Changes in:
Accrued interest receivable and other assets	700	282
Accrued interest payable and other liabilities	1,589	(1,803)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,749	2,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing time deposits with other banks	778	(897)
Proceeds from maturities, prepayments and calls of securities	44,749	19,589
Proceeds from sales of securities	51,227	13,003
Purchase of securities	(116,201)	(49,498)
Loan origination and payments, net	(4,176)	(61,589)
Redemption (purchase) of FHLB and other equity interests	(1,247)	608
Purchase of premises and equipment	(797)	(3,314)
Proceeds from the sale of premises and equipment and foreclosed assets	66	47

NET CASH USED IN INVESTING ACTIVITIES	(25,601)	(82,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	57,359	91,590
Certificates of deposit	(26,968)	5,096
Treasury stock purchased	—	(611)
Proceeds from sale of treasury stock	606	572
Proceeds from exercise of stock options	22	—
Cash dividends paid	(2,848)	(2,739)
Advances from long-term borrowings	625	5,000
Repayment of long-term borrowings	(4,545)	(4,000)
Net change in short-term borrowings	4,991	(1,559)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,242	93,349

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,390	14,106

CASH AND CASH EQUIVALENTS, Beginning	31,256	26,587

CASH AND CASH EQUIVALENTS, Ending	$40,646	$40,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$9,411	$9,990
Income taxes	$630	$2,450

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$19	$126
Transfers to assets held for sale	$699	$—
Grant of restricted stock awards from treasury stock	$—	$173
Adoption of FASB Statement No. 159, transfer of securities available for sale to trading securities	$—	$7,018

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2009 and for the quarters and six months ended June 30, 2009 and 2008 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. Management has evaluated events occurring subsequent to the balance sheet date through August 7, 2009, the financial statement issuance date, determining no events require adjustment to or additional disclosure in the consolidated financial statements. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2009 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2008.

STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The Stock incentive plan, which is administered by a committee of the Board of Directors, provides for up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the fourth anniversary of the grant. For independent directors, the vesting schedule is one-third of the granted options per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $31,000 and $56,000 for the three and six months ended June 30, 2009 and $46,000 and $77,000 for the three and six months ended June 30, 2008. As of June 30, 2009, there was $188,000 of total unrecognized compensation cost related to unvested restricted stock awards. A summary of changes in unvested restricted stock awards for the three months ended June 30, 2009 and 2008 follows:

	June 30, 2009		June 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	17,238	$13.93	28,766	$14.03
Granted	—	—	—	—
Vested	—	—	(825)	14.10
Forfeited	—	—	—	—

Nonvested at end of period	17,238	$13.93	27,941	$14.03

A summary of changes in unvested restricted stock awards for the six months ended June 30, 2009 and 2008 follows:

	June 30, 2009		June 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	27,197	$14.03	22,688	$14.12
Granted	400	9.70	12,433	13.91
Vested	(8,658)	14.03	(7,180)	14.10
Forfeited	(1,701)	14.05	—	—

Nonvested at end of period	17,238	$13.93	27,941	$14.03

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

Fair value changes attributable to unrealized gains (losses) that were included in earnings for the three and six months ended June 30, 2009 were $93,000 and ($58,000). Fair value changes included in earnings for the three and six months ended June 30, 2008 were ($379,000) and ($1,025,000) for unrealized losses and ($79,000) and ($254,000) for realized losses on sales. There were no sales of securities for which the fair value option was elected during the three and six months ended June 30, 2009.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $8,000 and $18,000 for the three and six months ended June 30, 2009 and $62,000 and $172,000 for the three and six months ended June 30, 2008.

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair values of certain mortgage-backed securities classified as available for sale have been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price these securities using a proprietary model, which incorporates assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

Trust preferred securities which are issued by financial institutions and insurance companies are priced using Level 3 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely, and the once active market has become comparatively inactive.

The Corporation engaged a third party consultant who has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral and default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining individual security valuations. Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Our derivative instrument is an interest rate swap that trades in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

The fair value of impaired loans is determined using the fair value of collateral for collateral dependent loans and the estimated present value of future cash flows for non-collateral dependent loans. The Corporation uses appraisals prepared by valuation specialists and other available data such as comparable sales and industry data to estimate the fair value of collateral and present value of future cash flows (Level 3 inputs).

Assets and Liabilities Measured on a Recurring Basis

	June 30, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities Available For Sale:
U.S. Treasury	$11,184		$11,184
U.S. Government sponsored entities	28,326	$6,000	22,326
States and political subdivisions	63,532	6,025	57,507
Mortgage and asset backed	125,634	11,069	111,752	$2,813
Corporate notes and bonds	16,019		16,019
Pooled trust preferred	2,778			2,778
Pooled SBA	6,202	4,254	1,948
Other securities	1,666	1,666

Total Securities Available For Sale	$255,341	$29,014	$220,736	$5,591

Trading securities – equity securities	$835	$835

Liabilities,
Interest rate swap	$(673)		$(673)

	December 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities Available For Sale:
U.S. Treasury	$10,316		$10,316
U.S. Government sponsored entities	41,264	$13,059	28,205
States and political subdivisions	54,415	7,295	47,120
Mortgage-backed	104,418	5,018	95,082	$4,318
Corporate notes and bonds	22,162		22,162
Pooled trust preferred	3,079			3,079
Other securities	1,635	1,635

Total Securities Available For Sale	$237,289	$27,007	$202,885	$7,397

Trading securities – equity securities	$892	$892

Liabilities,
Interest rate swap	$(1,015)		$(1,015)

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 (in thousands):

Beginning balance, April 1, 2009	$6,066
Total gains or losses (realized/unrealized):
Included in earnings	(240)
Included in other comprehensive loss	647
Purchases, issuances, and settlements	(882)
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2009	$5,591

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

Beginning balance, January 1, 2009	$7,397
Total gains or losses (realized/unrealized):
Included in earnings	(240)
Included in other comprehensive loss	3
Purchases, issuances, and settlements	(1,638)
Transfers in and/or out of Level 3	69

Ending balance, June 30, 2009	$5,591

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	June 30, 2009	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$4,505			$4,505

	December 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$3,222			$3,222

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $6,194, with a valuation allowance of $1,686 as of June 30, 2009, resulting in an additional provision for loan losses of $299 and $185 for the three and six months then ended. Impaired loans had a principal balance of $4,850, with a valuation allowance of $1,628 as of December 31, 2008, resulting in an additional provision for loan losses of $1,292 for the year then ended.

Fair Value of Financial Instruments

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans, deposits or borrowings that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. It is not practical to determine the fair value of FHLB stock and other equity interests due to restrictions placed on the transferability of these instruments. The fair value of off balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off balance sheet items is not material.

While these estimates of fair value are based on management’s judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures. Also, non-financial instruments typically not recognized on the balance sheet may have value but are not included in the fair value disclosures. These include, among other items, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, customer goodwill, and similar items.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$40,646	$40,646	$31,256	$31,256
Interest bearing time deposits with other banks	5,737	5,993	6,515	6,658
Securities available for sale	255,341	255,341	237,289	237,289
Trading securities	835	835	892	892
Loans held for sale	7,449	7,479	3,332	3,339
Net loans	664,952	693,369	662,837	682,741
FHLB and other equity interests	7,062	N/A	5,815	N/A
Accrued interest receivable	4,243	4,243	4,470	4,470

LIABILITIES
Deposits	$(844,987)	$(834,569)	$(814,596)	$(816,456)
Borrowings	(129,888)	(138,998)	(128,817)	(135,760)
Interest rate swap	(673)	(673)	(1,015)	(1,015)
Accrued interest payable	(1,797)	(1,797)	(2,107)	(2,107)

SECURITIES

Securities available for sale at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009				December 31, 2008
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$11,043	$141	$—	$11,184	$10,059	$257	$—	$10,316
U.S. Gov’t sponsored entities	28,399	71	(144)	28,326	40,779	486	(1)	41,264
States & political subdivisions	63,369	806	(643)	63,532	54,467	667	(719)	54,415
Mortgage & asset backed	127,020	1,085	(2,471)	125,634	105,623	580	(1,785)	104,418
Corporate notes & bonds	22,771	39	(6,791)	16,019	27,735	31	(5,604)	22,162
Pooled trust preferred	6,777	—	(3,999)	2,778	7,080	37	(4,038)	3,079
Pooled SBA	6,246	1	(45)	6,202	—	—	—	—
Other securities	1,670	16	(20)	1,666	1,670	—	(35)	1,635

	$267,295	$2,159	$(14,113)	$255,341	$247,413	$2,058	$(12,182)	$237,289

At June 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2009

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	7,855	(144)	—	—	7,855	(144)
States & political subdivisions	15,000	(347)	7,108	(296)	22,108	(643)
Mortgage & asset backed	41,537	(822)	7,465	(1,649)	49,002	(2,471)
Corporate notes & bonds	—	—	15,848	(6,791)	15,848	(6,791)
Pooled trust preferred	—	—	2,778	(3,999)	2,778	(3,999)
Pooled SBA	1,948	(45)	—	—	1,948	(45)
Other securities	129	(20)	—	—	129	(20)

	$66,469	$(1,378)	$33,199	$(12,735)	$99,668	$(14,113)

December 31, 2008

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	468	(1)	—	—	468	(1)
States & political subdivisions	18,217	(599)	3,894	(120)	22,111	(719)
Mortgage & asset backed	35,572	(312)	9,695	(1,473)	45,267	(1,785)
Corporate notes & bonds	2,985	(71)	17,154	(5,533)	20,139	(5,604)
Pooled trust preferred	849	(2,008)	970	(2,030)	1,819	(4,038)
Other securities	1,134	(35)	—	—	1,134	(35)

	$59,225	$(3,026)	$31,713	$(9,156)	$90,938	$(12,182)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2009, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account estimated levels of deferrals and defaults by the underlying issuers. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Within the next two years, management expects that credit markets will normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates.

Using this methodology, one of the Corporation’s structured pooled trust preferred securities was deemed to become other-than-temporarily impaired during the quarter ended June 30, 2009. As described in the “Recent Accounting Pronouncements” disclosure, the Corporation adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. As a result, the Corporation separated the other-than-temporary impairment related to this structured pooled trust preferred security into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected. As a result of implementing this standard, the amount of other-than-temporary impairment recognized in income for the three months ended June 30, 2009 was $240,000. Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the period would have been $1,420,000.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended June 30, 2009 is as follows (in thousands):

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period (as measured effective April 1, 2009 upon adoption of FSP FAS 115-2 and FAS 124-2)	$—
Additional credit loss for which other-than-temporary impairment was not previously recognized	240

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$240

At June 30, 2009, approximately 28% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium as permitted by FASB Statement No. 157, as amended. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

For all of the securities that comprise corporate notes and bonds, the Corporation’s management follows the guidance in FASB Statement No. 115, SEC Staff Accounting Bulletin No. 59, and SEC Staff Accounting Topic 5.M while performing its analysis of other-than-temporary impairment. For each security issuer, management monitors publicly available financial information such as filings with the Securities and Exchange Commission. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2009 and December 31, 2008, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

•	There is no indication of any significant deterioration of the creditworthiness of the institutions who issued the securities.

•	The unrealized losses are predominantly attributable to liquidity disruptions within the credit markets and the generally stressed condition of the financial services industry.

•

All contractual interest payments on the securities have been received as scheduled, and no information has come to management’s attention through the processes previously described which would lead to a conclusion that future contractual payments will not be received timely.

The Corporation does not intend to sell and it is not more likely than not that it will be required to sell the securities in an unrealized loss position before recovery of its amortized cost basis.

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2009	$19,215	$357	$(66)
Six months ended June 30, 2009	51,227	1,121	(846)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

1 year or less	$32,694	$17,791
1 year – 5 years	33,011	44,062
5 years – 10 years	35,200	31,971
After 10 years	27,136	37,412

	128,041	131,236
Mortgage & asset backed securities	125,634	104,418

Total debt securities	$253,675	$235,654

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

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

As of June 30, 2009, the Corporation holds $5,401 of stock in FHLB. In December 2008, FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Corporation’s stock is not transferable and can only be redeemed by FHLB. Further deterioration in the financial condition of FHLB may lead management to a conclusion that the cost of the Corporation’s stock in FHLB is not recoverable, which would result in a charge to earnings for impairment of the Corporation’s holdings of the stock. The amount of such a charge, if any, cannot be estimated at this time.

ASSETS HELD FOR SALE

Effective June 30, 2009, the Corporation transferred land and a building with a carrying amount of $699,000 from premises and equipment to assets held for sale in anticipation of the sale of the property in the third quarter of 2009. Since this property includes one of the Corporation’s branch locations, it will be leased back from the buyer.

DEPOSITS

Total deposits at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Percentage Change	June 30, 2009	December 31, 2008

Checking, non-interest bearing	6.9%	$104,736	$97,999
Checking, interest bearing	3.5%	243,918	235,611
Savings accounts	30.8%	179,659	137,344
Certificates of deposit	(7.8)%	316,674	343,642

	3.7%	$844,987	$814,596

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six month periods ended June 30, 2009, 134,875 and 152,337 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive. For the three and six month periods ended June 30, 2008, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic earnings per common share computation:

Distributed earnings allocated to common stock	$1,423	$1,365	$2,841	$2,729
Undistributed earnings allocated to common stock	1,060	804	1,864	1,436

Net earnings allocated to common stock	$2,483	$2,169	$4,705	$4,165

Weighted average common shares outstanding, including shares considered participating securities	8,640	8,566	8,624	8,566
Less: Average participating securities	(14)	(25)	(15)	(24)

Weighted average shares	8,626	8,541	8,609	8,542

Basic earnings per common share	$0.29	$0.25	$0.55	$0.49

Diluted earnings per common share computation:

Net earnings allocated to common stock	$2,483	$2,169	$4,705	$4,165

Weighted average common shares outstanding for basic earnings per common share	8,626	8,541	8,609	8,542
Add: Dilutive effects of assumed exercises of stock options	15	24	11	23

Weighted average shares and dilutive potential common shares	8,641	8,565	8,620	8,565

Diluted earnings per common share	$0.29	$0.25	$0.55	$0.49

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At June 30, 2009, the variable rate on the subordinated debt was 2.18% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

As of June 30, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2009 and for the three and six month periods then ended:

As of June 30, 2009	Liability Derivative
	Balance Sheet Location	Fair Value

Interest rate contract	Accrued interest payable and other liabilities	$673

For the Three Months Ended June 30, 2009	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$200	Interest expense – subordinated debentures	$(78)	Other income	$—

For the Six Months Ended June 30, 2009
Interest rate contract	$223	Interest expense – subordinated debentures	$(138)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $366,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in Statement No. 157. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities and requires impairment of debt securities to be separated into (a) the amount of the total impairment related to credit loss, which is recognized in earnings, and (b) the amount of the total impairment related to all other factors, which is recognized in comprehensive income. The total other-than-temporary impairment is presented in the income statement with an offset for the amount of total other-than-temporary impairment recognized in other comprehensive income. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Corporation adopted these FSPs for its quarter ended June 30, 2009. As a result of implementing FSP FAS 115-2 and FAS 124-2, the amount of other-than-temporary impairment recognized in income for the three months ended June 30, 2009 was $240,000. Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the period would have been $1,420,000.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. During the second quarter of 2009, the Corporation’s subsequent events period extended to August 7, 2009, the date of filing of Form 10-Q. The impact of adoption was not material.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, and Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to Statement No. 140 and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Statement No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. These statements will be effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar-year basis. The adoption of these standards is not expected to have a material effect on the Corporation’s results of operations or financial position.

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

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures will continue to provide growth in earning assets as well as enhanced non-interest income which we believe will more than offset these costs in 2009 and beyond. In addition, during the latter part of 2008 and continuing into 2009, the Corporation began a cost management study covering all areas of non-interest expense. Cost savings as a result of this study have begun to be recognized in 2009 with benefits continuing into subsequent years.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. Although we have seen some slight compression of our net interest margin in 2009 as a result of the current interest rate environment, management will continue to apply a disciplined approach to managing our balance sheet in these uncertain times. We have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. Due to our continued growth, non-interest income should be enhanced in several areas including service charges and other fees. In addition, mortgage banking income is expected to continue increasing in 2009 due to an expanded volume of refinancing activity resulting from projected historically low borrowing rates. While our business plan continues to focus on commercial lending, we now offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to enhance core earnings through the remainder of 2009.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $40.6 million at June 30, 2009 compared to $31.3 million at December 31, 2008. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $18.0 million or 7.6% since December 31, 2008. The increase is primarily the result of purchases of structured collateralized mortgage obligations, mortgage-backed securities, and tax-exempt securities from excess deposit growth not reinvested in loans. In addition, as more fully described below, the Corporation also had a higher than normal volume of sales and purchases of securities available for sale during the first six months of 2009.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of June 30, 2009, the Corporation held three structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $4,626,000 and fair value of $1,300,000, one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost of $1,166,000 and fair value of $1,142,000, and one structured pooled trust preferred security rated B3 by Moody’s having an amortized cost of $985,000 and fair value of $335,000.

Based on our evaluation of certain structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

During the first quarter of 2009, management identified its corporate debt investments as a potential credit risk to the Corporation based upon the continued downturn in the economy and the resulting effect on the financial services industry. As a result of a thorough evaluation process which included risk profiling of individual issuers and comparisons of corporate debt exposure to peer institutions, management elected to liquidate a portion of its investments in “mid-tier” financial institution corporate debt. The decision to sell specific securities was based upon news and events that occurred in the first quarter of 2009 which were indicators of deterioration of the issuers’ creditworthiness, including earnings releases which were significantly less than expectations, declines in common stock prices, and decreases in the fair value of debt securities from December 31, 2008 through the date of sale.

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

During the second quarter of 2009, management sold additional debt securities in an attempt to re-position a portion of its portfolio into lower risk-weighted assets. Proceeds from the sales were reinvested in other available for sale securities. None of these sales resulting in the realization of a significant loss.

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

LOANS

The Corporation experienced a slight increase in loan demand during the first six months of 2009. Our lending is primarily focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects moderate loan demand throughout 2009 primarily as a result of the continued growth of our ERIEBANK division.

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

	Six months ending June 30, 2009	Year ending December 31, 2008	Six months ending June 30, 2008

Balance at beginning of period	$8,719	$6,773	$6,773
Charge-offs:
Commercial, industrial, and agricultural	153	33	—
Commercial mortgages	78	178	95
Residential mortgages	228	330	204
Consumer	900	1,169	275
Overdraft deposit accounts	108	334	122

	1,467	2,044	696

Recoveries:
Commercial, industrial, and agricultural	1	2	—
Commercial mortgages	—	—	2
Residential mortgages	—	6	5
Consumer	45	84	41
Overdraft deposit accounts	62	111	52

	108	203	100

Net charge-offs	(1,359)	(1,841)	(596)

Provision for loan losses	1,870	3,787	1,265

Balance at end of period	$9,230	$8,719	$7,442

Loans, net of unearned	$674,182	$671,556	$660,859
Allowance to net loans	1.37%	1.30%	1.13%
Net charge-offs to average loans	0.40%	0.28%	0.19%
Nonperforming assets	$7,185	$4,250	$3,684
Nonperforming % of total assets	0.68%	0.42%	0.39%

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

During the six month period ended June 30, 2009, the Corporation increased its provision for loan losses and allowance as compared to the six month period ended June 30, 2008. The increase was a result of increases in net charge-offs, primarily in the consumer discount portfolio, as well as growth in loans oustanding and nonperforming loans from June 30, 2008 to June 30, 2009. Due to the addition of Holiday Financial Services in 2005, the Corporation has grown a portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in its bank consumer loan portfolio. Although such loans only represent 2.5% of the Corporation’s total outstanding loans at June 30, 2009, the characteristics of this higher credit risk portfolio were considered, resulting in increases to our provision and allowance for the six months ended June 30, 2009.

Nonperforming loans and net charge-offs have increased during the first six months of 2009, primarily as a result of the effect of rising costs and the overall challenging economic environment on certain borrowers. Management believes that both its current period provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2009.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $30.4 million from $814.6 million at December 31, 2008 to $845.0 million at June 30, 2009. The growth in deposits was the result of increases in savings accounts of $42.3 million, offset by a decrease in certificates of deposit of $27.0 million. Non-interest bearing checking and interest bearing checking accounts increased $6.7 million and $8.3 million, respectively. The increase in savings accounts occurred as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK franchise.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs. During the quarter ended June 30, 2009, the Corporation entered into a term borrowing with the FHLB at a fixed rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity in June 2024. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $64.1 million at June 30, 2009 and $62.5 million at December 31, 2008. In the first six months of 2009, the Corporation earned $4.7 million and declared dividends of $2.8 million, a dividend payout ratio of 60.4% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Bank’s total risk-based capital ratio of 11.27% at June 30, 2009 is above the well-capitalized standard of 10%. The Bank’s Tier 1 capital ratio of 10.16% at June 30, 2009 is above the well-capitalized minimum of 6%. The Bank’s leverage ratio at June 30, 2009 was 7.54%, also above the well-capitalized standard of 5%. The Corporation’s total risk-based capital, Tier 1 capital and leverage ratios all exceed well-capitalized standards as well. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. An evaluation of risk-based capital ratios and the capital position of the Corporation is part of its budgeting and strategic planning processes.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 7 provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by the ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity and interest rate position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2009 (in thousands):

Commitments to extend credit	$213,085
Standby letters of credit	10,943

$224,028

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN

Dollars in thousands

	June 30, 2009			June 30, 2008
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$9,054	2.92%	$132	$6,561	4.88%	$160
Federal funds sold and securities purchased under agreements to resell	2	0.00%	—	13,744	3.38%	232
Securities:
Taxable (1)	195,154	3.65%	3,778	146,603	4.80%	3,573
Tax-Exempt (1,2)	52,316	5.79%	1,483	27,699	6.63%	890
Equity Securities (1,2)	1,428	3.36%	24	6,440	6.22%	227

Total	257,954	4.04%	5,417	201,047	5.55%	5,082

Loans:
Commercial (2)	240,537	5.75%	6,920	237,736	6.64%	7,896
Mortgage (2)	388,487	6.51%	12,646	341,558	7.11%	12,149
Consumer	47,526	14.96%	3,556	46,973	14.32%	3,363

Total loans (3)	676,550	6.84%	23,122	626,267	7.48%	23,408

Total earning assets	934,504	6.04%	$28,539	827,314	6.87%	$28,490

Non interest-bearing assets:
Cash and due from banks	36,135			20,292
Premises and equipment	23,424			21,607
Other assets	49,327			38,875
Allowance for loan losses	(9,047)			(7,084)

Total non interest-bearing assets	99,839			73,690

TOTAL ASSETS	$1,034,343			$901,004

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	242,389	0.87%	1,052	185,564	1.47%	1,368
Savings	163,810	1.72%	1,408	75,140	1.56%	586
Time	323,349	2.47%	3,991	350,145	2.97%	5,198

Total interest-bearing deposits	729,548	1.77%	6,451	610,849	2.34%	7,152

Short-term borrowings	2,375	0.34%	4	1,298	1.54%	10
Long-term borrowings	106,656	4.34%	2,314	98,333	4.51%	2,217
Subordinated debentures	20,620	4.35%	449	20,620	5.17%	533

Total interest-bearing liabilities	859,199	2.15%	$9,218	731,100	2.71%	$9,912

Demand - non interest-bearing	100,322			94,363
Other liabilities	11,100			6,145

Total liabilities	970,621			831,608

Shareholders’ equity	63,722			69,396

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,034,343			$901,004

Interest income/Earning assets		6.04%	$28,539		6.87%	$28,490
Interest expense/Interest-bearing liabilities		2.15%	9,218		2.71%	9,912

Net interest spread		3.89%	$19,321		4.16%	$18,578

Interest income/Interest-bearing assets		6.04%	28,539		6.87%	28,490
Interest expense/Interest-bearing assets		1.97%	9,218		2.40%	9,912

Net interest margin		4.07%	$19,321		4.47%	$18,578

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2.5 million for the second quarter of 2009 compared to $2.2 million for the same period of 2008. The earnings per diluted share increased from $0.25 in the second quarter of 2008 to $0.29 for the second quarter of 2009.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.4 million in the second quarter, an increase of $368 thousand (or 4.1%) over the second quarter of 2008. Total interest and dividend income decreased by $90 thousand (or 0.6%) as compared to the second quarter of 2008. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets due to the current interest rate environment. However, our total interest expense decreased $458 thousand (or 9.3%) as compared to the second quarter of 2008. The Corporation’s deposits continue to grow; however, interest expense has been positively impacted by decreases in rates paid on deposit accounts, primarily as a result of decreases in short-term interest rates by the Federal Reserve throughout 2008.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.0 million in the second quarter of 2009 compared to $756 thousand in the second quarter of 2008. As noted in the allowance for loan loss table on page 23, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the second quarter are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2009.

OTHER INCOME

Other income increased $952 thousand (or 51.5%) in the three months ended June 30, 2009 as compared to the same period in 2008. However, a substantial portion of the increase is a result of the Corporation’s net securities losses incurred during the second quarter of 2008, which resulted in a pretax charge of $379 thousand for net unrealized loses on securities and $79 thousand for realized losses on securities sold for which fair value was elected.

Excluding the effects of securities transactions, the Corporation’s other income increased $350 thousand (or 15.2%) in the second quarter of 2009 as compared to the same period in 2008. The most significant increase of $242 thousand occurred in mortgage banking income, which is a result of the volume of refinancing transactions processed by the Corporation’s mortgage banking department in the second quarter of 2009 compared to the second quarter of 2008. The principal balances of mortgage loans sold to Freddie Mac increased from $3.6 million in the second quarter of 2008 to $17.3 million in the second quarter of 2009.

NON-INTEREST EXPENSE

Non-interest expense increased 9.9% to $7.8 million in the second quarter of 2009 compared to $7.1 million in the second quarter 2008. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) increased by $697 thousand primarily as a result of increases in the deposits on which the premium assessment is based, higher assessment rates in 2009, and the 2009 special assessment described below.

As an institution insured by the Federal Deposit Insurance Corporation (FDIC), the Corporation is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Corporation, in order to begin recapitalizing the fund. In addition, in the second quarter of 2009, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less Tier 1 capital at June 30, 2009. The Corporation estimates its expense attributable to this special assessment to be $475 thousand which is reflected in other expenses.

Salaries and benefits expenses decreased $265 thousand, primarily due to a decrease in health insurance costs of $190 thousand and a decrease in supplemental executive retirement plan expenses of $99 thousand.

Beginning in the latter part of 2008, management began conducting a cost control study with savings expected to be realized throughout the remainder of 2009 and subsequent years. As a result of this ongoing evaluation, the Corporation will strive to manage expenses while recognizing that certain increasing costs are simply the function of continued growth.

INCOME TAX EXPENSE

Income tax expense was $863 thousand in the second quarter of 2009 as compared to $811 thousand in the second quarter of 2008, resulting in an effective tax rate of 25.8% and 27.2%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The decrease in the effective tax rate is attributable to a higher percentage of tax-exempt income compared to pre-tax income.

Six Months Ended June 30, 2009 and 2008

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.7 million for the first six months of 2009 compared to $4.2 million for the same period of 2008. The earnings per diluted share increased from $0.49 in the first six months of 2008 to $0.55 for the same period of 2009. The return on assets and the return on equity for the first six months of 2009 are 0.92% and 14.92% as compared to 0.93% and 12.11% for the first six months of 2008.

INTEREST INCOME AND EXPENSE

Net interest income totaled $18.6 million in the first six months of 2009, an increase of $529 thousand (or 2.9%) over the first six months of 2008. Total interest and dividend income decreased by $165 thousand (or 0.6%) as compared to the first six months of 2008. Although the Corporation’s earning assets continue to grow, these increases have been offset by slight decreases in the yield on earning assets as a result of the current interest rate environment. As noted in the table on page 26, the Corporation’s average earning assets have grown by $107.2 million since June 30, 2008 while the yield has decreased by 83 basis points from 6.87% to 6.04%. Total interest expense, however, decreased $694 thousand (or 7.0%) as compared to the first six months of 2008. The Corporation’s deposits continue to grow; however, interest expense has been positively impacted by decreases in rates paid on deposit accounts, primarily as a result of decreases in short-term interest rates by the Federal Reserve throughout 2008. As a result, the cost of interest bearing liabilities decreased by 56 basis points which more than offset the increase in average interest bearing liabilities of $128.1 million.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.9 million in the first six months of 2009 compared to $1.3 million in the first six months of 2008. As noted in the allowance for loan loss table on page 23, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the current year are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2009.

OTHER INCOME

Other income increased $1.4 million (or 40.0%) in the first six months of 2009 as compared to the same period in 2008. However, a substantial portion of the increase is a result of the Corporation’s net securities losses incurred during the first six months of 2008, which resulted in a pretax charge of $1.0 million for net unrealized loses on securities and $254 thousand for realized losses on securities sold for which fair value was elected.

Excluding the effects of securities transactions, the Corporation’s other income increased $218 thousand (or 4.8%) in the first six months of 2009 as compared to the same period in 2008. The most significant increase of $302 thousand occurred in mortgage banking income, which is a result of the volume of refinancing transactions processed by the Corporation’s mortgage banking department in 2009. The principal balances of mortgage loans sold to Freddie Mac increased from $6.0 million in the first six months of 2008 to $27.4 million in the first six months of 2009.

NON-INTEREST EXPENSE

Non-interest expense increased 4.9% to $15.2 million in the first six months of 2009 compared to $14.5 million in the first six months of 2008. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) increased by $901 thousand primarily as a result of increases in the deposits on which the premium assessment is based, higher assessment rates, and the special assessment described in the second quarter results of operations analysis on pages 27 and 28. Salaries and benefits expenses decreased $589 thousand, primarily due to a decrease in health insurance costs of $314 thousand and a decrease in supplemental executive retirement plan expenses of $271 thousand.

Beginning in the latter part of 2008, management began conducting a cost control study with savings expected to be realized throughout the remainder of 2009 and subsequent years. As a result of this ongoing evaluation, the Corporation will strive to manage expenses while recognizing that certain costs are the result of continued growth.

INCOME TAX EXPENSE

Income tax expense was $1.6 million in the first six months of 2009 as compared to $1.5 million in the first six months of 2008, resulting in an effective tax rate of 25.0% and 26.9%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The decrease in the effective tax rate is attributable to a higher percentage of tax-exempt income compared to pre-tax income.

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

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at June 30, 2009 was 0.37% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Static 1-Yr. Cumulative Gap	0.37%	1.42%
Earnings Simulation:
-200 bps vs. Stable Rate	12.52%	6.28%
+200 bps vs. Stable Rate	(5.54)%	(10.59)%

The interest rate sensitivity position at June 30, 2009 was asset sensitive in the short-term, which is consistent with December 31, 2008. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – There were no shares purchased as part of publicly announced plans or programs from January 1, 2009 to June 30, 2009. The maximum number of shares that may yet be purchased under publicly announced plans or programs is 168,386.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – CNB Financial Corporation held its Annual Meeting of Shareholders on April 21, 2009, for the purpose of electing five directors, to ratify the appointment of independent auditors, to ratify a Stock Incentive Plan, and to transact other business as would properly come before the meeting.

Results of shareholder voting on the directors were as follows:

	Joseph B. Bower, Jr.	Robert E. Brown	Michael F. Lezzer	Robert W. Montler	William C. Polacek

For	5,967,619	6,017,040	5,941,659	5,941,995	6,007,914
Against or Withheld	130,332	80,911	156,292	155,956	90,037

The following directors’ terms of office as director continued after the meeting: William F. Falger, Dennis L. Merrey, Deborah Dick Pontzer, Jeffrey S. Powell, James B. Ryan, Charles H. Reams, and Peter F. Smith.

Results of ratification of appointment of Crowe Horwath LLP as independent auditors were as follows:

For	5,938,412
Against or Withheld	159,539

Results of ratification of the Stock Incentive Plan were as follows:

For	4,269,446
Against or Withheld	1,828,505

The total shares voted at the Annual Meeting were 6,097,951.

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	Principal Executive Officer Certification
EXHIBIT 31.2	Principal Financial Officer Certification
EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE: August 7, 2009	/s/ William F. Falger
William F. Falger
President and Director
(Principal Executive Officer)

DATE: August 7, 2009	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)