Form 10-Q
period 2009-09-30
CNB FINANCIAL CORP/PA
filed 2009-11-06
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the issuer’s common stock as of November 2, 2009

COMMON STOCK: $0 PAR VALUE, 8,737,551 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Sequential Page Number

ITEM 1 – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008

PAGE 4.	Consolidated Statements of Income – Three months ended September 30, 2009 and 2008

PAGE 5.	Consolidated Statements of Income – Nine months ended September 30, 2009 and 2008

PAGE 6.	Consolidated Statements of Comprehensive Income – Three and nine month periods ended September 30, 2009 and 2008

PAGE 7.	Consolidated Statements of Cash Flows – Nine months ended September 30, 2009 and 2008

PAGE 8.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 22.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 33.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 34.	Controls and Procedures

PART II. OTHER INFORMATION

PAGE 35.	ITEM 1	Legal Proceedings

PAGE 35.	ITEM 1A	Risk Factors

PAGE 35.	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 35.	ITEM 3	Defaults Upon Senior Securities

PAGE 35.	ITEM 4	Submission of Matters for Security Holders Vote

PAGE 35.	ITEM 5	Other Information

PAGE 35.	ITEM 6	Exhibits

PAGE 36.	Signatures

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited) September 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$19,313	$28,414
Interest bearing deposits with other banks	2,338	2,783
Federal funds sold	—	59

Total cash and cash equivalents	21,651	31,256

Interest bearing time deposits with other banks	6,388	6,515
Securities available for sale	300,002	237,289
Trading securities	1,025	892
Loans held for sale	3,818	3,332
Loans	696,184	676,152
Less: unearned discount	(3,656)	(4,596)
Less: allowance for loan losses	(9,465)	(8,719)

Net loans	683,063	662,837
FHLB and other equity interests	7,049	5,815
Premises and equipment, net	22,551	23,578
Bank owned life insurance	16,260	15,720
Mortgage servicing rights	856	552
Goodwill	10,821	10,821
Other intangible assets	111	185
Assets held for sale	699	—
Accrued interest receivable and other assets	16,006	17,726

TOTAL	$1,090,300	$1,016,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$110,208	$97,999
Interest bearing deposits	778,406	716,597

Total deposits	888,614	814,596

Treasury, tax and loan borrowings	912	719
FHLB and other borrowings	100,230	107,478
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	11,347	10,638

Total liabilities	1,021,723	954,051

Common stock, $0 par value; authorized 50,000,000 shares; issued 9,233,750 shares	—	—
Additional paid in capital	12,732	12,913
Retained earnings	68,570	65,890
Treasury stock, at cost (506,692 shares at September 30, 2009 and 637,694 shares at December 31, 2008)	(7,500)	(9,332)
Accumulated other comprehensive loss	(5,225)	(7,004)

Total shareholders’ equity	68,577	62,467

TOTAL	$1,090,300	$1,016,518

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended September 30,
	2009	2008 (restated)

INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,516	$12,105
Deposits with banks	46	98
Federal funds sold	—	100
Securities:
Taxable	1,920	1,781
Tax-exempt	536	351
Dividends	8	37

Total interest and dividend income	14,026	14,472

INTEREST EXPENSE:
Deposits	3,228	3,965
Borrowed funds	1,110	1,139
Subordinated debentures	204	228

Total interest expense	4,542	5,332

NET INTEREST INCOME	9,484	9,140

PROVISION FOR LOAN LOSSES	1,094	716

Net interest income after provision for loan losses	8,390	8,424

OTHER INCOME (LOSS):
Trust and asset management fees	220	329
Service charges on deposit accounts	1,153	1,172
Other service charges and fees	325	386
Net realized losses from sales of securities for which fair value was elected	—	(348)
Net unrealized gains (losses) on securities for which fair value was elected	191	(1,032)
Mortgage banking	278	144
Bank owned life insurance	180	156
Wealth management	119	150
Other	238	142

	2,704	1,099

Total other-than-temporary impairment losses on available-for-sale securities	(435)	(3,680)
Less portion of loss recognized in other comprehensive loss	536	—

Net impairment losses recognized in earnings	(971)	(3,680)
Net realized gains on available-for-sale securities	333	—

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(638)	(3,680)

Total other income (loss)	2,066	(2,581)

OTHER EXPENSES:
Salaries and benefits	3,705	3,686
Net occupancy expense of premises	1,019	914
FDIC insurance premiums	327	158
Amortization of intangibles	25	25
Other	2,408	2,500

Total other expenses	7,484	7,283

INCOME (LOSS) BEFORE INCOME TAXES	2,972	(1,440)

INCOME TAX EXPENSE (BENEFIT)	723	(696)

NET INCOME (LOSS)	$2,249	$(744)

EARNINGS (LOSS) PER SHARE:
Basic	$0.26	$(0.09)
Diluted	$0.26	$(0.09)

DIVIDENDS PER SHARE,
Cash dividends per share	$0.165	$0.16

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended September 30,
	2009	2008 (restated)

INTEREST AND DIVIDEND INCOME:
Loans including fees	$34,350	$35,308
Deposits with banks	178	258
Federal funds sold	—	332
Securities:
Taxable	5,698	5,354
Tax-exempt	1,562	964
Dividends	26	209

Total interest and dividend income	41,814	42,425

INTEREST EXPENSE:
Deposits	9,679	11,117
Borrowed funds	3,428	3,366
Subordinated debentures	653	761

Total interest expense	13,760	15,244

NET INTEREST INCOME	28,054	27,181

PROVISION FOR LOAN LOSSES	2,964	1,981

Net interest income after provision for loan losses	25,090	25,200

OTHER INCOME:
Trust and asset management fees	666	934
Service charges on deposit accounts	3,167	3,220
Other service charges and fees	1,046	1,036
Net realized losses from sales of securities for which fair value was elected	—	(602)
Net unrealized gains (losses) on securities for which fair value was elected	133	(2,057)
Mortgage banking	775	339
Bank owned life insurance	540	490
Wealth management	452	570
Other	643	448

	7,422	4,378

Total other-than-temporary impairment losses on available-for-sale securities	(885)	(3,680)
Less portion of loss recognized in other comprehensive loss	326	—

Net impairment losses recognized in earnings	(1,211)	(3,680)
Net realized gains on available-for-sale securities	608	117

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(603)	(3,563)

Total other income	6,819	815

OTHER EXPENSES:
Salaries and benefits	10,768	11,338
Net occupancy expense of premises	3,092	2,750
FDIC insurance premiums	1,410	341
Amortization of intangibles	75	75
Other	7,308	7,238

Total other expenses	22,653	21,742

INCOME BEFORE INCOME TAXES	9,256	4,273

INCOME TAX EXPENSE	2,293	839

NET INCOME	$6,963	$3,434

EARNINGS PER SHARE:
Basic	$0.81	$0.40
Diluted	$0.80	$0.40

DIVIDENDS PER SHARE,
Cash dividends per share	$0.495	$0.48

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 (restated)	2009	2008 (restated)

NET INCOME (LOSS)	$2,249	$(744)	$6,963	$3,434

Other comprehensive income (loss), net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of $41 and $54 for the three months ended September 30, 2009 and 2008, and ($79) and $54 for the nine months ended September 30, 2009 and 2008	(76)	(100)	147	(100)

Net change in unrealized gains (losses) on securities available for sale:

Unrealized losses on other-than-temporarily impaired securities available for sale:

Unrealized losses arising during the period, net of tax of $152 and $1,288 for the three months ended September 30, 2009 and 2008, and $310 and $1,288 for the nine months ended September 30, 2009 and 2008	(283)	(2,392)	(575)	(2,392)

Reclassification adjustment for losses included in net income, net of tax of ($340) and ($1,288) for the three months ended September 30, 2009 and 2008, and ($424) and ($1,288) for the nine months ended September 30, 2009 and 2008	631	2,392	787	2,392

	348	—	212	—

Unrealized gains (losses) on other securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of ($1,215) and $758 for the three months ended September 30, 2009 and 2008, and ($552) and ($3,331) for the nine months ended September 30, 2009 and 2008	2,257	(1,408)	1,025	(6,186)

Reclassification adjustment for accumulated gains included in net income, net of tax of ($117) for the three months ended September 30, 2009 and ($213) and ($41) for the nine months ended September 30, 2009 and 2008	217	—	395	76

	2,474	(1,408)	1,420	(6,110)

Other comprehensive income (loss)	2,746	(1,508)	1,779	(6,210)

COMPREHENSIVE INCOME (LOSS)	$4,995	$(2,252)	$8,742	$(2,776)

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended September 30,
	2009	2008 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,963	$3,434
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,964	1,981
Depreciation and amortization	1,497	1,387
Amortization, accretion and deferred loan fees and costs	786	(255)
Net impairment losses realized in earnings and gains on available-for-sale securities	603	3,563
Net realized and unrealized (gains) losses on securities for which fair value was elected	(133)	2,659
Gain on sale of loans	(683)	(252)
Net gains on dispositions of premises and equipment and foreclosed assets	—	(64)
Proceeds from sale of loans	41,103	8,807
Origination of loans held for sale	(43,087)	(9,862)
Increase in bank owned life insurance	(540)	(490)
Stock-based compensation expense	87	112
Changes in:
Accrued interest receivable and other assets	290	(4,288)
Accrued interest payable and other liabilities	935	1,005

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,785	7,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing time deposits with other banks	127	(2,019)
Proceeds from maturities, prepayments and calls of securities	70,701	51,862
Proceeds from sales of securities	71,619	17,423
Purchase of securities	(203,849)	(109,074)
Loan origination and payments, net	(21,570)	(72,338)
Redemption (purchase) of FHLB and other equity interests	(1,234)	357
Purchase of premises and equipment	(954)	(4,635)
Proceeds from the sale of premises and equipment and foreclosed assets	526	212

NET CASH USED IN INVESTING ACTIVITIES	(84,634)	(118,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	104,215	144,791
Certificates of deposit	(30,197)	3,485
Treasury stock purchased	—	(659)
Proceeds from sale of treasury stock	977	728
Proceeds from exercise of stock options	587	—
Cash dividends paid	(4,283)	(4,110)
Advances from long-term borrowings	625	3,500
Repayment of long-term borrowings	(4,573)	(4,000)
Net change in short-term borrowings	(3,107)	8,707

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,244	152,442

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,605)	41,967

CASH AND CASH EQUIVALENTS, Beginning	31,256	26,587

CASH AND CASH EQUIVALENTS, Ending	$21,651	$68,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,950	$15,257
Income taxes	$1,857	$3,659

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$52	$126
Transfers to assets held for sale	$699	$—
Loans transferred from held for sale to held for investment	$1,736	$—
Grant of restricted stock awards from treasury stock	$—	$173
Adoption of FASB Statement No. 159, transfer of securities available for sale to trading securities	$—	$7,018

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2009 and for the quarters and nine months ended September 30, 2009 and 2008 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. Management has evaluated events occurring subsequent to the balance sheet date through November 6, 2009, the financial statement issuance date, determining no events require adjustment to or additional disclosure in the consolidated financial statements. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine month periods ended September 30, 2009 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2008.

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

At September 30, 2009 and 2008, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three or nine months periods then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $31,000 and $87,000 for the three and nine months ended September 30, 2009 and $35,000 and $112,000 for the three and nine months ended September 30, 2008. As of September 30, 2009, there was $157,000 of total unrecognized compensation cost related to unvested restricted stock awards.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of changes in unvested restricted stock awards for the three months ended September 30, 2009 and 2008 follows:

	September 30, 2009		September 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	17,238	$13.93	27,941	$14.03
Granted	—	—	—	—
Vested	(750)	13.86	(750)	13.86
Forfeited	—	—	—	—

Nonvested at end of period	16,488	$13.94	27,191	$14.03

A summary of changes in unvested restricted stock awards for the nine months ended September 30, 2009 and 2008 follows:

	September 30, 2009		September 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	27,197	$14.03	22,688	$14.12
Granted	400	9.70	12,433	13.91
Vested	(9,408)	14.02	(7,930)	14.08
Forfeited	(1,701)	14.05	—	—

Nonvested at end of period	16,488	$13.94	27,191	$14.03

FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as well as its investment in certain other equity securities. Management elected the fair value option for these securities to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized gains (losses) that were included in earnings for the three and nine months ended September 30, 2009 were $191,000 and $133,000. Fair value changes included in earnings for the three and nine months ended September 30, 2008 were ($1,032,000) and ($2,057,000) for unrealized losses and (348,000) and ($602,000) for realized losses on sales. There were no sales of securities for which the fair value option was elected during the three and nine months ended September 30, 2009.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $8,000 and $26,000 for the three and nine months ended September 30, 2009 and $37,000 and $209,000 for the three and nine months ended September 30, 2008.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy has also been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs are used to measure fair value:

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

The Corporation’s derivative instrument is an interest rate swap that trades in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Assets and Liabilities Measured on a Recurring Basis (in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities Available For Sale:
U.S. Treasury	$10,345	$3,219	$7,126
U.S. Government sponsored entities	50,227	9,323	40,904
States and political subdivisions	65,210	2,037	63,173
Mortgage and asset backed	152,054	20,291	130,977	$786
Corporate notes and bonds	12,567		12,567
Pooled trust preferred	2,010			2,010
Pooled SBA	5,898		5,898
Other securities	1,691	1,691

Total Securities Available For Sale	$300,002	$36,561	$260,645	$2,796

Trading securities – equity securities	$1,025	$1,025

Liabilities,
Interest rate swap	$(789)		$(789)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities Available For Sale:
U.S. Treasury	$10,316		$10,316
U.S. Government sponsored entities	41,264	$13,059	28,205
States and political subdivisions	54,415	7,295	47,120
Mortgage-backed	104,418	5,018	95,082	$4,318
Corporate notes and bonds	22,162		22,162
Pooled trust preferred	3,079			3,079
Other securities	1,635	1,635

Total Securities Available For Sale	$237,289	$27,007	$202,885	$7,397

Trading securities – equity securities	$892	$892

Liabilities,
Interest rate swap	$(1,015)		$(1,015)

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 (in thousands):

Beginning balance, July 1, 2009	$5,591
Total gains or losses (realized/unrealized):
Included in earnings	(943)
Included in other comprehensive loss	175
Purchases, issuances, and settlements	(541)
Transfers in and/or out of Level 3	(1,486)

Ending balance, September 30, 2009	$2,796

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

Beginning balance, January 1, 2009	$7,397
Total gains or losses (realized/unrealized):
Included in earnings	(1,183)
Included in other comprehensive loss	178
Purchases, issuances, and settlements	(2,179)
Transfers in and/or out of Level 3	(1,417)

Ending balance, September 30, 2009	$2,796

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

Assets and Liabilities Measured on a Non-Recurring Basis (in thousands)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$8,858			$8,858

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets,
Impaired loans	$3,222			$3,222

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $10,679, with a valuation allowance of $1,821 as of September 30, 2009, resulting in an additional provision for loan losses of $466 and $795 for the three and nine months then ended. Impaired loans had a principal balance of $4,850, with a valuation allowance of $1,628 as of December 31, 2008, resulting in an additional provision for loan losses of $1,292 for the year then ended.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$21,651	$21,651	$31,256	$31,256
Interest bearing time deposits with other banks	6,388	6,470	6,515	6,658
Securities available for sale	300,002	300,002	237,289	237,289
Trading securities	1,025	1,025	892	892
Loans held for sale	3,818	3,839	3,332	3,339
Net loans	683,063	709,085	662,837	682,741
FHLB and other equity interests	7,049	N/A	5,815	N/A
Accrued interest receivable	4,388	4,388	4,470	4,470

LIABILITIES
Deposits	$(888,614)	$(877,100)	$(814,596)	$(816,456)
Borrowings	(121,762)	(131,651)	(128,817)	(135,760)
Interest rate swap	(789)	(789)	(1,015)	(1,015)
Accrued interest payable	(1,800)	(1,800)	(2,107)	(2,107)

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SECURITIES

Securities available for sale at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009				December 31, 2008
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$10,295	$50	$—	$10,345	$10,059	$257	$—	$10,316
U.S. Gov’t sponsored entities	50,166	115	(54)	50,227	40,779	486	(1)	41,264
States & political subdivisions	63,231	2,009	(30)	65,210	54,467	667	(719)	54,415
Mortgage & asset backed	151,811	1,526	(1,283)	152,054	105,623	580	(1,785)	104,418
Corporate notes & bonds	18,709	—	(6,142)	12,567	27,735	31	(5,604)	22,162
Pooled trust preferred	5,841	—	(3,831)	2,010	7,080	37	(4,038)	3,079
Pooled SBA	5,895	67	(64)	5,898	—	—	—	—
Other securities	1,670	31	(10)	1,691	1,670	—	(35)	1,635

	$307,618	$3,798	$(11,414)	$300,002	$247,413	$2,058	$(12,182)	$237,289

At September 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	9,932	(54)	—	—	9,932	(54)
States & political subdivisions	2,644	(20)	1,664	(10)	4,308	(30)
Mortgage & asset backed	37,672	(315)	5,647	(968)	43,319	(1,283)
Corporate notes & bonds	—	—	12,567	(6,142)	12,567	(6,142)
Pooled trust preferred	—	—	2,010	(3,831)	2,010	(3,831)
Pooled SBA	1,984	(64)	—	—	1,984	(64)
Other securities	139	(10)	—	—	139	(10)

	$52,371	$(463)	$21,888	$(10,951)	$74,259	$(11,414)

December 31, 2008

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	468	(1)	—	—	468	(1)
States & political subdivisions	18,217	(599)	3,894	(120)	22,111	(719)
Mortgage & asset backed	35,572	(312)	9,695	(1,473)	45,267	(1,785)
Corporate notes & bonds	2,985	(71)	17,154	(5,533)	20,139	(5,604)
Pooled trust preferred	849	(2,008)	970	(2,030)	1,819	(4,038)
Other securities	1,134	(35)	—	—	1,134	(35)

	$59,225	$(3,026)	$31,713	$(9,156)	$90,938	$(12,182)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2009, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Within the next two years, management expects that credit markets will normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates.

Using this methodology, one of the Corporation’s structured pooled trust preferred securities was deemed to become other-than-temporarily impaired during the quarter ended June 30, 2009, and two additional structured pooled trust preferred securities were deemed to become other-than-temporarily impaired during the quarter ended September 30, 2009. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected. The amount of other-than-temporary impairment recognized in income and in other comprehensive income for the three months ended September 30, 2009 was $943,000 and $1,813,000, respectively. The amount of other-than-temporary impairment recognized in income and in other comprehensive income for the nine months ended September 30, 2009 was $1,183,000 and $2,993,000, respectively.

In addition, Standard & Poors downgraded one of Corporation’s private label collateralized mortgage obligations from AAA to CCC during the third quarter and, as a result, the Corporation evaluated this security for other-than-temporary impairment. The amount of other-than-temporary impairment recognized in income and in other comprehensive income related to this security for the three and nine months ended September 30, 2009 was $28,000 and $566,000, respectively.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended September 30, 2009 is as follows (in thousands):

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$240
Additional credit loss for which other-than-temporary impairment was not previously recognized	971

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$1,211

A roll-forward of the other-than-temporary impairment amount related to credit losses for the six months ended September 30, 2009 is as follows (in thousands):

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period (as measured effective April 1, 2009 upon adoption of FSP FAS 115-2 and FAS 124-2)	$—
Additional credit loss for which other-than-temporary impairment was not previously recognized	1,211

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$1,211

At September 30, 2009, approximately 34% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium as permitted by FASB Statement No. 157, as amended. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

For all of the securities that comprise corporate notes and bonds, management monitors publicly available financial information such as filings with the Securities and Exchange Commission in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2009 and December 31, 2008, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2009	$20,392	$333	$—
Nine months ended September 30, 2009	71,619	1,454	(846)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
1 year or less	$22,726	$17,791
1 year – 5 years	59,411	44,062
5 years – 10 years	34,442	31,971
After 10 years	23,780	37,412

	140,359	131,236
Mortgage & asset backed securities	157,952	104,418

Total debt securities	$298,311	$235,654

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

As of September 30, 2009, the Corporation holds $5,401,000 of stock in FHLB. In December 2008, FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Corporation’s stock is not transferable and can only be redeemed by FHLB. Further deterioration in the financial condition of FHLB may lead management to a conclusion that the cost of the Corporation’s stock in FHLB is not recoverable, which would result in a charge to earnings for impairment of the Corporation’s holdings of the stock. The amount of such a charge, if any, cannot be estimated at this time.

ASSETS HELD FOR SALE

Effective June 30, 2009, the Corporation transferred land and a building with a carrying amount of $699,000 from premises and equipment to assets held for sale in anticipation of the sale of the property in the fourth quarter of 2009. Since this property includes one of the Corporation’s branch locations, it will be leased back from the buyer.

DEPOSITS

Total deposits at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Percentage Change
		September 30, 2009	December 31, 2008

Checking, non-interest bearing	12.5%	$110,208	$97,999
Checking, interest bearing	(1.5%)	232,034	235,611
Savings accounts	70.0%	232,927	137,344
Certificates of deposit	(8.8%)	313,445	343,642

	9.1%	$888,614	$814,596

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine periods ended September 30, 2009, 45,000 and 124,875 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive. For the three and nine month periods ended September 30, 2008, 110,500 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic earnings per common share computation:

Distributed earnings allocated to common stock	$1,432	$1,366	$4,273	$4,095
Undistributed earnings (loss) allocated to common stock	813	(2,108)	2,677	(672)

Net earnings (loss) allocated to common stock	$2,245	$(742)	$6,950	$3,423

Weighted average common shares outstanding, including shares considered participating securities	8,681	8,566	8,643	8,566
Less: Average participating securities	(11)	(25)	(14)	(24)

Weighted average shares	8,670	8,541	8,629	8,542

Basic earnings (loss) per common share	$0.26	$(0.09)	$0.81	$0.40

Diluted earnings per common share computation:

Net earnings (loss) allocated to common stock	$2,245	$(742)	$6,950	$3,423

Weighted average common shares outstanding for basic earnings per common share	8,670	8,541	8,629	8,542
Add: Dilutive effects of assumed exercises of stock options	25	24	16	23

Weighted average shares and dilutive potential common shares	8,695	8,565	8,645	8,565

Diluted earnings per common share	$0.26	$(0.09)	$0.80	$0.40

DERIVATIVE INSTRUMENTS

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At September 30, 2009, the variable rate on the subordinated debt was 1.85% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of September 30, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2009 and for the three and nine month periods then ended (in thousands):

	Liability Derivative
	Balance Sheet	Fair
	Location	Value
As of September 30, 2009

Interest rate contract	Accrued interest payable and other liabilities	$789

For the Three Months
Ended September 30, 2009	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$(76)	Interest expense – subordinated debentures	$(95)	Other income	$—

For the Nine Months
Ended September 30, 2009
Interest rate contract	$147	Interest expense – subordinated debentures	$(233)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $399,000.

RESTATEMENT

Subsequent to the filing of its Form 10-Q for the quarter ended September 30, 2008, the Corporation’s management discovered an error in the valuation of one of its structured pooled trust preferred securities. In addition, management determined that certain assumptions associated with one of its other-than-temporary impairment evaluations for another structured pooled trust preferred securities were in error. As a result, an other-than-temporary impairment loss should have been recognized on this security during the quarter ended September 30, 2008. Because an other-than-temporary charge was originally recorded in the

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

fourth quarter of 2008 for 100% of the cost basis of this security, the Corporation’s net income for the fourth quarter of 2008 was understated. However, the Corporation’s net income for the year ended December 31, 2008 was not misstated since the error only involved the timing of the recognition of the other-than-temporary impairment charge between the third and fourth quarters of 2008.

Since these errors were not material to the consolidated financial statements taken as whole, an amended Form 10-Q for the quarter ended September 30, 2008 was not filed. Instead, the errors were corrected in the accompanying consolidated financial statements. The effects of these errors on the consolidated financial statements for the three and nine month periods ended September 30, 2008 are as follows (in thousands):

Financial statement line item	Balance as previously reported	Balance as corrected	Dollar change
Consolidated statement of income:
Three months ended September 30, 2008:
Total other-than-temporary impairment losses on available-for-sale securities	$(1,963)	$(3,680)	$(1,717)
Net impairment losses recognized in earnings	(1,963)	(3,680)	(1,717)
Net impairment losses realized in earnings and gains on available-for-sale securities	(1,963)	(3,680)	(1,717)
Total other loss	(864)	(2,581)	(1,717)
Income (loss) before income taxes	277	(1,440)	(1,717)
Income tax benefit	(95)	(696)	(601)
Net income (loss)	372	(744)	(1,116)
Earnings (loss) per share:
Basic	0.04	(0.09)	(0.13)
Diluted	0.04	(0.09)	(0.13)

Nine months ended September 30, 2008:
Total other-than-temporary impairment losses on available-for-sale securities	(1,963)	(3,680)	(1,717)
Net impairment losses recognized in earnings	(1,963)	(3,680)	(1,717)
Net impairment losses realized in earnings and gains on available-for-sale securities	(1,846)	(3,563)	(1,717)
Total other income	2,532	815	(1,717)
Income before income taxes	5,990	4,273	(1,717)
Income tax expense	1,440	839	(601)
Net income	4,550	3,434	(1,116)
Earnings per share:
Basic	0.53	0.40	(0.13)
Diluted	0.53	0.40	(0.13)

Consolidated statement of comprehensive income:
Three months ended September 30, 2008:
Net income (loss)	372	(744)	(1,116)
Net unrealized gains/losses arising during period, net of tax	(3,023)	(1,408)	1,615
Other comprehensive loss	(3,123)	(1,508)	1,615
Comprehensive loss	(2,751)	(2,252)	499

Nine months ended September 30, 2008:
Net income	4,550	3,434	(1,116)
Net unrealized gains/losses arising during period, net of tax	(7,725)	(6,110)	1,615
Other comprehensive loss	(7,825)	(6,210)	1,615
Comprehensive loss	(3,275)	(2,776)	499

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial statement line item	Balance as previously reported	Balance as corrected	Dollar change
Consolidated statement of cash flows:
Cash flows from operating activities:
Net income	$4,550	$3,434	$(1,116)
Net impairment losses realized in earnings and gains on available-for-sale securities	1,846	3,563	1,717

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. Accounting Standards Codification (ASC) 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making consistent fair value measurements. ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities and requires impairment of debt securities to be separated into (a) the amount of the total impairment related to credit loss, which is recognized in earnings, and (b) the amount of the total impairment related to all other factors, which is recognized in comprehensive income. The total other-than-temporary impairment is presented in the income statement with an offset for the amount of total other-than-temporary impairment recognized in other comprehensive income. These standards are effective for interim and annual periods ending after June 15, 2009, but entities may adopt them for the interim and annual periods ending after March 15, 2009. The Corporation adopted these standards for its quarter ended June 30, 2009. As a result of implementing ASC 320-10-65, the amount of other-than-temporary impairment recognized in income for the three months ended June 30, 2009 was $240,000. Had the standard not been issued, the amount of other-than-temporary impairment that would have been recognized in income for the period would have been $1,420,000.

In June 2009, the FASB issued two standard not yet integrated into the ASC titled Accounting for Transfers of Financial Assets and Amendments to FASB Interpretation No. 46(R). The first standard will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The second standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. These standards will be effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar-year basis. The adoption of these standards is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. This pronouncement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

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

GENERAL OVERVIEW

In September 2009, the Corporation expanded its ERIEBANK franchise by opening a temporary location in Meadville, Pennsylvania. Construction of a full service office is underway with opening expected in the second quarter of 2010. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan and deposit growth throughout the remainder of 2009.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $21.7 million at September 30, 2009 compared to $31.3 million at December 31, 2008. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $62.8 million or 26.4% since December 31, 2008. The increase is primarily the result of purchases of structured collateralized mortgage obligations, mortgage-backed securities, and tax-exempt securities from excess deposit growth not reinvested in loans. In addition, as more fully described below, the Corporation also had a higher than normal volume of sales and purchases of securities available for sale during the first nine months of 2009.

The Corporation’s structured pooled trust preferred securities currently do not trade in an active, open market with readily observable prices and are therefore classified within Level 3 of the valuation hierarchy. The fair value of these securities has been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that the subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace.

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of September 30, 2009, the Corporation held three structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $3,689,000 and fair value of $696,000, one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost and fair value of $1,166,000, and one structured pooled trust preferred security rated B3 by Moody’s having an amortized cost of $986,000 and fair value of $148,000.

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

The total reduction in corporate debt of approximately $2.0 million during the first quarter brought the Corporation’s exposure below the median of its peers based on data obtained from quarterly Uniform Bank Performance Reports. Proceeds from the sale of these corporate securities totaled $1,694,000 resulting in gross realized losses of $780,000. To offset this loss, the Corporation sold obligations of U.S. Government sponsored entities, state and political subdivisions, and mortgage-backed securities resulting in total proceeds of $30,318,000 and gross gains of $764,000. Management will continue to closely monitor its corporate debt portfolio and reduce identified risks based on changes in the economic environment and the fundamental financial health of individual institutions in which the Corporation is invested.

During the second and third quarters of 2009, management sold additional debt securities in an attempt to re-position a portion of its portfolio into lower risk-weighted assets. Proceeds from the sales were reinvested in other available for sale securities. None of these sales resulted in the realization of a significant loss.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments. We monitor the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, we maintain a sufficient level of liquidity to satisfy depositor requirements and various credit needs of our customers.

LOANS

The Corporation experienced a slight increase in loan demand during the first nine months of 2009. Our lending is primarily focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects moderate loan demand throughout the remainder of 2009 primarily as a result of the continued growth of our ERIEBANK division.

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

	Nine months ending September 30, 2009	Year ending December 31, 2008	Nine months ending September 30, 2008

Balance at beginning of period	$8,719	$6,773	$6,773
Charge-offs:
Commercial, industrial, and agricultural	301	33	33
Commercial mortgages	307	178	62
Residential mortgages	292	330	223
Consumer	1,313	1,169	546
Overdraft deposit accounts	192	334	232

	2,405	2,044	1,096

Recoveries:
Commercial, industrial, and agricultural	1	2	—
Commercial mortgages	—	—	2
Residential mortgages	1	6	6
Consumer	66	84	63
Overdraft deposit accounts	119	111	86

	187	203	157

Net charge-offs	(2,218)	(1,841)	(939)

Provision for loan losses	2,964	3,787	1,981

Balance at end of period	$9,465	$8,719	$7,815

Loans, net of unearned	$692,528	$671,556	$671,234
Allowance to net loans	1.37%	1.30%	1.16%
Net charge-offs to average loans	0.44%	0.28%	0.20%
Nonperforming assets	$14,400	$4,250	$4,964
Nonperforming % of total assets	1.32%	0.42%	0.49%

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

During the nine month period ended September 30, 2009, the Corporation increased its provision for loan losses and allowance as compared to the nine month period ended September 30, 2008. The increase was a result of increases in net charge-offs, primarily in the consumer discount portfolio, as well as growth in loans oustanding and nonperforming loans from September 30, 2008 to September 30, 2009. Due to the addition of Holiday Financial Services in 2005, the Corporation has grown a portfolio of consumer finance and discount loans with different risk characteristics than its consumer loan portfolio in its banking subsidiary. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in its bank consumer loan portfolio. Although such loans only represent 2.4% of the Corporation’s total outstanding loans at September 30, 2009, the characteristics of this higher credit risk portfolio were considered, resulting in increases to our provision and allowance for the nine months ended September 30, 2009.

Nonperforming loans and net charge-offs have increased during the first nine months of 2009, primarily as a result of the effect of rising costs and the overall challenging economic environment on certain borrowers. One large commercial loan, a shared national credit in which the Corporation participates, with a carrying value of $5.2 million was placed on nonaccrual status during the quarter ended September 30, 2009. Management has reviewed this loan to determine if a specific loss allocation was required and has determined that no significant allocation is warranted at this time. In addition, despite the increase in nonperforming loans during the quarter ended September 30, 2009, the total of impaired, criticized, and classified loans remained consistent with the quarter ended June 30, 2009. Management believes that both its current period provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2009.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $74.0 million from $814.6 million at December 31, 2008 to $888.6 million at September 30, 2009. The growth in deposits was the result of increases in savings accounts of $95.6 million, offset by a decrease in certificates of deposit of $30.2 million. Non-interest bearing checking accounts increased $12.2 million and interest bearing checking accounts decreased $3.6 million. The increase in savings accounts occurred as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK franchise. During the 3rd quarter, the Corporation continued to expand its business and consumer relationships in the ERIEBANK market, including the territory which will be served by its new Meadville, Pennsylvania branch that is scheduled to open in 2010. In addition, a large regional bank that had been located in northeastern Pennsylvania merged with another financial institution, resulting in opportunities to market the Corporation’s deposit products to potential new customers.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $68.6 million at September 30, 2009 and $62.5 million at December 31, 2008. In the first nine months of 2009, the Corporation earned $7.0 million and declared dividends of $4.3 million, a dividend payout ratio of 61.5% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Bank’s total risk-based capital ratio of 11.24% at September 30, 2009 is above the well-capitalized standard of 10%. The Bank’s Tier 1 capital ratio of 10.14% at September 30, 2009 is above the well-capitalized minimum of 6%. The Bank’s leverage ratio at September 30, 2009 was 7.49%, also above the well-capitalized standard of 5%. The Corporation’s total risk-based capital, Tier 1 capital and leverage ratios all exceed well-capitalized standards as well. The ratios provide quantitative data demonstrating the strength and future opportunities for use of the Corporation’s capital base. An evaluation of risk-based capital ratios and the capital position of the Corporation is part of its budgeting and strategic planning processes.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2009 (in thousands):

Commitments to extend credit	$194,192
Standby letters of credit	16,414

$210,606

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN

Dollars in thousands

	September 30, 2009			September 30, 2008
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$9,187	2.58%	$178	$7,010	4.91%	$258
Federal funds sold and securities purchased under agreements to resell	2	0.00%	—	12,765	3.47%	332
Securities:
Taxable (1)	209,142	3.46%	5,698	150,159	4.61%	5,354
Tax-Exempt (1,2)	54,423	5.67%	2,273	28,842	6.61%	1,397
Equity Securities (1,2)	1,484	3.14%	35	5,619	5.77%	275

Total	274,238	3.84%	8,184	204,395	4.86%	7,616

Loans:
Commercial (2)	240,476	5.81%	10,486	241,429	6.63%	12,011
Mortgage (2)	392,732	6.47%	19,052	350,405	7.03%	18,476
Consumer	46,632	15.09%	5,278	47,583	14.39%	5,137

Total loans (3)	679,840	6.83%	34,816	639,417	7.43%	35,624

Total earning assets	954,078	5.95%	$43,000	843,812	6.79%	$43,240

Non interest-bearing assets:
Cash and due from banks	32,736			29,003
Premises and equipment	23,160			22,044
Other assets	49,733			39,829
Allowance for loan losses	(9,151)			(7,273)

Total non interest-bearing assets	96,478			83,603

TOTAL ASSETS	$1,050,556			$927,415

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$241,070	0.81%	1,467	$199,320	1.43%	2,132
Savings	181,996	1.69%	2,306	87,399	1.80%	1,177
Time	320,139	2.46%	5,906	349,576	2.98%	7,808

Total interest-bearing deposits	743,205	1.74%	9,679	636,295	2.33%	11,117

Short-term borrowings	2,192	0.24%	4	977	1.50%	11
Long-term borrowings	105,472	4.33%	3,424	99,656	4.49%	3,355
Subordinated debentures	20,620	4.22%	653	20,620	4.92%	761

Total interest-bearing liabilities	871,489	2.11%	$13,760	757,548	2.68%	$15,244

Demand - non interest-bearing	102,622			96,545
Other liabilities	11,313			5,550

Total liabilities	985,424			859,643

Shareholders’ equity	65,132			67,772

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,050,556			$927,415

Interest income/Earning assets		5.95%	$43,000		6.79%	$43,240
Interest expense/Interest-bearing liabilities		2.11%	13,760		2.68%	15,244

Net interest spread		3.84%	$29,240		4.11%	$27,996

Interest income/Interest-bearing assets		5.95%	43,000		6.79%	43,240
Interest expense/Interest-bearing assets		1.92%	13,760		2.41%	15,244

Net interest margin		4.03%	$29,240		4.39%	$27,996

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2.2 million for the third quarter of 2009 compared to a net loss of $744 thousand for the same period of 2008. The earnings (loss) per diluted share was $0.26 in the third quarter of 2009 and ($0.09) for the third quarter of 2008. The Corporation’s third quarter 2008 results of operations were negatively affected by other-than-temporary impairment charges of $3.7 million related to two debt securities and $1.4 million in realized and unrealized losses on securities for which fair value was elected.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.5 million in the third quarter of 2009, an increase of $344 thousand (or 3.8%) over the third quarter of 2008. Total interest and dividend income decreased by $446 thousand (or 3.1%) as compared to the third quarter of 2008. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets due to the current interest rate environment. However, our total interest expense decreased $790 thousand (or 14.8%) as compared to the third quarter of 2008. The Corporation’s deposits continue to grow; however, interest expense has been positively impacted by decreases in rates paid on deposit accounts, primarily as a result of decreases in short-term interest rates by the Federal Reserve throughout 2008.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.1 million in the third quarter of 2009 compared to $716 thousand in the third quarter of 2008. As noted in the allowance for loan loss table, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the third quarter are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2009.

OTHER INCOME (LOSS)

Other income (loss) improved significantly in the third quarter of 2009 as compared to the same period in 2008. A substantial portion of the change is a result of the Corporation’s net realized and unrealized securities losses and other-than-temporary impairment losses incurred during the third quarter of 2008, which resulted in pretax charges totaling $5.1 million. The Corporation also recognized impairment losses, realized gains on available-for-sale securities, and net unrealized gains on securities for which fair value was elected during the third quarter of 2009 which resulted in a net pre-tax reduction of income in the amount of $447 thousand.

Excluding the effects of securities transactions, the Corporation’s other income increased $34 thousand (or 1.4%) in the third quarter of 2009 as compared to the same period in 2008.

NON-INTEREST EXPENSE

Non-interest expense increased 2.8% to $7.5 million in the third quarter of 2009 compared to $7.3 million in the third quarter 2008. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) increased by $169 thousand as a result of increases in the deposits on which the premium assessment is based and higher assessment rates in 2009.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense was $723 thousand in the third quarter of 2009 as compared to a tax benefit of $696 thousand in the third quarter of 2008. The federal income tax benefit in the third quarter of 2008 occurred as a result of the pre-tax loss, as well as tax-exempt income of $507 thousand resulting from investments in state and political subdivision obligations and bank owned life insurance.

Nine Months Ended September 30, 2009 and 2008

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $7.0 million for the first nine months of 2009 compared to $3.4 million for the same period of 2008. The earnings per diluted share increased from $0.40 in the first nine months of 2008 to $0.80 for the same period of 2009. The return on assets and the return on equity for the first nine months of 2009 are 0.89% and 14.29% as compared to 0.49% and 6.77% for the first nine months of 2008.

INTEREST INCOME AND EXPENSE

Net interest income totaled $28.1 million in the first nine months of 2009, an increase of $873 thousand (or 3.2%) over the first nine months of 2008. Total interest and dividend income decreased by $611 thousand (or 1.4%) as compared to the first nine months of 2008. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. As noted in the average balances and net interest margin table, the Corporation’s average earning assets have grown by $110.3 million since September 30, 2008 while the yield has decreased by 84 basis points from 6.79% to 5.95%. Total interest expense, however, decreased $1.5 million (or 9.7%) as compared to the first nine months of 2008. The Corporation’s deposits continue to grow; however, interest expense has been positively impacted by decreases in rates paid on deposit accounts, primarily as a result of decreases in short-term interest rates by the Federal Reserve throughout 2008. As a result, the cost of interest bearing liabilities decreased by 57 basis points which more than offset the increase in average interest bearing liabilities of $113.9 million.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $3.0 million in the first nine months of 2009 compared to $2.0 million in the first nine months of 2008. As noted in the allowance for loan loss table, the Corporation has experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remains at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in the current year are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2009.

OTHER INCOME

Other income improved significantly in the nine months ended September 30, 2009 as compared to the same period in 2008. A substantial portion of the change is a result of the Corporation’s net realized and unrealized securities losses and other-than-temporary impairment losses incurred during the third quarter of 2008, which resulted in pretax charges totaling $6.3 million. The Corporation also recognized impairment losses, realized gains on available-for-sale securities, and net unrealized gains on securities for which fair value was elected during the first nine months of 2009 which resulted in a net pre-tax reduction of income in the amount of $470 thousand.

Excluding the effects of securities transactions, the Corporation’s other income increased $252 thousand (or 3.6%) during the first nine months of 2009 as compared to the same period in 2008. The most significant increase of $436 thousand occurred in mortgage banking income, which is a result of the volume of refinancing transactions processed by the Corporation’s mortgage banking department in the 2009 compared to 2008. The principal balances of mortgage loans sold to Freddie Mac increased from $8.7 million in the nine months ended September 30, 2008 to $40.9 million in the nine months ended September 30, 2009.

NON-INTEREST EXPENSE

Non-interest expense increased 4.2% to $22.7 million in the first nine months of 2009 compared to $21.7 million in the first nine months of 2008. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) increased by $1.1 million primarily as a result of increases in the deposits on which the premium assessment is based, higher assessment rates, and the 2009 special assessment described in the paragraph below.

As an institution insured by the Federal Deposit Insurance Corporation (FDIC), the Corporation is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Corporation, in order to begin recapitalizing the fund. In addition, in the second quarter of 2009, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions which was paid on September 30, 2009, based on total assets less Tier 1 capital at June 30, 2009. The Corporation’s expense attributable to this special assessment is $475 thousand, which is reflected in FDIC insurance premiums.

Salaries and benefits expenses decreased $570 thousand, primarily due to a decrease in health insurance costs of $326 thousand and a decrease in supplemental executive retirement plan expenses of $249 thousand.

INCOME TAX EXPENSE

Income tax expense was $2.3 million in the first nine months of 2009 as compared to $839 thousand in the first nine months of 2008, resulting in an effective tax rate of 24.8% and 19.6%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate is attributable to a lower percentage of tax-exempt income compared to pre-tax income.

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

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at September 30, 2009 was 1.38% of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Static 1-Yr. Cumulative Gap	1.38%	1.42%
Earnings Simulation:
-200 bps vs. Stable Rate	11.37%	6.28%
+200 bps vs. Stable Rate	(8.21)%	(10.59)%

The interest rate sensitivity position at September 30, 2009 was asset sensitive in the short-term, which is consistent with December 31, 2008. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – There were no shares purchased as part of publicly announced plans or programs from January 1, 2009 to September 30, 2009. The maximum number of shares that may yet be purchased under publicly announced plans or programs is 168,386.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.	SUBMISSION OF MATTERS FOR SECURITY HOLDERS VOTE – None

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2009	/S/ WILLIAM F. FALGER
William F. Falger
President and Director
(Principal Executive Officer)

DATE: November 6, 2009	/S/ CHARLES R. GUARINO
Charles R. Guarino
Treasurer
(Principal Financial Officer)