Form 10-Q
period 2010-03-31
CNB FINANCIAL CORP/PA
filed 2010-05-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the issuer’s common stock as of May 3, 2010

COMMON STOCK: $0 PAR VALUE, 8,797,287 SHARES

INDEX

PART I.
FINANCIAL INFORMATION

Sequential Page Number

ITEM 1 – Financial Statements (unaudited)

PAGE 3.	Consolidated Balance Sheets – March 31, 2010 and December 31, 2009

PAGE 4.	Consolidated Statements of Income – Three months ended March 31, 2010 and 2009

PAGE 5.	Consolidated Statements of Comprehensive Income – Three months ended March 31, 2010 and 2009

PAGE 6.	Consolidated Statements of Cash Flows – Three months ended March 31, 2010 and 2009

PAGE 7.	Notes to Consolidated Financial Statements

ITEM 2 – Management’s Discussion and Analysis

PAGE 20.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosures

PAGE 30.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 – Controls and Procedures

PAGE 31.	Controls and Procedures

PART II.
OTHER INFORMATION

PAGE 32.	ITEM 1 Legal Proceedings

PAGE 32.	ITEM 1A Risk Factors

PAGE 32.	ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

PAGE 32.	ITEM 3 Defaults Upon Senior Securities

PAGE 32.	ITEM 4 [Removed and Reserved]

PAGE 32.	ITEM 5 Other Information

PAGE 32.	ITEM 6 Exhibits

PAGE 33.	Signatures

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Cash and due from banks	$52,883	$19,959
Interest bearing deposits with other banks	2,460	2,399

Total cash and cash equivalents	55,343	22,358

Interest bearing time deposits with other banks	5,164	6,388
Securities available for sale	389,519	345,415
Trading securities	1,037	955
Loans held for sale	3,321	1,218
Loans	714,033	718,022
Less: unearned discount	(2,651)	(2,880)
Less: allowance for loan losses	(9,914)	(9,795)

Net loans	701,468	705,347
FHLB and other equity interests	6,824	6,907
Premises and equipment, net	24,321	23,355
Bank owned life insurance	19,142	16,440
Mortgage servicing rights	940	876
Goodwill	10,821	10,821
Other intangible assets	60	85
Accrued interest receivable and other assets	21,854	21,426

TOTAL	$1,239,814	$1,161,591

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$115,801	$116,310
Interest bearing deposits	916,691	840,548

Total deposits	1,032,492	956,858

Treasury, tax and loan borrowings	1,149	1,380
FHLB and other borrowings	99,975	100,003
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	13,694	13,321

Total liabilities	1,167,930	1,092,182

Common stock, $0 par value; authorized 50,000,000 shares; issued 9,233,750 shares	—	—
Additional paid in capital	12,525	12,631
Retained earnings	69,387	68,676
Treasury stock, at cost (434,007 shares at March 31, 2010 and 472,477 shares at December 31, 2009)	(6,476)	(7,023)
Accumulated other comprehensive loss	(3,552)	(4,875)

Total shareholders’ equity	71,884	69,409

TOTAL	$1,239,814	$1,161,591

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,312	$11,430
Deposits with banks	32	72
Securities:
Taxable	2,340	1,906
Tax-exempt	476	537
Dividends	8	10

Total interest and dividend income	14,168	13,955

INTEREST EXPENSE:
Deposits	3,440	3,331
Borrowed funds	1,098	1,191
Subordinated debentures	189	230

Total interest expense	4,727	4,752

NET INTEREST INCOME	9,441	9,203
PROVISION FOR LOAN LOSSES	585	862

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,856	8,341

NON-INTEREST INCOME:
Trust and asset management fees	246	210
Service charges on deposit accounts	945	933
Other service charges and fees	301	349
Net realized and unrealized gains (losses) on securities for which fair value was elected	82	(151)
Mortgage banking	201	153
Bank owned life insurance	202	180
Wealth management	149	160
Other	260	133

	2,386	1,967

Total other-than-temporary impairment losses on available-for-sale securities	(834)	—
Less portion of loss recognized in other comprehensive income (loss)	50	—

Net impairment losses recognized in earnings	(784)	—
Net realized gains (losses) on available-for-sale securities	432	(16)

Net impairment losses recognized in earnings and realized gains (losses)on available-for-sale securities	(352)	(16)

Total non-interest income	2,034	1,951

NON-INTEREST EXPENSES:
Salaries and benefits	3,977	3,565
Net occupancy expense of premises	1,135	1,104
FDIC insurance premiums	389	273
Amortization of intangibles	25	25
Other	2,563	2,392

Total non-interest expenses	8,089	7,359

INCOME BEFORE INCOME TAXES	2,801	2,933
INCOME TAX EXPENSE	641	707

NET INCOME	$2,160	$2,226

EARNINGS PER SHARE:
Basic	$0.25	$0.26
Diluted	$0.25	$0.26

DIVIDENDS PER SHARE,
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2010	2009

NET INCOME	$2,160	$2,226

Other comprehensive income (loss), net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of $32 and ($13), respectively	(59)	23

Net change in unrealized gains (losses) on securities available for sale:

Unrealized losses on other-than-temporarily impaired securities available for sale:

Unrealized losses arising during the period, net of tax of $17	(33)	—

Reclassification adjustment for losses included in net income, net of tax of ($274)	510	—

	477	—

Unrealized gains (losses) on other securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of ($639) and $629, respectively	1,186	(1,173)

Reclassification adjustment for accumulated (gains) losses included in net income, net of tax of $151 and ($5), respectively	(281)	11

	905	(1,162)

Other comprehensive income (loss)	1,323	(1,139)

COMPREHENSIVE INCOME	$3,483	$1,087

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,160	$2,226
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	585	862
Depreciation and amortization	509	501
Amortization, accretion and deferred loan fees and costs	491	205
Net impairment losses recognized in earnings and realized gains (losses)on available-for-sale securities	352	16
Net realized and unrealized (gains) losses on securities for which fair value was elected	(82)	151
Gain on sale of loans	(169)	(122)
Net gains on dispositions of premises and equipment and foreclosed assets	(23)	—
Proceeds from sale of loans	3,695	10,241
Origination of loans held for sale	(5,750)	(10,177)
Increase in bank owned life insurance	(202)	(180)
Stock-based compensation expense	77	25
Changes in:
Accrued interest receivable and other assets	(938)	945
Accrued interest payable and other liabilities	(232)	450

NET CASH PROVIDED BY OPERATING ACTIVITIES	473	5,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	1,224	574
Proceeds from maturities, prepayments and calls of securities	18,822	20,514
Proceeds from sales of securities	26,970	32,012
Purchase of securities	(88,643)	(52,071)
Loan origination and payments, net	3,086	(6,235)
Purchase of bank owned life insurance	(2,500)	—
Redemption (purchase) of FHLB and other equity interests	83	(1,036)
Purchase of premises and equipment	(879)	(342)
Proceeds from the sale of premises and equipment and foreclosed assets	82	—

NET CASH USED IN INVESTING ACTIVITIES	(41,755)	(6,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	50,550	27,345
Certificates of deposit	25,084	(17,250)
Proceeds from sale of treasury stock	299	288
Proceeds from exercise of stock options	42	17
Cash dividends paid	(1,449)	(1,422)
Repayment of long-term borrowings	(28)	(23)
Net change in short-term borrowings	(231)	242

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,267	9,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,985	7,756

CASH AND CASH EQUIVALENTS, Beginning	22,358	31,256

CASH AND CASH EQUIVALENTS, Ending	$55,343	$39,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest	$4,760	$4,923
Income taxes	$370	$(573)

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$238	$14
Grant of restricted stock awards from treasury stock	$233	$5

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three months ended March 31, 2010 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Form 10-K for the period ended December 31, 2009.

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

At March 31, 2010, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three or nine months periods then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $77,000 and $25,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $510,000 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended March 31, 2010 follows:

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	30,144	$14.83
Granted	16,500	15.00
Vested	(9,810)	14.06
Forfeited	—	—

Nonvested at end of period	36,834	$15.11

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Fair value changes attributable to unrealized gains (losses) that were included in earnings for the three months ended March 31, 2010 and 2009 were $82,000 and ($151,000), respectively. There were no sales of securities for which the fair value option was elected during the three months ended March 31, 2010 and 2009.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $8,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair values of certain mortgage-backed securities and one corporate bond classified as available for sale have been determined by using Level 3 inputs. The Corporation has engaged valuation experts to price these securities using proprietary models, which incorporate assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$10,264	$—	$10,264	$—
U.S. Government sponsored entities	138,969	12,030	126,939	—
States and political subdivisions	61,710	10,248	51,462	—
Residential mortgage and asset backed	150,986	15,910	134,616	460
Corporate notes and bonds	10,996	—	9,636	1,360
Pooled trust preferred	1,894	—	—	1,894
Pooled SBA	13,003	11,098	1,905
Other securities	1,697	1,697	—	—

Total Securities Available For Sale	$389,519	$50,983	$334,822	$3,714

Trading Securities:
Equity securities – financial services	$496	$496	$—	$—
Equity securities – health care	161	161	—	—
Equity securities – energy	118	118	—	—
Equity securities – U.S. Government sponsored entities	98	98	—	—
Equity securities – industrials	109	109	—	—
Equity securities – utilities	55	55	—	—

Total Trading Securities	$1,037	$1,037	$—	$—

Liabilities – Interest rate swap	$(792)	$—	$(792)	$—

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$10,269	$—	$10,269	$—
U.S. Government sponsored entities	106,961	30,643	76,318	—
States and political subdivisions	56,561	3,273	53,288	—
Residential mortgage and asset backed	145,400	5,625	139,272	503
Corporate notes and bonds	13,631	—	13,631	—
Pooled trust preferred	1,909	—	—	1,909
Pooled SBA	8,989	5,017	3,972	—
Other securities	1,695	1,695	—	—

Total Securities Available For Sale	$345,415	$46,253	$296,750	$2,412

Trading Securities:
Equity securities – financial services	$440	$440	$—	$—
Equity securities – health care	164	164	—	—
Equity securities – energy	109	109	—	—
Equity securities – U.S. Government sponsored entities	102	102	—	—
Equity securities – industrials	81	81	—	—
Equity securities – other	59	59	—	—

Total Trading Securities	$955	$955	$—	$—

Liabilities – Interest rate swap	$(701)	$—	$(701)	$—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Quarter ended March 31, 2010			Year ended December 31, 2009
	Residential	Corporate	Pooled	Residential	Pooled
	mortgage and	notes and	trust	mortgage and	trust
	asset backed	bonds	preferred	asset backed	preferred

Beginning balance	$503	$—	$1,909	$4,318	$3,079
Transfers into Level 3 (a) (c)	—	1,040	—	—	—
Transfers out of Level 3 (b) (c)	—	—	—	(1,415)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(784)	—	(2,415)
Included in other comprehensive income	—	320	769	—	1,318
Purchases, issuances, sales, and settlements:		—	—		(73)
Sales	—	—	—	(2,400)	—
Settlements	(43)	—	—	—	—

Ending balance	$460	$1,360	$1,894	$503	$1,909

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for this security.
(b)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(c)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The unrealized losses reported in earnings for the three months ended March 31, 2010 and for the year ended December 31, 2009 for Level 3 assets that are still held at March 31, 2010 and December 31, 2009 relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the quarter ended March 31, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

Fair value on
Description	date of transfer
U.S. Government sponsored entities	$28,643
States and political subdivisions	3,273
Residential mortgage and asset backed	5,384

Total	$37,300

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. There were no transfers of securities from the Level 2 category to the Level 1 category during the quarter ended March 31, 2010.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2010 and December 31, 2009:

Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets,
Impaired loans	$11,440	$—	$—	$11,440

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets,
Impaired loans	$9,471	$—	$—	$9,471

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $13,133, with a valuation allowance of $1,693 as of March 31, 2010, resulting in an additional provision for loan losses of $384 for the three months then ended. Impaired loans had a principal balance of $10,880, with a valuation allowance of $1,409 as of December 31, 2009, resulting in an additional provision for loan losses of $730 for the year then ended.

Fair Value of Financial Instruments

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans, deposits or borrowings that reprice frequently and fully. For fixed rate

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following table presents the carrying amount and fair value of financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
ASSETS
Cash and cash equivalents	$55,343	$55,343	$22,358	$22,358
Interest bearing time deposits with other banks	5,164	5,196	6,388	6,565
Securities available for sale	389,519	389,519	345,415	345,415
Trading securities	1,037	1,037	955	955
Loans held for sale	3,321	3,349	1,218	1,228
Net loans	701,468	722,200	705,347	728,074
FHLB and other equity interests	6,824	N/A	6,907	N/A
Accrued interest receivable	5,229	5,229	4,728	4,728

LIABILITIES
Deposits	$(1,032,492)	$(1,014,935)	$(956,858)	$(956,231)
FHLB, Treasury, tax and loan, and other borrowings	(101,124)	(104,773)	(101,383)	(109,753)
Subordinated debentures	(20,620)	(10,536)	(20,620)	(10,609)
Interest rate swap	(792)	(792)	(701)	(701)
Accrued interest payable	(1,873)	(1,873)	(1,906)	(1,906)

SECURITIES

Securities available for sale at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010				December 31, 2009
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$10,249	$16	$(1)	$10,264	$10,288	$5	$(24)	$10,269
U.S. Gov’t sponsored entities	139,846	238	(1,115)	138,969	107,615	94	(748)	106,961
State & political subdivisions	60,636	1,130	(56)	61,710	55,710	991	(140)	56,561
Residential mortgage & asset backed	149,915	1,426	(355)	150,986	144,878	1,188	(666)	145,400
Corporate notes & bonds	15,329	—	(4,333)	10,996	18,713	—	(5,082)	13,631
Pooled trust preferred	3,810	35	(1,951)	1,894	4,594	—	(2,685)	1,909
Pooled SBA	12,887	116	—	13,003	8,894	102	(7)	8,989
Other securities	1,670	29	(2)	1,697	1,670	28	(3)	1,695

Total	$394,342	$2,990	$(7,813)	$389,519	$352,362	$2,408	$(9,355)	$345,415

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At March 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury	$1,014	$(1)	$—	$—	$1,014	$(1)
U.S. Gov’t sponsored entities	84,436	(1,114)	1,000	(1)	85,436	(1,115)
State & political subdivisions	3,985	(29)	2,481	(27)	6,466	(56)
Residential mortgage & asset backed	40,384	(353)	2,502	(2)	42,886	(355)
Corporate notes & bonds	—	—	10,996	(4,333)	10,996	(4,333)
Pooled trust preferred	—	—	704	(1,951)	704	(1,951)
Pooled SBA	—	—	—	—	—	—
Other securities	—	—	147	(2)	147	(2)

	$129,819	$(1,497)	$17,830	$(6,316)	$147,649	$(7,813)

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury	$6,201	$(24)	$—	$—	$6,201	$(24)
U.S. Gov’t sponsored entities	49,420	(748)	—	—	49,420	(748)
State & political subdivisions	9,865	(103)	3,710	(37)	13,575	(140)
Residential mortgage & asset backed	68,293	(644)	3,198	(22)	71,491	(666)
Corporate notes & bonds	—	—	13,631	(5,082)	13,631	(5,082)
Pooled trust preferred	—	—	1,909	(2,685)	1,909	(2,685)
Pooled SBA	1,009	(7)	—	—	1,009	(7)
Other securities	—	—	146	(3)	146	(3)

	$134,788	$(1,526)	$22,594	$(7,829)	$157,382	$(9,355)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2010, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Within the next two years, management expects that credit markets will normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates.

Using this methodology, four of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of two of these securities was recognized in earnings prior to 2010, and an impairment loss was recognized in earnings for one of these securities during the quarter ended March 31, 2010. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected. The amount of other-than-temporary impairment recognized in income and in total comprehensive income for the three months ended March 31, 2010 was $784,000 and ($50,000), respectively.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the three months ended March 31, 2010:

	Adjusted
	Amortized	Unrealized	Fair	Credit Losses
	Cost	Gain (Loss)	Value	Realized in Earnings
ALESCO Preferred Funding V, Ltd.	$1,240	$(760)	$480	$—
ALESCO Preferred Funding XII, Ltd.	429	(392)	37	784
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—
Preferred Term Securities XVI, Ltd.	986	(799)	187	—
US Capital Funding VI, Ltd.	—	—	—	—
MM Community Funding II, Ltd.	1,155	35	1,190	—

Total	$3,810	$(1,916)	$1,894	$784

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	784

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$2,199

At March 31, 2010, approximately 25% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of March 31, 2010 and December 31, 2009, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2010	$26,970	$446	$(14)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
1 year or less	$37,533	$37,393	$27,183	$27,175
1 year – 5 years	72,650	72,872	74,532	74,608
5 years – 10 years	86,915	86,610	61,617	61,077
After 10 years	45,659	39,961	42,482	35,460

	242,757	236,836	205,814	198,320
Residential mortgage & asset backed securities	149,915	150,986	144,878	145,400

Total debt securities	$392,672	$387,822	$350,692	$343,720

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

LOANS

Total loans at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
Commercial, industrial, and agricultural	$240,457	$240,357
Residential mortgage	225,996	225,845
Commercial mortgage	192,551	194,718
Consumer and other	55,029	57,102

	$714,033	$718,022

At March 31, 2010 and December 31, 2009, net unamortized loan costs and fees of ($387) and ($417), respectively, have been included in the carrying value of loans.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Deposit accounts that have overdrawn their current balance, known as overdrafts, are reclassified to loans. Overdrafts included in loans are $376 at March 31, 2010 and $391 at December 31, 2009.

Impaired loans are as follows at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$3,003	$3,182
Loans with allocated allowance for loan losses	13,133	10,880

	$16,136	$14,062

Amount of the allowance for loan losses allocated	$1,693	$1,409

Average impaired loans outstanding during the quarter ended March 31, 2010 and the year ended December 31, 2009 were $15,099 and $10,812, respectively. Interest income recognized during impairment and cash basis interest income recognized was not material in any year presented.

Nonaccrual loans and loans past 90 days still on accrual at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009

Loans past due over 90 days still on accrual	$1,727	$584
Nonaccrual loans	12,841	12,757

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

As of March 31, 2010, the Corporation holds $5,401 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	its operating performance;

•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and

•	its liquidity and funding position

After evaluating all of these considerations, the Corporation concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

DEPOSITS

Total deposits at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Percentage
	Change	March 31, 2010	December 31, 2009
Checking, non-interest bearing	(0.4)%	$115,801	$116,310
Checking, interest bearing	1.6%	248,163	244,218
Savings accounts	17.3%	320,210	273,096
Certificates of deposit	7.8%	348,318	323,234

	7.9%	$1,032,492	$956,858

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three month period ended March 31, 2010 and 2009, 86,750 and 157,348 shares under option were excluded from the diluted earnings per share calculations as they were anti-dilutive.

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended
	March 31,
	2010	2009
Net income per consolidated statements of income	$2,160	$2,226
Net earnings allocated to participating securities	(9)	(5)

Net earnings allocated to common stock	$2,151	$2,221

Basic earnings per common share computation:

Distributed earnings allocated to common stock	$1,444	$1,417
Undistributed earnings allocated to common stock	707	804

Net earnings allocated to common stock	$2,151	$2,221

Weighted average common shares outstanding, including shares considered participating securities	8,783	8,608
Less: Average participating securities	(34)	(17)

Weighted average shares	8,749	8,591

Basic earnings per common share	$0.25	$0.26

Diluted earnings per common share computation:

Net earnings allocated to common stock	$2,151	$2,221

Weighted average common shares outstanding for basic earnings per common share	8,749	8,591
Add: Dilutive effects of assumed exercises of stock options	13	7

Weighted average shares and dilutive potential common shares	8,762	8,598

Diluted earnings per common share	$0.25	$0.26

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At March 31, 2010, the variable rate on the subordinated debt was 1.81% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of March 31, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of and for the three months ended March 31, 2010 (in thousands):

As of March 31, 2010	Liability Derivative
	Balance Sheet Location	Fair Value

Interest rate contract	Accrued interest payable and other liabilities	$(792)

For the Three Months Ended March 31, 2010	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$(59)	Interest expense – subordinated debentures	($101)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $403,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-4, “Accounting for Various Topics, Technical Corrections to SEC Paragraphs.” In addition, in February 2010, the FASB issued Accounting Standards Update No. 2010-8, “Technical Corrections to Various Topics.” These updates covered a wide variety of accounting matters, including subsequent events, goodwill, derivative financial instruments, and investments in limited partnerships. The most significant provisions of these updates were effective upon issuance and did not have a material effect on the Corporation’s results of operations or financial position.

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, “Fair Value Measurements and Disclosures.” This update requires new disclosures concerning transfers in and out of Level 1 and Level 2 securities within the fair value hierarchy and a more detailed reconciliation of activity in Level 3 securities. The update also provides amendments that clarify existing disclosures concerning the level of disaggregation in fair value disclosures, as well as disclosures about inputs and valuation techniques. Finally, the update includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material effect on the Corporation’s results of operations or financial position.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events.” This update removes the requirement for an SEC filer to disclose a subsequent events evaluation date in both issued and revised financial statements. The update was effective on issuance and did not have a material effect on the Corporation’s results of operations or financial position.

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

GENERAL OVERVIEW

In September 2009, the Corporation expanded its ERIEBANK franchise by opening a temporary location in Meadville, Pennsylvania. Construction of a full service office is underway with opening expected in the second quarter of 2010. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with moderate loan growth during 2010. Deposit growth was significant in 2009 and the first quarter of 2010 as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK franchise. Deposit growth is expected to be moderate throughout the remainder of 2010 due to the continued historically low interest rate environment and the resulting adjustments that management made to certain deposit rates in the first quarter of 2010.

The Corporation has a total of eight offices within Holiday Financial Services Corporation. Although the consumer discount loan business is relatively new to the Corporation, management has made the necessary investments in experienced personnel and technology which has facilitated the growth of Holiday into a successful and profitable subsidiary of the Corporation.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures will continue to provide growth in earning assets as well as growth in relationships and enhanced non-interest income which we believe will more than offset these costs in 2010 and beyond. In addition, throughout 2009 and the first quarter of 2010, management conducted a cost management study covering all areas of non-interest expense. Cost savings as a result of this study were recognized in 2009 and the first quarter of 2010, with benefits continuing into subsequent periods.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in the first quarter of 2010 as a result of the current interest rate environment. However, management will continue to apply a disciplined approach to managing our balance sheet in these uncertain times. We have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, we will implement strategies to effectively reduce our cost of funds. Due to our continued growth, non-interest income should be enhanced in several areas including trust income, service charges and other fees. While our business plan continues to focus on commercial lending, we also offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to sustain core earnings through the remainder of 2010.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $55.3 million at March 31, 2010 compared to $22.4 million at December 31, 2009. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. In March 2010, the Corporation had significant deposit growth that was not immediately invested in the securities portfolio. During the second quarter of 2010, management expects to reduce its cash and cash equivalents balance as a result of loan growth and new investments in the securities portfolio.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $44.2 million or 12.8% since December 31, 2009. The increase is primarily the result of purchases of securities issued by government sponsored entities and resulted from deposit growth not reinvested in loans.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of March 31, 2010, the Corporation held three structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $2,655,000 and fair value of $704,000, and one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost of $1,155,000 and fair value of $1,190,000.

Based on our evaluation of certain structured pooled trust preferred securities, the present value of the projected cash flows was not sufficient for full repayment of the amortized cost for one of the securities resulting in total impairment charges realized during the first quarter of 2010 of $784 thousand. For the other pooled trust preferred securities, the present value of the projected cash flows was sufficient for full repayment of amortized cost, and, therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

During the first quarter of 2010, management sold certain debt securities in an attempt to re-position a portion of its portfolio into lower risk-weighted assets. Proceeds from the sales were reinvested in other available for sale securities. Individually and in the aggregate, none of these sales resulted in the realization of a significant loss.

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

LOANS

The Corporation experienced a slight decrease in loans during the first quarter of 2010. Our lending is focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects moderate loan demand throughout the remainder of 2010.

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

	Three months ending March 31, 2010	Year ending December 31, 2009	Three months ending March 31, 2009

Balance at beginning of period	$9,795	$8,719	$8,719
Charge-offs:
Commercial, industrial, and agricultural	157	860	—
Commercial mortgages	28	381	78
Residential mortgages	46	378	53
Consumer	268	1,723	435
Overdraft deposit accounts	42	269	51

	541	3,611	617

Recoveries:
Commercial, industrial, and agricultural	2	2	—
Commercial mortgages	—	—	—
Residential mortgages	2	1	—
Consumer	31	75	15
Overdraft deposit accounts	40	144	45

	75	222	60

Net charge-offs	(466)	(3,389)	(557)

Provision for loan losses	585	4,465	862

Balance at end of period	$9,914	$9,795	$9,024

Loans, net of unearned	$711,382	$715,142	$677,165
Allowance to net loans	1.39%	1.37%	1.33%
Net charge-offs to average loans	0.26%	0.49%	0.33%
Nonperforming assets	$15,046	$13,557	$4,862
Nonperforming % of total assets	1.21%	1.17%	0.47%

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

During the three month period ended March 31, 2010, the Corporation decreased its provision for loan losses and allowance as compared to the three month period ended March 31, 2009. The decrease was a result of reductions in net charge-offs, primarily in the consumer discount portfolio, as well as a lack of loan growth during the quarter ended March 31, 2010.

Nonperforming loans have increased significantly from March 31, 2009 to March 31, 2010, primarily due to the effect of the overall challenging economic environment on certain borrowers. One large commercial loan, a shared national credit in which the Corporation participates, with a carrying value of $5.0 million was placed on nonaccrual status during the quarter ended September 30, 2009. Management has reviewed this loan to determine if a specific loss allocation was required and has determined that no significant allocation is warranted at this time. In addition, most of the Corporation’s loans that have nonaccrual status are also impaired and subject to the Corporation’s specific loss allocation process. The resulting specific losses identified have remained consistent. As such, during the twelve month period ended March 31, 2010, the allowance for loan losses as a percentage of net loans only increased by six basis points from 1.33% at March 31, 2009 to 1.39% at March 31, 2010 due to reserves related to loans that do not require a specific allocation, primarily as a result of the current economic environment.

Management believes that both its 2010 provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2010.

PREMISES AND EQUIPMENT

Premises and equipment increased $966 thousand, or 4.1%, since December 31, 2009. This increase is the result of growth initiatives with the ERIEBANK division. As mentioned in the General Overview section, the Corporation is currently constructing a full service branch that is expected to be opened in Meadville, Pennsylvania in the second quarter of 2010.

BANK OWNED LIFE INSURANCE

The Corporation has periodically purchased Bank Owned Life Insurance (BOLI). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2010, additional BOLI of $2.5 million was purchased.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation increasing $75.6 million from $956.9 million at December 31, 2009 to $1,032.5 million at March 31, 2010. The growth in deposits was the result of increases in savings accounts of $47.1 million and certificates of deposit of $25.1 million. The increase in savings accounts occurred as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK franchise. The increase in certificates of deposit resulted from a $24.4 million increase in the Corporation’s “EZ Access” product which provides customers the ability to make deposits to and withdrawals from a traditional time deposit. During the first quarter, the Corporation also continued to expand its business and consumer relationships in the ERIEBANK market, including the territory which will be served by its new Meadville, Pennsylvania branch that is scheduled to open in 2010. In addition, a large regional bank that had a significant presence in northwestern Pennsylvania merged with another financial institution in 2009, resulting in opportunities to market the Corporation’s deposit products to potential new customers.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding needs. Management plans to maintain access to short and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY

The Corporation’s capital continues to provide a base for profitable growth. Total shareholders’ equity was $71.9 million at March 31, 2010 and $69.4 million at December 31, 2009. In the first three months of 2010, the Corporation earned $2.2 million and declared dividends of $1.4 million, a dividend payout ratio of 67.1% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Bank’s capital ratios as of March 31, 2010 and December 31, 2009, and well-capitalized minimum ratios are as follows:

	March 31, 2010	December 31, 2009	Well-capitalized minimum ratio

Total risk-based capital ratio	11.61%	11.56%	10.0%
Tier 1 capital ratio	10.47%	10.42%	6.0%
Leverage ratio	6.95%	7.27%	5.0%

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity measures an organizations’ ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 6 provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by both management and the Board’s ALCO Committee, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity and interest rate position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2010 (in thousands):

Commitments to extend credit	$194,683
Standby letters of credit	21,699

$216,382

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2010			March 31, 2009
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$8,021	1.60%	$32	$8,693	3.31%	$72
Federal funds sold and securities purchased under agreements to resell	—		—	5	0.00%	—

Securities:
Taxable (1)	316,944	2.89%	2,340	188,543	3.82%	1,906
Tax-Exempt (1,2)	55,387	5.13%	696	52,635	6.00%	774
Equity Securities (1,2)	1,644	2.43%	10	1,363	3.82%	13

Total securities	373,975	3.21%	3,046	242,541	4.27%	2,693

Loans:
Commercial (2)	251,358	5.63%	3,541	241,012	5.71%	3,440
Mortgage (2)	413,494	6.15%	6,353	386,901	6.53%	6,313
Consumer	47,098	13.66%	1,608	47,930	15.09%	1,808

Total loans (3)	711,950	6.46%	11,502	675,843	6.84%	11,561

Total earning assets	1,093,946	5.30%	$14,580	927,082	6.12%	$14,326

Non interest-bearing assets:
Cash and due from banks	39,748			32,882
Premises and equipment	23,650			23,573
Other assets	55,007			48,228
Allowance for loan losses	(9,910)			(8,935)

Total non interest-bearing assets	108,495			95,748

TOTAL ASSETS	$1,202,441			$1,022,830

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$246,208	0.71%	439	$235,934	0.97%	573
Savings	304,857	1.60%	1,220	154,175	1.84%	711
Time	333,493	2.14%	1,781	328,066	2.50%	2,047

Total interest-bearing deposits	884,558	1.56%	3,440	718,175	1.86%	3,331

Short-term borrowings	1,239	0.32%	1	3,563	0.45%	4
Long-term borrowings	99,984	4.39%	1,097	107,463	4.42%	1,187
Subordinated debentures	20,620	3.67%	189	20,620	4.46%	230

Total interest-bearing liabilities	1,006,401	1.88%	$4,727	849,821	2.24%	$4,752

Demand - non interest-bearing	110,979			98,245
Other liabilities	13,319			11,148

Total liabilities	1,130,699			959,214

Shareholders’ equity	71,742			63,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,202,441			$1,022,830

Interest income/Earning assets		5.30%	$14,580		6.12%	$14,326
Interest expense/Interest-bearing liabilities		1.88%	4,727		2.24%	4,752

Net interest spread		3.42%	$9,853		3.88%	$9,574

Interest income/Earning assets		5.30%	14,580		6.12%	14,326
Interest expense/Earning assets		1.73%	4,727		2.05%	4,752

Net interest margin		3.57%	$9,853		4.07%	$9,574

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $2,160,000 for the first quarter of 2010 compared to $2,226,000 for the same period of 2009. The earnings per diluted share was $0.25 in the first quarter of 2010 and $0.26 for the first quarter of 2009. The Corporation’s first quarter 2010 results of operations were negatively affected by other-than-temporary impairment charges of $784 thousand related to one structured pooled trust preferred security. The return on assets and return on equity for the first quarter of 2010 are 0.72% and 12.04% compared to 0.88% and 14.19% for the first quarter of 2009.

INTEREST INCOME AND EXPENSE

Net interest income totaled $9.4 million, an increase of $238 thousand, or 2.6% over the first quarter of 2009. Total interest and dividend income increased by $213 thousand, or 1.5%, as compared to the first quarter of 2009. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets. Total interest expense decreased $25 thousand, or 0.5%, as compared to the first quarter of 2009. The Corporation experienced significant deposit growth in the latter part of 2009 and continuing into 2010; however, interest expense has been positively impacted by historically low interest rates, as well as interest rate reductions implemented on certain savings and time deposit accounts in the first quarter of 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $585 thousand in the first quarter of 2010 compared to $862 thousand in the first quarter of 2009. As noted in the allowance for loan loss table, the Corporation experienced fewer charge-offs during the first quarter of 2010 compared to the first quarter of 2009 and the Corporation had slight loan shrinkage during the first quarter of 2010. In addition, net charge-offs as a percentage of average loans remain at a modest level in comparison to our peer group. These factors resulted in the need for a lower provision for loan losses in the first quarter of 2010 than was recorded in the first quarter of 2009. Management believes the charges to the provision in the first quarter are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2010.

NON-INTEREST INCOME

Non-interest income increased $83 thousand, or 4.3%, in the first quarter of 2010 as compared to the first quarter of 2009. The Corporation recorded other-than-temporary impairment charges in the first quarter of 2010 of $784 thousand, which was offset by realized gains on available-for-sale securities of $432 thousand. In addition, the Corporation recorded unrealized gains (losses) during the quarters ended March 31, 2010 and 2009 of $82 and ($151), respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income increased $186 thousand, or 8.8% in the first quarter of 2010 as compared to the same period in 2009. The most significant change was in net debit card transaction income, which increased $88 thousand from the first quarter of 2009 to 2010 due to increases in the volume of debit card transactions.

NON-INTEREST EXPENSE

Non-interest expense increased by $730 thousand, or 9.9%, to $8.1 million in the first quarter of 2010. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) increased by $116 thousand as a result of increases in the deposits on which the premium assessment is based and higher assessment rates in 2010. In addition, employee benefit plan expenses increased by $278 thousand, primarily as a result of an increase in health insurance expenses as well as expenses related to the Corporation’s supplemental executive retirement plan.

INCOME TAX EXPENSE

Income tax expense was $641 thousand in the first quarter of 2010 as compared to $707 thousand in the first quarter of 2009, resulting in an effective tax rate of 22.9% and 24.1%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of CNB Financial Corporation are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan Losses), of the 2009 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2009.

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

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at March 31, 2010 was (0.22%) of total earning assets compared to policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Static 1-Yr. Cumulative Gap	(0.22)%	(0.60)%
Earnings Simulation:
-200 bps vs. Stable Rate	9.84%	14.43%
+200 bps vs. Stable Rate	(10.69)%	(6.57)%

The interest rate sensitivity position at March 31, 2010 was close to neutral but slightly liability sensitive in the short-term, which is consistent with December 31, 2009. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – There were no shares purchased as part of publicly announced plans or programs from January 1, 2010 to March 31, 2010. The maximum number of shares that may yet be purchased under publicly announced plans or programs is 168,386.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 7, 2010	/S/ JOSEPH B. BOWER, JR.
Joseph B. Bower, Jr.
President and Director (Principal Executive Officer)

DATE: May 7, 2010	/S/ CHARLES R. GUARINO
Charles R. Guarino
Treasurer
(Principal Financial Officer)