Form 10-Q
period 2010-06-30
CNB FINANCIAL CORP/PA
filed 2010-08-06
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of August 2, 2010

COMMON STOCK: $0 PAR VALUE, 12,201,372 SHARES

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, liquidity, results of operations, future performance and business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements include, but are not limited to: changes in general business, industry or economic conditions or competition; changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principals or otherwise; adverse changes or conditions in capital and financial markets; changes in interest rates; higher than expected costs or other difficulties related to integration of combined or merged businesses; the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; changes in the quality or composition of our loan and investment portfolios; adequacy of loan loss reserves; increased competition; loss of certain key officers; continued relationships with major customers; deposit attrition; rapidly changing technology; unanticipated regulatory or judicial proceedings and liabilities and other costs; changes in the cost of funds, demand for loan products or demand for financial services; and other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Some of these and other factors are discussed in our annual and quarterly reports filed with the SEC.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of the filing of this document. We undertake no obligation to publicly update or revise any forward-looking statements included in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur and you should not put undue reliance on any forward-looking statements.

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited) June 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$41,934	$19,959
Interest bearing deposits with other banks	2,352	2,399

Total cash and cash equivalents	44,286	22,358

Interest bearing time deposits with other banks	3,667	6,388
Securities available for sale	463,133	345,415
Trading securities	898	955
Loans held for sale	—	1,218
Loans	743,834	718,022
Less: unearned discount	(2,624)	(2,880)
Less: allowance for loan losses	(10,415)	(9,795)

Net loans	730,795	705,347
FHLB and other equity interests	6,783	6,907
Premises and equipment, net	24,322	23,355
Bank owned life insurance	19,342	16,440
Mortgage servicing rights	898	876
Goodwill	10,821	10,821
Other intangible assets	35	85
Accrued interest receivable and other assets	20,000	21,426

TOTAL	$1,324,980	$1,161,591

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$137,317	$116,310
Interest bearing deposits	957,644	840,548

Total deposits	1,094,961	956,858

Treasury, tax and loan borrowings	1,283	1,380
FHLB and other borrowings	83,946	100,003
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	14,071	13,321

Total liabilities	1,214,881	1,092,182

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603shares at June 30, 2010 and 9,233,750 shares at December 31, 2009	—	—
Additional paid in capital	44,970	12,631
Retained earnings	71,058	68,676
Treasury stock, at cost (410,820 shares at June 30, 2010 and 472,477 sharesat December 31, 2009)	(6,153)	(7,023)
Accumulated other comprehensive income (loss)	224	(4,875)

Total shareholders’ equity	110,099	69,409

TOTAL	$1,324,980	$1,161,591

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended June 30,
	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,815	$11,404
Deposits with banks	31	60
Securities:
Taxable	2,929	1,872
Tax-exempt	547	489
Dividends	6	8

Total interest and dividend income	15,328	13,833

INTEREST EXPENSE:
Deposits	3,368	3,120
Borrowed funds	1,079	1,127
Subordinated debentures	196	219

Total interest expense	4,643	4,466

NET INTEREST INCOME	10,685	9,367
PROVISION FOR LOAN LOSSES	1,161	1,008

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,524	8,359

NON-INTEREST INCOME:
Wealth and asset management fees	429	409
Service charges on deposit accounts	1,052	1,081
Other service charges and fees	373	372
Net realized and unrealized gains (losses) on securities for which fair value was elected	(139)	93
Mortgage banking	48	344
Bank owned life insurance	200	180
Other	293	272

	2,256	2,751

Total other-than-temporary impairment losses on available-for-sale securities	(318)	(240)
Less portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings	(318)	(240)
Net realized gains on available-for-sale securities	141	291

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(177)	51

Total non-interest income	2,079	2,802

NON-INTEREST EXPENSES:
Salaries and benefits	3,714	3,498
Net occupancy expense of premises	1,016	969
FDIC insurance premiums	386	810
Amortization of intangibles	25	25
Other	2,261	2,508

Total non-interest expenses	7,402	7,810

INCOME BEFORE INCOME TAXES	4,201	3,351
INCOME TAX EXPENSE	1,077	863

NET INCOME	$3,124	$2,488

EARNINGS PER SHARE:
Basic	$0.34	$0.29
Diluted	$0.34	$0.29

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended June 30,
	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$23,127	$22,834
Deposits with banks	63	132
Securities:
Taxable	5,269	3,778
Tax-exempt	1,023	1,026
Dividends	14	18

Total interest and dividend income	29,496	27,788

INTEREST EXPENSE:
Deposits	6,808	6,451
Borrowed funds	2,177	2,318
Subordinated debentures	385	449

Total interest expense	9,370	9,218

NET INTEREST INCOME	20,126	18,570
PROVISION FOR LOAN LOSSES	1,746	1,870

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,380	16,700

NON-INTEREST INCOME:
Wealth and asset management fees	824	779
Service charges on deposit accounts	1,997	2,014
Other service charges and fees	674	721
Net realized and unrealized losses on securities for which fair value was elected	(57)	(58)
Mortgage banking	249	497
Bank owned life insurance	402	360
Other	553	405

	4,642	4,718

Total other-than-temporary impairment losses on available-for-sale securities	(1,102)	(240)
Less portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings	(1,102)	(240)
Net realized gains on available-for-sale securities	573	275

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(529)	35

Total non-interest income	4,113	4,753

NON-INTEREST EXPENSES:
Salaries and benefits	7,691	7,063
Net occupancy expense of premises	2,151	2,073
FDIC insurance premiums	775	1,083
Amortization of intangibles	50	50
Other	4,824	4,900

Total non-interest expenses	15,491	15,169

INCOME BEFORE INCOME TAXES	7,002	6,284
INCOME TAX EXPENSE	1,718	1,570

NET INCOME	$5,284	$4,714

EARNINGS PER SHARE:
Basic	$0.59	$0.55
Diluted	$0.58	$0.55

DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

NET INCOME	$3,124	$2,488	$5,284	$4,714

Other comprehensive income (loss), net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of $50 and ($108) for the three months ended June 30, 2010 and 2009, and $82 and ($120) for the six months ended June 30, 2010 and 2009	(93)	200	(152)	223

Net change in unrealized gains (losses) on securities available for sale:

Unrealized losses on other-than-temporarily impaired securities available for sale:

Unrealized losses arising during the period, net of tax of $129 and $228 for the three months ended June 30, 2010 and 2009, and $135 and $106 for the six months ended June 30, 2010 and 2009	(240)	(423)	(251)	(196)

Reclassification adjustment for losses included in net income, net of tax of ($111) and ($84) for the three months ended June 30, 2010 and 2009, and ($386) and ($84) for the six months ended June 30, 2010 and 2009	207	156	716	156

	(33)	(267)	465	(40)

Unrealized gains (losses) on other securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of ($2,151) and ($230) for the three months ended June 30, 2010 and 2009, and ($2,777) and $523 for the six months ended June 30, 2010 and 2009	3,994	428	5,158	(971)

Reclassification adjustment for accumulated gains included in net income, net of tax of $50 and $102 for the three months ended June 30, 2010 and 2009, and $200 and $96 for the six months ended June 30, 2010 and 2009	(92)	(189)	(372)	(179)

	3,902	239	4,786	(1,150)

Other comprehensive income (loss)	3,776	172	5,099	(967)

COMPREHENSIVE INCOME	$6,900	$2,660	$10,383	$3,747

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,284	$4,714
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,746	1,870
Depreciation and amortization	1,017	993
Amortization, accretion and deferred loan fees and costs	1,054	549
Net impairment losses recognized in earnings and realized gains (losses) on available-for-sale securities	529	(35)
Net realized and unrealized losses on securities for which fair value was elected	57	58
Gain on sale of loans	(183)	(435)
Net gains on dispositions of premises and equipment and foreclosed assets	(88)	—
Proceeds from sale of loans	3,695	27,605
Origination of loans held for sale	(5,750)	(31,555)
Increase in bank owned life insurance	(402)	(360)
Stock-based compensation expense	122	56
Changes in:
Accrued interest receivable and other assets	(1,139)	700
Accrued interest payable and other liabilities	2	1,589

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,944	5,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	2,721	778
Proceeds from maturities, prepayments and calls of securities	52,476	44,749
Proceeds from sales of securities	38,065	51,227
Purchase of securities	(201,759)	(116,201)
Loan origination and payments, net	(24,210)	(4,176)
Purchase of bank owned life insurance	(2,500)	—
Redemption (purchase) of FHLB and other equity interests	124	(1,247)
Purchase of premises and equipment	(1,307)	(797)
Proceeds from the sale of premises and equipment and foreclosed assets	263	66

NET CASH USED IN INVESTING ACTIVITIES	(136,127)	(25,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	119,787	57,359
Certificates of deposit	18,316	(26,968)
Proceeds from sale of treasury stock	608	606
Proceeds from exercise of stock options	42	22
Proceeds from stock offering, net of issuance costs	32,414	—
Cash dividends paid	(2,902)	(2,848)
Advances from long-term borrowings	—	625
Repayment of long-term borrowings	(16,057)	(4,545)
Net change in short-term borrowings	(97)	4,991

NET CASH PROVIDED BY FINANCING ACTIVITIES	152,111	29,242

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,928	9,390

CASH AND CASH EQUIVALENTS, Beginning	22,358	31,256

CASH AND CASH EQUIVALENTS, Ending	$44,286	$40,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,537	$9,411
Income taxes	$1,986	$630

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$333	$19
Transfers to assets held for sale	$—	$699
Loans transferred from held for sale to held for investment	$3,321	$—
Grant of restricted stock awards from treasury stock	$233	$—

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with accounting principles generally accepted in the United States of America (GAAP). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2010 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Form 10-K for the period ended December 31, 2009.

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

At June 30, 2010, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three or six month periods then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $45,000 and $122,000 for the three and six months ended June 30, 2010, and $31,000 and $56,000 for the three and six months ended June 30, 2009. As of June 30, 2010, there was $457,000 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended June 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	36,834	$15.11
Granted	—	—
Vested	—	—
Forfeited	(550)	14.98

Nonvested at end of period	36,284	$15.12

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of changes in unvested restricted stock awards for the six months ended June 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	30,144	$14.83
Granted	16,500	15.00
Vested	(9,810)	14.06
Forfeited	(550)	14.98

Nonvested at end of period	36,284	$15.12

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

Fair value changes attributable to unrealized gains (losses) that were included in earnings for the three and six months ended June 30, 2010 were ($139,000) and ($57,000). Fair value changes included in earnings for the three and six month months ended June 30, 2009 were $93,000 and ($58,000). There were no sales of securities for which the fair value option was elected during the three and six months ended June 30, 2010 and 2009.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $6,000 and $14,000 for the three and six months ended June 30, 2010, and $8,000 and $18,000 for the three and six months ended June 30, 2009.

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2010 and December 31, 2009:

	Total	Fair Value Measurements at June 30, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$9,289	$—	$9,289	$—
U.S. Government sponsored entities	149,480	18,502	130,978	—
States and political subdivisions	85,189	11,085	74,104	—
Residential mortgage and asset backed	180,779	25,636	154,728	415
Corporate notes and bonds	11,468	—	10,168	1,300
Pooled trust preferred	1,524	—	—	1,524
Pooled SBA	23,691	22,715	976	—
Other securities	1,713	1,713	—	—

Total Securities Available For Sale	$463,133	$79,651	$380,243	$3,239

Trading Securities:
Equity securities – financial services	$473	$473	$—	$—
Equity securities – health care	144	144	—	—
Equity securities – energy	90	90	—	—
Equity securities – U.S. Government sponsored entities	42	42	—	—
Equity securities – industrials	94	94	—	—
Equity securities – utilities	55	55	—	—

Total Trading Securities	$898	$898	$—	$—

Liabilities – Interest rate swap	$(935)	$—	$(935)	$—

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Total	Fair Value Measurements at December 31, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$10,269	$—	$10,269	$—
U.S. Government sponsored entities	106,961	30,643	76,318	—
States and political subdivisions	56,561	3,273	53,288	—
Residential mortgage and asset backed	145,400	5,625	139,272	503
Corporate notes and bonds	13,631	—	13,631	—
Pooled trust preferred	1,909	—	—	1,909
Pooled SBA	8,989	5,017	3,972	—
Other securities	1,695	1,695	—	—

Total Securities Available For Sale	$345,415	$46,253	$296,750	$2,412

Trading Securities:
Equity securities – financial services	$440	$440	$—	$—
Equity securities – health care	164	164	—	—
Equity securities – energy	109	109	—	—
Equity securities – U.S. Government sponsored entities	102	102	—	—
Equity securities – industrials	81	81	—	—
Equity securities – other	59	59	—	—

Total Trading Securities	$955	$955	$—	$—

Liabilities – Interest rate swap	$(701)	$—	$(701)	$—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred

Beginning balance	$460	$1,360	$1,894	$503	$—	$1,909
Transfers into Level 3 (a) (b)	—	—	—	—	1,040	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(318)	—	—	(1,102)
Included in other comprehensive income	—	(60)	(42)	—	260	727
Purchases, issuances, sales, and settlements:
Sales	—	—	—	—	—	—
Settlements	(45)	—	(10)	(88)	—	(10)

Ending balance	$415	$1,300	$1,524	$415	$1,300	$1,524

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for this security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The unrealized losses reported in earnings for the three and six months ended June 30, 2010 for Level 3 assets that are still held at June 30, 2010 relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the quarter ended June 30, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

Description	Fair value on date of transfer

U.S. Government sponsored entities	$10,038
States and political subdivisions	10,248
Residential mortgage and asset backed	15,910

Total	$36,196

During the six months ended June 30, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

Description	Fair value on date of transfer

U.S. Government sponsored entities	$24,643
States and political subdivisions	3,273
Residential mortgage and asset backed	5,625

Total	$33,541

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access.

During the quarter ended June 30, 2010, one Pooled SBA security that was classified as a Level 2 security at both December 31, 2009 and March 31, 2010 was transferred to the Level 1 category. The fair value on the date of transfer was $938. This security was transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2010 and December 31, 2009:

	Total	Fair Value Measurements at June 30, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Impaired loans	$9,256	$—	$—	$9,256

	Total	Fair Value Measurements at December 31, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Impaired loans	$9,471	$—	$—	$9,471

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The unrealized losses reported in earnings for the three and six months ended June 30, 2010 for Level 3 assets that are still held at June 30, 2010 relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the quarter ended June 30, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

Description	Fair value on date of transfer

U.S. Government sponsored entities	$10,038
States and political subdivisions	10,248
Residential mortgage and asset backed	15,910

Total	$36,196

During the six months ended June 30, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

Description	Fair value on date of transfer

U.S. Government sponsored entities	$24,643
States and political subdivisions	3,273
Residential mortgage and asset backed	5,625

Total	$33,541

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access.

During the quarter ended June 30, 2010, one Pooled SBA security that was classified as a Level 2 security at both December 31, 2009 and March 31, 2010 was transferred to the Level 1 category. The fair value on the date of transfer was $938. This security was transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2010 and December 31, 2009:

	Total	Fair Value Measurements at June 30, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Impaired loans	$9,256	$—	$—	$9,256

	Total	Fair Value Measurements at December 31, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets, Impaired loans	$9,471	$—	$—	$9,471

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $10,873, with a valuation allowance of $1,617 as of June 30, 2010, resulting in an additional provision for loan losses of $142 and $376 for the three and six months then ended. Impaired loans had a principal balance of $10,880, with a valuation allowance of $1,409 as of December 31, 2009, resulting in an additional provision for loan losses of $730 for the year then ended.

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

The following table presents the carrying amount and fair value of financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$44,286	$44,286	$22,358	$22,358
Interest bearing time deposits with other banks	3,667	3,681	6,388	6,565
Securities available for sale	463,133	463,133	345,415	345,415
Trading securities	898	898	955	955
Loans held for sale	—	—	1,218	1,228
Net loans	730,795	755,929	705,347	728,074
FHLB and other equity interests	6,783	N/A	6,907	N/A
Accrued interest receivable	5,626	5,626	4,728	4,728

LIABILITIES
Deposits	$(1,094,961)	$(1,049,178)	$(956,858)	$(956,231)
FHLB, Treasury, tax and loan, and other borrowings	(85,229)	(86,140)	(101,383)	(109,753)
Subordinated debentures	(20,620)	(10,092)	(20,620)	(10,609)
Interest rate swap	(935)	(935)	(701)	(701)
Accrued interest payable	(1,739)	(1,739)	(1,906)	(1,906)

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SECURITIES

Securities available for sale at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010				December 31, 2009
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$9,213	$77	$(1)	$9,289	$10,288	$5	$(24)	$10,269
U.S. Gov’t sponsored entities	146,859	2,621	—	149,480	107,615	94	(748)	106,961
State & political subdivisions	83,783	1,571	(165)	85,189	55,710	991	(140)	56,561
Residential mortgage & asset backed	178,135	2,705	(61)	180,779	144,878	1,188	(666)	145,400
Corporate notes & bonds	15,331	—	(3,863)	11,468	18,713	—	(5,082)	13,631
Pooled trust preferred	3,482	11	(1,969)	1,524	4,594	—	(2,685)	1,909
Pooled SBA	23,531	186	(26)	23,691	8,894	102	(7)	8,989
Other securities	1,670	44	(1)	1,713	1,670	28	(3)	1,695

Total	$462,004	$7,215	$(6,086)	$463,133	$352,362	$2,408	$(9,355)	$345,415

At June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$999	$(1)	$—	$—	$999	$(1)
U.S. Gov’t sponsored entities	—	—	—	—	—	—
State & political subdivisions	13,497	(117)	2,961	(48)	16,458	(165)
Residential mortgage & asset backed	8,149	(36)	7,458	(25)	15,607	(61)
Corporate notes & bonds	—	—	11,468	(3,863)	11,468	(3,863)
Pooled trust preferred	—	—	368	(1,969)	368	(1,969)
Pooled SBA	8,133	(26)	—	—	8,133	(26)
Other securities	—	—	148	(1)	148	(1)

	$30,778	$(180)	$22,403	$(5,906)	$53,181	$(6,086)

December 31, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$6,201	$(24)	$—	$—	$6,201	$(24)
U.S. Gov’t sponsored entities	49,420	(748)	—	—	49,420	(748)
State & political subdivisions	9,865	(103)	3,710	(37)	13,575	(140)
Residential mortgage & asset backed	68,293	(644)	3,198	(22)	71,491	(666)
Corporate notes & bonds	—	—	13,631	(5,082)	13,631	(5,082)
Pooled trust preferred	—	—	1,909	(2,685)	1,909	(2,685)
Pooled SBA	1,009	(7)	—	—	1,009	(7)
Other securities	—	—	146	(3)	146	(3)

	$134,788	$(1,526)	$22,594	$(7,829)	$157,382	$(9,355)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2010, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Within the next two years, management expects that credit markets will normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of two of these securities was recognized in earnings prior to 2010, and impairment losses for the remaining securities were recognized in earnings during the three and six months ended June 30, 2010 as disclosed in the table on the following page. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the three and six months ended June 30, 2010:

	Adjusted Amortized Cost	Unrealized Gain (Loss)	Fair Value	Credit Losses Realized in Earnings Three Months Ended June 30, 2010	Credit Losses Realized in Earnings Six Months Ended June 30, 2010

ALESCO Preferred Funding V, Ltd.	$1,040	$(760)	$280	$200	$200
ALESCO Preferred Funding XII, Ltd.	429	(410)	19	—	784
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—	—
Preferred Term Securities XVI, Ltd.	868	(799)	69	118	118
US Capital Funding VI, Ltd.	—	—	—	—	—
MM Community Funding II, Ltd.	1,145	11	1,156	—	—

Total	$3,482	$(1,958)	$1,524	$318	$1,102

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended June 30, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$2,199
Additional credit loss for which other-than-temporary impairment was not previously recognized	318

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$2,517

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A roll-forward of the other-than-temporary impairment amount related to credit losses for the six months ended June 30, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	1,102

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$2,517

At June 30, 2010, approximately 32% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

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

As of June 30, 2010 and December 31, 2009, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2010	$11,095	$141	($—)
Six months ended June 30, 2010	$38,065	$587	($14)

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$35,044	$35,236	$27,183	$27,175
1 year – 5 years	67,285	68,325	74,532	74,608
5 years – 10 years	119,389	121,364	61,617	61,077
After 10 years	60,481	55,716	42,482	35,460

	282,199	280,641	205,814	198,320
Residential mortgage & asset backed securities	178,135	180,779	144,878	145,400

Total debt securities	$460,334	$461,420	$350,692	$343,720

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

LOANS

Total loans at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009

Residential mortgage	$247,973	$225,845
Commercial, industrial, and agricultural	241,794	240,357
Commercial mortgage	199,201	194,718
Consumer and other	54,866	57,102

	$743,834	$718,022

At June 30, 2010 and December 31, 2009, net unamortized loan costs and fees of ($387) and ($417), respectively, have been included in the carrying value of loans.

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

Deposit accounts that have overdrawn their current balance, known as overdrafts, are reclassified to loans. Overdrafts included in loans are $329 at June 30, 2010 and $391 at December 31, 2009.

Impaired loans are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$3,082	$3,182
Loans with allocated allowance for loan losses	10,873	10,880

	$13,955	$14,062

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Amount of the allowance for loan losses allocated	$1,617	$1,409

Average impaired loans outstanding during the three and six month periods ended June 30, 2010 were $14,718 and $15,046, respectively. Interest income recognized during impairment and cash basis interest income recognized was not material in any period presented.

Nonaccrual loans and loans past 90 days still on accrual at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$1,615	$584
Nonaccrual loans	9,984	12,757

Nonaccrual loans and loans past 90 days still on accrual include impaired loans that are not performing and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

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

As of June 30, 2010, the Corporation holds $5,401 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

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

After evaluating all of these considerations, the Corporation concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

DEPOSITS

Total deposits at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Percentage Change	June 30, 2010	December 31, 2009

Checking, non-interest bearing	18.1%	$137,317	$116,310
Checking, interest bearing	4.6%	255,535	244,218
Savings accounts	32.0%	360,559	273,096
Certificates of deposit	5.7%	341,550	323,234

	14.4%	$1,094,961	$956,858

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six month periods ended June 30, 2010, 86,750 shares under option were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the three and six month periods ended June 30, 2009, 134,875 and 152,337 shares respectively were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,447	$1,423	$2,892	$2,841
Undistributed earnings allocated to common stock	1,665	1,060	2,371	1,864

Net earnings allocated to common stock	$3,112	$2,483	$5,263	$4,705

Weighted average common shares outstanding, including shares considered participating securities	9,253	8,640	9,019	8,624
Less: Average participating securities	(31)	(14)	(32)	(15)

Weighted average shares	9,222	8,626	8,987	8,609

Basic earnings per common share	$0.34	$0.29	$0.59	$0.55

Diluted earnings per common share computation:
Net earnings allocated to common stock	$3,112	$2,483	$5,263	$4,705

Weighted average common shares outstanding for basic earnings per common share	9,222	8,626	8,987	8,609
Add: Dilutive effects of assumed exercises of stock options	9	15	11	11

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Weighted average shares and dilutive potential common shares	9,231	8,641	8,998	8,620

Diluted earnings per common share	$0.34	$0.29	$0.58	$0.55

COMMON STOCK ISSUANCE

On June 18, 2010, the Corporation completed an equity offering, resulting in the issuance of 3,365,853 shares of common stock at $10.25 per share. In total, the Corporation raised proceeds of $32,414, net of issuance costs accrued on or prior to June 30, 2010.

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At June 30, 2010, the variable rate on the subordinated debt was 2.09% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

As of June 30, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2010 and for the three and six month periods then ended (in thousands):

As of June 30, 2010	Liability Derivative
	Balance Sheet Location	Fair Value

Interest rate contract	Accrued interest payable and other liabilities	($935)

For the Three Months
Ended June 30, 2010	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$(93)	Interest expense – subordinated debentures	($101)	Other income	$—

For the Six Months
Ended June 30, 2010
Interest rate contract	$(152)	Interest expense – subordinated debentures	($202)	Other income	$—

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $375,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, “Derivatives and Hedging (Topic 815); Scope Exception Related to Embedded Credit Derivatives.” This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. For example, the cash flows associated with a typical collateralized debt obligation are allocated first to senior tranches then to subordinated tranches as available. This results in an embedded credit derivative as the cash flows to the lower tranches are subordinated to the more senior tranches. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. In initially adopting the amendments in this update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The amendments in this update are effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010, and early adoption is permitted. The Corporation is not adopting the fair value option for its structured pooled trust preferred securities; therefore, the adoption of this update is not expected to have a material effect on the Corporation’s results of operations or financial position.

In April 2010, the FASB issued Accounting Standards Update No. 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” This update clarifies the view of the Securities and Exchange Commission with respect to a registrant’s incorporation of the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act. The update was effective on issuance and did not have a material effect on the Corporation’s results of operations or financial position.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s principal subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. ERIEBANK, a division of CNB Bank, provides financial services to individuals and businesses in the northwestern Pennsylvania counties of Erie and Crawford. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not necessarily indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is an Arizona Corporation, and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation (“Holiday”), incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

GENERAL OVERVIEW

In September 2009, the Corporation expanded its ERIEBANK franchise by opening a temporary location in Meadville, Pennsylvania and construction of a full service office was completed in the second quarter of 2010. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with moderate loan growth during 2010. Deposit growth was significant in 2009 and the first six months of 2010 as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK franchise. Deposit growth is expected to be moderate throughout the remainder of 2010 due to the continued historically low interest rate environment and the resulting adjustments that management made to certain deposit rates in the first quarter of 2010.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan franchises, these new ventures should continue to provide growth in earning assets as well as growth in relationships and enhanced non-interest income which we believe will more than offset these costs in 2010 and beyond. In addition, throughout 2009 and the first six months of 2010, management conducted a cost management study covering all areas of non-interest expense. Cost savings as a result of this study were recognized in 2009 and the first six months of 2010, with benefits expected to continue into subsequent periods.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in the first six months of 2010 as a result of the current interest rate environment. However, management will continue to apply a disciplined approach to managing our balance sheet in these uncertain times. We have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. The Corporation’s net interest margin increased from 3.57% for the three months ended March 31, 2010 to 3.67% for the six months ended June 30, 2010 as the Corporation continued to attract and deploy low cost core deposits and was able to actively manage the cost of its existing deposit base.

In addition, we will implement strategies intended to effectively reduce our cost of funds. Due to our continued growth, non-interest income should be enhanced in several areas including trust income, service charges and other fees. While our business plan continues to focus on commercial lending, we also offer a full service approach to servicing the needs of high net worth individuals through our Private Banking groups in both our CNB Bank and ERIEBANK franchises.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is positioned to sustain core earnings through the remainder of 2010.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $44.3 million at June 30, 2010 compared to $22.4 million at December 31, 2009. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. During the first six months of 2010, the Corporation had significant deposit growth that was not immediately invested in the securities portfolio. During the third quarter of 2010, management expects to reduce its cash and cash equivalents balance as a result of loan growth and new investments in the securities portfolio.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $117.7 million or 34.0% since December 31, 2009. The increase is primarily the result of purchases of securities issued by government sponsored entities and securities issued by state and local political subdivisions, and resulted from deposit growth and proceeds from the Corporation’s capital raise not reinvested in loans.

The Corporation’s structured pooled trust preferred securities currently do not trade in an active, open market with readily observable prices and are therefore classified within Level 3 of the valuation hierarchy. The fair value of these securities has been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that the subsequent offerings of similar securities pay a higher market rate of return. The higher rate of return reflects the increased credit and liquidity risks in the market.

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of June 30, 2010, the Corporation held three structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $2,337,000 and fair value of $368,000, and one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost of $1,145,000 and fair value of $1,156,000. Based on our evaluation of certain structured pooled trust preferred securities, the present value of the projected cash flows was not sufficient for full repayment of the amortized cost for three of the securities resulting in total impairment charges realized during the first six months and second quarter of 2010 of $1,102,000 and $318,000, respectively. For the other pooled trust preferred security, the present value of the projected cash flows was sufficient for full repayment of amortized cost, and, therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery, other-than-temporary impairments may occur in future periods.

During the first six months of 2010, management sold certain debt securities in an attempt to re-position a portion of its portfolio into lower risk-weighted assets. Proceeds from the sales were reinvested in other available for sale securities. Individually and in the aggregate, none of these sales resulted in the realization of a significant loss.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $26.1 million, or 3.6%, during the first six months of 2010. Our lending is focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects moderate loan demand throughout the remainder of 2010.

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

	Six months ended June 30, 2010	Year ending December 31, 2009	Six months ended June 30, 2009

Balance at beginning of period	$9,795	$8,719	$8,719
Charge-offs:
Commercial, industrial, and agricultural	226	860	153
Commercial mortgages	91	381	78
Residential mortgages	175	378	228
Consumer	656	1,723	900
Overdraft deposit accounts	108	269	108

	1,256	3,611	1,467

Recoveries:
Commercial, industrial, and agricultural	3	2	1
Commercial mortgages	3	—	—
Residential mortgages	3	1	—
Consumer	55	75	45
Overdraft deposit accounts	66	144	62

	130	222	108

Net charge-offs	(1,126)	(3,389)	(1,359)

Provision for loan losses	1,746	4,465	1,870

Balance at end of period	$10,415	$9,795	$9,230

Loans, net of unearned discount	$741,210	$715,142	$674,182
Allowance to net loans	1.41%	1.37%	1.37%
Net charge-offs to average loans	0.31%	0.49%	0.40%
Nonperforming assets	$12,004	$13,593	$7,028
Nonperforming assets divided by total loans plus other real estate owned	1.62%	1.90%	1.04%

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

The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our third party loan review provider, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. Prudent business practices dictate that the level of the allowance, as well as corresponding charges to the provision for loan losses, should be commensurate with identified areas of risk within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

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

During the six month period ended June 30, 2010, the Corporation decreased its provision for loan losses as compared to the six month period ended June 30, 2009. The decrease was a result of reductions in net charge-offs, primarily in the consumer discount portfolio.

Nonperforming assets have increased significantly from June 30, 2009 to June 30, 2010, primarily due to the effect of the overall challenging economic environment on certain borrowers. One large commercial loan, a shared national credit in which the Corporation participates, with a carrying value of $3.8 million was placed on nonaccrual status during the quarter ended September 30, 2009. Management has reviewed this loan to determine if a specific loss allocation was required and has determined that no significant allocation is warranted at this time. In addition, most of the Corporation’s loans that have nonaccrual status are also impaired and subject to the Corporation’s specific loss allocation process. The resulting specific losses identified have remained consistent. As such, during the twelve month period ended June 30, 2010, the allowance for loan losses as a percentage of net loans increased by four basis points from 1.37% at June 30, 2009 to 1.41% at June 30, 2010 due to reserves related to loans that do not require a specific allocation, primarily as a result of the current economic environment.

Management believes that both its 2010 provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2010.

PREMISES AND EQUIPMENT

Premises and equipment increased $967 thousand, or 4.1%, since December 31, 2009. This increase is the result of growth initiatives with the ERIEBANK division. As mentioned in the General Overview section, the Corporation completed the construction of a full service branch in Meadville, Pennsylvania in the second quarter of 2010.

BANK OWNED LIFE INSURANCE

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2010, additional BOLI of $2.5 million was purchased.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $138.1 million from $956.9 million at December 31, 2009 to $1,095.0 million at June 30, 2010. The growth in deposits was primarily due to increases in savings accounts of $87.5 million as a result of the Corporation’s offering of competitive rates and growth of its ERIEBANK franchise. In addition, the Corporation’s non-interest bearing checking deposits increased by $21.0 million since December 31, 2009 due to increases in business and consumer checking balances totaling $11.9 million, as well as temporary deposits totaling $9.1 million.

During the first six months of 2010, the Corporation continued to expand its business and consumer relationships in the ERIEBANK market, including the territory that is served by its new Meadville, Pennsylvania branch. In addition, a large regional bank that had a significant presence in northwestern Pennsylvania merged with another financial institution in 2009, resulting in opportunities to market the Corporation’s deposit products to potential new customers.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short- and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

On June 18, 2010, the Corporation completed an equity offering, resulting in the issuance of 3,365,853 shares of common stock at $10.25 per share. In total, the Corporation raised proceeds of $32.4 million, net of issuance costs accrued on or prior to June 30, 2010. Prior to June 30, 2010, the Corporation used proceeds from the offering of approximately $9.1 million to repay long-term debt. In addition $20.0 million was invested in CNB Bank.

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2010. Total shareholders’ equity was $110.1 million at June 30, 2010 and $69.4 million at December 31, 2009. In the first six months of 2010, the

Corporation earned $5.3 million and declared dividends of $2.9 million, a dividend payout ratio of 54.9% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet.

The Corporation’s capital ratios and book value per common share as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Total risk-based capital ratio	15.92%	11.95%
Tier 1 capital ratio	14.67%	10.70%
Leverage ratio	9.65%	7.87%
Tangible common equity/tangible assets (1)	7.55%	5.08%

Book value per share	$9.03	$7.92
Tangible book value per share (1)	$8.14	$6.68

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of stockholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	June 30, 2010	December 31, 2009

Shareholders’ equity	$110,099	$69,409
Less goodwill	10,821	10,821
Less other intangible assets	35	85

Tangible common equity	$99,243	$58,503

Total assets	$1,324,980	$1,161,591
Less goodwill	10,821	10,821
Less other intangible assets	35	85

Tangible assets	$1,314,124	$1,150,685

Ending shares outstanding	12,188,783	8,761,273

Tangible book value per share	$8.14	$6.68
Tangible common equity/tangible assets	7.55%	5.08%

LIQUIDITY

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 7 provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by both management and the ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2010 (in thousands):

Commitments to extend credit	$204,195
Standby letters of credit	20,868

$225,063

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2010			June 30, 2009
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$7,089	1.78%	$63	$9,054	2.92%	$132
Federal funds sold and securities purchased under agreements to resell	—		—	2	0.00%	—

Securities:
Taxable (1)	351,238	2.95%	5,269	195,154	3.65%	3,778
Tax-Exempt (1,2)	57,138	5.38%	1,506	52,316	5.79%	1,483
Equity Securities (1,2)	1,658	2.17%	18	1,428	3.36%	24

Total securities	410,034	3.28%	6,793	248,898	4.07%	5,285

Loans:
Commercial (2)	254,637	5.75%	7,317	240,537	5.75%	6,920
Mortgage (2)	416,933	6.21%	12,940	388,487	6.51%	12,646
Consumer	49,448	13.15%	3,251	47,526	14.96%	3,556

Total loans (3)	721,018	6.52%	23,508	676,550	6.84%	23,122

Total earning assets	1,138,141	5.32%	$30,364	934,504	6.04%	$28,539

Non interest-bearing assets:
Cash and due from banks	39,067			36,135
Premises and equipment	23,994			23,424
Other assets	54,056			49,327
Allowance for loan losses	(10,040)			(9,047)

Total non interest-bearing assets	107,077			99,839

TOTAL ASSETS	$1,245,218			$1,034,343

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$245,968	0.72%	889	$242,389	0.87%	1,052
Savings	328,971	1.41%	2,315	163,810	1.72%	1,408
Time	340,838	2.11%	3,604	323,349	2.47%	3,991

Total interest-bearing deposits	915,777	1.49%	6,808	729,548	1.77%	6,451

Short-term borrowings	1,863	0.21%	2	2,375	0.34%	4
Long-term borrowings	95,760	4.54%	2,175	106,656	4.34%	2,314
Subordinated debentures	20,620	3.73%	385	20,620	4.35%	449

Total interest-bearing liabilities	1,034,020	1.81%	$9,370	859,199	2.15%	$9,218

Demand - non interest-bearing	119,077			100,322
Other liabilities	12,811			11,100

Total liabilities	1,165,908			970,621

Shareholders’ equity	79,310			63,722

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,245,218			$1,034,343

Interest income/Earning assets		5.32%	$30,364		6.04%	$28,539
Interest expense/Interest-bearing liabilities		1.81%	9,370		2.15%	9,218

Net interest spread		3.51%	$20,994		3.89%	$19,321

Interest income/Earning assets		5.32%	30,364		6.04%	28,539
Interest expense/Earning assets		1.65%	9,370		1.97%	9,218

Net interest margin		3.67%	$20,994		4.07%	$19,321

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $3.1 million for the second quarter of 2010 compared to $2.5 million for the same period of 2009. The earnings per diluted share was $0.34 in the second quarter of 2010 and $0.29 for the second quarter of 2009. The Corporation’s second quarter 2010 results of operations were negatively affected by other-than-temporary impairment charges of $318 thousand related to two structured pooled trust preferred securities and unrealized losses on securities for which fair value was elected of $140 thousand. The Corporation’s second quarter 2009 results of operations were negatively affected by other-than-temporary charges of $240 thousand related to one structured pooled trust preferred security.

INTEREST INCOME AND EXPENSE

Net interest income totaled $10.7 million during the three months ended June 30, 2010, an increase of $1.3 million, or 14.1%, over the comparable period of 2009. During the three months ended June 30, 2010, the Corporation had growth in interest-bearing deposits of $41.0 million, or 4.5%; however, interest expense on deposits decreased by $84 thousand from the quarter ended March 31, 2010 to the quarter ended June 30, 2010. The Corporation’s focus on its deposit mix and active management of its deposit rates allowed the Corporation to reduce its interest expense in spite of the historically low interest rates and resulting net interest margin compression the Corporation experienced throughout the latter part of 2009 and the first three months of 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.2 million for the three months ended June 30, 2010 compared to $1.0 million for the comparable period in 2009. Although nonperforming assets decreased from $15.0 million at March 31, 2010 to $13.1 million at June 30, 2010, the Corporation experienced loan growth of $29.8 million during this period, resulting in the need for a higher provision for loan losses for the three months ended June 30, 2010 than was recorded for the three months ended June 30, 2009. Management believes the charges to the provision are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2010.

NON-INTEREST INCOME

Non-interest income decreased $723 thousand, or 25.8%, during the three months ended June 30, 2010 as compared to the comparable period in 2009. The Corporation recorded other-than-temporary impairment charges in the second quarter of 2010 of $318 thousand, which was offset by realized gains on available-for-sale securities of $141 thousand. In addition, the Corporation recorded unrealized (losses) gains during the three months ended June 30, 2010 and 2009 of ($140) thousand and $93 thousand, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income decreased $262 thousand, or 9.9%, during the three months ended June 30, 2010 as compared to the comparable period in 2009. Mortgage banking income decreased $296 thousand from the three months ended June 30, 2009 compared to the six months ended June 30, 2010, primarily as a result of the Corporation’s decision not to sell loans in the secondary market in the second quarter of 2010.

NON-INTEREST EXPENSE

Non-interest expense decreased $408 thousand, or 5.2%, during the three months ended June 30, 2010 compared to the comparable period in 2009. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) decreased by $424 thousand, or 52.3%, for the three months ended June 30, 2010 compared to the comparable period in 2009 due to the special assessment in the amount of $475 thousand that was incurred during the quarter ended June 30, 2009. Excluding this special assessment, the Corporation’s non-interest expense increased $67 thousand, or 0.9%, for the three months ended June 30, 2010 compared to the comparable period in 2009.

Salaries and benefits expenses increased $216 thousand, or 6.2%, during the three months ended June 30, 2010 compared to the comparable period in 2009, primarily as a result of an increase in full-time equivalent employees from 276 at June 30, 2009 to 286 at June 30, 2010. This increase was offset by a decrease in other non-interest expenses of $247 thousand, or 9.8%, during the three months ended June 30, 2010 compared to the comparable period in 2009. This change is attributable to a decrease in the Corporation’s deferred compensation liability for certain officers and directors of $333 thousand, which was caused by a reduction in the Corporation’s common stock price that affected the net present value of future benefits.

INCOME TAX EXPENSE

Income tax expense was $1.1 million in the second quarter of 2010 as compared to $863 thousand in the second quarter of 2009, resulting in an effective tax rate of 25.6% and 25.8%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

Six Months Ended June 30, 2010 and 2009

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.3 million for the six months ended June 30, 2010 compared to $4.7 million for the same period of 2009. The earnings per diluted share was $0.58 for the six months ended June 30, 2010 and $0.55 for the same period of 2009. The Corporation’s 2010 results of operations were negatively affected by other-than-temporary impairment charges of $1.1 million related to three structured pooled trust preferred securities. The Corporation’s 2009 results of operations were negatively affected by other-than-temporary charges of $240 thousand related to one structured pooled trust preferred security. The return on assets and return on equity for the six months ended June 30, 2010 are 0.85% and 13.32%, respectively, compared to 0.92% and 14.80%, respectively, for the same period of 2009.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2010, net interest income increased $1.6 million, or 8.4%, compared to the comparable period in 2009. The Corporation’s net interest margin on a fully tax equivalent basis was 3.67% for the six months ended June 30, 2010, compared to 4.07% for the comparable period in 2009. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment, and the composition of earning assets has shifted to a greater percentage of investment securities as the Corporation’s deposit growth is outpacing loan growth given the current economic environment.

Due to growth in core deposits, the Corporation’s interest-bearing liabilities have grown significantly during the last twelve months. Although interest-bearing deposits as of June 30, 2010 grew $217.4 million, or 29.4%, as compared to June 30, 2009, interest expense for the six months ended June 30, 2010 increased $152 thousand, or 1.6%, over the comparable period in 2009. The Corporation’s focus on its deposit mix and active management of its deposit rates allowed the Corporation to moderate its interest expense.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.7 million for the six months ended June 30, 2010 compared to $1.9 million for the comparable period in 2009. As noted in the allowance for loan loss table above, the Corporation experienced fewer charge-offs during the six months ended June 30, 2010 compared to the comparable period in 2009 and the Corporation had slight loan shrinkage during the first quarter of 2010. In addition, nonperforming assets have decreased from $13.6 million at December 31, 2009 to $13.1 million at June 30, 2010. These factors resulted in the need for a lower provision for loan losses for the six months ended June 30, 2010 than was recorded for the six months ended June 30, 2009. Management believes the charges to the provision are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2010.

NON-INTEREST INCOME

Net securities losses realized during the six months ended June 30, 2010 were $529 thousand, compared to net realized securities gains of $35 thousand for the comparable period in 2009. During the six months ended June 30, 2010, an other-than-temporary impairment charge of $1.1 million was recorded in earnings on three structured pooled trust preferred securities. The amount of impairment charge recognized represents the expected credit loss on these securities.

Excluding the effects of these securities transactions, the Corporation’s non-interest income was $4.6 million for the six months ended June 30, 2010, compared to $4.7 million for the six months ended June 30, 2009. Mortgage banking income decreased $248 thousand from the six months ended June 30, 2009 compared to the six months ended June 30, 2010, primarily as a result of the Corporation’s decision not to sell loans in the secondary market in the second quarter of 2010.

NON-INTEREST EXPENSE

Non-interest expense increased $322 thousand, or 2.1%, during the six months ended June 30, 2010 compared to the comparable period in 2009. Salaries and benefits expenses increased $628 thousand, or 8.9%, during the six months ended June 30, 2010 compared to the comparable period in 2009, primarily as a result of an increase in full-time equivalent employees from 276 at June 30, 2009 to 286 at June 30, 2010.

The Corporation’s insurance premiums due to the FDIC decreased by $308 thousand, or 28.4%, for the six months ended June 30, 2010 compared to the comparable period in 2009 due to the special assessment in the amount of $475 thousand that was incurred during the quarter ended June 30, 2009. Excluding this special assessment, the Corporation’s FDIC insurance premiums increased $167 thousand during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, as a result of increases in the deposits on which the premium assessment is based and higher assessment rates in 2010.

INCOME TAX EXPENSE

Income tax expense was $1.7 million for the six months ended June 30, 2010 as compared to $1.6 million for the same period of 2009, resulting in an effective tax rate of 24.5% and 25.0%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 5 (Allowance for Loan Losses), of the Corporation’s 2009 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2009.

ITEM 3

QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. As a financial institution, the Corporation is primarily sensitive to the interest rate risk component. Changes in interest rates will affect the levels of income and expense recorded on a large portion of the Bank’s assets and liabilities. Additionally, such fluctuations in interest rates will impact the market value of all interest sensitive assets. The ALCO is responsible for reviewing the Corporation’s interest rate sensitivity position and establishing policies to control exposure to interest rate fluctuations. The primary goal established by these policies is to increase total income within acceptable risk limits.

The Corporation monitors interest rate risk through the use of two models: static gap and earnings simulation. Each model standing alone has limitations; however, taken together, management believes that they represent a reasonable view of the Corporation’s interest rate risk position.

STATIC GAP: Static Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at June 30, 2010 was 5.41% of total earning assets compared to the Corporation’s policy guidelines of plus or minus 15.0%.

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

EARNINGS SIMULATION: This model forecasts the projected change in net income resulting from an increase or decrease in the federal funds rate. The model assumes a one time shock of plus or minus 200 basis points or 2%.

The model makes various assumptions about cash flows and reinvestments of these cash flows in the different rate environments. Generally, repayments, maturities and calls are assumed to be reinvested in like instruments and no significant change in the balance sheet mix is assumed. Actual results could differ significantly from these estimates which would produce significant differences in the calculated projected change in income. The limits stated above do not necessarily represent measures that would be taken by management in order to stabilize income results. The instruments on the balance sheet react at different speeds to various changes in interest rates as discussed under Static Gap. In addition, there are strategies available to management that may help mitigate a decline in income caused by a rapid change in interest rates.

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Static 1-Yr. Cumulative Gap	5.41%	(0.60%)
Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	2.53%	(6.57%)

The interest rate sensitivity position at June 30, 2010 was asset sensitive in the short-term; whereas the Corporation was slightly liability sensitive at December 31, 2009. As the federal funds rate was at 0.25% on June 30, 2010, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in the federal funds rate of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) (“Exchange Act”). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS

The Corporation has revised the risk factors it previously disclosed in its Form 10-K for the year ended December 31, 2009. The risk factors set forth in this Item 1A supersede and replace the risk factors in the 2009 Form 10-K.

Difficult market conditions have adversely affected the banking and financial services industry and our business, and a continuation of these conditions could adversely affect our financial condition and results of operations.

Dramatic declines in the national housing market since 2008, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of the banking and financial services industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which we expect would adversely impact the Corporation’s charge-offs and provision for loan losses.

•	Market developments may adversely affect the Corporation’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.

•

The Corporation’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in banking and financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

The Corporation may be required to pay significantly higher premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Corporation’s allowance for loan losses may not be adequate to cover loan losses which could have a material adverse effect on our business, financial condition and results of operations.

A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Corporation are secured, but some loans are unsecured based upon management’s evaluation of the creditworthiness of the borrowers. With respect to secured loans, the collateral securing the repayment of these loans principally includes a wide variety of real estate, and to a lesser extent personal property, either of which may be insufficient to cover the obligations owed under such loans.

Collateral values and the financial performance of borrowers may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates and debt service levels, changes in oil and gas prices, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events, which are beyond the control of the Corporation. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards might create the impression that a loan is adequately collateralized when in fact it is not. Although the Corporation may acquire any real estate or other assets that secure defaulted loans through foreclosures or other similar remedies, the amounts owed under the defaulted loans may exceed the value of the assets acquired.

The allowance for loan losses is subject to a formal analysis by the credit administrator of the Corporation using a methodology whereby loan pools are segregated into special mention, substandard, doubtful and unclassified categories and the pools are evaluated based on historical loss factors. The Corporation monitors delinquencies and losses on a monthly basis. The Corporation has adopted underwriting and credit monitoring policies and procedures, including the review of borrower financial statements and collateral appraisals, which management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower non-performance and the value of available collateral. The Corporation also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Loan Committee of our Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on our business, financial condition and results of operations.

Interest rate volatility could significantly reduce our profitability.

Our earnings largely depend on the relationship between the yield on our earning assets, primarily loans and investment securities, and the cost of funds, primarily deposits and borrowings. This relationship, commonly known as the net interest margin, is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates, and the volume and mix of the Corporation’s interest earning assets and interest bearing liabilities.

Interest rate risk can be defined as the sensitivity of net interest income and of the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. We are subject to interest rate risk to the degree that our interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest earning assets. Changes in interest rates will affect the levels of income and expense recorded on a large portion of the Corporation’s assets and liabilities, and fluctuations in interest rates will impact the market value of all interest sensitive assets. Significant fluctuations in interest rates could have a material adverse impact on our business, financial condition, results of operations, or liquidity. For further information on risk relating to interest rates, refer to Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

We cannot assure you that recent actions by governmental agencies and regulators, as well as recently enacted legislation, will stabilize the U.S. financial system, and new legislation may significantly affect our financial condition.

Beginning in 2008 and continuing into 2009 and 2010, the Board of Governors of the Federal Reserve System, the United States Congress, the United States Department of the Treasury, the FDIC and others have taken numerous steps to stabilize and stimulate the financial services industry. These measures include: (1) homeowner relief that encourages loan restructuring and modification; (2) the establishment of significant liquidity and credit facilities for financial institutions and investment banks; (3) the lowering of the federal funds rate; and (4) coordinated efforts to address liquidity and other weaknesses in the banking sector. For example, pursuant to the terms of the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Changes also have been made in tax policy for financial institutions.

We cannot predict the actual impact, if any, that new legislation or other governmental initiatives will have on the economy or the financial markets, or whether any impact will be positive or negative. The failure of legislation or other initiatives to stabilize the financial markets could weaken public confidence in financial institutions and have a substantial and material adverse effect on our business, financial condition, results of operations, access to credit or the trading price of our common stock. Additionally, compliance with such initiatives may increase our costs and limit our ability to pursue business opportunities, and participation in specific programs may subject us to additional restrictions. Further, we may be required to pay significantly higher FDIC premiums in the future if market developments which have significantly depleted the FDIC insurance fund and reduced the ratio of reserves to insured deposits continue.

The Corporation’s loans are principally concentrated in certain areas of Pennsylvania, and adverse economic conditions in those markets could adversely affect our business, financial condition, and results of operations.

Our success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in northwest and central Pennsylvania, the primary markets served by the Corporation. The Corporation is particularly exposed to real estate and economic factors in the northwest and central areas of Pennsylvania, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Corporation’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

Since 2008, the financial and capital marketplaces have been affected by significant disruption and volatility. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. These disruptions have been exacerbated by the continued decline of the real estate housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and has led to a significant credit and liquidity crisis. In addition, the significant decline in economic growth, both nationally and globally, led to a national economy in deep recession. The Bank is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market. While the Corporation’s loan portfolio has not shown significant signs of credit quality deterioration to the extent of national markets, we cannot assure you that these conditions will continue. An economic recession in the markets served by the Corporation, and the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Corporation interest or principal on their loans, and accordingly, could have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk, and declines in value in our investment securities portfolio may require us to record other- than- temporary impairment charges that could have a material adverse effect on our results of operations and financial condition.

Our investment securities portfolio has risks beyond our control that can significantly influence its fair value. These factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and continued instability in the credit markets. Recent lack of market activity with respect to certain of the securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. We have engaged valuation experts to price these certain securities using proprietary models, which incorporate assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums. Any change in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus our determination of other-than-temporary impairment of the securities in our investment securities portfolio.

The Corporation may be required to record other-than-temporary impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private label mortgage-backed securities, lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect the Corporation’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on our results of operations and financial condition.

Our business is highly regulated and impacted by monetary policy, limiting the manner in which we may conduct our business and obtain financing, and modifications to the existing regulatory framework under which we operate could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities, and obtain financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. These laws and regulations may sometimes impose significant limitations on our operations. These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

The nature, extent, and timing of the adoption of significant new laws and regulations, including laws currently proposed in the U.S. Congress, or changes in or repeal of existing laws and regulations, or specific actions of our regulators, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Furthermore, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit risk and interest rate risk conditions for the Bank and us, and any unfavorable change in these conditions could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Compliance with the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may increase our costs of operations and adversely impact our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key client relationship managers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial condition.

Strong competition within our markets may have a material adverse impact on our profitability.

We compete with an ever-increasing array of financial service providers. As noted above, we are subject to extensive regulation and supervision, including, in many cases, regulations that limit the type and scope of our activities. The non-bank financial service providers that compete with us may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, is strong in our markets.

The financial services industry is undergoing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Furthermore, technological advances are likely to intensify competition by enabling more companies to provide financial resources. Accordingly, our future success will depend in part on our ability to address customer needs by using technology. We cannot assure you that we will be able to develop new technology driven products and services, or be successful in marketing these products to our customers. Many of our competitors have far greater resources to invest in technology.

Regional, national and international competitors have far greater assets and capitalization than we have and they have greater access to capital markets and can offer a broader array of financial services than we can.

We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on our business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, “Competition” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Non-compliance with applicable laws and/or regulations, including the Bank Secrecy Act and USA Patriot Act, may adversely affect our operations and our financial results and could result in significant fines or sanctions.

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, that we have violated laws or regulations with which we or our subsidiaries must comply, or that weaknesses or failures exist with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include, among other things, civil money penalties and orders to take certain actions or to refrain from certain actions. The imposition of regulatory sanctions, including any monetary penalties, may have a material impact on our financial condition and results of operations, damage our reputation, and/or cause us to lose our financial holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent the institutions from being used for money laundering and terrorist activities. If certain activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts or conduct transactions, and require the filing of certain reports, such as those for cash transactions above a certain threshold. Financial institutions must also refrain from transacting business with certain countries or persons designated by the Office of Foreign Assets Control.

Non-compliance with laws and regulations such as these could result in significant fines or sanctions. These particular laws and regulations have significant implications for all financial institutions, establish new crimes and penalties, and require the federal banking agencies, in reviewing merger and acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering and terrorist activities. Even inadvertent non-compliance and technical failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on our business, financial condition, results of operations or liquidity.

We are exposed to a variety of operational risks that could result in significant financial losses.

We are exposed to many types of operational risk, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action.

Given the volume of our transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volumes may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses, computer hacking or electrical or telecommunication outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

We regularly assess the level of operational risk throughout the organization and have established systems of internal controls that provide for timely and accurate information. Testing of the operating effectiveness of these control systems is performed regularly. While not providing absolute assurance, these systems of internal controls have been designed to manage operational risks at appropriate, cost-effective levels. Procedures exist that are designed to ensure policies relating to conduct, ethics, and business practices are followed. From time to time losses from operational risk may occur, including the effects of operational errors. Such losses are recorded as non-interest expense.

While we continually monitor and improve our system of internal controls, data processing systems, and corporate-wide risk management processes and procedures, we cannot assure you that future losses arising from operational risk will not occur and have a material impact on our business, financial condition, results of operations, or liquidity.

We may not be able to meet our cash flow needs on a timely basis at a reasonable cost, and our cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures.

Liquidity is the ability to meet cash flow obligations as they come due and cash flow needs on a timely basis and at a reasonable cost. The liquidity of the Corporation is used to make loans and to repay deposit and borrowing liabilities as they become due, or are demanded by customers and creditors. Many factors affect the Corporation’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and standing in the marketplace, and general economic conditions.

The Corporation’s primary source of funding is retail deposits, gathered throughout its network of banking offices. Periodically, we utilize term borrowings from the FHLB and other lenders to meet funding obligations. The Corporation’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Corporation’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

Management and the Board of Directors of the Corporation, through the ALCO, monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Corporation to employ strategies necessary to maintain adequate liquidity.

Changes in economic conditions, including consumer savings habits and availability of or access to capital, could potentially have a significant impact on our liquidity position, which in turn could materially impact our financial condition, results of operations and cash flows.

Recent levels of market volatility remain elevated, which may have a material adverse effect on our ability to access capital and on our business, financial condition and results of operations.

The capital and credit markets have been experiencing volatility and disruption since early 2008. In the fourth quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If the current recovery stalls and current levels of market disruption and volatility continue or worsen, we cannot assure you that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

A substantial decline in the value of the Corporation’s FHLB common stock may adversely affect our results of operations, liquidity and financial condition.

As a requirement of membership in the FHLB of Pittsburgh, the Corporation must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. Borrowings from the FHLB represent the Corporation’s primary source of short-term and long-term wholesale funding.

In an extreme situation, it is possible that the capitalization of a FHLB, including FHLB of Pittsburgh, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the Corporation’s FHLB common stock, our management believes that there is a risk that our investment could be deemed other-than-temporarily-impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition.

In addition, if the capitalization of FHLB of Pittsburgh is substantially diminished, the Corporation’s liquidity may be adversely impaired if it is not able to obtain alternative sources of funding.

There are 12 branches of the FHLB, including Pittsburgh. To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that member banks hold. The 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. We cannot assure you, however, that the FHLB system will be able to meet these obligations.

The Corporation could be held responsible for environmental liabilities relating to properties acquired through foreclosure, resulting in significant financial loss.

In the event the Corporation forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Corporation exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during its ownership or after a sale to a third party. We cannot assure you that the Corporation would not incur full recourse liability for the entire cost of any removal and cleanup on an acquired property, that the cost of removal and cleanup would not exceed the value of the property, or that the Corporation could recover any of the costs from any third party. Losses arising from environmental liabilities could have a material adverse impact on our business, financial condition, results of operations, or liquidity.

Federal and state governments could pass legislation responsive to current credit conditions which could cause us to experience higher credit losses.

We could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Corporation’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Corporation’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible. We cannot assure you that future legislation will not significantly and adversely impact our ability to collect on our current loans or foreclose on collateral.

The preparation of our financial statements requires the use of estimates that could significantly vary from actual results, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. For example, one of these significant estimates is the allowance for loan losses. Due to the inherent nature of estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the provided allowance, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Our financial results may be subject to the impact of changes in accounting standards or interpretation in new or existing standards.

From time to time the Financial Accounting Standards Board, or FASB, and the SEC change accounting regulations and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of our control and may have a material impact on our financial statements.

Our information technology systems may be vulnerable to attack or other technological failures, exposing us to significant loss.

We depend upon data processing software, communication and information exchange on a variety of computing platforms and networks including the Internet. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to electronic attack or other technological difficulties or failures. We also rely on the services of a variety of third party vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be misappropriated, services and operations may be interrupted and we could be exposed to claims from customers, suffer loss of business and suffer loss of reputation in its marketplace. Any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Customer information may be obtained and used fraudulently, which may negatively impact our reputation and customer base, cause increased regulatory scrutiny and expose us to litigation.

Risk of theft of customer information resulting from security breaches by third parties exposes us to reputation risk and potential monetary loss. The Corporation has exposure to fraudulent use of its customers’ personal information resulting from its general business operations and through customer use of financial instruments such as debit cards. While the Corporation has policies and procedures designed to prevent or limit the effect of this risk, we cannot assure you that any such security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The soundness of other financial institutions with which we do business could adversely affect our business, financial condition or results of operations.

The financial services industry and the securities markets have been materially adversely affected by significant declines in values of almost all asset classes and by a lack of liquidity in the capital and credit markets. Financial institutions specifically have been subject to increased volatility and an overall loss in investor confidence.

Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. We routinely execute transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives and hedging transactions. In addition, we invest in securities or loans originated or issued by financial institutions or supported by the loans they originate. Many of these transactions expose us to credit or investment risk in the event of default by our counterparty. In addition, our credit risk may be exacerbated if the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to us. We could incur losses to our securities portfolio as a result of these issues. These types of losses may have a material adverse effect on our business, financial condition or results of operation.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.

Some provisions contained in our articles of incorporation and our bylaws and under Pennsylvania law could deter a takeover attempt or delay changes in control or management of us.

Certain anti-takeover provisions of the Pennsylvania Business Corporation Law of 1988, as amended, apply to Pennsylvania registered corporations (e.g., publicly traded companies) including, but not limited to, those relating to (1) control share acquisitions, (2) disgorgement of profits by certain controlling persons, (3) business combination transactions with interested shareholders, and (4) the rights of shareholders to demand fair value for their stock following a control transaction. Pennsylvania law permits corporations to opt-out of these anti-takeover provisions, but we have not done so.

In addition, our amended and restated articles of incorporation require the affirmative vote of 66% of the outstanding shares entitled to vote to effect a business combination. Our amended and restated articles of incorporation, subject to the limitations prescribed in such articles and subject to limitations prescribed by Pennsylvania law, also authorize our board of directors, from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in or more series, and to fix the designation, powers, preferences and other rights of the shares and to fix the qualifications, limitations and restrictions thereof. As a result of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the board of directors could adversely affect the voting power and other rights of the holders of common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could discourage any attempt to obtain control of the Corporation.

Our bylaws, as amended and restated, provide for the division of our board of directors into three classes of directors, with each serving staggered terms. In addition, any amendment to our bylaws must be approved by the affirmative vote of a majority of the votes cast by all shareholders entitled to vote thereon and, if any shareholders are entitled to vote thereon as a class, upon receiving the affirmative vote of a majority of the votes cast by the shareholders entitled to vote as a class.

Any of the foregoing provisions may have the effect of deterring takeovers or delaying changes in control or management of us. Additionally, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The price of our common stock on the NASDAQ constantly changes. We expect that the market price of our common stock will continue to fluctuate, and we cannot give you any assurances regarding any trends in the market prices for our common stock.

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include our:

•	past and future dividend practice;

•	financial condition, performance, creditworthiness and prospects;

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the conversion or exercise of such securities could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur. Because our decision to issue securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offering of securities. Thus, our shareholders bear the risk of future offerings reducing the market price of our common stock and diluting their stock holdings in the Corporation.

Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which would likely be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our Board of Directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our ability to pay dividends is limited by law and regulations.

The future declaration of dividends by our Board of Directors will depend on a number of factors, including capital requirements, regulatory limitations, our operating results and financial condition and general economic conditions. Our ability to pay dividends depends primarily on the receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on retained earnings, imposed by bank regulatory agencies. The ability of the Bank to pay dividends is also subject to financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. We cannot assure you that the Bank will be able to pay dividends to the Corporation in the future. In addition, we may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

ITEM 6.	EXHIBITS

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2006, and incorporated herein by reference.

EXHIBIT 3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE: August 6, 2010	/S/ JOSEPH B. BOWER, JR.
Joseph B. Bower, Jr. President and Director (Principal Executive Officer)

DATE: August 6, 2010	/S/ CHARLES R. GUARINO
Charles R. Guarino Treasurer (Principal Financial Officer)