Form 10-Q
period 2010-09-30
CNB FINANCIAL CORP/PA
filed 2010-11-05
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2010

COMMON STOCK: $0 PAR VALUE, 12,223,879 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, liquidity, results of operations, future performance and business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements include, but are not limited to: changes in general business, industry or economic conditions or competition; changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principals or otherwise; adverse changes or conditions in capital and financial markets; changes in interest rates; higher than expected costs or other difficulties related to integration of combined or merged businesses; the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; changes in the quality or composition of our loan and investment portfolios; adequacy of loan loss reserves; increased competition; loss of certain key officers; continued relationships with major customers; deposit attrition; rapidly changing technology; unanticipated regulatory or judicial proceedings and liabilities and other costs; changes in the cost of funds, demand for loan products or demand for financial services; and other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission.

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

CNB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited) September 30, 2010	December 31, 2009

ASSETS

Cash and due from banks	$26,976	$19,959
Interest bearing deposits with other banks	3,816	2,399

Total cash and cash equivalents	30,792	22,358

Interest bearing time deposits with other banks	3,517	6,388
Trading securities	878	955
Securities available for sale	501,890	345,415
Loans held for sale	3,951	1,218
Loans	755,501	718,022
Less: unearned discount	(2,556)	(2,880)
Less: allowance for loan losses	(10,830)	(9,795)

Net loans	742,115	705,347
FHLB and other equity interests	6,726	6,907
Premises and equipment, net	24,122	23,355
Bank owned life insurance	19,542	16,440
Mortgage servicing rights	847	876
Goodwill	10,821	10,821
Other intangible assets	10	85
Accrued interest receivable and other assets	17,959	21,426

TOTAL	$1,363,170	$1,161,591

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$140,508	$116,310
Interest bearing deposits	974,146	840,548

Total deposits	1,114,654	956,858

Treasury, tax and loan borrowings	1,032	1,380
FHLB and other borrowings	95,193	100,003
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	13,894	13,321

Total liabilities	1,245,393	1,092,182

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares at September 30, 2010 and 9,233,750 shares at December 31, 2009	—	—
Additional paid in capital	44,640	12,631
Retained earnings	72,150	68,676
Treasury stock, at cost (382,158 shares at September 30, 2010 and 472,477 shares at December 31, 2009)	(5,723)	(7,023)
Accumulated other comprehensive income (loss)	6,710	(4,875)

Total shareholders’ equity	117,777	69,409

TOTAL	$1,363,170	$1,161,591

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended September 30,
	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,813	$11,516
Deposits with banks	25	46
Securities:
Taxable	3,270	1,920
Tax-exempt	683	536
Dividends	6	8

Total interest and dividend income	15,797	14,026

INTEREST EXPENSE:
Deposits	3,340	3,228
Borrowed funds	993	1,110
Subordinated debentures	201	204

Total interest expense	4,534	4,542

NET INTEREST INCOME	11,263	9,484
PROVISION FOR LOAN LOSSES	853	1,094

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,410	8,390

NON-INTEREST INCOME:
Wealth and asset management fees	431	339
Service charges on deposit accounts	1,120	1,153
Other service charges and fees	374	325
Net realized and unrealized gains on securities for which fair value was elected	15	191
Mortgage banking	116	278
Bank owned life insurance	200	180
Other	288	238

	2,544	2,704

Total other-than-temporary impairment losses on available-for-sale securities	(821)	(971)
Less portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(821)	(971)
Net realized gains on available-for-sale securities	118	333

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(703)	(638)

Total non-interest income	1,841	2,066

NON-INTEREST EXPENSES:
Salaries and benefits	3,998	3,705
Net occupancy expense of premises	1,053	1,019
FDIC insurance premiums	427	327
Amortization of intangibles	25	25
Other	2,610	2,408

Total non-interest expenses	8,113	7,484

INCOME BEFORE INCOME TAXES	4,138	2,972
INCOME TAX EXPENSE	1,032	723

NET INCOME	$3,106	$2,249

EARNINGS PER SHARE:
Basic	$0.25	$0.26
Diluted	$0.25	$0.26

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended September 30,
	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$34,940	$34,350
Deposits with banks	88	178
Securities:
Taxable	8,539	5,698
Tax-exempt	1,706	1,562
Dividends	20	26

Total interest and dividend income	45,293	41,814

INTEREST EXPENSE:
Deposits	10,148	9,679
Borrowed funds	3,170	3,428
Subordinated debentures	586	653

Total interest expense	13,904	13,760

NET INTEREST INCOME	31,389	28,054
PROVISION FOR LOAN LOSSES	2,599	2,964

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,790	25,090

NON-INTEREST INCOME:
Wealth and asset management fees	1,255	1,118
Service charges on deposit accounts	3,117	3,167
Other service charges and fees	1,048	1,046
Net realized and unrealized gains (losses) on securities for which fair value was elected	(42)	133
Mortgage banking	365	775
Bank owned life insurance	602	540
Other	841	643

	7,186	7,422

Total other-than-temporary impairment losses on available-for-sale securities	(1,923)	(1,211)
Less portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(1,923)	(1,211)
Net realized gains on available-for-sale securities	691	608

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(1,232)	(603)

Total non-interest income	5,954	6,819

NON-INTEREST EXPENSES:
Salaries and benefits	11,689	10,768
Net occupancy expense of premises	3,204	3,092
FDIC insurance premiums	1,202	1,410
Amortization of intangibles	75	75
Other	7,434	7,308

Total non-interest expenses	23,604	22,653

INCOME BEFORE INCOME TAXES	11,140	9,256
INCOME TAX EXPENSE	2,750	2,293

NET INCOME	$8,390	$6,963

EARNINGS PER SHARE:
Basic	$0.83	$0.81
Diluted	$0.83	$0.80

DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

NET INCOME	$3,106	$2,249	$8,390	$6,963

Other comprehensive income, net of tax:

Change in fair value of interest rate swap agreement designated as a cashflow hedge, net of tax of $33 and $41 for the three months ended September 30, 2010 and 2009, and $115 and ($79) for the nine months ended September 30, 2010 and 2009	(61)	(76)	(213)	147

Net change in unrealized gains (losses) on securities available for sale:

Unrealized losses on other-than-temporarily impaired securities available for sale:

Unrealized losses arising during the period, net of tax of $36 and $212 for the three months ended September 30, 2010 and 2009 and $172 and $244 for the nine months ended September 30, 2010 and 2009	(66)	(393)	(320)	(454)

Reclassification adjustment for losses included in net income, net of tax of ($288) and ($340) for the three months ended September 30, 2010 and 2009, and ($673) and ($424) for the nine months ended September 30, 2010 and 2009	534	631	1,250	787

	468	238	930	333

Unrealized gains on other securities available for sale:

Unrealized gains arising during the period, net of tax of ($3,315) and ($1,508) for the three months ended September 30, 2010 and 2009, and ($6,094) and ($912) for the nine months ended September 30, 2010 and 2009	6,156	2,801	11,317	1,694

Reclassification adjustment for accumulated gains included in net income, net of tax of $41 and $117 for the three months ended September 30, 2010 and 2009, and $242 and $213 for the nine months ended September 30, 2010 and 2009	(77)	(217)	(449)	(395)

	6,079	2,584	10,868	1,299

Other comprehensive income	6,486	2,746	11,585	1,779

COMPREHENSIVE INCOME	$9,592	$4,995	$19,975	$8,742

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,390	$6,963
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,599	2,964
Depreciation and amortization	1,533	1,497
Amortization, accretion and deferred loan fees and costs	1,588	786
Net impairment losses recognized in earnings and realized gains (losses) on available-for-sale securities	1,232	603
Net realized and unrealized (gains) losses on securities for which fair value was elected	42	(133)
Gain on sale of loans	(270)	(683)
Net gains on dispositions of premises and equipment and foreclosed assets	(101)	—
Proceeds from sale of loans	6,008	41,103
Origination of loans held for sale	(11,932)	(43,087)
Increase in bank owned life insurance	(602)	(540)
Stock-based compensation expense	166	87
Changes in:
Accrued interest receivable and other assets	(2,602)	290
Accrued interest payable and other liabilities	(269)	935

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,782	10,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	2,871	127
Proceeds from maturities, prepayments and calls of securities	86,330	70,701
Proceeds from sales of securities	51,507	71,619
Purchase of securities	(279,073)	(203,849)
Loan origination and payments, net	(36,251)	(21,570)
Purchase of bank owned life insurance	(2,500)	—
Redemption (purchase) of FHLB and other equity interests	181	(1,234)
Purchase of premises and equipment	(1,542)	(954)
Proceeds from the sale of premises and equipment and foreclosed assets	287	526

NET CASH USED IN INVESTING ACTIVITIES	(178,190)	(84,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	130,487	104,215
Certificates of deposit	27,309	(30,197)
Proceeds from sale of treasury stock	923	977
Proceeds from exercise of stock options	69	587
Proceeds from stock offering, net of issuance costs	32,128	—
Cash dividends paid	(4,916)	(4,283)
Advances from long-term borrowings	20,000	625
Repayment of long-term borrowings	(36,085)	(4,573)
Net change in short-term borrowings	10,927	(3,107)

NET CASH PROVIDED BY FINANCING ACTIVITIES	180,842	64,244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,434	(9,605)

CASH AND CASH EQUIVALENTS, Beginning	22,358	31,256

CASH AND CASH EQUIVALENTS, Ending	$30,792	$21,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,207	$13,950
Income taxes	$3,314	$1,857

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$333	$52
Transfers to assets held for sale	$—	$699
Loans transferred from held for sale to held for investment	$3,321	$1,736
Grant of restricted stock awards from treasury stock	$233	$—

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and nine month periods ended September 30, 2010 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Form 10-K for the period ended December 31, 2009.

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

At September 30, 2010, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three or nine month periods then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $44,000 and $166,000 for the three and nine months ended September 30, 2010, and $31,000 and $87,000 for the three and nine months ended September 30, 2009. As of September 30, 2010, there was $413,000 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended September 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	36,284	$15.12
Granted	—	—
Vested	(950)	14.16
Forfeited	—	—

Nonvested at end of period	35,334	$15.14

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

A summary of changes in unvested restricted stock awards for the nine months ended September 30, 2010 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	30,144	$14.83
Granted	16,500	15.00
Vested	(10,760)	14.07
Forfeited	(550)	14.98

Nonvested at end of period	35,334	$15.14

FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in perpetual preferred equity securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) as well as its investment in certain other equity securities. Management elected the fair value option for these securities to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized gains that were included in earnings for the three and nine months ended September 30, 2010 were $15,000 and $26,000. Fair value changes included in earnings for the three and nine month months ended September 30, 2009 were $191,000 and $133,000. During the third quarter of 2010, the perpetual preferred equity securities issued by FNMA and FHLMC were sold, resulting in realized losses during the three and nine months ended September 30, 2010 of ($8,000) and ($68,000), respectively. There were no sales of securities for which the fair value option was elected during the three and nine months ended September 30, 2009.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $6,000 and $20,000 for the three and nine months ended September 30, 2010, and $8,000 and $26,000 for the three and nine months ended September 30, 2009.

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

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by external appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,267	$—	$8,267	$—
U.S. Government sponsored entities	129,887	4,000	125,887	—
States and political subdivisions	127,946	11,427	116,519	—
Residential mortgage and asset backed	199,823	15,298	184,162	363
Corporate notes and bonds	9,665	—	8,385	1,280
Pooled trust preferred	1,412	—	—	1,412
Pooled SBA	23,188	23,188	—	—
Other securities	1,702	1,702	—	—

Total Securities Available For Sale	$501,890	$55,615	$443,220	$3,055

Trading Securities:
Equity securities – financial services	$469	$469	$—	$—
Equity securities – health care	147	147	—	—
Equity securities – energy	102	102	—	—
Equity securities – industrials	100	100	—	—
Equity securities – utilities	60	60	—	—

Total Trading Securities	$878	$878	$—	$—

Liabilities – Interest rate swap	$(1,029)	$—	$(1,029)	$—

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

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 (in thousands):

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred

Beginning balance	$415	$1,300	$1,524	$503	$—	$1,909
Transfers into Level 3 (a) (b)	—	—	—	—	1,040	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(821)	—	—	(1,923)
Included in other comprehensive income	—	(20)	709	—	240	1,436
Purchases, issuances, sales, and settlements:
Sales	—	—	—	—	—	—
Settlements	(52)	—	—	(140)	—	(10)

Ending balance	$363	$1,280	$1,412	$363	$1,280	$1,412

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for this security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

The unrealized losses reported in earnings for the three and nine months ended September 30, 2010 for Level 3 assets that are still held at September 30, 2010 relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the quarter ended September 30, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category (in thousands):

Description	Fair value on date of transfer

U.S. Government sponsored entities	$16,502
States and political subdivisions	11,085
Residential mortgage and asset backed	25,636

Total	$53,223

During the nine months ended September 30, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category (in thousands):

Description	Fair value on date of transfer

U.S. Government sponsored entities	$18,643
States and political subdivisions	3,273
Residential mortgage and asset backed	5,625

Total	$27,541

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access.

During the quarter ended September 30, 2010, one Pooled SBA security that was classified as a Level 2 security at June 30, 2010 was transferred to the Level 1 category. The fair value on the date of transfer was $884,000. During the nine months ended September 30, 2010, two pooled SBA securities that were classified as Level 2 securities at December 31, 2009 were transferred to the Level 1 category. The fair value on the date of transfer was $1,798,000. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets, Impaired loans	$4,173	$—	$—	$4,173

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets, Impaired loans	$9,471	$—	$—	$9,471

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $5,308,000 with a valuation allowance of $1,135,000 as of September 30, 2010, resulting in an additional provision (benefit) for loan losses of ($342,000) and ($27,000) for the three and nine months then ended. Impaired loans had a principal balance of $10,880,000 with a valuation allowance of $1,409,000 as of December 31, 2009, resulting in an additional provision for loan losses of $730,000 for the year then ended.

Fair Value of Financial Instruments

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans, deposits or borrowings that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes for similar loans. Fair value of debt is based on current rates for similar financing. It is not practical to determine the fair value of FHLB stock and other equity interests due to restrictions placed on the transferability of these instruments. The fair value of off balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off balance sheet items is not material.

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

The following table presents the carrying amount and fair value of financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$30,792	$30,792	$22,358	$22,358
Interest bearing time deposits with other banks	3,517	3,575	6,388	6,565
Securities available for sale	501,890	501,890	345,415	345,415
Trading securities	878	878	955	955
Loans held for sale	3,951	3,994	1,218	1,228
Net loans	742,115	772,612	705,347	728,074
FHLB and other equity interests	6,726	N/A	6,907	N/A
Accrued interest receivable	6,235	6,235	4,728	4,728

LIABILITIES
Deposits	$(1,114,654)	$(1,124,588)	$(956,858)	$(956,231)
FHLB, Treasury, tax and loan, and other borrowings	(96,225)	(104,329)	(101,383)	(109,753)
Subordinated debentures	(20,620)	(10,536)	(20,620)	(10,609)
Interest rate swap	(1,029)	(1,029)	(701)	(701)
Accrued interest payable	(1,603)	(1,603)	(1,906)	(1,906)

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

SECURITIES

Securities available for sale at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010				December 31, 2009
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$8,176	$91	$—	$8,267	$10,288	$5	$(24)	$10,269
U.S. Gov’t sponsored entities	124,057	5,830	—	129,887	107,615	94	(748)	106,961
State & political subdivisions	122,575	5,374	(3)	127,946	55,710	991	(140)	56,561
Residential mortgage & asset backed	195,647	4,311	(135)	199,823	144,878	1,188	(666)	145,400
Corporate notes & bonds	13,349	—	(3,684)	9,665	18,713	—	(5,082)	13,631
Pooled trust preferred	2,661	—	(1,249)	1,412	4,594	—	(2,685)	1,909
Pooled SBA	22,550	638	—	23,188	8,894	102	(7)	8,989
Other securities	1,670	35	(3)	1,702	1,670	28	(3)	1,695

Total	$490,685	$16,279	$(5,074)	$501,890	$352,362	$2,408	$(9,355)	$345,415

At September 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2010 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	—	—	—	—	—	—
State & political subdivisions	4,139	(3)	—	—	4,139	(3)
Residential mortgage & asset backed	14,963	(105)	3,910	(30)	18,873	(135)
Corporate notes & bonds	—	—	9,665	(3,684)	9,665	(3,684)
Pooled trust preferred	—	—	267	(1,249)	267	(1,249)
Pooled SBA	—	—	—	—	—	—
Other securities	—	—	146	(3)	146	(3)

	$19,102	$(108)	$13,988	$(4,966)	$33,090	$(5,074)

December 31, 2009 Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$6,201	$(24)	$—	$—	$6,201	$(24)
U.S. Gov’t sponsored entities	49,420	(748)	—	—	49,420	(748)
State & political subdivisions	9,865	(103)	3,710	(37)	13,575	(140)
Residential mortgage & asset backed	68,293	(644)	3,198	(22)	71,491	(666)
Corporate notes & bonds	—	—	13,631	(5,082)	13,631	(5,082)
Pooled trust preferred	—	—	1,909	(2,685)	1,909	(2,685)
Pooled SBA	1,009	(7)	—	—	1,009	(7)
Other securities	—	—	146	(3)	146	(3)

	$134,788	$(1,526)	$22,594	$(7,829)	$157,382	$(9,355)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2010, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Within the next two years, management expects that credit markets will normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to begin calling their collateral in 2011 and 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of two of these securities was recognized in earnings prior to 2010, and impairment losses for the remaining securities were recognized in earnings during the three and nine months ended September 30, 2010 as disclosed in the table below. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the three and nine months ended September 30, 2010 (in thousands):

	Adjusted Amortized Cost	Unrealized Gain (Loss)	Fair Value	Credit Losses Realized in Earnings Three Months Ended Sept. 30, 2010	Credit Losses Realized in Earnings Nine Months Ended Sept. 30, 2010

ALESCO Preferred Funding V, Ltd.	$860	$(640)	$220	$180	$380
ALESCO Preferred Funding XII, Ltd.	429	(392)	37	—	784
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—	—
Preferred Term Securities XVI, Ltd.	227	(217)	10	641	759
US Capital Funding VI, Ltd.	—	—	—	—	—
MM Community Funding II, Ltd.	1,145	—	1,145	—	—

Total	$2,661	$(1,249)	$1,412	$821	$1,923

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended September 30, 2010 is as follows (in thousands):

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$2,517
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	821

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$3,338

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

A roll-forward of the other-than-temporary impairment amount related to credit losses for the nine months ended September 30, 2010 is as follows (in thousands):

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	759
Additional credit loss for which other-than-temporary impairment was previously recognized	1,164

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$3,338

At September 30, 2010, approximately 25% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

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

As of September 30, 2010 and December 31, 2009, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows (in thousands):

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2010	$13,442	$121	($3)
Nine months ended September 30, 2010	$51,507	$708	($17)

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$32,416	$32,669	$27,183	$27,175
1 year – 5 years	58,086	59,968	74,532	74,608
5 years – 10 years	133,653	140,388	61,617	61,077
After 10 years	69,213	67,341	42,482	35,460

	293,368	300,366	205,814	198,320
Residential mortgage & asset backed securities	195,647	199,822	144,878	145,400

Total debt securities	$489,015	$500,188	$350,692	$343,720

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

LOANS

Total loans at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Sept. 30, 2010	December 31, 2009

Residential mortgage	$258,580	$225,845
Commercial, industrial, and agricultural	241,829	240,357
Commercial mortgage	199,389	194,718
Consumer and other	55,703	57,102

	$755,501	$718,022

At September 30, 2010 and December 31, 2009, net unamortized loan costs and fees of ($289,000) and ($417,000), respectively, have been included in the carrying value of loans.

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

Deposit accounts that have overdrawn their current balance, known as overdrafts, are reclassified to loans. Overdrafts included in loans are $1,472,000 at September 30, 2010 and $391,000 at December 31, 2009.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

Impaired loans are as follows at September 30, 2010 and December 31, 2009 (in thousands):

	Sept. 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$1,416	$3,182
Loans with allocated allowance for loan losses	13,108	10,880

	$14,524	$14,062

Amount of the allowance for loan losses allocated	$1,394	$1,409

Average impaired loans outstanding during the three and nine month periods ended September 30, 2010 were $14,239 and $14,669, respectively. Interest income recognized during impairment and cash basis interest income recognized was not material in any period presented.

Nonaccrual loans and loans past due over 90 days still on accrual at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Sept. 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$532	$584
Nonaccrual loans	6,661	12,757

	$7,193	$13,341

Nonaccrual loans and loans past due over 90 days still on accrual include impaired loans that are not performing and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The Corporation has allocated $513,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010. As of September 30, 2010, the carrying value of these loans was $9,535,000. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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

As of September 30, 2010, the Corporation holds $5,401,000 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

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

DEPOSITS

Total deposits at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Percentage Change	Sept. 30, 2010	December 31, 2009

Checking, non-interest bearing	20.8%	$140,508	$116,310
Checking, interest bearing	9.2%	266,669	244,218
Savings accounts	30.7%	356,934	273,096
Certificates of deposit	8.4%	350,543	323,234

	16.5%	$1,114,654	$956,858

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine month periods ended September 30, 2010, 119,875 and 86,750 shares issuable under stock compensation plans, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the three and nine month periods ended September 30, 2009, 45,000 and 124,875 shares, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

The computation of basic and diluted EPS is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,008	$1,432	$4,900	$4,273
Undistributed earnings allocated to common stock	1,090	813	3,462	2,677

Net earnings allocated to common stock	$3,098	$2,245	$8,362	$6,950

Weighted average common shares outstanding, including shares considered participating securities	12,203	8,681	10,092	8,643
Less: Average participating securities	(28)	(11)	(31)	(14)

Weighted average shares	12,175	8,670	10,061	8,629

Basic earnings per common share	$0.25	$0.26	$0.83	$0.81

Diluted earnings per common share computation:
Net earnings allocated to common stock	$3,098	$2,245	$8,362	$6,950

Weighted average common shares outstanding for basic earnings per common share	12,175	8,670	10,061	8,629
Add: Dilutive effects of assumed exercises of stock options	5	25	9	16

Weighted average shares and dilutive potential common shares	12,180	8,695	10,070	8,645

Diluted earnings per common share	$0.25	$0.26	$0.83	$0.80

COMMON STOCK ISSUANCE

On June 18, 2010, the Corporation completed an equity offering, resulting in the issuance of 3,365,853 shares of common stock at $10.25 per share. In total, the Corporation raised proceeds of $32,128,000, net of issuance costs accrued on or prior to September 30, 2010.

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

For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At September 30, 2010, the variable rate on the subordinated debt was 1.84% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

As of September 30, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2010 and for the three and nine month periods then ended (in thousands):

	Liability Derivative
As of September 30, 2010	Balance Sheet Location	Fair Value

Interest rate contract	Accrued interest payable and other liabilities	($1,029)

	(a)	(b)	(c)	(d)	(e)
For the Three Months Ended September 30, 2010
Interest rate contract	$(61)	Interest expense – subordinated debentures	($97)	Other income	$—

For the Nine Months Ended September 30, 2010
Interest rate contract	$(213)	Interest expense – subordinated debentures	($299)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $400,000.

SUBSEQUENT EVENT

On October 14, 2010, the Corporation repaid a borrowing with the FHLB in the amount of $10 million and a rate of 5.63%. Since this borrowing had an original maturity date of March 22, 2012, the Corporation incurred a prepayment penalty of $708,000, which will be reported in earnings during the quarter ended December 31, 2010.

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, “Derivatives and Hedging (Topic 815); Scope Exception Related to Embedded Credit Derivatives.” This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. For example, the cash flows associated with a typical collateralized debt obligation are allocated first to senior tranches then to subordinated tranches as available. This results in an embedded credit derivative as the cash flows to the lower tranches are subordinated to the more senior tranches. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. In initially adopting the amendments in this update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The amendments in this update are effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010, and early adoption is permitted. The Corporation is not adopting the fair value option for its structured pooled trust preferred securities; therefore, the adoption of this update did not have a material effect on the Corporation’s results of operations or financial position.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s principal subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within the west central Pennsylvania counties of Cambria, Clearfield, Centre, Elk, Jefferson and McKean. ERIEBANK, a division of CNB Bank, provides financial services to individuals and businesses in the northwestern Pennsylvania counties of Erie and Crawford. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations are not necessarily indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is an Arizona Corporation, and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

GENERAL OVERVIEW

In September 2009, the Corporation expanded its ERIEBANK division by opening a temporary location in Meadville, Pennsylvania and construction of a full service office was completed in the second quarter of 2010. In September 2010, the Corporation expanded CNB Bank by opening a full service branch in Kylertown, Pennsylvania. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with moderate loan growth during 2010. Deposit growth was significant in 2009 and the first nine months of 2010 as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK division. Deposit growth is expected to be moderate throughout the remainder of 2010 due to the continued historically low interest rate environment and the resulting adjustments that management made to certain deposit rates in the first quarter of 2010.

While non-interest costs are expected to increase with the growth of the Corporation’s banking and consumer discount loan portfolios, these new ventures should continue to provide growth in earning assets as well as growth in relationships and enhanced non-interest income which we believe will more than offset these costs in 2010 and beyond. In addition, throughout 2009 and the first nine months of 2010, management conducted a cost management study covering all areas of non-interest expense. Cost savings as a result of this study were recognized in 2009 and the first nine months of 2010, with benefits expected to continue into subsequent periods.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in the first nine months of 2010 as compared to the first nine months of 2009 as a result of the current interest rate environment. However, management will continue to apply a disciplined approach to managing our balance sheet in these uncertain times. We have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. The Corporation’s net interest margin increased from 3.67% for the six months ended June 30, 2010 to 3.70% for the nine months ended September 30, 2010 as the Corporation continued to attract and deploy low cost core deposits and was able to actively manage the cost of its existing deposit base.

In addition, we will implement strategies intended to effectively reduce our cost of funds. Due to our continued growth, non-interest income should be enhanced in several areas including wealth and asset management income, service charges and other fees. While our business plan continues to focus on commercial lending, we also offer a full service approach to servicing the needs of high net worth individuals through our Private Banking group.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is positioned to sustain core earnings through the remainder of 2010.

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street and Consumer Protection Act” (Financial Reform) that could impact the performance of the Corporation in future periods. The Financial Reform includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000 and extending the Temporary Account Guarantee Program to December 31, 2010. Additional provisions create a Consumer Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Financial Reform, the full impact of the entire Financial Reform will not be known until the full implementation is completed, which may take more than 12 months.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $30.8 million at September 30, 2010 compared to $22.4 million at December 31, 2009. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $156.4 million or 45.2% since December 31, 2009. The increase is primarily the result of purchases of securities issued by government sponsored entities, including residential mortgage and asset backed securities, and securities issued by state and local political subdivisions. These purchases resulted from deposit growth and proceeds from the Corporation’s capital raise not reinvested in loans.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of September 30, 2010, the Corporation held two structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $1,087,000 and fair value of $230,000, one structured pooled trust preferred security rated C by Moody’s having an amortized cost of $429,000 and fair value of $37,000, and one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost and fair value of $1,145,000. Based on our evaluation of certain structured pooled trust preferred securities, the present value of the projected cash flows was not sufficient for full repayment of the amortized cost for three of the securities resulting in total impairment charges realized during the first nine months and third quarter of 2010 of $1,923,000 and $821,000, respectively. For the other pooled trust preferred security, the present value of the projected cash flows was sufficient for full repayment of amortized cost, and, therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery, other-than-temporary impairments may occur in future periods.

During the first nine months of 2010, management sold certain debt securities in an attempt to re-position a portion of its portfolio into lower risk-weighted assets. Proceeds from the sales were reinvested in other available for sale securities. Individually and in the aggregate, none of these sales resulted in the realization of a significant loss.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $37.8 million, or 5.3%, during the first nine months of 2010. Our lending is focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to increase throughout the remainder of 2010.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance. The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ended September 30, 2010	Year ending December 31, 2009	Nine months ended September 30, 2009

Balance at beginning of period	$9,795	$8,719	$8,719
Charge-offs:
Commercial, industrial, and agricultural	293	860	301
Commercial mortgages	166	381	307
Residential mortgages	184	378	292
Consumer	938	1,723	1,313
Overdraft deposit accounts	178	269	192

	1,759	3,611	2,405

Recoveries:
Commercial, industrial, and agricultural	9	2	1
Commercial mortgages	4	—	—
Residential mortgages	3	1	1
Consumer	91	75	66
Overdraft deposit accounts	88	144	119

	195	222	187

Net charge-offs	(1,564)	(3,389)	(2,218)

Provision for loan losses	2,599	4,465	2,964

Balance at end of period	$10,830	$9,795	$9,465

Loans, net of unearned discount	$752,945	$715,142	$692,528
Allowance to net loans	1.44%	1.37%	1.37%
Net charge-offs to average loans	0.29%	0.49%	0.44%
Nonperforming assets	$7,587	$13,593	$14,400
Nonperforming assets divided by total loans plus other real estate owned	1.01%	1.90%	1.32%

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

During the nine month period ended September 30, 2010, the Corporation decreased its provision for loan losses as compared to the nine month period ended September 30, 2009. The decrease was a result of reductions in net charge-offs, primarily in the consumer discount portfolio, and fewer nonperforming assets, as described in the following paragraph.

Nonperforming assets have decreased significantly from September 30, 2009 to September 30, 2010. One commercial loan, a shared national credit in which the Corporation participates, with a carrying value of $5.2 million at September 30, 2009 was placed on nonaccrual status during the third quarter of 2009. As a result of nine consecutive months of current payments and approval by the regulatory oversight body of the lead institution in the shared national credit, this loan was reinstated to accrual status during the third quarter of 2010 with no loss incurred by the Corporation. In addition, a commercial loan with a carrying value of $2.0 million at September 30, 2009 was repaid during the second quarter of 2010 and no loss was incurred by the Corporation. The specific allocation for these two loans totaled $640 thousand at September 30, 2009.

During the quarter ended September 30, 2010, the Corporation restructured two commercial loans that are considered to be troubled debt restructurings under GAAP. As of September 30, 2010, the carrying value of these loans is $9.5 million and the related provision for loan losses that was recognized was $513 thousand.

During the twelve month period ended September 30, 2010, the allowance for loan losses as a percentage of net loans increased by seven basis points from 1.37% at September 30, 2009 to 1.44% at September 30, 2010 due to reserves related to loans that do not require a specific allocation, primarily as a result of the current economic environment.

Management believes that both its 2010 provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2010.

PREMISES AND EQUIPMENT

Premises and equipment increased $767 thousand, or 3.3%, since December 31, 2009. This increase is the result of growth initiatives with the ERIEBANK division. As mentioned in the General Overview section, the Corporation completed the construction of a full service branch in Meadville, Pennsylvania in the second quarter of 2010.

BANK OWNED LIFE INSURANCE

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2010, additional BOLI of $2.5 million was purchased.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $157.8 million from $956.9 million at December 31, 2009 to $1,114.7 million at September 30, 2010. The growth in deposits was primarily due to increases in savings accounts of $83.8 million over this period as a result of the Corporation’s offering of competitive rates and growth of its ERIEBANK division. In addition, the Corporation’s non-interest bearing checking deposits increased by $24.2 million since December 31, 2009 due primarily to increases in business and consumer checking balances totaling $21.1 million.

During the first nine months of 2010, the Corporation continued to expand its business and consumer relationships in the ERIEBANK market, including the territory that is served by its new Meadville, Pennsylvania branch. In addition, a large regional bank that had a significant presence in northwestern Pennsylvania merged with another financial institution in 2009, resulting in opportunities to market the Corporation’s deposit products to potential new customers.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short- and long-term borrowings as an available funding source when deemed appropriate.

In September 2010, the Corporation repaid a $20 million FHLB borrowing that had a fixed interest rate of 4.52% and an original maturity date of January 24, 2012. The Corporation re-borrowed $20 million from FHLB at a fixed interest rate of 2.09% with a maturity date of September 17, 2015. In connection with the repayment, the Corporation incurred a prepayment penalty of $1.1 million, which will be amortized into earnings during the 5 year term of the new borrowing, resulting in an effective interest rate for the new borrowing of 3.14%.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

On June 18, 2010, the Corporation completed an equity offering, resulting in the issuance of 3,365,853 shares of common stock at $10.25 per share. In total, the Corporation raised proceeds of $32.1 million, net of issuance costs accrued on or prior to September 30, 2010. Prior to September 30, 2010, the Corporation used proceeds from the offering of approximately $9.1 million to repay long-term debt. In addition, $20.0 million was invested in CNB Bank, and the remainder was invested in CNB Securities Corporation.

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2010. Total shareholders’ equity was $117.8 million at September 30, 2010 and $69.4 million at December 31, 2009. In the first nine months of 2010, the Corporation earned $8.4 million and declared dividends of $4.9 million, a dividend payout ratio of 58.6% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet.

The Corporation’s capital ratios and book value per common share as of September 30, 2010 and December 31, 2009 are as follows:

	Sept. 30, 2010	December 31, 2009

Total risk-based capital ratio	15.90%	11.95%
Tier 1 capital ratio	14.65%	10.70%
Leverage ratio	9.01%	7.87%
Tangible common equity/tangible assets (1)	7.91%	5.08%

Book value per share	$9.64	$7.92
Tangible book value per share (1)	$8.75	$6.68

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of stockholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	Sept. 30, 2010	December 31, 2009
Shareholders’ equity	$117,777	$69,409
Less goodwill	10,821	10,821
Less other intangible assets	10	85

Tangible common equity	$106,946	$58,503

Total assets	$1,363,170	$1,161,591
Less goodwill	10,821	10,821
Less other intangible assets	10	85

Tangible assets	$1,352,339	$1,150,685

Ending shares outstanding	12,217,445	8,761,273

Tangible book value per share	$8.75	$6.68
Tangible common equity/tangible assets	7.91%	5.08%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2010 (in thousands):

Commitments to extend credit	$208,147
Standby letters of credit	22,991

$231,138

CNB FINANCIAL CORPORATION

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2010			September 30, 2009
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$7,254	1.62%	$88	$9,187	2.58%	$178
Federal funds sold and securities purchased under agreements to resell	—		—	2	0.00%	—

Securities:
Taxable (1)	374,871	3.01%	8,539	209,142	3.46%	5,698
Tax-Exempt (1,2)	62,691	5.46%	2,505	54,423	5.67%	2,273
Equity Securities (1,2)	1,620	2.14%	26	1,484	3.14%	35

Total securities	439,182	3.35%	11,070	265,049	3.89%	8,006

Loans:
Commercial (2)	256,141	5.70%	10,959	240,476	5.81%	10,486
Mortgage (2)	424,180	6.17%	19,640	392,732	6.47%	19,052
Consumer	50,058	13.02%	4,887	46,632	15.09%	5,278

Total loans (3)	730,379	6.48%	35,486	679,840	6.83%	34,816

Total earning assets	1,176,815	5.28%	$46,644	954,078	5.95%	$43,000

Non interest-bearing assets:
Cash and due from banks	34,957			32,736
Premises and equipment	23,917			23,160
Other assets	52,977			49,733
Allowance for loan losses	(10,230)			(9,151)

Total non interest-bearing assets	101,621			96,478

TOTAL ASSETS	$1,278,436			$1,050,556

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$251,864	0.74%	1,403	$241,070	0.81%	1,467
Savings	339,580	1.33%	3,378	181,996	1.69%	2,306
Time	343,258	2.08%	5,367	320,139	2.46%	5,906

Total interest-bearing deposits	934,702	1.45%	10,148	743,205	1.74%	9,679

Short-term borrowings	2,708	0.15%	3	2,192	0.24%	4
Long-term borrowings	91,816	4.60%	3,167	105,472	4.33%	3,424
Subordinated debentures	20,620	3.79%	586	20,620	4.22%	653

Total interest-bearing liabilities	1,049,846	1.77%	$13,904	871,489	2.11%	$13,760

Demand - non interest-bearing	123,834			102,622
Other liabilities	13,060			11,313

Total liabilities	1,186,740			985,424

Shareholders’ equity	91,696			65,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,278,436			$1,050,556

Interest income/Earning assets		5.28%	$46,644		5.95%	$43,000
Interest expense/Interest-bearing liabilities		1.77%	13,904		2.11%	13,760

Net interest spread		3.51%	$32,740		3.84%	$29,240

Interest income/Earning assets		5.28%	46,644		5.95%	43,000
Interest expense/Earning assets		1.58%	13,904		1.92%	13,760

Net interest margin		3.70%	$32,740		4.03%	$29,240

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $3.1 million for the third quarter of 2010 compared to $2.2 million for the same period of 2009. The earnings per diluted share were $0.25 in the third quarter of 2010 and $0.26 for the third quarter of 2009. The decrease in earnings per diluted share resulted from the additional shares that were issued during the second quarter of 2010 in connection with the Corporation’s equity offering.

The Corporation’s third quarter 2010 results of operations were negatively affected by other-than-temporary impairment charges of $821 thousand related to two structured pooled trust preferred securities. The Corporation’s third quarter 2009 results of operations were negatively affected by other-than-temporary charges of $971 thousand related to three structured pooled trust preferred securities and one private label collateralized mortgage obligation.

INTEREST INCOME AND EXPENSE

Net interest income totaled $11.3 million during the three months ended September 30, 2010, an increase of $1.8 million, or 15.8%, over the comparable period of 2009. During the three months ended September 30, 2010, the Corporation had growth in interest-bearing deposits of $16.5 million, or 1.7%; however, interest expense on deposits decreased by $28 thousand from the quarter ended June 30, 2010 to the quarter ended September 30, 2010. The Corporation’s focus on its deposit mix and active management of its deposit rates allowed the Corporation to reduce its interest expense in spite of the historically low interest rates and resulting net interest margin compression the Corporation experienced throughout the latter part of 2009 and the first nine months of 2010. In addition, the Corporation was able to successfully deploy deposit growth not reinvested in loans into its investment portfolio, resulting in an increase in interest and dividends from securities of $1.5 million, or 60.7%, from the quarter ended September 30, 2009 to the quarter ended September 30, 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $853 thousand for the three months ended September 30, 2010 compared to $1.1 million for the comparable period in 2009. Nonperforming assets decreased from $13.1 million at June 30, 2010 to $7.6 million at September 30, 2010 and net loan chargeoffs decreased from $860 thousand during the third quarter of 2009 to $438 thousand during the third quarter of 2010, resulting in the need for a lower provision for loan losses for the third quarter of 2010 than was recorded for the third quarter of 2009. Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2010. See the “Allowance for Loan Losses” section of Management’s Discussion and Analysis for a complete description of the methodology used by the Corporation to calculate the provision and allowance for loan losses.

NON-INTEREST INCOME

Non-interest income decreased $225 thousand, or 10.9%, during the three months ended September 30, 2010 as compared to the comparable period in 2009. The Corporation recorded other-than-temporary impairment charges in the third quarter of 2010 of $821 thousand, which was offset by realized gains on available-for-sale securities of $118 thousand. The Corporation recorded other-than-temporary impairment charges in the third quarter of 2009 of $971 thousand, which was offset by realized gains on available-for-sale securities of $333 thousand. In addition, the Corporation recorded unrealized gains during the three months ended September 30, 2010 and 2009 of $15 thousand and $191 thousand, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, there was a modest change in the Corporation’s non-interest income, increasing $16 thousand, or 0.6%, during the three months ended September 30, 2010 as compared to the comparable period in 2009.

NON-INTEREST EXPENSE

Non-interest expense increased $629 thousand, or 8.4%, during the three months ended September 30, 2010 compared to the comparable period in 2009. The Corporation’s insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) increased by $100 thousand, or 30.6%, for the three months ended September 30, 2010 compared to the comparable period in 2009 due to increases in the deposits on which the premium assessment is based and higher assessment rates in 2010. Salaries and benefits expenses increased $293 thousand, or 7.9%, during the three months ended September 30, 2010 compared to the comparable period in 2009 as a result of an increase in full-time equivalent employees from 277 at September 30, 2009 to 289 at September 30, 2010 as well as an increase in health care claims expense during the third quarter of 2010 compared to the third quarter of 2009.

INCOME TAX EXPENSE

Income tax expense was $1.0 million in the third quarter of 2010 as compared to $723 thousand in the third quarter of 2009, resulting in an effective tax rate of 24.9% and 24.3%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

Nine Months Ended September 30, 2010 and 2009

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $8.4 million for the nine months ended September 30, 2010 compared to $7.0 million for the same period of 2009. The earnings per diluted share were $0.83 for the nine months ended September 30, 2010 and $0.80 for the same period of 2009. The Corporation’s 2010 results of operations were negatively affected by other-than-temporary impairment charges of $1.9 million related to three structured pooled trust preferred securities. The Corporation’s 2009 results of operations were negatively affected by other-than-temporary charges of $1.2 million related to three structured pooled trust preferred securities. The return on assets and return on equity for the nine months ended September 30, 2010 were 0.88% and 12.20%, respectively, compared to 0.89% and 14.29%, respectively, for the same period of 2009.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2010, net interest income increased $3.3 million, or 11.9%, compared to the comparable period in 2009. Net interest margin on a fully tax equivalent basis was 3.70% for the nine months ended September 30, 2010, compared to 4.03% for the comparable period in 2009. Although earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment, and the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth is outpacing loan growth.

Due to significant growth in core deposits, interest-bearing liabilities have grown significantly during the last twelve months. Although interest-bearing deposits as of September 30, 2010 grew $195.7 million, or 25.1%, as compared to September 30, 2009, interest expense for the nine months ended September 30, 2010 increased only $144 thousand, or 1.0%, over the comparable period in 2009. The Corporation’s focus on deposit mix and active management of deposit rates resulted in moderation of interest expense.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $2.6 million for the nine months ended September 30, 2010 compared to $3.0 million for the comparable period in 2009. As noted in the allowance for loan loss table above, the Corporation experienced fewer charge-offs during the nine months ended September 30, 2010 compared to the comparable period in 2009. In addition, nonperforming assets have decreased from $13.6 million at December 31, 2009 to $7.6 million at September 30, 2010. These factors resulted in the need for a lower provision for loan losses for the nine months ended September 30, 2010 than was recorded for the nine months ended September 30, 2009. Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2010. See the “Allowance for Loan Losses” section of Management’s Discussion and Analysis for a complete description of the methodology used by the Corporation to calculate the provision and allowance for loan losses.

NON-INTEREST INCOME

Net securities gains realized during the nine months ended September 30, 2010 were $691 thousand, compared to net realized securities gains of $608 thousand for the comparable period in 2009. During the nine months ended September 30, 2010 and 2009, an other-than-temporary impairment charge of $1.9 million and $1.2 million, respectively, was recorded in earnings on structured pooled trust preferred securities. The Corporation’s remaining exposure in structured pooled trust preferred securities is $2.7 million at September 30, 2010.

Excluding the effects of these securities transactions, non-interest income was $7.2 million for the nine months ended September 30, 2010, compared to $7.4 million for the nine months ended September 30, 2009. Mortgage banking income decreased $410 thousand from the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010, primarily as a result of the Corporation’s decision not to sell loans in the secondary market during the second quarter of 2010.

NON-INTEREST EXPENSE

Non-interest expense increased $951 thousand, or 4.2%, during the nine months ended September 30, 2010 compared to the comparable period in 2009. Salaries and benefits expenses increased $921 thousand, or 8.6%, during the nine months ended September 30, 2010 compared to the comparable period in 2009 as a result of an increase in full-time equivalent employees from 277 at September 30, 2009 to 289 at September 30, 2010 as well as an increase in health care claims expense during the first nine months of 2010 compared to the first nine months of 2009.

Insurance premiums due to the Federal Deposit Insurance Corporation (“FDIC”) decreased by $208 thousand, or 14.8%, for the nine months ended September 30, 2010 compared to the comparable period in 2009 due to the special assessment in the amount of $475 thousand that was incurred during the quarter ended June 30, 2009. Excluding this special assessment, FDIC insurance premiums increased $267 thousand during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, as a result of increases in the deposits on which the premium assessment is based and higher assessment rates in 2010.

INCOME TAX EXPENSE

Income tax expense was $2.8 million for the nine months ended September 30, 2010 as compared to $2.3 million for the same period of 2009, resulting in an effective tax rate of 24.7% and 24.8%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

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

STATIC GAP: Static Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at September 30, 2010 was 2.48% of total earning assets compared to the Corporation’s policy guidelines of plus or minus 15.0%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Static 1-Yr. Cumulative Gap	2.48%	(0.60%)
Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	(3.48%)	(6.57%)

The interest rate sensitivity position at September 30, 2010 was asset sensitive in the short-term; whereas the Corporation was slightly liability sensitive at December 31, 2009. As the federal funds rate was at 0.25% on September 30, 2010, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in the federal funds rate of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the period ended June 30, 2010 which risk factors superseded the risk factors in our Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2006, and incorporated herein by reference.

EXHIBIT 3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

EXHIBIT 31.1	CEO Certification

EXHIBIT 31.2	Principal Financial Officer Certification

EXHIBIT 32	Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 5, 2010	/S/ JOSEPH B. BOWER, JR.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 5, 2010	/S/ CHARLES R. GUARINO
Charles R. Guarino
Treasurer
(Principal Financial Officer)