Form 10-K
period 2010-12-31
CNB FINANCIAL CORP/PA
filed 2011-03-04
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 South Second Street

P.O. Box 42

Clearfield, Pennsylvania 16830

(Address of principal executive office)

Registrant’s telephone number, including area code (814) 765-9621

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2010:

$125,552,567

The number of shares outstanding of the registrant’s common stock as of March 4, 2011:

12,267,082 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting on April 19, 2011 are incorporated by reference into Part III.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank, referred to as the Bank, and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

In addition to the Bank, the Corporation has four other subsidiaries. One of its subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is an Arizona corporation, and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

CNB Bank

The Bank was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. The Bank has 27 full service branch offices and one loan production office located in various communities in its market area. The Bank’s primary market area consists of the Pennsylvania counties of Cambria, Cameron, Clearfield, Elk, McKean and Warren. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson.

ERIEBANK, a division of CNB Bank, began operations in 2005 and provides financial services to individuals and businesses located within its market areas, which include the northwestern Pennsylvania county of Erie and the city of Meadville located in Crawford County. ERIEBANK currently has four full service branch offices in the city of Erie, Pennsylvania, and one full service branch office in the city of Meadville, Pennsylvania.

The Bank is a full service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, and time deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services. The Bank’s Wealth & Asset Management Services division offers a full range of client services.

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly owned subsidiary, Holiday Financial Services Corporation. Holiday currently has eight offices within the Corporation’s footprint. Management believes that it has made the necessary investments in experienced personnel and technology which has helped facilitate the growth of Holiday into a successful and profitable subsidiary.

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

Supervision and Regulation

The Corporation is a financial holding company and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Federal Reserve Board and the Pennsylvania Department of Banking, and the Bank is subject to the oversight of applicable federal and state banking agencies, including the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”). The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer protection laws and regulations also affect the operation of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information about us and our subsidiaries. It does not describe all of the provisions of the statutes, regulations and policies that are identified. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

Bank Holding Company Regulation

As a bank holding company, the Corporation is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and applicable regulations. For instance, the BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those “so closely related to banking” as well as certain additional activities deemed “financial in nature.” The Corporation must obtain permission from the Federal Reserve Board prior to engaging in most new business activities.

A bank holding company and its subsidiaries are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the Bank, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

The federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators have established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

Regulation of CNB Bank

CNB Bank is a Pennsylvania-chartered bank and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and the FDIC. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations, the establishment of branches, management practices, and numerous other aspects of banking operations.

Recent Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency, and will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act also includes provisions that will create a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations. With that discretion, market litigation, and continued legislative efforts, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and any future implementing rules and regulations will have on the Corporation. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from the Bank. Declaration and payment of cash dividends depends upon cash dividend payments to the Corporation by the Bank, which is our primary source of revenue and cash flow. Accordingly, the right of the Corporation, and consequently the right of our creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

As a Pennsylvania state-chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.

The payment of dividends by the Bank and the Corporation may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Capital Adequacy and Operations

Under applicable “prompt corrective action” (“PCA”) provisions, depository institutions are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized.” An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. An undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

At December 31, 2010, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank received a CRA rating of “Satisfactory” at its most current CRA exam.

Restrictions on Transactions with Affiliates and Insiders

The Bank and Corporation also are subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act, and their implementing Regulation W, issued by the Federal Reserve Board. Section 23A requires that loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), the acceptance of securities issued by an affiliate as collateral and the issuance of a guarantee, acceptance of letters of credit on behalf of an affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets to an affiliate and the payment of money or the furnishing of services to an affiliate, be on terms comparable to those prevailing for similar transactions with non-affiliates.

The Bank and Corporation are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and their implementing Regulation O issued by the Federal Reserve Board. These provisions impose limitations on loans and extensions of credit from the bank to its executive officers, directors and principal shareholders and their related interests. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements.

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act has permanently increased the standard maximum deposit insurance amount (“SMDIA”) to $250,000 per depositor per insured depository institution, retroactive to January 1, 2008, and qualifying non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

Other Federal Laws and Regulations

State usury and other credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank is also subject to lending limits on loans to one borrower and regulatory guidance on concentrations of credit. The Bank’s loans and other products and services are also subject to numerous federal and state laws, including, but not limited to, the following:

•	Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•	Truth-in-Savings Act, which governs disclosures of the terms of deposit accounts to consumers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to regulators to enable determinations as to whether financial institutions are fulfilling their obligations to meet the home lending needs of the communities they serve and not discriminating in their lending practices;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, gender or other prohibited factors in extending credit;

•

Real Estate Settlement Procedures Act, which imposes requirements relating to real estate settlements, including requiring lenders to disclose certain information regarding the nature and cost of real estate settlement services;

•	Fair Credit Reporting Act, covering numerous areas relating to certain types of consumer information and identity theft;

•

Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require that financial institutions provide privacy policies to consumers, to allow customers to “opt out” of certain sharing of their nonpublic personal information, and to safeguard sensitive and confidential customer information.

•	Electronic Fund Transfer Act, which is a consumer protection law regarding electronic fund transfers;

•

The Bank Secrecy Act and USA Patriot Act, which require financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism; and

•	Numerous other federal and state laws and regulations, including those related to consumer protection and bank operations.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, including publicly held financial holding companies such as the Corporation. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.

Governmental Policies

Our earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on our business and earnings.

Other Legislative Initiatives

Proposals may be introduced in the United States Congress, in the Pennsylvania Legislature, and/or by various bank regulatory authorities that could alter the powers of, and restrictions on, different types of banking organizations and which could restructure part or all of the existing regulatory framework for banks, bank and financial holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on our business and earnings.

Employees

As of December 31, 2010, the Corporation had a total of 304 employees of which 261 were full time and 43 were part time.

Executive Officers

The Corporation’s executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	47

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; previously, Secretary, CNB Financial Corporation, since 2003; Executive Vice President and Chief Operating Officer, CNB Bank, since 2003; and previously Chief Financial Officer, CNB Bank, since 1997.

Mark D. Breakey	52	Executive Vice President and Credit Risk Manager, CNB Bank, since 2004; and previously Senior Loan Officer, CNB Bank, since 1995.

Richard L. Greslick, Jr.	34

Senior Vice President/Administration and Secretary, CNB Financial Corporation, since July 28, 2010; previously, Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation, since 2003.

Charles R. Guarino	48

Treasurer, Principal Financial Officer and Principal Accounting Officer, CNB Financial Corporation, since April 2006; Chief Financial Officer, CNB Bank, since 2004; and previously a Certified Public Accountant in public practice.

Richard L. Sloppy	60	Executive Vice President and Senior Loan Officer, CNB Bank, since 2004; and previously Vice President Commercial Banking, CNB Bank, since 1998.

Vincent C. Turiano	60

Senior Vice President/Operations, CNB Bank, since November 25, 2009; previously Financial Consultant for RBC Wealth Management (formerly Ferris, Baker Watts, Inc.) since 2006; and previously Executive Vice President of Omega Bank and Omega Financial Corporation.

Officers are elected annually at the reorganization meeting of the Board of Directors. There are no arrangements or understandings between any officer and any other persons pursuant to which he was selected as an officer.

Available Information

The Corporation makes available free of charge on its website (www.bankcnb.com) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Information on the Corporation’s website is not incorporated by reference into this report.

Shareholders may obtain a copy of the Corporation’s Annual Report on Form 10-K free of charge by writing to: CNB Financial Corporation, 1 South Second Street, PO Box 42, Clearfield, PA 16830, Attn: Shareholder Relations.

Statistical Disclosure

The following tables set forth statistical information relating to the Corporation and its wholly owned subsidiaries. The tables should be read in conjunction with the consolidated financial statements of the Corporation.

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Interest-bearing deposits with banks	$8,680	1.44%	$125	$9,088	2.37%	$215	$7,875	5.45%	$429
Federal funds sold and securities purchased under agreements to resell	-		-	2	0.00%	0	13,341	2.56%	342
Securities:
Taxable (1)	383,373	3.02%	11,603	223,814	3.29%	7,687	157,185	4.53%	7,419
Tax-Exempt (1, 2)	69,033	5.28%	3,572	55,642	5.60%	3,057	31,809	6.54%	2,053
Equity Securities (1, 2)	1,607	2.30%	37	1,502	2.89%	44	5,732	6.24%	296

Total Securities	454,013	3.35%	15,212	280,958	3.86%	10,788	194,726	4.88%	9,768

Loans
Commercial (2)	258,550	5.62%	14,542	242,719	5.82%	14,129	241,648	6.48%	15,663
Mortgage (2)	431,599	6.14%	26,514	396,017	6.41%	25,387	357,583	6.98%	24,961
Consumer	51,565	12.81%	6,605	47,702	14.57%	6,952	47,605	15.09%	7,182

Total Loans (3)	741,714	6.43%	47,661	686,438	6.77%	46,468	646,836	7.39%	47,806

Total earning assets	1,204,407	5.23%	$62,998	976,486	5.89%	$57,471	862,778	6.72%	$58,345

Non Interest Earning Assets
Cash & Due From Banks	33,885			33,237			29,815
Premises & Equipment	23,969			23,004			22,425
Other Assets	53,867			49,640			41,805
Allowance for Loan Losses	(10,443)			(9,320)			(7,508)

Total Non Interest Earning Assets	101,278			96,561			86,537

Total Assets	$1,305,685			$1,073,047			$949,315

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$258,826	0.75%	$1,954	$241,505	0.79%	$1,904	$207,293	1.42%	$2,947
Savings	346,346	1.29%	4,464	201,827	1.70%	3,434	98,463	1.96%	1,928
Time	349,401	2.04%	7,140	320,477	2.42%	7,753	349,544	2.88%	10,081

Total interest-bearing deposits	954,573	1.42%	13,558	763,809	1.71%	13,091	655,300	2.28%	14,956
Short-term borrowings	5,282	0.15%	8	1,961	0.20%	4	961	1.25%	12
Long-term borrowings	87,336	5.39%	4,708	104,107	4.34%	4,523	101,613	4.52%	4,597
Subordinated Debentures	20,620	3.79%	782	20,620	4.12%	850	20,620	4.94%	1,018

Total interest-bearing liabilities	1,067,811	1.78%	$19,056	890,497	2.07%	$18,468	778,494	2.64%	$20,583

Demand – non-interest-bearing	127,287			104,773			97,578
Other liabilities	13,203			11,568			6,774

Total Liabilities	1,208,301			1,006,838			882,846
Shareholders’ Equity	97,384			66,209			66,469

Total Liabilities and Shareholders’ Equity	$1,305,685			$1,073,047			$949,315

Interest Income/Earning Assets		5.23%	$62,998		5.89%	$57,471		6.72%	$58,345
Interest Expense/Interest Bearing Liabilities		1.78%	19,056		2.07%	18,468		2.64%	20,583

Net Interest Spread		3.45%	$43,942		3.82%	$39,003		4.08%	$37,762

Interest Income/Earning Assets		5.23%	$62,998		5.89%	$57,471		6.72%	$58,345
Interest Expense/Earning Assets		1.58%	19,056		1.89%	18,468		2.39%	20,583

Net Interest Margin		3.65%	$43,942		4.00%	$39,003		4.33%	$37,762

(1)

Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%.
(3)

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2010 over (under) 2009 Due to Change In (1)			For Twelve Months Ended December 31, 2009 over (under) 2008 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Interest-Bearing Deposits with Banks	$(10)	$(80)	$(90)	$66	$(280)	$(214)
Federal Funds Sold and securities purchased under agreements to resell	-	-	-	(342)	-	(342)
Securities:
Taxable	4,951	(1,035)	3,916	4,700	(4,432)	268
Tax-Exempt (2)	736	(221)	515	1,649	(645)	1,004
Equity Securities (2)	2	(9)	(7)	(211)	(41)	(252)

Total Securities	5,689	(1,265)	4,424	6,138	(5,118)	1,020
Loans
Commercial (2)	922	(509)	413	69	(1,603)	(1,534)
Mortgage (2)	2,281	(1,154)	1,127	2,683	(2,257)	426
Consumer	563	(910)	(347)	15	(245)	(230)

Total Loans (3)	3,766	(2,573)	1,193	2,767	(4,105)	(1,338)

Total Earning Assets	$9,445	$(3,918)	$5,527	$8,629	$(9,503)	$(874)

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – Interest-Bearing	$137	$(87)	$50	$486	$(1,529)	$(1,043)
Savings	2,459	(1,429)	1,030	2,024	(518)	1,506
Time	700	(1,313)	(613)	(838)	(1,490)	(2,328)

Total Interest-Bearing Deposits	3,295	(2,828)	467	1,672	(3,537)	(1,865)
Short-Term Borrowings	7	(3)	4	12	(20)	(8)
Long-Term Borrowings	(729)	914	185	113	(187)	(74)
Subordinated debentures	-	(68)	(68)	0	(168)	(168)

Total Interest-Bearing Liabilities	$2,573	$(1,985)	$588	$1,797	$(3,912)	$(2,115)

Change in Net Interest Income	$6,872	$(1,933)	$4,939	$6,832	$(5,591)	$1,241

1.	The change in interest due to both volume and rate have been allocated entirely to rate changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
3.	Included in loan interest income is $1,835, $1,774 and $1,806 of fees for the years ending 2010, 2009 and 2008, respectively.

Securities
(Dollars In Thousands)	December 31, 2010				December 31, 2009				December 31, 2008
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$8,139	$66	$ -	$8,205	$10,288	$5	$ (24)	$10,269	$10,059	$257	$ -	$10,316
U.S. Government Sponsored Entities	104,328	2,016	(403)	105,941	107,615	94	(748)	106,961	40,779	486	(1)	41,264
State and Political Subdivisions	117,928	1,011	(2,528)	116,411	55,710	991	(140)	56,561	54,467	667	(719)	54,415
Residential mortgage and asset backed	221,304	2,364	(1,249)	222,419	144,878	1,188	(666)	145,400	104,664	580	(1,357)	103,887
Corporate notes and bonds	14,347	-	(3,596)	10,751	18,713	-	(5,082)	13,631	28,694	31	(6,032)	22,693
Pooled trust preferred	2,190	12	(910)	1,292	4,594	-	(2,685)	1,909	7,080	37	(4,038)	3,079
Pooled SBA	33,788	266	(92)	33,962	8,894	102	(7)	8,989	-	-	-	-
Other securities	1,670	26	-	1,696	1,670	28	(3)	1,695	1,670	-	(35)	1,635

	$503,694	$5,761	$(8,778)	$500,677	$352,362	$2,408	$(9,355)	$345,415	$247,413	$2,058	$(12,182)	$237,289

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2010

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligations and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale
U.S. Treasury	$4,091	0.91%	$4,114	1.29%
U.S. Government Sponsored Entities	23,490	2.13%	28,513	2.36%	$46,145	3.67%	$7,793	4.09%
State and Political Subdivisions	2,603	4.62%	16,415	4.52%	57,462	5.04%	39,931	5.71%
Corporate notes and bonds			992	2.27%			9,759	3.03%
Pooled trust preferred							1,292	2.06%
Pooled SBA			4,996	4.15%	22,978	3.32%	5,988	3.55%
Residential mortgage and asset backed									$222,419	2.96%

TOTAL	$30,184	2.18%	$55,030	3.08%	$126,585	4.43%	$64,763	4.84%	$222,419	2.96%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%. The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2010	2009	2008	2007	2006
Commercial, industrial and agricultural	$257,491	$239,966	$227,141	$217,651	$214,339
Commercial mortgages	212,878	193,632	210,080	176,470	160,159
Residential real estate	266,604	226,931	179,420	160,585	143,453
Consumer	53,202	54,854	57,241	46,112	27,855
Credit cards	2,870	2,248	1,411	1,535	1,675
Overdrafts	3,964	391	859	1,188	465

Gross loans	797,009	718,022	676,152	603,541	547,946
Less: unearned income	2,447	2,880	4,596	3,853	926

Total loans net of unearned	$794,562	$715,142	$671,556	$599,688	$547,020

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2010
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$112,952	$61,861	$23,061	$197,874
Loans With Floating Interest Rate	13,467	21,640	24,510	59,617

	$126,419	$83,501	$47,571	$257,491

C. RISK ELEMENTS

	2010	2009	2008	2007	2006
Loans on non-accrual basis	$11,926	$12,757	$3,046	$1,979	$1,619
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	889	584	533	395	128
Troubled debt restructurings	1,714	-	-	-	-

	$14,529	$13,341	$3,579	$2,374	$1,747

Interest income recorded on the non-accrual loans for the year ended December 31, 2010 was $383. Additional interest income which would have been recorded on these loans had they been on accrual status was $492.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2010, there were $12,503 in special mention loans, $45,699 in substandard loans, and $125 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2010	2009	2008	2007	2006

Balance at beginning of Period	$9,795	$8,719	$6,773	$6,086	$5,603
Charge-Offs:
Commercial, industrial and agricultural	543	860	33	39	-
Commercial mortgages	2,061	381	178	28	144
Residential real estate	211	378	330	180	203
Consumer	1,223	1,622	1,123	322	348
Credit cards	94	101	46	95	124
Overdrafts	239	269	334	346	272

	4,371	3,611	2,044	1,010	1,091
Recoveries:
Commercial, industrial and agricultural	11	2	2	-	3
Commercial mortgages	3	-	-	-	3
Residential real estate	2	1	6	12	4
Consumer	100	62	72	67	78
Credit cards	10	13	12	24	22
Overdrafts	112	144	111	82	93

	238	222	203	185	203
Net charge-offs	(4,133)	(3,389)	(1,841)	(825)	(888)
Provision for loan losses	5,158	4,465	3,787	1,512	1,371

Balance at end of period	$10,820	$9,795	$8,719	$6,773	$6,086

Percentage of net charge-offs during the period to average loans outstanding	0.56%	0.49%	0.28%	0.14%	0.17%

The provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the present loan portfolio. Management’s judgment is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic condition on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2010		2009		2008		2007		2006
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$3,517	32.31%	$2,790	33.42%	$2,660	33.59%	$2,253	36.06%	$2,553	39.12%
Commercial mortgages	3,511	26.71%	3,291	26.97%	2,836	31.07%	1,915	29.24%	2,066	29.23%
Residential real estate	1,916	33.45%	1,583	31.61%	1,273	26.54%	1,012	26.61%	646	26.18%
Consumer	1,561	6.68%	1,751	7.64%	1,589	8.47%	1,196	7.64%	551	5.08%
Credit Cards	96	0.35%	85	0.31%	82	0.20%	91	0.25%	66	0.31%
Overdrafts	219	0.50%	295	0.05%	279	0.13%	306	0.20%	199	0.08%
Unallocated	-	0.00%	-	0.00%	-	0.00%	-	0.00%	5	0.00%

Total	$10,820	100.00%	$9,795	100.00%	$8,719	100.00%	$6,773	100.00%	$6,086	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience. The total of these reserves is deemed “allocated” while the remaining balance is “unallocated”.

Analysis of the Allowance for Loan Losses

The unallocated component of the allowance for loan losses has been eliminated beginning in 2007 as management has refined its methodology for monitoring and measuring credit risk. In 2010, 2009, 2008, and 2007, additional individual loans were subject to specific review, resulting in an increase in specific allowance allocations. In addition, consideration of current economic risk factors were applied to individual pools of homogeneous loans. In prior years, economic risk factors were applied to the portfolio of loans as a whole and were reflected as unallocated.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2010		2009		2008
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate

Demand – Non Interest Bearing	$127,287		$104,773		$97,578
Demand – Interest Bearing	258,826	0.75%	241,505	0.79%	207,293	1.42%
Savings Deposits	346,346	1.29%	201,827	1.70%	98,463	1.96%
Time Deposits	349,401	2.04%	320,477	2.42%	349,544	2.88%

TOTAL	$1,081,860		$868,582		$752,878

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2010 (Dollars In Thousands)
Maturing in:
Three months or less	$39,363
Greater than three months and through twelve months	36,365
Greater than one year and through three years	79,942
Greater than three years	9,956

$165,626

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2010	2009	2008
Return on average assets	0.87%	0.79%	0.55%
Return on average equity	11.62%	12.86%	7.88%
Dividend payout ratio	61.27%	67.27%	105.53%
Average equity to average assets ratio	7.46%	6.17%	7.00%

ITEM 1A.  RISK FACTORS

The Corporation’s financial condition and results of operations are subject to various risks inherent in the its business. The material risks and uncertainties that management believes affect the Corporation are described below. If any of these risks actually occur, the Corporation’s business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Difficult market conditions have adversely affected the banking and financial services industry and the Corporation’s business, and a continuation of these conditions could adversely affect its financial condition and results of operations.

Dramatic declines in the national housing market since 2008, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Corporation’s business, financial condition and results of operations. In particular, the Corporation may face the following risks in connection with these events:

—

The Corporation expects to face increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

—

Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.

—	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
—

The Corporation’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

—	Competition in banking and financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
—

The Bank may be required to pay significantly higher premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Bank’s allowance for loan losses may not be adequate to cover loan losses which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank are secured, but some loans are unsecured based upon management’s evaluation of the creditworthiness of the borrowers. With respect to secured loans, the collateral securing the repayment of these loans principally includes a wide variety of real estate, and to a lesser extent personal property, either of which may be insufficient to cover the obligations owed under such loans.

Collateral values and the financial performance of borrowers may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates and debt service levels, changes in oil and gas prices, changes in monetary and fiscal policies of the federal government, widespread disease, terrorist activity, environmental contamination and other external events, which are beyond the control of the Bank. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards might create the impression that a loan is adequately collateralized when in fact it is not. Although the Bank may acquire any real estate or other assets that secure defaulted loans through foreclosures or other similar remedies, the amounts owed under the defaulted loans may exceed the value of the assets acquired.

The allowance for loan losses is subject to a formal analysis by the credit administrator of CNB using a methodology whereby loan pools are segregated into special mention, substandard, doubtful and unclassified categories and the pools are evaluated based on historical loss factors. The Bank monitors delinquencies and losses on a monthly basis. The Bank has adopted underwriting and credit monitoring policies and procedures, including the review of borrower financial statements and collateral appraisals, which management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower non-performance and the value of available collateral. The Bank also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Loan Committee of the Corporation’s Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Interest rate volatility could significantly reduce the Corporation’s profitability.

The Corporation’s earnings largely depend on the relationship between the yield on its earning assets, primarily loans and investment securities, and the cost of funds, primarily deposits and borrowings. This relationship, commonly known as the net interest margin, is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates, and the volume and mix of the Bank’s interest earning assets and interest bearing liabilities.

Interest rate risk can be defined as the sensitivity of net interest income and of the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. The Corporation is subject to interest rate risk to the degree that its interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than its interest earning assets. Changes in interest rates will affect the levels of income and expense recorded on a large portion of the Bank’s assets and liabilities, and fluctuations in interest rates will impact the market value of all interest sensitive assets. Significant fluctuations in interest rates could have a material adverse impact on the Corporation’s business, financial condition, results of operations, or liquidity.

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2010, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

The Corporation cannot assure you that recent actions by governmental agencies and regulators, as well as recently enacted legislation, will stabilize the U.S. financial system, and new legislation may significantly affect the Corporation’s financial condition.

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

The Corporation cannot predict the actual impact, if any, that new legislation or other governmental initiatives will have on the economy or the financial markets, or whether any impact will be positive or negative. The failure of legislation or other initiatives to stabilize the financial markets could weaken public confidence in financial institutions and have a substantial and material adverse effect on the Corporation’s business, financial condition, results of operations, access to credit, or the trading price of our common stock. Additionally, compliance with such initiatives may increase the Corporation’s costs and limit its ability to pursue business opportunities, and participation in specific programs may subject it to additional restrictions. Further, it may be required to pay significantly higher FDIC premiums in the future if market developments which have significantly depleted the FDIC insurance fund and reduced the ratio of reserves to insured deposits continue.

The Bank’s loans are principally concentrated in certain areas of Pennsylvania, and adverse economic conditions in those markets could adversely affect the Corporation’s business, financial condition and results of operations.

The Corporation’s success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in northwest and central Pennsylvania, the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in the northwest and central areas of Pennsylvania, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

Since 2008, the financial and capital marketplaces have been affected by significant disruption and volatility. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. These disruptions have been exacerbated by the continued decline of the real estate housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and has led to a significant credit and liquidity crisis. In addition, the significant decline in economic growth, both nationally and globally, led to a national economy in deep recession. The Bank is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the real estate market. While the Bank’s loan portfolio has not shown significant signs of credit quality deterioration to the extent of national markets, we cannot assure you that these conditions will continue. An economic recession in the markets served by the Bank, and the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

The Corporation’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk, and declines in value in its investment securities portfolio may require it to record other- than- temporary impairment charges that could have a material adverse effect on its results of operations and financial condition.

The Corporation’s investment securities portfolio has risks beyond its control that can significantly influence the portfolio’s fair value. These factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and continued instability in the credit markets. Recent lack of market activity with respect to certain of the securities has, in certain circumstances, required the Corporation to base its fair market valuation on unobservable inputs. The Corporation has engaged valuation experts to price these certain securities using proprietary models, which incorporate assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums. Any change in current accounting principles or interpretations of these principles could impact the Corporation’s assessment of fair value and thus its determination of other-than-temporary impairment of the securities in its investment securities portfolio.

The Bank may be required to record other-than-temporary impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private label mortgage-backed securities, lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect the Bank’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on the Corporation’s results of operations and financial condition.

The Corporation’s business and that of the Bank is highly regulated and impacted by monetary policy, limiting the manner in which the Corporation and the Bank may conduct business and obtain financing, and modifications to the existing regulatory framework under which the Corporation operates could have a material adverse effect on its business, financial condition, results of operations or liquidity.

As a financial holding company and state-chartered financial institution, respectively, the Corporation and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation and the Bank conduct business, undertake new investments and activities, and obtain financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit shareholders. These laws and regulations may sometimes impose significant limitations on the Corporation’s operations. These regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

The nature, extent, and timing of the adoption of significant new laws and regulations, including laws currently proposed in the U.S. Congress, or changes in or repeal of existing laws and regulations, or specific actions of our regulators, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Furthermore, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit risk and interest rate risk conditions for the Bank and the Corporation, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Compliance with the Recently Enacted Dodd-Frank Act Will Increase Our Regulatory Compliance Burdens, and May Increase Our Operating Costs and/or Adversely Impact Our Earnings and/or Capital Ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal Consumer Financial Protection Bureau (“CFPB”), tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized and/or issued in proposed form, many have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

The Dodd-Frank Act and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and/or our ability to conduct business.

The Corporation relies on its management and other key personnel, and the loss of any of them may adversely affect its operations.

The Corporation is and will continue to be dependent upon the services of its executive management team. In addition, it will continue to depend on its ability to retain and recruit key client relationship managers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on its business and financial condition.

Strong competition within the Corporation’s markets may have a material adverse impact on its profitability.

The Corporation competes with an ever-increasing array of financial service providers. As noted above, as a financial holding company and state-chartered financial institution, respectively, the Corporation and the Bank are subject to extensive regulation and supervision, including, in many cases, regulations that limit the type and scope of activities. The non-bank financial service providers that compete with the Corporation and the Bank may not be subject to such extensive regulation, supervision, and tax burden. Competition from nationwide banks, as well as local institutions, is strong in the Corporation’s markets.

The financial services industry is undergoing rapid technological change. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Furthermore, technological advances are likely to intensify competition by enabling more companies to provide financial resources. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to develop new technology driven products and services, or be successful in marketing these products to its customers. Many of its competitors have far greater resources to invest in technology.

Regional, national and international competitors have far greater assets and capitalization than the Corporation has and they have greater access to capital markets and can offer a broader array of financial services than it can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, “Competition” herein.

Non-compliance with applicable laws and/or regulations, including the Bank Secrecy Act and USA Patriot Act, may adversely affect the Corporation’s operations and its financial results and could result in significant fines or sanctions.

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on the Corporation’s banking and nonbanking subsidiaries if they determine, upon examination or otherwise, that it has violated laws or regulations with which it or its subsidiaries must comply, or that weaknesses or failures exist with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include, among other things, civil money penalties and orders to take certain actions or to refrain from certain actions. The imposition of regulatory sanctions, including any monetary penalties, may have a material impact on the

Corporation’s financial condition and results of operations, damage its reputation, and/or cause it to lose its financial holding company status. In addition, compliance with any such action could distract management’s attention from the Corporation’s operations, cause the Corporation to incur significant expenses, restrict it from engaging in potentially profitable activities, and limit its ability to raise capital.

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

Non-compliance with laws and regulations such as these could result in significant fines or sanctions. These particular laws and regulations have significant implications for all financial institutions, establish new crimes and penalties, and require the federal banking agencies, in reviewing merger and acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering and terrorist activities. Even inadvertent non-compliance and technical failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on the Corporation’s business, financial condition, results of operations or liquidity.

The Corporation is exposed to a variety of operational risks that could result in significant financial losses.

The Corporation is exposed to many types of operational risk, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Corporation’s ability to attract and keep customers and can expose the Corporation to litigation and regulatory action.

Given the volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Corporation’s necessary dependence upon automated systems to record and process transaction volumes may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Corporation may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses, computer hacking or electrical or telecommunication outages), which may give rise to disruption of service to customers and to financial loss or liability. The Corporation is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as the Corporation is) and to the risk that the Corporation’s (or our vendors’) business continuity and data security systems prove to be inadequate.

The Corporation regularly assesses the level of operational risk throughout the organization and has established systems of internal controls that provide for timely and accurate information. Testing of the operating effectiveness of these control systems is performed regularly. While not providing absolute assurance, these systems of internal controls have been designed to manage operational risks at appropriate, cost-effective levels. Procedures exist that are designed to ensure policies relating to conduct, ethics, and business practices are followed. From time to time losses from operational risk may occur, including the effects of operational errors. Such losses are recorded as non-interest expense.

While the Corporation continually monitors and improves its system of internal controls, data processing systems, and corporate-wide risk management processes and procedures, it cannot assure you that future losses arising from operational risk will not occur and have a material impact on its business, financial condition, results of operations, or liquidity.

The Corporation may not be able to meet its cash flow needs on a timely basis at a reasonable cost, and the Corporation’s cost of funds for banking operations may significantly increase as a result of general economic conditions, interest rates and competitive pressures.

Liquidity is the ability to meet cash flow obligations as they come due and cash flow needs on a timely basis and at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit and borrowing liabilities as they become due, or are demanded by customers and creditors. Many factors affect the Bank’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and standing in the marketplace, and general economic conditions.

The Bank’s primary source of funding is retail deposits, gathered throughout its network of banking offices. Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank of Pittsburgh, or FHLB, of which the Bank is a member, and other lenders to meet funding obligations. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

Management and the Board of Directors of CNB, through its Asset/Liability Committee, or the ALCO, monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

Changes in economic conditions, including consumer savings habits and availability of or access to capital, could potentially have a significant impact on the Bank’s liquidity position, which in turn could materially impact the Corporation’s financial condition, results of operations and cash flows.

Recent levels of market volatility remain elevated, which may have a material adverse effect on the Corporation’s ability to access capital and on the Corporation’s business, financial condition and results of operations.

The capital and credit markets have been experiencing volatility and disruption since early 2008. In the fourth quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If the current recovery stalls and current levels of market disruption and volatility continue or worsen, the Corporation cannot assure you that the Corporation will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

A substantial decline in the value of the Bank’s FHLB common stock may adversely affect the Corporation’s results of operations, liquidity and financial condition.

As a requirement of membership in the FHLB of Pittsburgh, the Bank must own a minimum required amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. Borrowings from the FHLB represent the Bank’s primary source of short-term and long-term wholesale funding.

In an extreme situation, it is possible that the capitalization of a FHLB, including FHLB of Pittsburgh, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the Bank’s FHLB common stock, the Corporation’s management believes that there is a risk that the Corporation’s investment could be deemed impaired at some time in the future. If this occurs, it may adversely affect the Corporation’s results of operations and financial condition.

In addition, if the capitalization of FHLB of Pittsburgh is substantially diminished, the Bank’s liquidity may be adversely impaired if it is not able to obtain alternative sources of funding.

There are 12 banks of the FHLB, including Pittsburgh. To conserve capital, some FHLB banks are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that member banks hold. The 12 FHLB banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB bank cannot meet its obligations to pay its share of the system’s debt, other FHLB banks can be called upon to make the payment. The Corporation cannot assure you, however, that the FHLB system will be able to meet these obligations.

The Bank could be held responsible for environmental liabilities relating to properties acquired through foreclosure, resulting in significant financial loss.

In the event the Bank forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during its ownership or after a sale to a third party. The Corporation cannot assure you that the Bank would not incur full recourse liability for the entire cost of any removal and cleanup on an acquired property, that the cost of removal and cleanup would not exceed the value of the property, or that the Bank could recover any of the costs from any third party. Losses arising from environmental liabilities could have a material adverse impact on the Corporation’s business, financial condition, results of operations, or liquidity.

Federal and state governments could pass legislation responsive to current credit conditions which could cause the Corporation to experience higher credit losses.

The Corporation could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Corporation could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible. The Corporation cannot assure you that future legislation will not significantly and adversely impact its ability to collect on its current loans or foreclose on collateral.

The preparation of the Corporation’s financial statements requires the use of estimates that could significantly vary from actual results, which could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. For example, one of these significant estimates is the allowance for loan losses. Due to the inherent nature of estimates, the Corporation cannot provide absolute assurance that it will not significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the provided allowance, which could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

The Corporation’s financial results may be subject to the impact of changes in accounting standards or interpretation in new or existing standards.

From time to time the Financial Accounting Standards Board, or FASB, and the SEC change accounting regulations and reporting standards that govern the preparation of the Corporation’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of the Corporation’s control and may have a material impact on its financial statements.

The Corporation’s information technology systems may be vulnerable to attack or other technological failures, exposing it to significant loss.

The Corporation depends upon data processing software, communication and information exchange on a variety of computing platforms and networks including the Internet. Despite instituted safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to electronic attack or other technological difficulties or failures. The Corporation also relies on the services of a variety of third party vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers, suffer loss of business and suffer loss of reputation in its marketplace. Any of these results could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Customer information may be obtained and used fraudulently, which may negatively impact the Corporation’s reputation and customer base, cause increased regulatory scrutiny and expose the Corporation to litigation.

Risk of theft of customer information resulting from security breaches by third parties exposes the Corporation to reputation risk and potential monetary loss. CNB has exposure to fraudulent use of its customers’ personal information resulting from its general business operations and through customer use of financial instruments such as debit cards. While CNB has policies and procedures designed to prevent or limit the effect of this risk, the Corporation cannot assure you that any such security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any security breaches could damage CNB’s reputation, result in a loss of customer business, subject CNB to additional regulatory scrutiny, or expose CNB to civil litigation and possible financial liability, any of which could have a material adverse effect on CNB’s financial condition and results of operations.

The soundness of other financial institutions with which the Corporation does business could adversely affect the Corporation’s business, financial condition or results of operations.

The financial services industry and the securities markets have been materially adversely affected by significant declines in values of almost all asset classes and by a lack of liquidity in the capital and credit markets. Financial institutions specifically have been subject to increased volatility and an overall loss in investor confidence.

Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. The Corporation routinely executes transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives and hedging transactions. In addition, the Corporation invests in securities or loans originated or issued by financial institutions or supported by the loans they originate. Many of these transactions expose the Corporation to credit or investment risk in the event of default by the Corporation’s counterparty. In addition, the Corporation’s credit risk may be exacerbated if the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to the Corporation. The Corporation could incur losses to its securities portfolio as a result of these issues. These types of losses may have a material adverse effect on the Corporation’s business, financial condition or results of operation.

Some provisions contained in the Corporation’s articles of incorporation and its bylaws and under Pennsylvania law could deter a takeover attempt or delay changes in control or management of the Corporation.

Certain anti-takeover provisions of the Pennsylvania Business Corporation Law of 1988, as amended, apply to Pennsylvania registered corporations (e.g., publicly traded companies) including, but not limited to, those relating to (1) control share acquisitions, (2) disgorgement of profits by certain controlling persons, (3) business combination transactions with interested shareholders, and (4) the rights of shareholders to demand fair value for their stock following a control transaction. Pennsylvania law permits corporations to opt-out of these anti-takeover provisions, but the Corporation has not done so. Such provisions could have the effect of deterring takeovers or delaying changes in control or management of the Corporation. Additionally, such provisions could limit the price that some investors might be willing to pay in the future for shares of the Corporation’s common stock.

For example, the Corporation’s amended and restated articles of incorporation require the affirmative vote of 66% of the outstanding shares entitled to vote to effect a business combination. In addition, the Corporation’s amended and restated articles of incorporation, subject to the limitations prescribed in such articles and subject to limitations prescribed by Pennsylvania law, authorize the Corporation’s board of directors, from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in one or more series, and to fix the designation, powers, preferences and other rights of the shares and to fix the qualifications, limitations and restrictions thereof. As a result of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the board of directors could adversely affect the voting power and other rights of the holders of common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could discourage any attempt to obtain control of CNB.

The Corporation’s bylaws, as amended and restated, provide for the division of the Corporation’s board of directors into three classes of directors, with each serving staggered terms. In addition, any amendment to the Corporation’s bylaws must be approved by the affirmative vote of a majority of the votes cast by all shareholders entitled to vote thereon and, if any shareholders are entitled to vote thereon as a class, upon receiving the affirmative vote of a majority of the votes cast by the shareholders entitled to vote as a class.

Any of the foregoing provisions may have the effect of deterring takeovers or delaying changes in control or management of the Corporation.

The price of the Corporation’s common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The price of the Corporation’s common stock on the NASDAQ constantly changes. The Corporation expects that the market price of its common stock will continue to fluctuate, and the Corporation cannot give you any assurances regarding any trends in the market prices for its common stock.

The Corporation’s stock price may fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include the Corporation’s:

•	past and future dividend practice;
•	financial condition, performance, creditworthiness and prospects;
•	quarterly variations in the Corporation’s operating results or the quality of the Corporation’s assets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to the Corporation’s future financial performance;
•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Corporation or its competitors;
•	the operating and securities price performance of other companies that investors believe are comparable to the Corporation;
•	future sales of the Corporation’s equity or equity-related securities;
•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

The Corporation’s ability to pay dividends is limited by law and regulations.

The future declaration of dividends by the Corporation’s Board of Directors will depend on a number of factors, including capital requirements, regulatory limitations, the Corporation’s operating results and financial condition and general economic conditions. The Corporation’s ability to pay dividends depends primarily on the receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on retained earnings, imposed by bank regulatory agencies. The ability of the Bank to pay dividends is also subject to financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. The Corporation cannot assure you that the Bank will be able to pay dividends to CNB in the future. The Corporation may decide to limit the payment of dividends even when the Corporation have the legal ability to pay them in order to retain earnings for use in the Corporation’s business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 27 full-service offices and one loan production office. Of these 28 offices, 21 are owned and seven are leased from independent owners. Holiday Financial Services Corporation has eight full-service offices of which six are leased from independent owners and two are leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 4.  [REMOVED AND RESERVED]

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2010, the approximate number of shareholders of record of the Corporation’s common stock was 3,520.

Price Range of Common Stock

	2010		2009
	High	Low	High	Low
First quarter	$18.99	$14.70	$11.48	$8.32
Second quarter	16.50	10.53	15.82	9.51
Third quarter	13.93	10.75	18.00	13.76
Fourth quarter	15.83	13.00	18.74	14.51

Cash Dividends Paid

	2010	2009
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 17 to the consolidated financial statements in Item 8 and “Supervision and Regulation –Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

There were no shares purchased as part of publicly announced plans or programs from October 1, 2010 to December 31, 2010. The maximum number of shares that may yet be purchased under publicly announced plans or programs is 168,386.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2005 and ended December 31, 2010.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

CNB Financial Corporation	100.00	104.65	104.60	90.59	136.32	132.06
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27

Source : SNL Financial LC, Charlottesville, VA
© 2011

www.snl.com

ITEM 6.   SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

INTEREST AND DIVIDEND INCOME:
Loans including fees	$46,955	$45,839	$47,355	$44,559	$40,198
Deposits with banks	125	215	429	492	437
Federal funds sold	-	-	342	334	293
Securities:
Taxable	11,603	7,687	7,419	6,669	5,876
Tax-exempt	2,435	2,095	1,414	1,457	1,706
Dividends	29	34	224	422	362

Total interest and dividend income	61,147	55,870	57,183	53,933	48,872

INTEREST EXPENSE:
Deposits	13,558	13,091	14,956	18,087	17,106
Borrowed funds	4,716	4,527	4,609	3,510	2,881
Subordinated debentures	782	850	1,018	1,325	866

Total interest expense	19,056	18,468	20,583	22,922	20,853

NET INTEREST INCOME	42,091	37,402	36,600	31,011	28,019

PROVISION FOR LOAN LOSSES	5,158	4,465	3,787	1,512	1,371

Net interest income after provision for loan losses	36,933	32,937	32,813	29,499	26,648

NON-INTEREST INCOME	9,520	7,720	2,490	8,189	8,435

NON-INTEREST EXPENSES	31,668	29,791	28,801	25,273	22,111

INCOME BEFORE INCOME TAXES	14,785	10,866	6,502	12,415	12,972

INCOME TAX EXPENSE	3,469	2,354	1,267	3,281	3,350

NET INCOME	$11,316	$8,512	$5,235	$9,134	$9,622

PER SHARE DATA:
Basic	$1.06	$0.98	$0.61	$1.05	$1.08
Fully diluted	1.06	0.98	0.61	1.05	1.07
Dividends declared	0.66	0.66	0.645	0.62	0.57
Book value per share at year end	8.96	7.92	7.27	8.10	8.15

AT END OF PERIOD:
Total assets	$1,413,511	$1,161,591	$1,016,518	$858,700	$780,850
Securities	503,028	347,748	238,181	162,792	156,696
Loans, net of unearned discount	794,562	715,142	671,556	599,688	547,020
Allowance for loan losses	10,820	9,795	8,719	6,773	6,086
Deposits	1,162,868	956,858	814,596	659,157	631,322
FHLB and other borrowings	105,259	100,003	107,478	98,000	57,885
Subordinated debentures	20,620	20,620	20,620	20,620	10,310
Shareholders’ equity	109,645	69,409	62,467	69,283	72,279

KEY RATIOS:
Return on average assets	0.87%	0.79%	0.55%	1.12%	1.26%
Return on average equity	11.62%	12.86%	7.88%	12.82%	13.51%
Loan to deposit ratio	68.33%	74.74%	82.44%	90.98%	86.65%
Dividend payout ratio	61.27%	67.27%	105.53%	59.05%	53.05%
Average equity to average assets ratio	7.46%	6.17%	7.00%	8.65%	9.31%

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within the west central Pennsylvania counties of Cambria, Cameron, Clearfield, Elk, McKean and Warren. ERIEBANK, a division of CNB Bank, provides financial services to individuals and business in the northwestern Pennsylvania counties of Erie and Crawford. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is an Arizona Corporation, and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation (“Holiday”), incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

Risk identification and management are essential elements for the successful management of the Corporation. In the normal course of business, the Corporation is subject to various types of risk, including interest rate, credit, and liquidity risk. These risks are controlled through policies and procedures established by the Corporation.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans to customers and the purchase of securities. The Corporation manages credit risk by following an established credit policy and using a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the investment policy limits the amount of credit risk that may be taken in the securities portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Corporation has established guidelines within its asset-liability management policy to manage liquidity risk. These guidelines include contingent funding alternatives.

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended, with respect to the financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principals or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) continued relationships with major customers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; and (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on our financial position and our results of operations.

The forward-looking statements are based upon management’s beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause the our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

General Overview

The Corporation expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010. In addition, a CNB Bank branch was opened in Kylertown, Pennsylvania in the third quarter of 2010. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with moderate loan growth during 2011. Deposit growth was significant in both 2010 and 2009 as a result of the Corporation’s continued offering of competitive rates and growth of its ERIEBANK division, but is expected to moderate in 2011.

On June 18, 2010, the Corporation completed an equity offering, resulting in the issuance of 3,365,853 shares of common stock at $10.25 per share. In total, the Corporation raised proceeds of $32.1 million, net of issuance costs. The Corporation used proceeds from the offering of approximately $9.1 million to repay debt. In addition, $20.0 million was invested in CNB Bank, and the remainder was invested in CNB Securities Corporation.

The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in 2010 and some additional compression is expected in 2011 as a result of the current interest rate environment. The Corporation’s net interest margin of 3.65% for the year ended December 31, 2010 was also adversely affected by a prepayment penalty of $707 thousand that was incurred due to an early payoff of a $10 million FHLB borrowing that had a maturity date of March 2012 and an interest rate of 5.63%. Excluding this prepayment penalty, the Corporation’s net interest margin for the year ended December 31, 2010 would have been 3.71%

During the past several years, we have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, we decreased interest rates on certain deposit products during 2010, including the savings account rate in our ERIEBANK market from 2.0% at the beginning of 2010 to 1.34% by the end of the second quarter of 2010. Based on management’s evaluation of interest rates for similar deposit products in the ERIEBANK market, the current savings account rate continues to place the Corporation at a competitive advantage. Finally, the Corporation repaid a $20 million FHLB borrowing during 2010 that had a fixed interest rate of 4.52% and an original maturity date of January 24, 2012. The Corporation re-borrowed $20 million from FHLB at a fixed interest rate of 2.09% with a maturity date of September 17, 2015. In connection with the refinance, the Corporation incurred a prepayment penalty of $1.1 million, which will be amortized into earnings during the 5 year term of the new borrowing, resulting in an effective interest rate for the new borrowing of 3.14%.

While non-interest costs are expected to increase with the growth of the Corporation, management’s growth strategies are expected to result in an increase in earning assets as well as enhanced non-interest income which we believe will more than offset increases in non-interest expenses in 2011 and beyond. In addition, throughout 2009 and 2010, management conducted a cost management study covering all areas of non-interest expense. Cost savings as a result of this study were recognized in 2009 and 2010 with benefits continuing into subsequent years.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. While past results are not an indication of future earnings, we feel the Corporation is well positioned to sustain core earnings during 2011.

As noted above, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) that could impact the performance of the Corporation in future periods. The Dodd-Frank Act includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000 and extending the Temporary Account Guarantee Program to December 31, 2010. Additional provisions create a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the full implementation is completed, which may take more than 12 months from the date that the law was enacted.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2010 Balance	$ Change vs. prior year	% Change vs. prior year	2009 Balance	$ Change vs. prior year	% Change vs. prior year	2008 Balance
Total assets	$1,413.5	$251.9	21.7	$1,161.6	$145.1	14.3	$1,016.5
Total loans, net	783.7	78.4	11.1	705.3	42.5	6.4	662.8
Total securities	503.0	155.3	44.7	347.7	109.6	46.0	238.2
Total deposits	1,162.9	206.0	21.5	956.9	142.3	17.5	814.6
Total shareholders’ equity	109.6	40.2	57.9	69.4	6.9	11.1	62.5

The above table is referenced for the discussion in this section of Form 10-K.

Overview of Balance Sheet

The increase in assets of 21.7% during 2010 was primarily the result of continued deposit growth and the Corporation’s equity offering, with corresponding investments in the loan and securities portfolios. The loan growth occurred in both the commercial and residential mortgage areas due to our focus on private banking and the historically low interest rates throughout 2010 which resulted in significant refinancing activity as well as new mortgage loans and home equity borrowings. Although the Corporation’s loan growth was notable at 11.1% for the year ended December 31, 2010, its deposit growth was even more significant as total deposits grew by $206.0 million, or 21.5%, during 2010. As such, the Corporation purchased additional available-for-sale securities. The specific effects to each area are described in the following sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $37.4 million at December 31, 2010 compared to $22.4 million at December 31, 2009. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. The year end balance is considered reasonable to support our expected funding needs in the short term.

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

Securities

Securities available for sale and trading securities have combined to increase $155.3 million, or 44.7%, at December 31, 2010 when compared to December 31, 2009. The increase is primarily due to purchases of securities issued by state and local political subdivisions, structured collateralized mortgage obligations, and pooled Small Business Association securities, and resulted from excess deposit growth not reinvested in loans. In addition, as more fully described below, the Corporation had a higher than normal volume of sales and purchases of securities available for sale during 2010.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of December 31, 2010, the Corporation held two structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $918,000 and fair value of $270,000, one structured pooled trust preferred security rated C by Moody’s having an amortized cost of $280,000 and fair value of $19,000, and one structured pooled trust preferred security rated Baa2 by Moody’s having an amortized cost of $992,000 and fair value of $1,004,000. Based on our evaluation of certain structured pooled trust preferred securities, the present value of the projected cash flows was not sufficient for full repayment of the amortized cost for three of the securities resulting in total impairment charges of $2,241,000 realized during the year ended December 31, 2010. For the other pooled trust preferred security, the present value of the projected cash flows was sufficient for full repayment of amortized cost, and, therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery, other-than-temporary impairments may occur in future periods.

During 2010, management sold certain debt securities in an attempt to re-position a portion of its portfolio into lower risk-weighted assets. Proceeds from the sales were reinvested in other available for sale securities. Individually and in the aggregate, none of these sales resulted in the realization of a significant loss.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments. We monitor the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee of the Corporation’s Board of Directors (“ALCO”). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, we maintain a sufficient level of liquidity to satisfy depositor requirements and various credit needs of our customers.

Loans

The Corporation’s lending is focused in the west central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans.

As detailed in the table below, at December 31, 2010, the Corporation had $794.6 million in loans outstanding, net of unearned discount, an increase of $79.4 million (or 11.1%) since December 31, 2009. The increase was primarily the result of two factors. The first factor was increasing demand for commercial, industrial, and agricultural loans, as well as commercial mortgage products. The

Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The second factor was increasing demand for residential mortgage loan products due to historically low interest rates throughout 2010, resulting in both significant refinancing activity as well as new mortgage loans and home equity borrowings.

(dollars in thousands)	2010	2009

Commercial, industrial, and agricultural	$257,491	$239,966
Commercial mortgages	212,878	193,632
Residential real estate	266,604	226,931
Consumer	53,202	54,854
Credit cards	2,870	2,248
Overdrafts	3,964	391
Less: unearned discount	(2,447)	(2,880)

Total loans, net of unearned discount	$794,562	$715,142

With continued economic improvement in our market areas, the Corporation expects loan demand in 2011 consistent with 2010.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2010, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

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

The following table presents information concerning loan delinquency and other non-performing assets at December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008

Non-accrual loans	$11,926	$12,757	$3,046
Accrual loans greater than 89 days past due	889	548	533

Total nonperforming loans	12,815	13,305	3,579
Other real estate owned	396	252	671

Total nonperforming assets	$13,211	$13,557	$4,250

Total loans, net of unearned income	$794,562	$715,142	$671,556
Nonperforming loans as a percentage of loans, net	1.61%	1.86%	0.53%
Total assets	$1,413,511	$1,161,591	$1,016,518
Nonperforming assets as a percentage of total assets	0.93%	1.17%	0.42%

Management continues to closely monitor nonperforming loans. Although the ratio of nonperforming loans to total net loans increased from 0.53% in 2008 to 1.86% in 2009 and 1.61% in 2010, management does not believe the increase to be a result of deterioration in our underwriting or credit analysis processes, but more a result of overall economic conditions regionally as well as nationally. The Corporation’s nonperforming loans to total loans ratio continues to be favorable compared to peer institutions. See the “Allowance for Loan Losses” section for further discussion of credit review procedures and increases in nonperforming loans.

Allowance for Loan Losses

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The following table presents activity within the allowance for loan losses during the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010	2009	2008
Balance at beginning of period	$9,795	$8,719	$6,773
Charge-offs:
Commercial, industrial, and agricultural	543	860	33
Commercial mortgages	2,061	381	178
Residential real estate	211	378	330
Consumer	1,223	1,622	1,123
Credit cards	94	101	46
Overdrafts	239	269	334

	4,371	3,611	2,044

Recoveries:
Commercial, industrial, and agricultural	11	2	2
Commercial mortgages	3	-	-
Residential real estate	2	1	6
Consumer	100	62	72
Credit cards	10	13	12
Overdrafts	112	144	111

	238	222	203

Net charge-offs	(4,133)	(3,389)	(1,841)

Provision for loan losses	5,158	4,465	3,787

Balance at end of period	$10,820	$9,795	$8,719

Loans, net of unearned	$794,562	$715,142	$671,556
Allowance to net loans	1.36%	1.37%	1.30%

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

The reviewed loan pools are further segregated into three categories: special mention, substandard, and doubtful. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends.

The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

•	levels of and trends in delinquencies, non-accrual loans, and classified loans;
•	trends in volume and terms of loans;
•	effects of any changes in lending policies and procedures;
•	experience, ability and depth of management;
•	national and local economic trends and conditions; and
•	concentrations of credit

The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our third party loan review provider, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Commercial, industrial, and agricultural	$3,517	$2,790	$2,660
Commercial mortgages	3,511	3,291	2,836
Residential real estate	1,916	1,583	1,273
Consumer	1,561	1,751	1,589
Credit cards	96	85	82
Overdrafts	219	295	279

Total	$10,820	$9,795	$8,719

During 2010, the Corporation increased its provision for loan losses and allowance as compared to 2009 and 2008. The increase was a result of increases in net charge-offs in the commercial mortgage portfolio, as well as growth in loans outstanding.

Although the Corporation experienced a minimal change in its nonperforming loans from December 31, 2009 to December 31, 2010, the composition of nonperforming loans changed significantly during 2010. One commercial loan, a shared national credit in which the Corporation participates, with a carrying value of $4.3 million at December 31, 2009 was placed on nonaccrual status during the third quarter of 2009. As a result of nine consecutive months of current payments and approval by the regulatory oversight body of the lead institution in the shared national credit, this loan was reinstated to accrual status during the third quarter of 2010 with no loss incurred by the Corporation. In addition, a commercial loan with a carrying value of $2.0 million at December 31, 2009 was repaid during the second quarter of 2010 and no loss was incurred by the Corporation. The specific allocation for these two loans totaled $713 thousand at December 31, 2009.

As of September 30, 2010, the Corporation expected a performing commercial mortgage loan to be restructured and recorded a related provision for loan losses of $260 thousand. However, during the fourth quarter of 2010, the loan became impaired before the restructuring was finalized and a balance of $1.8 million was charged off. The carrying value of this loan at December 31, 2010 is $6.1 million, and the specific allocation for this loan at December 31, 2010 is $258 thousand.

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

Management believes that both its 2010 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2010.

Premises and Equipment

Premises and equipment increased $780 thousand, or 3.3%, since December 31, 2009. This increase is the result of growth initiatives with the ERIEBANK division. As mentioned in the General Overview section, the Corporation completed the construction of a full service branch in Meadville, Pennsylvania in the second quarter of 2010.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2010, additional BOLI of $2.5 million was purchased. The Corporation expects to purchase additional BOLI of $5 million in 2011.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding. As noted in the following table, traditional deposits increased 21.5% during 2010, and that year’s growth was significant in all deposit categories.

	Percentage change 2010 vs. 2009	Percentage change 2009 vs. 2008	2010	2009	2008
Demand, Non interest bearing	21.1%	18.7%	$140,836	$116,310	$97,999
Demand, Interest bearing	16.5%	3.7%	284,538	244,218	235,611
Savings deposits	34.8%	98.8%	368,055	273,096	137,344
Time deposits	14.3%	(5.9%)	369,439	323,234	343,642

Total	21.5%	17.5%	$1,162,868	$956,858	$814,596

The Corporation continued to expand its business and consumer relationships in the ERIEBANK market during 2010, including the territory that is served by its new Meadville, Pennsylvania branch. In addition, a large regional bank that had a significant presence in northwestern Pennsylvania merged with another financial institution in 2009, resulting in opportunities to market the Corporation’s deposit products to potential new customers. Savings deposits held by ERIEBANK grew from $179.6 million at December 31, 2009 to $257.2 million at December 31, 2010.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed at Note 10 to the consolidated financial statements.

Shareholders’ Equity

The Corporation’s capital continues to provide a base for profitable growth. As mentioned in the General Overview section, the Corporation raised net proceeds of $32.1 million from its equity offering in 2010, which contributed to the increase in shareholders’ equity of $40.2 million or 60.0% during 2010. The Corporation earned $11.3 million and declared dividends of $6.9 million, resulting in a dividend payout ratio of 61.3% of net income.

The Corporation has complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s capital ratios and book value per common share at December 31, 2010 and 2009 are as follows:

	2010	2009

Total risk-based capital ratio	15.38%	11.95%
Tier 1 capital ratio	14.13%	10.70%
Leverage ratio	8.81%	7.87%
Tangible common equity/tangible assets (1)	7.05%	5.08%
Book value per share	$8.96	$7.92
Tangible book value per share (1)	$8.08	$6.68

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

	December 31, 2010	December 31, 2009

Shareholders’ equity	$109,645	$69,409
Less goodwill	10,821	10,821
Less other intangible assets	-	85

Tangible common equity	$98,824	$58,503

Total assets	$1,413,511	$1,161,591
Less goodwill	10,821	10,821
Less other intangible assets	-	85

Tangible assets	$1,402,690	$1,150,685

Ending shares outstanding	12,237,261	8,761,273
Tangible book value per share	$8.08	$6.68
Tangible common equity/tangible assets	7.05%	5.08%

Liquidity

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and maturities within one year in the investment portfolio is considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $440 million with approximately $371 million available at December 31, 2010. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Overview of the Income Statement

The Corporation had net income of $11.3 million for 2010 compared to $8.5 million for 2009. The increase in net income is attributable to an increase in net interest income of $4.7 million, or 12.5%, as well as an increase in non-interest income of $1.7 million, or 21.4%. The earnings per diluted share increased from $0.98 in 2009 to $1.06 in 2010. The return on assets and the return on equity for 2010 are 0.87% and 11.62% as compared to 0.79% and 12.86% for 2009.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.65% for the year ended December 31, 2010, compared to 4.00% for the year ended December 31, 2009. Total interest and dividend income increased by $5.3 million, or 9.4%, as compared to 2009. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. The Corporation’s average earning assets increased by $227.9 million for the year ended December 31, 2010 while the yield during that time decreased by 66 basis points from 5.89% to 5.23%. Total interest expense increased $588 thousand, or 3.2%, for the year ended December 31, 2010 as compared to the comparable period in 2009. As a result of the Corporation’s focus on deposit mix and active management of deposit rates, the cost of interest bearing deposits decreased by 29 basis points which offset the increase in average interest bearing deposits of $190.8 million.

The Corporation’s interest expense on borrowings was negatively impacted by a $707 thousand prepayment penalty that was recorded in the fourth quarter of 2010 when management elected to prepay a long-term borrowing having a fixed interest rate of 5.63%. The effect of this prepayment penalty was to reduce the net interest margin by 6 basis points for the year ended December 31, 2010.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $5.2 million in 2010 compared to $4.5 million in 2009. As discussed in more detail in the Allowance for Loan Losses section of this analysis, the Corporation experienced an increased level of charge-offs over the prior year even though net charge-offs as a percentage of average loans remain at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the overall growth of the loan portfolio, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in 2010 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2010.

Non-Interest Income

Net realized securities gains during the year ended December 31, 2010 were $1.7 million, compared to net realized securities gains of $395 thousand for the year ended December 31, 2009. During the year ended December 31, 2010 and 2009, an other-than-temporary impairment charge of $2.2 million and $2.4 million, respectively, was recorded in earnings on structured pooled trust preferred securities. CNB’s remaining exposure in structured pooled trust preferred securities is $2.2 million at December 31, 2010.

Excluding the effects of securities transactions, non-interest income was $10.1 million for the year ended December 31, 2010, compared to $9.7 million for the year ended December 31, 2009. Wealth and asset management fees increased $378 thousand, or 26.1%, during the year ended December 31, 2010 as a result of growth in this business segment’s customer base as well as growth in the market value of the portfolios of existing customers.

Non-Interest Expense

Total non-interest expense increased $1.8 million, or 5.9%, during the year ended December 31, 2010 compared to the year ended December 31, 2009. Salaries and benefits expenses increased $1.0 million, or 7.0%, during the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily as a result of an increase in full-time equivalent employees from 280 at December 31, 2009 to 290 at December 31, 2010.

Insurance premiums due to the FDIC decreased by $128 thousand, or 7.3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to the special assessment in the amount of $475 thousand that was incurred during the quarter ended June 30, 2009. Excluding this special assessment, FDIC insurance premiums increased $347 thousand during the year ended December 31, 2010 as compared to the year ended December 31, 2009, as a result of increases in the deposits on which the premium assessment is based as well as higher assessment rates in 2010.

Net occupancy expenses increased $255 thousand, or 6.3%, and data processing expenses increased $309 thousand, or 12.4%, during the year ended December 31, 2010 as a result of the Corporation’s continued growth.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

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

Interest Income and Expense

Net interest income totaled $37.4 million in 2009, an increase of $802 thousand, or 2.2%, over 2008. Total interest and dividend income decreased by $1.3 million, or 2.3%, as compared to 2008. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. The Corporation’s average earning assets increased by $113.7 million for the year ended December 31, 2009 while the yield during that time decreased by 83 basis points from 6.72% to 5.89%. Total interest expense, however, decreased $2.1 million, or 10.3%, for the year ended December 31, 2009 as compared to the comparable period in 2008. While the Corporation’s deposits grew in 2009, interest expense was positively impacted by decreases in rates paid on deposit accounts, primarily as a result of historically low short-term interest rates throughout 2009. As a result, the cost of interest bearing liabilities decreased by 57 basis points which more than offset the increase in average interest bearing liabilities of $112.0 million.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $4.5 million in 2009 compared to $3.8 million in 2008. As discussed in more detail in the Allowance for Loan Losses section of this analysis, the Corporation experienced an increased level of charge-offs in 2009 compared to 2008 even though net charge-offs as a percentage of average loans remain at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the increasing level of nonperforming loans, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision in 2009 was deemed necessary. Management believes the charges to the provision in 2009 were appropriate.

Non-Interest Income

Non-interest income improved significantly during the year ended December 31, 2009. A substantial portion of the change is a result of unrealized gains on securities for which the fair value option election was made, compared to total losses of $3.4 million in 2008 and lower other-than-temporary impairment losses incurred during 2009 as compared to 2008.

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

Non-Interest Expense

Non-interest expense increased by $1.5 million, or 5.4%, to $30.0 million in 2009 compared to $28.5 million in 2008, primarily because the Corporation’s insurance premiums payable to the FDIC increased by $1.3 million. This increase occurred because of increases in the deposits on which the premium assessment is based, higher assessment rates, and the 2009 special assessment described in the paragraph below.

As an institution insured by the FDIC, the Corporation is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC announced increased premiums for all insured depository institutions, including the Corporation, in order to begin recapitalizing the fund. In addition, in the second quarter of 2009, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions based on total assets less Tier 1 capital at June 30, 2009 which was paid on September 30, 2009. The Corporation’s expense attributable to this special assessment was $475 thousand.

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

Income Tax Expense

Income taxes were $3.5 million in 2010, compared to $2.4 million in 2009 and $1.3 million in 2008. The effective tax rates were 23.5%, 21.7%, and 19.5% for 2010, 2009 and 2008, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate from 2008 and 2009 to 2010 is attributable to a lower percentage of tax-exempt income in 2010 compared to pre-tax income.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$793,429	-	-	-	$793,429
Certificates of deposit	9	178,679	156,395	27,899	6,466	369,439
Treasury, tax and loan borrowings	10	1,248	-	-	-	1,248
FHLB and other borrowings	10	31,489	255	20,278	53,237	105,259
Operating leases	6	352	494	355	1,420	2,621
Sale-leaseback	6	112	224	224	1,229	1,789
Subordinated debentures	10	-	-	-	20,620	20,620

The Corporation’s operating lease obligations represent short and long-term lease and rental payment for facilities. The Corporation’s sale-leaseback obligation represents a long-term real estate lease associated with one of the Corporation’s branch office locations.

The Corporation also has obligations under its postretirement plan for health care and supplemental executive retirement plan as described in Note 13 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The supplemental executive retirement plan allocates expenses over the participant’s service period. The Corporation reserves the right to terminate these plans at any time.

Off-Balance Sheet Arrangements

See Note 18 to the consolidated financial statements for information about our off-balance sheet arrangements.

Applications of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and follow general practices within the industries in which the Corporation operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. As a financial holding company, the Corporation is primarily sensitive to the interest rate risk component. Changes in interest rates will affect the levels of income and expense recorded on a large portion of the Bank’s assets and liabilities. Additionally, such fluctuations in interest rates will impact the market value of all interest sensitive assets. The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to control exposure to interest rate fluctuations. The primary goal established by these policies is to increase total income within acceptable risk limits.

The Corporation monitors interest rate risk through the use of two models: earnings simulation and static gap. Each model standing alone has limitations; however, taken together they represent in management’s opinion a reasonable view of the Corporation’s interest rate risk position.

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at December 31, 2010 was 3.23% of total earning assets compared to policy guidelines of plus or minus 15.0%. The ratio was (0.60%) at December 31, 2009.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2010 and 2009:

	2010	2009

Static 1-Yr. Cumulative Gap	3.23%	(0.60%)
Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	0.10%	(6.57%)

The interest rate sensitivity position at December 31, 2010 was asset sensitive in the short term; whereas the Corporation was slightly liability sensitive at December 31, 2009. As the federal funds rate was at 0.25% on December 31, 2010 and 2009, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase or decrease in rates of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$24,584	$19,959
Interest bearing deposits with other banks	12,848	2,399

Total cash and cash equivalents	37,432	22,358
Interest bearing time deposits with other banks	2,817	6,388
Securities available for sale	500,677	345,415
Trading securities	2,351	2,333
Loans held for sale	4,451	1,218
Loans	797,009	718,022
Less: unearned discount	(2,447)	(2,880)
Less: allowance for loan losses	(10,820)	(9,795)

Net loans	783,742	705,347
FHLB and other equity interests	6,415	6,907
Premises and equipment, net	24,135	23,355
Bank owned life insurance	19,742	16,440
Mortgage servicing rights	908	876
Goodwill	10,821	10,821
Other intangible assets	-	85
Accrued interest receivable and other assets	20,020	20,048

TOTAL ASSETS	$1,413,511	$1,161,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$140,836	$116,310
Interest bearing deposits	1,022,032	840,548

Total deposits	1,162,868	956,858

Treasury, tax and loan borrowings	1,248	1,380
FHLB and other borrowings	105,259	100,003
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	13,871	13,321

Total liabilities	1,303,866	1,092,182

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares at December 31, 2010 and 9,233,750 shares at December 31, 2009	-	-
Additional paid in capital	44,676	12,631
Retained earnings	73,059	68,676
Treasury stock, at cost (362,342 shares for 2010 and 472,477 for 2009)	(5,417)	(7,023)
Accumulated other comprehensive loss	(2,673)	(4,875)

Total shareholders’ equity	109,645	69,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,413,511	$1,161,591

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2010	2009	2008

INTEREST AND DIVIDEND INCOME:
Loans including fees	$46,955	$45,839	$47,355
Deposits with banks	125	215	429
Federal funds sold	-	-	342
Securities:
Taxable	11,603	7,687	7,419
Tax-exempt	2,435	2,095	1,414
Dividends	29	34	224

Total interest and dividend income	61,147	55,870	57,183

INTEREST EXPENSE:
Deposits	13,558	13,091	14,956
Borrowed funds	4,716	4,527	4,609
Subordinated debentures	782	850	1,018

Total interest expense	19,056	18,468	20,583

NET INTEREST INCOME	42,091	37,402	36,600
PROVISION FOR LOAN LOSSES	5,158	4,465	3,787

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,933	32,937	32,813

NON-INTEREST INCOME:
Wealth and asset management fees	1,829	1,451	1,885
Service charges on deposit accounts	4,226	4,309	4,335
Other service charges and fees	1,396	1,322	1,405
Net realized losses from sales of securities for which fair value was elected	(68)	-	(602)
Net unrealized gains (losses) on securities for which fair value was elected	230	293	(2,793)
Mortgage banking	814	1,058	447
Bank owned life insurance	802	720	621
Other	1,002	845	716

	10,231	9,998	6,014

Total other-than-temporary impairment losses on available-for-sale securities	(2,241)	(2,443)	(3,963)
Less portion of loss recognized in other comprehensive loss	-	-	-

Net impairment losses recognized in earnings	(2,241)	(2,443)	(3,963)
Net realized gains on available-for-sale securities	1,660	395	117

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(581)	(2,048)	(3,846)

Total non-interest income	9,650	7,950	2,168

NON-INTEREST EXPENSES:
Salaries	11,358	10,403	10,376
Employee benefits	4,328	4,257	4,404
Net occupancy expense	4,326	4,071	3,856
Data processing	2,797	2,488	2,453
State and local taxes	1,162	908	1,113
Legal, professional and examination fees	849	897	798
Advertising	795	620	792
FDIC insurance	1,619	1,747	465
Intangible asset amortization	85	100	100
Directors fees and benefits	437	732	361
Other	4,042	3,798	3,761

Total non-interest expenses	31,798	30,021	28,479

INCOME BEFORE INCOME TAXES	14,785	10,866	6,502
INCOME TAX EXPENSE	3,469	2,354	1,267

NET INCOME	$11,316	$8,512	$5,235

EARNINGS PER SHARE:
Basic	$1.06	$0.98	$0.61
Diluted	$1.06	$0.98	$0.61

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,316	$8,512	$5,235
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	5,158	4,465	3,787
Depreciation and amortization	2,034	1,997	1,881
Amortization, accretion and deferred loan fees and costs	1,466	1,240	543
Deferred taxes	2,251	(1,746)	(1,319)
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	581	2,048	3,846
Net realized and unrealized (gains) losses on securities for which fair value was elected	(162)	(293)	3,395
Proceeds from sale of securities for which fair value was elected	34	-	3,147
Gain on sale of loans	(688)	(931)	(331)
Net gains on dispositions of premises and equipment and foreclosed assets	(117)	(24)	(66)
Proceeds from sale of loans	22,585	50,507	12,532
Origination of loans held for sale	(28,706)	(49,717)	(14,057)
Increase in bank owned life insurance	(802)	(720)	(621)
Stock-based compensation expense	205	122	147
Contribution of treasury stock	26	-	-
Changes in:
Accrued interest receivable and other assets	(3,661)	(3,385)	(1,500)
Accrued interest payable and other liabilities	(374)	2,859	82

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,146	14,934	16,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing time deposits with other banks	3,571	127	(3,017)
Proceeds from maturities, prepayments and calls of securities	111,827	89,371	64,092
Proceeds from sales of securities	95,381	107,561	14,276
Purchase of securities	(360,837)	(305,099)	(166,057)
Loan origination and payments, net	(80,435)	(45,544)	(74,512)
Purchase of bank owned life insurance	(2,500)	-	-
Redemption (purchase) of FHLB and other equity interests	492	(1,092)	19
Purchase of premises and equipment	(1,992)	(1,479)	(5,405)
Proceeds from the sale of premises and equipment and foreclosed assets	823	696	287

NET CASH USED IN INVESTING ACTIVITIES	(233,670)	(155,459)	(170,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	159,805	162,670	154,405
Certificates of deposit	46,205	(20,408)	1,034
Treasury stock purchased	-	-	(659)
Proceeds from sale of treasury stock	1,200	1,144	982
Proceeds from exercise of stock options, including tax benefit	69	761	-
Proceeds from stock offering, net of issuance costs	32,128	-	-
Cash dividends paid	(6,933)	(5,726)	(5,525)
Proceeds from long-term borrowings	20,000	625	8,500
Repayments on long-term borrowings	(46,114)	(4,600)	(4,022)
Net change in short-term borrowings	31,238	(2,839)	3,719

NET CASH PROVIDED BY FINANCING ACTIVITIES	237,598	131,627	158,434

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	15,074	(8,898)	4,818
CASH AND CASH EQUIVALENTS, Beginning	22,358	31,256	26,438

CASH AND CASH EQUIVALENTS, Ending	$37,432	$22,358	$31,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,296	$18,552	$20,679
Income taxes	$3,342	$2,484	$3,968

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$453	$253	$375
Loans transferred from held for sale to held for investment	$3,321	$1,736	$-
Grant of restricted stock awards from treasury stock	$233	$198	$177
Adjustment to initially apply Fair Value Option, transfer of securities available for sale to trading securities	$-	$-	$7,018

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Dollars in thousands, except share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance, January 1, 2008	$13,058	$66,696	$(9,947)	$(524)	$69,283
Adjustment to initially apply Fair Value Option, net of tax		(516)		516
Comprehensive income:
Net income for 2008		5,235			5,235
Other comprehensive loss:
Net change in unrealized losses on available for sale securities, net of reclassification and taxes of ($3,464)				(6,434)	(6,434)
Change in actuarial gain, net of amortization and tax effects for post-employment health care plan, net of tax of $53				98	98
Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of ($355)				(660)	(660)

Total other comprehensive loss					(6,996)

Total comprehensive loss					(1,761)
Restricted stock award grants (12,433 shares)	(177)		177
Stock based compensation expense	147				147
Treasury stock:
Purchase (47,469 shares)			(659)		(659)
Reissue (77,290 shares)	(115)		1,097		982
Cash dividends declared ($0.645 per share)		(5,525)			(5,525)

Balance, December 31, 2008	12,913	65,890	(9,332)	(7,004)	62,467
Comprehensive income:
Net income for 2009		8,512			8,512
Other comprehensive loss:
Net change in unrealized losses on available for sale securities, net of reclassification and taxes of $1,111				2,063	2,063
Change in actuarial gain, net of amortization and tax effects for post-employment health care plan, net of tax of ($74)				(138)	(138)
Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of $110				204	204

Total other comprehensive loss					2,129

Total comprehensive income					10,641
Restricted stock award grants (14,159 shares)	(198)		198
Forfeiture of restricted stock award grants (1,701 shares)	17		(17)
Exercise of stock options (63,712 shares), including tax benefit	(125)		886		761
Stock based compensation expense	122				122
Reissue of treasury stock (89,047 shares)	(98)		1,242		1,144
Cash dividends declared ($0.66 per share)		(5,726)			(5,726)

Balance, December 31, 2009	12,631	68,676	(7,023)	(4,875)	69,409
Comprehensive income:
Net income for 2010		11,316			11,316
Other comprehensive income:
Net change in unrealized losses on available for sale securities, net of reclassification and taxes of $1,375				2,554	2,554
Change in actuarial gain, net of amortization and tax effects for post-employment health care plan, net of tax of ($132)				(245)	(245)
Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of ($58)				(107)	(107)

Total other comprehensive income					2,202

Total comprehensive income					13,518
Common shares issued (3,365,853 shares)	32,128				32,128
Restricted stock award grants (16,500 shares)	(233)		233
Forfeiture of restricted stock award grants (1,343 shares)	20		(20)
Exercise of stock options (8,206 shares), including tax benefit	(37)		121		84
Stock based compensation expense	205				205
Reissue of treasury stock (86,772 shares)	(38)		1,272		1,234
Cash dividends declared ($0.66 per share)		(6,933)			(6,933)

Balance, December 31, 2010	$44,676	$73,059	$(5,417)	$(2,673)	$109,645

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the “Corporation”) is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the “Bank”), which opened its ERIEBANK division during 2005 in the Erie, Pennsylvania market area. In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also entered the consumer discount loan and finance business in 2005 through its wholly owned subsidiary, Holiday Financial Services Corporation (“Holiday”). The Corporation and these and its several other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania.

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

Declines in the fair value of debt securities below their cost that are other than temporary and attributable to credit losses are reflected in earnings. Other-than-temporary impairment losses that are not attributable to credit losses are reported as a component of accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s intent to sell, or whether it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If the Corporation intends to sell a security or it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding.

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

Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent 2 years. This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment. These historical loss factors include consideration of the following: levels of and trends in delinquencies, non-accrual loans, and classified loans; trends in volume and terms of loans; effects of any changes in lending policies and procedures; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit.

The following portfolio segments and associated risk characteristics have been identified:

—

Commercial, industrial, and agricultural – risk characteristics include recession-like economic conditions in many of the markets served by the Corporation and high levels of unemployment, which has caused consumer spending to slow.

—	Commercial mortgages – the most significant risk characteristic is the subjectivity involved in real estate valuations for properties located in areas with stagnant or low growth economies.
—	Residential real estate – risk characteristics include higher than historical levels of delinquencies and a weakened housing market.
—	Consumer – risk characteristics include continuing weakness in industrial employment in many of the markets served by the Corporation and the level and volatility of consumer prices.
—	Credit cards – the most significant risk characteristic is the unsecured nature of credit card loans
—	Overdrafts – risk characteristics include the Corporation’s continued deposit growth and overall economic conditions which may lead to a greater likelihood of overdrawn deposit accounts

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

As of December 31, 2010, the Corporation holds $5,131 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

FHLB stock is held as a long-term investment, is valued at its cost basis and is analyzed for impairment based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

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

After evaluating all of these considerations, the Corporation concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

At the inception of a derivative contract, the Corporation designates the derivative as one of three types based on the purpose of the contract and belief as to its effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $795, $620, and $792, for 2010, 2009 and 2008, respectively.

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

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $349, $321, and $290 for the years ended December 31, 2010, 2009 and 2008. Late fees and ancillary fees related to loan servicing are not material.

Common Stock Issuance

On June 18, 2010, the Corporation completed an equity offering, resulting in the issuance of 3,365,853 shares of common stock at $10.25 per share. In total, the Corporation raised proceeds of $32,128, net of issuance costs.

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

At December 31, 2010 and 2009, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years then ended.

During 2010, 2009 and 2008, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 16,500, 14,159 and 12,433 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $205, $122 and $147 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Income Taxes

The Corporation files a consolidated U.S. income tax return that includes all subsidiaries except County Reinsurance Company which files a separate return. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2010 and 2009, was $50, which was maintained in vault cash.

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

Adoption of New Accounting Standards

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, “Derivatives and Hedging (Topic 815); Scope Exception Related to Embedded Credit Derivatives.” This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. For example, the cash flows associated with a typical collateralized debt obligation are allocated first to senior tranches then to subordinated tranches as available. This results in an embedded credit derivative as the cash flows to the lower tranches are subordinated to the more senior tranches. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. In initially adopting the amendments in this update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The amendments in this update are effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010, and early adoption is permitted. The Corporation did not adopt the fair value option for its structured pooled trust preferred securities; therefore, the adoption of this update did not have a material effect on the Corporation’s results of operations or financial position.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The additional disclosures required for financing receivables include aging of past due receivables, credit quality indicators, and modifications of financing receivables. Companies will be required to disaggregate new and existing disclosures based on how the allowance for credit losses is developed and how the company manages credit exposures. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this update did not have a material effect on the Corporation’s results of operations or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The effect of adopting this new guidance is not expected to be material to the Corporation’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

2.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except share data). For the years ended December 31, 2010, 2009, and 2008, options to purchase 84,250, 86,750, and 166,125 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive.

	Years Ended December 31
	2010	2009	2008

Net income per consolidated statements of income	$11,316	$8,512	$5,235

Net earnings allocated to participating securities	(33)	(23)	(17)

Net earnings allocated to common stock	$11,283	$8,489	$5,218

Basic earnings per common share computation
Distributed earnings allocated to common stock	$6,914	$5,704	$5,507
Undistributed earnings allocated to common stock	4,369	2,785	(289)

Net earnings allocated to common stock	$11,283	$8,489	$5,218

Weighted average common shares outstanding, including shares considered participating securities	10,630	8,668	8,570
Less: Average participating securities	(30)	(13)	(23)

Weighted average shares	10,600	8,655	8,547

Basic earnings per common share	$1.06	$0.98	$0.61

Diluted earnings per common share computation
Net earnings allocated to common stock	$11,283	$8,489	$5,218

Weighted average common shares outstanding for basic earnings per common share	10,600	8,655	8,547
Add: Dilutive effects of assumed exercises of stock options	9	17	19

Weighted average shares and dilutive potential common shares	10,609	8,672	8,566

Diluted earnings per common share	$1.06	$0.98	$0.61

3.  Securities

Securities available-for-sale at December 31, 2010 and 2009 are as follows:

	December 31, 2010				December 31, 2009
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$ 8,139	$ 66	$ -	$ 8,205	$ 10,288	$ 5	$(24)	$ 10,269
U.S. Gov’t sponsored entities	104,328	2,016	(403)	105,941	107,615	94	(748)	106,961
State & political subdivisions	117,928	1,011	(2,528)	116,411	55,710	991	(140)	56,561
Residential mortgage & asset backed	221,304	2,364	(1,249)	222,419	144,878	1,188	(666)	145,400
Corporate notes & bonds	14,347	-	(3,596)	10,751	18,713	-	(5,082)	13,631
Pooled trust preferred	2,190	12	(910)	1,292	4,594	-	(2,685)	1,909
Pooled SBA	33,788	266	(92)	33,962	8,894	102	(7)	8,989
Other securities	1,670	26	-	1,696	1,670	28	(3)	1,695

Total	$503,694	$5,761	$(8,778)	$500,677	$352,362	$2,408	$(9,355)	$345,415

At December 31, 2010 and 2009, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Corporate equity securities	$952	$853
International mutual funds	430	282
Large cap value mutual funds	247	80
Certificates of deposit	208	157
U.S. Government sponsored entities	147	377
Large cap growth mutual funds	139	252
Corporate notes and bonds	96	-
Money market mutual funds	75	114
Small cap mutual funds	29	70
Mid cap mutual funds	28	46
Federal National Mortgage Association preferred stock	-	56
Federal Home Loan Mortgage Corporation preferred stock	-	46

Total	$2,351	$2,333

Securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$ -	$ -	$ -	$ -	$ -	$ -
U.S. Gov’t sponsored entities	11,077	(403)	-	-	11,077	(403)
State & political subdivisions	61,312	(2,440)	3,904	(88)	65,216	(2,528)
Residential mortgage & asset backed	69,576	(1,228)	5,770	(21)	75,346	(1,249)
Corporate notes & bonds	992	(3)	9,770	(3,593)	10,762	(3,596)
Pooled trust preferred	-	-	288	(910)	288	(910)
Pooled SBA	12,147	(92)	-	-	12,147	(92)
Other securities	-	-	-	-	-	-

	$155,104	$(4,166)	$19,732	$(4,612)	$174,836	$(8,778)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009

U.S. Treasury	$ 6,201	$ (24)	$ -	$ -	$ 6,201	$ (24)
U.S. Gov’t sponsored entities	49,420	(748)	-	-	49,420	(748)
State & political subdivisions	9,865	(103)	3,710	(37)	13,575	(140)
Residential mortgage & asset backed	68,293	(644)	3,198	(22)	71,491	(666)
Corporate notes & bonds	-	-	13,631	(5,082)	13,631	(5,082)
Pooled trust preferred	-	-	1,909	(2,685)	1,909	(2,685)
Pooled SBA	1,009	(7)	-	-	1,009	(7)
Other securities	-	-	146	(3)	146	(3)

	$134,788	$(1,526)	$22,594	$(7,829)	$157,382	$(9,355)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2010, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Within the next two years, management expects that credit markets will normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to begin calling their collateral in 2011 and 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of one of these securities was recognized in 2008 earnings in the amount of $2,000, and an impairment loss for the entire cost basis of another security was recognized in 2009 earnings in the amount of $1,000. Impairment losses for the remaining securities were recognized in earnings in 2009 and in 2010 as disclosed in the table below. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

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

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the year ended December 31, 2010:

	Adjusted Amortized Cost	Fair Value	Unrealized Gain (Loss)	Credit Losses Realized in Earnings
ALESCO Preferred Funding V, Ltd.	$800	$260	$(540)	$440
ALESCO Preferred Funding XII, Ltd.	280	19	(261)	933
ALESCO Preferred Funding XVII, Ltd.	-	-	-	-
Preferred Term Securities XVI, Ltd.	118	9	(109)	868
US Capital Funding VI, Ltd.	-	-	-	-
MM Community Funding II, Ltd.	992	1,004	12	-

Total	$2,190	$1,292	$(898)	$2,241

A roll-forward of the other-than-temporary impairment amount related to credit losses for the year ended December 31, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	868
Additional credit loss for which other-than-temporary impairment was previously recognized	1,373

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$3,656

A roll-forward of the other-than-temporary impairment amount related to credit losses for the year ended December 31, 2009 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period (as measured effective April 1, 2009 upon adoption of ASC 320-10-65)	$-
Additional credit loss for which other-than-temporary impairment was not previously recognized	1,415

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$1,415

At December 31, 2010, approximately 10% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

For all of the securities that comprise corporate notes and bonds and states and political subdivisions, management monitors publicly available financial information such as filings with the Securities and Exchange Commission in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2010 and 2009, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2010 and 2009, securities carried at $127,364 and $112,282, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$ 30,210	$ 30,184	$ 27,183	$ 27,175
1 year – 5 years	54,476	55,030	74,532	74,608
5 years – 10 years	126,403	126,585	61,617	61,077
After 10 years	69,631	64,763	42,482	35,460

	280,720	276,562	205,814	198,320
Residential mortgage & asset backed securities	221,304	222,419	144,878	145,400

Total debt securities	$502,024	$498,981	$350,692	$343,720

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2010	$95,381	$1,677	$17
2009	107,561	2,042	1,647
2008	6,495	135	18

The tax provision related to these net realized gains was $581, $138, and $41, respectively.

During 2010 and 2008, the Corporation sold securities carried at fair value under the fair value option. Proceeds were $34 in 2010 and $3,147 in 2008, resulting in gross losses of $68 in 2010 and $602 in 2008.

4.  Loans

Total net loans at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Commercial, industrial, and agricultural	$257,491	$239,966
Commercial mortgages	212,878	193,632
Residential real estate	266,604	226,931
Consumer	53,202	54,854
Credit cards	2,870	2,248
Overdrafts	3,964	391
Less: unearned discount	(2,447)	(2,880)
allowance for loan losses	(10,820)	(9,795)

Loans, net	$783,742	$705,347

At December 31, 2010 and 2009, net unamortized loan costs and fees of ($167) and ($417), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008

Balance, beginning of year	$9,795	$8,719	$6,773
Charge-offs	(4,371)	(3,611)	(2,044)
Recoveries	238	222	203

Net charge-offs	(4,133)	(3,389)	(1,841)
Provision for loan losses	5,158	4,465	3,787

Balance, end of year	$10,820	$9,795	$8,719

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2010:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$142	$509	$69	$-	$-	$-	$720
Collectively evaluated for impairment	3,375	2,759	1,847	1,561	96	219	9,857
Modified in a troubled debt restructuring	-	243	-	-	-	-	243
Acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending allowance balance	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Loans:
Loans individually evaluated for impairment	$2,616	$8,759	$235	$-	$-	$-	$11,610
Loans collectively evaluated for impairment	254,875	202,405	266,369	53,202	2,870	3,964	783,685
Loans modified in a troubled debt restructuring	-	1,714	-	-	-	-	1,714
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$257,491	$212,878	$266,604	$53,202	$2,870	$3,964	$797,009

Impaired loans are as follows:

	2010	2009
Loans with no allocated allowance for loan losses	$-	$3,182
Loans with allocated allowance for loan losses	13,324	10,880

	$13,324	$14,062

Amount of the allowance for loan losses allocated	$963	$1,409

	2010	2009	2008
Average of individually impaired loans during year	$12,106	$10,812	$5,086
Interest income recognized during impairment	383	116	27
Cash-basis interest income recognized	383	116	27

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$3,041	$2,616	$142
Commercial mortgage	11,356	8,759	509
Residential real estate	339	235	69

Total	$14,736	$11,610	$720

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off. There were no loans evaluated for impairment as of December 31, 2010 that had no related allowance recorded.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$2,344	$23
Commercial mortgages	8,276	321
Residential real estate	1,306	386
Consumer	-	154
Credit cards	-	5

Total	$11,926	$889

At December 31, 2009, nonaccrual loans were $12,757, and loans past due over 90 days still on accrual were $584.

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$225	$2,512	$2,367	$5,104	$252,387	$257,491
Commercial mortgages	129	1,184	8,597	9,910	202,968	212,878
Residential real estate	1,629	262	1,692	3,583	263,021	266,604
Consumer	455	145	154	754	52,448	53,202
Credit cards	20	10	5	35	2,835	2,870
Overdrafts	-	-	-	-	3,964	3,964

Total	$2,458	$4,113	$12,815	$19,386	$777,623	$797,009

Troubled Debt Restructurings

The Corporation has allocated $243,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. There were no loans with terms that had been modified in a troubled debt restructuring as of December, 31, 2009. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

Credit Quality Indicators

The Corporation classifies commercial, industrial, and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $1 million bi-annually and loans with an outstanding balance of less than $1 million at least annually.

The Corporation uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not rated as special mention, substandard, or doubtful are considered to be pass rated loans. All loans included in the following table have been assigned a risk rating within the past 12 months.

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$223,196	$4,830	$29,450	$15	$257,491
Commercial mortgages	188,846	7,673	16,249	110	212,878

Total	$412,042	$12,503	$45,699	$125	$470,369

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday are considered to be subprime loans. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in the consumer loan portfolio held by the Bank. Holiday’s loan portfolio is summarized as follows at December 31, 2010:

Consumer	$16,532
Residential real estate	1,149
Less: unearned discount	(2,447)

Total	$15,234

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010:

	Residential Real Estate	Consumer
Performing	$264,912	$53,048
Non-performing	1,692	154

Total	$266,604	$53,202

5.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Loans originated for resale, net of principal pay downs	$28,706	$49,717	$13,473
Proceeds from sales of loans held for sale	22,585	50,507	12,532
Net gains on sales of loans held for sale	688	931	331
Loan servicing fees	349	321	290

Total loans serviced for others was $106,265, $105,386, and $80,014 at December 31, 2010, 2009, and 2008, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Balance, beginning of year	$876	$552	$457
Additions	256	519	269
Amortization	(223)	(195)	(174)

Balance, end of year	$909	$876	$552

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $1,010, $1,001, and 800 at December 31, 2010, 2009, and 2008, respectively. No valuation allowance is deemed necessary at December 31, 2010, 2009, or 2008.

6.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2010 and 2009:

	2010	2009

Land	$4,458	$3,944
Premises and leasehold improvements	22,973	21,257
Furniture and equipment	16,626	15,711
Construction in progress	140	1,075

	44,197	41,987
Less: accumulated depreciation	20,062	18,632

Premises and equipment, net	$24,135	$23,355

Depreciation on premises and equipment amounted to $1,726 in 2010, $1,702 in 2009, and $1,607 in 2008.

The Corporation is committed under twelve noncancelable operating leases for facilities with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2010 are as follows:

2011	$352
2012	286
2013	208
2014	188
2015	167
Thereafter	1,420

$2,621

Rental expense, net of rental income, charged to occupancy expense for 2010, 2009, and 2008 was $368, $338, and $345, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain associated with this transaction which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method.

The minimum annual rental commitments under this lease at December 31, 2010 are as follows:

2011	$112
2012	112
2013	112
2014	112
2015	112
Thereafter	1,229

$1,789

7.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying balance sheet. Activity for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008

Balance, beginning of year	$252	$671	$516
Additions	453	253	375
Sales	(309)	(672)	(220)

Balance, end of year	$396	$252	$671

Expenses related to foreclosed real estate include:

	2010	2009	2008

Net loss (gain) on sale	$(117)	$(24)	$(66)
Operating expenses, net of rental income	69	103	90

	$(48)	$79	$24

8.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Balance, beginning of year	$10,821	$10,821
Acquired during the year	-	-

Balance, end of year	$10,821	$10,821

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

The change in the carrying amount of acquired intangible assets is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Balance, beginning of year	$3,652	$3,652	$3,652
Acquired during the year	-	-	-
Accumulated amortization	(3,652)	(3,567)	(3,467)

Balance, end of year	$ -	$ 85	$ 185

Aggregate amortization expense was $85, $100, and $100 during the years ended December 31, 2010, 2009, and 2008, respectively.

In 2005, the Corporation acquired certain assets of a consumer discount and finance company which the Corporation operates as Holiday Financial Services Corporation. The purchase price was $2,408 for the performing loans and customers of the business. The purchase price resulted in the Corporation recording a $500 customer relationship intangible which is being amortized using the straight-line method over five years. This intangible asset was fully amortized at December 31, 2010.

9.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2010:

Time deposits maturing:
2011	$178,679
2012	68,085
2013	88,310
2014	15,191
2015	12,708
Thereafter	6,466

$369,439

Certificates of deposit of $100 thousand or more totaled $165,626 and $111,770 at December 31, 2010 and 2009, respectively.

10.  Borrowings

Borrowings include $1,248 and $1,380 of demand notes payable to the U.S. Treasury Department at December 31, 2010 and 2009, respectively. These notes are issued under the U.S. Treasury Department’s program of investing the treasury tax and loan account balances in interest bearing demand notes insured by depository institutions. These notes bear interest at a rate of .25 percent less than the average Federal funds rate as computed by the Federal Reserve Bank.

The Corporation has available one $9 million line of credit with an unaffiliated institution, with a floating rate of 30 day LIBOR plus 180 basis points and a floor of 3.50%, which was in effect at both December 31, 2010 and 2009. The outstanding balance on the line was $0 at December 31, 2010 and $3,500 at December 31, 2009.

FHLB Borrowings

At December 31, 2010, the Bank had remaining borrowing capacity with the FHLB of $371 million. Borrowings with the FHLB are secured by a blanket pledge of selected securities in the amount of $55,564 and certain loans with a balance of $656,274. Borrowings from the FHLB at December 31, 2010 and 2009 are as follows:

Interest Rate	Maturity	2010	2009
(a)		$-	$4,500
(b)		-	20,000
(c)		-	10,000
(d)	01/31/11	4,750	-
(e)	09/17/15	20,000	-
(f)	06/01/17	10,000	10,000
(g)	08/07/17	5,000	5,000
(h)	08/07/17	5,000	5,000
(i)	08/07/17	10,000	10,000
(j)	10/10/17	10,000	10,000
(k)	07/07/23	700	700
(l)	09/05/23	2,591	2,687
(m)	06/11/24	598	616

		$68,639	$78,503

(a), (d), (e), (k) – Fixed rate borrowings at interest rates of 4.43%, 0.45%, 2.09%, and 4.72%, respectively.

(b) – Interest rate was fixed for two years after which FHLB converted to a floating interest rate based on the 3 month LIBOR + 0.18% if the 3 month LIBOR is equal to or greater than 8.0%. The interest rate was 4.52% at December 31, 2009. This borrowing was refinanced with borrowing (d) in September 2010 and the Corporation incurred a prepayment penalty of $1,101, which will be amortized into earnings during the five year term of borrowing (d), resulting in an effective interest rate for borrowing (d) of 3.14%.

(c) – Fixed rate borrowing at an interest rate of 5.63%. This borrowing was repaid in October 2010 and the Corporation incurred a prepayment penalty of $708, which is included in interest expense on borrowed funds in the accompanying consolidated statement of income.

(f) – Interest rate was fixed at 4.60% until June 2009 after which time FHLB has the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at December 31, 2010 and 2009.

(g) – Interest rate was fixed at 4.02% until February 2008 after which time FHLB has the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at December 31, 2010 and 2009.

(h) – Interest rate was fixed at 4.10% until August 2008 after which time FHLB has the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at December 31, 2010 and 2009.

(i) – Interest rate is fixed at 4.47% until August 2010 after which time FHLB has the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at December 31, 2010.

(j) – Interest rate was fixed at 3.97% until October 2009 after which time FHLB has the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at December 31, 2010 and 2009.

(l) – Fixed rate borrowing at an interest rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity.

(m) – Fixed rate borrowing at an interest rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity.

The terms of borrowings (a) through (k) are interest only payments with principal due at maturity.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2010, the Corporation had outstanding borrowings of $18,000 from an unaffiliated institution under an overnight borrowing agreement. The interest rate on this borrowing was 0.25%. At December 31, 2010, the Corporation had outstanding borrowings of $8,620 from another unaffiliated institution under an overnight borrowing agreement. The interest rate on this borrowing was 0.50%. The Corporation had no overnight borrowings at December 31, 2009.

The Bank entered into a borrowing transaction with an unaffiliated institution. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $13,346 at December 31, 2010. The borrowing has a maturity date of March 20, 2017 and a variable interest rate of 3 month LIBOR minus 1.0% through March 20, 2008, at which time the interest rate became fixed as defined. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate was 4.65% at December 31, 2009 and 5.25% at December 31, 2010, which will be the interest rate through the term of the borrowing.

In July 2010, Holiday entered into an unsecured line of credit facility with an unaffiliated institution having a maximum borrowing capacity of $15,000. Each separate borrowing under the facility bears interest at a floating rate determined at the time of the borrowing, as defined in the agreement, and matures in July 2011. As of December 31, 2010, there were no borrowings under the agreement. As of December 31, 2009, Holiday had three separate borrowings, two at $2,500 each and a $500 borrowing at an interest rate of 2.43% until June 2010 and one borrowing of $2,500 at an interest rate of 1.53% until January 2010.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 1.85% and 1.80% at December 31, 2010 and 2009, respectively. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value after June 15, 2012 for the first offering and September 15, 2012 for the second offering. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

Because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation.

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2010:

2011	$32,737
2012	125
2013	130
2014	136
2015	20,142
Thereafter	73,857

Total borrowed funds	$127,127

11.  Interest Rate Swap

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At December 31, 2010 and 2009, the variable rate on the subordinated debt was LIBOR plus 155 basis points (1.85% and 1.80% at December 31, 2010 and 2009, respectively) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

As of December 31, 2010 and 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of and for the years ended December 31, 2010 and 2009.

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2010	2009
Interest rate contract	Accrued interest and other liabilities	($867)	($701)

For the Year Ended December 31, 2010	(a)	(b)		(c)	(d)	(e)
Interest rate contract	($107)	Interest expense – subordinated debentures		($401)	Other income	$-

For the Year Ended
December 31, 2009 Interest rate contract	$204	Interest expense – subordinated debentures		($335)	Other income	$-

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $399.

12.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Current	$1,218	$4,100	$2,586
Deferred	2,251	(1,746)	(1,319)

Income tax expense	$3,469	$2,354	$1,267

The components of the net deferred tax asset as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Unrealized loss on securities available for sale	$1,057	$2,431
Allowance for loan losses	3,787	3,428
Deferred compensation	1,405	1,459
Impaired security valuation	899	2,880
Capital loss carryover	532	-
Post-retirement benefits	579	470
Unrealized loss on interest rate swap	303	245
Deferred loan fees/costs	58	146
Nonaccrual loan interest	215	403
Other	346	175

	9,181	11,637

Deferred tax liabilities:
Premises and equipment	1,026	828
Intangibles – section 197	2,416	2,025
Intangibles – mortgage servicing rights	318	307
Other	409	30

	4,169	3,190

Net deferred tax asset	$5,012	$8,447

The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income, and a tax planning strategy to realize the capital loss carryover included in the deferred tax asset.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2010	%	2009	%	2008	%

Tax at statutory rate	$5,175	35.0	$3,803	35.0	$2,276	35.0
Tax exempt income, net	(1,281)	(8.7)	(1,138)	(10.5)	(766)	(11.8)
Bank owned life insurance	(281)	(1.9)	(252)	(2.3)	(218)	(3.4)
Other	(144)	(0.9)	(59)	(0.5)	(25)	(0.3)

Income tax expense	$3,469	23.5	$2,354	21.7	$1,267	19.5

At December 31, 2010 and 2009, the Corporation has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2010 and 2009, there were no amounts accrued for interest and/or penalties.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Corporation’s 2006, 2007, and 2008 federal examinations have closed with no material impact to the Corporation’s financial position. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2007. Tax years 2007 through 2009 remain open to state examination.

13.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s contributions were $350, $337, and $314 in 2010, 2009, and 2008, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $107. The Corporation recognized profit sharing expense of $641, $612, and $595 in 2010, 2009, and 2008 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2010 and 2009, obligations of $2,842 and $2,828, respectively, were included in other liabilities for this plan. Expenses related to this plan were $227 in 2010, $675 in 2009, and $655 in 2008.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2010 and 2009, obligations of $580 and $560, respectively, were included in other liabilities for this plan. Expenses related to this plan were $21 in 2010, $22 in 2009, and $47 in 2008.

The Corporation has an unfunded post retirement benefits plan which provides certain health care benefits for retired employees who have reached the age of 60 and retired with 30 years of service. Benefits are provided for these retired employees and their qualifying dependents from the age of 60 through the age of 65. The Corporation uses a December 31 measurement date for this plan.

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Benefit obligation at beginning of year	$783	$456	$551
Interest cost	43	26	34
Service cost	34	26	31
Actual claim expense	(167)	(71)	(8)
Cost of early retirement window	-	140	-
Actuarial (gain)/loss	380	206	(152)

Benefit obligation at end of year	$1,073	$783	$456

Amounts recognized in accumulated other comprehensive income at December 31, 2010 and 2009 consist of:

	2010	2009

Net actuarial gain/(loss)	$(204)	$180
Transition obligation	(22)	(29)

	(226)	151
Tax effect	79	(53)

	$(147)	$98

The accumulated benefit obligation was $1,073 and $783 at December 31, 2010 and 2009, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2010	2009	2008

Service cost	$43	$26	$31
Interest cost	34	26	34
Cost of early retirement window	-	140	-
Net amortization of transition obligation and actuarial gain	3	(6)	(1)

Net periodic benefit cost	80	186	64

Net (gain) loss	380	206	(152)
Amortization of gain	4	14	8
Amortization of transition obligation	(7)	(8)	(7)

Total recognized in other comprehensive income	377	212	(151)

Total recognized in net periodic benefit cost and other comprehensive income	$457	$398	$(87)

The estimated net gain and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4 and $7, respectively.

The weighted average discount rate used to calculate net periodic benefit cost was 5.75% in 2010, 5.75% in 2009, and 6.25% in 2008 The weighted average rate used to calculate accrued benefit obligations was 5.50% in 2010, 5.75% in 2009, and 5.75% in 2008. The health care cost trend rate used to measure the expected costs of benefits for 2011 is 6.0% and is 5.0% for 2012 and thereafter. A one percent increase in the health care trend rates would result in an increase of $121 in the benefit obligation as of December 31, 2010, and would increase the service and interest costs by $18 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $103 and $14 in the benefit obligation and services and interest costs, respectively, at December 31, 2010.

14.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the amount of fees or compensation deferred plus gains or net of losses over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2010	2009	2008

Balance, beginning of year	$1,200	$894	$986
Deferrals, dividends, and changes in fair value recorded as an expense (benefit)	41	370	(44)
Deferred compensation payments	(203)	(64)	(48)

Balance, end of year	$1,038	$1,200	$894

15.  Stock-Based Compensation

Stock Options

A summary of the status of the stock options, adjusted retroactively for the effects of stock splits, is presented below:

	Stock Options	Weighted-average Exercise Price

Outstanding at January 1, 2010	159,019	$14.11
Granted	-	-
Exercised	(8,206)	8.46
Forfeited	(4,688)	13.10

Outstanding at December 31, 2010	146,125	$14.45

Options exercisable at December 31, 2010	146,125
Fair value of options granted during 2010	-
Number of authorized stock-based awards available for grant	469,741

Options outstanding and exercisable at December 31, 2010 are as follows:

Exercise Price	Number	Remaining Contractual Life

$ 9.00	28,750	1.0 years
13.30	33,125	2.0 years
16.04	43,000	4.0 years
17.54	41,250	3.0 years

	146,125

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2010 and 2009 was $217 and $367, respectively.

Additional information related to the stock option plan follows:

	2010	2009	2008

Intrinsic value of options exercised	$42	$363	-
Cash received from option exercises	69	671	-

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested stock options granted under the stock option plan.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2010	30,144	$14.83
Granted	16,500	15.00
Vested	(13,903)	14.42
Forfeited	(1,343)	14.93

Nonvested at December 31, 2010	31,398	$15.10

As of December 31, 2010 and 2009, there was $363 and $340, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2010, 2009, and 2008 was $210, $101 and $112, respectively. Compensation expense for restricted stock awards was $205 in 2010, $122 in 2009, and $147 in 2008.

16.  Related Party Transactions

The Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $3,814 on December 31, 2010 compared to $19,545 at December 31, 2009. During 2010, $995 of new loans were made, $15,725 was removed due to a change in the composition of related parties, and repayments totaled $1,001.

Deposits from principal officers, directors, and their affiliates were $14,280 and $12,693 at December 31, 2010 and 2009, respectively.

17.  Capital Requirements and Restrictions on Retained Earnings

Banks and bank financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Management believes as of December 31, 2010 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2010 and 2009:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital to Risk Weighted Assets
Consolidated	$132,101	15.38%	$68,723	8.0%	N/A
Bank	$113,451	13.51%	$67,199	8.0%	$83,999	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$121,350	14.13%	$34,361	4.0%	N/A
Bank	$103,610	12.33%	$33,599	4.0%	$50,399	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$121,350	8.81%	$55,066	4.0%	N/A
Bank	$103,610	7.77%	$53,358	4.0%	$66,698	5.0%

December 31, 2009
Total Capital to Risk Weighted Assets
Consolidated	$93,337	11.95%	$62,492	8.0%	N/A
Bank	$88,055	11.56%	$60,932	8.0%	$76,165	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$83,561	10.70%	$31,246	4.0%	N/A
Bank	$79,397	10.42%	$30,466	4.0%	$45,699	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$83,561	7.87%	$42,489	4.0%	N/A
Bank	$79,397	7.27%	$43,706	4.0%	$54,633	5.0%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2010, approximately $29.5 million of accumulated net earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements above.

18.  Off Balance Sheet Activities

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2010 and 2009:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$10,364	$140,922	$15,007	$120,324
Unused lines of credit	-	59,214	-	49,202
Standby letters of credit	-	22,914	-	16,652

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2010 have interest rates ranging from 2.40% to 16.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2009 have interest rates ranging from 2.50% to 16.00% and maturities ranging from 3 months to 20 years.

19.  Fair Value

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair values of certain mortgage-backed securities, one corporate bond, and one bond issued by a government sponsored entity classified as available for sale have been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price these securities using a proprietary model, which incorporates assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,205	$-	$8,205	$-
U.S. Government sponsored entities	105,941	2,000	101,941	2,000
States and political subdivisions	116,411	4,750	111,661	-
Residential mortgage and asset backed	222,419	20,405	199,745	2,269
Corporate notes and bonds	10,751	-	9,511	1,240
Pooled trust preferred	1,292	-	-	1,292
Pooled SBA	33,962	28,489	5,473	-
Other securities	1,696	1,696	-	-

Total Securities Available For Sale	$500,677	$57,340	$436,536	$6,801

Trading Securities:
Equity securities – financial services	$523	$523	$-	$-
International mutual funds	430	430	-	-
Large cap value mutual funds	247	247	-	-
Certificates of deposit	208	208	-	-
Equity securities – health care	151	151	-	-
U.S. Government sponsored entities	147	-	147	-
Large cap growth mutual funds	139	139	-	-
Equity securities – energy	119	119	-	-
Equity securities – industrials	98	98	-	-
Corporate notes and bonds	96	-	96	-
Money market mutual funds	75	75	-	-
Equity securities – utilities	61	61	-	-
Small cap mutual funds	29	29	-	-
Mid cap mutual funds	28	28	-	-

Total Trading Securities	$2,351	$2,108	$243	$-

Liabilities,
Interest rate swap	$(867)	$-	$(867)	$-

		Fair Value Measurements at December 31, 2009 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$10,269	$-	$10,269	$-
U.S. Government sponsored entities	106,961	30,643	76,318	-
States and political subdivisions	56,561	3,273	53,288	-
Residential mortgage and asset backed	145,400	5,625	139,272	503
Corporate notes and bonds	13,631	-	13,631	-
Pooled trust preferred	1,909	-	-	1,909
Pooled SBA	8,989	5,017	3,972	-
Other securities	1,695	1,695	-	-

Total Securities Available For Sale	$345,415	$46,253	$296,750	$2,412

Trading Securities:
Equity securities – financial services	$440	$440	$-	$-
U.S. Government sponsored entities	377	-	377	-
International mutual funds	282	282	-	-
Large cap growth mutual funds	252	252	-	-
Equity securities – health care	164	164	-	-
Certificates of deposit	157	157	-	-
Money market mutual funds	114	114	-	-
Equity securities – energy	109	109	-	-
Equity securities – U.S. Government sponsored entities	102	102	-	-
Equity securities – industrials	81	81	-	-
Large cap value mutual funds	80	80	-	-
Small cap mutual funds	70	70	-	-
Equity securities – utilities	59	59	-	-
Mid cap mutual funds	46	46	-	-

Total Trading Securities	$2,333	$1,956	$377	$-

Liabilities,
Interest rate swap	$(701)	$-	$(701)	$-

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred	Residential mortgage and asset backed	Pooled trust preferred
Beginning balance	$503	$-	$-	$1,909	$4,318	$3,079
Transfers into Level 3 (a) (b)	-	1,040	-	-	1,982	-
Transfers out of Level 3 (b) (c)	-	-	-	-	(3,399)	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	(2,241)	-	(2,415)
Included in other comprehensive income	-	200	-	1,787	-	1,318
Purchases, issuances, sales, and settlements:
Purchases	1,982		2,000
Sales	-	-	-	-	-	-
Settlements	(216)	-	-	(163)	(2,398)	(73)

Ending balance	$2,269	$1,240	$2,000	$1,292	$503	$1,909

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for this security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(c)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.

The unrealized losses reported in earnings for the years ended December 31, 2010 and 2009 for Level 3 assets that are still held at December 31, 2010 and 2009 relate to structured pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the year ended December 31, 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the year were transferred to the Level 2 category:

Description	Fair value on date of transfer
U.S. Government sponsored entities	$14,598
States and political subdivisions	3,273
Residential mortgage and asset backed	5,625

Total	$23,496

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. The Corporation’s policy is to recognize transfers as of the beginning of the reporting period.

During the year ended December 31, 2010, two pooled SBA securities that were classified as Level 2 securities at December 31, 2009 were transferred to the Level 1 category. The fair value on the date of transfer was $1,985. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,250			$8,250
Commercial, industrial, and agricultural	2,474			2,474
Residential real estate	166			166

		Fair Value Measurements at December 31, 2009 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$9,471			$9,471

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $11,610, with a valuation allowance of $720 as of December 31, 2010, resulting in an additional provision for loan losses of $708 for the year then ended. Impaired loans had a principal balance of $10,880, with a valuation allowance of $1,409 as of December 31, 2009, resulting in an additional provision for loan losses of $730 for the year then ended.

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

The following table presents the carrying amount and fair value of financial instruments at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$37,432	$37,432	$22,358	$22,358
Interest bearing time deposits with other banks	2,817	2,719	6,388	6,565
Securities available for sale	500,677	500,677	345,415	345,415
Trading securities	2,351	2,351	2,333	2,333
Loans held for sale	4,451	4,518	1,218	1,228
Net loans	783,742	807,972	705,347	728,074
FHLB and other equity interests	6,415	N/A	6,907	N/A
Accrued interest receivable	5,867	5,867	4,728	4,728

LIABILITIES
Deposits	$(1,162,868)	$(1,167,071)	$(956,858)	$(958,854)
FHLB, Treasury, tax and loan, and other borrowings	(106,507)	(109,963)	(101,383)	(109,753)
Subordinated debentures	(20,620)	(10,660)	(20,620)	(10,609)
Interest rate swap	(867)	(867)	(701)	(701)
Accrued interest payable	(1,666)	(1,666)	(1,906)	(1,906)

20.  Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2010	2009
Assets
Cash	$1,160	$1,035
Trading securities	77	65
Investment in bank subsidiary	105,686	79,038
Investment in non-bank subsidiaries	24,855	15,390
Deferred tax asset	569	220
Other assets	2,345	1,330

Total assets	$134,692	$97,078

Liabilities
Other borrowings	$1,750	$5,000
Subordinated debentures	20,620	20,620
Other liabilities	2,677	2,049

Total liabilities	25,047	27,669

Total shareholders’ equity	109,645	69,409

Total liabilities and shareholders’ equity	$134,692	$97,078

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,

Income	2010	2009	2008
Dividends from:
Bank subsidiary	$6,665	$2,808	$1,027
Non-bank subsidiaries	150	5,850	1,800
Other	165	91	127

Total income	6,980	8,749	2,954

Expenses	(1,383)	(1,373)	(1,391)

Income before income taxes and equity in undistributed netincome of subsidiaries	5,597	7,376	1,563

Income tax benefit	426	435	438
Equity in undistributed net income of bank subsidiary	4,463	6,008	5,719
Equity in undistributed net income (loss) of non-bank subsidiaries	830	(5,307)	(2,485)

Net income	$11,316	$8,512	$5,235

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2010	2009	2008
Net income
Adjustments to reconcile net income to net cash provided by	$11,316	$8,512	$5,235
operating activities:
Equity in undistributed net income of bank subsidiary	(4,463)	(6,008)	(5,719)
Equity in undistributed (net income) loss of non-bank subsidiaries	(830)	5,307	2,485
Net unrealized (gains) losses on securities for which fair value was elected	(12)	35	-
Decrease (increase) in other assets	(172)	(79)	81
Increase in other liabilities	202	1,311	172

Net cash provided by operating activities	6,041	9,078	2,254

Cash flows from investing activities:
Capital transfer to subsidiaries	(29,130)	(3,725)	(4,800)
Purchase of securities	-	-	(100)

Net cash used in investing activities	(29,130)	(3,725)	(4,900)

Cash flows from financing activities:
Dividends paid	(6,933)	(5,726)	(5,525)
Purchase of treasury stock	-	-	(659)
Proceeds from sale of treasury stock and option exercises, including tax benefit	1,269	1,905	982
Proceeds from stock offering, net of issuance costs	32,128	-	-
Proceeds from long-term borrowing	-	-	5,000
Repayment of long-term borrowing	(3,500)	(1,500)
Net advance from subsidiary	250	-	1,500

Net cash provided by (used in) financing activities	23,214	(5,321)	1,298

Net increase (decrease) in cash	125	32	(1,348)
Cash beginning of year	1,035	1,003	2,351

Cash end of year	$1,160	$1,035	$1,003

21.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects were as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Unrealized holding gains (losses) on available for sale securities	$3,815	$2,653	$(9,781)
Less reclassification adjustment for (gains) and losses recognized in earnings	(1,660)	(395)	(117)

Net unrealized gains (losses)	2,155	2,258	(9,898)
Tax effect	(755)	(790)	3,464

Net-of-tax amount	1,400	1,468	(6,434)

Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(466)	(1,527)	(3,963)
Less reclassification adjustment for impairment loss recognized in earnings	2,241	2,443	3,963

Net unrealized gains (losses)	1,775	916	-
Tax effect	(621)	(321)	-

Net-of-tax amount	1,154	595	-

Actuarial gain (loss) on postemployment health care plan	(380)	(206)	152
Net amortization of transition obligation and actuarial gain	3	(6)	(1)

Net unrealized gain on postemployment health care plan	(377)	(212)	151
Tax effect	132	74	(53)

Net-of-tax amount	(245)	(138)	98

Unrealized gain (loss) on interest rate swap
Less reclassification adjustment for losses recognized	(566)	(21)	(1,062)
in earnings	401	335	47

Net unrealized gain (loss)	(165)	314	(1,015)
Tax effect	58	(110)	355

Net-of-tax amount	(107)	204	(660)

Other comprehensive income (loss)	$2,202	$2,129	$(6,996)

The following is a summary of the accumulated other comprehensive loss balance, net of tax, at December 31, 2010 and 2009:

	Balance at 12/31/09	Current period change	Balance at 12/31/10

Unrealized gains (losses) on securities available for sale	$(4,517)	$2,554	$(1,963)
Unrealized gain (loss) on postretirement benefits plan	98	(245)	(147)
Unrealized gain (loss) on interest rate swap	(456)	(107)	(563)

Total	$(4,875)	$2,202	$(2,673)

22. Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Quarters Ended in 2010				Quarters Ended in 2009
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest and dividend income	$14,168	$15,328	$15,797	$15,854	$13,955	$13,833	$14,026	$14,056
Net interest income	9,441	10,685	11,263	10,702	9,203	9,367	9,484	9,348
Provision for loan losses	585	1,161	853	2,559	862	1,008	1,094	1,501
Non-interest income	2,034	2,079	1,841	3,566	1,951	2,802	2,066	901
Non-interest expense	8,089	7,402	8,113	8,064	7,359	7,810	7,484	7,138
Net income	2,160	3,124	3,106	2,926	2,226	2,488	2,249	1,549
Net income per share, basic	0.25	0.34	0.25	0.23	0.26	0.29	0.26	0.17
Net income per share, diluted	0.25	0.34	0.25	0.23	0.26	0.29	0.26	0.17

A provision for loan losses in the amount of $2,559 and $1,501 was recorded during the quarters ended December 31, 2010 and 2009, respectively, as a result of increases in net charge-offs in the commercial mortgage loan portfolio in the fourth quarter 2010 and the consumer discount loan portfolio in the fourth quarter of 2009. The quarterly volatility in non-interest income primarily relates to other-than-temporary impairment of securities.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2010. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Cleveland, Ohio

March 4, 2011

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of Form 10-K.

Joseph B. Bower, Jr.	Charles R. Guarino
President and Chief Executive Officer	Treasurer and Principal Financial Officer
Date: March 4, 2011	Date: March 4, 2011

ITEM 9B.  OTHER INFORMATION

Item 5.02.  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Employment Agreements

The Corporation and the Bank entered into an executive employment agreement with Joseph B. Bower, Jr., the President and Chief Executive Officer of both the Corporation and the Bank, effective January 1, 2010 (the “Bower Executive Employment Agreement”). The Bank also entered into an Executive Employment Agreement with Mark D. Breakey, the Executive Vice President and Chief Credit Officer of the Bank, effective January 1, 2010 (the “Breakey Executive Employment Agreement”). The Bower Executive Employment Agreement terminates and replaces all prior employment agreements between the Corporation, the Bank and Mr. Bower. The following description of the executive employment agreements is a summary of their material terms and does not purport to be complete, and is qualified in its entirety by reference to the executive employment agreements, which are filed as Exhibits 10.1 and 10.5, respectively, to this Form 10-K.

The Bower Executive Employment Agreement is for a three-year term commencing on January 1, 2010 and ending on December 31, 2012 while the Breakey Executive Employment Agreement is for a one-year term commencing on January 1, 2010 and ending on December 31, 2010. Both executive employment agreements provide for automatic renewal for successive terms of one year unless either party gives written notice, at least ninety days prior to the end of the then current term, of his or its intent not to renew the contract. The term of the Breakey Executive Employment Agreement has been automatically extended to a December 31, 2011 expiration date. For 2010, the Bower Executive Employment Agreement provides for a $250,000 base salary while the Breakey Executive Employment Agreement provides that Mr. Breakey’s base salary will be established by the Board of Directors. After 2010, both executive’s base salaries will be established by the Board of Directors. In addition to the base salary, the executive employment agreements provide for, among other things, stock awards, stock options/rights and bonuses as may from time to time be awarded by the Board of Directors and certain fringe benefits including a family country club membership for each executive as well as an automobile for Mr. Bower. Each executive employment agreement contains a covenant not to compete against the Corporation, the Bank or any related entities during the term of employment and for three years following termination of employment and a covenant to protect the Corporation’s and the Bank’s confidential information.

In the event Mr. Bower or Mr. Breakey is terminated without cause, regardless of whether such termination is in connection with a change of control, or voluntarily terminates employment under certain specific circumstances following a change of control, the executive is entitled to receive a lump sum cash payment. For Mr. Bower, the lump sum cash payment is equal to 2.99 times his base salary for the year in which his employment ends plus 2.99 times the average incentive bonus paid over the preceding three year period. For Mr. Breakey, the lump sum cash payment is equal to 2.50 times his base salary for the year in which his employment ends plus 2.50 times the average incentive bonus paid over the preceding three year period.

Cash and benefits paid to a Messrs. Bower and Breakey under the executive employment agreements following a change of control, together with payments under other benefit plans, may constitute an “excess parachute” payment under Section 280G of the Internal Revenue Code, of 1986, as amended, resulting in the imposition of a 20% excise tax on the recipient and the denial of the deduction for such excess amounts to the Corporation or the Bank. The executive employment agreements do not provide for tax indemnity for any such potential excise taxes that may be due by Messrs. Bower or Breakey.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I – Item 1 – Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders (the “2011 proxy statement”), which we will file with the SEC on or before 120 days after our 2011 fiscal year-end, and which will appear in the 2011 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.bankcnb.com, under the “About Us” heading.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated	Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, filed as Appendix B to the 2005 Proxy Statement and incorporated herein by reference.
3.2	By-Laws, filed as Appendix C to the 2005 Proxy Statement and incorporated herein by reference.
10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed herewith. *
10.2	1999 Stock Incentive Plan filed as Appendix A to the 1999 Proxy Statement and incorporated herein by reference. *
10.3	Employment contract with Richard L. Sloppy, filed as Exhibit 10.4 to Form 10-K for 2008 and incorporated herein by reference. *
10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941 and incorporated herein by reference. *
10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed herewith. *
10.6	Employment contract with Richard L. Greslick, Jr., Senior Vice President/Administration, filed herewith. *
21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Form 10-K for 2006 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Section 1350 Certifications (CEO and Chief Financial Officer), filed herewith.
99.1	Additional information mailed to shareholders with proxy statement and Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

Date:	March 4, 2011	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2011.

/s/ Joseph B. Bower, Jr. JOSEPH B. BOWER, JR. President and Director (Principal Executive Officer)	/s/ Dennis L. Merrey DENNIS L. MERREY, Chairman

/s/ Charles R. Guarino CHARLES R. GUARINO Treasurer (Principal Financial and Accounting Officer)	/s/ Jeffrey S. Powell JEFFREY S. POWELL, Director

/s/ Robert E. Brown ROBERT E. BROWN, Director	/s/ Charles H. Reams CHARLES H. REAMS, Director

/s/ William F. Falger WILLIAM F. FALGER, Director	/s/ James B. Ryan JAMES B. RYAN, Director

/s/ Robert W. Montler ROBERT W. MONTLER, Director	/s/ Richard B. Seager RICHARD B. SEAGER, Director

/s/ Deborah Dick Pontzer DEBORAH DICK PONTZER, Director	/s/ Peter F. Smith PETER F. SMITH, Director