Form 10-Q
period 2011-03-31
CNB FINANCIAL CORP/PA
filed 2011-05-05
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-13396

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

The number of shares outstanding of the issuer’s common stock as of May 5, 2011

COMMON STOCK NO PAR VALUE PER SHARE: 12,288,681 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, liquidity, results of operations, future performance and business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements include, but are not limited to: changes in general business, industry or economic conditions or competition; changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; adverse changes or conditions in capital and financial markets; changes in interest rates; higher than expected costs or other difficulties related to integration of combined or merged businesses; the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; changes in the quality or composition of our loan and investment portfolios; adequacy of loan loss reserves; increased competition; loss of certain key officers; continued relationships with major customers; deposit attrition; rapidly changing technology; unanticipated regulatory or judicial proceedings and liabilities and other costs; changes in the cost of funds, demand for loan products or demand for financial services; and other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$29,398	$24,584
Interest bearing deposits with other banks	13,181	12,848

Total cash and cash equivalents	42,579	37,432

Interest bearing time deposits with other banks	2,718	2,817
Securities available for sale	562,871	500,677
Trading securities	2,395	2,351
Loans held for sale	6,059	4,451
Loans	795,027	797,009
Less: unearned discount	(2,459)	(2,447)
Less: allowance for loan losses	(11,224)	(10,820)

Net loans	781,344	783,742
FHLB and other equity interests	6,145	6,415
Premises and equipment, net	24,485	24,135
Bank owned life insurance	24,991	19,742
Mortgage servicing rights	898	908
Goodwill	10,821	10,821
Accrued interest receivable and other assets	18,829	20,020

TOTAL	$1,484,135	$1,413,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$145,538	$140,836
Interest bearing deposits	1,080,868	1,022,032

Total deposits	1,226,406	1,162,868

Treasury, tax and loan borrowings	930	1,248
FHLB and other borrowings	109,609	105,259
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	13,700	13,871

Total liabilities	1,371,265	1,303,866

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	—	—
Additional paid in capital	44,427	44,676
Retained earnings	74,311	73,059
Treasury stock, at cost (321,386 shares at March 31, 2011 and 362,342 shares at December 31, 2010)	(4,787)	(5,417)
Accumulated other comprehensive loss	(1,081)	(2,673)

Total shareholders’ equity	112,870	109,645

TOTAL	$1,484,135	$1,413,511

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,705	$11,312
Deposits with banks	42	32
Securities:
Taxable	3,258	2,340
Tax-exempt	682	476
Dividends	7	8

Total interest and dividend income	15,694	14,168

INTEREST EXPENSE:
Deposits	3,435	3,440
Borrowed funds	769	1,098
Subordinated debentures	191	189

Total interest expense	4,395	4,727

NET INTEREST INCOME	11,299	9,441
PROVISION FOR LOAN LOSSES	777	585

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,522	8,856

NON-INTEREST INCOME:
Wealth and asset management fees	415	395
Service charges on deposit accounts	963	945
Other service charges and fees	352	301
Net realized and unrealized gains on securities for which fair value was elected	113	120
Mortgage banking	179	201
Bank owned life insurance	249	202
Other	240	260

	2,511	2,424

Total other-than-temporary impairment losses on available-for-sale securities	(398)	(784)
Less portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(398)	(784)
Net realized gains on available-for-sale securities	74	432

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(324)	(352)

Total non-interest income	2,187	2,072

NON-INTEREST EXPENSES:
Salaries and benefits	4,243	3,977
Net occupancy expense of premises	1,199	1,135
FDIC insurance premiums	449	389
Amortization of intangibles	—	25
Other	2,400	2,601

Total non-interest expenses	8,291	8,127

INCOME BEFORE INCOME TAXES	4,418	2,801
INCOME TAX EXPENSE	1,141	641

NET INCOME	$3,277	$2,160

EARNINGS PER SHARE:
Basic	$0.27	$0.25
Diluted	$0.27	$0.25

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended March 31,
	2011	2010

NET INCOME	$3,277	$2,160

Other comprehensive income (loss), net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of ($36) and $32, respectively	67	(59)

Net change in unrealized gains (losses) on securities available for sale:

Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of ($32) and $17, respectively	60	(33)

Reclassification adjustment for losses included in net income, net of tax of ($139) and ($274), respectively	259	510

	319	477

Unrealized gains on other securities available for sale:

Unrealized gains arising during the period, net of tax of ($675) and ($639), respectively	1,254	1,186

Reclassification adjustment for accumulated gains included in net income, net of tax of $26 and $151, respectively	(48)	(281)

	1,206	905

Other comprehensive income	1,592	1,323

COMPREHENSIVE INCOME	$4,869	$3,483

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,277	$2,160
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	777	585
Depreciation and amortization	502	509
Amortization, accretion and deferred loan fees and costs	738	491
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	324	352
Net realized and unrealized gains on securities for which fair value was elected	(113)	(120)
Proceeds from sale of securities for which fair value was elected	170	—
Purchase of securities for which fair value was elected	(143)	—
Gain on sale of loans	(151)	(169)
Net gains on dispositions of premises and equipment and foreclosed assets	(3)	(23)
Proceeds from sale of loans	7,979	3,695
Origination of loans held for sale	(9,486)	(5,750)
Increase in bank owned life insurance	(249)	(202)
Stock-based compensation expense	53	77
Contribution of treasury stock	30	—
Changes in:
Accrued interest receivable and other assets	388	(900)
Accrued interest payable and other liabilities	(68)	(232)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,025	473

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	99	1,224
Proceeds from maturities, prepayments and calls of securities	22,299	18,822
Proceeds from sales of securities	23,610	26,970
Purchase of securities	(106,790)	(88,643)
Loan origination and payments, net	1,565	3,086
Purchase of bank owned life insurance	(5,000)	(2,500)
Redemption of FHLB and other equity interests	270	83
Purchase of premises and equipment	(805)	(879)
Proceeds from the sale of premises and equipment and foreclosed assets	31	82

NET CASH USED IN INVESTING ACTIVITIES	(64,721)	(41,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	58,581	50,550
Certificates of deposit	4,957	25,084
Proceeds from sale of treasury stock	298	299
Proceeds from exercise of stock options	—	42
Cash dividends paid	(2,025)	(1,449)
Repayment of long-term borrowings	(29)	(28)
Net change in short-term borrowings	4,061	(231)

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,843	74,267

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,147	32,985

CASH AND CASH EQUIVALENTS, Beginning	37,432	22,358

CASH AND CASH EQUIVALENTS, Ending	$42,579	$55,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,442	$4,760
Income taxes	$17	$370

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$69	$238
Grant of restricted stock awards from treasury stock	$266	$233

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three months ended March 31, 2011 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Form 10-K for the period ended December 31, 2010. All amounts are stated in thousands, except share data.

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

At March 31, 2011, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three month period then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $53 and $77 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $576 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended March 31, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	31,398	$15.10
Granted	17,900	14.88
Vested	(7,829)	14.55
Forfeited	—	—

Nonvested at end of period	41,469	$15.11

FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in certain equity securities in order to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized gains that were included in earnings for the three months ended March 31, 2011 were $103 and $120, respectively. Realized gains on the sale of securities for which the fair value option was elected were $10 during the three months ended March 31, 2011. There were no sales of securities for which the fair value option was elected during the three months ended March 31, 2010.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $7 and $8 for the three months ended March 31, 2011 and 2010.

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair values of certain residential mortgage-backed securities, one corporate bond, and one bond issued by a government sponsored entity classified as available for sale have been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price these securities using a proprietary model, which incorporates assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities Available For Sale:
U.S. Treasury	$12,215	$4,053	$8,162	$—
U.S. Government sponsored entities	104,546	16,124	88,422	—
States and political subdivisions	116,310	4,929	111,381	—
Residential mortgage and asset backed	277,169	37,659	235,404	4,106
Commercial mortgage and asset backed	2,085	2,085	—	—
Corporate notes and bonds	11,838	—	9,943	1,895
Pooled trust preferred	1,402	—	—	1,402
Pooled SBA	35,605	33,611	1,994	—
Other securities	1,701	1,701	—	—

Total Securities Available For Sale	$562,871	$100,162	$455,306	$7,403

Trading Securities:
Equity securities – financial services	$524	$524	$—	$—
International mutual funds	454	454	—	—
Large cap value mutual funds	216	216	—	—
U.S. Government sponsored entities	195	—	195	—
Equity securities – health care	172	172	—	—
Certificates of deposit	157	157	—	—
Equity securities – energy	136	136	—	—
Large cap growth mutual funds	116	116	—	—
Equity securities – industrials	111	111	—	—
Corporate notes and bonds	96	—	96	—
Money market mutual funds	96	96	—	—
Equity securities - utilities	62	62	—	—
Small cap mutual funds	32	32	—	—
Mid cap mutual funds	28	28	—	—

Total Trading Securities	$2,395	$2,104	$291	$—

Liabilities,
Interest rate swap	$(763)	$—	$(763)	$—

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,205	$—	$8,205	$—
U.S. Government sponsored entities	105,941	2,000	101,941	2,000
States and political subdivisions	116,411	4,750	111,661	—
Residential mortgage and asset backed	222,419	20,405	199,745	2,269
Corporate notes and bonds	10,751	—	9,511	1,240
Pooled trust preferred	1,292	—	—	1,292
Pooled SBA	33,962	28,489	5,473	—
Other securities	1,696	1,696	—	—

Total Securities Available For Sale	$500,677	$57,340	$436,536	$6,801

Trading Securities:
Equity securities – financial services	$523	$523	$—	$—
International mutual funds	430	430	—	—
Large cap value mutual funds	247	247	—	—
Certificates of deposit	208	208	—	—
Equity securities – health care	151	151	—	—
U.S. Government sponsored entities	147	—	147	—
Large cap growth mutual funds	139	139	—	—
Equity securities – energy	119	119	—	—
Equity securities – industrials	98	98	—	—
Corporate notes and bonds	96	—	96	—
Money market mutual funds	75	75	—	—
Equity securities - utilities	61	61	—	—
Small cap mutual funds	29	29	—	—
Mid cap mutual funds	28	28	—	—

Total Trading Securities	$2,351	$2,108	$243	$—

Liabilities,
Interest rate swap	$(867)	$—	$(867)	$—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred

Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers into Level 3	—	—	—	—
Transfers out of Level 3 (a)(b)	—	—	(2,000)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(398)
Included in other comprehensive income	—	655	—	508
Purchases, issuances, sales, and settlements:
Purchases	1,917		—
Sales	—	—	—	—
Settlements	(80)	—	—	—

Balance, March 31, 2011	$4,106	$1,895	$—	$1,402

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.

(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred

Balance, January 1, 2010	$503	$—	$1,909
Transfers into Level 3 (a) (b)	—	1,040	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(784)
Included in other comprehensive income	—	320	769
Purchases, issuances, sales, and settlements:		—	—
Sales	—	—	—
Settlements	(43)	—	—

Balance, March 31, 2010	$460	$1,360	$1,894

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for this security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The unrealized losses reported in earnings for the three months ended March 31, 2011 and 2010 for Level 3 assets that are still held at the balance sheet date relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the three months ended March 31, 2011 and 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2011	2010

U.S. Government sponsored entities	$2,000	$28,643
States and political subdivisions	4,750	3,273
Residential mortgage and asset backed	20,405	5,384

Total	$27,155	$37,300

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. During the three months ended March 31, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market. There were no transfers of securities from the Level 2 category to the Level 1 category during the three months ended March 31, 2010.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$11,111	$—	$—	$11,111
Commercial, industrial, and agricultural	5,505	—	—	5,505
Residential real estate	149	—	—	149

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$9,721	$—	$—	$9,721
Commercial, industrial, and agricultural	2,474	—	—	2,474
Residential real estate	166	—	—	166

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $17,715 with a valuation allowance of $950 as of March 31, 2011, resulting in an additional provision for loan losses of $22 for the three months then ended. Impaired loans had a principal balance of $13,324 with a valuation allowance of $963 as of December 31, 2010, resulting in an additional provision for loan losses of $951 for the year then ended.

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

The following table presents the carrying amount and fair value of financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
ASSETS
Cash and cash equivalents	$42,579	$42,579	$37,432	$37,432
Interest bearing time deposits with other banks	2,718	2,599	2,817	2,719
Securities available for sale	562,871	562,871	500,677	500,677
Trading securities	2,395	2,395	2,351	2,351
Loans held for sale	6,059	6,124	4,451	4,518
Net loans	781,344	812,857	783,742	807,972
FHLB and other equity interests	6,145	N/A	6,415	N/A
Accrued interest receivable	6,399	6,399	5,867	5,867

LIABILITIES
Deposits	$(1,226,406)	$(1,228,914)	$(1,162,868)	$(1,167,071)
FHLB, Treasury, tax and loan, and other borrowings	(110,539)	(113,846)	(106,507)	(109,963)
Subordinated debentures	(20,620)	(10,670)	(20,620)	(10,660)
Interest rate swap	(763)	(763)	(867)	(867)
Accrued interest payable	(1,619)	(1,619)	(1,666)	(1,666)

SECURITIES

Securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$12,154	$61	$—	$12,215	$8,139	$66	$—	$8,205
U.S. Gov’t sponsored entities	103,551	1,433	(438)	104,546	104,328	2,016	(403)	105,941
State & political subdivisions	116,778	1,269	(1,737)	116,310	117,928	1,011	(2,528)	116,411
Residential mortgage & asset backed	275,508	2,738	(1,077)	277,169	221,304	2,364	(1,249)	222,419
Commercial mortgage & asset backed	2,085	—	—	2,085	—	—	—	—
Corporate notes & bonds	14,350	—	(2,512)	11,838	14,347	—	(3,596)	10,751
Pooled trust preferred	1,792	30	(420)	1,402	2,190	12	(910)	1,292
Pooled SBA	35,655	150	(200)	35,605	33,788	266	(92)	33,962
Other securities	1,670	31	—	1,701	1,670	26	—	1,696

Total	$563,543	$5,712	$(6,384)	$562,871	$503,694	$5,761	$(8,778)	$500,677

At March 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at March 31, 2011 and December 31, 2010 are as follows:

	March 31 2011	December 31, 2010

Corporate equity securities	$1,005	$952
International mutual funds	454	430
Large cap value mutual funds	216	247
U.S. Government sponsored entities	195	147
Certificates of deposit	157	208
Large cap growth mutual funds	116	139
Corporate notes and bonds	96	96
Money market mutual funds	96	75
Small cap mutual funds	32	29
Mid cap mutual funds	28	28

Total	$2,395	$2,351

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	21,081	(437)	1,999	(1)	23,080	(438)
State & political subdivisions	57,490	(1,683)	1,607	(54)	59,097	(1,737)
Residential mortgage & asset backed	92,167	(1,074)	903	(3)	93,070	(1,077)
Commercial mortgage & asset backed	—	—	—	—	—	—
Corporate notes & bonds	994	(1)	11,835	(2,511)	12,829	(2,512)
Pooled trust preferred	—	—	380	(420)	380	(420)
Pooled SBA	19,237	(200)	—	—	19,237	(200)
Other securities	—	—	—	—	—	—

	$190,969	$(3,395)	$16,724	$(2,989)	$207,693	$(6,384)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

December 31, 2010

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	11,077	(403)	—	—	11,077	(403)
State & political subdivisions	61,312	(2,440)	3,904	(88)	65,216	(2,528)
Residential mortgage & asset backed	69,576	(1,228)	5,770	(21)	75,346	(1,249)
Corporate notes & bonds	992	(3)	9,770	(3,593)	10,762	(3,596)
Pooled trust preferred	—	—	288	(910)	288	(910)
Pooled SBA	12,147	(92)	—	—	12,147	(92)
Other securities	—	—	—	—	—	—

	$155,104	$(4,166)	$19,732	$(4,612)	$174,836	$(8,778)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2011, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Management expects that credit markets will begin to normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to begin calling their collateral in 2011 and 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of two of these securities was recognized in earnings prior to 2010, and impairment losses for the remaining securities were recognized in earnings during the three months ended March 31, 2011 as disclosed in the table below. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the three months ended March 31, 2011:

	Adjusted Amortized Cost	Unrealized Gain (Loss)	Fair Value	Credit Losses Recognized in Earnings
ALESCO Preferred Funding V, Ltd.	$800	$(420)	$380	$—
ALESCO Preferred Funding XII, Ltd.	—	—	—	280
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—
Preferred Term Securities XVI, Ltd.	—	—	—	118
US Capital Funding VI, Ltd.	—	—	—	—
MM Community Funding II, Ltd.	992	30	1,022	—

Total	$1,792	$(390)	$1,402	$398

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	784

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$2,199

At March 31, 2011, approximately 7% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

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

As of March 31, 2011 and December 31, 2010, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2011	$23,610	$146	($72)
Three months ended March 31, 2010	26,970	446	(14)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

1 year or less	$33,921	$33,868	$30,210	$30,184
1 year – 5 years	65,369	65,955	54,476	55,030
5 years – 10 years	124,915	125,114	126,403	126,585
After 10 years	60,075	56,979	69,631	64,763

	284,280	281,916	280,720	276,562
Residential mortgage & asset backed securities	275,508	277,169	221,304	222,419
Commercial mortgage & asset backed securities	2,085	2,085	—	—

Total debt securities	$561,873	$561,170	$502,024	$498,981

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2011 and December 31, 2010, securities carried at $160,760 and $127,364, respectively, were pledged to secure public deposits and for other purposes as provided by law.

LOANS

Total net loans at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Commercial, industrial, and agricultural	$252,638	$257,491
Commercial mortgages	222,977	212,878
Residential real estate	263,978	266,604
Consumer	52,036	53,202
Credit cards	2,834	2,870
Overdrafts	564	3,964
Less: unearned discount	(2,459)	(2,447)
allowance for loan losses	(11,224)	(10,820)

Loans, net	$781,344	$783,742

At March 31, 2011 and December 31, 2010, net unamortized loan costs and fees of ($148) and ($167), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three months ended March 31, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(42)	(47)	(14)	(260)	(18)	(53)	(434)
Recoveries	1	—	—	24	2	34	61
Provision (benefit) for loan losses	256	415	(23)	182	16	(69)	777

Allowance for loan losses, March 31, 2011	$3,732	$3,879	$1,879	$1,507	$96	$131	$11,224

Transactions in the allowance for loan losses for the three months ended March 31, 2010 were as follows:

Allowance for loan losses, January 1, 2010	$9,795
Charge-off	(541)
Recoveries	75
Provision for loan losses	585

Allowance for loan losses, March 31, 2010	$9,914

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2011:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$252	$422	$37	$—	$—	$—	$711
Collectively evaluated for impairment	3,480	3,218	1,842	1,507	96	131	10,274
Modified in a troubled debt restructuring	—	239	—	—	—	—	239
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending allowance balance	$3,732	$3,879	$1,879	$1,507	$96	$131	$11,224

Loans:
Loans individually evaluated for impairment	$5,757	$10,067	$186	$—	$—	$—	$16,010
Loans collectively evaluated for impairment	246,881	208,120	263,792	52,036	2,834	564	774,227
Loans modified in a troubled debt restructuring	—	4,790	—	—	—	—	4,790
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending loans balance	$252,638	$222,977	$263,978	$52,036	$2,834	$564	$795,027

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2010:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$142	$509	$69	$—	$—	$—	$720
Collectively evaluated for impairment	3,375	2,759	1,847	1,561	96	219	9,857
Modified in a troubled debt restructuring	—	243	—	—	—	—	243
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending allowance balance	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820

Loans:
Loans individually evaluated for impairment	$2,616	$8,759	$235	$—	$—	$—	$11,610
Loans collectively evaluated for impairment	254,875	202,405	266,369	53,202	2,870	3,964	783,685
Loans modified in a troubled debt restructuring	—	1,714	—	—	—	—	1,714
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending loans balance	$257,491	$212,878	$266,604	$53,202	$2,870	$3,964	$797,009

The following table presents information related to loans individually evaluated for impairment by portfolio segment as of and for the three months ended March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,864	$1,856	$252	$2,236	$—	$—
Commercial mortgage	12,900	10,334	661	10,404	2	2
Residential real estate	266	186	37	211	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	4,341	3,901	—	1,949	—	—
Commercial mortgage	1,438	1,438	—	719	—	—
Residential real estate	—	—	—	—	—	—

Total	$20,809	$17,715	$950	$15,519	$2	$2

The following table presents information related to loans individually evaluated for impairment by portfolio segment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,041	$2,616	$142
Commercial mortgage	13,070	10,473	752
Residential real estate	339	235	69
With no related allowance recorded:
Commercial, industrial, and agricultural	—	—	—
Commercial mortgage	—	—	—
Residential real estate	—	—	—

Total	$16,450	$13,324	$963

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

The following table presents information for loans individually evaluated for impairment as of March 31, 2010:

Average of individually impaired loans during period	$15,099
Interest income recognized during impairment	99
Residential real estate	99

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by portfolio segment as of March 31, 2011 and December 31, 2010:

March 31, 2011	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$5,632	$83
Commercial mortgages	8,069	132
Residential real estate	1,306	267
Consumer	7	181
Credit cards	—	3

Total	$15,014	$666

December 31, 2010	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$2,344	$23
Commercial mortgages	8,276	321
Residential real estate	1,306	386
Consumer	—	154
Credit cards	—	5

Total	$11,926	$889

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

March 31, 2011			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial, industrial, and agricultural	$5,978	$3	$5,715	$11,696	$240,942	$252,638
Commercial mortgages	1,338	2,228	8,201	11,767	211,210	222,977
Residential real estate	1,079	270	1,573	2,922	261,056	263,978
Consumer	253	82	188	523	51,513	52,036
Credit cards	25	5	3	33	2,801	2,834
Overdrafts	—	—	—	—	564	564

Total	$8,673	$2,588	$15,680	$26,941	$768,086	$795,027

December 31, 2010			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial, industrial, and agricultural	$225	$2,512	$2,367	$5,104	$252,387	$257,491
Commercial mortgages	129	1,184	8,597	9,910	202,968	212,878
Residential real estate	1,629	262	1,692	3,583	263,021	266,604
Consumer	455	145	154	754	52,448	53,202
Credit cards	20	10	5	35	2,835	2,870
Overdrafts	—	—	—	—	3,964	3,964

Total	$2,458	$4,113	$12,815	$19,386	$777,623	$797,009

Troubled Debt Restructurings

The Corporation has allocated $239 and $243 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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

Loans not rated as special mention, substandard, or doubtful are considered to be pass rated loans. All loans included in the following tables have been assigned a risk rating within 12 months of the balance sheet date.

March 31, 2011		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$213,844	$15,910	$22,884	$—	$252,638
Commercial mortgages	193,945	4,202	24,720	110	222,977

Total	$407,789	$20,112	$47,604	$110	$475,615

December 31, 2010		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$223,196	$4,830	$29,450	$15	$257,491
Commercial mortgages	188,846	7,673	16,249	110	212,878

Total	$412,042	$12,503	$45,699	$125	$470,369

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”), our subsidiary that offers small balance unsecured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics, are considered to be subprime loans. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in the consumer loan portfolio held by the Bank. Holiday’s loan portfolio is summarized as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Consumer	$16,073	$16,532
Residential real estate	1,073	1,149
Less: unearned discount	(2,459)	(2,447)

Total	$14,687	$15,234

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Residential Real Estate	Consumer	Residential Real Estate	Consumer

Performing	$262,405	$51,848	$264,912	$53,048
Non-performing	1,573	188	1,692	154

Total	$263,978	$52,036	$266,604	$53,202

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

As of March 31, 2011, the Corporation holds $4,911 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

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

DEPOSITS

Total deposits at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Percentage
	Change	March 31, 2011	December 31, 2010
Checking, non-interest bearing	3.3%	$145,538	$140,836
Checking, interest bearing	1.5%	288,805	284,538
Savings accounts	13.5%	417,667	368,055
Certificates of deposit	1.3%	374,396	369,439

	5.5%	$1,226,406	$1,162,868

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2011 and 2010, 84,250 and 86,750 shares issuable under stock compensation plans, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended
	March 31,
	2011	2010

Net income per consolidated statements of income	$3,277	$2,160
Net earnings allocated to participating securities	(11)	(9)

Net earnings allocated to common stock	$3,266	$2,151

Basic earnings per common share computation:

Distributed earnings allocated to common stock	$2,017	$1,444
Undistributed earnings allocated to common stock	1,249	707

Net earnings allocated to common stock	$3,266	$2,151

Weighted average common shares outstanding, including shares considered participating securities	12,263	8,783
Less: Average participating securities	(38)	(34)

Weighted average shares	12,225	8,749

Basic earnings per common share	$0.27	$0.25

Diluted earnings per common share computation:

Net earnings allocated to common stock	$3,266	$2,151

Weighted average common shares outstanding for basic earnings per common share	12,225	8,749
Add: Dilutive effects of assumed exercises of stock options	8	13

Weighted average shares and dilutive potential common shares	12,233	8,762

Diluted earnings per common share	$0.27	$0.25

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

For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. At March 31, 2011, the variable rate on the subordinated debt was 1.86% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

As of March 31, 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swap designated as a cash flow hedge within the Corporation’s consolidated balance sheet and statement of income as of and for the three months ended March 31, 2011 (in thousands):

As of March 31, 2011	Liability Derivative
	Balance Sheet Location	Fair Value

Interest rate contract	Accrued interest payable and other liabilities	($763)

For the Three Months
Ended March 31, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$67	Interest expense – subordinated debentures	($100)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $398.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The effect of adopting this new guidance did not have a material effect on the Corporation’s financial statements.

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of this update required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses effective for the Corporation’s reporting period ended March 31, 2011. The amendments in this update defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this update only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this update will have no impact on the Corporation’s financial statements.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, for interim and annual periods beginning on or after June 15, 2011. The effect of adopting this new guidance is not expected to have a material effect on the Corporation’s financial statements.

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

The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance. One of the Corporation’s subsidiaries, CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company, also a subsidiary, is an Arizona Corporation, and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. When we use the terms “we”, “us” and “our”, we mean CNB Financial Corporation and its subsidiaries. Management’s discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and related notes.

GENERAL OVERVIEW

The Corporation expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010. In addition, a CNB Bank branch was opened in Kylertown, Pennsylvania in the third quarter of 2010.

Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during 2011. Deposit growth was significant in 2010 and the first three months of 2011. Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in the first three months of 2011 and some additional compression is expected throughout the remainder of 2011 as a result of the current interest rate environment. During the past several years, we have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, we decreased interest rates on certain deposit products during 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) that could impact the performance of the Corporation in future periods. The Dodd-Frank Act includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000. Additional provisions create a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the full implementation is completed, which may take more than 12 months from the date that the law was enacted.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $42.6 million at March 31, 2011 compared to $37.4 million at December 31, 2010. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $62.2 million or 12.4% since December 31, 2010. The increase is primarily the result of purchases of residential mortgage and asset backed securities issued by government sponsored entities and resulted from deposit growth not reinvested in loans.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of March 31, 2011, the Corporation held one structured pooled trust preferred securities rated Ca by Moody’s having an amortized cost of $800 thousand and fair value of $380 thousand. The present value of the projected cash flows for this security was sufficient for full repayment of the amortized cost; therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery, other-than-temporary impairments may occur in future periods.

In addition, the Corporation holds two structured pooled trust preferred securities for which an impairment charge of $398 thousand was recorded during the three months ended March 31, 2011 since the present value of the projected cash flows was not sufficient for repayment of any of the amortized cost of the securities.

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

LOANS

The Corporation experienced a slight decrease in loans during the first quarter of 2011. Our lending is focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2011.

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

	Three months ending March 31, 2011	Year ending December 31, 2010	Three months ending March 31, 2010

Balance at beginning of period	$10,820	$9,795	$9,795
Charge-offs:
Commercial, industrial, and agricultural	42	543	157
Commercial mortgages	47	2,061	28
Residential real estate	14	211	46
Consumer	260	1,223	245
Credit cards	18	94	23
Overdrafts	53	239	42

	434	4,371	541

Recoveries:
Commercial, industrial, and agricultural	1	11	2
Commercial mortgages	—	3	—
Residential real estate	—	2	2
Consumer	24	100	29
Credit cards	2	10	2
Overdraft deposit accounts	34	112	40

	61	238	75

Net charge-offs	(373)	(4,133)	(466)

Provision for loan losses	777	5,158	585

Balance at end of period	$11,224	$10,820	$9,914

Loans, net of unearned	$792,568	$794,562	$711,382
Allowance to net loans	1.42%	1.36%	1.39%
Net charge-offs to average loans	0.19%	0.56%	0.26%
Nonperforming assets	$16,130	$13,211	$15,046
Nonperforming % of total assets	1.09%	0.93%	1.21%

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

During the three months ended March 31, 2011, CNB recorded a provision for loan losses of $777 thousand, as compared to a provision for loan losses of $585 thousand for the three months ended March 31, 2010. The increase was a result of increases in loss reserves, primarily in the commercial mortgage loan portfolio segment. During the quarter ended December 31, 2010, the Corporation recorded charge-offs in its commercial mortgage loan portfolio of $1.9 million, as compared to $381 and $178 during the years ended December 31, 2009 and 2008, respectively. As a result, using the methodology described previously, the Corporation’s homogeneous loss pool associated with its commercial mortgage loan portfolio increased from $2.8 million at December 31, 2010 to $3.2 million at March 31, 2011.

One relationship comprising three commercial loans became impaired during the three months ended March 31, 2011, resulting in an increase in non-accrual loans of $4.4 million. Based on the Corporation’s evaluation of the underlying collateral, no losses associated with this relationship are expected.

Management believes that both its 2011 provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2011.

BANK OWNED LIFE INSURANCE

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2011, additional BOLI of $5.0 million was purchased.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $63.5 million from $1,162.9 million at December 31, 2010 to $1,226.4 million at March 31, 2011. The growth in deposits was primarily due to increases in savings accounts of $49.6 million over this period as a result of the Corporation’s offering of competitive products.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short- and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2011. Total shareholders’ equity was $112.9 million at March 31, 2011 and $109.6 million at December 31, 2010. In the first three months of 2011, the Corporation earned $3.3 million and declared dividends of $2.0 million, a dividend payout ratio of 61.8% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Total risk-based capital ratio	15.32%	15.38%
Tier 1 capital ratio	14.07%	14.13%
Leverage ratio	8.59%	8.81%
Tangible common equity/tangible assets (1)	6.93%	7.05%

Book value per share	$9.19	$8.96
Tangible book value per share (1)	$8.31	$8.08

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of stockholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	March 31, 2011	December 31, 2010
Shareholders’ equity	$112,870	$109,645
Less goodwill	10,821	10,821

Tangible common equity	$102,049	$98,824

Total assets	$1,484,135	$1,413,511
Less goodwill	10,821	10,821

Tangible assets	$1,473,314	$1,402,690

Ending shares outstanding	12,278,217	12,237,261

Tangible book value per share	$8.31	$8.08

Tangible common equity/tangible assets	6.93%	7.05%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2011 (in thousands):

Commitments to extend credit	$207,276
Standby letters of credit	22,504

$229,780

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2011			March 31, 2010
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$15,820	1.06%	$42	$8,021	1.60%	$32

Securities:
Taxable (1)	445,373	2.91%	3,258	316,944	2.89%	2,340
Tax-Exempt (1,2)	76,467	5.20%	1,006	55,387	5.13%	696
Equity Securities (1,2)	1,641	2.22%	9	1,644	2.43%	10

Total securities	523,481	3.24%	4,273	373,975	3.21%	3,046

Loans:
Commercial (2)	274,809	5.19%	3,568	251,358	5.63%	3,541
Mortgage (2)	469,886	5.71%	6,704	413,494	6.15%	6,353
Consumer	47,204	13.55%	1,599	47,098	13.66%	1,608

Total loans (3)	791,899	6.00%	11,871	711,950	6.46%	11,502

Total earning assets	1,331,200	4.85%	$16,186	1,093,946	5.30%	$14,580

Non interest-bearing assets:
Cash and due from banks	37,702			39,748
Premises and equipment	24,268			23,650
Other assets	60,053			55,007
Allowance for loan losses	(11,105)			(9,910)

Total non interest-bearing assets	110,918			108,495

TOTAL ASSETS	$1,442,118			$1,202,441

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$286,168	0.81%	583	$246,208	0.71%	439
Savings	401,413	1.14%	1,148	304,857	1.60%	1,220
Time	375,510	1.82%	1,704	333,493	2.14%	1,781

Total interest-bearing deposits	1,063,091	1.29%	3,435	884,558	1.56%	3,440

Short-term borrowings	17,009	0.21%	9	1,239	0.32%	1
Long-term borrowings	73,869	4.12%	760	99,984	4.39%	1,097
Subordinated debentures	20,620	3.71%	191	20,620	3.67%	189

Total interest-bearing liabilities	1,174,589	1.50%	$4,395	1,006,401	1.88%	$4,727

Demand - non interest-bearing	142,172			110,979
Other liabilities	14,392			13,319

Total liabilities	1,331,153			1,130,699

Shareholders’ equity	110,965			71,742

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,442,118			$1,202,441

Interest income/Earning assets		4.85%	$16,186		5.30%	$14,580
Interest expense/Interest-bearing liabilities		1.50%	4,395		1.88%	4,727

Net interest spread		3.35%	$11,791		3.42%	$9,853

Interest income/Earning assets		4.85%	16,186		5.30%	14,580
Interest expense/Earning assets		1.32%	4,395		1.73%	4,727

Net interest margin		3.53%	$11,791		3.57%	$9,853

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $3.3 million for the first quarter of 2011 compared to $2.2 million for the same period of 2010. The earnings per diluted share was $0.27 in the first quarter of 2011 and $0.25 for the first quarter of 2010. The return on assets and return on equity for the first quarter of 2011 are 0.91% and 11.81% compared to 0.72% and 12.04% for the first quarter of 2010.

INTEREST INCOME AND EXPENSE

Net interest income totaled $11.3 million, an increase of $1.9 million, or 19.7%, over the first quarter of 2010. Total interest and dividend income increased by $1.5 million, or 10.8%, as compared to the first quarter of 2010. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $332 thousand, or 7.0%, as compared to the first quarter of 2010 due to decreases in the cost of core deposits as well as the Corporation’s repayment and refinancing of long-term debt in 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $777 thousand in the first quarter of 2011 compared to $585 thousand in the first quarter of 2010. As noted in the allowance for loan loss table, the increase was a result of increases in loss reserves, primarily in the commercial mortgage loan portfolio segment. Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2011.

NON-INTEREST INCOME

Non-interest income totaled $2.2 million, an increase of $115 thousand, or 5.6%, over the first quarter of 2010. The Corporation recorded other-than-temporary impairment charges in the first quarter of 2011 of $398 thousand, which was offset by realized gains on available-for-sale securities of $74 thousand. The Corporation recorded other-than-temporary impairment charges in the first quarter of 2010 of $784 thousand, which was offset by realized gains on available-for-sale securities of $432 thousand. In addition, the Corporation recorded realized and unrealized gains during the quarters ended March 31, 2011 and 2010 of $113 and $120, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income increased $94 thousand, or 4.1%, in the first quarter of 2011 as compared to the same period in 2010.

NON-INTEREST EXPENSE

Non-interest expense totaled $8.3 million, an increase of $164 thousand, or 2.0%, over the first quarter of 2010. Salaries and benefits expenses increased $266 thousand, or 6.7%, during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, primarily as a result of an increase in full-time equivalent employees from 286 at March 31, 2010 to 295 at March 31, 2011.

Other non-interest expenses decreased from $2.6 million during the quarter ended March 31, 2010 to $2.4 million during the quarter ended March 31, 2011. The most significant change occurred in data processing expenses, which decreased $65 thousand, or 8.7%, due to a renegotiation of the Corporation’s contract with its core data processor.

INCOME TAX EXPENSE

Income tax expense was $1.1 million in the first quarter of 2010 as compared to $641 thousand in the first quarter of 2010, resulting in an effective tax rate of 25.8% and 22.9%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in CNB Financial Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 4 (Loans), of the Corporation’s 2010 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2010.

ITEM 3

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

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at March 31, 2011 was 4.34% of total earning assets compared to policy guidelines of plus or minus 15.0%. The ratio was 3.23% at December 31, 2010.

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

EARNINGS SIMULATION: This model forecasts the projected change in net interest income resulting from an increase or decrease in the federal funds rate. The model assumes a one time shock of plus or minus 200 basis points or 2%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Static 1-Yr. Cumulative Gap	4.34%	3.23%
Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	3.32%	0.10%

The interest rate sensitivity position at both March 31, 2011 and December 31, 2010 was asset sensitive in the short term. As the federal funds rate was at 0.25% on March 31, 2011 and December 31, 2010, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in the federal funds rate of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2006, and incorporated herein by reference.

EXHIBIT 3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

EXHIBIT 31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

EXHIBIT 31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

EXHIBIT 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 5, 2011	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 5, 2011	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)