Form 10-Q
period 2011-06-30
CNB FINANCIAL CORP/PA
filed 2011-08-05
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2011

COMMON STOCK NO PAR VALUE PER SHARE: 12,313,319 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited) June 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$30,238	$24,584
Interest bearing deposits with other banks	13,379	12,848

Total cash and cash equivalents	43,617	37,432

Interest bearing time deposits with other banks	1,622	2,817
Securities available for sale	548,164	500,677
Trading securities	2,441	2,351
Loans held for sale	2,706	4,451
Loans	824,455	797,009
Less: unearned discount	(2,668)	(2,447)
Less: allowance for loan losses	(11,715)	(10,820)

Net loans	810,072	783,742
FHLB and other equity interests	6,581	6,415
Premises and equipment, net	24,661	24,135
Bank owned life insurance	25,203	19,742
Mortgage servicing rights	912	908
Goodwill	10,821	10,821
Accrued interest receivable and other assets	14,394	20,020

TOTAL	$1,491,194	$1,413,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$148,022	$140,836
Interest bearing deposits	1,101,050	1,022,032

Total deposits	1,249,072	1,162,868

Treasury, tax and loan borrowings	1,080	1,248
FHLB and other borrowings	82,008	105,259
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	16,184	13,871

Total liabilities	1,368,964	1,303,866

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,437	44,676
Retained earnings	76,175	73,059
Treasury stock, at cost (293,964 shares at June 30, 2011 and 362,342 shares at December 31, 2010)	(4,364)	(5,417)
Accumulated other comprehensive income (loss)	5,982	(2,673)

Total shareholders’ equity	122,230	109,645

TOTAL	$1,491,194	$1,413,511

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended June 30,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans including fees	$11,962	$11,815
Deposits with banks	40	31
Securities:
Taxable	3,693	2,929
Tax-exempt	714	547
Dividends	8	6

Total interest and dividend income	16,417	15,328

INTEREST EXPENSE:
Deposits	3,501	3,368
Borrowed funds	808	1,079
Subordinated debentures	196	196

Total interest expense	4,505	4,643

NET INTEREST INCOME	11,912	10,685
PROVISION FOR LOAN LOSSES	992	1,161

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,920	9,524

NON-INTEREST INCOME:
Wealth and asset management fees	395	429
Service charges on deposit accounts	1,069	1,052
Other service charges and fees	416	373
Net realized and unrealized losses on securities for which fair value was elected	(16)	(210)
Mortgage banking	155	48
Bank owned life insurance	212	200
Other	385	293

	2,616	2,185

Total other-than-temporary impairment losses on available-for-sale securities	0	(318)
Less portion of loss recognized in other comprehensive income	0	0
Net impairment losses recognized in earnings	0	(318)
Net realized gains on available-for-sale securities	0	141

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	0	(177)

Total non-interest income	2,616	2,008

NON-INTEREST EXPENSES:
Salaries and benefits	4,197	3,714
Net occupancy expense of premises	1,103	1,016
FDIC insurance premiums	280	386
Amortization of intangibles	0	25
Other	2,561	2,190

Total non-interest expenses	8,141	7,331

INCOME BEFORE INCOME TAXES	5,395	4,201
INCOME TAX EXPENSE	1,504	1,077

NET INCOME	$3,891	$3,124

EARNINGS PER SHARE:
Basic	$0.32	$0.34
Diluted	$0.32	$0.34

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended June 30,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans including fees	$23,667	$23,127
Deposits with banks	82	63
Securities:
Taxable	6,951	5,269
Tax-exempt	1,396	1,023
Dividends	15	14

Total interest and dividend income	32,111	29,496

INTEREST EXPENSE:
Deposits	6,936	6,808
Borrowed funds	1,577	2,177
Subordinated debentures	387	385

Total interest expense	8,900	9,370

NET INTEREST INCOME	23,211	20,126
PROVISION FOR LOAN LOSSES	1,769	1,746

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,442	18,380

NON-INTEREST INCOME:
Wealth and asset management fees	810	824
Service charges on deposit accounts	2,032	1,997
Other service charges and fees	768	674
Net realized and unrealized gains (losses) on securities for which fair value was elected	97	(90)
Mortgage banking	334	249
Bank owned life insurance	461	402
Other	625	553

	5,127	4,609

Total other-than-temporary impairment losses on available-for-sale securities	(398)	(1,102)
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	(398)	(1,102)
Net realized gains on available-for-sale securities	74	573

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(324)	(529)

Total non-interest income	4,803	4,080

NON-INTEREST EXPENSES:
Salaries and benefits	8,440	7,691
Net occupancy expense of premises	2,302	2,151
FDIC insurance premiums	729	775
Amortization of intangibles	0	50
Other	4,961	4,791

Total non-interest expenses	16,432	15,458

INCOME BEFORE INCOME TAXES	9,813	7,002
INCOME TAX EXPENSE	2,645	1,718

NET INCOME	$7,168	$5,284

EARNINGS PER SHARE:
Basic	$0.58	$0.59
Diluted	$0.58	$0.58

DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
NET INCOME	$3,891	$3,124	$7,168	$5,284
Other comprehensive income, net of tax:
Change in fair value of interest rate swap agreements designated as cash flow hedges, net of tax of $78 and $50 for the three months ended June 30, 2011 and 2010, and $42 and $82 for the six months ended June 30, 2011 and 2010	(145)	(93)	(78)	(152)
Net change in unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:
Unrealized losses arising during the period, net of tax of $129 for the three months ended June 30, 2010, and ($32) and $135 for the six months ended June 30, 2011 and 2010	0	(240)	60	(251)
Reclassification adjustment for losses included in net income, net of tax of ($111) for the three months ended June 30, 2010, and ($139) and ($386) for the six months ended June 30, 2011 and 2010	0	207	259	716

	0	(33)	319	465

Unrealized gains (losses) on other securities available for sale:
Unrealized gains arising during the period, net of tax of ($3,881) and ($2,151) for the three months ended June 30, 2011 and 2010, and ($4,556) and ($2,777) for the six months ended June 30, 2011 and 2010	7,208	3,994	8,462	5,158
Reclassification adjustment for accumulated gains included in net income, net of tax of $50 for the three months ended ended June 30, 2010, and $26 and $200 for the six months ended June 30, 2011 and 2010	0	(92)	(48)	(372)

	7,208	3,902	8,414	4,786

Other comprehensive income	7,063	3,776	8,655	5,099

COMPREHENSIVE INCOME	$10,954	$6,900	$15,823	$10,383

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,168	$5,284
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,769	1,746
Depreciation and amortization	1,016	1,017
Amortization, accretion and deferred loan fees and costs	1,337	1,054
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	324	529
Net realized and unrealized gains on securities for which fair value was elected	(97)	90
Proceeds from sale of securities for which fair value was elected	170	0
Purchase of securities for which fair value was elected	(197)	0
Gain on sale of loans	(280)	(183)
Net gains on dispositions of premises and equipment and foreclosed assets	(79)	(88)
Proceeds from sale of loans	10,953	3,695
Origination of loans held for sale	(9,053)	(5,750)
Increase in bank owned life insurance	(461)	(402)
Stock-based compensation expense	102	122
Contribution of treasury stock	60	0
Changes in:
Accrued interest receivable and other assets	931	(1,172)
Accrued interest payable and other liabilities	2,193	2

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,856	5,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	1,195	2,721
Proceeds from maturities, prepayments and calls of securities	49,626	52,476
Proceeds from sales of securities	23,610	38,065
Purchase of securities	(108,992)	(201,759)
Loan origination and payments, net	(28,091)	(24,210)
Purchase of bank owned life insurance	(5,000)	(2,500)
Redemption (purchase) of FHLB and other equity interests	(166)	124
Purchase of premises and equipment	(1,434)	(1,307)
Proceeds from the sale of premises and equipment and foreclosed assets	196	263

NET CASH USED IN INVESTING ACTIVITIES	(69,056)	(136,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	142,321	119,787
Certificates of deposit	(56,117)	18,316
Proceeds from sale of treasury stock	652	608
Proceeds from exercise of stock options	0	42
Proceeds from stock offering, net of issuance costs	0	32,414
Cash dividends paid	(4,052)	(2,902)
Proceeds from long-term borrowings	350	0
Repayment of long-term borrowings	(61)	(16,057)
Net change in short-term borrowings	(23,708)	(97)

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,385	152,111

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,185	21,928
CASH AND CASH EQUIVALENTS, Beginning	37,432	22,358

CASH AND CASH EQUIVALENTS, Ending	$43,617	$44,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,006	$9,537
Income taxes	1,493	1,986
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	69	333
Loans transferred from held for sale to held for investment	0	3,321
Grant of restricted stock awards from treasury stock	266	233

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for CNB Financial Corporation (the Corporation) for the three and six month periods ended June 30, 2011 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Form 10-K for the period ended December 31, 2010. All amounts are stated in thousands, except share data.

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

At June 30, 2011, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three month period then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $49 and $102 for the three and six months ended June 30, 2011, and $45 and $122 for the three and six months ended June 30, 2010. As of June 30, 2011, there was $509 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended June 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	41,469	$15.11
Granted	—	—
Vested	—	—
Forfeited	(1,188)	14.85

Nonvested at end of period	40,281	$15.12

A summary of changes in unvested restricted stock awards for the six months ended June 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	31,398	$15.10
Granted	17,900	14.88
Vested	(7,829)	14.55
Forfeited	(1,188)	14.85

Nonvested at end of period	40,281	$15.12

FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in certain equity securities in order to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized gains (losses) that were included in earnings for the three and six months ended June 30, 2011 were ($16) and $87, respectively. Fair value changes attributable to unrealized losses that were included in earnings for the three and six month ended June 30, 2010 were ($139) and ($57). Realized gains on the sale of securities for which the fair value option was elected were $0 and $10 during the three and six months ended June 30, 2011. There were no sales of securities for which the fair value option was elected during the three and six months ended June 30, 2010.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $8 and $15 for the three and six months ended June 30, 2011 and $6 and $14 for the three and six months ended June 30, 2010.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$11,201	$—	$11,201	$—
U.S. Government sponsored entities	91,849	—	91,849	—
States and political subdivisions	121,934	—	121,934	—
Residential mortgage and asset backed	270,330	—	266,342	3,988
Commercial mortgage and asset backed	2,071	—	2,071	—
Corporate notes and bonds	12,312	—	10,452	1,860
Pooled trust preferred	1,362	—	—	1,362
Pooled SBA	35,391	33,448	1,943	—
Other securities	1,714	1,714	—	—

Total Securities Available For Sale	$548,164	$35,162	$505,792	$7,210

Trading Securities:
Equity securities – financial services	$541	$541	$—	$—
International mutual funds	346	346	—	—
Equity securities – health care	178	178	—	—
U.S. Government sponsored entities	176	—	176	—
Large cap growth mutual funds	166	166	—	—
Certificates of deposit	156	156	—	—
Money market mutual funds	151	151	—	—
Equity securities – energy	128	128	—	—
Real estate investment trust mutual funds	127	127	—	—
Large cap value mutual funds	113	113	—	—
Equity securities – industrials	111	111	—	—
Corporate notes and bonds	99	—	99	—
Equity securities - utilities	64	64	—	—
Small cap mutual funds	43	43	—	—
Mid cap mutual funds	42	42	—	—

Total Trading Securities	$2,441	$2,166	$275	$—

Liabilities,
Interest rate swaps	$(987)	$—	$(987)	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,205	$—	$8,205	$—
U.S. Government sponsored entities	105,941	2,000	101,941	2,000
States and political subdivisions	116,411	4,750	111,661	—
Residential mortgage and asset backed	222,419	20,405	199,745	2,269
Corporate notes and bonds	10,751	—	9,511	1,240
Pooled trust preferred	1,292	—	—	1,292
Pooled SBA	33,962	28,489	5,473	—
Other securities	1,696	1,696	—	—

Total Securities Available For Sale	$500,677	$57,340	$436,536	$6,801

Trading Securities:
Equity securities – financial services	$523	$523	$—	$—
International mutual funds	430	430	—	—
Large cap value mutual funds	247	247	—	—
Certificates of deposit	208	208	—	—
Equity securities – health care	151	151	—	—
U.S. Government sponsored entities	147	—	147	—
Large cap growth mutual funds	139	139	—	—
Equity securities – energy	119	119	—	—
Equity securities – industrials	98	98	—	—
Corporate notes and bonds	96	—	96	—
Money market mutual funds	75	75	—	—
Equity securities - utilities	61	61	—	—
Small cap mutual funds	29	29	—	—
Mid cap mutual funds	28	28	—	—

Total Trading Securities	$2,351	$2,108	$243	$—

Liabilities,
Interest rate swap	$(867)	$—	$(867)	$—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred
Balance, April 1, 2011	$4,106	$1,895	$1,402
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(35)	(40)
Purchases, issuances, sales, and settlements:
Purchases	—
Sales	—	—	—
Settlements	(118)	—	—

Balance, June 30, 2011	$3,988	$1,860	$1,362

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred
Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers into Level 3	—	—	—	—
Transfers out of Level 3 (a)(b)	—	—	(2,000)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(398)
Included in other comprehensive income	—	620	—	468
Purchases, issuances, sales, and settlements:
Purchases	1,917		—
Sales	—	—	—	—
Settlements	(198)	—	—	—

Balance, June 30, 2011	$3,988	$1,860	$—	$1,362

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

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

The unrealized losses reported in earnings for the three and six months ended June 30, 2011 and 2010 for Level 3 assets that are still held at the balance sheet date relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the three months ended June 30, 2011 and 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2011	2010
U.S. Treasury	$4,053	$—
U.S. Government sponsored entities	16,124	10,038
States and political subdivisions	4,929	10,248
Residential mortgage and asset backed	37,659	15,910
Commercial mortgage and asset backed	2,085	—

Total	$64,850	$36,196

During the six months ended June 30, 2011 and 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2011	2010
U.S. Government sponsored entities	$2,000	$24,643
States and political subdivisions	4,750	3,273
Residential mortgage and asset backed	20,405	5,625

Total	$27,155	$33,541

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access.

During the six months ended June 30, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. There were no transfers of securities from the Level 2 category to the Level 1 category during the three months ended June 30, 2011. During the six months ended June 30, 2010, one Pooled SBA security that was classified as a Level 2 security at both December 31, 2009 and March 31, 2010 was transferred to the Level 1 category. The fair value on the date of transfer was $938. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$14,134	$—	$—	$14,134
Commercial, industrial, and agricultural	1,299	—	—	1,299
Residential real estate	125	—	—	125

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$9,721	$—	$—	$9,721
Commercial, industrial, and agricultural	2,474	—	—	2,474
Residential real estate	166	—	—	166

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $16,679 with a valuation allowance of $1,121 as of June 30, 2011, resulting in an additional provision for loan losses of $345 and $263 for the three and six months then ended. Impaired loans had a principal balance of $13,324 with a valuation allowance of $963 as of December 31, 2010, resulting in an additional provision for loan losses of $951 for the year then ended.

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

The following table presents the carrying amount and fair value of financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$43,617	$43,617	$37,432	$37,432
Interest bearing time deposits with other banks	1,622	1,705	2,817	2,719
Securities available for sale	548,164	548,164	500,677	500,677
Trading securities	2,441	2,441	2,351	2,351
Loans held for sale	2,706	2,752	4,451	4,518
Net loans	810,072	831,320	783,742	807,972
FHLB and other equity interests	6,581	N/A	6,415	N/A
Accrued interest receivable	5,959	5,959	5,867	5,867

LIABILITIES
Deposits	$(1,249,072)	$(1,252,468)	$(1,162,868)	$(1,167,071)
FHLB, Treasury, tax and loan, and other borrowings	(83,088)	(87,861)	(106,507)	(109,963)
Subordinated debentures	(20,620)	(10,780)	(20,620)	(10,660)
Interest rate swaps	(987)	(987)	(867)	(867)
Accrued interest payable	(1,560)	(1,560)	(1,666)	(1,666)

SECURITIES

Securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$11,113	$88	$—	$11,201	$8,139	$66	$—	$8,205
U.S. Gov’t sponsored entities	88,953	2,950	(54)	91,849	104,328	2,016	(403)	105,941
State & political subdivisions	118,912	3,324	(302)	121,934	117,928	1,011	(2,528)	116,411
Residential mortgage & asset backed	264,114	6,403	(187)	270,330	221,304	2,364	(1,249)	222,419
Commercial mortgage & asset backed	2,082	—	(11)	2,071	—	—	—	—
Corporate notes & bonds	14,348	—	(2,036)	12,312	14,347	—	(3,596)	10,751
Pooled trust preferred	1,792	—	(430)	1,362	2,190	12	(910)	1,292
Pooled SBA	34,763	665	(37)	35,391	33,788	266	(92)	33,962
Other securities	1,670	44	—	1,714	1,670	26	—	1,696

Total	$537,747	$13,474	$(3,057)	$548,164	$503,694	$5,761	$(8,778)	$500,677

At June 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Corporate equity securities	$1,022	$952
International mutual funds	346	430
U.S. Government sponsored entities	176	147
Large cap growth mutual funds	166	139
Certificates of deposit	156	208
Money market mutual funds	151	75
Real estate investment trust mutual funds	127	—
Large cap value mutual funds	113	247
Corporate notes and bonds	99	96
Small cap mutual funds	43	29
Mid cap mutual funds	42	28

Total	$2,441	$2,351

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	5,769	(54)	—	—	5,769	(54)
State & political subdivisions	17,749	(292)	1,554	(10)	19,303	(302)
Residential mortgage & asset backed	30,548	(172)	2,689	(15)	33,237	(187)
Commercial mortgage & asset backed	2,071	(11)	—	—	2,071	(11)
Corporate notes & bonds	—	—	12,312	(2,036)	12,312	(2,036)
Pooled trust preferred	982	(10)	380	(420)	1,362	(430)
Pooled SBA	9,290	(37)	—	—	9,290	(37)
Other securities	—	—	—	—	—	—

	$66,409	$(576)	$16,935	$(2,481)	$83,344	$(3,057)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	11,077	(403)	—	—	11,077	(403)
State & political subdivisions	61,312	(2,440)	3,904	(88)	65,216	(2,528)
Residential mortgage & asset backed	69,576	(1,228)	5,770	(21)	75,346	(1,249)
Corporate notes & bonds	992	(3)	9,770	(3,593)	10,762	(3,596)
Pooled trust preferred	—	—	288	(910)	288	(910)
Pooled SBA	12,147	(92)	—	—	12,147	(92)
Other securities	—	—	—	—	—	—

	$155,104	$(4,166)	$19,732	$(4,612)	$174,836	$(8,778)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2011, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Management expects that credit markets will begin to normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to begin calling their collateral in 2011 and 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of two of these securities was recognized in earnings prior to 2010, and impairment losses for the remaining securities were recognized in earnings during 2011 as disclosed in the table below. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the three months ended June 30, 2011:

	Adjusted Amortized Cost	Unrealized Gain (Loss)	Fair Value	Credit Losses Realized in Earnings Three Months Ended June 30, 2011	Credit Losses Realized in Earnings Six Months Ended June 30, 2011
ALESCO Preferred Funding V, Ltd.	$800	$(420)	$380	$—	$—
ALESCO Preferred Funding XII, Ltd.	—	—	—	—	280
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—	—
Preferred Term Securities XVI, Ltd.	—	—	—	—	118
US Capital Funding VI, Ltd.	—	—	—	—	—
MM Community Funding II, Ltd.	992	(10)	982	—	—

Total	$1,792	$(430)	$1,362	$—	$398

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended June 30, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	—

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the six months ended June 30, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended June 30, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$2,199
Additional credit loss for which other-than-temporary impairment was not previously recognized	318

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$2,517

A roll-forward of the other-than-temporary impairment amount related to credit losses for the six months ended June 30, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	1,102

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$2,517

At June 30, 2011, approximately 14% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

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

As of June 30, 2011 and December 31, 2010, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2011	$—	$—	$—
Six months ended June 30, 2011	23,610	146	(72)
Three months ended June 30, 2010	11,095	141	( -)
Six months ended June 30, 2010	38,065	587	(14)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$18,580	$18,665	$30,210	$30,184
1 year – 5 years	61,681	63,109	54,476	55,030
5 years – 10 years	96,905	100,146	105,057	105,145
After 10 years	92,715	92,129	90,977	86,203

	269,881	274,049	280,720	276,562
Residential mortgage & asset backed securities	264,114	270,330	221,304	222,419
Commercial mortgage & asset backed securities	2,082	2,071	—	—

Total debt securities	$536,077	$546,450	$502,024	$498,981

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2011 and December 31, 2010, securities carried at $170,202 and $127,364, respectively, were pledged to secure public deposits and for other purposes as provided by law.

LOANS

Total net loans at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Commercial, industrial, and agricultural	$251,530	$257,491
Commercial mortgages	235,409	212,878
Residential real estate	280,029	266,604
Consumer	53,894	53,202
Credit cards	2,976	2,870
Overdrafts	617	3,964
Less: unearned discount	(2,668)	(2,447)
allowance for loan losses	(11,715)	(10,820)

Loans, net	$810,072	$783,742

At June 30, 2011 and December 31, 2010, net unamortized loan costs and fees of ($89) and ($167), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three months ended June 30, 2011 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2011	$3,732	$3,879	$1,879	$1,507	$96	$131	$11,224
Charge-offs	(173)	(41)	(63)	(202)	(7)	(62)	(548)
Recoveries	3	—	—	21	3	20	47
Provision (benefit) for loan losses	208	561	84	74	12	53	992

Allowance for loan losses, June 30, 2011	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715

Transactions in the allowance for loan losses for the six months ended June 30, 2011 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(215)	(88)	(77)	(462)	(25)	(115)	(982)
Recoveries	4	—	—	45	5	54	108
Provision (benefit) for loan losses	464	976	61	256	28	(16)	1,769

Allowance for loan losses, June 30, 2011	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715

Transactions in the allowance for loan losses for the three months ended June 30, 2010 were as follows:

Allowance for loan losses, April 1, 2010	$9,914
Charge-off	(715)
Recoveries	55
Provision for loan losses	1,161

Allowance for loan losses, June 30, 2010	$10,415

Transactions in the allowance for loan losses for the six months ended June 30, 2010 were as follows:

Allowance for loan losses, January 1, 2010	$9,795
Charge-off	(1,256)
Recoveries	130
Provision for loan losses	1,746

Allowance for loan losses, June 30, 2010	$10,415

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2011:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$130	$698	$59	$—	$—	$—	$887
Collectively evaluated for impairment	3,640	3,467	1,841	1,400	104	142	10,594
Modified in a troubled debt restructuring	—	234	—	—	—	—	234
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending allowance balance	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715

Loans:
Loans individually evaluated for impairment	$1,429	$15,066	$184	$—	$—	$—	$16,679
Loans collectively evaluated for impairment	250,101	215,592	279,845	53,894	2,976	617	803,025
Loans modified in a troubled debt restructuring	—	4,751	—	—	—	—	4,751
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending loans balance	$251,530	$235,409	$280,029	$53,894	$2,976	$617	$824,455

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2010:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$142	$509	$69	$—	$—	$—	$720
Collectively evaluated for impairment	3,375	2,759	1,847	1,561	96	219	9,857
Modified in a troubled debt restructuring	—	243	—	—	—	—	243
Acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending allowance balance	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820

Loans:
Loans individually evaluated for impairment	$2,616	$8,759	$235	$—	$—	$—	$11,610
Loans collectively evaluated for impairment	254,875	202,405	266,369	53,202	2,870	3,964	783,685
Loans modified in a troubled debt restructuring	—	1,714	—	—	—	—	1,714
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—

Total ending loans balance	$257,491	$212,878	$266,604	$53,202	$2,870	$3,964	$797,009

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of and for the three and six months ended June 30, 2011:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$600	$509	$130
Commercial mortgage	8,185	7,336	932
Residential real estate	267	184	59
With no related allowance recorded:
Commercial, industrial, and agricultural	1,390	920	—
Commercial mortgage	9,490	7,730	—
Residential real estate	—	—	—

Total	$19,932	$16,679	$1,121

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,183	$—	$—	$1,660	$—	$—
Commercial mortgage	8,835	14	14	8,810	16	16
Residential real estate	185	—	—	202	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	2,411	—	—	1,607	—	—
Commercial mortgage	4,584	—	—	3,506	—	—
Residential real estate	—	—	—	—	—	—

Total	$17,198	$14	$14	$15,785	$16	$16

The following table presents information related to loans individually evaluated for impairment by portfolio segment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,041	$2,616	$142
Commercial mortgage	13,070	10,473	752
Residential real estate	339	235	69
With no related allowance recorded:
Commercial, industrial, and agricultural	—	—	—
Commercial mortgage	—	—	—
Residential real estate	—	—	—

Total	$16,450	$13,324	$963

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

The following table presents information for loans individually evaluated for impairment during the three months ended June 30, 2010:

Average of individually impaired loans during period	$14,718
Interest income recognized during impairment	241
Cash basis interest income recognized during impairment	241

The following table presents information for loans individually evaluated for impairment during the six months ended June 30, 2010:

Average of individually impaired loans during period	$15,046
Interest income recognized during impairment	340
Cash basis interest income recognized during impairment	340

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by portfolio segment as of June 30, 2011 and December 31, 2010:

	Nonaccrual	Past Due Over 90 Days Still on Accrual
June 30, 2011

Commercial, industrial, and agricultural	$7,195	$1,499
Commercial mortgages	7,539	125
Residential real estate	1,339	135
Consumer	25	116
Credit cards	—	34

Total	$16,098	$1,909

	Nonaccrual	Past Due Over 90 Days Still on Accrual
December 31, 2010

Commercial, industrial, and agricultural	$2,344	$23
Commercial mortgages	8,276	321
Residential real estate	1,306	386
Consumer	—	154
Credit cards	—	5

Total	$11,926	$889

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

			Greater Than
June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$111	$344	$8,694	$9,149	$242,381	$251,530
Commercial mortgages	2,527	1,927	7,664	12,118	223,291	235,409
Residential real estate	1,249	342	1,474	3,065	276,964	280,029
Consumer	420	212	141	773	53,121	53,894
Credit cards	13	15	34	62	2,914	2,976
Overdrafts	—	—	—	—	617	617

Total	$4,320	$2,840	$18,007	$25,167	$799,288	$824,455

			Greater Than
December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$225	$2,512	$2,367	$5,104	$252,387	$257,491
Commercial mortgages	129	1,184	8,597	9,910	202,968	212,878
Residential real estate	1,629	262	1,692	3,583	263,021	266,604
Consumer	455	145	154	754	52,448	53,202
Credit cards	20	10	5	35	2,835	2,870
Overdrafts	—	—	—	—	3,964	3,964

Total	$2,458	$4,113	$12,815	$19,386	$777,623	$797,009

Troubled Debt Restructurings

The Corporation has allocated $234 and $243 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$217,377	$15,147	$19,006	$—	$251,530
Commercial mortgages	213,103	4,635	17,550	121	235,409

Total	$430,480	$19,782	$36,556	$121	$486,939

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$223,196	$4,830	$29,450	$15	$257,491
Commercial mortgages	188,846	7,673	16,249	110	212,878

Total	$412,042	$12,503	$45,699	$125	$470,369

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”), our subsidiary that offers small balance unsecured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics, are considered to be subprime loans. Holiday originates small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher credit risk characteristics than are typical in the consumer loan portfolio held by the Bank. Holiday’s loan portfolio is summarized as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Consumer	$17,040	$16,532
Residential real estate	1,059	1,149
Less: unearned discount	(2,668)	(2,447)

Total	$15,431	$15,234

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Residential Real Estate	Consumer	Residential Real Estate	Consumer
Performing	$278,555	$53,753	$264,912	$53,048
Non-performing	1,474	141	1,692	154

Total	$280,029	$53,894	$266,604	$53,202

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

As of June 30, 2011, the Corporation holds $5,418 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

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

DEPOSITS

Total deposits at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Percentage Change	June 30, 2011	December 31, 2010
Checking, non-interest bearing	5.1%	$148,022	$140,836
Checking, interest bearing	5.6%	300,610	284,538
Savings accounts	32.3%	487,118	368,055
Certificates of deposit	(15.2%)	313,322	369,439

	7.4%	$1,249,072	$1,162,868

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2011, 84,250 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the three and six months ended June 30, 2010, 86,750 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,021	$1,447	$4,038	$2,892
Undistributed earnings allocated to common stock	1,558	1,665	3,107	2,371

Net earnings allocated to common stock	$3,879	$3,112	$7,145	$5,263

Weighted average common shares outstanding, including shares considered participating securities	12,291	9,253	12,277	9,019
Less: Average participating securities	(36)	(31)	(37)	(32)

Weighted average shares	12,255	9,222	12,240	8,987

Basic earnings per common share	$0.32	$0.34	$0.58	$0.59

Diluted earnings per common share computation:
Net earnings allocated to common stock	$3,879	$3,112	$7,145	$5,263

Weighted average common shares outstanding for basic earnings per common share	12,255	9,222	12,240	8,987
Add: Dilutive effects of assumed exercises of stock options	6	9	7	11

Weighted average shares and dilutive potential common shares	12,261	9,231	12,247	8,998

Diluted earnings per common share	$0.32	$0.34	$0.58	$0.58

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was entered into by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At June 30, 2011, the variable rate on the subordinated debt was 1.80% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

In anticipation of the expiration of the 5 year interest rate swap agreement discussed immediately above, on May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 which as of that effective date, will hedge $10 million of the subordinated note discussed immediately above. As with the prior interest rate swap agreement, the Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. On the effective date, the variable rate on the subordinated debt will be LIBOR plus 155 basis points and the Corporation will be paying 5.57% (4.02% fixed rate plus 155 basis points).

As of June 30, 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of and for the three and six months ended June 30, 2011 (in thousands):

As of June 30, 2011	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate contract	Accrued interest payable and other liabilities	$(987)

For the Three Months
Ended June 30, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$(145)	Interest expense – subordinated debentures	$(101)	Other income	$—
For the Six Months
Ended June 30, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$(78)	Interest expense – subordinated debentures	$(201)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $404.

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

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of Update No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses effective for the Corporation’s reporting period ended March 31, 2011. The amendments in Update No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this update only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this update will have no impact on the Corporation’s financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-4, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Some amendments in this update clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective during interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this new guidance is not expected to have a material effect on the Corporation’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.” This update amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and retrospective application is required. The effect of adopting this new guidance is not expected to have a material effect on the Corporation’s financial statements.

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

GENERAL OVERVIEW

The Corporation expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010. In addition, a CNB Bank branch was opened in Kylertown, Pennsylvania in the third quarter of 2010. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during 2011. Deposit growth was significant in 2010 and the first six months of 2011.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods to measure and direct the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in the first six months of 2011 and some additional compression is expected throughout the remainder of 2011 as a result of the current interest rate environment. During the past several years, we have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, we decreased interest rates on certain deposit products during 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) that could impact the performance of the Corporation in future periods. The Dodd-Frank Act includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000. Additional provisions create a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the full implementation is completed.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $43.6 million at June 30, 2011 compared to $37.4 million at December 31, 2010. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $47.5 million or 9.5% since December 31, 2010. The increase is primarily the result of purchases of residential mortgage and asset backed securities issued by government sponsored entities and resulted from deposit growth not reinvested in loans.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s has downgraded the rating of these securities since they were purchased by the Corporation. As of June 30, 2011, the Corporation held one structured pooled trust preferred security rated Ca by Moody’s having an amortized cost of $800 thousand and fair value of $380 thousand. The present value of the projected cash flows for this security was sufficient for full repayment of the amortized cost; therefore, it is believed the decline in fair value is temporary due to current market conditions. However, without recovery, other-than-temporary impairments may occur in future periods.

In addition, the Corporation holds two structured pooled trust preferred securities for which an impairment charge of $398 thousand was recorded during the six months ended June 30, 2011 since the present value of the projected cash flows was not sufficient for repayment of any of the amortized cost of the securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $27.2 million, or 3.4%, during the first six months of 2011. Our lending is focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects improved loan demand throughout the remainder of 2011.

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

	Six months ending June 30, 2011	Year ending December 31, 2010	Six months ending June 30, 2010
Balance at beginning of period	$10,820	$9,795	$9,795
Charge-offs:
Commercial, industrial, and agricultural	215	543	226
Commercial mortgages	88	2,061	91
Residential real estate	77	211	175
Consumer	462	1,223	625
Credit cards	25	94	31
Overdrafts	115	239	108

	982	4,371	1,256

Recoveries:
Commercial, industrial, and agricultural	4	11	3
Commercial mortgages	—	3	3
Residential real estate	—	2	3
Consumer	45	100	51
Credit cards	5	10	4
Overdraft deposit accounts	54	112	66

	108	238	130

Net charge-offs	(874)	(4,133)	(1,126)

Provision for loan losses	1,769	5,158	1,746

Balance at end of period	$11,715	$10,820	$10,415

Loans, net of unearned	$821,787	$794,562	$741,210
Allowance to net loans	1.43%	1.36%	1.41%
Net charge-offs to average loans	0.22%	0.56%	0.31%
Nonperforming assets	$18,368	$13,211	$12,004
Nonperforming % of total assets	1.23%	0.93%	1.62%

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

During the six months ended June 30, 2011, the Corporation recorded a provision for loan losses of $1.8 million, as compared to a provision for loan losses of $1.7 million for the six months ended June 30, 2010. One relationship comprising three commercial loans became impaired in the first quarter of 2011, resulting in an increase in nonperforming assets of $4.4 million. As of June 30, 2011, one of these loans in the amount of $1.4 million remains nonperforming. Based on CNB’s evaluation of the underlying collateral, no losses associated with this relationship are expected.

One relationship comprising two commercial loans became impaired in the second quarter of 2011, resulting in an increase in non-accrual loans of $4.2 million and an increase in the provision and allowance for loan losses of $433 thousand. This increase in the provision and allowance for loan losses was offset by a decrease in the provision for loan losses resulting from a decrease in net loan chargeoffs from $1.1 million for the six months ended June 30, 2010 to $882 thousand for the six months ended June 30, 2011.

Management believes that both its 2011 provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2011.

BANK OWNED LIFE INSURANCE

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2011, additional BOLI of $5.0 million was purchased.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $86.2 million from $1,162.9 million at December 31, 2010 to $1,249.1 million at June 30, 2011. The growth in deposits was primarily due to increases in savings accounts of $119.1 million over this period as a result of the Corporation’s marketing of a new savings product which carries a highly competitive annual percentage yield in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $56.1 million as customers who previously held certificates of deposit migrate to the new savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short- and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2011. Total shareholders’ equity was $122.2 million at June 30, 2011 and $109.6 million at December 31, 2010. In the first six months of 2011, the Corporation earned $7.2 million and declared dividends of $4.1 million, a dividend payout ratio of 56.5% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Total risk-based capital ratio	15.28%	15.38%
Tier 1 capital ratio	14.02%	14.13%
Leverage ratio	8.47%	8.81%
Tangible common equity/tangible assets (1)	7.53%	7.05%

Book value per share	$9.93	$8.96
Tangible book value per share (1)	$9.05	$8.08

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of stockholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	June 30, 2011	December 31, 2010
Shareholders’ equity	$122,230	$109,645
Less goodwill	10,821	10,821

Tangible common equity	$111,409	$98,824

Total assets	$1,491,194	$1,413,511
Less goodwill	10,821	10,821

Tangible assets	$1,480,373	$1,402,690

Ending shares outstanding	12,305,639	12,237,261

Tangible book value per share	$9.05	$8.08
Tangible common equity/tangible assets	7.53%	7.05%

LIQUIDITY

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 8 provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by both management and the ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2011 (in thousands):

Commitments to extend credit	$214,022
Standby letters of credit	23,135

$237,157

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2011			June 30, 2010
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$15,741	1.04%	$82	$7,089	1.78%	$63
Securities:
Taxable (1)	462,710	3.00%	6,951	351,238	2.95%	5,269
Tax-Exempt (1,2)	79,828	5.17%	2,057	57,138	5.38%	1,506
Equity Securities (1,2)	1,666	2.43%	20	1,658	2.17%	18

Total securities	544,204	3.32%	9,028	410,034	3.28%	6,793

Loans:
Commercial (2)	277,139	5.21%	7,214	254,637	5.75%	7,317
Mortgage (2)	474,594	5.72%	13,582	416,933	6.21%	12,940
Consumer	49,757	12.69%	3,157	49,448	13.15%	3,251

Total loans (3)	801,490	5.98%	23,953	721,018	6.52%	23,508

Total earning assets	1,361,435	4.86%	$33,063	1,138,141	5.32%	$30,364

Non interest-bearing assets:
Cash and due from banks	33,408			39,067
Premises and equipment	24,420			23,994
Other assets	58,049			54,056
Allowance for loan losses	(11,332)			(10,040)

Total non interest-bearing assets	104,545			107,077

TOTAL ASSETS	$1,465,980			$1,245,218

LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$288,874	0.83%	1,202	$245,968	0.72%	889
Savings	434,867	1.15%	2,503	328,971	1.41%	2,315
Time	354,966	1.82%	3,231	340,838	2.11%	3,604

Total interest-bearing deposits	1,078,707	1.29%	6,936	915,777	1.49%	6,808
Short-term borrowings	16,975	0.31%	26	1,863	0.21%	2
Long-term borrowings	73,971	4.19%	1,551	95,760	4.54%	2,175
Subordinated debentures	20,620	3.75%	387	20,620	3.73%	385

Total interest-bearing liabilities	1,190,273	1.50%	$8,900	1,034,020	1.81%	$9,370

Demand—non interest-bearing	145,661			119,077
Other liabilities	14,804			12,811

Total liabilities	1,350,738			1,165,908
Shareholders’ equity	115,242			79,310

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,465,980			$1,245,218

Interest income/Earning assets		4.86%	$33,063		5.32%	$30,364
Interest expense/Interest-bearing liabilities		1.50%	8,900		1.81%	9,370

Net interest spread		3.37%	$24,163		3.51%	$20,994

Interest income/Earning assets		4.86%	33,063		5.32%	30,364
Interest expense/Earning assets		1.31%	8,900		1.65%	9,370

Net interest margin		3.55%	$24,163		3.67%	$20,994

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $3.9 million for the second quarter of 2011 compared to $3.1 million for the same period of 2010. The earnings per diluted share was $0.32 in the second quarter of 2011 and $0.34 for the second quarter of 2010.

INTEREST INCOME AND EXPENSE

Net interest income totaled $11.9 million, an increase of $1.2 million, or 11.5%, over the second quarter of 2010. Total interest and dividend income increased by $1.1 million, or 7.1%, as compared to the second quarter of 2010. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $138 thousand, or 3.0%, as compared to the second quarter of 2010 due to decreases in the cost of core deposits as well as the Corporation’s repayment and refinancing of long-term debt in 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $992 thousand in the second quarter of 2011 compared to $1.2 million in the second quarter of 2010. Net loan chargeoffs were $501 thousand in the second quarter of 2011 compared to $660 thousand in the second quarter of 2010, and loan growth was consistent from the second quarter of 2010 to the second quarter of 2011. As a result, a lower provision for loan losses was required in the second quarter of 2011 than in the second quarter of 2010.

Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2011.

NON-INTEREST INCOME

Non-interest income totaled $2.6 million, an increase of $608 thousand, or 30.3%, over the second quarter of 2010. The Corporation recorded other-than-temporary impairment charges in the second quarter of 2010 of $318 thousand, which was offset by realized gains on available-for-sale securities of $141 thousand. No other-than-temporary impairment charges or realized gains were recorded in the second quarter of 2011. In addition, the Corporation recorded realized and unrealized losses during the quarters ended June 30, 2011 and 2010 of $16 thousand and $210 thousand, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income increased $237 thousand, or 9.9%, in the second quarter of 2011 as compared to the same period in 2010. Mortgage banking income increased $107 thousand from the three months ended June 30, 2010 to the three months ended June 30, 2011, primarily as a result of the Corporation’s decision not to sell loans in the secondary market in the second quarter of 2010.

NON-INTEREST EXPENSE

Non-interest expense totaled $8.1 million, an increase of $810 thousand, or 11.0%, over the second quarter of 2010. Salaries and benefits expenses increased $483 thousand, or 13.0%, during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, primarily as a result of an increase in full-time equivalent employees from 287 at June 30, 2010 to 296 at June 30, 2011.

INCOME TAX EXPENSE

Income tax expense was $1.5 million in the second quarter of 2011 as compared to $1.1 million in the second quarter of 2010, resulting in an effective tax rate of 27.9% and 25.6%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

Six Months Ended June 30, 2011 and 2010

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $7.2 million for the six months ended June 30, 2011 compared to $5.3 million for the same period of 2010. The earnings per diluted share was $0.58 for both the six months ended June 30, 2011 and 2010. The return on assets and return on equity for the six months ended June 30, 2011 are 0.98% and 12.44%, respectively, compared to 0.85% and 13.32%, respectively, for the same period of 2010.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2011, net interest income increased $3.1 million, or 15.3%, compared to the comparable period in 2010. The Corporation’s net interest margin on a fully tax equivalent basis was 3.55% for the six months ended June 30, 2011, compared to 3.67% for the comparable period in 2010. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. During the six months ended June 30, 2011, total interest expense decreased $470 thousand, or 5.0%, as compared to the comparable period in 2010 due to decreases in the cost of core deposits as well as the Corporation’s repayment and refinancing of long-term debt in 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.8 million for the six months ended June 30, 2011 compared to $1.7 million for the comparable period in 2010. Net loan chargeoffs were $874 thousand in the first six months of 2011 compared to $1.1 million in the first six months of 2010, and loan growth was consistent from the first six months of 2010 to the first six months of 2011. However, as discussed in the Corporation’s Form 10-Q for the quarter ended March 31, 2011, the Corporation recorded charge-offs in its commercial mortgage loan portfolio of $1.9 million during the quarter ended December 31, 2010, as compared to $381 thousand and $178 thousand during the years ended December 31, 2009 and 2008. As a result, the Corporation’s homogeneous loss pool associated with its commercial mortgage loan portfolio increased $400 thousand during the three months ended March 31, 2011. In combination, all of these factors resulted in a slightly higher provision for loan losses in the first six months of 2011 than in the first six months of 2010.

Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2011.

NON-INTEREST INCOME

Non-interest income totaled $4.8 million during the six months ended June 30, 2011, an increase of $723 thousand, or 17.7%, over the comparable period in 2010. During the six months ended June 30, 2011, the Corporation recorded other-than-temporary impairment charges of $398 thousand, which was offset by realized gains on available-for-sale securities of $74 thousand. The Corporation recorded other-than-temporary impairment charges during the six months ended June 30, 2010 of $1.1 million, which was offset by realized gains on available-for-sale securities of $573 thousand. In addition, the Corporation recorded realized and unrealized gains (losses) during the six months ended June 30, 2011 and 2010 of $97 and ($90), respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income was $5.0 million for the six months ended June 30, 2011, compared to $4.7 million for the six months ended June 30, 2010. Mortgage banking income increased $85 thousand from the six months ended June 30, 2010 to the six months ended June 30, 2011, primarily as a result of the Corporation’s decision not to sell loans in the secondary market in the second quarter of 2010.

NON-INTEREST EXPENSE

Non-interest expense increased $974 thousand, or 6.3%, during the six months ended June 30, 2011 compared to the comparable period in 2010. Salaries and benefits increased $749 thousand, or 9.7%, during the six months ended June 30, 2011 compared to the comparable period in 2010, primarily as a result of an increase in full-time equivalent employees from 287 at June 30, 2010 to 296 at June 30, 2011.

INCOME TAX EXPENSE

Income tax expense was $2.6 million for the six months ended June 30, 2011 as compared to $1.7 million for the same period of 2010, resulting in an effective tax rate of 27.0% and 24.5%, respectively. The effective rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

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

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at June 30, 2011 was 7.18% of total earning assets compared to policy guidelines of plus or minus 15.0%. The ratio was 3.23% at December 31, 2010.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Static 1-Yr. Cumulative Gap	7.18%	3.23%
Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	8.52%	0.10%

The interest rate sensitivity position at both June 30, 2011 and December 31, 2010 was asset sensitive in the short term. As the federal funds rate was at 0.25% on June 30, 2011 and December 31, 2010, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in the federal funds rate of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

	EXHIBIT 3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2006, and incorporated herein by reference.

	EXHIBIT 3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

	EXHIBIT 31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

	EXHIBIT 31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

	EXHIBIT 32	Section 1350 Certifications

	EXHIBIT 101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 5, 2011	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: August 5, 2011	/s/ Charles R. Guarino
Charles R. Guarino
Treasurer
(Principal Financial Officer)