Form 10-Q
period 2011-09-30
CNB FINANCIAL CORP/PA
filed 2011-11-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2011

COMMON STOCK NO PAR VALUE PER SHARE: 12,352,641 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	(unaudited)
	September 30,	December 31,
	2011	2010

ASSETS

Cash and due from banks	$37,549	$24,584
Interest bearing deposits with other banks	3,627	12,848

Total cash and cash equivalents	41,176	37,432

Interest bearing time deposits with other banks	224	2,817
Securities available for sale	592,505	500,677
Trading securities	2,756	2,351
Loans held for sale	1,049	4,451
Loans	838,503	797,009
Less: unearned discount	(2,837)	(2,447)
Less: allowance for loan losses	(12,252)	(10,820)

Net loans	823,414	783,742
FHLB and other equity interests	6,594	6,415
Premises and equipment, net	24,247	24,135
Bank owned life insurance	25,416	19,742
Mortgage servicing rights	927	908
Goodwill	10,821	10,821
Accrued interest receivable and other assets	14,543	20,020

TOTAL	$1,543,672	$1,413,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$152,127	$140,836
Interest bearing deposits	1,145,435	1,022,032

Total deposits	1,297,562	1,162,868

Treasury, tax and loan borrowings	1,280	1,248
FHLB and other borrowings	74,144	105,259
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	19,635	13,871

Total liabilities	1,413,241	1,303,866

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,458	44,676
Retained earnings	78,209	73,059
Treasury stock, at cost (271,860 shares at September 30, 2011 and 362,342 shares at December 31, 2010)	(4,023)	(5,417)
Accumulated other comprehensive income (loss)	11,787	(2,673)

Total shareholders’ equity	130,431	109,645

TOTAL	$1,543,672	$1,413,511

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended September 30,
	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,344	$11,813
Deposits with banks	20	25
Securities:
Taxable	3,689	3,270
Tax-exempt	732	683
Dividends	8	6

Total interest and dividend income	16,793	15,797

INTEREST EXPENSE:
Deposits	3,424	3,340
Borrowed funds	796	993
Subordinated debentures	195	201

Total interest expense	4,415	4,534

NET INTEREST INCOME	12,378	11,263
PROVISION FOR LOAN LOSSES	904	853

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,474	10,410

NON-INTEREST INCOME:
Wealth and asset management fees	415	431
Service charges on deposit accounts	1,097	1,120
Other service charges and fees	433	374
Net realized and unrealized gains (losses) on securities for which fair value was elected	(313)	15
Mortgage banking	172	116
Bank owned life insurance	213	200
Other	361	288

	2,378	2,544

Total other-than-temporary impairment losses on available-for-sale securities	0	(821)
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	0	(821)
Net realized gains on available-for-sale securities	84	118

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	84	(703)

Total non-interest income	2,462	1,841

NON-INTEREST EXPENSES:
Salaries and benefits	4,402	3,998
Net occupancy expense of premises	1,076	1,053
FDIC insurance premiums	240	427
Amortization of intangibles	0	25
Other	2,592	2,610

Total non-interest expenses	8,310	8,113

INCOME BEFORE INCOME TAXES	5,626	4,138
INCOME TAX EXPENSE	1,559	1,032

NET INCOME	$4,067	$3,106

EARNINGS PER SHARE:
Basic	$0.33	$0.25
Diluted	$0.33	$0.25

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended September 30,
	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans including fees	$36,011	$34,940
Deposits with banks	102	88
Securities:
Taxable	10,640	8,539
Tax-exempt	2,128	1,706
Dividends	23	20

Total interest and dividend income	48,904	45,293

INTEREST EXPENSE:
Deposits	10,360	10,148
Borrowed funds	2,373	3,170
Subordinated debentures	582	586

Total interest expense	13,315	13,904

NET INTEREST INCOME	35,589	31,389
PROVISION FOR LOAN LOSSES	2,673	2,599

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,916	28,790

NON-INTEREST INCOME:
Wealth and asset management fees	1,225	1,255
Service charges on deposit accounts	3,129	3,117
Other service charges and fees	1,201	1,048
Net realized and unrealized losses on securities for which fair value was elected	(216)	(42)
Mortgage banking	506	365
Bank owned life insurance	674	602
Other	986	841

	7,505	7,186

Total other-than-temporary impairment losses on available-for-sale securities	(398)	(1,923)
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	(398)	(1,923)
Net realized gains on available-for-sale securities	158	691

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(240)	(1,232)

Total non-interest income	7,265	5,954

NON-INTEREST EXPENSES:
Salaries and benefits	12,842	11,689
Net occupancy expense of premises	3,378	3,204
FDIC insurance premiums	969	1,202
Amortization of intangibles	0	75
Other	7,553	7,434

Total non-interest expenses	24,742	23,604

INCOME BEFORE INCOME TAXES	15,439	11,140
INCOME TAX EXPENSE	4,204	2,750

NET INCOME	$11,235	$8,390

EARNINGS PER SHARE:
Basic	$0.91	$0.83
Diluted	$0.91	$0.83

DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

NET INCOME	$4,067	$3,106	$11,235	$8,390

Other comprehensive income, net of tax:

Change in fair value of interest rate swap agreements designated as cash flow hedges, net of tax of $237 and $33 for the three months ended September 30, 2011 and 2010, and $279 and $115 for the nine months ended September 30, 2011 and 2010	(440)	(61)	(519)	(213)

Net change in unrealized gains (losses) on securities available for sale:

Unrealized losses on other-than-temporarily impaired securities available for sale:

Unrealized losses arising during the period, net of tax of $49 and $36 for the three months ended September 30, 2011 and 2010, and $17 and $172 for the nine months ended September 30, 2011 and 2010	(91)	(66)	(31)	(320)

Reclassification adjustment for losses included in net income, net of tax of ($287) for the three months ended September 30, 2010, and ($139) and ($673) for the nine months ended September 30, 2011 and 2010	0	534	259	1,250

	(91)	468	228	930

Unrealized gains on other securities available for sale:

Unrealized gains arising during the period, net of tax of ($3,441) and ($3,315) for the three months ended September 30, 2011 and 2010, and ($7,998) and ($6,094) for the nine months ended September 30, 2011 and 2010	6,391	6,156	14,854	11,317

Reclassification adjustment for accumulated gains included in net income, net of tax of $29 and $41 for the three months ended ended September 30, 2011 and 2010, and $55 and $242 for the nine months ended September 30, 2011 and 2010	(55)	(77)	(103)	(449)

	6,336	6,079	14,751	10,868

Other comprehensive income	5,805	6,486	14,460	11,585

COMPREHENSIVE INCOME	$9,872	$9,592	$25,695	$19,975

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,235	$8,390
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,673	2,599
Depreciation and amortization	1,539	1,533
Amortization, accretion and deferred loan fees and costs	1,898	1,588
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	240	1,232
Net realized and unrealized losses on securities for which fair value was elected	216	42
Proceeds from sale of securities for which fair value was elected	170	0
Purchase of securities for which fair value was elected	(899)	0
Gain on sale of loans	(424)	(270)
Net gains on dispositions of premises and equipment and foreclosed assets	(102)	(101)
Proceeds from sale of loans	14,735	6,008
Origination of loans held for sale	(11,109)	(11,932)
Earnings on bank owned life insurance	(674)	(602)
Stock-based compensation expense	164	166
Contribution of treasury stock	90	0
Changes in:
Accrued interest receivable and other assets	(2,347)	(2,602)
Accrued interest payable and other liabilities	4,966	(269)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,371	5,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	2,593	2,871
Proceeds from maturities, prepayments and calls of securities	75,791	86,330
Proceeds from sales of securities	43,763	51,507
Purchase of securities	(190,487)	(279,073)
Loan origination and payments, net	(42,318)	(36,251)
Purchase of bank owned life insurance	(5,000)	(2,500)
Redemption (purchase) of FHLB and other equity interests	(179)	181
Purchase of premises and equipment	(1,483)	(1,542)
Proceeds from the sale of premises and equipment and foreclosed assets	245	287

NET CASH USED IN INVESTING ACTIVITIES	(117,075)	(178,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	215,087	130,487
Certificates of deposit	(80,393)	27,309
Proceeds from sale of treasury stock	922	923
Proceeds from exercise of stock options	0	69
Proceeds from stock offering, net of issuance costs	0	32,128
Cash dividends paid	(6,085)	(4,916)
Proceeds from long-term borrowings	350	20,000
Repayment of long-term borrowings	(95)	(36,085)
Net change in short-term borrowings	(31,338)	10,927

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,448	180,842

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,744	8,434

CASH AND CASH EQUIVALENTS, Beginning	37,432	22,358

CASH AND CASH EQUIVALENTS, Ending	$41,176	$30,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,626	$14,207
Income taxes	3,317	3,314

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	93	333
Loans transferred from held for sale to held for investment	0	3,321
Grant of restricted stock awards from treasury stock	266	233

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in compliance with accounting principles generally accepted in the United States of America (“GAAP”). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “2010 Form 10-K”). All dollar amounts are stated in thousands, except share data.

STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the fourth anniversary of the grant. For independent directors, the vesting schedule is one-third of the granted options per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant.

At September 30, 2011, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three and nine month periods then ended.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $62 and $164 for the three and nine months ended September 30, 2011, and $44 and $166 for the three and nine months ended September 30, 2010. As of September 30, 2011, there was $447 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended September 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	40,281	$15.12
Granted	—	—
Vested	(1,319)	14.81
Forfeited	—	—

Nonvested at end of period	38,962	$15.12

A summary of changes in unvested restricted stock awards for the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	31,398	$15.10
Granted	17,900	14.88
Vested	(9,148)	14.59
Forfeited	(1,188)	14.85

Nonvested at end of period	38,962	$15.12

FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in certain equity securities in order to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized losses that were included in earnings for the three and nine months ended September 30, 2011 were ($313) and ($226), respectively. Fair value changes attributable to unrealized gains that were included in earnings for the three and nine month ended September 30, 2010 were $23 and $26. Realized gains on the sale of securities for which the fair value option was elected were $0 and $10 during the three and nine months ended September 30, 2011. Realized losses on the sale of securities for which the fair value option was elected were ($8) and ($68) during the three and nine months ended September 30, 2010.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $8 and $23 for the three and nine months ended September 30, 2011 and $6 and $20 for the three and nine months ended September 30, 2010.

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

Trust preferred securities which are issued by financial institutions and insurance companies are priced using Level 3 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely, and the once-active market has become comparatively inactive. The Corporation engaged a third party consultant who has developed a model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral and default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining individual security valuations. Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. The Corporation’s derivative instrument is an interest rate swap that is similar to those that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,162	$—	$8,162	$—
U.S. Government sponsored entities	97,912	6,000	91,912	—
States and political subdivisions	142,044	7,131	134,913	—
Residential mortgage and asset backed	280,428	21,056	259,372	—
Commercial mortgage and asset backed	2,050	—	2,050	—
Corporate notes and bonds	14,541	1,000	11,681	1,860
Pooled trust preferred	1,227	—	—	1,227
Pooled SBA	44,432	44,432	—	—
Other securities	1,709	1,709	—	—

Total Securities Available For Sale	$592,505	$81,328	$508,090	$3,087

Trading Securities:
Equity securities – financial services	$621	$621	$—	$—
Equity securities – industrials	323	323	—	—
International mutual funds	257	257	—	—
Equity securities – health care	186	186	—	—
Equity securities – utilities	171	171	—	—
Certificates of deposit	156	156	—	—
Corporate notes and bonds	150	—	150	—
Large cap growth mutual funds	138	138	—	—
U.S. Government sponsored entities	129	—	129	—
Money market mutual funds	111	111	—	—
Real estate investment trust mutual funds	105	105	—	—
Equity securities – energy	103	103	—	—
Large cap value mutual funds	97	97	—	—
Equity securities – consumer staples	62	62	—	—
Equity securities – consumer discretionary	49	49	—	—
Mid cap mutual funds	35	35	—	—
Small cap mutual funds	33	33	—	—
Equity securities – materials	30	30	—	—

Total Trading Securities	$2,756	$2,477	$279	$—

		Fair Value Measurements at September 30, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities,
Interest rate swaps	$(1,665)	$—	$(1,665)	$—

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,205	$—	$8,205	$—
U.S. Government sponsored entities	105,941	2,000	101,941	2,000
States and political subdivisions	116,411	4,750	111,661	—
Residential mortgage and asset backed	222,419	20,405	199,745	2,269
Corporate notes and bonds	10,751	—	9,511	1,240
Pooled trust preferred	1,292	—	—	1,292
Pooled SBA	33,962	28,489	5,473	—
Other securities	1,696	1,696	—	—

Total Securities Available For Sale	$500,677	$57,340	$436,536	$6,801

Trading Securities:
Equity securities – financial services	$523	$523	$—	$—
International mutual funds	430	430	—	—
Large cap value mutual funds	247	247	—	—
Certificates of deposit	208	208	—	—
Equity securities – health care	151	151	—	—
U.S. Government sponsored entities	147	—	147	—
Large cap growth mutual funds	139	139	—	—
Equity securities – energy	119	119	—	—
Equity securities – industrials	98	98	—	—
Corporate notes and bonds	96	—	96	—
Money market mutual funds	75	75	—	—
Equity securities – utilities	61	61	—	—
Small cap mutual funds	29	29	—	—
Mid cap mutual funds	28	28	—	—

Total Trading Securities	$2,351	$2,108	$243	$—

Liabilities,
Interest rate swap	$(867)	$—	$(867)	$—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred

Balance, July 1, 2011	$3,988	$1,860	$1,362
Transfers out of Level 3 (a)(b)	(3,988)	—	—
Total gains or losses (realized/unrealized):
Included in other comprehensive income	—	—	(130)
Purchases, issuances, sales, and settlements:
Settlements	—	—	(5)

Balance, September 30, 2011	$—	$1,860	$1,227

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred

Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers out of Level 3 (a)(b)	(3,988)	—	(2,000)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(398)
Included in other comprehensive income	—	620	—	338
Purchases, issuances, sales, and settlements:
Purchases	1,917	—	—	—
Settlements	(198)	—	—	(5)

Balance, September 30, 2011	$—	$1,860	$—	$1,227

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010:

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

The unrealized losses reported in earnings for the three and nine months ended September 30, 2011 and 2010 for Level 3 assets that are still held at the balance sheet date relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the three months ended September 30, 2011 and 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2011	2010

U.S. Government sponsored entities	$—	$16,502
States and political subdivisions	—	11,085
Residential mortgage and asset backed	—	25,636

Total	$—	$53,223

During the nine months ended September 30, 2011 and 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2011	2010

U.S. Government sponsored entities	$2,000	$18,643
States and political subdivisions	4,750	3,273
Residential mortgage and asset backed	20,405	5,625

Total	$27,155	$27,541

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access.

During the nine months ended September 30, 2011, two pooled Small Business Administration (“SBA”) securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. There were no transfers of securities from the Level 2 category to the Level 1 category during the three months ended September 30, 2011. During the three months ended September 30, 2010, one pooled SBA security that was classified as a Level 2 security at June 30, 2010 was transferred to the Level 1 category. The fair value on the date of transfer was $884. During the nine months ended September 30, 2010, two pooled SBA securities that were classified as Level 2 securities at December 31, 2009 were transferred to the Level 1 category. The fair value on the date of transfer was $1,798. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$13,822	$—	$—	$13,822
Commercial, industrial, and agricultural	2,426	—	—	2,426
Residential real estate	122	—	—	122

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$9,721	$—	$—	$9,721
Commercial, industrial, and agricultural	2,474	—	—	2,474
Residential real estate	166	—	—	166

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $18,010 with a valuation allowance of $1,640 as of September 30, 2011, resulting in an additional provision for loan losses of $530 and $782 for the three and nine months then ended. Impaired loans had a principal balance of $13,324 with a valuation allowance of $963 as of December 31, 2010, resulting in an additional provision for loan losses of $951 for the year then ended.

Fair Value of Financial Instruments

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, other borrowings, and variable rate loans, deposits or borrowings that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. It is not practical to determine the fair value of Federal Home Loan Bank stock and other equity interests due to restrictions placed on the transferability of these instruments. The fair value of off balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off balance sheet items is not material.

While estimates of fair value are based on management’s judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures. Also, non-financial assets such as, among other things, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet may have value but are not included in the fair value disclosures.

The following table presents the carrying amount and fair value of financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$41,176	$41,176	$37,432	$37,432
Interest bearing time deposits with other banks	224	229	2,817	2,719
Securities available for sale	592,505	592,505	500,677	500,677
Trading securities	2,756	2,756	2,351	2,351
Loans held for sale	1,049	1,070	4,451	4,518
Net loans	823,414	844,580	783,742	807,972
FHLB and other equity interests	6,594	N/A	6,415	N/A
Accrued interest receivable	6,476	6,476	5,867	5,867

LIABILITIES
Deposits	$(1,297,562)	$(1,301,803)	$(1,162,868)	$(1,167,071)
FHLB, Treasury, tax and loan, and other borrowings	(75,424)	(83,771)	(106,507)	(109,963)
Subordinated debentures	(20,620)	(10,746)	(20,620)	(10,660)
Interest rate swaps	(1,665)	(1,665)	(867)	(867)
Accrued interest payable	(1,355)	(1,355)	(1,666)	(1,666)

SECURITIES

Securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$8,078	$84	$—	$8,162	$8,139	$66	$-	$8,205
U.S. Gov’t sponsored entities	92,635	5,282	(5)	97,912	104,328	2,016	(403)	105,941
State & political subdivisions	133,580	8,464	—	142,044	117,928	1,011	(2,528)	116,411
Residential mortgage & asset backed	272,196	8,427	(195)	280,428	221,304	2,364	(1,249)	222,419
Commercial mortgage & asset backed	2,079	—	(29)	2,050	—	—	—	—
Corporate notes & bonds	17,354	—	(2,813)	14,541	14,347	—	(3,596)	10,751
Pooled trust preferred	1,787	—	(560)	1,227	2,190	12	(910)	1,292
Pooled SBA	43,102	1,330	—	44,432	33,788	266	(92)	33,962
Other securities	1,670	39	—	1,709	1,670	26	—	1,696

Total	$572,481	$23,626	$(3,602)	$592,505	$503,694	$5,761	$(8,778)	$500,677

At September 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Corporate equity securities	$1,545	$952
International mutual funds	257	430
Certificates of deposit	156	208
Corporate notes and bonds	150	96
Large cap growth mutual funds	138	139
U.S. Government sponsored entities	129	147
Money market mutual funds	111	75
Real estate investment trust mutual funds	105	—
Large cap value mutual funds	97	247
Mid cap mutual funds	35	28
Small cap mutual funds	33	29

Total	$2,756	$2,351

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	1,734	(5)	—	—	1,734	(5)
State & political subdivisions	—	—	—	—	—	—
Residential mortgage & asset backed	25,154	(138)	5,567	(57)	30,721	(195)
Commercial mortgage & asset backed	2,050	(29)	—	—	2,050	(29)
Corporate notes & bonds	995	(1)	10,547	(2,812)	11,542	(2,813)
Pooled trust preferred	—	—	240	(560)	240	(560)
Pooled SBA	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

	$29,933	$(173)	$16,354	$(3,429)	$46,287	$(3,602)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	11,077	(403)	—	—	11,077	(403)
State & political subdivisions	61,312	(2,440)	3,904	(88)	65,216	(2,528)
Residential mortgage & asset backed	69,576	(1,228)	5,770	(21)	75,346	(1,249)
Corporate notes & bonds	992	(3)	9,770	(3,593)	10,762	(3,596)
Pooled trust preferred	—	—	288	(910)	288	(910)
Pooled SBA	12,147	(92)	—	—	12,147	(92)
Other securities	—	—	—	—	—	—

	$155,104	$(4,166)	$19,732	$(4,612)	$174,836	$(8,778)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2011, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the current crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to our default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Management expects that credit markets will begin to normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to begin calling their collateral in 2011 and 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired. An impairment loss for the entire cost basis of two of these securities was recognized in earnings prior to 2010, and impairment losses for the remaining securities were recognized in earnings during 2011, as disclosed in the table below. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of and for the three and nine months ended September 30, 2011:

	Adjusted Amortized Cost	Unrealized Gain (Loss)	Fair Value	Credit Losses Realized in Earnings Three Months Ended September 30, 2011	Credit Losses Realized in Earnings Nine Months Ended September 30, 2011

ALESCO Preferred Funding V, Ltd.	$800	$(560)	$240	$—	$—
ALESCO Preferred Funding XII, Ltd.	—	—	—	—	280
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—	—
Preferred Term Securities XVI, Ltd.	—	—	—	—	118
US Capital Funding VI, Ltd.	—	—	—	—	—
MM Community Funding II, Ltd.	987	—	987	—	—

Total	$1,787	$(560)	$1,227	$—	$398

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended September 30, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	—

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the nine months ended September 30, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended September 30, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$2,517
Additional credit loss for which other-than-temporary impairment was not previously recognized	821
Additional credit loss for which other-than-temporary impairment was not previously recognized	—

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$3,338

A roll-forward of the other-than-temporary impairment amount related to credit losses for the nine months ended September 30, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	759
Additional credit loss for which other-than-temporary impairment was previously recognized	1,164

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$3,338

At September 30, 2011, approximately 16% of the total unrealized losses relate to structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities has greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

For all of the securities that comprise corporate notes and bonds and states and political subdivisions, management monitors publicly available financial information such as filings with the SEC in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of September 30, 2011 and December 31, 2010, management concluded that the previously mentioned securities were not other-than-temporarily impaired for the following reasons:

•	there is no indication of any significant deterioration of the creditworthiness of the institutions that issued the securities;

•	the unrealized losses are predominantly attributable to liquidity disruptions within the credit markets and the generally stressed condition of the financial services industry; and

•

all contractual interest payments on the securities have been received as scheduled, and no information has come to management’s attention through the processes previously described which would lead to a conclusion that future contractual payments will not be timely received.

The Corporation does not intend to sell and it is not more likely than not that it will be required to sell the securities in an unrealized loss position before recovery of its amortized cost basis.

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2011	$20,153	$109	$(25)
Nine months ended September 30, 2011	43,763	255	(97)
Three months ended September 30, 2010	13,442	121	(3)
Nine months ended September 30, 2010	51,507	708	(17)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$20,453	$20,586	$30,210	$30,184
1 year – 5 years	70,809	72,944	54,476	55,030
5 years – 10 years	104,510	112,597	105,057	105,145
After 10 years	100,764	102,191	90,977	86,203

	296,536	308,318	280,720	276,562
Residential mortgage & asset backed securities	272,196	280,428	221,304	222,419
Commercial mortgage & asset backed securities	2,079	2,050	—	—

Total debt securities	$570,811	$590,796	$502,024	$498,981

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2011 and December 31, 2010, securities carried at $247,622 and $127,364, respectively, were pledged to secure public deposits and for other purposes as provided by law.

LOANS

Total net loans at September 30, 2011 and December 31, 2010 are summarized as follows:

		September 30, 2011	December 31, 2010

	Commercial, industrial, and agricultural	$247,628	$257,491
	Commercial mortgages	238,965	212,878
	Residential real estate	293,883	266,604
	Consumer	54,766	53,202
	Credit cards	2,968	2,870
	Overdrafts	293	3,964
Less:	unearned discount	(2,837)	(2,447)
	allowance for loan losses	(12,252)	(10,820)

	Loans, net	$823,414	$783,742

At September 30, 2011 and December 31, 2010, net unamortized loan costs and fees of ($49) and ($167), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three months ended September 30, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, July 1, 2011	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715
Charge-offs	(84)	(12)	(55)	(221)	(12)	(50)	(434)
Recoveries	3	—	12	31	3	18	67
Provision for loan losses	33	467	154	202	2	46	904

Allowance for loan losses, September 30, 2011	$3,722	$4,854	$2,011	$1,412	$97	$156	$12,252

Transactions in the allowance for loan losses for the nine months ended September 30, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(299)	(100)	(132)	(683)	(37)	(165)	(1,416)
Recoveries	7	—	12	76	8	72	175
Provision for loan losses	497	1,443	215	458	30	30	2,673

Allowance for loan losses, September 30, 2011	$3,722	$4,854	$2,011	$1,412	$97	$156	$12,252

Transactions in the allowance for loan losses for the three months ended September 30, 2010 were as follows:

Allowance for loan losses, July 1, 2010	$10,415
Charge-off	(503)
Recoveries	65
Provision for loan losses	853

Allowance for loan losses, September 30, 2010	$10,830

Transactions in the allowance for loan losses for the nine months ended September 30, 2010 were as follows:

Allowance for loan losses, January 1, 2010	$9,795
Charge-off	(1,759)
Recoveries	195
Provision for loan losses	2,599

Allowance for loan losses, September 30, 2010	$10,830

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2011:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$40	$1,323	$43	$—	$—	$—	$1,406
Collectively evaluated for impairment	3,682	3,297	1,968	1,412	97	156	10,612
Modified in a troubled debt restructuring	—	234	—	—	—	—	234

Total ending allowance balance	$3,722	$4,854	$2,011	$1,412	$97	$156	$12,252

Loans:
Loans individually evaluated for impairment	$2,466	$13,703	$165	$—	$—	$—	$16,334
Loans collectively evaluated for impairment	245,162	218,983	293,718	54,766	2,968	293	815,890
Loans modified in a troubled debt restructuring	—	6,279	—	—	—	—	6,279

Total ending loans balance	$247,628	$238,965	$293,883	$54,766	$2,968	$293	$838,503

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

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of and for the three and nine months ended September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$337	$337	$40
Commercial mortgage	6,648	5,772	1,323
Residential real estate	265	165	43
With no related allowance recorded:
Commercial, industrial, and agricultural	2,577	2,129	—
Commercial mortgage	9,404	7,931	—
Residential real estate	—	—	—

Total	$19,231	$16,334	$1,406

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,097	$—	$—	$1,330	$—	$—
Commercial mortgage	6,554	—	—	8,050	16	16
Residential real estate	175	3	3	193	3	3
With no related allowance recorded:
Commercial, industrial, and agricultural	1,525	—	—	1,738	—	—
Commercial mortgage	7,831	—	—	4,275	—	—
Residential real estate	—	—	—	—	—	—

Total	$17,182	$3	$3	$15,586	$19	$19

The following table presents information related to loans individually evaluated for impairment by portfolio segment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,041	$2,616	$142
Commercial mortgage	13,070	10,473	752
Residential real estate	339	235	69
With no related allowance recorded:
Commercial, industrial, and agricultural	—	—	—
Commercial mortgage	—	—	—
Residential real estate	—	—	—

Total	$16,450	$13,324	$963

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

The following table presents information for loans individually evaluated for impairment during the three months ended September 30, 2010:

Average of individually impaired loans during period	$14,669
Interest income recognized during impairment	26
Cash basis interest income recognized during impairment	26

The following table presents information for loans individually evaluated for impairment during the nine months ended September 30, 2010:

Average of individually impaired loans during period	$14,239
Interest income recognized during impairment	366
Cash basis interest income recognized during impairment	366

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by portfolio segment as of September 30, 2011 and December 31, 2010:

September 30, 2011	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$2,466	$53
Commercial mortgages	13,562	1,495
Residential real estate	1,237	120
Consumer	5	146
Credit cards	—	20

Total	$17,270	$1,834

December 31, 2010	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$2,344	$23
Commercial mortgages	8,276	321
Residential real estate	1,306	386
Consumer	—	154
Credit cards	—	5

Total	$11,926	$889

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial, industrial, and agricultural	$152	$341	$8,718	$9,211	$238,417	$247,628
Commercial mortgages	1,344	1,982	8,858	12,184	226,781	238,965
Residential real estate	1,431	630	1,357	3,418	290,465	293,883
Consumer	437	128	151	716	54,050	54,766
Credit cards	27	3	20	50	2,918	2,968
Overdrafts	—	—	—	—	293	293

Total	$3,391	$3,084	$19,104	$25,579	$812,924	$838,503

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial, industrial, and agricultural	$225	$2,512	$2,367	$5,104	$252,387	$257,491
Commercial mortgages	129	1,184	8,597	9,910	202,968	212,878
Residential real estate	1,629	262	1,692	3,583	263,021	266,604
Consumer	455	145	154	754	52,448	53,202
Credit cards	20	10	5	35	2,835	2,870
Overdrafts	—	—	—	—	3,964	3,964

Total	$2,458	$4,113	$12,815	$19,386	$777,623	$797,009

Troubled Debt Restructurings

The Corporation has allocated $234 and $243 of specific reserves to one commercial mortgage customer whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. The interest rate on the original loan was 6.60%. Due to financial difficulties experienced by the customer, the interest rate was reduced to 4.19% in the third quarter of 2010, resulting in an additional provision for loan losses of $253 thousand for the three and nine months ended September 30, 2010. The interest rate on this loan was further reduced to 4.07% in the third quarter of 2011, resulting in an additional provision for loan losses of $5 thousand for the three and nine months ended September 30, 2011. This loan had a total recorded investment of $1,676 and $1,714 as of September 30, 2011 and December 31, 2010, respectively.

In addition, the Corporation has one commercial mortgage customer whose loan relationships have interest-only terms that were extended during 2011. The original interest rates on the loans, which are also currently the market rates of interest, were not reduced; therefore, no additional provision for loan losses was required to be recorded. These loans have a total recorded investment of $4,603 at September 30, 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies.

All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2011. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

Credit Quality Indicators

The Corporation classifies commercial, industrial, and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. Loans with an outstanding balance greater than $1 million are analyzed bi-annually and loans with an outstanding balance of less than $1 million are analyzed at least annually.

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

September 30, 2011		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$213,927	$14,974	$18,727	—	$247,628
Commercial mortgages	209,484	2,479	26,881	121	238,965

Total	$423,411	$17,453	$45,608	$121	$486,593

December 31, 2010		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$223,196	$4,830	$29,450	$15	$257,491
Commercial mortgages	188,846	7,673	16,249	110	212,878

Total	$412,042	$12,503	$45,699	$125	$470,369

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”), a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio, are considered to be subprime loans. Holiday’s loan portfolio is summarized as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Consumer	$17,649	$16,532
Residential real estate	1,019	1,149
Less: unearned discount	(2,837)	(2,447)

Total	$15,831	$15,234

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Residential		Residential
	Real Estate	Consumer	Real Estate	Consumer

Performing	$292,526	$54,615	$264,912	$53,048
Non-performing	1,357	151	1,692	154

Total	$293,883	$54,766	$266,604	$53,202

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

As of September 30, 2011, the Corporation holds $5,502 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	its operating performance;

•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and

•	its liquidity and funding position.

After evaluating all of these considerations, the Corporation concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

DEPOSITS

Total deposits at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Percentage
	Change	September 30, 2011	December 31, 2010
Checking, non-interest bearing	8.0%	$152,127	$140,836
Checking, interest bearing	7.8%	306,753	284,538
Savings accounts	49.3%	549,636	368,055
Certificates of deposit	(21.8%)	289,046	369,439

	11.6%	$1,297,562	$1,162,868

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2011, 107,375 and 75,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the three and nine months ended September 30, 2010, 119,875 and 86,750 shares issuable pursuant to outstanding stock options, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,025	$2,008	$6,064	$4,900
Undistributed earnings allocated to common stock	2,030	1,090	5,137	3,462

Net earnings allocated to common stock	$4,055	$3,098	$11,201	$8,362

Weighted average common shares outstanding, including shares considered participating securities	12,315	12,203	12,290	10,092
Less: Average participating securities	(31)	(28)	(35)	(31)

Weighted average shares	12,284	12,175	12,255	10,061

Basic earnings per common share	$0.33	$0.25	$0.91	$0.83

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,055	$3,098	$11,201	$8,362

Weighted average common shares outstanding for basic earnings per common share	12,284	12,175	12,255	10,061
Add: Dilutive effects of assumed exercises of stock options	6	5	7	9

Weighted average shares and dilutive potential common shares	12,290	12,180	12,262	10,070

Diluted earnings per common share	$0.33	$0.25	$0.91	$0.83

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At September 30, 2011, the variable rate on the subordinated debt was 1.90% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

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

As of September 30, 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of and for the three and nine months ended September 30, 2011 (in thousands):

As of September 30, 2011	Liability Derivative
	Balance Sheet	Fair
	Location	Value

Interest rate contract	Accrued interest payable and other liabilities	($1,665)

For the Three Months
Ended September 30, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contract	($441)	Interest expense – subordinated debentures	($103)	Other income	$—

For the Nine Months
Ended September 30, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contract	($519)	Interest expense – subordinated debentures	($303)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next 12 months are expected to approximate $394.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The effect of adopting this new guidance is not expected to have a material effect on the Corporation’s financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s principal subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within the west central Pennsylvania counties of Cambria, Cameron, Clearfield, Elk, Indiana, McKean and Warren. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. ERIEBANK, a division of CNB Bank, provides financial services to individuals and businesses in the northwestern Pennsylvania counties of Erie and Crawford.

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

GENERAL OVERVIEW

The Corporation expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010. In addition, a CNB Bank branch was opened in Kylertown, Pennsylvania in the third quarter of 2010, and a CNB Bank loan production office was opened in Indiana, Pennsylvania in the third quarter of 2011. A CNB Bank loan production office in Johnstown, Pennsylvania was closed in the third quarter of 2011. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during 2011. Deposit growth was significant in 2010 and the first nine months of 2011.

Management concentrates on return on average equity and earnings per share metrics, plus other methods to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in the first nine months of 2011 as a result of the current interest rate environment. During the past several years, we have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines to better address the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, we decreased interest rates on certain deposit products during 2011 and 2010.

The Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000. Additional provisions create a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the implementation, which is ongoing, is completed.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $41.2 million at September 30, 2011 compared to $37.4 million at December 31, 2010. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

We believe the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $92.2 million or 18.3% since December 31, 2010. The increase is primarily due to the purchases of residential mortgage and asset backed securities issued by government sponsored entities as well as securities issued by municipal governments, and resulted from deposit growth not reinvested in loans.

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

When the structured pooled trust preferred securities were purchased, they were considered to be investment grade based on ratings assigned by Moody’s. As a result of liquidity disruptions within the credit markets and the generally stressed conditions within the financial services industry, Moody’s downgraded the rating of these securities since they were purchased by the Corporation. As of September 30, 2011, the Corporation held one structured pooled trust preferred security rated Ca by Moody’s having an amortized cost of $800 thousand and fair value of $240 thousand. The present value of the projected cash flows for this security was sufficient for full repayment of the amortized cost; therefore, it is believed the decline in fair value is temporary due to current market conditions. However, the Corporation believes that without improved market conditions, other-than-temporary impairments may occur in future periods.

In addition, the Corporation holds two structured pooled trust preferred securities for which an impairment charge of $398 thousand was recorded during the nine months ended September 30, 2011 because the present value of the projected cash flows was not sufficient for repayment of any of the amortized cost of the securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $41.1 million, or 5.2%, during the first nine months of 2011. Our lending is focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2011.

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

	Nine months ending September 30, 2011	Year ending December 31, 2010	Nine months ending September 30, 2010

Balance at beginning of period	$10,820	$9,795	$9,795
Charge-offs:
Commercial, industrial, and agricultural	299	543	293
Commercial mortgages	100	2,061	166
Residential real estate	132	211	184
Consumer	683	1,223	875
Credit cards	37	94	63
Overdrafts	165	239	178

	1,416	4,371	1,759

Recoveries:
Commercial, industrial, and agricultural	7	11	9
Commercial mortgages	—	3	4
Residential real estate	12	2	3
Consumer	76	100	81
Credit cards	8	10	10
Overdraft deposit accounts	72	112	88

	175	238	195

Net charge-offs	(1,241)	(4,133)	(1,564)

Provision for loan losses	2,673	5,158	2,599

Balance at end of period	$12,252	$10,820	$10,830

Loans, net of unearned	$835,666	$794,562	$752,945
Allowance to net loans	1.47%	1.36%	1.44%
Net charge-offs to average loans (annualized)	0.20%	0.56%	0.29%
Nonperforming assets	$19,463	$13,211	$7,587
Nonperforming % of total assets	1.26%	0.93%	0.56%

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

The reviewed loan pools are further segregated into four categories: special mention, substandard, doubtful, and unclassified. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends. The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

•	levels of and trends in delinquencies, non-accrual loans, and classified loans;

•	trends in volume and terms of loans;

•	effects of any changes in lending policies and procedures;

•	experience, ability and depth of management;

•	national and local economic trends and conditions; and

•	concentrations of credit.

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

As mentioned in the Loans section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment within its market areas.

During the nine months ended September 30, 2011, the Corporation recorded a provision for loan losses of $2.7 million, as compared to a provision for loan losses of $2.6 million for the nine months ended September 30, 2010. One relationship comprising three commercial loans became impaired in the first quarter of 2011, resulting in an increase in nonperforming assets of $4.4 million as of the end of the first quarter. As of September 30, 2011, one of these loans in the amount of $1.4 million remains nonperforming. Based on CNB’s evaluation of the underlying collateral, no losses associated with this relationship are expected.

One relationship comprising two commercial loans became impaired in the second quarter of 2011, resulting in an increase in non-accrual loans of $4.2 million and an increase in the provision and allowance for loan losses of $1.0 million during the nine months ended September 30, 2011. This increase in the provision and allowance for loan losses was offset by a decrease in the provision for loan losses resulting from a decrease in net loan chargeoffs from $1.8 million for the nine months ended September 30, 2010 to $1.4 million for the nine months ended September 30, 2011.

Management believes that both its 2011 provision and allowance for loan losses are reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2011.

BANK OWNED LIFE INSURANCE

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2011, additional BOLI of $5.0 million was purchased.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $134.7 million from $1,162.9 million at December 31, 2010 to $1,297.6 million at September 30, 2011. The growth in deposits was primarily due to increases in savings accounts of $181.6 million over this period as a result of the Corporation’s marketing of a new savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $80.4 million as customers who previously held certificates of deposit migrate to the new savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short- and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2011. Total shareholders’ equity was $130.4 million at September 30, 2011 and $109.6 million at December 31, 2010. In the first nine months of 2011, the Corporation earned $11.2 million and declared dividends of $6.1 million, a dividend payout ratio of 54.2% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Total risk-based capital ratio	15.28%	15.38%
Tier 1 capital ratio	14.03%	14.13%
Leverage ratio	8.44%	8.81%
Tangible common equity/tangible assets (1)	7.80%	7.05%

Book value per share	$10.58	$8.96
Tangible book value per share (1)	$9.70	$8.08

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	September 30, 2011	December 31, 2010
Shareholders’ equity	$130,431	$109,645
Less goodwill	10,821	10,821

Tangible common equity	$119,610	$98,824

Total assets	$1,543,672	$1,413,511
Less goodwill	10,821	10,821

Tangible assets	$1,532,851	$1,402,690

Ending shares outstanding	12,327,743	12,237,261

Tangible book value per share	$9.70	$8.08
Tangible common equity/tangible assets	7.80%	7.05%

LIQUIDITY

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statement of cash flows presented on page 5 provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year to be part of the Corporation’s liquid assets. The Corporation’s liquidity is monitored by both management and the ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2011 (in thousands):

Commitments to extend credit	$224,227
Standby letters of credit	22,821

$247,048

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2011			September 30, 2010
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$14,018	0.97%	$102	$7,254	1.62%	$88

Securities:
Taxable (1)	471,726	3.03%	10,640	374,871	3.01%	8,539
Tax-Exempt (1,2)	82,340	5.22%	3,138	62,691	5.46%	2,505
Equity Securities (1,2)	1,723	2.42%	31	1,620	2.14%	26

Total securities	555,789	3.35%	13,809	439,182	3.35%	11,070

Loans:
Commercial (2)	276,786	5.20%	10,793	256,141	5.70%	10,959
Mortgage (2)	484,936	5.72%	20,816	424,180	6.17%	19,640
Consumer	50,011	12.86%	4,822	50,058	13.02%	4,887

Total loans (3)	811,733	5.98%	36,431	730,379	6.48%	35,486

Total earning assets	1,381,540	4.88%	$50,342	1,176,815	5.28%	$46,644

Non interest-bearing assets:
Cash and due from banks	33,570			34,957
Premises and equipment	24,405			23,917
Other assets	57,111			52,977
Allowance for loan losses	(11,570)			(10,230)

Total non interest-bearing assets	103,516			101,621

TOTAL ASSETS	$1,485,056			$1,278,436

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$294,054	0.80%	1,761	$251,864	0.74%	1,403
Savings	465,215	1.14%	3,971	339,580	1.33%	3,378
Time	335,701	1.84%	4,628	343,258	2.08%	5,367

Total interest-bearing deposits	1,094,970	1.26%	10,360	934,702	1.45%	10,148

Short-term borrowings	12,671	0.28%	27	2,708	0.15%	3
Long-term borrowings	74,032	4.23%	2,346	91,816	4.60%	3,167
Subordinated debentures	20,620	3.76%	582	20,620	3.79%	586

Total interest-bearing liabilities	1,202,293	1.48%	$13,315	1,049,846	1.77%	$13,904

Demand - non interest-bearing	147,193			123,834
Other liabilities	16,116			13,060

Total liabilities	1,365,602			1,186,740

Shareholders’ equity	119,454			91,696

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,485,056			$1,278,436

Interest income/Earning assets		4.88%	$50,342		5.28%	$46,644
Interest expense/Interest-bearing liabilities		1.48%	13,315		1.77%	13,904

Net interest spread		3.40%	$37,027		3.51%	$32,740

Interest income/Earning assets		4.88%	50,342		5.28%	46,644
Interest expense/Earning assets		1.29%	13,315		1.58%	13,904

Net interest margin		3.59%	$37,027		3.70%	$32,740

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.1 million for the third quarter of 2011 compared to $3.1 million for the same period of 2010. The earnings per diluted share were $0.33 in the third quarter of 2011 and $0.25 for the third quarter of 2010.

INTEREST INCOME AND EXPENSE

Net interest income totaled $12.4 million, an increase of $1.1 million, or 9.9%, over the third quarter of 2010. Total interest and dividend income increased by $996 thousand, or 6.3%, as compared to the third quarter of 2010. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $119 thousand, or 2.6%, as compared to the third quarter of 2010 due to decreases in the cost of core deposits as well as the Corporation’s repayment and refinancing of long-term debt in 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $904 thousand in the third quarter of 2011 compared to $853 thousand in the third quarter of 2010. Net loan chargeoffs were $366 thousand in the third quarter of 2011 compared to $438 thousand in the third quarter of 2010. However, due to increases in nonperforming assets, a slightly higher provision for loan losses was required in the third quarter of 2011 than in the third quarter of 2010.

Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2011.

NON-INTEREST INCOME

Non-interest income totaled $2.5 million, an increase of $621 thousand, or 33.7%, over the third quarter of 2010. The Corporation recorded other-than-temporary impairment charges in the third quarter of 2010 of $821 thousand, which were offset by realized gains on available-for-sale securities of $118 thousand. No other-than-temporary impairment charges were recorded and realized gains totaled $84 thousand in the third quarter of 2011. In addition, the Corporation recorded realized and unrealized gains (losses) during the quarters ended September 30, 2011 and 2010 of ($313) thousand and $15 thousand, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income increased $162 thousand, or 6.4%, in the third quarter of 2011 as compared to the same period in 2010.

NON-INTEREST EXPENSES

Non-interest expenses totaled $8.3 million, an increase of $197 thousand, or 2.4%, over the third quarter of 2010. Salaries and benefits expenses increased $404 thousand, or 10.1%, during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, primarily as a result of an increase in full-time equivalent employees from 287 at September 30, 2010 to 297 at September 30, 2011. FDIC insurance expenses decreased $187 thousand, or 43.8%, during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 due to the change in the FDIC insurance calculation from a deposit based formula to a tangible assets based formula in the second quarter of 2011.

INCOME TAX EXPENSE

Income tax expense was $1.6 million in the third quarter of 2011 as compared to $1.0 million in the third quarter of 2010, resulting in effective tax rates of 27.7% and 24.9% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

Nine Months Ended September 30, 2011 and 2010

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $11.2 million for the nine months ended September 30, 2011 compared to $8.4 million for the same period of 2010. The earnings per diluted share were $0.91 for the nine months ended September 30, 2011 and $0.83 for the nine months ended September 30, 2010. The return on assets and return on equity for the nine months ended September 30, 2011 are 1.01% and 12.54%, respectively, compared to 0.88% and 12.20%, respectively, for the same period of 2010.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2011, net interest income increased $4.2 million, or 13.4%, compared to the comparable period in 2010. The Corporation’s net interest margin on a fully tax equivalent basis was 3.59% for the nine months ended September 30, 2011, compared to 3.70% for the comparable period in 2010. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. During the nine months ended September 30, 2011, total interest expense decreased $589 thousand, or 4.2%, as compared to the comparable period in 2010 due to decreases in the cost of core deposits as well as the Corporation’s repayment and refinancing of long-term debt in 2010.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $2.7 million for the nine months ended September 30, 2011 compared to $2.6 million for the comparable period in 2010. Net loan chargeoffs were $1.2 million in the first nine months of 2011 compared to $1.6 million in the first nine months of 2010, and loan growth was consistent from the first nine months of 2010 to the first nine months of 2011. However, the Corporation recorded charge-offs in its commercial mortgage loan portfolio of $1.9 million during the quarter ended December 31, 2010, as compared to $381 thousand and $178 thousand during the years ended December 31, 2009 and 2008. As a result, the Corporation’s homogeneous loss pool associated with its commercial mortgage loan portfolio increased $539 thousand during the nine months ended September 30, 2011. In combination, all of these factors resulted in a slightly higher provision for loan losses in the first nine months of 2011 than in the first nine months of 2010.

Management believes the provision for loan losses is appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2011.

NON-INTEREST INCOME

Non-interest income totaled $7.3 million during the nine months ended September 30, 2011, an increase of $1.3 million, or 22.0%, over the comparable period in 2010. During the nine months ended September 30, 2011, the Corporation recorded other-than-temporary impairment charges of $398 thousand, which was offset by realized gains on available-for-sale securities of $158 thousand. The Corporation recorded other-than-temporary impairment charges during the nine months ended September 30, 2010 of $1.9 million, which was offset by realized gains on available-for-sale securities of $691 thousand. In addition, the Corporation recorded realized and unrealized losses during the nine months ended September 30, 2011 and 2010 of $216 and $42, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, the Corporation’s non-interest income was $7.7 million for the nine months ended September 30, 2011, compared to $7.2 million for the nine months ended September 30, 2010.

NON-INTEREST EXPENSES

Non-interest expenses increased $1.1 million, or 4.8%, during the nine months ended September 30, 2011 compared to the comparable period in 2010. Salaries and benefits increased $1.2 million, or 9.9%, during the nine months ended September 30, 2011 compared to the comparable period in 2010, primarily as a result of an increase in full-time equivalent employees from 287 at September 30, 2010 to 297 at September 30, 2011. FDIC insurance expenses decreased $233 thousand, or 19.4%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the change in the FDIC insurance calculation from a deposit based formula to a tangible assets based formula in the second quarter of 2011.

INCOME TAX EXPENSE

Income tax expense was $4.2 million for the nine months ended September 30, 2011 as compared to $2.8 million for the same period of 2010, resulting in effective tax rates of 27.2% and 24.7% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 4 (Loans), of the Corporation’s 2010 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2010.

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

The Corporation monitors interest rate risk through the use of two models: static gap and earnings simulation. Each model standing alone has limitations; however, taken together they represent, in management’s opinion, a reasonable view of the Corporation’s interest rate risk position.

STATIC GAP: Static gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at September 30, 2011 was 12.09% of total earning assets compared to policy guidelines of plus or minus 15.0%. The ratio was 3.23% at December 31, 2010.

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

The model makes various assumptions about cash flows and reinvestments of these cash flows in different rate environments. Generally, repayments, maturities and calls are assumed to be reinvested in like instruments and no significant change in the balance sheet mix is assumed. Actual results could differ significantly from these estimates which would produce significant differences in the calculated projected change in income. The limits stated above do not necessarily represent measures that would be taken by management in order to stabilize income results. The instruments on the balance sheet react at different speeds to various changes in interest rates as discussed under Static Gap. In addition, there are strategies available to management that may help mitigate a decline in income caused by a rapid change in interest rates.

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Static 1-Yr. Cumulative Gap	12.09%	3.23%
Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	16.53%	0.10%

The interest rate sensitivity position at both September 30, 2011 and December 31, 2010 was asset sensitive in the short term. As the federal funds rate was at 0.25% on September 30, 2011 and December 31, 2010, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in the federal funds rate of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the 2010 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2011	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 9, 2011	/s/ Brian W. Wingard
Brian W. Wingard
Interim Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.