Form 10-K
period 2011-12-31
CNB FINANCIAL CORP/PA
filed 2012-03-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes  ☒  No

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011:

$160,097,654

The number of shares outstanding of the registrant’s common stock as of March 5, 2012:

12,419,245 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 17, 2012 are incorporated by reference into Part III.

PART I.

ITEM 1.   BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank, referred to herein as the Bank, and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

In addition to the Bank, the Corporation has four other subsidiaries. CNB Securities Corporation, is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company is an Arizona corporation, and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

CNB Bank

The Bank was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. The Bank has 27 full service branch offices and one loan production office located in various communities in its market area. The Bank’s primary market area consists of the Pennsylvania counties of Cambria, Cameron, Clearfield, Elk, Indiana, McKean and Warren. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson.

ERIEBANK, a division of CNB Bank, began operations in 2005 and provides financial services to individuals and businesses located within its market areas, which include the northwestern Pennsylvania county of Erie and the city of Meadville located in Crawford County. ERIEBANK currently has four full service branch offices in the city of Erie, Pennsylvania, and one full service branch office in the city of Meadville, Pennsylvania. In the first quarter of 2012, a CNB Bank branch office in Warren, Pennsylvania will be rebranded as ERIEBANK as a result of its geographic proximity to Erie.

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

Supervision and Regulation

The Corporation is a financial holding company and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Federal Reserve Board and the Pennsylvania Department of Banking, and the Bank is subject to the oversight of applicable federal and state banking agencies, including the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”). The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau of Consumer Financial Protection is authorized to write rules on consumer financial products which could affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Recent Legislation

The Dodd-Frank Act, enacted into law on July 21, 2010, includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency, and significantly changed the bank regulatory structure and affected and will continue to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act also created a Consumer Financial Protection Bureau (“CFPB”), which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Corporation, including any regulations promulgated by the CFPB. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

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

At December 31, 2011, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

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

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act has permanently increased the standard maximum deposit insurance amount to $250,000 per depositor per insured depository institution, retroactive to January 1, 2008, and qualifying non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002 and represented a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, as amended, including publicly-held financial holding companies such as the Corporation. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.

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

Employees

As of December 31, 2011, the Corporation had a total of 314 employees of which 272 were full time and 42 were part time.

Executive Officers

The Corporation’s executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	48

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Mark D. Breakey	53	Executive Vice President and Credit Risk Manager, CNB Bank.

Richard L. Greslick, Jr.	35

Senior Vice President/Administration and Secretary, CNB Financial Corporation, since July 2010; previously, Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Richard L. Sloppy	61	Executive Vice President and Senior Loan Officer, CNB Bank.

Vincent C. Turiano	61

Senior Vice President/Operations, CNB Bank, since November 25, 2009; previously Financial Consultant for RBC Wealth Management (formerly Ferris, Baker Watts, Inc.) since 2006; and previously Executive Vice President of Omega Bank and Omega Financial Corporation.

Brian W. Wingard	37

Interim Treasurer, Principal Financial Officer and Principal Accounting Officer, CNB Financial Corporation, since November 2011; Interim Chief Financial Officer, CNB Bank, since November 2011; previously Controller, CNB Bank and CNB Financial Corporation, since 2007; and previously a Certified Public Accountant in public practice.

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Interest-bearing deposits with banks	$11,475	0.96%	$110	$8,680	1.44%	$125	$9,088	2.37%	$215
Federal funds sold and securities purchased under agreements to resell	-		-	-		-	2	0.00%	0
Securities:
Taxable (1)	487,746	2.97%	14,285	383,373	3.02%	11,603	223,814	3.29%	7,687
Tax-Exempt (1, 2)	86,851	5.14%	4,366	69,033	5.28%	3,572	55,642	5.60%	3,057
Equity Securities (1, 2)	1,906	2.49%	47	1,607	2.30%	37	1,502	2.89%	44

Total Securities	576,503	3.29%	18,698	454,013	3.35%	15,212	280,958	3.86%	10,788

Loans
Commercial (2)	275,442	5.20%	14,329	258,550	5.62%	14,542	242,719	5.82%	14,129
Mortgage (2)	492,922	5.68%	28,015	431,599	6.14%	26,514	396,017	6.41%	25,387
Consumer	51,402	12.72%	6,536	51,565	12.81%	6,605	47,702	14.57%	6,952

Total Loans (3)	819,766	5.96%	48,880	741,714	6.43%	47,661	686,438	6.77%	46,468

Total earning assets	1,407,744	4.84%	$67,688	1,204,407	5.23%	$62,998	976,486	5.89%	$57,471

Non Interest Earning Assets
Cash & Due From Banks	33,846			33,885			33,237
Premises & Equipment	24,323			23,969			23,004
Other Assets	56,616			53,867			49,640
Allowance for Loan Losses	(11,750)			(10,443)			(9,320)

Total Non Interest Earning Assets	103,035			101,278			96,561

Total Assets	$1,510,779			$1,305,685			$1,073,047

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$296,440	0.77%	$2,287	$258,826	0.75%	$1,954	$241,505	0.79%	$1,904
Savings	501,475	1.09%	5,489	346,346	1.29%	4,464	201,827	1.70%	3,434
Time	320,704	1.82%	5,849	349,401	2.04%	7,140	320,477	2.42%	7,753

Total interest-bearing deposits	1,118,619	1.22%	13,625	954,573	1.42%	13,558	763,809	1.71%	13,091
Short-term borrowings	9,728	0.28%	27	5,282	0.15%	8	1,961	0.20%	4
Long-term borrowings	74,141	4.25%	3,149	87,336	5.39%	4,708	104,107	4.34%	4,523
Subordinated Debentures	20,620	3.77%	778	20,620	3.79%	782	20,620	4.12%	850

Total interest-bearing liabilities	1,223,108	1.44%	$17,579	1,067,811	1.78%	$19,056	890,497	2.07%	$18,468

Demand – non-interest-bearing	148,287			127,287			104,773
Other liabilities	17,173			13,203			11,568

Total Liabilities	1,388,568			1,208,301			1,006,838
Shareholders’ Equity	122,211			97,384			66,209

Total Liabilities and Shareholders’ Equity	$1,510,779			$1,305,685			$1,073,047

Interest Income/Earning Assets		4.84%	$67,688		5.23%	$62,998		5.89%	$57,471
Interest Expense/Interest Bearing Liabilities		1.44%	17,579		1.78%	19,056		2.07%	18,468

Net Interest Spread		3.40%	$50,109		3.45%	$43,942		3.82%	$39,003

Interest Income/Earning Assets		4.84%	$67,688		5.23%	$62,998		5.89%	$57,471
Interest Expense/Earning Assets		1.25%	17,579		1.58%	19,056		1.89%	18,468

Net Interest Margin		3.59%	$50,109		3.65%	$43,942		4.00%	$39,003

1.

Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $1,976, $1,851, and $1,601 for the years ended December 31, 2011, 2010, and 2009, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $1,567, $1,835, and $1,774 for the years ended December 31, 2011, 2010, and 2009, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2011 over (under) 2010 Due to Change In (1)			For Twelve Months Ended December 31, 2010 over (under) 2009 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Interest-Bearing Deposits with Banks	$40	$(55)	$(15)	$(10)	$(80)	$(90)
Securities:
Taxable	2,926	(244)	2,682	4,951	(1,035)	3,916
Tax-Exempt (2)	916	(122)	794	736	(221)	515
Equity Securities (2)	6	4	10	2	(9)	(7)

Total Securities	3,848	(362)	3,486	5,689	(1,265)	4,424
Loans
Commercial (2)	950	(1,163)	(213)	922	(509)	413
Mortgage (2)	3,767	(2,266)	1,501	2,281	(1,154)	1,127
Consumer	(21)	(48)	(69)	563	(910)	(347)

Total Loans (3)	4,696	(3,477)	1,219	3,766	(2,573)	1,193

Total Earning Assets	$8,584	$(3,894)	$4,690	$9,445	$(3,918)	$5,527

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – Interest-Bearing	$284	$49	$333	$137	$(87)	$50
Savings	1,999	(974)	1,025	2,459	(1,429)	1,030
Time	(586)	(705)	(1,291)	700	(1,313)	(613)

Total Interest-Bearing Deposits	1,697	(1,630)	67	3,296	(2,829)	467
Short-Term Borrowings	7	12	19	7	(3)	4
Long-Term Borrowings	(711)	(848)	(1,559)	(729)	914	185
Subordinated debentures	-	(4)	(4)	-	(68)	(68)

Total Interest-Bearing Liabilities	$993	$(2,470)	$(1,477)	$2,574	$(1,986)	$588

Change in Net Interest Income	$7,591	$(1,424)	$6,167	$6,871	$(1,932)	$4,939

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities
(Dollars In Thousands)	December 31, 2011				December 31, 2010				December 31, 2009
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$8,064	$66	$ -	$8,130	$8,139	$66	$ -	$8,205	$10,288	$5	$ (24)	$10,269
U.S. Government Sponsored Entities	102,258	5,249	(15)	107,492	104,328	2,016	(403)	105,941	107,615	94	(748)	106,961
State and Political Subdivisions	149,685	8,844	(92)	158,437	117,928	1,011	(2,528)	116,411	55,710	991	(140)	56,561
Residential mortgage and asset backed	292,297	8,043	(214)	300,126	221,304	2,364	(1,249)	222,419	144,878	1,188	(666)	145,400
Commercial mortgage and asset backed	2,077	45	-	2,122	-	-	-	-	-	-	-	-
Corporate notes and bonds	17,358	50	(3,548)	13,860	14,347	-	(3,596)	10,751	18,713	-	(5,082)	13,631
Pooled trust preferred	800	-	(460)	340	2,190	12	(910)	1,292	4,594	-	(2,685)	1,909
Pooled SBA	44,851	1,282	(77)	46,056	33,788	266	(92)	33,962	8,894	102	(7)	8,989
Other securities	1,521	23	-	1,544	1,670	26	-	1,696	1,670	28	(3)	1,695

	$618,911	$23,602	$(4,406)	$638,107	$503,694	$5,761	$(8,778)	$500,677	$352,362	$2,408	$(9,355)	$345,415

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2012

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Collaterialized Mortgage Obligations and Other Asset Backed Securities
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale
U.S. Treasury	$4,054	1.29%	$4,076	1.29%
U.S. Government Sponsored Entities	17,076	1.49%	49,810	2.36%	$39,081	3.67%	$1,523	4.40%
State and Political Subdivisions	2,045	6.17%	27,754	4.52%	84,561	5.04%	44,077	5.47%
Corporate notes and bonds			1,863	2.27%	1,943	4.00%	10,054	3.11%
Pooled trust preferred							340	0.00%
Pooled SBA					1,341	2.46%	44,715	2.41%
Residential mortgage and asset backed									$300,126	3.64%
Commercial mortgage and asset backed									2,122	4.70%

TOTAL	$23,175	1.87%	$83,503	2.82%	$126,926	4.50%	$100,709	3.84%	$302,248	2.65%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2011	2010	2009	2008	2007
Commercial, industrial and agricultural	$253,324	$257,491	$239,966	$227,141	$217,651
Commercial mortgages	242,511	212,878	193,632	210,080	176,470
Residential real estate	298,628	266,604	226,931	179,420	160,585
Consumer	54,677	53,202	54,854	57,241	46,112
Credit cards	3,206	2,870	2,248	1,411	1,535

Overdrafts	423	3,964	391	859	1,188
Gross loans	852,769	797,009	718,022	676,152	603,541
Less: unearned income	2,886	2,447	2,880	4,596	3,853

Total loans net of unearned	$849,883	$794,562	$715,142	$671,556	$599,688

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2011
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$99,436	$74,510	$15,257	$189,203
Loans With Floating Interest Rate	14,947	24,764	24,410	64,121

	$114,383	$99,274	$39,667	$253,324

C. RISK ELEMENTS

	2011	2010	2009	2008	2007
Loans on non-accrual basis	$16,567	$11,926	$12,757	$3,046	$1,979
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	441	889	584	533	395
Troubled debt restructurings	7,688	1,714	-	-	-

	$24,696	$14,529	$13,341	$3,579	$2,374

Interest income recorded on the non-accrual loans for the year ended December 31, 2011 was $26. Additional interest income which would have been recorded on non-accrual loans had they been on accrual status was $685 for the year ended December 31, 2011.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2011, there were $7,348 in special mention loans, $33,261 in substandard loans, and $0 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2011	2010	2009	2008	2007

Balance at beginning of Period	$10,820	$9,795	$8,719	$6,773	$6,086
Charge-Offs:
Commercial, industrial and agricultural	1,796	543	860	33	39
Commercial mortgages	175	2,061	381	178	28
Residential real estate	217	211	378	330	180
Consumer	907	1,223	1,622	1,123	322
Credit cards	39	94	101	46	95
Overdrafts	222	239	269	334	346

	3,356	4,371	3,611	2,044	1,010
Recoveries:
Commercial, industrial and agricultural	9	11	2	2	-
Commercial mortgages	-	3	-	-	-
Residential real estate	13	2	1	6	12
Consumer	88	100	62	72	67
Credit cards	10	10	13	12	24
Overdrafts	94	112	144	111	82

	214	238	222	203	185
Net charge-offs	(3,142)	(4,133)	(3,389)	(1,841)	(825)
Provision for loan losses	4,937	5,158	4,465	3,787	1,512

Balance at end of period	$12,615	$10,820	$9,795	$8,719	$6,773

Percentage of net charge-offs during the period to average loans outstanding	0.38%	0.56%	0.49%	0.28%	0.14%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2011		2010		2009		2008		2007
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$4,511	29.71%	$3,517	32.31%	$2,790	33.42%	$2,660	33.59%	$2,253	36.06%
Commercial mortgages	4,470	28.44%	3,511	26.71%	3,291	26.97%	2,836	31.07%	1,915	29.24%
Residential real estate	1,991	35.02%	1,916	33.45%	1,583	31.61%	1,273	26.54%	1,012	26.61%
Consumer	1,404	6.41%	1,561	6.68%	1,751	7.64%	1,589	8.47%	1,196	7.64%
Credit Cards	71	0.37%	96	0.35%	85	0.31%	82	0.20%	91	0.25%
Overdrafts	168	0.05%	219	0.50%	295	0.05%	279	0.13%	306	0.20%

Total	$12,615	100.00%	$10,820	100.00%	$9,795	100.00%	$8,719	100.00%	$6,773	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2011		2010		2009
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non Interest Bearing	$148,287		$127,287		$104,773
Demand – Interest Bearing	296,440	0.77%	258,826	0.75%	241,505	0.79%
Savings Deposits	501,475	1.09%	346,346	1.29%	201,827	1.70%
Time Deposits	320,704	1.82%	349,401	2.04%	320,477	2.42%

TOTAL	$1,266,906		$1,081,860		$868,582

The maturity of certificates of deposits and other time deposits in denomination of $100,000 or more as of December 31, 2011
Maturing in:
Three months or less	$17,017
Greater than three months and through twelve months	23,394
Greater than one year and through three years	61,981
Greater than three years	13,180

$115,572

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2011	2010	2009
Return on average assets	1.00%	0.87%	0.79%
Return on average equity	12.36%	11.62%	12.86%
Dividend payout ratio	53.79%	61.27%	67.27%
Average equity to average assets ratio	8.09%	7.46%	6.17%

ITEM 1A.  RISK FACTORS

The Corporation’s financial condition and results of operations are subject to various risks inherent in its business. The material risks and uncertainties that management believes affect the Corporation are described below. If any of these risks actually occur, the Corporation’s business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Since the economic downturn, difficult market conditions remain and have adversely affected the banking and financial services industry and the Corporation’s business, and a continuation of these conditions could adversely affect the Corporation’s financial condition and results of operations.

Since the economic downturn, challenging conditions, including a depressed national housing market since 2008, high unemployment and under-employment, remain and have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Further, there exists instability in the global credit markets, including U.S. debt ceiling and budget deficit concerns and concerns regarding deteriorating sovereign debt conditions in Europe. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity and access to capital generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Corporation’s ability to access capital markets and its business, financial condition and results of operations. In particular, the Corporation may face the following risks in connection with these events:

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2011, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

The Corporation cannot assure you that actions by governmental agencies and regulators, as well as recently enacted legislation, will stabilize the U.S. financial system, and new legislation may significantly affect the Corporation’s financial condition.

Beginning in 2008 and continuing into 2009, 2010 and 2011, the Board of Governors of the Federal Reserve System, the United States Congress, the United States Department of the Treasury, the FDIC and others took numerous steps to stabilize and stimulate the financial services industry. These measures included: (1) homeowner relief that encouraged loan restructuring and modification; (2) the establishment of significant liquidity and credit facilities for financial institutions and investment banks; (3) the lowering of the federal funds rate; and (4) coordinated efforts to address liquidity and other weaknesses in the banking sector.

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

The Bank is not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the local real estate markets served by the Bank. While the Bank’s loan portfolio has not shown significant signs of credit quality deterioration despite continued challenges in the U.S. economy, we cannot assure you that no deterioration will occur. An economic recession in the markets served by the Bank, and the nation as a whole, could negatively impact household and corporate incomes. This impact could lead to decreased loan demand and increase the number of borrowers who fail to pay the Bank interest or principal on their loans, and accordingly, could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

The Corporation’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk, and declines in value in its investment securities portfolio may require it to record other than temporary impairment charges that could have a material adverse effect on its results of operations and financial condition.

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

As a financial holding company and state-chartered financial institution, respectively, the Corporation and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations, along with the existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and laws and interpretations, limit the manner in which the Corporation and the Bank conduct business, undertake new investments and activities, and obtain financing. These laws and regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit shareholders. These laws and regulations may sometimes impose significant limitations on the Corporation’s operations. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations, or specific actions of our regulators, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Furthermore, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit risk and interest rate risk conditions for the Bank and the Corporation, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Compliance with the Dodd-Frank Act Is Increasing Our Regulatory Compliance Burdens and May Increase Our Operating Costs and/or Adversely Impact Our Earnings and/or Capital Ratios.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted on July 21, 2010. The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act created a new federal Consumer Financial Protection Bureau (“CFPB”), tightened capital standards, imposed clearing and margining requirements on many derivatives activities, and generally increased oversight and regulation of financial institutions and financial activities.

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

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on the Corporation’s banking and nonbanking subsidiaries if they determine, upon examination or otherwise, that any such subsidy has violated laws or regulations with which it or its subsidiaries must comply, or that weaknesses or failures exist with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include, among other things, civil money penalties and orders to take certain actions or to refrain from certain actions. The imposition of regulatory sanctions, including any monetary penalties, may have a material impact on the Corporation’s financial condition and results of operations, damage its reputation, and/or cause it to lose its financial holding company status. In addition, compliance with any such action could distract management’s attention from the Corporation’s operations, cause the Corporation to incur significant expenses, restrict it from engaging in potentially profitable activities, and limit its ability to raise capital.

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

A failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third party vendors and other service providers, including as a result of cyber attacks, could disrupt the Corporation’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs and cause losses.

As a financial institution, the Corporation depends on its ability to continuously process, record and monitor a large number of customer transactions and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. The Corporation’s business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond the Corporation’s control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and, as described below, cyber attacks. Although the Corporation has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Corporation’s products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. The Corporation’s operations rely on the secure processing, transmission and storage of confidential information in its computer systems and networks. In addition, to access the Corporation’s products and services, its customers may use personal smartphones, tablet PC’s, and other devices that are beyond its control systems. Although the Corporation believes that it has robust information security procedures and controls, its technologies, systems, networks, and its customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of its or its customers’ confidential, proprietary and other information, or otherwise disrupt its or its customers’ or other third parties’ business operations.

Third parties with which the Corporation does business or that facilitate its business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for its operations, could also be sources of operational and information security risk to the Corporation, including from breakdowns or failures of their own systems or capacity constraints.

Although to date the Corporation has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it will not suffer such losses in the future. Its risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, its plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve its customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Corporation’s controls, processes and practices designed to protect its systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation. As cyber threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

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

In an extreme situation, it is possible that the capitalization of an FHLB, including the FHLB of Pittsburgh, could be substantially diminished or reduced to zero. Consequently, given that there is no trading market for the Bank’s FHLB common stock, the Corporation’s management believes that there is a risk that the Corporation’s investment could be deemed impaired at some time in the future. If this occurs, it may adversely affect the Corporation’s results of operations and financial condition.

In addition, if the capitalization of the FHLB of Pittsburgh is substantially diminished, the Bank’s liquidity may be adversely impaired if it is not able to obtain alternative sources of funding.

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

From time to time the Financial Accounting Standards Board, or FASB, and the SEC change accounting regulations and reporting standards that govern the preparation of the Corporation’s financial statements. In addition, the FASB, SEC, and bank regulators may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of the Corporation’s control and may have a material impact on its financial statements.

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

The unsoundness of other financial institutions with which the Corporation does business could adversely affect the Corporation’s business, financial condition or results of operations.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. The Corporation routinely executes transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives and hedging transactions. In addition, the Corporation invests in securities or loans originated or issued by financial institutions or supported by the loans they originate. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose the Corporation to credit or investment risk in the event of default by the Corporation’s counterparty. In addition, the Corporation’s credit risk may be exacerbated if the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to the Corporation. The Corporation could incur losses to its securities portfolio as a result of these issues. These types of losses may have a material adverse effect on the Corporation’s business, financial condition or results of operation.

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
•

instability in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, budget deficits or sovereign debt level concerns and other geopolitical, regulatory or judicial events.

The Corporation’s ability to pay dividends is limited by law and regulations.

The future declaration of dividends by the Corporation’s Board of Directors will depend on a number of factors, including capital requirements, regulatory limitations, the Corporation’s operating results and financial condition and general economic conditions. The Corporation’s ability to pay dividends depends primarily on the receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on retained earnings, imposed by bank regulatory agencies. The ability of the Bank to pay dividends is also subject to financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. The Corporation cannot assure you that the Bank will be able to pay dividends to CNB in the future. The Corporation may decide to limit the payment of dividends to its stockholders even when the Corporation has the legal ability to pay them in order to retain earnings for use in the Corporation’s business.

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

ITEM 4.   MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2011, the approximate number of shareholders of record of the Corporation’s common stock was 3,731.

Price Range of Common Stock

	2011		2010
	High	Low	High	Low
First quarter	$15.14	$13.51	$18.99	$14.70
Second quarter	14.50	12.38	16.50	10.53
Third quarter	14.37	11.17	13.93	10.75
Fourth quarter	17.21	12.17	15.83	13.00

Cash Dividends Paid

	2011	2010
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 17 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

There were no shares purchased as part of publicly announced plans or programs from October 1, 2011 to December 31, 2011. The maximum number of shares that may yet be purchased under publicly announced plans or programs is 168,386.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2006 and ended December 31, 2011.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
CNB Financial Corporation	100.00	99.95	86.56	130.26	126.19	140.97
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42

Source : SNL Financial LC, Charlottesville, VA
© 2012

www.snl.com

ITEM 6.   SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

INTEREST AND DIVIDEND INCOME:
Loans including fees	$48,324	$46,955	$45,839	$47,355	$44,559
Deposits with banks	110	125	215	429	492
Federal funds sold	-	-	-	342	334
Securities:
Taxable	14,285	11,603	7,687	7,419	6,669
Tax-exempt	2,957	2,435	2,095	1,414	1,457
Dividends	36	29	34	224	422

Total interest and dividend income	65,712	61,147	55,870	57,183	53,933

INTEREST EXPENSE:
Deposits	13,625	13,558	13,091	14,956	18,087
Borrowed funds	3,176	4,716	4,527	4,609	3,510
Subordinated debentures	778	782	850	1,018	1,325

Total interest expense	17,579	19,056	18,468	20,583	22,922

NET INTEREST INCOME	48,133	42,091	37,402	36,600	31,011

PROVISION FOR LOAN LOSSES	4,937	5,158	4,465	3,787	1,512

Net interest income after provision for loan losses	43,196	36,933	32,937	32,813	29,499

NON-INTEREST INCOME	10,719	9,650	7,950	2,168	8,189

NON-INTEREST EXPENSES	33,282	31,798	30,021	28,479	25,273

INCOME BEFORE INCOME TAXES	20,633	14,785	10,866	6,502	12,415

INCOME TAX EXPENSE	5,529	3,469	2,354	1,267	3,281

NET INCOME	$15,104	$11,316	$8,512	$5,235	$9,134

PER SHARE DATA:
Basic	$1.23	$1.06	$0.98	$0.61	$1.05
Fully diluted	1.23	1.06	0.98	0.61	1.05
Dividends declared	0.66	0.66	0.66	0.645	0.62
Book value per share at year end	10.66	8.96	7.92	7.27	8.10

AT END OF PERIOD:
Total assets	$1,602,207	$1,413,511	$1,161,591	$1,016,518	$858,700
Securities	641,340	503,028	347,748	238,181	162,792
Loans, net of unearned discount	849,883	794,562	715,142	671,556	599,688
Allowance for loan losses	12,615	10,820	9,795	8,719	6,773
Deposits	1,353,851	1,162,868	956,858	814,596	659,157
FHLB and other borrowings	74,456	105,259	100,003	107,478	98,000
Subordinated debentures	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	131,889	109,645	69,409	62,467	69,283

KEY RATIOS:
Return on average assets	1.00%	0.87%	0.79%	0.55%	1.12%
Return on average equity	12.36%	11.62%	12.86%	7.88%	12.82%
Loan to deposit ratio	62.78%	68.33%	74.74%	82.44%	90.98%
Dividend payout ratio	53.79%	61.27%	67.27%	105.53%	59.05%
Average equity to average assets ratio	8.09%	7.46%	6.17%	7.00%	8.65%

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within the west central Pennsylvania counties of Cambria, Cameron, Centre, Clearfield, Elk, Indiana, Jefferson, McKean and Warren. ERIEBANK, a division of CNB Bank, provides financial services to individuals and business in the northwestern Pennsylvania counties of Erie and Crawford. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company is an Arizona Corporation and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation (“Holiday”), incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

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

The forward-looking statements are based upon management’s beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

General Overview

The Bank expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010. In addition, a CNB Bank branch was opened in Kylertown, Pennsylvania in the third quarter of 2010, and a CNB Bank loan production office was opened in Indiana, Pennsylvania in the third quarter of 2011. A CNB Bank loan production office in Johnstown, Pennsylvania was closed in the third quarter of 2011. Management believes that our ERIEBANK division, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during 2012. Deposit growth was significant in 2010 and 2011.

Management concentrates on return on average equity and earnings per share metrics, plus other methods to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in 2011 and some additional compression is expected in 2012 as a result of the current interest rate environment. During the past several years, we have taken measures such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, we decreased interest rates on certain deposit products during 2010 and 2011. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to result in an increase in earning assets as well as enhanced non-interest income which we believe will more than offset increases in non-interest expenses in 2012 and beyond. While past results are not an indication of future earnings, we feel the Corporation is well positioned to sustain core earnings during 2012.

As noted above, on July 21, 2010, the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and this law could impact the performance of the Corporation in future periods. The Dodd-Frank Act includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which has now been increased to $250,000. Additional provisions create a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the full implementation is completed.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2011 Balance	$ Change vs. prior year	% Change vs. prior year	2010 Balance	$ Change vs. prior year	% Change vs. prior year	2009 Balance
Total assets	$1,602.2	$188.7	13.3	$1,413.5	$251.9	21.7	$1,161.6
Total loans, net	837.3	53.6	6.8	783.7	78.4	11.1	705.3
Total securities	641.3	138.3	27.5	503.0	155.3	44.7	347.7
Total deposits	1,353.9	191.0	16.4	1,162.9	206.0	21.5	956.9
Total shareholders’ equity	131.9	22.3	20.3	109.6	40.2	57.9	69.4

Overview of Balance Sheet

The increase in assets of 13.3% during 2011 was primarily the result of continued deposit growth, with corresponding investments in the loan and securities portfolios. The loan growth occurred in both the commercial and residential mortgage areas due to our focus on private banking and the historically low interest rates throughout 2011 which resulted in refinancing activity as well as new mortgage loans and home equity borrowings. Although the Corporation’s loan growth was 6.8% for the year ended December 31, 2011, its deposit growth was even more significant as total deposits grew by $191.0 million, or 16.4%, during 2011. As such, the Corporation purchased additional available-for-sale securities. The specific effects to each area are described in the following sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $39.7 million at December 31, 2011 compared to $37.4 million at December 31, 2010. Cash and cash equivalents will fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. The year end balance is considered reasonable to support our expected funding needs in the short term.

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

Securities

Securities available for sale and trading securities have combined to increase $138.3 million, or 27.5%, at December 31, 2011 when compared to December 31, 2010. The increase is primarily due to purchases of securities issued by state and local political subdivisions, structured collateralized mortgage obligations, and pooled Small Business Association securities, and resulted from excess deposit growth not reinvested in loans. Note 3 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

As detailed in the table below, at December 31, 2011, the Corporation had $849.9 million in loans outstanding, net of unearned discount, an increase of $55.3 million (or 7.0%) since December 31, 2010. The increase was primarily the result of two factors. The first factor was increasing demand for commercial mortgage loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The second factor was increasing demand for residential mortgage loan products due to historically low interest rates throughout 2011, resulting in both refinancing activity as well as new mortgage loans and home equity borrowings.

(dollars in thousands)	2011	2010

Commercial, industrial, and agricultural	$253,324	$257,491
Commercial mortgages	242,511	212,878
Residential real estate	298,628	266,604
Consumer	54,677	53,202
Credit cards	3,206	2,870
Overdrafts	423	3,964
Less: unearned discount	(2,886)	(2,447)

Total loans, net of unearned discount	$849,883	$794,562

With continued economic improvement in our market areas, the Corporation expects loan demand in 2012 to be consistent with 2011.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2011, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

Loan Quality

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed annually on a minimum of 65% of the commercial loan portfolio by an outsourced loan review firm. In addition, classified assets, past due loans and nonaccrual loans are reviewed by the loan review partner semiannually and monthly by our credit administration staff.

The following table presents information concerning loan delinquency and other non-performing assets at December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009

Non-accrual loans	$16,567	$11,926	$12,757
Accrual loans greater than 89 days past due	441	889	548

Total nonperforming loans	17,008	12,815	13,305
Other real estate owned	505	396	252

Total nonperforming assets	$17,513	$13,211	$13,557

Total loans, net of unearned income	$849,883	$794,562	$715,142
Nonperforming loans as a percentage of loans, net	2.00%	1.61%	1.86%
Total assets	$1,602,207	$1,413,511	$1,161,591
Nonperforming assets as a percentage of total assets	1.09%	0.93%	1.17%

Management continues to closely monitor nonperforming loans. Although the ratio of nonperforming loans to total net loans increased from 1.61% in 2010 to 2.00% in 2011, management does not believe the increase to be a result of deterioration in our underwriting or credit analysis processes, but more a result of overall economic conditions regionally as well as nationally. The Corporation’s nonperforming loans to total loans ratio continues to be favorable compared to peer institutions. See the “Allowance for Loan Losses” section for further discussion of credit review procedures and increases in nonperforming loans.

Allowance for Loan Losses

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The following table presents activity within the allowance for loan losses during the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011	2010	2009
Balance at beginning of period	$10,820	$9,795	$8,719
Charge-offs:
Commercial, industrial, and agricultural	1,796	543	860
Commercial mortgages	175	2,061	381
Residential real estate	217	211	378
Consumer	907	1,223	1,622
Credit cards	39	94	101
Overdrafts	222	239	269

	3,356	4,371	3,611

Recoveries:
Commercial, industrial, and agricultural	9	11	2
Commercial mortgages	-	3	-
Residential real estate	13	2	1
Consumer	88	100	62
Credit cards	10	10	13
Overdrafts	94	112	144

	214	238	222

Net charge-offs	(3,142)	(4,133)	(3,389)

Provision for loan losses	4,937	5,158	4,465

Balance at end of period	$12,615	$10,820	$9,795

Loans, net of unearned income	$849,883	$794,562	$715,142
Allowance to net loans	1.48%	1.36%	1.37%

The adequacy of the allowance for loan losses is subject to a formal analysis by the credit administrator of the Corporation. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of impaired loans that is given a specific reserve. The remaining loans are pooled, by category, into these segments:

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

The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our third party loan review provider, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009

Commercial, industrial, and agricultural	$4,511	$3,517	$2,790
Commercial mortgages	4,470	3,511	3,291
Residential real estate	1,991	1,916	1,583
Consumer	1,404	1,561	1,751
Credit cards	71	96	85
Overdrafts	168	219	295

Total	$12,615	$10,820	$9,795

Throughout 2011, the Corporation evaluated its provision and allowance for loan losses in light of increases in reserves required for impaired loans, increases in nonperforming loans, as well as growth in loans outstanding. Note 4 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2011 and 2010, as well as the nature and scope of loans modified in a troubled debt restructuring during 2011 and 2010 and the related effect on the provision and allowance for loan losses.

During the year ended December 31, 2011, one relationship comprising two commercial loans became impaired, resulting in a provision for loan losses of $1.7 million and a chargeoff of $1.4 million. As of December 31, 2011, the carrying value of the loans is $2.4 million, with a specific reserve of $300 thousand. In addition, a relationship comprising one commercial loan and two commercial real estate loans became impaired during the fourth quarter of 2011, resulting in a provision for loan losses of $600 thousand, or 65% of the carrying value of the loans.

Finally, the effect of increases in net chargeoffs in 2011, 2010, and 2009 as compared to net chargeoffs in 2008 and 2007, as disclosed in the Summary of Loan Loss Experience table in Item 1, continued to have a significant impact on the loan loss reserves required for homogeneous loan pools during the year ended December 31, 2011. As disclosed in Note 4 to the consolidated financial statements, the homogeneous reserve for commercial, industrial, and agricultural loans increased from $3.4 million at December 31, 2010 to $4.2 million at December 31, 2011 and the homogeneous reserved for commercial mortgage loans increased from $2.8 million at December 31, 2010 to $3.3 million at December 31, 2011.

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

Management believes that both its 2011 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2011.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the first quarter of 2011, additional BOLI of $5.0 million was purchased.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding. As noted in the following table, traditional deposits increased 16.4% during 2011.

	Percentage change 2011 vs. 2010	Percentage change 2010 vs. 2009	2011	2010	2009
Demand, Non interest bearing	8.4%	21.1%	$152,732	$140,836	$116,310
Demand, Interest bearing	7.5%	16.5%	305,960	284,538	244,218
Savings deposits	70.4%	34.8%	627,106	368,055	273,096
Time deposits	(27.4%)	14.3%	268,053	369,439	323,234

Total	16.4%	21.5%	$1,353,851	$1,162,868	$956,858

The growth in deposits was primarily due to increases in savings accounts of $259.1 million from December 31, 2010 to December 31, 2011 as a result of the Corporation’s marketing of a new savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $101.4 million as customers who previously held certificates of deposit migrated to the savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed at Note 10 to the consolidated financial statements.

Shareholders’ Equity

The Corporation’s capital continues to provide a base for profitable growth. The Corporation earned $15.1 million and declared dividends of $8.1 million, resulting in a dividend payout ratio of 53.8% of net income.

The Corporation has complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s capital ratios and book value per common share at December 31, 2011 and 2010 are as follows:

	2011	2010

Total risk-based capital ratio	15.14%	15.38%
Tier 1 capital ratio	13.89%	14.13%
Leverage ratio	8.22%	8.81%
Tangible common equity/tangible assets (1)	7.61%	7.05%
Book value per share	$10.66	$8.96
Tangible book value per share (1)	$9.78	$8.08

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

	December 31, 2011	December 31, 2010

Shareholders’ equity	$131,889	$109,645
Less goodwill	10,821	10,821

Tangible common equity	$121,068	$98,824

Total assets	$1,602,207	$1,413,511
Less goodwill	10,821	10,821

Tangible assets	$1,591,386	$1,402,690

Ending shares outstanding	12,377,318	12,237,261
Tangible book value per share	$9.78	$8.08
Tangible common equity/tangible assets	7.61%	7.05%

Liquidity

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and maturities within one year in the investment portfolio is considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $514 million with approximately $444 million available at December 31, 2011. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Overview of the Income Statement

The Corporation had net income of $15.1 million for 2011 compared to $11.3 million for 2010. The increase in net income is attributable to an increase in net interest income of $6.0 million, or 14.4%, as well as an increase in non-interest income of $1.1 million, or 11.1%. The earnings per diluted share increased from $1.06 in 2010 to $1.23 in 2011. The return on assets and the return on equity for 2011 are 1.00% and 12.36% as compared to 0.87% and 11.62% for 2010.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.59% for the year ended December 31, 2011, compared to 3.65% for the year ended December 31, 2010. Total interest and dividend income increased by $4.6 million, or 7.5%, as compared to 2010. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. The Corporation’s average earning assets increased by $203.3 million for the year ended December 31, 2011 while the yield during that time decreased by 66 basis points from 5.23% to 4.84%. Total interest expense decreased $1.5 million, or 7.8%, for the year ended December 31, 2011 as compared to the comparable period in 2010 due in part to the Corporation’s repayment and refinancing of long-term debt in 2010. In addition, as a result of the Corporation’s focus on deposit mix and active management of deposit rates, the cost of interest bearing deposits decreased by 20 basis points which offset the increase in average interest bearing deposits of $164.0 million.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $4.9 million in 2011 compared to $5.2 million in 2010. Net loan chargeoffs were $3.1 million during the year ended December 31, 2011 compared to $4.1 million during the year ended December 31, 2010. However, as disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation significantly increased its general reserve for both commercial, industrial, and agricultural loans and commercial loans during 2011. In combination, these factors resulted in a slightly lower provision for loan losses in 2011 compared to 2010.

Management believes the charges to the provision in 2011 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2011.

Non-Interest Income

Net realized securities gains during the year ended December 31, 2011 were $614 thousand, compared to net realized securities gains of $1.7 million for the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, other-than-temporary impairment charges of $398 thousand and $2.2 million, respectively, were recorded in earnings on structured pooled trust preferred securities. In addition, the Corporation recorded realized and unrealized gains during the years ended December 31, 2011 and 2010 of $64 thousand and $162 thousand, respectively, for securities for which the fair value option was elected.

Excluding the effects of securities transactions, non-interest income was $10.4 million for the year ended December 31, 2011, compared to $10.1 million for the year ended December 31, 2010.

Non-Interest Expense

Total non-interest expenses increased $1.5 million, or 4.7%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. Salaries and benefits expenses increased $1.6 million, or 10.2%, during the year ended December 31, 2011 compared to the year ended December 31, 2010, in part due to an increase in average full-time equivalent employees from 288 in 2010 to 297 in 2011. In addition, certain employee benefit expenses, such as health insurance premiums, continued to increase in line with market conditions. FDIC insurance expenses decreased $360 thousand, or 22.2%, during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the change in the FDIC insurance calculation from a deposit based formula to a tangible assets based formula in the second quarter of 2011.

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

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.65% for the year ended December 31, 2010, compared to 4.00% for the year ended December 31, 2009. Total interest and dividend income increased by $5.3 million, or 9.4%, as compared to 2009. Although the Corporation’s earning assets continued to grow in 2010, the increases were offset by decreases in the yield on earning assets as a result of the then-current interest rate environment. The Corporation’s average earning assets increased by $227.9 million for the year ended December 31, 2010 while the yield during that time decreased by 66 basis points from 5.89% to 5.23%. Total interest expense increased $588 thousand, or 3.2%, for the year ended December 31, 2010 as compared to the comparable period in 2009. As a result of the Corporation’s focus on deposit mix and active management of deposit rates, the cost of interest bearing deposits decreased by 29 basis points which offset the increase in average interest bearing deposits of $190.8 million.

The Corporation’s interest expense on borrowings was negatively impacted by a $707 thousand prepayment penalty that was recorded in the fourth quarter of 2010 when management elected to prepay a long-term borrowing having a fixed interest rate of 5.63%. The effect of this prepayment penalty was to reduce the net interest margin by 6 basis points for the year ended December 31, 2010.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $5.2 million in 2010 compared to $4.5 million in 2009. The Corporation experienced an increased level of charge-offs over 2009 even though net charge-offs as a percentage of average loans remain at a modest level in comparison to our peer group. However, because of the increase in net charge-offs and the overall growth of the loan portfolio, as well as management’s detailed evaluation of problem loans, criticized assets, and the overall effects of the economy in our markets, an increase in the provision was deemed necessary. Management believes the charges to the provision in 2010 were appropriate.

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

Non-Interest Expense

Total non-interest expense increased $1.8 million, or 5.9%, during the year ended December 31, 2010 compared to the year ended December 31, 2009. Salaries and benefits expenses increased $1.0 million, or 7.0%, during the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily as a result of an increase in full-time equivalent employees from 280 at December 31, 2009 to 288 at December 31, 2010.

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

Income Tax Expense

Income taxes were $5.5 million in 2011, compared to $3.5 million in 2010 and $2.4 million in 2009. The effective tax rates were 26.8%, 23.5%, and 21.7% for 2011, 2010 and 2009, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate from 2009 and 2010 to 2011 is attributable to a lower percentage of tax-exempt income in 2011 compared to pre-tax income.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,085,798	-	-	-	$1,085,798
Certificates of deposit	9	92,132	135,127	33,274	7,520	268,053
FHLB and other borrowings	10	162	342	20,374	53,578	74,456
Operating leases	6	345	478	405	1,252	2,480
Sale-leaseback	6	112	224	224	1,117	1,677
Subordinated debentures	10	-	-	-	20,620	20,620

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

A material estimate that is susceptible to significant change is the determination of the allowance for loan losses. The Corporation’s methodology for determining the allowance for loan losses is described previously in Management’s Discussion and Analysis. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and could therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Corporation’s debt securities. For most of the Corporation’s debt securities, the Corporation receives estimated fair values from an independent valuation service or from brokers. In developing fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services.

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

STATIC GAP: Gap analysis is intended to provide an approximation of projected repricing of assets and liabilities at a point in time on the basis of stated maturities, prepayments, and scheduled interest rate adjustments within selected time intervals. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within those time intervals. The cumulative one year gap at December 31, 2011 was 11.83% of total earning assets compared to policy guidelines of plus or minus 15.0%. The one year gap was 3.23% at December 31, 2010.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2011 and 2010:

	2011	2010

Static 1-Yr. Cumulative Gap	11.83%	3.23%

Earnings Simulation:
-200 bps vs. Stable Rate	N/A	N/A
+200 bps vs. Stable Rate	16.93%	0.10%

The interest rate sensitivity position at both December 31, 2011 and 2010 was asset sensitive in the short term. As the federal funds rate was at 0.25% on December 31, 2011 and 2010, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, the potential impact of these changes has been determined to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in the federal funds rate of 2.0%. We continue to monitor the interest rate sensitivity through the ALCO and use the data to make strategic decisions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$36,032	$24,584
Interest bearing deposits with other banks	3,671	12,848

Total cash and cash equivalents	39,703	37,432
Interest bearing time deposits with other banks	224	2,817
Securities available for sale	638,107	500,677
Trading securities	3,233	2,351
Loans held for sale	1,442	4,451
Loans	852,769	797,009
Less: unearned discount	(2,886)	(2,447)
Less: allowance for loan losses	(12,615)	(10,820)

Net loans	837,268	783,742
FHLB and other equity interests	6,537	6,415
Premises and equipment, net	24,004	24,135
Bank owned life insurance	25,672	19,742
Mortgage servicing rights	906	908
Goodwill	10,821	10,821
Accrued interest receivable and other assets	14,290	20,020

TOTAL ASSETS	$1,602,207	$1,413,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$152,732	$140,836
Interest bearing deposits	1,201,119	1,022,032

Total deposits	1,353,851	1,162,868

Treasury, tax and loan borrowings	0	1,248
FHLB and other borrowings	74,456	105,259
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	21,391	13,871

Total liabilities	1,470,318	1,303,866

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,350	44,676
Retained earnings	80,038	73,059
Treasury stock, at cost (222,285 shares for 2011 and 362,342 for 2010)	(3,260)	(5,417)
Accumulated other comprehensive income (loss)	10,761	(2,673)

Total shareholders’ equity	131,889	109,645

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,602,207	$1,413,511

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2011	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$48,324	$46,955	$45,839
Deposits with banks	110	125	215
Securities:
Taxable	14,285	11,603	7,687
Tax-exempt	2,957	2,435	2,095
Dividends	36	29	34

Total interest and dividend income	65,712	61,147	55,870

INTEREST EXPENSE:
Deposits	13,625	13,558	13,091
Borrowed funds	3,176	4,716	4,527
Subordinated debentures	778	782	850

Total interest expense	17,579	19,056	18,468

NET INTEREST INCOME	48,133	42,091	37,402
PROVISION FOR LOAN LOSSES	4,937	5,158	4,465

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,196	36,933	32,937

NON-INTEREST INCOME:
Wealth and asset management fees	1,691	1,829	1,451
Service charges on deposit accounts	4,233	4,226	4,309
Other service charges and fees	1,626	1,396	1,322
Net realized gains (losses) from sales of securities for which fair value was elected	30	(68)	0
Net unrealized gains on securities for which fair value was elected	34	230	293
Mortgage banking	735	814	1,058
Bank owned life insurance	930	802	720
Other	1,224	1,002	845

	10,503	10,231	9,998

Total other-than-temporary impairment losses on available-for-sale securities	(398)	(2,241)	(2,443)
Less portion of loss recognized in other comprehensive income (loss)	0	0	0

Net impairment losses recognized in earnings	(398)	(2,241)	(2,443)
Net realized gains on available-for-sale securities	614	1,660	395

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	216	(581)	(2,048)

Total non-interest income	10,719	9,650	7,950

NON-INTEREST EXPENSES:
Salaries	12,349	11,358	10,403
Employee benefits	4,936	4,328	4,257
Net occupancy expense	4,416	4,326	4,071
Data processing	2,754	2,797	2,488
State and local taxes	1,275	1,162	908
Legal, professional and examination fees	956	849	897
Advertising	822	795	620
FDIC insurance	1,259	1,619	1,747
Intangible asset amortization	0	85	100
Directors fees and benefits	591	437	732
Other	3,924	4,042	3,798

Total non-interest expenses	33,282	31,798	30,021

INCOME BEFORE INCOME TAXES	20,633	14,785	10,866
INCOME TAX EXPENSE	5,529	3,469	2,354

NET INCOME	$15,104	$11,316	$8,512

EARNINGS PER SHARE:
Basic	$1.23	$1.06	$0.98
Diluted	1.23	1.06	0.98

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,104	$11,316	$8,512
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	4,937	5,158	4,465
Depreciation and amortization of premises and equipment	2,075	2,034	1,997
Securities amortization and accretion and deferred loan fees and costs	2,786	1,466	1,240
Deferred taxes	441	2,251	(1,746)
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	(216)	581	2,048
Net realized and unrealized gains on securities for which fair value was elected	(64)	(162)	(293)
Proceeds from sale of securities for which fair value was elected	343	34	0
Purchase of securities for which fair value was elected	(1,266)	0	0
Gain on sale of loans	(638)	(688)	(931)
Net gains on dispositions of premises and equipment and foreclosed assets	(104)	(117)	(24)
Proceeds from sale of loans	23,324	22,585	50,507
Origination of loans held for sale	(19,927)	(28,706)	(49,717)
Increase in bank owned life insurance	(930)	(802)	(720)
Stock-based compensation expense	213	205	122
Contribution of treasury stock	120	26	0
Changes in:
Accrued interest receivable and other assets	(1,342)	(3,661)	(3,385)
Accrued interest payable and other liabilities	5,529	(374)	2,859

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,385	11,146	14,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	2,593	3,571	127
Proceeds from maturities, prepayments and calls of securities	101,178	111,827	89,371
Proceeds from sales of securities	69,740	95,381	107,561
Purchase of securities	(288,757)	(360,837)	(305,099)
Loan origination and payments, net	(58,552)	(80,435)	(45,544)
Purchase of bank owned life insurance	(5,000)	(2,500)	0
Redemption (purchase) of FHLB and other equity interests	(122)	492	(1,092)
Purchase of premises and equipment	(1,705)	(1,992)	(1,479)
Proceeds from the sale of premises and equipment and foreclosed assets	257	823	696

NET CASH USED IN INVESTING ACTIVITIES	(180,368)	(233,670)	(155,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	292,369	159,805	162,670
Certificates of deposit	(101,386)	46,205	(20,408)
Proceeds from sale of treasury stock	1,188	1,200	1,144
Proceeds from exercise of stock options, including tax benefit	259	69	761
Proceeds from stock offering, net of issuance costs	0	32,128	0
Cash dividends paid	(8,125)	(6,933)	(5,726)
Proceeds from long-term borrowings	700	20,000	625
Repayments on long-term borrowings	(133)	(46,114)	(4,600)
Net change in short-term borrowings	(32,618)	31,238	(2,839)

NET CASH PROVIDED BY FINANCING ACTIVITIES	152,254	237,598	131,627

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,271	15,074	(8,898)
CASH AND CASH EQUIVALENTS, Beginning	37,432	22,358	31,256

CASH AND CASH EQUIVALENTS, Ending	$39,703	$37,432	$22,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,937	$19,296	$18,552
Income taxes	3,991	3,342	2,484

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$249	$453	$253
Loans transferred from held for sale to held for investment	0	3,321	1,736
Grant of restricted stock awards from treasury stock	266	233	198

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance, January 1, 2009	$12,913	$65,890	$(9,332)	$(7,004)	$62,467
Comprehensive income:
Net income for 2009		8,512			8,512
Other comprehensive loss:
Net change in unrealized losses on available for sale securities,net of reclassification and taxes of $1,111				2,063	2,063
Change in actuarial gain, net of amortization and tax effects forpost-employment health care plan, net of tax of ($74)				(138)	(138)
Change in fair value of interest rate swap agreement designatedas a cash flow hedge, net of tax of $110				204	204

Total other comprehensive loss					2,129

Total comprehensive income					10,641
Restricted stock award grants (14,159 shares)	(198)		198
Forfeiture of restricted stock award grants (1,701 shares)	17		(17)
Exercise of stock options (63,712 shares), including tax benefit	(125)		886		761
Stock based compensation expense	122				122
Reissue of treasury stock (89,047 shares)	(98)		1,242		1,144
Cash dividends declared ($0.66 per share)		(5,726)			(5,726)

Balance, December 31, 2009	12,631	68,676	(7,023)	(4,875)	69,409
Comprehensive income:
Net income for 2010		11,316			11,316
Other comprehensive income:
Net change in unrealized losses on available for sale securities,net of reclassification and taxes of $1,375				2,554	2,554
Change in actuarial gain, net of amortization and tax effects forpost-employment health care plan, net of tax of ($132)				(245)	(245)
Change in fair value of interest rate swap agreement designatedas a cash flow hedge, net of tax of ($58)				(107)	(107)

Total other comprehensive income					2,202

Total comprehensive income
Common shares issued (3,365,853 shares)	32,128				13,518
Restricted stock award grants (16,500 shares)	(233)		233		32,128
Forfeiture of restricted stock award grants (1,343 shares)	20		(20)
Exercise of stock options (8,206 shares), including tax benefit	(37)		121		84
Stock based compensation expense	205				205
Reissue of treasury stock (86,772 shares)	(38)		1,272		1,234
Cash dividends declared ($0.66 per share)		(6,933)			(6,933)

Balance, December 31, 2010	44,676	73,059	(5,417)	(2,673)	109,645
Comprehensive income:
Net income for 2011		15,104			15,104
Other comprehensive income:
Net change in unrealized losses on available for sale securities,net of reclassification and taxes of $7,772			14,441		14,441
Change in actuarial gain, net of amortization and tax effects forpost-employment health care plan, net of tax of ($261)				(485)	(485)
Change in fair value of interest rate swap agreements designatedas a cash flow hedge, net of tax of ($280)				(522)	(522)

Total other comprehensive income					13,434

Total comprehensive income
Restricted stock award grants (17,900 shares)	(266)		266
Forfeiture of restricted stock award grants (1,488 shares)	22		(22)
Exercise of stock options (28,750 shares), including tax benefit	(133)		443		310
Stock based compensation expense	213				213
Reissue of treasury stock (94,895 shares)	(162)		1,470		1,308
Cash dividends declared ($0.66 per share)		(8,125)			(8,125)

Balance, December 31, 2011	$44,350	$80,038	$(3,260)	$10,761	$131,889

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

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

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation and the Bank, CNB Securities Corporation, Holiday, County Reinsurance Company, and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the U.S., management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, mortgage servicing rights, and fair values of financial instruments are particularly subject to change.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Operating segments are aggregated into one as operating results for all segments are similar and the accounts of County Reinsurance Company and CNB Insurance Agency are not material to the consolidated financial statements. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Interest Bearing Time Deposits with Other Banks

Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities

When purchased, securities are classified as held to maturity, trading or available for sale. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt or equity securities are classified as trading when purchased principally for the purpose of selling them in the near term, or when the fair value option has been elected. Trading securities are recorded at fair value with changes in fair value included in earnings in non-interest income. Available for sale securities are those securities not classified as held to maturity or trading and are carried at their fair value. Unrealized gains and losses, net of deferred tax, on securities classified as available for sale are recorded as other comprehensive income. Management has not classified any debt securities as held to maturity.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on commercial, industrial, and agricultural loans, commercial mortgage loans, and residential real estate loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. Loans, including loans modified in a troubled debt restructuring, are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. For all portfolio segments, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following portfolio segments, which are the same as the Corporation’s portfolio classifications, and associated risk characteristics have been identified:

—

Commercial, industrial, and agricultural – risk characteristics include recession-like economic conditions in many of the markets served by the Corporation and high levels of unemployment, which has caused consumer spending to slow.

—	Commercial mortgages – the most significant risk characteristic is the subjectivity involved in real estate valuations for properties located in areas with stagnant or low growth economies.
—	Residential real estate – risk characteristics include higher than historical levels of delinquencies and a weakened housing market.
—	Consumer – risk characteristics include continuing weakness in industrial employment in many of the markets served by the Corporation and inflation.
—	Credit cards – the most significant risk characteristic is the unsecured nature of credit card loans.
—	Overdrafts – risk characteristics include the Corporation’s continued deposit growth and overall economic conditions which may lead to a greater likelihood of overdrawn deposit accounts.

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

As of December 31, 2011, the Corporation holds $5,516 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. In 2011, the FHLB began repurchasing a limited amount of excess stock owned by its member banks, and on February 22, 2012, the FHLB declared its first dividend since the third quarter of 2008.

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

After evaluating all of these considerations, the Corporation concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2011, 2010, or 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis, and are them carried at the lower of cost or fair value. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $822, $795, and $620, for 2011, 2010 and 2009 respectively.

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

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $349, $349, and $321 for the years ended December 31, 2011, 2010 and 2009. Late fees and ancillary fees related to loan servicing are not material.

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

At December 31, 2011 and 2010, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years then ended.

During 2011, 2010 and 2009, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 17,900, 16,500 and 14,159 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $213, $205 and $122 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2011 and 2010, was $50, which was maintained in vault cash.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income. As such, the amendments in this update supersede only those paragraphs in Accounting Standards Update No. 2011-05 that pertain to how and where reclassification adjustments are presented. The amendments are effective at the same time as the amendments in Accounting Standards Update 2011-05. The effect of adopting this new guidance is not expected to have a material effect on the Corporation’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

2.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). For the years ended December 31, 2011, 2010, and 2009, options to purchase 75,500, 84,250, and 86,750 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive.

	Years Ended December 31
	2011	2010	2009

Net income per consolidated statements of income	$15,104	$11,316	$8,512

Net earnings allocated to participating securities	(42)	(33)	(23)

Net earnings allocated to common stock	$15,062	$11,283	$8,489

Basic earnings per common share computation
Distributed earnings allocated to common stock	$8,101	$6,914	$5,704
Undistributed earnings allocated to common stock	6,961	4,369	2,785

Net earnings allocated to common stock	$15,062	$11,283	$8,489

Weighted average common shares outstanding, including shares considered participating securities	12,306	10,630	8,668
Less: Average participating securities	(33)	(30)	(13)

Weighted average shares	12,273	10,600	8,655

Basic earnings per common share	$1.23	$1.06	$0.98

Diluted earnings per common share computation
Net earnings allocated to common stock	$15,062	$11,283	$8,489

Weighted average common shares outstanding for basic earnings per common share	12,273	10,600	8,655
Add: Dilutive effects of assumed exercises of stock options	6	9	17

Weighted average shares and dilutive potential common shares	12,279	10,609	8,672

Diluted earnings per common share	$1.23	$1.06	$0.98

3.  Securities

Securities available-for-sale at December 31, 2011 and 2010 are as follows:

	December 31, 2011				December 31, 2010
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$ 8,064	$ $66	$ —	$ 8,130	$ 8,139	$ 66	$—	$ 8,205
U.S. Gov’t sponsored entities	102,258	5,249	(15)	107,492	104,328	2,016	(403)	105,941
State & political subdivisions	149,685	8,844	(92)	158,437	117,928	1,011	(2,528)	116,411
Residential mortgage & asset backed	292,297	8,043	(214)	300,126	221,304	2,364	(1,249)	222,419
Commercial mortgage & asset backed	2,077	45	-	2,122	-	-	-	-
Corporate notes & bonds	17,358	50	(3,548)	13,860	14,347	-	(3,596)	10,751
Pooled trust preferred	800	-	(460)	340	2,190	12	(910)	1,292
Pooled SBA	44,851	1,282	(77)	46,056	33,788	266	(92)	33,962
Other securities	1,521	23	-	1,544	1,670	26	-	1,696

Total	$618,911	$23,602	$(4,406)	$638,107	$503,694	$5,761	$(8,778)	$500,677

At December 31, 2011 and 2010, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at December 31, 2011 and 2010 are as follows:

	2011	2010

Corporate equity securities	$1,959	$952
International mutual funds	257	430
Certificates of deposit	255	208
Money market mutual funds	241	75
Large cap growth mutual funds	145	139
Large cap value mutual funds	105	247
Corporate notes and bonds	100	96
Real estate investment trust mutual funds	68	-
U.S. Government sponsored entities	55	147
Small cap mutual funds	25	29
Mid cap mutual funds	23	28

Total	$3,233	$2,351

Securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Gov’t sponsored entities	7,671	(15)	-	-	7,671	(15)
State & political subdivisions	5,314	(92)	-	-	5,314	(92)
Residential mortgage & asset backed	36,626	(162)	9,485	(52)	46,111	(214)
Commercial mortgage & asset backed	-	-	-	-	-	-
Corporate notes & bonds	2,860	(139)	8,841	(3,409)	11,701	(3,548)
Pooled trust preferred	-	-	340	(460)	340	(460)
Pooled SBA	8,139	(77)	-	-	8,139	(77)
Other securities	-	-	-	-	-	-

	$60,610	$(485)	$18,666	$(3,921)	$79,276	$(4,406)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2010

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Gov’t sponsored entities	11,077	(403)	-	-	11,077	(403)
State & political subdivisions	61,312	(2,440)	3,904	(88)	65,216	(2,528)
Residential mortgage & asset backed	69,576	(1,228)	5,770	(21)	75,346	(1,249)
Corporate notes & bonds	992	(3)	9,770	(3,593)	10,762	(3,596)
Pooled trust preferred	-	-	288	(910)	288	(910)
Pooled SBA	12,147	(92)	-	-	12,147	(92)
Other securities	-	-	-	-	-	-

	$155,104	$(4,166)	$19,732	$(4,612)	$174,836	$(8,778)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2011, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the ongoing crisis in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Management expects that credit markets will begin to normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to call their collateral in 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

Using this methodology, five of the Corporation’s structured pooled trust preferred securities are deemed to be other-than-temporarily impaired as disclosed in the table that follows. The Corporation separated the other-than-temporary impairment related to these structured pooled trust preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of other-than-temporary impairment based on the difference between the cost basis and the present value of cash flows expected to be collected.

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

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of December 31, 2011 and for the years ended December 31, 2011, 2010, and 2009:

	As of December 31, 2011			Credit Losses Realizedin Earnings
	Adjusted Amortized	Unrealized Gain	Fair	Year Ended December 31 ,
	Cost	(Loss)	Value	2011	2010	2009
ALESCO Preferred Funding V, Ltd.	$800	$(460)	$340	$-	$440	$760
ALESCO Preferred Funding XII, Ltd.	-	-	-	280	933	655
ALESCO Preferred Funding XVII, Ltd.	-	-	-	-	-	1,000
Preferred Term Securities XVI, Ltd.	-	-	-	118	868	-
US Capital Funding VI, Ltd.	-	-	-	-	-	-
Total	$800	$(460)	$340	$398	$2,241	$2,415

A roll-forward of the other-than-temporary impairment amount related to credit losses for the year ended December 31, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the year ended December 31, 2010 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	868
Additional credit loss for which other-than-temporary impairment was previously recognized	1,373

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$3,656

At December 31, 2011, the Corporation held five structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

For the securities that comprise corporate notes and bonds and the securities that comprise states and political subdivisions, management monitors publicly available financial information such as filings with the Securities and Exchange Commission in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2011 and 2010, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2011 and 2010, securities carried at $264,166 and $127,364, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2011 and 2010:

	December 31, 2011
	Amortized Cost	Fair Value
1 year or less	$23,053	$23,175
1 year – 5 years	81,421	83,503
5 years – 10 years	118,393	126,928
After 10 years	100,149	100,709

	323,016	334,315
Residential mortgage & asset backed securities	292,297	300,126
Commercial mortgage & asset backed securities	2,077	2,122

Total debt securities	$617,390	$636,563

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2011	$69,740	$878	$264
2010	95,381	1,677	17

2009	107,561	2,042	1,647

The tax provision related to these net realized gains was $215, $581, and $138, respectively.

During 2011 and 2010, the Corporation sold securities carried at fair value under the fair value option. Proceeds were $343 in 2011 and $34 in 2010, resulting in net gains (losses) of $30 in 2011 and ($68) in 2010.

4.   Loans

Total net loans at December 31, 2011 and 2010 are summarized as follows:

	2010	2009

Commercial, industrial, and agricultural	$253,324	$257,491
Commercial mortgages	242,511	212,878
Residential real estate	298,628	266,604
Consumer	54,677	53,202
Credit cards	3,206	2,870
Overdrafts	423	3,964
Less: unearned discount	(2,886)	(2,447)
allowance for loan losses	(12,615)	(10,820)

Loans, net	$837,268	$783,742

At December 31, 2011 and 2010, net unamortized loan costs and fees of ($7) and ($167), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the year ended December 31, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(1,796)	(175)	(217)	(907)	(39)	(222)	(3,356)
Recoveries	9	-	13	88	10	94	214
Provision for loan losses	2,781	1,134	279	662	4	77	4,937

Allowance for loan losses, December 31, 2011	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

Transactions in the allowance for loan losses for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of year	$9,795	$8,719
Charge-offs	(4,371)	(3,611)
Recoveries	238	222

Net charge-offs	(4,133)	(3,389)
Provision for loan losses	5,158	4,465

Balance, end of year	$10,820	$9,795

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2011 and 2010:

December 31, 2011	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$917	$19	$-	$-	$-	$1,265
Collectively evaluated for impairment	4,182	3,325	1,972	1,404	71	168	11,122
Modified in a troubled debt restructuring	-	228	-	-	-	-	228

Total ending allowance balance	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

Loans:
Loans individually evaluated for impairment	$6,115	$8,457	$124	$-	$-	$-	$14,696
Loans collectively evaluated for impairment	247,209	226,366	298,504	54,677	3,206	423	830,385
Loans modified in a troubled debt restructuring	-	7,688	-	-	-	-	7,688

Total ending loans balance	$253,324	$242,511	$298,628	$54,677	$3,206	$423	$852,769

December 31, 2010	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$142	$509	$69	$-	$-	$-	$720
Collectively evaluated for impairment	3,375	2,759	1,847	1,561	96	219	9,857
Modified in a troubled debt restructuring	-	243	-	-	-	-	243

Total ending allowance balance	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820

Loans:
Loans individually evaluated for impairment	$2,616	$8,759	$235	$-	$-	$-	$11,610
Loans collectively evaluated for impairment	254,875	202,405	266,369	53,202	2,870	3,964	783,685
Loans modified in a troubled debt restructuring	-	1,714	-	-	-	-	1,714

Total ending loans balance	$257,491	$212,878	$266,604	$53,202	$2,870	$3,964	$797,009

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009:

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$5,991	$4,477	$557
Commercial mortgage	3,062	2,403	917
Residential real estate	187	124	19
With no related allowance recorded:
Commercial, industrial, and agricultural	9,918	9,326	–
Commercial mortgage	7,813	6,054	–
Residential real estate	–	–	–

Total	$26,971	$22,384	$1,493

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$4,755	$4,330	$385
Commercial mortgage	11,356	8,759	509
Residential real estate	339	235	69

Total	$16,450	$13,324	$963

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off. There were no loans evaluated for impairment as of December 31, 2010 that had no related allowance recorded.

	Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$3,711	$3	$3
Commercial mortgage	4,836	19	19
Residential real estate	179	4	4
With no related allowance recorded:
Commercial, industrial, and agricultural	2,050	–	–
Commercial mortgage	4,631	–	–
Residential real estate	–	–	–

Total	$15,407	$26	$26

	Year ended December 31,
	2010	2009
Average recorded investment in impaired loans	$12,106	$10,812
Interest income recognized during impairment	383	116
Cash-basis interest income recognized	383	116

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$6,949	$10	$2,344	$23
Commercial mortgages	8,359	122	8,276	321
Residential real estate	1,254	157	1,306	386
Consumer	5	125	-	154
Credit cards	–	27	–	5

Total	$16,567	$441	$11,926	$889

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans. The recorded investment in loans excludes accrued interest and loan origination fees, net due to their insignificance.

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$239	$53	$6,959	$7,251	$246,073	$253,324
Commercial mortgages	1,064	2,620	8,481	12,165	230,346	242,511
Residential real estate	1,816	682	1,411	3,909	294,719	298,628
Consumer	392	185	130	707	53,970	54,677
Credit cards	34	19	27	80	3,126	3,206
Overdrafts	–	–	–	–	423	423

Total	$3,545	$3,559	$17,008	$24,112	$828,657	$852,769

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$225	$2,512	$2,367	$5,104	$252,387	$257,491
Commercial mortgages	129	1,184	8,597	9,910	202,968	212,878
Residential real estate	1,629	262	1,692	3,583	263,021	266,604
Consumer	455	145	154	754	52,448	53,202
Credit cards	20	10	5	35	2,835	2,870
Overdrafts	–	–	–	–	3,964	3,964

Total	$2,458	$4,113	$12,815	$19,386	$777,623	$797,009

Troubled Debt Restructurings

The Corporation has allocated $228 and $243 of specific reserves to one commercial mortgage customer whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010, respectively. The interest rate on the original loan was 6.60%. Due to financial difficulties experienced by the customer, the interest rate was reduced to 4.19% in the third quarter of 2010, resulting in an additional provision for loan losses of $253 thousand for the year ended December 31, 2010. The interest rate on this loan was further reduced to 4.07% in 2011, resulting in an additional provision for loan losses of $5 thousand for the year ended December 31, 2011. This loan had a total recorded investment of $1,662 and $1,714 as of December 31, 2011 and 2010, respectively.

The Corporation has a commercial mortgage customer whose loan relationships have interest-only terms that were extended during 2011. The original interest rates on the loans, which are also currently the market rates of interest, were not reduced; therefore, no additional provision for loan losses was required to be recorded. These loans have a total recorded investment of $4,588 at December 31, 2011. In addition, the Corporation has a commercial mortgage customer whose loan relationship was restructured due to the forgiveness of accrued interest and late charges. The original interest rate on the loan, which is also currently the market rate of interest, was not reduced; therefore, no additional provision for loan losses was required to be recorded. This loan has a recorded investment of $1,438 at December 31, 2011.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2011 and no principal balances were forgiven in connection with the loan restructurings. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$229,572	$4,176	$19,576	$-	$253,324
Commercial mortgages	225,654	3,172	13,685	-	242,511

Total	$455,226	$7,348	$33,261	$-	$495,835

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$236,945	$3,875	$16,671	$-	$257,491
Commercial mortgages	188,457	5,332	19,051	38	212,878

Total	$425,402	$9,207	$35,722	$38	$470,369

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday, a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio, are considered to be subprime loans. The Bank does not have any subprime loans. Holiday’s loan portfolio is summarized as follows at December 31, 2011 and 2010:

	2011	2010
Consumer	$18,176	$16,532
Residential real estate	1,056	1,149
Less: unearned discount	(2,886)	(2,447)

Total	$16,346	$15,234

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$297,217	$54,547	$3,179	$264,912	$53,048	$2,865
Non-performing	1,411	130	27	1,692	154	5

Total	$298,628	$54,677	$3,206	$266,604	$53,202	$2,870

5.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Loans originated for resale, net of principal pay downs	$19,927	$28,706	$49,717
Proceeds from sales of loans held for sale	23,324	22,585	50,507
Net gains on sales of loans held for sale	638	688	931
Loan servicing fees	349	349	321

Total loans serviced for others was $109,006, $106,265, and $105,386 at December 31, 2011, 2010, and 2009, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Balance, beginning of year	$909	$876	$552
Additions	249	256	519
Amortization	(252)	(223)	(195)

Balance, end of year	$906	$909	$876

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $959, $1,010 , and $1,001 at December 31, 2011, 2010, and 2009, respectively. No valuation allowance is deemed necessary at December 31, 2011, 2010, or 2009. The fair value of interest rate lock commitments was not material at December 31, 2011, 2010, or 2009.

6.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2011 and 2010:

	2011	2010
Land	$4,122	$4,122
Premises and leasehold improvements	23,993	23,309
Furniture and equipment	17,527	16,626
Construction in progress	104	140

	45,746	44,197
Less: accumulated depreciation	21,742	20,062

Premises and equipment, net	$24,004	$24,135

Depreciation on premises and equipment amounted to $1,823 in 2011, $1,726 in 2010, and $1,702 in 2009.

The Corporation is committed under twelve noncancelable operating leases for facilities with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2011 are as follows:

2012	$345
2013	249
2014	229
2015	208
2016	197
Thereafter	1,252

$2,480

Rental expense, net of rental income, charged to occupancy expense for 2011, 2010, and 2009 was $349, $368, and $338, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was $16 in 2011 and $14 in 2010.

The minimum annual rental commitments under this lease at December 31, 2011 are as follows:

2012	$112
2013	112
2014	112
2015	112
2016	112
Thereafter	1,117

$1,677

7.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009

Balance, beginning of year	$396	$252	$671
Additions	249	453	253
Sales (at carrying value)	(140)	(309)	(672)

Balance, end of year	$505	$396	$252

Expenses related to foreclosed real estate include:

	2011	2010	2009

Net loss (gain) on sale	$(101)	$(117)	$(24)
Operating expenses, net of rental income	24	69	103

	$(77)	$(48)	$79

8.  Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Balance, beginning of year	$10,821	$10,821
Acquired during the year	-	-

Balance, end of year	$10,821	$10,821

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2011 and 2010 indicated that the Step 2 analysis was not necessary.

9.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2011:

Time deposits maturing:
2012	$92,132
2013	67,189
2014	67,938
2015	12,833
2016	20,441
Thereafter	7,520

$268,053

Certificates of deposit of $100 thousand or more totaled $115,572 and $165,626 at December 31, 2011 and 2010, respectively.

10.  Borrowings

Borrowings included $1,248 of demand notes payable to the U.S. Treasury Department at December 31, 2010. There were no such borrowings at December 31, 2011 since these notes are no longer issued under the U.S. Treasury Department’s program of investing the treasury tax and loan account balances in interest bearing demand notes insured by depository institutions.

The Corporation has available one $9 million line of credit with an unaffiliated institution, with a floating rate of 30 day LIBOR plus 180 basis points and a floor of 3.50%, which was in effect at both December 31, 2011 and 2010. There were no borrowings on the line at December 31, 2011 and 2010.

FHLB Borrowings

At December 31, 2011, the Bank had remaining borrowing capacity with the FHLB of $444,128. At December 31, 2011, borrowings with the FHLB are secured by a blanket pledge of selected securities in the amount of $198,287 and certain loans with a balance of $497,563 at December 31, 2011. Borrowings from the FHLB at December 31, 2011 and 2010 are as follows:

Interest Rate	Maturity	2011	2010
(a)	01/31/11	$–	$4,750
(b)	09/17/15	20,000	20,000
(c)	06/01/17	10,000	10,000
(d)	08/07/17	5,000	5,000
(e)	08/07/17	5,000	5,000
(f)	08/07/17	10,000	10,000
(g)	10/10/17	10,000	10,000
(h)	07/07/23	700	700
(i)	09/05/23	2,491	2,591
(j)	06/11/24	578	598
(k)	05/24/26	340	–
(l)	10/14/26	347	–

		$64,456	$68,639

(a), (b), (h) – Fixed rate borrowings at interest rates of 0.45%, 2.09%, and 4.72%, respectively.

(c) – Interest rate was fixed at 4.60% until June 2009, since which time FHLB has had the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at December 31, 2011 and 2010.

(d) – Interest rate was fixed at 4.02% until February 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at December 31, 2011 and 2010.

(e) – Interest rate was fixed at 4.10% until August 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at December 31, 2011 and 2010.

(f) – Interest rate is fixed at 4.47% until August 2010, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at December 31, 2011 and 2010.

(g) – Interest rate was fixed at 3.97% until October 2009, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at December 31, 2011 and 2010.

(i) – Fixed rate borrowing at an interest rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity.

(j) – Fixed rate borrowing at an interest rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity.

(k) – Fixed rate borrowing at an interest rate of 3.35%, with monthly principal and interest payments.

(l) – Fixed rate borrowing at an interest rate of 4.00%, with monthly principal and interest payments.

The terms of borrowings (a) through (h) are interest only payments with principal due at maturity.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2010, the Bank had outstanding borrowings of $18,000 and $8,620 from two unaffiliated institutions under overnight borrowing agreements. The interest rate on these borrowings were 0.25% and 0.50%. The Bank had no overnight borrowings at December 31, 2011.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $14,179 at December 31, 2011. The borrowing has a maturity date of March 20, 2017 and a variable interest rate of 3 month LIBOR minus 1.0% through March 20, 2008, at which time the interest rate became fixed as defined. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate was 5.25% at December 31, 2011 and 2010, which will be the interest rate through the term of the borrowing.

Holiday entered into an unsecured line of credit facility with an unaffiliated institution having a maximum borrowing capacity of $15,000. Each separate borrowing under the facility bears interest at a floating rate determined at the time of the borrowing, as defined in the agreement governing the facility. As of December 31, 2011 and 2010, there were no borrowings under the agreement.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 2.10% and 1.85% at December 31, 2011 and 2010, respectively. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value after June 15, 2012 for the first offering and September 15, 2012 for the second offering. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation.

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2011:

2012	$162
2013	167
2014	175
2015	20,183
2016	191
Thereafter	74,198

Total borrowed funds	$95,076

11.  Interest Rate Swaps

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At December 31, 2011 and 2010, the variable rate on the subordinated debt was LIBOR plus 155 basis points (2.10% and 1.85% at December 31, 2011 and 2010, respectively) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

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

As of December 31, 2011 and 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 (in thousands):

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2011	2010
Interest rate contract	Accrued interest and other liabilities	($1,669)	($867)
For the Year Ended December 31, 2011	(a)	(b)		(c)	(d)	(e)
Interest rate contract	($522)	Interest expense –subordinated debentures		($402)	Other income	$-
For the Year Ended December 31, 2010
Interest rate contract	($107)	Interest expense – subordinated debentures		($401)	Other income	–$
For the Year Ended December 31, 2009 Interest rate contract
	$204	Interest expense – subordinated debentures		($335)	Other income	–$

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $364.

12.    Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Current – federal	$4,951	$1,121	$4,063

Current – state	137	97	37

Deferred - federal	441	2,251	(1,746)

Income tax expense	$5,529	$3,469	$2,354

The components of the net deferred tax asset as of December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Unrealized loss on securities available for sale	$-	$1,057
Allowance for loan losses	4,336	3,787
Deferred compensation	1,542	1,405
Impaired security valuation	495	899
Capital loss carryover	435	532
Post-retirement benefits	826	579
Unrealized loss on interest rate swap	584	303
Deferred loan fees/costs	2	58
Nonaccrual loan interest	455	215
Other	513	346

	9,188	9,181

Deferred tax liabilities:
Unrealized gain on securities available for sale	6,720	-
Premises and equipment	1,561	1,026
Intangibles – section 197	2,837	2,416
Intangibles – mortgage servicing rights	317	318
Other	308	409

	11,743	4,169

Net deferred tax asset (liability)	($2,555)	$5,012

At December 31, 2011, the Corporation had a federal capital loss carryforward of $1,243 that will expire in 2015 if not used. The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income, and a tax planning strategy to realize the capital loss carryover included in the deferred tax asset.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2011	%	2010	%	2009	%
Tax at statutory rate	$7,222	35.0	$5,175	35.0	$3,803	35.0
Tax exempt income, net	(1,353)	(6.6)	(1,281)	(8.7)	(1,138)	(10.5)
Bank owned life insurance	(325)	(1.6)	(281)	(1.9)	(252)	(2.3)
Other	(15)	(0.0)	(144)	(0.9)	(59)	(0.5)

Income tax expense	$5,529	26.8	$3,469	23.5	$2,354	21.7

At December 31, 2011 and 2010, the Corporation has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2011 and 2010, there were no amounts accrued for interest and/or penalties.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Corporation’s 2006, 2007, and 2008 federal examinations have closed with no material impact to the Corporation’s financial position. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2008. Tax years 2008 through 2010 remain open to state examination.

13.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s contributions were $385, $350, and $337 in 2011, 2010, and 2009, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $107. The Corporation recognized profit sharing expense of $667, $641, and $612 in 2011, 2010, and 2009 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2011 and 2010, obligations of $3,276 and $2,842, respectively, were included in other liabilities for this plan. Expenses related to this plan were $647 in 2011, $227 in 2010, and $675 in 2009.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2011 and 2010, obligations of $686 and $580, respectively, were included in other liabilities for this plan. Expenses related to this plan were $106 in 2011, $21 in 2010, and $22 in 2009.

The Corporation has an unfunded post retirement benefits plan which provides certain health care benefits for retired employees who have reached the age of 60 and retired with 30 years of service. Benefits are provided for these retired employees and their qualifying dependents from the age of 60 through the age of 65. The Corporation uses a December 31 measurement date for this plan.

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Benefit obligation at beginning of year	$1,073	$783	$456
Interest cost	56	43	26
Service cost	49	34	26
Actual claim expense	(262)	(167)	(71)
Cost of early retirement window	–	–	140
Actuarial (gain)/loss	758	380	206

Benefit obligation at end of year	$1,674	$1,073	$783

Amounts recognized in accumulated other comprehensive income at December 31, 2011 and 2010 consist of:

	2011	2010
Net actuarial gain/(loss)	$(958)	$(204)
Transition obligation	(14)	(22)

	(972)	(226)
Tax effect	340	79

	$(632)	$(147)

The accumulated benefit obligation was $1,674 and $1,073 at December 31, 2011 and 2010, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2011	2010	2009
Service cost	$49	$34	$26
Interest cost	56	43	26
Cost of early retirement window	-	-	140
Net amortization of transition obligation and actuarial gain	11	3	(6)

Net periodic benefit cost	116	80	186

Net loss	758	380	206
Amortization of gain	(4)	4	14
Amortization of transition obligation	(7)	(7)	(8)

Total recognized in other comprehensive income	747	377	212

Total recognized in net periodic benefit cost and other comprehensive income	$863	$457	$398

The estimated net gain and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $33 and $7, respectively.

The weighted average discount rate used to calculate net periodic benefit cost was 5.50% in 2011, 5.75% in 2010, and 5.75% in 2009. The weighted average rate used to calculate accrued benefit obligations was 4.29% in 2011, 5.50% in 2010, and 5.75% in 2009. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2012 and thereafter. A one percent increase in the health care trend rates would result in an increase of $206 in the benefit obligation as of December 31, 2011, and would increase the service and interest costs by $30 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $178 and $24 in the benefit obligation and services and interest costs, respectively, at December 31, 2011.

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

A summary of changes in the deferred compensation plan liability follows:

	2011	2010	2009
Balance, beginning of year	$1,038	$1,200	$894
Deferrals, dividends, and changes in fair value recorded as an expense	80	41	370
Deferred compensation payments	(131)	(203)	(64)

Balance, end of year	$987	$1,038	$1,200

15.  Stock-Based Compensation

Stock Options

A summary of the status of the stock options is presented below:

	Stock Options	Weighted-average Exercise Price

Outstanding at January 1, 2011	146,125	$14.45
Granted	–	–
Exercised	(28,750)	9.00
Forfeited	(10,000)	16.26

Outstanding at December 31, 2011	107,375	$15.75

Options vested and exercisable at December 31, 2011	107,375
Fair value of options granted during 2011	–
Number of authorized stock-based awards available for grant	451,841

Options outstanding and exercisable at December 31, 2011 are as follows:

Exercise Price	Number	Remaining Contractual Life
$13.30	31,875	1.0 years
17.54	37,500	2.0 years
16.04	38,000	3.0 years

	107,375

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2011 and 2010 was $79 and $217, respectively.

Additional information related to the stock option plan follows:

	2011	2010	2009

Intrinsic value of options exercised	$151	$42	$363
Cash received from option exercises	259	69	671

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested stock options granted under the stock option plan.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2011	31,398	$15.10
Granted	17,900	14.88
Vested	(12,197)	14.87
Forfeited	(1,488)	14.87

Nonvested at December 31, 2011	35,613	$15.08

As of December 31, 2011 and 2010, there was $394 and $363, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2011, 2010, and 2009 was $173, $210 and $101, respectively. Compensation expense for restricted stock awards was $213 in 2011, $205 in 2010, and $122 in 2009.

16.  Related Party Transactions

The Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $1,509 on December 31, 2011 compared to $3,814 at December 31, 2010. During 2011, $966 of new loans were made, $2,630 was removed due to a change in the composition of related parties, and repayments totaled $641.

Deposits from principal officers, directors, and their affiliates were $15,164 and $14,280 at December 31, 2011 and 2010, respectively.

17.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Management believes as of December 31, 2011 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2011 and 2010:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to Risk Weighted Assets
Consolidated	$141,310	15.14%	$74,647	8.0%	N/A
Bank	$121,673	13.32%	$73,101	8.0%	$91,376	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$129,620	13.89%	$37,323	4.0%	N/A
Bank	$110,232	12.06%	$36,550	4.0%	$54,826	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$129,620	8.22%	$63,083	4.0%	N/A
Bank	$110,232	7.15%	$61,684	4.0%	$77,106	5.0%

December 31, 2010
Total Capital to Risk Weighted Assets
Consolidated	$132,101	15.38%	$68,723	8.0%	N/A
Bank	$113,451	13.51%	$67,199	8.0%	$83,999	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$121,350	14.13%	$34,361	4.0%	N/A
Bank	$103,610	12.33%	$33,599	4.0%	$50,399	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$121,350	8.81%	$55,066	4.0%	N/A
Bank	$103,610	7.77%	$53,358	4.0%	$66,698	5.0%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2011, $11.6 million of accumulated net earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements above.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2011 and 2010:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$12,467	$157,546	$10,364	$140,922
Unused lines of credit	-	63,230	-	59,214
Standby letters of credit	-	21,923	-	22,914

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2011 have interest rates ranging from 2.30% to 16.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2010 have interest rates ranging from 2.40% to 16.00% and maturities ranging from 3 months to 20 years.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,130	$-	$8,130	$-
U.S. Government sponsored entities	107,492	2,000	105,492	-
States and political subdivisions	158,437	4,655	153,782	-
Residential mortgage and asset backed	300,126	8,577	291,549	-
Commercial mortgage and asset backed	2,122	-	2,122	-
Corporate notes and bonds	13,860	-	11,800	2,060
Pooled trust preferred	340	-	-	340
Pooled SBA	46,056	46,056	-	-
Other securities	1,544	1,544	-	-

Total Securities Available For Sale	$638,107	$62,832	$572,875	$2,400

Trading Securities:
Equity securities – financial services	$779	$779	$-	$-
Equity securities – industrials	324	324	-	-
International mutual funds	257	257	-	-
Certificates of deposit	255	255	-	-
Money market mutual funds	241	241	-	-
Equity securities – health care	204	204	-	-
Equity securities – utilities	197	197	-	-
Large cap growth mutual funds	145	145	-	-
Equity securities – consumer staples	145	145	-	-
Equity securities – consumer discretionary	126	126	-	-
Large cap value mutual funds	105	105	-	-
Corporate notes and bonds	100	-	100	-
Equity securities – technology	75	75	-	-
Equity securities – energy	72	72	-	-

Real estate investment trust mutual funds	68	68	-	-
U.S. Government sponsored entities	55	-	55	-
Equity securities – materials	37	37	-	-
Small cap mutual funds	25	25	-	-
Mid cap mutual funds	23	23	-	-

Total Trading Securities	$3,233	$3,078	$155	$-

Liabilities,
Interest rate swaps	$(1,669)	$-	$(1,669)	$-

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable0 Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,205	$-	$8,205	$-
U.S. Government sponsored entities	105,941	2,000	101,941	2,000
States and political subdivisions	116,411	4,750	111,661	-
Residential mortgage and asset backed	222,419	20,405	199,745	2,269
Corporate notes and bonds	10,751	-	9,511	1,240
Pooled trust preferred	1,292	-	-	1,292
Pooled SBA	33,962	28,489	5,473	-
Other securities	1,696	1,696	-	-

Total Securities Available For Sale	$500,677	$57,340	$436,536	$6,801

Trading Securities:
Equity securities – financial services	$523	$523	$-	$-
International mutual funds	430	430	-	-
Large cap value mutual funds	247	247	-	-
Certificates of deposit	208	208	-	-
Equity securities – health care	151	151	-	-
U.S. Government sponsored entities	147	-	147	-
Large cap growth mutual funds	139	139	-	-
Equity securities – energy	119	119	-	-
Equity securities – industrials	98	98	-	-
Corporate notes and bonds	96	-	96	-
Money market mutual funds	75	75	-	-
Equity securities—utilities	61	61	-	-
Small cap mutual funds	29	29	-	-
Mid cap mutual funds	28	28	-	-

Total Trading Securities	$2,351	$2,108	$243	$-

Liabilities,
Interest rate swap	$(867)	$-	$(867)	$-

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred
Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers out of Level 3 (a)(b)	(3,988)	-	(2,000)	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	(398)
Included in other comprehensive income	-	820	-	438
Purchases, issuances, sales, and settlements:
Purchases	1,917	-	-	-
Settlements	(198)	-	-	(992)

Balance, December 31, 2011	$-	$2,060	$-	$340

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred
Beginning balance	$503	$-	$-	$1,909
Transfers into Level 3 (a) (b)	-	1,040	-	-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	(2,241)
Included in other comprehensive income	-	200	-	1,787
Purchases, issuances, sales, and settlements:
Purchases	1,982	-	2,000	-
Sales	-	-	-	-
Settlements	(216)	-	-	(163)

Ending balance	$2,269	$1,240	$2,000	$1,292

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decrease in market activity for this security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

The unrealized losses reported in earnings for the years ended December 31, 2011 and 2010 for Level 3 assets that are still held at December 31, 2011 and 2010 relate to structured pooled trust preferred securities deemed to be other-than-temporarily impaired.

During the year ended December 31, 2011 and 2010, the following available for sale securities reported as Level 1 securities as of the beginning of the year were transferred to the Level 2 category:

	2011	2010
U.S. Government sponsored entities	$2,000	$14,598
States and political subdivisions	4,750	3,273
Residential mortgage and asset backed	20,405	5,625

Total	$27,155	$23,496

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. The Corporation’s policy is to recognize transfers as of the beginning of the reporting period.

During the year ended December 31, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. During the year ended December 31, 2010, two pooled SBA securities that were classified as Level 2 securities at December 31, 2009 were transferred to the Level 1 category. The fair value on the date of transfer was $1,985. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,219	$-	$-	$7,219
Commercial, industrial, and agricultural	3,190	-	-	3,190
Residential real estate	105	-	-	105

		Fair Value Measurements at December 31, 2010 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,250	$-	$-	$8,250
Commercial, industrial, and agricultural	2,474	-	-	2,474
Residential real estate	166	-	-	166

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $22,384, with a valuation allowance of $1,493 as of December 31, 2011, resulting in an additional provision for loan losses of $583 for the year then ended. Impaired loans had a principal balance of $13,324, with a valuation allowance of $963 as of December 31, 2010, resulting in an additional provision for loan losses of $951 for the year then ended.

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

The following table presents the carrying amount and fair value of financial instruments at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$39,703	$39,703	$37,432	$37,432
Interest bearing time deposits with other banks	224	229	2,817	2,719
Securities available for sale	638,107	638,107	500,677	500,677
Trading securities	3,233	3,233	2,351	2,351
Loans held for sale	1,442	1,470	4,451	4,518
Net loans	837,268	862,389	783,742	807,972
FHLB and other equity interests	6,537	N/A	6,415	N/A
Accrued interest receivable	6,567	6,567	5,867	5,867

LIABILITIES
Deposits	$(1,353,851)	$(1,357,415)	$(1,162,868)	$(1,167,071)
FHLB, Treasury, tax and loan, and other borrowings	(74,456)	(83,042)	(106,507)	(109,963)
Subordinated debentures	(20,620)	(10,906)	(20,620)	(10,660)
Interest rate swaps	(1,669)	(1,669)	(867)	(867)
Accrued interest payable	(1,308)	(1,308)	(1,666)	(1,666)

20.  Parent Company Only Financial Information (Dollars in thousands)

CONDENSED BALANCE SHEETS	December 31,
	2011	2010
Assets
Cash	$1,936	$1,160
Trading securities	175	77
Investment in bank subsidiary	126,242	105,686
Investment in non-bank subsidiaries	26,579	24,855
Deferred tax asset	839	569
Other assets	2,313	2,345

Total assets	$158,084	$134,692

Liabilities
Other borrowings	$2,150	$1,750
Subordinated debentures	20,620	20,620
Other liabilities	3,425	2,677

Total liabilities	26,195	25,047

Total shareholders’ equity	131,889	109,645

Total liabilities and shareholders’ equity	$158,084	$134,692

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,

Income	2011	2010	2009
Dividends from:
Bank subsidiary	$7,600	$6,665	$2,808
Non-bank subsidiaries	-	150	5,850
Other	146	165	91

Total income	7,746	6,980	8,749

Expenses	(1,410)	(1,383)	(1,373)

Income before income taxes and equity in undistributed netincome of subsidiaries	6,336	5,597	7,376

Income tax benefit	443	426	435
Equity in undistributed net income of bank subsidiary	7,162	4,463	6,008
Equity in undistributed net income (loss) of non-bank subsidiaries	1,163	830	(5,307)

Net income	$15,104	$11,316	$8,512

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2011	2010	2009
Net income
Adjustments to reconcile net income to net cash provided by	$15,104	$11,316	$8,512
operating activities:
Equity in undistributed net income of bank subsidiary	(7,162)	(4,463)	(6,008)
Equity in undistributed (net income) loss of non-bank subsidiaries	(1,163)	(830)	5,307
Net unrealized (gains) losses on securities for which fair value was elected	2	(12)	35
Decrease (increase) in other assets	39	(172)	(79)
Increase in other liabilities	334	202	1,311

Net cash provided by operating activities	7,154	6,041	9,078

Cash flows from investing activities:
Capital transfer to subsidiaries	-	(29,130)	(3,725)
Purchase of securities	(100)	-	-

Net cash used in investing activities	(100)	(29,130)	(3,725)

Cash flows from financing activities:
Dividends paid	(8,125)	(6,933)	(5,726)
Proceeds from sale of treasury stock and option exercises, including tax benefit	1,447	1,269	1,905
Proceeds from stock offering, net of issuance costs	-	32,128	-
Repayment of long-term borrowing	-	(3,500)	(1,500)
Net advance from subsidiary	400	250	-

Net cash provided by (used in) financing activities	(6,278)	23,214	(5,321)

Net increase in cash	776	125	32
Cash beginning of year	1,160	1,035	1,003

Cash end of year	$1,936	$1,160	$1,035

21.  Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Unrealized holding gains on available for sale securities	$22,457	$3,815	$2,653
Less reclassification adjustment for gains recognized in earnings	(614)	(1,660)	(395)

Net unrealized gains	21,843	2,155	2,258
Tax effect	(7,642)	(755)	(790)

Net-of-tax amount	14,201	1,400	1,468

Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(28)	(466)	(1,527)
Less reclassification adjustment for impairment loss recognized in earnings	398	2,241	2,443

Net unrealized gains	370	1,775	916
Tax effect	(130)	(621)	(321)

Net-of-tax amount	240	1,154	595

Actuarial loss on postemployment health care plan	(757)	(380)	(206)
Net amortization of transition obligation and actuarial gain	11	3	(6)

Net unrealized loss on postemployment health care plan	(746)	(377)	(212)
Tax effect	261	132	74

Net-of-tax amount	(485)	(245)	(138)

Unrealized loss on interest rate swap	(1,205)	(566)	(21)
Less reclassification adjustment for losses recognized in earnings	402	401	335

Net unrealized gain (loss)	(803)	(165)	314
Tax effect	281	58	(110)

Net-of-tax amount	(522)	(107)	204

Other comprehensive income	$13,434	$2,202	$2,129

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2011, 2010, and 2009:

	Balance 1/1/09	Increase (Decrease)	Balance 12/31/09	Increase (Decrease)	Balance 12/31/10	Increase (Decrease)	Balance 12/31/11

Unrealized gains (losses) on securities available for sale	$(6,580)	$2,063	$(4,517)	$2,554	$(1,963)	$14,441	$12,478
Unrealized gain (loss) on postretirement benefits plan	236	(138)	98	(245)	(147)	(485)	(632)
Unrealized gain (loss) on interest rate swap	(660)	204	(456)	(107)	(563)	(522)	(1,085)

Total	$(7,004)	$2,129	$(4,875)	$2,202	$(2,673)	$13,434	$10,761

22. Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share data):

	Quarters Ended in 2011				Quarters Ended in 2010
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$15,694	$16,417	$16,793	$16,808	$14,168	$15,328	$15,797	$15,854
Net interest income	11,299	11,912	12,378	12,544	9,441	10,685	11,263	10,702
Provision for loan losses	777	992	904	2,264	585	1,161	853	2,559
Non-interest income	2,187	2,616	2,462	3,454	2,034	2,079	1,841	3,566
Non-interest expense	8,291	8,141	8,310	8,540	8,089	7,402	8,113	8,064
Net income	3,277	3,891	4,067	3,869	2,160	3,124	3,106	2,926
Net income per share, basic	0.27	0.32	0.33	0.31	0.25	0.34	0.25	0.23
Net income per share, diluted	0.27	0.32	0.33	0.31	0.25	0.34	0.25	0.23

A provision for loan losses in the amount of $2,264 and $2,559 was recorded during the quarters ended December 31, 2011 and 2010, respectively, as a result of specific reserves required for impaired loans in the commercial, industrial, and agricultural loan portfolio in the fourth quarter of 2011 and in the commercial mortgage loan portfolio in the fourth quarter of 2010. The quarterly volatility in non-interest income primarily relates to other-than-temporary impairment of securities and net realized gains and losses on available-for-sale securities.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2011. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 9, 2012

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-

Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Interim Treasurer and Principal Financial Officer
Date: March 9, 2012	Date: March 9, 2012

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders (the “2012 proxy statement”), which we will file with the SEC on or before 120 days after our 2011 fiscal year-end, and which will appear in the 2012 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.bankcnb.com, under the “About Us” heading.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated	Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed as Exhibit 10.3 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Employment contract with Richard L. Greslick, Jr., Senior Vice President/Administration, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the 2006 Form 10-K, filed with the SEC on March 15, 2007, and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Consolidated Statements of Changes in Shareholders’ Equity, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

Date:	March 9, 2012	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2011.

/s/ Joseph B. Bower, Jr. JOSEPH B. BOWER, JR. President and Director (Principal Executive Officer)	/s/ Dennis L. Merrey DENNIS L. MERREY, Chairman

/s/ Richard L. Greslick, Jr. RICHARD L. GRESLICK, JR. Secretary and Director	/s/ Jeffrey S. Powell JEFFREY S. POWELL, Director
/s/ Brian W. Wingard BRIAN W. WINGARD Interim Treasurer (Interim Principal Financial and Accounting Officer)	/s/ Charles H. Reams CHARLES H. REAMS, Director

/s/ William F. Falger WILLIAM F. FALGER, Director	/s/ James B. Ryan JAMES B. RYAN, Director

/s/ Robert W. Montler ROBERT W. MONTLER, Director	/s/ Richard B. Seager RICHARD B. SEAGER, Director

/s/ Deborah Dick Pontzer DEBORAH DICK PONTZER, Director	/s/ Peter F. Smith PETER F. SMITH, Director

/s/ Joel E. Peterson JOEL E. PETERSON, Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*
10.3	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed as Exhibit 10.3 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*
10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.6	Employment contract with Richard L. Greslick, Jr., Senior Vice President/Administration, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
21	Subsidiaries of the Registrant, filed as Exhibit 21 to the 2006 Form 10-K, filed with the SEC on March 15, 2007, and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Additional information mailed to shareholders with proxy statement and Form 10-K
101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Consolidated Statements of Changes in Shareholders’ Equity, tagged as blocks of text.**

*	Denotes management contract or compensatory plan.

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.