Form 10-Q
period 2012-03-31
CNB FINANCIAL CORP/PA
filed 2012-05-04
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2012

COMMON STOCK NO PAR VALUE PER SHARE: 12,439,146 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited) March 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$26,295	$36,032
Interest bearing deposits with other banks	3,908	3,671

Total cash and cash equivalents	30,203	39,703

Interest bearing time deposits with other banks	275	224
Securities available for sale	721,586	638,107
Trading securities	3,187	3,233
Loans held for sale	1,347	1,442
Loans	862,891	852,769
Less: unearned discount	(2,881)	(2,886)
Less: allowance for loan losses	(13,015)	(12,615)

Net loans	846,995	837,268
FHLB and other equity interests	6,461	6,537
Premises and equipment, net	24,041	24,004
Bank owned life insurance	25,933	25,672
Mortgage servicing rights	913	906
Goodwill	10,821	10,821
Accrued interest receivable and other assets	14,858	14,290

TOTAL	$1,686,620	$1,602,207

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest bearing deposits	$165,743	$152,732
Interest bearing deposits	1,271,245	1,201,119

Total deposits	1,436,988	1,353,851

FHLB and other borrowings	74,417	74,456
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	21,412	21,391

Total liabilities	1,553,437	1,470,318

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,016	44,350
Retained earnings	82,336	80,038
Treasury stock, at cost (167,921 shares at March 31, 2012 and 222,285 shares at December 31, 2011)	(2,424)	(3,260)
Accumulated other comprehensive income	9,255	10,761

Total shareholders’ equity	133,183	131,889

TOTAL	$1,686,620	$1,602,207

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended March 31,
	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,255	$11,705
Deposits with banks	2	42
Securities:
Taxable	3,683	3,258
Tax-exempt	871	682
Dividends	13	7

Total interest and dividend income	16,824	15,694

INTEREST EXPENSE:
Deposits	3,149	3,435
Borrowed funds	797	769
Subordinated debentures	201	191

Total interest expense	4,147	4,395

NET INTEREST INCOME	12,677	11,299
PROVISION FOR LOAN LOSSES	1,104	777

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,573	10,522

NON-INTEREST INCOME:
Wealth and asset management fees	387	415
Service charges on deposit accounts	975	963
Other service charges and fees	432	352
Net realized and unrealized gains on securities for which fair value was elected	320	113
Mortgage banking	265	179
Bank owned life insurance	261	249
Other	209	240

	2,849	2,511

Total other-than-temporary impairment losses on available-for-sale securities	0	(398)
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	—	(398)
Net realized gains on available-for-sale securities	566	74

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	566	(324)

Total non-interest income	3,415	2,187

NON-INTEREST EXPENSES:
Salaries and benefits	4,725	4,243
Net occupancy expense of premises	1,149	1,199
FDIC insurance premiums	259	449
Other	2,881	2,400

Total non-interest expenses	9,014	8,291

INCOME BEFORE INCOME TAXES	5,974	4,418
INCOME TAX EXPENSE	1,627	1,141

NET INCOME	$4,347	$3,277

EARNINGS PER SHARE:
Basic	$0.35	$0.27
Diluted	$0.35	$0.27

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended March 31,
	2012	2011

NET INCOME	$4,347	$3,277

Other comprehensive income (loss), net of tax:

Change in fair value of interest rate swap agreement designated as a cash flow hedge, net of tax of ($33) and ($36), respectively	63	67

Net change in unrealized gains on securities available for sale:

Unrealized gains on other-than-temporarily impaired securities available for sale:

Unrealized gains arising during the period, net of tax of ($32) in 2011	—	60

Reclassification adjustment for losses included in net income, net of tax of ($139) in 2011	—	259

	—	319

Unrealized gains on other securities available for sale:

Unrealized (losses) gains arising during the period, net of tax of $647 and ($675), respectively	(1,201)	1,254

Reclassification adjustment for accumulated gains included in net income, net of tax of $198 and $26, respectively	(368)	(48)

	(1,569)	1,206

Other comprehensive income (loss)	(1,506)	1,592

COMPREHENSIVE INCOME	$2,841	$4,869

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,347	$3,277
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,104	777
Depreciation and amortization of premises and equipment	522	502
Securities amortization and accretion and deferred loan fees and costs	992	738
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	(566)	324
Net realized and unrealized gains on securities for which fair value was elected	(320)	(113)
Proceeds from sale of securities for which fair value was elected	1,749	170
Purchase of securities for which fair value was elected	(1,457)	(143)
Gain on sale of loans	(246)	(151)
Net gains on dispositions of premises and equipment and foreclosed assets	(6)	(3)
Proceeds from sale of loans	6,996	7,979
Origination of loans held for sale	(6,730)	(9,486)
Income on bank owned life insurance	(261)	(249)
Stock-based compensation expense	59	53
Contribution of treasury stock	30	30
Changes in:
Accrued interest receivable and other assets	5	388
Accrued interest payable and other liabilities	117	(68)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,335	4,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing time deposits with other banks	(51)	99
Proceeds from maturities, prepayments and calls of securities	23,709	22,299
Proceeds from sales of securities	42,149	23,610
Purchase of securities	(152,141)	(106,790)
Loan origination and payments, net	(10,808)	1,565
Purchase of bank owned life insurance	—	(5,000)
Redemption of FHLB and other equity interests	76	270
Purchase of premises and equipment	(491)	(805)
Proceeds from the sale of premises and equipment and foreclosed assets	260	31

NET CASH USED IN INVESTING ACTIVITIES	(97,297)	(64,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	102,063	58,581
Certificates of deposit	(18,926)	4,957
Proceeds from sale of treasury stock	413	298
Cash dividends paid	(2,049)	(2,025)
Repayment of long-term borrowings	(39)	(29)
Net change in short-term borrowings	—	4,061

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,462	65,843

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,500)	5,147

CASH AND CASH EQUIVALENTS, Beginning	39,703	37,432

CASH AND CASH EQUIVALENTS, Ending	$30,203	$42,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,175	$4,442
Income taxes	$225	$17

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$15	$69
Grant of restricted stock awards from treasury stock	$419	$266

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 Form 10-K”). All dollar amounts are stated in thousands, except share data.

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

At March 31, 2012, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, the Corporation had 107,375 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $59 and $53 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $754 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in unvested restricted stock awards for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	35,613	$15.08
Granted	26,900	15.57
Vested	(9,684)	14.77
Forfeited	—	—

Nonvested at end of period	52,829	$15.39

FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in certain equity securities in order to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized gains that were included in earnings for the three months ended March 31, 2012 and 2011 were $188 and $103, respectively. Realized gains on the sale of securities for which the fair value option was elected were $132 and $10 during the three months ended March 31, 2012 and 2011, respectively.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $13 and $7 for the three months ended March 31, 2012 and 2011.

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of one corporate bond has been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price this security using a proprietary model, which incorporates assumptions that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals prepared by third-parties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,097	$—	$8,097	$—
U.S. Government sponsored entities	113,645	26,034	87,611	—
States and political subdivisions	158,601	3,771	154,830	—
Residential mortgage and asset backed	374,682	40,473	334,209	—
Commercial mortgage and asset backed	2,136	—	2,136	—
Corporate notes and bonds	13,395	—	11,355	2,040
Pooled trust preferred	340	—	—	340
Pooled SBA	49,145	49,145	—	—
Other securities	1,545	1,545	—	—

Total Securities Available For Sale	$721,586	$120,968	$598,238	$2,380

Trading Securities:
Equity securities – financial services	$550	$550	$—	$—
Equity securities – industrials	496	496	—	—
Certificates of deposit	357	357	—	—
Equity securities – health care	323	323	—	—
International mutual funds	288	288	—	—
Equity securities – consumer discretionary	238	238	—	—
Large cap growth mutual funds	174	174	—	—
Equity securities – energy	164	164	—	—
Large cap value mutual funds	108	108	—	—
Corporate notes and bonds	101	—	101	—
Money market mutual funds	84	84	—	—
Real estate investment trust mutual funds	66	66	—	—
U.S. Government sponsored entities	55	—	55	—
Equity securities – consumer staples	54	54	—	—
Equity securities – materials	38	38	—	—
Equity securities – technology	37	37	—	—
Small cap mutual funds	27	27	—	—
Mid cap mutual funds	27	27	—	—

Total Trading Securities	$3,187	$3,031	$156	$—

Liabilities:
Interest rate swaps	$(1,573)	$—	$(1,573)	$—

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,130	$—	$8,130	$—
U.S. Government sponsored entities	107,492	2,000	105,492	—
States and political subdivisions	158,437	4,655	153,782	—
Residential mortgage and asset backed	300,126	8,577	291,549	—
Commercial mortgage and asset backed	2,122	—	2,122	—
Corporate notes and bonds	13,860	—	11,800	2,060
Pooled trust preferred	340	—	—	340
Pooled SBA	46,056	46,056	—	—
Other securities	1,544	1,544	—	—

Total Securities Available For Sale	$638,107	$62,832	$572,875	$2,400

Trading Securities:
Equity securities – financial services	$779	$779	$—	$—
Equity securities – industrials	324	324	—	—
International mutual funds	257	257	—	—
Certificates of deposit	255	255	—	—
Money market mutual funds	241	241	—	—
Equity securities – health care	204	204	—	—
Equity securities – utilities	197	197	—	—
Large cap growth mutual funds	145	145	—	—
Equity securities – consumer staples	145	145	—	—
Equity securities – consumer discretionary	126	126	—	—
Large cap value mutual funds	105	105	—	—
Corporate notes and bonds	100	—	100	—
Equity securities – technology	75	75	—	—
Equity securities – energy	72	72	—	—
Real estate investment trust mutual funds	68	68	—	—
U.S. Government sponsored entities	55	—	55	—
Equity securities – materials	37	37	—	—
Small cap mutual funds	25	25	—	—
Mid cap mutual funds	23	23	—	—

Total Trading Securities	$3,233	$3,078	$155	$—

Liabilities:
Interest rate swaps	$(1,669)	$—	$(1,669)	$—

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or losses:
Included in other comprehensive income (unrealized)	(20)	—

Balance, March 31, 2012	$2,040	$340

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred

Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers out of Level 3 (a)(b)	—	—	(2,000)	—
Total gains or losses:
Included in earnings (realized)	—	—	—	(398)
Included in other comprehensive income (unrealized)	—	655	—	508
Purchases, issuances, sales, and settlements:
Purchases	1,917	—	—	—
Settlements	(80)	—	—	—

Balance, March 31, 2011	$4,106	$1,895	$—	$1,402

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The unrealized losses reported in earnings for the three months ended March 31, 2011 for Level 3 assets that are still held at the balance sheet date relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized

Corporate notes and bonds	$2,040	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.3%

Pooled trust preferred	340	Discounted cash flow	Collateral default rate Discount rate Recovery probability Prepayment rate	2% annually for 2 years; 0.36% thereafter 20% 10%, lagged 2 years 5% for next 5 years

During the three months ended March 31, 2012 and 2011, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2012	2011

U.S. Government sponsored entities	$2,000	$2,000
States and political subdivisions	4,655	4,750
Residential mortgage and asset backed	8,577	20,405

Total	$15,232	$27,155

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. During the three months ended March 31, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market. There were no transfers of securities from the Level 2 category to the Level 1 category during the three months ended March 31, 2012. The Corporation’s policy for determining when a transfer between the Level 1 and Level 2 categories has occurred is to monitor and report such transfers as of each quarterly reporting period.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2012 and December 31, 2011:

	0000000	0000000	0000000	0000000
		Fair Value Measurements at March 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,388	$—	$—	$7,388
Commercial, industrial, and agricultural	2,715	—	—	2,715
Residential real estate	181	—	—	181

	0000000	0000000	0000000	0000000
		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,219	$—	$—	$7,219
Commercial, industrial, and agricultural	3,190	—	—	3,190
Residential real estate	105	—	—	105

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $11,634 with a valuation allowance of $1,350 as of March 31, 2012, resulting in an additional provision for loan losses of $401 for the corresponding three month period. Impaired loans had a principal balance of $17,715 with a valuation allowance of $950 as of March 31, 2011, resulting in an additional provision for loan losses of $22 for the corresponding three month period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$7,388	Sales comparison approach	Negative adjustment for selling costs and changes in market conditions since appraisal	1% - 64% (12.0%)

Impaired loans – commercial, industrial, and agricultural	2,715	Income approach	Negative adjustment for selling costs and changes in net operating income expectations since appraisal	20% - 64% (43.5%)

Impaired loans – residential real estate	181	Sales comparison approach	Negative adjustment for selling costs and changes in market conditions since appraisal	0% - 15% (8.7%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$30,203	$30,203	$—	$—	$30,203
Interest bearing time deposits with other banks	275	—	281	—	281
Securities available for sale	721,586	120,968	598,238	2,380	721,586
Trading securities	3,187	3,031	156	—	3,187
Loans held for sale	1,347	—	1,347	—	1,347
Net loans	846,995	—	—	868,086	868,086
FHLB and other equity interests	6,461	N/A	N/A	N/A	N/A
Accrued interest receivable	6,851	685	3,390	2,776	6,851

LIABILITIES
Deposits	$(1,436,988)	(1,187,861)	(252,387)	—	$(1,440,248)
FHLB and other borrowings	(74,417)	—	(82,681)	—	(82,681)
Subordinated debentures	(20,620)	—	—	(10,828)	(10,828)
Interest rate swaps	(1,573)	—	(1,573)	—	(1,573)
Accrued interest payable	(1,280)	(713)	(549)	(18)	(1,280)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2011:

	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$39,703	$39,703
Interest bearing time deposits with other banks	224	229
Securities available for sale	638,107	638,107
Trading securities	3,233	3,233
Loans held for sale	1,442	1,470
Net loans	837,268	862,389
FHLB and other equity interests	6,537	N/A
Accrued interest receivable	6,567	6,567

LIABILITIES
Deposits	$(1,353,851)	$(1,357,415)
FHLB and other borrowings	(74,456)	(83,042)
Subordinated debentures	(20,620)	(10,906)
Interest rate swaps	(1,669)	(1,669)
Accrued interest payable	(1,308)	(1,308)

The methods and assumptions, not otherwise presented, used to estimate fair values are described as follows:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

Interest bearing time deposits with other banks: The fair value of interest bearing time deposits with other banks is estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities, resulting in a Level 2 classification.

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB and other equity interests: It is not practical to determine the fair value of Federal Home Loan Bank stock and other equity interests due to restrictions placed on the transferability of these instruments.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value resulting in a classification that is consistent with the asset with which it is associated.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount), resulting in a Level 1 classification. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

FHLB and other borrowings: The fair values of the Corporation’s FHLB and other borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Subordinated debentures: The fair value of the Corporation’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of arrangements, resulting in a Level 3 classification.

Accrued interest payable: The carrying amount of accrued interest payable approximates fair value resulting in a classification that is consistent with the liability with which it is associated.

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

SECURITIES

Securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012				December 31, 2011
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$8,050	$47	$—	$8,097	$8,064	$66	$—	$8,130
U.S. Gov’t sponsored entities	108,891	4,757	(3)	113,645	102,258	5,249	(15)	107,492
State & political subdivisions	150,768	7,981	(148)	158,601	149,685	8,844	(92)	158,437
Residential mortgage & asset backed	368,459	6,890	(667)	374,682	292,297	8,043	(214)	300,126
Commercial mortgage & asset backed	2,074	62	—	2,136	2,077	45	—	2,122
Corporate notes & bonds	16,360	30	(2,995)	13,395	17,358	50	(3,548)	13,860
Pooled trust preferred	800	—	(460)	340	800	—	(460)	340
Pooled SBA	47,882	1,328	(65)	49,145	44,851	1,282	(77)	46,056
Other securities	1,521	24	—	1,545	1,521	23	—	1,544

Total	$704,805	$21,119	$(4,338)	$721,586	$618,911	$23,602	$(4,406)	$638,107

At March 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Corporate equity securities	$1,900	$1,959
Certificates of deposit	357	255
International mutual funds	288	257
Large cap growth mutual funds	174	145
Large cap value mutual funds	108	105
Corporate notes and bonds	101	100
Money market mutual funds	84	241
Real estate investment trust mutual funds	66	68
U.S. Government sponsored entities	55	55
Small cap mutual funds	27	25
Mid cap mutual funds	27	23

Total	$3,187	$3,233

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	$122,700	$122,700	$122,700	$122,700	$122,700	$122,700
March 31, 2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	10,545	(3)	—	—	10,545	(3)
State & political subdivisions	5,566	(147)	498	(1)	6,064	(148)
Residential mortgage & asset backed	91,279	(626)	10,692	(41)	101,971	(667)
Commercial mortgage & asset backed	—	—	—	—	—	—
Corporate notes & bonds	1,948	(52)	9,408	(2,943)	11,356	(2,995)
Pooled trust preferred	—	—	340	(460)	340	(460)
Pooled SBA	13,362	(65)	—	—	13,362	(65)
Other securities	—	—	—	—	—	—

	$122,700	$(893)	$20,938	$(3,445)	$143,638	$(4,338)

	$122,700	$122,700	$122,700	$122,700	$122,700	$122,700
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored entities	7,671	(15)	—	—	7,671	(15)
State & political subdivisions	5,314	(92)	—	—	5,314	(92)
Residential mortgage & asset backed	36,626	(162)	9,485	(52)	46,111	(214)
Commercial mortgage & asset backed	—	—	—	—	—	—
Corporate notes & bonds	2,860	(139)	8,841	(3,409)	11,701	(3,548)
Pooled trust preferred	—	—	340	(460)	340	(460)
Pooled SBA	8,139	(77)	—	—	8,139	(77)
Other securities	—	—	—	—	—	—

	$60,610	$(485)	$18,666	$(3,921)	$79,276	$(4,406)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2012, management evaluated the structured pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security within the collateral pool, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. Management also assumed that all issuers in deferral will default prior to their next payment date. Trust preferred collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, management assumed 10% recoveries on bank collateral and none on collateral issued by other companies. Due to the ongoing difficulties in the U.S. economy, management also added a baseline default rate of 2% annually for the next two years to default projections for specific issuers. This percentage represents the peak, post-war bank default rate that occurred at the height of the savings and loan crisis, which we believe is an accurate proxy for the current environment. Management expects that credit markets have begun to normalize and that banks with the financial strength to survive will default at a .36% average annual rate, which represents Moody’s idealized default probability for BBB corporate credits, and is in line with historical bank failure rates. In addition, management expects prepayments to occur at a rate of approximately 5% over a five year period, with the exception of certain large institutions that are expected to call their collateral in 2012 as a result of the elimination of the Tier I capital treatment of trust preferred securities for institutions with greater than $15 billion in assets beginning in 2013.

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

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of March 31, 2012 and for the three months ended March 31, 2012 and 2011:

	Adjusted Amortized Cost	Unrealized Gain (Loss)	Fair Value	Credit Losses Realized in Earnings Three Months Ended March 31, 2012	Credit Losses Realized in Earnings Three Months Ended March 31, 2011

ALESCO Preferred Funding V, Ltd.	$800	$(460)	$340	$—	$—
ALESCO Preferred Funding XII, Ltd.	—	—	—	—	280
ALESCO Preferred Funding XVII, Ltd.	—	—	—	—	—
Preferred Term Securities XVI, Ltd.	—	—	—	—	118
US Capital Funding VI, Ltd.	—	—	—	—	—

Total	$800	$(460)	$340	$—	$398

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2012 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	—

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	—
Additional credit loss for which other-than-temporary impairment was previously recognized	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

At March 31, 2012, the Corporation held five structured pooled trust preferred securities, primarily from issuers in the financial services industry, which are not currently trading in an active, open market with readily observable prices. As a result, these securities were classified within Level 3 of the valuation hierarchy. The fair values of these securities have been calculated using a discounted cash flow model and market liquidity premium. With the current market conditions, the assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions. The fair values of these securities have declined due to the fact that subsequent offerings of similar securities pay a higher market rate of return. This higher rate of return reflects the increased credit and liquidity risks in the marketplace. Except as described above, based on management’s evaluation of the structured pooled trust preferred securities, the present value of the projected cash flows is sufficient for full repayment of the amortized cost of the securities and, therefore, it is believed that the decline in fair value is temporary due to current market conditions. However, without recovery of these securities, other-than-temporary impairments may occur in future periods.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of March 31, 2012 and December 31, 2011, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2012	$42,149	$636	$(70)
Three months ended March 31, 2011	23,610	146	(72)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2012:

	March 31, 2012
	Amortized Cost	Fair Value

1 year or less	$18,990	$19,132
1 year – 5 years	81,542	83,710
5 years – 10 years	130,144	137,725
After 10 years	102,075	102,656

	332,751	343,223
Residential mortgage & asset backed securities	368,459	374,682
Commercial mortgage & asset backed securities	2,074	2,136

Total debt securities	$703,284	$720,041

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2012 and December 31, 2011, securities carried at $237,081 and $264,166, respectively, were pledged to secure public deposits and for other purposes as provided by law.

LOANS

Total net loans at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011

Commercial, industrial, and agricultural	$258,628	$253,324
Commercial mortgages	250,407	242,511
Residential real estate	295,510	298,628
Consumer	54,905	54,677
Credit cards	3,133	3,206
Overdrafts	308	423
Less: unearned discount	(2,881)	(2,886)
allowance for loan losses	(13,015)	(12,615)

Loans, net	$846,995	$837,268

At March 31, 2012 and December 31, 2011, net unamortized loan costs and fees of $27 and ($7), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three months ended March 31, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(225)	(115)	(87)	(256)	(19)	(67)	(769)
Recoveries	3	—	—	27	1	34	65
Provision for loan losses	653	22	93	260	43	33	1,104

Allowance for loan losses, March 31, 2012	$4,942	$4,377	$1,997	$1,435	$96	$168	$13,015

Transactions in the allowance for loan losses for the three months ended March 31, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(42)	(47)	(14)	(260)	(18)	(53)	(434)
Recoveries	1	—	—	24	2	34	61
Provision (benefit) for loan losses	256	415	(23)	182	16	(69)	777

Allowance for loan losses, March 31, 2011	$3,732	$3,879	$1,879	$1,507	$96	$131	$11,224

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$605	$248	$32	$—	$—	$—	$885
Collectively evaluated for impairment	4,337	3,352	1,965	1,435	96	168	11,353
Modified in a troubled debt restructuring	—	777	—	—	—	—	777

Total ending allowance balance	$4,942	$4,377	$1,997	$1,435	$96	$168	$13,015

Loans:
Loans individually evaluated for impairment	$6,054	$7,611	$213	$—	$—	$—	$13,878
Loans collectively evaluated for impairment	252,574	232,595	295,297	54,905	3,133	308	838,812
Loans modified in a troubled debt restructuring	—	10,201	—	—	—	—	10,201

Total ending loans balance	$258,628	$250,407	$295,510	$54,905	$3,133	$308	$862,891

December 31, 2011	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$462	$784	$19	$—	$—	$—	$1,265
Collectively evaluated for impairment	4,182	3,325	1,972	1,404	71	168	11,122
Modified in a troubled debt restructuring	—	228	—	—	—	—	228

Total ending allowance balance	$4,644	$4,337	$1,991	$1,404	$71	$168	$12,615

Loans:
Loans individually evaluated for impairment	$6,115	$8,457	$124	$—	$—	$—	$14,696
Loans collectively evaluated for impairment	247,209	226,366	298,504	54,677	3,206	423	830,385
Loans modified in a troubled debt restructuring	—	7,688	—	—	—	—	7,688

Total ending loans balance	$253,324	$242,511	$298,628	$54,677	$3,206	$423	$852,769

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$4,242	$2,531	$605
Commercial mortgage	6,546	5,770	1,025
Residential real estate	316	213	32
With no related allowance recorded:
Commercial, industrial, and agricultural	4,168	3,523	—
Commercial mortgage	13,802	12,042	—
Residential real estate	—	—	—

Total	$29,074	$24,079	$1,662

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$4,329	$2,815	$462
Commercial mortgage	4,724	4,065	1,012
Residential real estate	187	124	19
With no related allowance recorded:
Commercial, industrial, and agricultural	3,892	3,300	—
Commercial mortgage	13,839	12,080	—
Residential real estate	—	—	—

Total	$26,971	$22,384	$1,493

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,673	$4	$4	$2,236	$—	$—
Commercial mortgage	4,918	—	—	10,404	2	2
Residential real estate	169	4	4	211	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	3,412	—	—	1,949	—	—
Commercial mortgage	12,061	—	—	719	—	—
Residential real estate	—	—	—	—	—	—

Total	$23,233	$8	$8	$15,519	$2	$2

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$6,523	$—	$6,949	$10
Commercial mortgages	8,590	147	8,359	122
Residential real estate	1,645	27	1,254	157
Consumer	5	148	5	125
Credit cards	—	2	—	27

Total	$16,763	$324	$16,567	$441

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans. The recorded investment in loans excludes accrued interest and loan origination fees, net due to their insignificance.

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial, industrial, and agricultural	$1,716	$10	$6,523	$8,249	$250,379	$258,628
Commercial mortgages	3,487	211	7,320	11,018	239,389	250,407
Residential real estate	1,198	276	1,672	3,146	292,364	295,510
Consumer	292	237	153	682	54,223	54,905
Credit cards	23	23	2	48	3,085	3,133
Overdrafts	—	—	—	—	308	308

Total	$6,716	$757	$15,670	$23,143	$839,748	$862,891

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial, industrial, and agricultural	$239	$53	$6,959	$7,251	$246,073	$253,324
Commercial mortgages	1,064	2,620	7,043	10,727	231,784	242,511
Residential real estate	1,816	682	1,411	3,909	294,719	298,628
Consumer	392	185	130	707	53,970	54,677
Credit cards	34	19	27	80	3,126	3,206
Overdrafts	—	—	—	—	423	423

Total	$3,545	$3,559	$15,570	$22,674	$830,095	$852,769

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2012 and no principal balances were forgiven in connection with the loan restructurings.

The Corporation has allocated $212 and $228 of specific reserves to one commercial mortgage customer whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. The interest rate on the original loan was 6.60%. Due to financial difficulties experienced by the customer, the interest rate was reduced to 4.19% in the third quarter of 2010, and the interest rate on this loan was further reduced to 4.07% in the third quarter of 2011. In the first quarter of 2012, the customer was granted interest-only terms for six months, resulting in an additional provision for loan losses that was insignificant for the three months ended March 31, 2012. This loan had a total recorded investment of $1,657 and $1,662 as of March 31, 2012 and December 31, 2011, respectively.

The Corporation has allocated $101 of specific reserves to one commercial mortgage customer with two loans whose terms have been modified in a troubled debt restructuring as of March 31, 2012. The interest rates on the original loans were 6.45% and 6.47%. Due to financial difficulties experienced by the customer, the interest rates on both loans were reduced to 5.75% in the first quarter of 2012, and the maturity dates were extended to 2020 and 2024, resulting in an additional provision for loan losses of $101 for the three months ended March 31, 2012. These loans had a total recorded investment of $1,840 as of March 31, 2012. This commercial customer has two additional mortgage loans that were deemed to be impaired as of December 31, 2011 and whose terms were modified in a troubled debt restructuring in the first quarter of 2012. The loan payments were modified to reflect a twenty year amortization with a balloon payment due after five years. These loans had a total recorded investment of $716 and $728 and specific reserves of $465 as of both March 31, 2012 and December 31, 2011, respectively. No additional provision for loan losses was required to be recorded during the three months ended March 31, 2012 in connection with the loan modifications.

The Corporation has a commercial mortgage customer whose loan relationships have interest-only terms that were extended during 2011. The original interest rates on the loans, which were also the market rates of interest at the time of the loan modification, were not reduced; therefore, no additional provision for loan losses was required to be recorded. These loans have a total recorded investment of $4,571 and $4,588 at March 31, 2012 and December 31, 2011, respectively.

In addition, the Corporation has a commercial mortgage customer whose loan relationship was restructured due to the forgiveness of accrued interest and late charges. The original interest rate on the loan, which was also the market rate of interest at the time of the loan modification, was not reduced; therefore, no additional provision for loan losses was required to be recorded. This loan has a recorded investment of $1,417 and $1,438 at March 31, 2012 and December 31, 2011.

The Corporation has a commercial customer with five loans whose terms were modified in a troubled debt restructuring in the first quarter of 2012 due to financial difficulties experienced by the customer. The outstanding balances on the five loans, which ranged in maturity from 2012 to 2014, were combined into one new loan with a five year term. The blended original interest rates on the loans, which were also the market rates of interest at the time of the loan modification, were not reduced; therefore no additional provision for loan losses was required to be recorded. This loan has a total recorded investment of $310 at March 31, 2012.

The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring, and there have been no payment defaults on loans modified in a troubled debt restructuring.

Credit Quality Indicators

The Corporation classifies commercial, industrial, and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. Loans with an outstanding balance greater than $1 million are analyzed at least bi-annually and loans with an outstanding balance of less than $1 million are analyzed at least annually.

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

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$229,534	$4,329	$24,577	$188	$258,628
Commercial mortgages	224,108	3,383	22,200	716	250,407

Total	$453,642	$7,712	$46,777	$904	$509,035

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$223,457	$4,176	$25,490	$201	$253,324
Commercial mortgages	214,098	3,172	24,513	728	242,511

Total	$437,555	$7,348	$50,003	$929	$495,835

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”), a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio, are considered to be subprime loans. Holiday’s loan portfolio is summarized as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Consumer	$17,896	$18,176
Residential real estate	1,005	1,056
Less: unearned discount	(2,881)	(2,886)

Total	$16,020	$16,346

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards

Performing	$293,838	$54,752	$3,131	$297,217	$54,547	$3,179
Non-performing	1,672	153	2	1,411	130	27

Total	$295,510	$54,905	$3,133	$298,628	$54,677	$3,206

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

As of March 31, 2012, the Corporation held $5,514 of stock in FHLB. In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. In 2011, the FHLB began repurchasing a limited amount of excess stock owned by its member banks, and on February 22, 2012, the FHLB declared its first dividend since the third quarter of 2008.

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

DEPOSITS

Total deposits at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Percentage Change		March 31, 2012	December 31, 2011
Checking, non-interest bearing	8.5%		$165,743	$152,732
Checking, interest bearing	(1.4%	)	301,754	305,960
Savings accounts	14.9%		720,364	627,106
Certificates of deposit	(7.1%	)	249,127	268,053

	6.1%		$1,436,988	$1,353,851

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2012 and 2011, 37,500 and 84,250 shares issuable under stock compensation plans, respectively, were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended March 31,
	2012	2011

Net income per consolidated statements of income	$4,347	$3,277
Net earnings allocated to participating securities	(16)	(11)

Net earnings allocated to common stock	$4,331	$3,266

Basic earnings per common share computation:

Distributed earnings allocated to common stock	$2,041	$2,017
Undistributed earnings allocated to common stock	2,290	1,249

Net earnings allocated to common stock	$4,331	$3,266

Weighted average common shares outstanding, including shares considered participating securities	12,402	12,263
Less: Average participating securities	(40)	(38)

Weighted average shares	12,362	12,225

Basic earnings per common share	$0.35	$0.27

Diluted earnings per common share computation:

Net earnings allocated to common stock	$4,331	$3,266

Weighted average common shares outstanding for basic earnings per common share	12,362	12,225
Add: Dilutive effects of assumed exercises of stock options	4	8

Weighted average shares and dilutive potential common shares	12,366	12,233

Diluted earnings per common share	$0.35	$0.27

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At March 31, 2012, the variable rate on the subordinated debt was 2.02% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

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

As of March 31, 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

	Liability Derivative
		Fair value
	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate contract	Accrued interest and other liabilities	($1,573)	($1,669)

For the Three Months Ended March 31, 2012	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$63	Interest expense – subordinated debentures	($95)	Other income	$—

For the Three Months Ended March 31, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contract	$67	Interest expense – subordinated debentures	($100)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $372.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income. As such, the amendments in this update supersede only those paragraphs in Accounting Standards Update No. 2011-05 that pertain to how and where reclassification adjustments are presented. The amendments were effective at the same time as the amendments in Accounting Standards Update 2011-05. The effect of adopting this new guidance did not have a material effect on the Corporation’s financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s principal subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within the Pennsylvania counties of Cambria, Cameron, Clearfield, Elk, Indiana, and McKean. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. ERIEBANK, a division of CNB Bank, provides financial services to individuals and businesses in the northwestern Pennsylvania counties of Erie, Crawford, and Warren.

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

GENERAL OVERVIEW

The Bank expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010, and the Corporation has obtained regulatory approval for second Meadville location that is expected to open in the third quarter of 2012. In addition, a CNB Bank loan production office was opened in Indiana, Pennsylvania in the third quarter of 2011. A CNB Bank loan production office in Johnstown, Pennsylvania was closed in the third quarter of 2011. Management believes that the Corporation’s ERIEBANK division, along with the traditional CNB Bank market areas, should provide the Bank with moderate loan growth during the remainder of 2012. Deposit growth was $191 million during the year ended December 31, 2011 and $83 million during the quarter ended March 31, 2012.

Management concentrates on return on average equity and earnings per share metrics, plus other methods, to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. Some compression of the net interest margin was experienced in 2011 and some additional compression is expected in 2012 as a result of the current interest rate environment. During the past several years, measures have been taken such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, interest rates were decreased on certain deposit products during 2011 and the first quarter of 2012. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2012 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2012.

On July 21, 2010, the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and this law could impact the performance of the Corporation in future periods. The Dodd-Frank Act includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which has now been increased to $250,000. Additional provisions created a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the full implementation is completed.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $30.2 million at March 31, 2012 compared to $39.7 million at December 31, 2011. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $83.4 million or 13.0% since December 31, 2011. The increase is primarily due to the purchases of residential mortgage and asset backed securities issued by government sponsored entities and resulted from deposit growth not reinvested in loans. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and minimize the overall effect of different rate environments. We monitor the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee of the Corporation’s Board of Directors (“ALCO”). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of our customers.

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $10.1 million, or 1.2%, during the first quarter of 2012. Lending efforts are focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects moderate loan demand throughout the remainder of 2012.

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

	Three months ending March 31, 2012	Year ending December 31, 2011	Three months ending March 31, 2011

Balance at beginning of period	$12,615	$10,820	$10,820
Charge-offs:
Commercial, industrial, and agricultural	225	1,796	42
Commercial mortgages	115	175	47
Residential real estate	87	217	14
Consumer	256	907	260
Credit cards	19	39	18
Overdrafts	67	222	53

	769	3,356	434

Recoveries:
Commercial, industrial, and agricultural	3	9	1
Commercial mortgages	—	—	—
Residential real estate	—	13	—
Consumer	27	88	24
Credit cards	1	10	2
Overdraft deposit accounts	34	94	34

	65	214	61

Net charge-offs	(704)	(3,142)	(373)

Provision for loan losses	1,104	4,937	777

Balance at end of period	$13,015	$12,615	$11,224

Loans, net of unearned	$860,010	$849,883	$792,568
Allowance to net loans	1.51%	1.48%	1.42%
Net charge-offs to average loans (annualized)	0.33%	0.38%	0.19%
Nonperforming assets	$17,408	$17,513	$16,130
Nonperforming % of total assets	1.03%	1.09%	1.09%

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

The methodology described above was created using the experience of the Corporation’s credit administrator, guidance from the regulatory agencies, expertise of a third-party loan review provider, and discussions with peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. Prudent business practices dictate that the level of the allowance, as well as corresponding charges to the provision for loan losses, should be commensurate with identified areas of risk within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the “spread” at the present time, as well as prior periods, management determines the current adequacy of the allowance as well as evaluate trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans.

As mentioned in the Loans section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment within its market areas.

During the three months ended March 31, 2012, the Corporation recorded a provision for loan losses of $1.1 million, as compared to a provision for loan losses of $777 thousand for the three months ended March 31, 2011. The increase was a result of increases in loss reserves, primarily in the commercial loan portfolio. One relationship comprising two commercial loans which became impaired in 2011 necessitated an additional loss reserve of $360 thousand in the first quarter of 2012 as a result of the revision in the valuation estimate of the loan collateral. Charge-offs attributable to this loan relationship totaled $200 thousand during the three months ended March 31, 2012, which was the primary factor in the increase in net loan charge-offs from $373 thousand during the three months ended March 31, 2011 to $705 thousand during the three months ended March 31, 2012.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2012.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $83.1 million from $1,353.9 million at December 31, 2011 to $1,437.0 million at March 31, 2012. The growth in deposits was primarily due to increases in savings accounts of $93.3 million over this period as a result of the Corporation’s marketing of a savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $18.9 million as customers who previously held certificates of deposit migrated to the savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2012. Total shareholders’ equity was $133.2 million at March 31, 2012 and $131.9 million at December 31, 2011. In the first three months of 2012, the Corporation earned $4.3 million and declared dividends of $2.0 million, a dividend payout ratio of 47.1% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Total risk-based capital ratio	15.14%	15.14%
Tier 1 capital ratio	13.89%	13.89%
Leverage ratio	8.09%	8.22%
Tangible common equity/tangible assets (1)	7.30%	7.61%

Book value per share	$10.71	$10.66
Tangible book value per share (1)	9.84	9.78

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	March 31, 2012	December 31, 2011
Shareholders’ equity	$133,183	$131,889
Less goodwill	10,821	10,821

Tangible common equity	$122,362	$121,068

Total assets	$1,686,620	$1,602,207
Less goodwill	10,821	10,821

Tangible assets	$1,675,799	$1,591,386

Ending shares outstanding	12,431,682	12,377,318

Tangible book value per share	$9.84	$9.78
Tangible common equity/tangible assets	7.30%	7.61%

LIQUIDITY

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statement of cash flows provides analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year to be part of the Corporation’s liquid assets. The

Corporation’s liquidity is monitored by both management and the ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes the Corporation’s current liquidity position is acceptable.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2012 (in thousands):

Commitments to extend credit	$233,064
Standby letters of credit	22,672

$255,736

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2012			March 31, 2011
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$4,251	0.19%	$2	$15,820	1.06%	$42

Securities:
Taxable (1)	582,354	2.59%	3,683	445,373	2.91%	3,258
Tax-Exempt (1,2)	104,136	5.26%	1,292	76,467	5.20%	1,006
Equity Securities (1,2)	2,285	2.98%	17	1,641	2.22%	9

Total securities	688,775	2.98%	4,992	523,481	3.24%	4,273

Loans:
Commercial (2)	287,433	5.01%	3,597	274,809	5.19%	3,568
Mortgage (2)	518,893	5.45%	7,069	469,886	5.71%	6,704
Consumer	49,877	13.84%	1,726	47,204	13.55%	1,599

Total loans (3)	856,203	5.79%	12,392	791,899	6.00%	11,871

Total earning assets	1,549,229	4.55%	$17,386	1,331,200	4.85%	$16,186

Non interest-bearing assets:
Cash and due from banks	32,740			37,702
Premises and equipment	24,043			24,268
Other assets	54,767			60,053
Allowance for loan losses	(12,828)			(11,105)

Total non interest-bearing assets	98,722			110,918

TOTAL ASSETS	$1,647,951			$1,442,118

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand – interest-bearing	$301,281	0.57%	428	$286,168	0.81%	583
Savings	681,672	0.97%	1,649	401,413	1.14%	1,148
Time	254,922	1.68%	1,072	375,510	1.82%	1,704

Total interest-bearing deposits	1,237,875	1.02%	3,149	1,063,091	1.29%	3,435

Short-term borrowings	2,183	0.18%	1	17,009	0.21%	9
Long-term borrowings	74,430	4.28%	796	73,869	4.12%	760
Subordinated debentures	20,620	3.90%	201	20,620	3.71%	191

Total interest-bearing liabilities	1,335,108	1.24%	$4,147	1,174,589	1.50%	$4,395

Demand – non interest-bearing	157,429			142,172
Other liabilities	21,268			14,392

Total liabilities	1,513,805			1,331,153

Shareholders’ equity	134,146			110,965

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,647,951			$1,442,118

Interest income/Earning assets		4.55%	$17,386		4.85%	$16,186
Interest expense/Interest-bearing liabilities		1.24%	4,147		1.50%	4,395

Net interest spread		3.30%	$13,239		3.35%	$11,791

Interest income/Earning assets		4.55%	17,386		4.85%	16,186
Interest expense/Earning assets		1.07%	4,147		1.32%	4,395

Net interest margin		3.47%	$13,239		3.53%	$11,791

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.3 million in the first quarter of 2012 compared to $3.3 million for the same period of 2011. The earnings per diluted share were $0.35 in the first quarter of 2012 and $0.27 in the first quarter of 2011. The return on assets and return on equity for the first quarter of 2012 are 1.06% and 12.96% compared to 0.91% and 11.81% for the first quarter of 2011.

INTEREST INCOME AND EXPENSE

Net interest income totaled $12.7 million, an increase of $1.4 million, or 12.2%, over the first quarter of 2011. Total interest and dividend income increased by $1.1 million, or 7.2%, as compared to the first quarter of 2011. Net interest margin on a fully tax equivalent basis was 3.47% for the three months ended March 31, 2012, compared to 3.53% for the three months ended March 31, 2011.

Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $248 thousand, or 5.6%, as compared to the first quarter of 2011 due to decreases in the cost of core deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.1 million in the first quarter of 2012 compared to $777 thousand in the first quarter of 2011. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation increased its loan loss reserves in the commercial loan portfolio during the first quarter of 2012. In addition, total net loan chargeoffs were $704 thousand in the first quarter of 2012 compared to $373 thousand in the first quarter of 2011.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2012.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $2.5 million for the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011. Net realized gains on available-for-sale securities were $566 thousand during the three months ended March 31, 2012, compared to $74 thousand during the three months ended March 31, 2011. Net realized and unrealized gains on securities for which fair value accounting was elected were $320 thousand and $113 thousand during the three months ended March 31, 2012 and 2011, respectively. An other-than-temporary impairment charge of $398 thousand was recorded in earnings on structured pooled trust preferred securities during the three months ended March 31, 2011.

NON-INTEREST EXPENSES

Total non-interest expenses increased $723 thousand, or 8.7%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Salaries and benefits expenses increased $482 thousand, or 11.4%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. In addition, other non-interest expenses increased from $2.4 million for the three months ended March 31, 2011 to $2.9 million for the three months ended March 31, 2012 as a result of CNB’s continued growth.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.30% for the three months ended March 31, 2011 to 2.19% for the three months ended March 31, 2012.

INCOME TAX EXPENSE

Income tax expense was $1.6 million in the first quarter of 2012 as compared to $1.1 million in the first quarter of 2011, resulting in effective tax rates of 27.2% and 25.8% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate from 2011 to 2012 is attributable to a lower percentage of tax-exempt income in 2012 as compared to pre-tax income.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 4 (Loans), of the Corporation’s 2011 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December 31, 2011.

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

The Corporation monitors interest rate risk through the use of two models: static gap and earnings simulation. Each model standing alone has limitations; however, taken together they represent, in management’s opinion, a reasonable view of the Corporation’s interest rate risk position. The following discussion provides a summary of our analysis at December 31, 2011 based on the most recent data available.

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

EARNINGS SIMULATION: This model forecasts the projected change in net interest income resulting from increases or decreases in the interest rate curve, assuming a one time shock of plus or minus 200 basis points or 2%.

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

The following table below summarizes the information from the interest rate risk measures reflecting rate sensitive assets to rate sensitive liabilities at December 31, 2011:

Static 1-Year Cumulative Gap	11.83%
Earnings Simulation:
-200 bps vs. Stable Rate	N/A
+200 bps vs. Stable Rate	16.93%

The static 1-year cumulative gap at December 31, 2011 was asset sensitive. As the federal funds rate was at 0.25% on December 31, 2011, the -200 bps scenario has been excluded. Management measures the potential impact of significant changes in interest rates on both earnings and equity. By the use of computer generated models, management has determined the potential impact of these changes to be acceptable with modest effects on net income and equity given an interest rate shock of an increase in interest rates of 2.0%. Management continues to monitor the interest rate sensitivity through the ALCO and uses the data to make strategic decisions.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) (“Exchange Act”). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the 2011 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 4, 2012	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 4, 2012	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.