Form 10-Q
period 2012-06-30
CNB FINANCIAL CORP/PA
filed 2012-08-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the issuer’s common stock as of August 6, 2012

COMMON STOCK NO PAR VALUE PER SHARE: 12,441,643 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited) June 30, 2012	December 31, 2011
ASSETS

Cash and due from banks	$20,972	$36,032
Interest bearing deposits with other banks	3,256	3,671

Total cash and cash equivalents	24,228	39,703

Interest bearing time deposits with other banks	275	224
Securities available for sale	715,452	638,107
Trading securities	3,560	3,233
Loans held for sale	1,499	1,442
Loans	909,884	852,769
Less: unearned discount	(3,117)	(2,886)
Less: allowance for loan losses	(13,690)	(12,615)

Net loans	893,077	837,268
FHLB and other equity interests	6,848	6,537
Premises and equipment, net	24,131	24,004
Bank owned life insurance	26,195	25,672
Mortgage servicing rights	837	906
Goodwill	10,821	10,821
Accrued interest receivable and other assets	14,097	14,290

TOTAL	$1,721,020	$1,602,207

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits	$163,153	$152,732
Interest bearing deposits	1,292,268	1,201,119

Total deposits	1,455,421	1,353,851

FHLB and other borrowings	82,182	74,456
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	23,150	21,391

Total liabilities	1,581,373	1,470,318

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,099	44,350
Retained earnings	84,619	80,038
Treasury stock, at cost (159,180 shares at June 30, 2012 and 222,285 shares at December 31, 2011)	(2,289)	(3,260)
Accumulated other comprehensive income	13,218	10,761

Total shareholders' equity	139,647	131,889

TOTAL	$1,721,020	$1,602,207

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended June 30,
	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,394	$11,962
Deposits with banks	0	40
Securities:
Taxable	3,890	3,693
Tax-exempt	905	714
Dividends	18	8

Total interest and dividend income	17,207	16,417

INTEREST EXPENSE:
Deposits	2,946	3,501
Borrowed funds	787	808
Subordinated debentures	200	196

Total interest expense	3,933	4,505

NET INTEREST INCOME	13,274	11,912
PROVISION FOR LOAN LOSSES	1,746	992

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,528	10,920

NON-INTEREST INCOME:
Wealth and asset management fees	426	395
Service charges on deposit accounts	996	1,069
Other service charges and fees	468	416
Net realized and unrealized losses on securities for which fair value was elected	(140)	(16)
Mortgage banking	196	155
Bank owned life insurance	262	212
Other	325	385

	2,533	2,616

Total other-than-temporary impairment losses on available-for-sale securities	0	0
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	0	0
Net realized gains on available-for-sale securities	731	0

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	731	0

Total non-interest income	3,264	2,616

NON-INTEREST EXPENSES:
Salaries and benefits	4,619	4,197
Net occupancy expense of premises	1,107	1,103
FDIC insurance premiums	274	280
Other	2,833	2,561

Total non-interest expenses	8,833	8,141

INCOME BEFORE INCOME TAXES	5,959	5,395
INCOME TAX EXPENSE	1,623	1,504

NET INCOME	$4,336	$3,891

EARNINGS PER SHARE:
Basic	$0.35	$0.32
Diluted	$0.35	$0.32

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended June 30,
	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans including fees	$24,649	$23,667
Deposits with banks	0	82
Securities:
Taxable	7,575	6,951
Tax-exempt	1,776	1,396
Dividends	31	15

Total interest and dividend income	34,031	32,111

INTEREST EXPENSE:
Deposits	6,095	6,936
Borrowed funds	1,584	1,577
Subordinated debentures	401	387

Total interest expense	8,080	8,900

NET INTEREST INCOME	25,951	23,211
PROVISION FOR LOAN LOSSES	2,850	1,769

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,101	21,442

NON-INTEREST INCOME:
Wealth and asset management fees	813	810
Service charges on deposit accounts	1,971	2,032
Other service charges and fees	900	768
Net realized and unrealized gains on securities for which fair value was elected	180	97
Mortgage banking	461	334
Bank owned life insurance	523	461
Other	534	625

	5,382	5,127

Total other-than-temporary impairment losses on available-for-sale securities	0	(398)
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	0	(398)
Net realized gains on available-for-sale securities	1,297	74

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	1,297	(324)

Total non-interest income	6,679	4,803

NON-INTEREST EXPENSES:
Salaries and benefits	9,344	8,440
Net occupancy expense of premises	2,256	2,302
FDIC insurance premiums	533	729
Other	5,714	4,961

Total non-interest expenses	17,847	16,432

INCOME BEFORE INCOME TAXES	11,933	9,813
INCOME TAX EXPENSE	3,250	2,645

NET INCOME	$8,683	$7,168

EARNINGS PER SHARE:
Basic	$0.70	$0.58
Diluted	$0.70	$0.58

DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

NET INCOME	4,336	$3,891	8,683	$7,168

Other comprehensive income, net of tax:

Change in fair value of interest rate swap agreements designated as cash flow hedges, net of tax of $73 and $78 for the three months ended June 30, 2012 and 2011, and $39 and $42 for the six months ended June 30, 2012 and 2011	(135)	(145)	(72)	(78)

Net change in unrealized gains (losses) on securities available for sale:

Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:

Unrealized gains arising during the period, net of tax of ($7) for the three months ended June 30, 2012, and ($7) and ($32) for the six months ended June 30, 2012 and 2011	13	0	13	60

Reclassification adjustment for losses included in net income, net of tax of ($139) for the six months ended June 30, 2011	0	0	0	259

	13	0	13	319

Unrealized gains (losses) on other securities available for sale:

Unrealized gains arising during the period, net of tax of ($2,455) and ($3,881) for the three months ended June 30, 2012 and 2011, and ($1,809) and ($4,556) for the six months ended June 30, 2012 and 2011	4,560	7,208	3,359	8,462

Reclassification adjustment for accumulated gains included in net income, net of tax of $256 for the three months ended June 30, 2012 and $454 and $26 for the six months ended June 30, 2012 and 2011	(475)	0	(843)	(48)

	4,085	7,208	2,516	8,414

Other comprehensive income	3,963	7,063	2,457	8,655

COMPREHENSIVE INCOME	$8,299	$10,954	$11,140	$15,823

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,683	$7,168
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,850	1,769
Depreciation and amortization of premises and equipment	1,055	1,016
Securities amortization and accretion and deferred loan fees and costs	2,125	1,337
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	(1,297)	324
Net realized and unrealized gains on securities for which fair value was elected	(180)	(97)
Proceeds from sale of securities for which fair value was elected	1,850	170
Purchase of securities for which fair value was elected	(2,225)	(197)
Gain on sale of loans	(432)	(280)
Net gains on dispositions of premises and equipment and foreclosed assets	(19)	(79)
Proceeds from sale of loans	15,500	10,953
Origination of loans held for sale	(15,200)	(9,053)
Income on bank owned life insurance	(523)	(461)
Stock-based compensation expense	132	102
Contribution of treasury stock	60	60
Changes in:
Accrued interest receivable and other assets	(1,563)	931
Accrued interest payable and other liabilities	1,648	2,193

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,464	15,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing time deposits with other banks	(51)	1,195
Proceeds from maturities, prepayments and calls of securities	51,504	49,626
Proceeds from sales of securities	88,617	23,610
Purchase of securities	(214,250)	(108,992)
Loan origination and payments, net	(58,599)	(28,091)
Purchase of bank owned life insurance	0	(5,000)
Purchase of FHLB and other equity interests	(311)	(166)
Purchase of premises and equipment	(1,038)	(1,434)
Proceeds from the sale of premises and equipment and foreclosed assets	467	196

NET CASH USED IN INVESTING ACTIVITIES	(133,661)	(69,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	145,689	142,321
Certificates of deposit	(44,119)	(56,117)
Proceeds from sale of treasury stock	528	652
Cash dividends paid	(4,102)	(4,052)
Proceeds from long-term borrowings	0	350
Repayment of long-term borrowings	(79)	(61)
Net change in short-term borrowings	7,805	(23,708)

NET CASH PROVIDED BY FINANCING ACTIVITIES	105,722	59,385

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,475)	6,185

CASH AND CASH EQUIVALENTS, Beginning	39,703	37,432

CASH AND CASH EQUIVALENTS, Ending	$24,228	$43,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,262	$9,006
Income taxes	$3,488	$1,493

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$15	$69
Grant of restricted stock awards from treasury stock	$419	$266

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    BASIS OF PRESENTATION

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2012 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 Form 10-K”). All dollar amounts are stated in thousands, except share data.

2.    STOCK COMPENSATION

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

At June 30, 2012, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the three or six month periods ended June 30, 2012. At June 30, 2012 and December 31, 2011, the Corporation had 107,375 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $73 and $132 for the three and six months ended June 30, 2012, and $49 and $102 for the three and six months ended June 30, 2011. As of June 30, 2012, there was $681 of total unrecognized compensation cost related to nonvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended June 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	52,829	$15.39
Granted	0	0
Vested	0	0
Forfeited	0	0

Nonvested at end of period	52,829	$15.39

A summary of changes in unvested restricted stock awards for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	35,613	$15.08
Granted	26,900	15.57
Vested	(9,684)	14.77
Forfeited	0	0

Nonvested at end of period	52,829	$15.39

3.    FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in certain equity securities in order to provide financial statement users with greater visibility into the Corporation’s financial instruments that do not have a defined maturity date.

Fair value changes attributable to unrealized gains (losses) that were included in earnings for the three and six months ended June 30, 2012 were $(164) and $24, respectively. Fair value changes attributable to unrealized losses that were included in earnings for the three and six month ended June 30, 2011 were ($16) and $87, respectively. Realized gains on the sale of securities for which the fair value option was elected were $24 and $156 during the three and six months ended June 30, 2012. Realized gains on the sale of securities for which the fair value option was elected were $0 and $10 during the three and six months ended June 30, 2011.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $18 and $31 for the three and six months ended June 30, 2012 and $8 and $15 for the three and six months ended June 30, 2011.

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of one corporate bond held by the Corporation has been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price this security using a proprietary model, which incorporates assumptions about certain factors that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals prepared by third-parties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also adjusts appraised values based on the length of time that has passed since the appraisal and other factors. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$6,069	$0	$6,069	$0
U.S. Government sponsored entities	113,030	0	113,030	0
States and political subdivisions	161,583	0	161,583	0
Residential mortgage and asset backed	372,436	3,148	369,288	0
Commercial mortgage and asset backed	2,132	0	2,132	0
Corporate notes and bonds	13,416	0	11,345	2,071
Pooled trust preferred	360	0	0	360
Pooled SBA	44,883	44,883	0	0
Other securities	1,543	1,543	0	0

Total Securities Available For Sale	$715,452	$49,574	$663,447	$2,431

Trading Securities:
Equity securities – financial services	$654	$654	$0	$0
Equity securities – industrials	476	476	0	0
Equity securities – health care	428	428	0	0
Certificates of deposit	382	382	0	0
International mutual funds	252	252	0	0
Equity securities – energy	209	209	0	0
Equity securities – materials	162	162	0	0
Equity securities – technology	158	158	0	0
Equity securities – consumer discretionary	156	156	0	0
Large cap growth mutual funds	147	147	0	0
Money market mutual funds	108	108	0	0
Large cap value mutual funds	103	103	0	0
Corporate notes and bonds	101	0	101	0
Real estate investment trust mutual funds	64	64	0	0
U.S. Government sponsored entities	56	0	56	0
Equity securities – consumer staples	54	54	0	0
Small cap mutual funds	25	25	0	0
Mid cap mutual funds	25	25	0	0

Total Trading Securities	$3,560	$3,403	$157	$0

Liabilities:
Interest rate swaps	$(1,779)	$0	$(1,779)	$0

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,130	$0	$8,130	$0
U.S. Government sponsored entities	107,492	2,000	105,492	0
States and political subdivisions	158,437	4,655	153,782	0
Residential mortgage and asset backed	300,126	8,577	291,549	0
Commercial mortgage and asset backed	2,122	0	2,122	0
Corporate notes and bonds	13,860	0	11,800	2,060
Pooled trust preferred	340	0	0	340
Pooled SBA	46,056	46,056	0	0
Other securities	1,544	1,544	0	0

Total Securities Available For Sale	$638,107	$62,832	$572,875	$2,400

Trading Securities:
Equity securities – financial services	$779	$779	$0	$0
Equity securities – industrials	324	324	0	0
International mutual funds	257	257	0	0
Certificates of deposit	255	255	0	0
Money market mutual funds	241	241	0	0
Equity securities – health care	204	204	0	0
Equity securities – utilities	197	197	0	0
Large cap growth mutual funds	145	145	0	0
Equity securities – consumer staples	145	145	0	0
Equity securities – consumer discretionary	126	126	0	0
Large cap value mutual funds	105	105	0	0
Corporate notes and bonds	100	0	100	0
Equity securities – technology	75	75	0	0
Equity securities – energy	72	72	0	0
Real estate investment trust mutual funds	68	68	0	0
U.S. Government sponsored entities	55	0	55	0
Equity securities – materials	37	37	0	0
Small cap mutual funds	25	25	0	0
Mid cap mutual funds	23	23	0	0

Total Trading Securities	$3,233	$3,078	$155	$0

Liabilities:
Interest rate swaps	$(1,669)	$0	$(1,669)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, April 1, 2012	$2,040	$340
Total gains or losses:
Included in other comprehensive income (unrealized)	31	20

Balance, June 30, 2012	$2,071	$360

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or losses:
Included in other comprehensive income (unrealized)	11	20

Balance, June 30, 2012	$2,071	$360

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred
Balance, April 1, 2011	$4,106	$1,895	$1,402
Total gains or losses:
Included in other comprehensive income (unrealized)	0	(35)	(40)
Purchases, issuances, sales, and settlements:
Settlements	(118)	0	0

Balance, June 30, 2011	$3,988	$1,860	$1,362

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred
Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers out of Level 3 (a)(b)	0	0	(2,000)	0
Total gains or losses:
Included in earnings (realized)	0	0	0	(398)
Included in other comprehensive income (unrealized)	0	620	0	468
Purchases, issuances, sales, and settlements:
Purchases	1,917	0	0	0
Settlements	(198)	0	0	0

Balance, June 30, 2011	$3,988	$1,860	$0	$1,362

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The unrealized losses reported in earnings for the six months ended June 30, 2011 for Level 3 assets that are still held at the balance sheet date relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$2,071	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.2%
Pooled trust preferred	$360	Discounted cash flow	Collateral default rate Discount rate Recovery probability Prepayment rate	2% annually for 2 years; 0.36% thereafter 19% 10%, lagged 2 years 5% for next 5 years

The significant unobservable inputs used in the fair value measurement of the Corporation’s corporate notes and bonds are prepayment rates, probability of default, and discount rate. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, discount rate, recovery probability, and prepayment rate. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the three months ended June 30, 2012 and 2011, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2012	2011
U.S. Treasury	$0	$4,053
U.S. Government sponsored entities	26,034	16,124
States and political subdivisions	3,771	4,929
Residential mortgage and asset backed	40,473	37,659
Commercial mortgage and asset backed	0	2,085

Total	$70,278	$64,850

During the six months ended June 30, 2012 and 2011, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2012	2011
U.S. Government sponsored entities	$2,000	$2,000
States and political subdivisions	4,655	4,750
Residential mortgage and asset backed	8,577	20,405

Total	$15,232	$27,155

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. During the six months ended June 30, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. There were no transfers of securities from the Level 2 category to the Level 1 category during the three months ended June 30, 2011. There were no transfers of securities from the Level 2 category to the Level 1 category during the three and six months ended June 30, 2012. The Corporation’s policy for determining when a transfer between the Level 1 and Level 2 categories has occurred is to monitor and report such transfers as of each quarterly reporting period.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,907	$0	$0	$7,907
Commercial, industrial, and agricultural	3,986	0	0	3,986
Residential real estate	437	0	0	437

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,219	$0	$0	$7,219
Commercial, industrial, and agricultural	3,190	0	0	3,190
Residential real estate	105	0	0	105

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $14,476 with a valuation allowance of $2,146 as of June 30, 2012, resulting in an additional provision for loan losses of $1,196 and $1,597 for the corresponding three and six months then ended. Impaired loans had a principal balance of $22,384 with a valuation allowance of $1,493 as of December 31, 2011, and an additional provision for loan losses of $345 and $263 for the corresponding three and six months ended June 30, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$7,907	Sales comparison approach	Negative adjustment for selling costs and changes in market conditions since appraisal	10% -65% (15%)

Impaired loans – commercial, industrial, and agricultural	3,986	Income approach	Negative adjustment for selling costs and changes in net operating income expectations since appraisal	5% - 65% (29%)

Impaired loans – residential real estate	437	Sales comparison approach	Negative adjustment for selling costs and changes in market conditions since appraisal	10% -19% (16%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$24,228	$24,228	$0	$0	$24,228
Interest bearing time deposits with other banks	275	0	281	0	281
Securities available for sale	715,452	49,574	663,447	2,431	715,452
Trading securities	3,560	3,403	157	0	3,560
Loans held for sale	1,499	0	1,554	0	1,554
Net loans	893,077	0	0	918,918	918,918
FHLB and other equity interests	6,848	N/A	N/A	N/A	N/A
Accrued interest receivable	6,903	264	3,527	3,112	6,903

LIABILITIES
Deposits	$(1,455,421)	$(1,231,487)	$(227,042)	$0	$(1,458,529)
FHLB and other borrowings	(82,182)	0	(91,059)	0	(91,059)
Subordinated debentures	(20,620)	0	0	(10,865)	(10,865)
Interest rate swaps	(1,779)	0	(1,779)	0	(1,779)
Accrued interest payable	(1,121)	(321)	(783)	(17)	(1,121)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2011:

	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$39,703	$39,703
Interest bearing time deposits with other banks	224	229
Securities available for sale	638,107	638,107
Trading securities	3,233	3,233
Loans held for sale	1,442	1,470
Net loans	837,268	862,389
FHLB and other equity interests	6,537	N/A
Accrued interest receivable	6,567	6,567

LIABILITIES
Deposits	$(1,353,851)	$(1,357,415)
FHLB and other borrowings	(74,456)	(83,042)
Subordinated debentures	(20,620)	(10,906)
Interest rate swaps	(1,669)	(1,669)
Accrued interest payable	(1,308)	(1,308)

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

4.    SECURITIES

Securities available for sale at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012				December 31, 2011
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$6,036	$33	$0	$6,069	$8,064	$66	$0	$8,130
U.S. Gov’t sponsored entities	107,398	5,641	(9)	113,030	102,258	5,249	(15)	107,492
State & political subdivisions	151,321	10,316	(54)	161,583	149,685	8,844	(92)	158,437
Residential mortgage & asset backed	363,792	8,923	(279)	372,436	292,297	8,043	(214)	300,126
Commercial mortgage & asset backed	2,071	61	0	2,132	2,077	45	0	2,122
Corporate notes & bonds	16,364	62	(3,010)	13,416	17,358	50	(3,548)	13,860
Pooled trust preferred	800	0	(440)	360	800	0	(460)	340
Pooled SBA	43,062	1,830	(9)	44,883	44,851	1,282	(77)	46,056
Other securities	1,521	22	0	1,543	1,521	23	0	1,544

Total	$692,365	$26,888	$(3,801)	$715,452	$618,911	$23,602	$(4,406)	$638,107

At June 30, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Corporate equity securities	$2,297	$1,959
Certificates of deposit	382	255
International mutual funds	252	257
Large cap growth mutual funds	147	145
Money market mutual funds	108	241
Large cap value mutual funds	103	105
Corporate notes and bonds	101	100
Real estate investment trust mutual funds	64	68
U.S. Government sponsored entities	56	55
Small cap mutual funds	25	25
Mid cap mutual funds	25	23

Total	$3,560	$3,233

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	5,989	(9)	0	0	5,989	(9)
State & political subdivisions	5,046	(53)	1,591	(1)	6,637	(54)
Residential mortgage & asset backed	42,816	(276)	743	(3)	43,559	(279)
Commercial mortgage & asset backed	0	0	0	0	0	0
Corporate notes & bonds	1,949	(51)	9,492	(2,959)	11,441	(3,010)
Pooled trust preferred	0	0	360	(440)	360	(440)
Pooled SBA	2,022	(9)	0	0	2,022	(9)
Other securities	0	0	0	0	0	0

	$57,822	$(398)	$12,186	$(3,403)	$70,008	$(3,801)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011

U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	7,671	(15)	0	0	7,671	(15)
State & political subdivisions	5,314	(92)	0	0	5,314	(92)
Residential mortgage & asset backed	36,626	(162)	9,485	(52)	46,111	(214)
Commercial mortgage & asset backed	0	0	0	0	0	0
Corporate notes & bonds	2,860	(139)	8,841	(3,409)	11,701	(3,548)
Pooled trust preferred	0	0	340	(460)	340	(460)
Pooled SBA	8,139	(77)	0	0	8,139	(77)
Other securities	0	0	0	0	0	0

	$60,610	$(485)	$18,666	$(3,921)	$79,276	$(4,406)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2012, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $360. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three and six months ended June 30, 2012, no other-than-temporary impairment was required to be realized in earnings. For the three and six months ended June 30, 2011, other-than-temporary impairment of $0 and $398, respectively, was realized in earnings. At June 30, 2012 and December 31, 2011, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2012 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended June 30, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

A roll-forward of the other-than-temporary impairment amount related to credit losses for the six months ended June 30, 2011 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	0
Additional credit loss for which other-than-temporary impairment was previously recognized	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054

Due to the insignificance of the adjusted amortized cost and other-than-temporary impairment charges to the consolidated financial statements, no further disclosures are required with respect to the Corporation’s structured pooled trust preferred securities.

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

As of June 30, 2012 and December 31, 2011, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2012	$46,468	$810	$(79)
Six months ended June 30, 2012	88,617	1,446	(149)
Three months ended June 30, 2011	0	0	0
Six months ended June 30, 2011	23,610	146	(72)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2012:

	Amortized Cost	Fair Value
1 year or less	$22,131	$22,295
1 year – 5 years	80,606	83,067
5 years – 10 years	128,463	138,447
After 10 years	93,781	95,532

	324,981	339,341
Residential mortgage & asset backed securities	363,792	372,436
Commercial mortgage & asset backed securities	2,071	2,132

Total debt securities	$690,844	$713,909

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2012 and December 31, 2011, securities carried at $250,338 and $264,166, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.    LOANS

Total net loans at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011

Commercial, industrial, and agricultural	$266,122	$253,324
Commercial mortgages	260,788	242,511
Residential real estate	325,200	298,628
Consumer	54,251	54,677
Credit cards	3,239	3,206
Overdrafts	284	423
Less: unearned discount	(3,117)	(2,886)
allowance for loan losses	(13,690)	(12,615)

Loans, net	$893,077	$837,268

At June 30, 2012 and December 31, 2011, net unamortized loan costs and fees of $71 and ($7), respectively, have been included in the carrying value of loans.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within Central and Western Pennsylvania. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer.

Transactions in the allowance for loan losses for the three months ended June 30, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, April 1, 2012	$4,942	$4,377	$1,997	$1,435	$96	$168	$13,015
Charge-offs	(422)	(121)	(137)	(382)	(14)	(50)	(1,126)
Recoveries	5	0	0	22	6	22	55
Provision (benefit) for loan losses	590	297	365	493	(7)	8	1,746

Allowance for loan losses, June 30, 2012	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690

Transactions in the allowance for loan losses for the six months ended June 30, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(647)	(236)	(224)	(638)	(33)	(117)	(1,895)
Recoveries	8	0	0	49	7	56	120
Provision for loan losses	1,243	319	458	753	36	41	2,850

Allowance for loan losses, June 30, 2012	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690

Transactions in the allowance for loan losses for the three months ended June 30, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total

Allowance for loan losses, April 1, 2011	$3,732	$3,879	$1,879	$1,507	$96	$131	$11,224
Charge-offs	(173)	(41)	(63)	(202)	(7)	(62)	(548)
Recoveries	3	0	0	21	3	20	47
Provision (benefit) for loan losses	208	561	84	74	12	53	992

Allowance for loan losses, June 30, 2011	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715

Transactions in the allowance for loan losses for the six months ended June 30, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(215)	(88)	(77)	(462)	(25)	(115)	(982)
Recoveries	4	0	0	45	5	54	108
Provision (benefit) for loan losses	464	976	61	256	28	(16)	1,769

Allowance for loan losses, June 30, 2011	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2012 and December 31, 2011:

June 30, 2012	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,282	$347	$55	$0	$0	$0	$1,684
Collectively evaluated for impairment	3,833	3,434	2,170	1,568	81	148	11,234
Modified in a troubled debt restructuring	0	772	0	0	0	0	772

Total ending allowance balance	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690

Loans:
Loans individually evaluated for impairment	$7,778	$8,343	$628	$0	$0	$0	$16,749
Loans collectively evaluated for impairment	258,047	242,292	324,572	54,251	3,239	284	882,685
Loans modified in a troubled debt restructuring	297	10,153	0	0	0	0	10,450

Total ending loans balance	$266,122	$260,788	$325,200	$54,251	$3,239	$284	$909,884

December 31, 2011	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$917	$19	$0	$0	$0	$1,265
Collectively evaluated for impairment	4,182	3,325	1,972	1,404	71	168	11,122
Modified in a troubled debt restructuring	—	228	0	0	0	0	228

Total ending allowance balance	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

Loans:
Loans individually evaluated for impairment	$6,115	$8,457	$124	$0	$0	$0	$14,696
Loans collectively evaluated for impairment	247,209	226,366	298,504	54,677	3,206	423	830,385
Loans modified in a troubled debt restructuring	—	7,688	0	0	0	0	7,688

Total ending loans balance	$253,324	$242,511	$298,628	$54,677	$3,206	$423	$852,769

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$6,636	$4,525	$1,282
Commercial mortgage	7,004	6,292	1,119
Residential real estate	598	492	55
With no related allowance recorded:
Commercial, industrial, and agricultural	8,812	8,097	0
Commercial mortgage	9,558	7,657	0
Residential real estate	136	136	0

Total	$32,744	$27,199	$2,456

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$4,329	$2,815	$462
Commercial mortgage	4,724	4,065	1,012
Residential real estate	187	124	19
With no related allowance recorded:
Commercial, industrial, and agricultural	3,892	3,300	0
Commercial mortgage	13,839	12,080	0
Residential real estate	0	0	0

Total	$26,971	$22,384	$1,493

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,528	$4	$4	$3,290	$4	$4
Commercial mortgage	6,031	0	0	5,376	0	0
Residential real estate	353	4	4	277	8	8
With no related allowance recorded:
Commercial, industrial, and agricultural	3,537	0	0	3,458	0	0
Commercial mortgage	12,123	0	0	12,108	0	0
Residential real estate	68	0	0	45	0	0

Total	$25,640	$8	$8	$24,554	$12	$12

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,183	$0	$0	$1,660	$0	$0
Commercial mortgage	8,835	14	14	8,810	16	16
Residential real estate	185	0	0	202	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,411	0	0	1,607	0	0
Commercial mortgage	4,584	0	0	3,506	0	0
Residential real estate	0	0	0	0	0	0

Total	$17,198	$14	$14	$15,785	$16	$16

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$7,354	$0	$6,949	$10
Commercial mortgages	8,530	0	8,359	122
Residential real estate	2,221	82	1,254	157
Consumer	4	187	5	125
Credit cards	0	15	0	27

Total	$18,109	$284	$16,567	$441

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans. The recorded investment in loans excludes accrued interest and loan origination fees, net due to their insignificance.

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial, industrial, and agricultural	$246	$56	$4,946	$5,248	$260,874	$266,122
Commercial mortgages	813	422	8,530	9,765	251,023	260,788
Residential real estate	1,696	420	2,021	4,137	321,063	325,200
Consumer	587	132	191	910	53,341	54,251
Credit cards	11	28	15	54	3,185	3,239
Overdrafts	0	0	0	0	284	284

Total	$3,353	$1,058	$15,703	$20,114	$889,770	$909,884

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$239	$53	$6,959	$7,251	$246,073	$253,324
Commercial mortgages	1,064	2,620	7,043	10,727	231,784	242,511
Residential real estate	1,816	682	1,411	3,909	294,719	298,628
Consumer	392	185	130	707	53,970	54,677
Credit cards	34	19	27	80	3,126	3,206
Overdrafts	—	—	—	—	423	423

Total	$3,545	$3,559	$15,570	$22,674	$830,095	$852,769

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2012 and no principal balances were forgiven in connection with the loan restructurings.

The Corporation has allocated $209 and $228 of specific reserves to one commercial mortgage customer whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. The interest rate on the original loan was 6.60%. Due to financial difficulties experienced by the customer, the interest rate was reduced to 4.19% in the third quarter of 2010 and further reduced to 4.07% in the third quarter of 2011. In the first quarter of 2012, the customer was granted interest-only terms for six months, resulting in an additional provision for loan losses that was insignificant for the three and six months ended June 30, 2012. This loan had a total recorded investment of $1,657 and $1,662 as of June 30, 2012 and December 31, 2011, respectively.

The Corporation has allocated $101 of specific reserves to one commercial mortgage customer with two loans whose terms have been modified in a troubled debt restructuring as of June 30, 2012. The interest rates on the original loans were 6.45% and 6.47%. Due to financial difficulties experienced by the customer, the interest rates on both loans were reduced to 5.75% in the first quarter of 2012, and the maturity dates were extended to 2020 and 2024, resulting in an additional provision for loan losses of $101 for the three and six months ended June 30, 2012. These loans had a total recorded investment of $1,832 as of June 30, 2012. This commercial customer has two additional mortgage loans that were deemed to be impaired as of December 31, 2011 and whose terms were modified in a troubled debt restructuring in the first quarter of 2012. The loan payments were modified to reflect a twenty year amortization with a balloon payment due after five years. These loans had a total recorded investment of $712 and $728 and specific reserves of $463 and $465 as of June 30, 2012 and December 31, 2011, respectively. No additional provision for loan losses was required to be recorded during the three and six months ended June 30, 2012 in connection with the loan modifications.

The Corporation has a commercial mortgage customer whose loan relationships have interest-only terms that were extended during 2011. The original interest rates on the loans, which were also the market rates of interest at the time of the loan modification, were not reduced; therefore, no additional provision for loan losses was required to be recorded. These loans have a total recorded investment of $4,547 and $4,588 at June 30, 2012 and December 31, 2011, respectively.

In addition, the Corporation has a commercial mortgage customer whose loan relationship was restructured due to the forgiveness of accrued interest and late charges. The original interest rate on the loan, which was also the market rate of interest at the time of the loan modification, was not reduced; therefore, no additional provision for loan losses was required to be recorded. This loan has a recorded investment of $1,405 and $1,438 at June 30, 2012 and December 31, 2011.

The Corporation has a commercial customer with five loans whose terms were modified in a troubled debt restructuring in the first quarter of 2012 due to financial difficulties experienced by the customer. The outstanding balances on the five loans, which ranged in maturity from 2012 to 2014, were combined into one new loan with a five year term. The blended original interest rates on the loans, which were also the market rates of interest at the time of the loan modification, were not reduced; therefore no additional provision for loan losses was required to be recorded. This loan has a total recorded investment of $297 at June 30, 2012.

The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring, and there have been no payment defaults on loans modified in a troubled debt restructuring.

Credit Quality Indicators

The Corporation classifies commercial, industrial, and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. Loans with an outstanding balance greater than $1 million are analyzed at least semi-annually and loans with an outstanding balance of less than $1 million are analyzed at least annually.

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

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$250,151	$1,566	$14,228	$177	$266,122
Commercial mortgages	236,706	1,385	21,985	712	260,788

Total	$486,857	$2,951	$36,213	$889	$526,910

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, industrial, and agricultural	$223,457	$4,176	$25,490	$201	$253,324
Commercial mortgages	214,098	3,172	24,513	728	242,511

Total	$437,555	$7,348	$50,003	$929	$495,835

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

Holiday’s loan portfolio is summarized as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Consumer	$19,134	$18,176
Residential real estate	1,020	1,056
Less: unearned discount	(3,117)	(2,886)

Total	$17,037	$16,346

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards

Performing	$322,897	$54,060	$3,224	$297,217	$54,547	$3,179
Non-performing	2,303	191	15	1,411	130	27

Total	$325,200	$54,251	$3,239	$298,628	$54,677	$3,206

6.    DEPOSITS

Total deposits at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Percentage Change	June 30, 2012	December 31, 2011
Checking, non-interest bearing	6.8%	$163,153	$152,732
Checking, interest bearing	1.4%	310,155	305,960
Savings accounts	20.9%	758,179	627,106
Certificates of deposit	(16.5%)	223,934	268,053

	7.5%	$1,455,421	$1,353,851

7.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2012, 75,500 shares issuable pursuant to outstanding stock options under stock compensation plans were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. For the three and six months ended June 30, 2011, 84,250 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income per consolidated statements of income	$4,336	$3,891	$8,683	$7,168
Net earnings allocated to participating securities	(17)	(12)	(33)	(23)

Net earnings allocated to common stock	$4,319	$3,879	$8,650	$7,145

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,044	$2,021	$4,084	$4,038
Undistributed earnings allocated to common stock	2,275	1,858	4,565	3,107

Net earnings allocated to common stock	$4,319	$3,879	$8,649	$7,145

Weighted average common shares outstanding, including shares considered participating securities	12,440	12,291	12,421	12,277
Less: Average participating securities	(46)	(36)	(43)	(37)

Weighted average shares	12,394	12,255	12,378	12,240

Basic earnings per common share	$0.35	$0.32	$0.70	$0.58

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,319	$3,879	$8,650	$7,145

Weighted average common shares outstanding for basic earnings per common share	12,394	12,255	12,378	12,240
Add: Dilutive effects of assumed exercises of stock options	3	6	3	7

Weighted average shares and dilutive potential common shares	12,397	12,261	12,381	12,247

Diluted earnings per common share	$0.35	$0.32	$0.70	$0.58

8.    DERIVATIVE INSTRUMENTS

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At June 30, 2012, the variable rate on the subordinated debt was 2.02% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

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

As of June 30, 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Liability Derivative
		Fair value
	Balance Sheet Location	June 30, 2012	December 31, 2011
As of June 30, 2012:
Interest rate contracts	Accrued interest and other liabilities	($1,779)	($1,669)

For the Three Months Ended June 30, 2012	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($135)	Interest expense – subordinated debentures	($98)	Other income	0

For the Six Months Ended June 30, 2012	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($72)	Interest expense – subordinated debentures	($192)	Other income	0

For the Three Months Ended June 30, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($145)	Interest expense – subordinated debentures	($101)	Other income	$0

For the Six Months Ended June 30, 2011	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($78)	Interest expense – subordinated debentures	($201)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $372.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

GENERAL OVERVIEW

The Bank expanded its ERIEBANK division by opening a full service office in Meadville, Pennsylvania in the second quarter of 2010, and the Corporation has obtained regulatory approval for a second Meadville location that is expected to open in the third quarter of 2012. In addition, a CNB Bank loan production office was opened in Indiana, Pennsylvania in the third quarter of 2011. A CNB Bank loan production office in Johnstown, Pennsylvania was closed in the third quarter of 2011. The Corporation is opening a ninth office for Holiday Financial Services Corporation in Dubois, Pennsylvania, in the third quarter of 2012. The Corporation also anticipates the purchase of a consumer discount company in Ebensburg, Pennsylvania during the third quarter of 2012, resulting in the acquisition of a loan portfolio of approximately $1 million with a purchase premium of $200 thousand. The Corporation will operate the acquired location as its tenth Holiday Financial Service Corporation office.

Management believes that the Corporation’s ERIEBANK division, along with the traditional CNB Bank and Holiday Financial Services Corporation market areas, should provide the Bank with sustained loan and deposit growth during the remainder of 2012. Loan growth and deposit growth were $57 million and $101 million, respectively, during the six months ended June 30, 2012.

Management concentrates on return on average equity and earnings per share metrics, plus other metrics, to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. Some compression of the net interest margin was experienced in 2011 and the net interest margin has decreased 8 basis points in the first six months of 2012 as a result of the current interest rate environment. During the past several years, measures have been taken such as instituting rate floors on our commercial lines of credit and home equity lines as a result of the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR. In addition, interest rates were decreased on certain deposit products during 2011 and the first six months of 2012. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2012 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2012.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $24.2 million at June 30, 2012 compared to $39.7 million at December 31, 2011. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $77.7 million or 12.1% since December 31, 2011. The increase is primarily due to the purchases of residential mortgage and asset backed securities issued by government sponsored entities and resulted from deposit growth not reinvested in loans. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $56.9 million, or 6.7%, during the first six months of 2012. Lending efforts are focused in the west, central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2012.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Six months ending June 30, 2012	Year ending December 31, 2011	Six months ending June 30, 2011

Balance at beginning of period	$12,615	$10,820	$10,820
Charge-offs:
Commercial, industrial, and agricultural	647	1,796	215
Commercial mortgages	236	175	88
Residential real estate	224	217	77
Consumer	638	907	462
Credit cards	33	39	25
Overdrafts	117	222	115

	1,895	3,356	982

Recoveries:
Commercial, industrial, and agricultural	8	9	4
Commercial mortgages	—	—	—
Residential real estate	—	13	—
Consumer	49	88	45
Credit cards	7	10	5
Overdraft deposit accounts	56	94	54

	120	214	108

Net charge-offs	(1,775)	(3,142)	(874)

Provision for loan losses	2,850	4,937	1,769

Balance at end of period	$13,690	$12,615	$11,715

Loans, net of unearned	$906,767	$849,883	$821,787
Allowance to net loans	1.51%	1.48%	1.43%
Net charge-offs to average loans (annualized)	0.41%	0.38%	0.22%
Nonperforming assets	$18,519	$17,513	$18,368
Nonperforming % of total assets	1.08%	1.09%	1.23%

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

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the “spread” at the present time, as well as prior periods, management determines the current adequacy of the allowance as well as evaluates trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans.

As mentioned in the Loans section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment within its market areas.

During the six months ended June 30, 2012, the Corporation recorded a provision for loan losses of $2.9 million, as compared to a provision for loan losses of $1.8 million for the six months ended June 30, 2011. The increase was a result of increases in loss reserves, primarily in the commercial loan portfolio. One relationship comprising two commercial loans which became impaired in 2011 necessitated an additional loss reserve of $360 thousand in the first quarter of 2012 as a result of the revision in the valuation estimate of the loan collateral. Charge-offs attributable to this loan relationship totaled $600 thousand during the six months ended June 30, 2012, which was the primary factor in the increase in net loan charge-offs from $874 thousand during the six months ended June 30, 2011 to $1.8 million during the six months ended June 30, 2012.

In May 2012, CNB management determined that one relationship comprising commercial loans totaling $2.4 million and two consumer loans totaling $200 thousand became impaired. As of March 31, 2012, the loan relationship was not deemed to be a criticized or classified loan under applicable regulatory guidelines or CNB’s internal loan policies. CNB charged off the balances of the consumer loans and recorded a specific allocation of $1.1 million for the commercial loans based on CNB’s evaluation of the borrowers’ ability and willingness to repay the loan. As a result, the provision for loan losses during the quarter ended June 30, 2012 increased by $1.3 million. It is possible that further deterioration with respect to the loan relationship may occur in the future.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2012.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $101 million from $1.35 billion at December 31, 2011 to $1.46 billion at June 30, 2012. The growth in deposits was primarily due to increases in savings accounts of $131 million over this period as a result of the Corporation’s marketing of a savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $44 million as customers who previously held certificates of deposit migrated to the savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source when deemed appropriate.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2012. Total shareholders’ equity was $139.6 million at June 30, 2012 and $131.9 million at December 31, 2011. In the first six months of 2012, the Corporation earned $8.7 million and declared dividends of $4.1 million, a dividend payout ratio of 47.2% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Total risk-based capital ratio	15.04%	15.14%
Tier 1 capital ratio	13.79%	13.89%
Leverage ratio	7.90%	8.22%
Tangible common equity/tangible assets (1)	7.53%	7.61%

Book value per share	$11.23	$10.66
Tangible book value per share (1)	10.36	9.78

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

	June 30, 2012	December 31, 2011
Shareholders’ equity	$139,647	$131,889
Less goodwill	10,821	10,821

Tangible common equity	$128,826	$121,068

Total assets	$1,721,020	$1,602,207
Less goodwill	10,821	10,821

Tangible assets	$1,710,199	$1,591,386

Ending shares outstanding	12,440,423	12,377,318

Tangible book value per share	$10.36	$9.78
Tangible common equity/tangible assets	7.53%	7.61%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2012 (in thousands):

Commitments to extend credit	$231,537
Standby letters of credit	22,008

$253,545

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2012			June 30, 2011
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.

ASSETS:
Interest-bearing deposits with other banks	$3,920	0.05%	$—	$15,741	1.04%	$82

Securities:
Taxable (1)	599,088	2.59%	7,575	462,710	3.00%	6,951
Tax-Exempt (1,2)	111,607	5.00%	2,641	79,828	5.17%	2,057
Equity Securities (1,2)	2,541	3.31%	42	1,666	2.43%	20

Total securities	713,236	2.96%	10,258	544,204	3.32%	9,028

Loans:
Commercial (2)	293,703	5.01%	7,359	277,139	5.21%	7,214
Mortgage (2)	527,499	5.42%	14,299	474,594	5.72%	13,582
Consumer	51,110	12.77%	3,264	49,757	12.69%	3,157

Total loans (3)	872,312	5.71%	24,922	801,490	5.98%	23,953

Total earning assets	1,589,468	4.48%	$35,180	1,361,435	4.86%	$33,063

Non interest-bearing assets:
Cash and due from banks	27,911			33,408
Premises and equipment	24,043			24,420
Other assets	55,130			58,049
Allowance for loan losses	(13,049)			(11,332)

Total non interest-bearing assets	94,035			104,545

TOTAL ASSETS	$1,683,503			$1,465,980

LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand – interest-bearing	$300,482	0.54%	809	$288,874	0.83%	1,202
Savings	713,618	0.91%	3,246	434,867	1.15%	2,503
Time	241,423	1.69%	2,040	354,966	1.82%	3,231

Total interest-bearing deposits	1,255,523	0.97%	6,095	1,078,707	1.29%	6,936

Short-term borrowings	12,539	0.11%	7	16,975	0.31%	26
Long-term borrowings	74,410	4.24%	1,577	73,971	4.19%	1,551
Subordinated debentures	20,620	3.89%	401	20,620	3.75%	387

Total interest-bearing liabilities	1,363,092	1.19%	$8,080	1,190,273	1.50%	$8,900

Demand – non interest-bearing	161,363			145,661
Other liabilities	22,298			14,804

Total liabilities	1,546,753			1,350,738

Shareholders’ equity	136,750			115,242

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,683,503			$1,465,980

Interest income/Earning assets		4.48%	$35,180		4.86%	$33,063
Interest expense/Interest-bearing liabilities		1.19%	8,080		1.50%	8,900

Net interest spread		3.29%	$27,100		3.36%	$24,163

Interest income/Earning assets		4.48%	35,180		4.86%	33,063
Interest expense/Earning assets		1.01%	8,080		1.31%	8,900

Net interest margin		3.47%	$27,100		3.55%	$24,163

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.3 million in the second quarter of 2012 compared to $3.9 million for the same period of 2011. The earnings per diluted share were $0.35 in the second quarter of 2012 and $0.32 in the second quarter of 2011.

INTEREST INCOME AND EXPENSE

Net interest income totaled $13.3 million, an increase of $1.4 million, or 11.4%, over the second quarter of 2011. Total interest and dividend income increased by $79 thousand, or 4.8%, as compared to the second quarter of 2011. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $572 thousand, or 12.7%, as compared to the second quarter of 2011 due to decreases in the cost of core deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.7 million in the second quarter of 2012 compared to $992 thousand in the second quarter of 2011. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation increased its loan loss reserves in the commercial loan portfolio during the second quarter of 2012. In addition, total net loan chargeoffs were $1.1 million in the second quarter of 2012 compared to $501 thousand in the second quarter of 2011.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2012.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $2.7 million for the three months ended June 30, 2012, compared to $2.6 million for the three months ended June 30, 2011. Net realized gains on available-for-sale securities were $731 thousand during the three months ended June 30, 2012, and there were no net realized gains or losses during the three months ended June 30, 2011. Net realized and unrealized losses on securities for which fair value accounting was elected were ($140) thousand and ($16) thousand during the three months ended June 30, 2012 and 2011, respectively.

NON-INTEREST EXPENSES

Total non-interest expenses increased $692 thousand, or 8.5%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Salaries and benefits expenses increased $422 thousand, or 10.1%, during the three months ended June 30, 2012 compared to the three months ended March 31, 2011, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.19% for the three months ended June 30, 2011 to 2.06% for the three months ended June 30, 2012.

INCOME TAX EXPENSE

Income tax expense was $1.6 million in the second quarter of 2012 as compared to $1.5 million in the second quarter of 2011, resulting in effective tax rates of 27.2% and 27.9% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

Six Months Ended June 30, 2012 and 2011

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $8.7 million for the six months ended June 30, 2012 compared to $7.2 million for the same period of 2011. The earnings per diluted share was $0.70 for the six months ended June 30, 2012 and $0.58 for the six months ended June 30, 2011. The return on assets and return on equity for the six months ended June 30, 2012 are 1.03% and 12.70%, respectively, compared to 0.98% and 12.44%, respectively, for the same period of 2011.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2012, net interest income increased $2.7 million, or 11.8%, compared to the comparable period in 2011. The Corporation’s net interest margin on a fully tax equivalent basis was 3.47% for the six months ended June 30, 2012, compared to 3.55% for the comparable period in 2011.

Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. During the six months ended June 30, 2012, total interest expense decreased $820 thousand, or 9.2%, as compared to the comparable period in 2011 due to decreases in the cost of core deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $2.9 million during the six months ended June 30, 2012 compared to $1.8 million for the comparable period of 2011. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation increased its loan loss reserves in the commercial loan portfolio during the first six months of 2012. In addition, total net loan chargeoffs were $1.8 million in the first six months of 2012 compared to $874 thousand for the comparable period of 2011.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2012.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $5.2 million for the six months ended June 30, 2012, compared to $5.0 million for the six months ended June 30, 2011. Net realized gains on available-for-sale securities were $1.3 million during the six months ended June 30, 2012, compared to $74 thousand during the six months ended June 30, 2011. Net realized and unrealized gains on securities for which fair value accounting was elected were $180 thousand and $97 thousand during the six months ended June 30, 2012 and 2011, respectively. An other-than-temporary impairment charge of $398 thousand was recorded in earnings on structured pooled trust preferred securities during the six months ended June 30, 2011.

NON-INTEREST EXPENSES

Total non-interest expenses increased $1.4 million, or 8.6%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Salaries and benefits expenses increased $904 thousand, or 10.7%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. In addition, other non-interest expenses increased from $5.0 million for the six months ended June 30, 2011 to $5.7 million for the six months ended June, 2012 as a result of the Corporation’s continued growth.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.24% for the six months ended June 30, 2011 to 2.12% for the six months ended June 30, 2012.

INCOME TAX EXPENSE

Income tax expense was $3.3 million for the six months ended June 30, 2012 as compared to $2.6 million for the six months ended June 30 2011, resulting in effective tax rates of 27.2% and 27.0% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Corporation’s primary source of market risk is interest rate risk, which is the exposure to fluctuations in the Corporation’s future earnings resulting from changes in interest rates. This exposure is correlated to the repricing characteristics of the Corporation’s portfolio of assets and liabilities. Each asset or liability reprices either at maturity or during the life of the instrument.

The principal purpose of asset/liability management is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Net interest income is enhanced by increasing the net interest margin and by the growth in earning assets. As a result, the primary goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

The Corporation uses an asset-liability management model to measure the effect of interest rate changes on its net interest income. The Corporation’s management also reviews asset-liability maturity gap and repricing analyses regularly. The Corporation does not always attempt to achieve a precise match between interest sensitive assets and liabilities because it believes that an actively managed amount of interest rate risk is inherent and appropriate in the management of the Corporation’s profitability.

Asset-liability modeling techniques and simulation involve assumptions and estimates that inherently cannot be measured with precision. Key assumptions in these analyses include maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturing deposit sensitivity, and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude, and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Corporation’s interest rate risk position over time.

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2012 and December 31, 2011, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

June 30, 2012		December 31, 2011
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	2.9%	400	-2.3%
300	3.7%	300	-0.1%
100	3.1%	100	1.5%
(100)	-1.8%	(100)	-5.5%

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the 2011 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION (Registrant)

DATE: August 9, 2012	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director (Principal Executive Officer)

DATE: August 9, 2012	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.