Form 10-Q
period 2012-09-30
CNB FINANCIAL CORP/PA
filed 2012-11-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the issuer’s common stock as of November 5, 2012

COMMON STOCK NO PAR VALUE PER SHARE: 12,474,024 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$29,121	$36,032
Interest bearing deposits with other banks	3,825	3,671

Total cash and cash equivalents	32,946	39,703

Interest bearing time deposits with other banks	225	224
Securities available for sale	719,284	638,107
Trading securities	3,620	3,233
Loans held for sale	3,847	1,442
Loans	913,614	852,769
Less: unearned discount	(3,397)	(2,886)
Less: allowance for loan losses	(13,649)	(12,615)

Net loans	896,568	837,268
FHLB and other equity interests	6,755	6,537
Premises and equipment, net	24,342	24,004
Bank owned life insurance	27,424	25,672
Mortgage servicing rights	782	906
Goodwill	10,946	10,821
Accrued interest receivable and other assets	14,458	14,290

TOTAL	$1,741,197	$1,602,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$168,888	$152,732
Interest bearing deposits	1,311,382	1,201,119

Total deposits	1,480,270	1,353,851

FHLB and other borrowings	74,336	74,456
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	22,280	21,391

Total liabilities	1,597,506	1,470,318

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,150	44,350
Retained earnings	87,128	80,038
Treasury stock, at cost (129,232 shares at September 30, 2012 and 222,285 shares at December 31, 2011)	(1,828)	(3,260)
Accumulated other comprehensive income	14,241	10,761

Total shareholders’ equity	143,691	131,889

TOTAL	$1,741,197	$1,602,207

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended September 30,
	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,574	$12,344
Deposits with banks	0	20
Securities:
Taxable	3,651	3,689
Tax-exempt	892	732
Dividends	16	8

Total interest and dividend income	17,133	16,793

INTEREST EXPENSE:
Deposits	2,424	3,424
Borrowed funds	834	796
Subordinated debentures	205	195

Total interest expense	3,463	4,415

NET INTEREST INCOME	13,670	12,378
PROVISION FOR LOAN LOSSES	1,188	904

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,482	11,474

NON-INTEREST INCOME:
Wealth and asset management fees	498	415
Service charges on deposit accounts	1,049	1,097
Other service charges and fees	467	433
Net realized and unrealized gains (losses) on securities for which fair value was elected	275	(313)
Mortgage banking	225	172
Bank owned life insurance	229	213
Other	233	361

	2,976	2,378

Total other-than-temporary impairment losses on available-for-sale securities	0	0
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	0	0
Net realized gains on available-for-sale securities	103	84

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	103	84

Total non-interest income	3,079	2,462

NON-INTEREST EXPENSES:
Salaries and benefits	4,831	4,402
Net occupancy expense of premises	1,138	1,076
FDIC insurance premiums	283	240
Other	2,956	2,592

Total non-interest expenses	9,208	8,310

INCOME BEFORE INCOME TAXES	6,353	5,626
INCOME TAX EXPENSE	1,790	1,559

NET INCOME	$4,563	$4,067

EARNINGS PER SHARE:
Basic	$0.37	$0.33
Diluted	$0.37	$0.33

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended September 30,
	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans including fees	$37,223	$36,011
Deposits with banks	0	102
Securities:
Taxable	11,226	10,640
Tax-exempt	2,668	2,128
Dividends	47	23

Total interest and dividend income	51,164	48,904

INTEREST EXPENSE:
Deposits	8,519	10,360
Borrowed funds	2,418	2,373
Subordinated debentures	606	582

Total interest expense	11,543	13,315

NET INTEREST INCOME	39,621	35,589
PROVISION FOR LOAN LOSSES	4,038	2,673

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,583	32,916

NON-INTEREST INCOME:
Wealth and asset management fees	1,311	1,225
Service charges on deposit accounts	3,020	3,129
Other service charges and fees	1,367	1,201
Net realized and unrealized gains (losses) on securities for which fair value was elected	455	(216)
Mortgage banking	686	506
Bank owned life insurance	752	674
Other	767	986

	8,358	7,505

Total other-than-temporary impairment losses on available-for-sale securities	0	(398)
Less portion of loss recognized in other comprehensive income	0	0

Net impairment losses recognized in earnings	0	(398)
Net realized gains on available-for-sale securities	1,400	158

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	1,400	(240)

Total non-interest income	9,758	7,265

NON-INTEREST EXPENSES:
Salaries and benefits	14,175	12,842
Net occupancy expense of premises	3,394	3,378
FDIC insurance premiums	816	969
Other	8,670	7,553

Total non-interest expenses	27,055	24,742

INCOME BEFORE INCOME TAXES	18,286	15,439
INCOME TAX EXPENSE	5,040	4,204

NET INCOME	$13,246	$11,235

EARNINGS PER SHARE:
Basic	$1.07	$0.91
Diluted	$1.06	$0.91

DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
NET INCOME	$4,563	$4,067	$13,246	$11,235

Other comprehensive income, net of tax:

Change in fair value of interest rate swap agreements designated as cash flow hedges, net of tax of $24 and $237 for the three months ended September 30, 2012 and 2011, and $62 and $279 for the nine months ended September 30, 2012 and 2011	(44)	(440)	(116)	(519)

Net change in unrealized gains (losses) on securities available for sale:

Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:

Unrealized gains (losses) arising during the period, net of tax of $49 for the three months ended September 30, 2011, and ($7) and $17 for the nine months ended September 30, 2012 and 2011	0	(91)	13	(31)

Reclassification adjustment for losses included in net income, net of tax of ($139) for the nine months ended September 30, 2011	0	0	0	259

	0	(91)	13	228

Unrealized gains on other securities available for sale:

Unrealized gains arising during the period, net of tax of ($611) and ($3,441) for the three months ended September 30, 2012 and 2011, and ($2,419) and ($7,998) for the nine months ended September 30, 2012 and 2011	1,134	6,391	4,493	14,854

Reclassification adjustment for accumulated gains included in net income, net of tax of $36 and $29 for the three months ended ended September 30, 2012 and 2011, and $490 and $55 for the nine months ended September 30, 2012 and 2011	(67)	(55)	(910)	(103)

	1,067	6,336	3,583	14,751

Other comprehensive income	1,023	5,805	3,480	14,460

COMPREHENSIVE INCOME	$5,586	$9,872	$16,726	$25,695

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,246	$11,235
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	4,038	2,673
Depreciation and amortization of premises and equipment	1,582	1,539
Securities amortization and accretion and deferred loan fees and costs	3,353	1,898
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	(1,400)	240
Net realized and unrealized (gains) losses on securities for which fair value was elected	(455)	216
Proceeds from sale of securities for which fair value was elected	2,625	170
Purchase of securities for which fair value was elected	(2,699)	(899)
Gain on sale of loans	(640)	(424)
Net gains on dispositions of premises and equipment and foreclosed assets	(120)	(102)
Proceeds from sale of loans	21,674	14,735
Origination of loans held for sale	(23,524)	(11,109)
Income on bank owned life insurance	(752)	(674)
Stock-based compensation expense	205	164
Contribution of treasury stock	90	90
Changes in:
Accrued interest receivable and other assets	(1,998)	(2,347)
Accrued interest payable and other liabilities	710	4,966

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,935	22,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing time deposits with other banks	(1)	2,593
Proceeds from maturities, prepayments and calls of securities	82,288	75,791
Proceeds from sales of securities	92,707	43,763
Purchase of securities	(252,561)	(190,487)
Loan origination and payments, net	(62,860)	(42,318)
Purchase of bank owned life insurance	(1,000)	(5,000)
Acquisition of consumer discount company	(1,248)	0
Purchase of FHLB and other equity interests	(218)	(179)
Purchase of premises and equipment	(1,711)	(1,483)
Proceeds from the sale of premises and equipment and foreclosed assets	867	245

NET CASH USED IN INVESTING ACTIVITIES	(143,737)	(117,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	174,031	215,087
Certificates of deposit	(47,612)	(80,393)
Proceeds from sale of treasury stock	528	922
Proceeds from exercise of stock options	374	0
Cash dividends paid	(6,156)	(6,085)
Proceeds from long-term borrowings	0	350
Repayment of long-term borrowings	(120)	(95)
Net change in short-term borrowings	0	(31,338)

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,045	98,448

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,757)	3,744

CASH AND CASH EQUIVALENTS, Beginning	39,703	37,432

CASH AND CASH EQUIVALENTS, Ending	$32,946	$41,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,807	$13,626
Income taxes	$5,418	$3,317

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$680	$93
Grant of restricted stock awards from treasury stock	$419	$266

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2012 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2011 (the “2011 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data.

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

At September 30, 2012, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three or nine month periods ended September 30, 2012. At September 30, 2012 and December 31, 2011, the Corporation had 79,250 and 107,375 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $73 and $205 for the three and nine months ended September 30, 2012, and $62 and $164 for the three and nine months ended September 30, 2011. As of September 30, 2012, there was $608 of total unrecognized compensation cost related to nonvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended September 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	52,829	$15.39
Granted	0	0
Vested	200	15.29
Forfeited	0	0

Nonvested at end of period	52,629	$15.39

A summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	35,613	$15.08
Granted	26,900	15.57
Vested	(9,884)	14.78
Forfeited	0	0

Nonvested at end of period	52,629	$15.39

3.	FAIR VALUE

Fair Value Option

Management elected to adopt the fair value option for its investment in certain securities that are traded frequently and do not meet the criteria to be classified as available for sale or held to maturity. With limited exceptions, these securities are common stocks or mutual funds that are classified as Level 1 in the fair value hierarchy.

Fair value changes attributable to unrealized gains that were included in earnings for the three and nine months ended September 30, 2012 were $213 and $237, respectively. Fair value changes attributable to unrealized losses that were included in earnings for the three and nine months ended September 30, 2011 were ($313) and ($226), respectively. Realized gains on the sale of securities for which the fair value option was elected were $62 and $218 during the three and nine months ended September 30, 2012. Realized gains on the sale of securities for which the fair value option was elected were $0 and $10 during the three and nine months ended September 30, 2011.

Dividend income is recorded based on cash dividends and comprises the “Dividends” line item in the accompanying consolidated statement of income. Dividend income was $16 and $47 for the three and nine months ended September 30, 2012 and $8 and $23 for the three and nine months ended September 30, 2011.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals prepared by third-parties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also adjusts appraised values based on the length of time that has passed since the appraisal date and other factors. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$5,050	$0	$5,050	$0
U.S. Government sponsored entities	119,753	0	119,753	0
States and political subdivisions	172,238	0	172,238	0
Residential mortgage and asset backed	357,804	3,560	354,244	0
Commercial mortgage and asset backed	1,947	0	1,947	0
Corporate notes and bonds	14,519	0	12,534	1,985
Pooled trust preferred	360	0	0	360
Pooled SBA	46,061	46,061	0	0
Other securities	1,552	1,552	0	0

Total Securities Available For Sale	$719,284	$51,173	$665,766	$2,345

Trading Securities:
Equity securities – financial services	$555	$555	$0	$0
Equity securities – industrials	541	541	0	0
Equity securities – health care	433	433	0	0
Certificates of deposit	407	407	0	0
Equity securities – energy	317	317	0	0
International mutual funds	267	267	0	0
Equity securities – materials	184	184	0	0
Large cap growth mutual funds	157	157	0	0
Equity securities – consumer staples	132	132	0	0
Large cap value mutual funds	106	106	0	0
Corporate notes and bonds	102	0	102	0
Money market mutual funds	96	96	0	0
Equity securities – technology	92	92	0	0
Real estate investment trust mutual funds	66	66	0	0
U.S. Government sponsored entities	58	0	58	0
Equity securities – consumer discretionary	54	54	0	0
Small cap mutual funds	27	27	0	0
Mid cap mutual funds	26	26	0	0

Total Trading Securities	$3,620	$3,460	$160	$0

Liabilities:
Interest rate swaps
	$(1,848)	$0	$(1,848)	$0

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,130	$0	$8,130	$0
U.S. Government sponsored entities	107,492	2,000	105,492	0
States and political subdivisions	158,437	4,655	153,782	0
Residential mortgage and asset backed	300,126	8,577	291,549	0
Commercial mortgage and asset backed	2,122	0	2,122	0
Corporate notes and bonds	13,860	0	11,800	2,060
Pooled trust preferred	340	0	0	340
Pooled SBA	46,056	46,056	0	0
Other securities	1,544	1,544	0	0

Total Securities Available For Sale	$638,107	$62,832	$572,875	$2,400

Trading Securities:
Equity securities – financial services	$779	$779	$0	$0
Equity securities – industrials	324	324	0	0
International mutual funds	257	257	0	0
Certificates of deposit	255	255	0	0
Money market mutual funds	241	241	0	0
Equity securities – health care	204	204	0	0
Equity securities - utilities	197	197	0	0
Large cap growth mutual funds	145	145	0	0
Equity securities – consumer staples	145	145	0	0
Equity securities – consumer discretionary	126	126	0	0
Large cap value mutual funds	105	105	0	0
Corporate notes and bonds	100	0	100	0
Equity securities – technology	75	75	0	0
Equity securities – energy	72	72	0	0
Real estate investment trust mutual funds	68	68	0	0
U.S. Government sponsored entities	55	0	55	0
Equity securities – materials	37	37	0	0
Small cap mutual funds	25	25	0	0
Mid cap mutual funds	23	23	0	0

Total Trading Securities	$3,233	$3,078	$155	$0

Liabilities:
Interest rate swaps	$(1,669)	$0	$(1,669)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, July 1, 2012	$2,071	$360
Total gains or (losses):
Included in other comprehensive income (unrealized)	(86)	0

Balance, September 30, 2012	$1,985	$360

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Corporate notes and Bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or (losses):
Included in other comprehensive income (unrealized)	(75)	20

Balance, September 30, 2012	$1,985	$360

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	Pooled trust preferred
Balance, July 1, 2011	$3,988	$1,860	$1,362
Transfers out of Level 3 (a) (b)	(3,988)	0	0
Total gains or losses:
included in other comprehensive income (unrealized)	0	0	(130)
Purchases, issuances, sales and settlements	0	0	(5)

Balance, September 30, 2011	$0	$1,860	$1,227

(a)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(b)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

	Residential mortgage and asset backed	Corporate notes and bonds	U.S. Gov’t Sponsored Entities	Pooled trust preferred
Balance, January 1, 2011	$2,269	$1,240	$2,000	$1,292
Transfers out of Level 3 (a)(b)	(3,988)	0	(2,000)	0
Total gains or losses:
Included in earnings (realized)	0	0	0	(398)
Included in other comprehensive income (unrealized)	0	620	0	338
Purchases, issuances, sales, and settlements:
Purchases	1,917	0	0	0
Settlements	(198)	0	0	(5)

Balance, September 30, 2011	$0	$1,860	$0	$1,227

(c)	Transferred from Level 3 to Level 2 since observable market data became available to value the security.
(d)	The Corporation’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The unrealized losses reported in earnings for the nine months ended September 30, 2011 for Level 3 assets that are still held at the balance sheet date relate to pooled trust preferred securities deemed to be other-than-temporarily impaired.

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$1,985	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.6%

Pooled trust preferred	$360	Discounted cash flow	Collateral default rate Discount rate Recovery probability	2% annually for 2 years; 0.36% thereafter 17% 10%, lagged 2 years

The significant unobservable inputs used in the fair value measurement of the Corporation’s corporate notes and bonds are prepayment rates, probability of default, and discount rate. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly reduced/increased fair value measurement. The significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, discount rate, and recovery probability. Prepayment rates are also estimated for pooled trust preferred securities and vary depending on the asset size of the company that issued the security and whether the issue is fixed rate or variable rate; however, the overall effect of prepayment rates on fair value is not material. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the three months ended September 30, 2012 residential mortgage and asset backed securities totaling $3,148 that were reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category. There were no transfers of securities from Level 1 to Level 2 during the three months ended September 30, 2011.

During the nine months ended September 30, 2012 and 2011, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2012	2011
U.S. Government sponsored entities	$2,000	$2,000
States and political subdivisions	4,655	4,750
Residential mortgage and asset backed	8,577	20,405

Total	$15,232	$27,155

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. During the nine months ended September 30, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. There were no transfers of securities from the Level 2 category to the Level 1 category during the three months ended September 30, 2011. There were no transfers of securities from the Level 2 category to the Level 1 category during the three and nine months ended September 30, 2012. The Corporation’s policy for determining when a transfer between the Level 1 and Level 2 categories has occurred is to monitor and report such transfers as of each quarterly reporting period.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,327	$0	$0	$8,327
Commercial, industrial, and agricultural	3,945	0	0	3,945
Residential real estate	419	0	0	419

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,219	$0	$0	$7,219
Commercial, industrial, and agricultural	3,190	0	0	3,190
Residential real estate	105	0	0	105

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $14,678 with a valuation allowance of $1,987 as of September 30, 2012, resulting in an additional provision for loan losses of $756 and $1,544 for the corresponding three and nine months then ended. Impaired loans had a principal balance of $22,384 with a valuation allowance of $1,493 as of December 31, 2011, and an additional provision for loan losses of $530 and $782 was recorded for the three and nine months ended September 30, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$8,327	Sales comparison approach	Negative adjustment for changes in market conditions since appraisal	0% - 65% (17%)

Impaired loans – commercial, industrial, and agricultural	3,945	Income approach	Negative adjustment for changes in net operating income expectations since appraisal	14% - 65% (21%)

Impaired loans – residential real estate	419	Sales comparison approach	Negative adjustment for changes in market conditions since appraisal	10% -15% (11%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$32,946	$32,946	$0	$0	$32,946
Interest bearing time deposits with other banks	225	0	225	0	225
Securities available for sale	719,284	51,173	665,766	2,345	719,284
Trading securities	3,620	3,460	160	0	3,620
Loans held for sale	3,847	0	3,938	0	3,938
Net loans	896,568	0	0	922,833	922,833
FHLB and other equity interests	6,755	N/A	N/A	N/A	N/A
Accrued interest receivable	7,357	288	3,753	3,316	7,357

LIABILITIES
Deposits	$(1,480,270)	$(1,259,828)	$(223,935)	$0	$(1,483,763)
FHLB and other borrowings	(74,336)	0	(77,364)	0	(77,364)
Subordinated debentures	(20,620)	0	0	(11,049)	(11,049)
Interest rate swaps	(1,848)	0	(1,848)	0	(1,848)
Accrued interest payable	(1,041)	(291)	(732)	(18)	(1,041)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2011:

	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$39,703	$39,703
Interest bearing time deposits with other banks	224	229
Securities available for sale	638,107	638,107
Trading securities	3,233	3,233
Loans held for sale	1,442	1,470
Net loans	837,268	862,389
FHLB and other equity interests	6,537	N/A
Accrued interest receivable	6,567	6,567

LIABILITIES
Deposits	$(1,353,851)	$(1,357,415)
FHLB and other borrowings	(74,456)	(83,042)
Subordinated debentures	(20,620)	(10,906)
Interest rate swaps	(1,669)	(1,669)
Accrued interest payable	(1,308)	(1,308)

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

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures. Also, non-financial assets such as, among other things, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet, may have value but are not included in the fair value disclosures.

4.	SECURITIES

Securities available for sale at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012				December 31, 2011
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$5,025	$25	$0	$5,050	$8,064	$66	$0	$8,130
U.S. Gov’t sponsored entities	113,591	6,163	(1)	119,753	102,258	5,249	(15)	107,492
State & political subdivisions	161,138	11,135	(35)	172,238	149,685	8,844	(92)	158,437
Residential mortgage & asset backed	349,141	9,234	(571)	357,804	292,297	8,043	(214)	300,126
Commercial mortgage & asset backed	1,875	72	0	1,947	2,077	45	0	2,122
Corporate notes & bonds	17,366	40	(2,887)	14,519	17,358	50	(3,548)	13,860
Pooled trust preferred	800	0	(440)	360	800	0	(460)	340
Pooled SBA	44,097	1,964	0	46,061	44,851	1,282	(77)	46,056
Other securities	1,521	31	0	1,552	1,521	23	0	1,544

Total	$694,554	$28,664	$(3,934)	$719,284	$618,911	$23,602	$(4,406)	$638,107

At September 30, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Corporate equity securities	$2,308	$1,959
Certificates of deposit	407	255
International mutual funds	267	257
Large cap growth mutual funds	157	145
Large cap value mutual funds	106	105
Corporate notes and bonds	102	100
Money market mutual funds	96	241
Real estate investment trust mutual funds	66	68
U.S. Government sponsored entities	58	55
Small cap mutual funds	27	25
Mid cap mutual funds	26	23

Total	$3,620	$3,233

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2012

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	3,091	(1)	0	0	3,091	(1)
State & political subdivisions	4,870	(35)	0	0	4,870	(35)
Residential mortgage & asset backed	57,167	(556)	1,181	(15)	58,348	(571)
Commercial mortgage & asset backed	0	0	0	0	0	0
Corporate notes & bonds	0	0	13,632	(2,887)	13,632	(2,887)
Pooled trust preferred	0	0	360	(440)	360	(440)
Pooled SBA	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

	$65,128	$(592)	$15,173	$(3,342)	$80,301	$(3,934)

December 31, 2011

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	7,671	(15)	0	0	7,671	(15)
State & political subdivisions	5,314	(92)	0	0	5,314	(92)
Residential mortgage & asset backed	36,626	(162)	9,485	(52)	46,111	(214)
Commercial mortgage & asset backed	0	0	0	0	0	0
Corporate notes & bonds	2,860	(139)	8,841	(3,409)	11,701	(3,548)
Pooled trust preferred	0	0	340	(460)	340	(460)
Pooled SBA	8,139	(77)	0	0	8,139	(77)
Other securities	0	0	0	0	0	0

	$60,610	$(485)	$18,666	$(3,921)	$79,276	$(4,406)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2012, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $360. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three and nine months ended September 30, 2012, no other-than-temporary impairment was required to be realized in earnings. For the three and nine months ended September 30, 2011, other-than-temporary impairment of $0 and $398, respectively, was realized in earnings. At September 30, 2012 and December 31, 2011, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2012 is as follows:

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

As of September 30, 2012 and December 31, 2011, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

•	There is no indication of any significant deterioration of the creditworthiness of the institutions that issued the securities.

•	The unrealized losses are predominantly attributable to the generally stressed condition of the financial services industry.

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2012	$4,090	$103	$0
Nine months ended September 30, 2012	92,707	1,549	(149)
Three months ended September 30, 2011	20,153	109	(25)
Nine months ended September 30, 2011	43,763	255	(97)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2012:

	Amortized Cost	Fair Value
1 year or less	$19,219	$19,390
1 year – 5 years	83,538	86,308
5 years – 10 years	141,782	152,522
After 10 years	97,478	99,761

	342,017	357,981
Residential mortgage & asset backed securities	349,141	357,804
Commercial mortgage & asset backed securities	1,875	1,947

Total debt securities	$693,033	$717,732

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2012 and December 31, 2011, securities carried at $242,884 and $264,166, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
Commercial, industrial, and agricultural	$259,906	$253,324
Commercial mortgages	257,031	242,511
Residential real estate	335,796	298,628
Consumer	55,979	53,471
Credit cards	4,572	4,412
Overdrafts	330	423
Less: unearned discount	(3,397)	(2,886)
allowance for loan losses	(13,649)	(12,615)

Loans, net	$896,568	$837,268

At September 30, 2012 and December 31, 2011, net unamortized loan costs and fees of $206 and ($7), respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three months ended September 30, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2012	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690
Charge-offs	(751)	(165)	(7)	(252)	(22)	(80)	(1,277)
Recoveries	6	0	1	18	1	22	48
Provision (benefit) for loan losses	103	504	113	372	19	77	1,188

Allowance for loan losses, September 30, 2012	$4,473	$4,892	$2,332	$1,706	$79	$167	$13,649

Transactions in the allowance for loan losses for the nine months ended September 30, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(1,398)	(401)	(231)	(890)	(55)	(197)	(3,172)
Recoveries	14	0	1	67	8	78	168
Provision for loan losses	1,346	823	571	1,125	55	118	4,038

Allowance for loan losses, September 30, 2012	$4,473	$4,892	$2,332	$1,706	$79	$167	$13,649

Transactions in the allowance for loan losses for the three months ended September 30, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2011	$3,770	$4,399	$1,900	$1,400	$104	$142	$11,715
Charge-offs	(84)	(12)	(55)	(221)	(12)	(50)	(434)
Recoveries	3	—	12	31	3	18	67
Provision (benefit) for loan losses	33	467	154	202	2	46	904

Allowance for loan losses, September 30, 2011	$3,722	$4,854	$2,011	$1,412	$97	$156	$12,252

Transactions in the allowance for loan losses for the nine months ended September 30, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(299)	(100)	(132)	(683)	(37)	(165)	(1,416)
Recoveries	7	—	12	76	8	72	175
Provision (benefit) for loan losses	497	1,443	215	458	30	30	2,673

Allowance for loan losses, September 30, 2011	$3,722	$4,854	$2,011	$1,412	$97	$156	$12,252

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2012 and December 31, 2011:

September 30, 2012

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$498	$229	$68	$0	$0	$0	$795
Collectively evaluated for impairment	3,975	3,392	2,264	1,706	79	167	11,583
Modified in a troubled debt restructuring	0	1,271	0	0	0	0	1,271

Total ending allowance balance	$4,473	$4,892	$2,332	$1,706	$79	$167	$13,649

Loans:
Loans individually evaluated for impairment	$6,927	$7,698	$624	$0	$0	$0	$15,249
Loans collectively evaluated for impairment	252,694	239,235	335,172	55,979	4,572	330	887,982
Loans modified in a troubled debt restructuring	285	10,098	0	0	0	0	10,383

Total ending loans balance	$259,906	$257,031	$335,796	$55,979	$4,572	$330	$913,614

December 31, 2011

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$917	$19	$0	$0	$0	$1,265
Collectively evaluated for impairment	4,182	3,325	1,972	1,404	71	168	11,122
Modified in a troubled debt restructuring	0	228	0	0	0	0	228

Total ending allowance balance	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

Loans:
Loans individually evaluated for impairment	$6,115	$8,457	$124	$0	$0	$0	$14,696
Loans collectively evaluated for impairment	247,209	226,366	298,504	53,471	4,412	423	830,385
Loans modified in a troubled debt restructuring	0	7,688	0	0	0	0	7,688

Total ending loans balance	$253,324	$242,511	$298,628	$53,471	$4,412	$423	$852,769

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

September 30, 2012

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$6,616	$3,752	$498
Commercial mortgage	6,614	6,063	1,500
Residential real estate	551	459	68
With no related allowance recorded:
Commercial, industrial, and agricultural	4,217	3,460	0
Commercial mortgage	13,511	11,733	0
Residential real estate	183	165	0

Total	$31,692	$25,632	$2,066

December 31, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$4,329	$2,815	$462
Commercial mortgage	4,724	4,065	1,012
Residential real estate	187	124	19
With no related allowance recorded:
Commercial, industrial, and agricultural	3,892	3,300	0
Commercial mortgage	13,839	12,080	0
Residential real estate	0	0	0

Total	$26,971	$22,384	$1,493

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,140	$0	$0	$3,406	$3	$3
Commercial mortgage	6,180	3	3	5,549	3	3
Residential real estate	476	3	3	322	11	11
With no related allowance recorded:
Commercial, industrial, and agricultural	3,506	0	0	3,459	0	0
Commercial mortgage	11,971	0	0	12,016	0	0
Residential real estate	151	0	0	75	0	0

Total	$26,424	$6	$6	$24,827	$17	$17

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,097	$0	$0	$1,330	$0	$0
Commercial mortgage	6,554	0	0	8,050	16	16
Residential real estate	175	3	3	193	3	3
With no related allowance recorded:
Commercial, industrial, and agricultural	1,525	0	0	1,738	0	0
Commercial mortgage	7,831	0	0	4,275	0	0
Residential real estate	0	0	0	0	0	0

Total	$17,182	$3	$3	$15,586	$19	$19

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$6,669	$47	$6,949	$10
Commercial mortgages	9,353	0	8,359	122
Residential real estate	2,532	136	1,254	157
Consumer	3	250	5	125
Credit cards	0	21	0	27

Total	$18,557	$454	$16,567	$441

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans. The recorded investment in loans excludes accrued interest and loan origination fees, net due to their insignificance.

September 30, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$396	$87	$6,716	$7,199	$252,707	$259,906
Commercial mortgages	2,093	1,681	7,693	11,467	245,564	257,031
Residential real estate	1,299	383	2,668	4,350	331,446	335,796
Consumer	576	234	253	1,063	54,916	55,979
Credit cards	17	21	21	59	4,513	4,572
Overdrafts	0	0	0	0	330	330

Total	$4,381	$2,406	$17,351	$24,138	$889,476	$913,614

December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$239	$53	$6,959	$7,251	$246,073	$253,324
Commercial mortgages	1,064	2,620	7,043	10,727	231,784	242,511
Residential real estate	1,816	682	1,411	3,909	294,719	298,628
Consumer	392	185	130	707	52,764	53,471
Credit cards	34	19	27	80	4,332	4,412
Overdrafts	0	0	0	0	423	423

Total	$3,545	$3,559	$15,570	$22,674	$830,095	$852,769

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed in the following paragraph, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2012. No principal balances were forgiven in connection with the loan restructurings that are discussed in the following paragraphs.

The Corporation has allocated $712 and $228 of specific reserves to one commercial mortgage customer whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. The interest rate on the original loan was 6.60%. Due to financial difficulties experienced by the customer, the interest rate was reduced to 4.19% in the third quarter of 2010 and further reduced to 4.07% in the third quarter of 2011. In the first quarter of 2012, the customer was granted interest-only terms for six months, and in the third quarter of 2012, the customer defaulted on the loan, resulting in an additional provision for loan losses of $503 for the three and nine months ended September 30, 2012. The loan was placed on nonaccrual status effective September 30, 2012 since collection of principal and interest was considered doubtful. This loan had a total recorded investment of $1,657 and $1,662 as of September 30, 2012 and December 31, 2011, respectively.

The Corporation has allocated $100 of specific reserves to one commercial mortgage customer with two loans whose terms have been modified in a troubled debt restructuring as of September 30, 2012. The interest rates on the original loans were 6.45% and 6.47%. Due to financial difficulties experienced by the customer, the interest rates on both loans were reduced to 5.75% in the first quarter of 2012, and the maturity dates were extended to 2020 and 2024, resulting in an additional provision for loan losses of $101 for the three and nine months ended September 30, 2012. These loans had a total recorded investment of $1,825 as of September 30, 2012. This commercial customer has two additional mortgage loans that were deemed to be impaired as of December 31, 2011 and whose terms were modified in a troubled debt restructuring in the first quarter of 2012. The loan payments were modified to reflect a twenty year amortization with a balloon payment due after five years. These loans had a total recorded investment of $706 and $728 and specific reserves of $459 and $465 as of September 30, 2012 and December 31, 2011, respectively. No additional provision for loan losses was required to be recorded during the three and nine months ended September 30, 2012 in connection with the loan modifications.

The Corporation has a commercial mortgage customer whose loan relationships have interest-only terms that were extended during 2011. The original interest rates on the loans, which were also the market rates of interest at the time of the loan modification, were not reduced; therefore, no additional provision for loan losses was required to be recorded. These loans have a total recorded investment of $4,520 and $4,588 at September 30, 2012 and December 31, 2011, respectively.

In addition, the Corporation has a commercial mortgage customer whose loan relationship was restructured due to the forgiveness of accrued interest and late charges. The original interest rate on the loan, which was also the market rate of interest at the time of the loan modification, was not reduced; therefore, no additional provision for loan losses was required to be recorded. This loan has a recorded investment of $1,390 and $1,438 at September 30, 2012 and December 31, 2011.

The Corporation has a commercial customer with five loans whose terms were modified in a troubled debt restructuring in the first quarter of 2012 due to financial difficulties experienced by the customer. The outstanding balances on the five loans, which ranged in maturity from 2012 to 2014, were combined into one new loan with a five year term. The blended original interest rates on the loans, which were also the market rates of interest at the time of the loan modification, were not reduced; therefore no additional provision for loan losses was required to be recorded. This loan has a total recorded investment of $285 at September 30, 2012.

The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring, and, except as disclosed on the previous page, there have been no payment defaults on loans modified in a troubled debt restructuring.

Credit Quality Indicators

The Corporation classifies commercial, industrial, and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans with an outstanding balance greater than $1 million are analyzed at least semiannually and loans with an outstanding balance of less than $1 million are analyzed at least annually.

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

September 30, 2012

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$239,052	$1,624	$19,067	$163	$259,906
Commercial mortgages	232,522	2,844	20,959	706	257,031

Total	$471,574	$4,468	$40,026	$869	$516,937

December 31, 2011

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$223,457	$4,176	$25,490	$201	$253,324
Commercial mortgages	214,098	3,172	24,513	728	242,511

Total	$437,555	$7,348	$50,003	$929	$495,835

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

Holiday’s loan portfolio is summarized as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Consumer	$21,031	$18,176
Residential real estate	987	1,056
Less: unearned discount	(3,397)	(2,886)

Total	$18,621	$16,346

During the three months ended September 30, 2012, Holiday purchased the loans and other assets of a consumer discount company in Ebensburg, Pennsylvania. The purchase price was $1,248 for the performing loans and customers of the business. The purchase price resulted in Holiday recording a $75 customer relationship intangible asset which is being amortized using the straight-line method over three years. This amount is included in accrued interest receivable and other assets on the consolidated balance sheet. Goodwill of $125 was also recorded in connection with the acquisition. Due to the insignificance of the assets acquired in relation to the consolidated financial statements as a whole, no further business combination disclosures are included in the notes to consolidated financial statements.

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$333,128	$55,726	$4,551	$297,217	$53,341	$4,385
Non-performing	2,668	253	21	1,411	130	27

Total	$335,796	$55,979	$4,572	$298,628	$53,471	$4,412

The Corporation considers all overdraft loans to be performing loans given their short-term duration.

6.	DEPOSITS

Total deposits at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Percentage Change	September 30, 2012	December 31, 2011
Checking, non-interest bearing	10.6%	$168,888	$152,732
Checking, interest bearing	6.2%	325,072	305,960
Savings accounts	22.1%	765,869	627,106
Certificates of deposit	(17.8%)	220,441	268,053

	9.3%	$1,480,270	$1,353,851

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2012, 37,500 shares issuable pursuant to outstanding stock options under stock compensation plans were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. For the three and nine months ended September 30, 2011, 107,375 and 75,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income per consolidated statements of income	$4,563	$4,067	$13,246	$11,235
Net earnings allocated to participating securities	(17)	(12)	(50)	(34)

Net earnings allocated to common stock	$4,546	$4,055	$13,196	$11,201

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,045	$2,025	$6,130	$6,064
Undistributed earnings allocated to common stock	2,501	2,030	7,066	5,137

Net earnings allocated to common stock	$4,546	$4,055	$13,196	$11,201

Weighted average common shares outstanding, including shares considered participating securities	12,448	12,315	12,430	12,290
Less: Average participating securities	(41)	(31)	(42)	(35)

Weighted average shares	12,407	12,284	12,388	12,255

Basic earnings per common share	$0.37	$0.33	$1.07	$0.91

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,546	$4,055	$13,196	$11,201

Weighted average common shares outstanding for basic earnings per common share	12,407	12,284	12,388	12,255
Add: Dilutive effects of assumed exercises of stock options	4	6	4	7

Weighted average shares and dilutive potential common shares	12,411	12,290	12,392	12,262

Diluted earnings per common share	$0.37	$0.33	$1.06	$0.91

8.	DERIVATIVE INSTRUMENTS

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At September 30, 2012, the variable rate on the subordinated debt was 1.94% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

In anticipation of the expiration of the 5 year interest rate swap agreement discussed immediately above, on May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 which, as of that effective date, will hedge $10 million of the subordinated note discussed immediately above. As with the prior interest rate swap agreement, the Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. On the effective date, the variable rate on the subordinated debt will be LIBOR plus 155 basis points and the Corporation will be paying 5.57% (4.02% fixed rate plus 155 basis points).

As of September 30, 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair value
		September 30, 2012	December 31, 2011
As of September 30, 2012
Interest rate contracts	Accrued interest and other liabilities	($1,848)	($1,669)

For the Three Months Ended September 30, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($44)	Interest expense – subordinated debentures	($98)	Other income	0

For the Nine Months Ended September 30, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($116)	Interest expense – subordinated debentures	($290)	Other income	0

For the Three Months Ended September 30, 2011	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($440)	Interest expense – subordinated debentures	($103)	Other income	$0

For the Nine Months Ended September 30, 2011	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($519)	Interest expense – subordinated debentures	($303)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $380.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-4, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Some amendments in this update clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective during interim and annual reporting periods beginning after December 15, 2011. The Corporation complied with the revised disclosure requirements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.” This update amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and retrospective application is required. The Corporation complied with the revised disclosure requirements.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income. As such, the amendments in this update supersede only those paragraphs in Accounting Standards Update No. 2011-05 that pertain to how and where reclassification adjustments are presented. The amendments were effective at the same time as the amendments in Accounting Standards Update 2011-05. The Corporation complied with the revised disclosure requirements.

10.	SUBSEQUENT EVENT

In October 2012, an impaired loan classified as commercial, industrial and agricultural was partially repaid, resulting in an additional chargeoff of $109 and a reduction in nonperforming assets of $1,800. The allowance for loan losses on this impaired loan at September 30, 2012 was $101.

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

GENERAL OVERVIEW

The Bank expanded its ERIEBANK division by opening a second full service office in Meadville, Pennsylvania in the third quarter of 2012. In addition, a CNB Bank loan production office was opened in Indiana, Pennsylvania in the third quarter of 2011. A CNB Bank loan production office in Johnstown, Pennsylvania was closed in the third quarter of 2011. The Corporation also opened a ninth office for Holiday Financial Services Corporation in Dubois, Pennsylvania in the third quarter of 2012. The Corporation also purchased a consumer discount company in Ebensburg, Pennsylvania during the third quarter of 2012, resulting in the acquisition of a loan portfolio of approximately $1 million with a purchase premium of $200 thousand. The Corporation is operating the acquired location as its tenth Holiday Financial Services Corporation office.

Management believes that the Corporation’s ERIEBANK market, along with the traditional CNB Bank and Holiday Financial Services Corporation market areas, should provide the Bank with sustained loan and deposit growth during the remainder of 2012. Loan growth and deposit growth were $60 million and $126 million, respectively, during the nine months ended September 30, 2012.

Management concentrates on return on average equity and earnings per share metrics, plus other metrics, to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. Some compression of the net interest margin was experienced in 2011 and the net interest margin has decreased 10 basis points in the first nine months of 2012 compared to the first nine months of 2011 as a result of the current interest rate environment. During the past several years, in order to address the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2011 and the first nine months of 2012 but maintained deposit growth in 2012 as a result of marketing a savings product which carries a highly competitive annual percentage yield. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2012 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2012.

On July 21, 2010, the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and this law could impact the performance of the Corporation in future periods. The Dodd-Frank Act includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which has now been increased to $250,000. Additional provisions created a Consumer Financial Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Although the aforementioned provisions are only a few of the numerous ones included in the Dodd-Frank Act, the full impact of the entire Dodd-Frank Act will not be known until the full implementation is completed. Management will have to apply resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implantation rules, which may increase our costs of operations and adversely affect our earnings.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $32.9 million at September 30, 2012 compared to $39.7 million at December 31, 2011. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $81.6 million or 12.7% since December 31, 2011. The increase is primarily due to the purchases of residential mortgage and asset backed securities issued by government sponsored entities and resulted from deposit growth not reinvested in loans. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $60.3 million, or 7.1%, during the first nine months of 2012. Lending efforts are focused in the west, central and northwest Pennsylvania markets and consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2012.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ending September 30, 2012	Year ending December 31, 2011	Nine months ending September 30, 2011
Balance at beginning of period	$12,615	$10,820	$10,820
Charge-offs:
Commercial, industrial, and agricultural	1,398	1,796	299
Commercial mortgages	401	175	100
Residential real estate	231	217	132
Consumer	890	907	683
Credit cards	55	39	37
Overdrafts	197	222	165

	3,172	3,356	1,416

Recoveries:
Commercial, industrial, and agricultural	14	9	7
Commercial mortgages	—	—	—
Residential real estate	1	13	12
Consumer	67	88	76
Credit cards	8	10	8
Overdraft deposit accounts	78	94	72

	168	214	175

Net charge-offs	(3,004)	(3,142)	(1,241)

Provision for loan losses	4,038	4,937	2,673

Balance at end of period	$13,649	$12,615	$12,252

Loans, net of unearned	$910,217	$849,883	$835.666
Allowance to net loans	1.50%	1.48%	1.47%
Net charge-offs to average loans (annualized)	0.45%	0.38%	0.20%
Nonperforming assets	$19,502	$17,513	$19,463
Nonperforming % of total assets	1.12%	1.09%	1.26%

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

As mentioned in the Loans section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management recognizes and considers the fact that risk is more pronounced in these types of credits and is, to a greater degree than with other loans, driven by the economic environment in which the debtor’s business operates.

During the nine months ended September 30, 2012, the Corporation recorded a provision for loan losses of $4.0 million, as compared to a provision for loan losses of $2.7 million for the nine months ended September 30, 2011. The increase was a result of increases in loss reserves, primarily in the commercial loan portfolio. One relationship comprising two commercial loans which became impaired in 2011 necessitated an additional loss reserve of $360 thousand in the first quarter of 2012 as a result of the revision in the valuation estimate of the loan collateral. Charge-offs attributable to this loan relationship totaled $600 thousand during the nine months ended September 30, 2012.

In May 2012, CNB management determined that one relationship comprising a commercial loan of $2.4 million and two consumer loans totaling $200 thousand had become impaired. CNB charged off the balances of the consumer loans and recorded a specific allocation of $1.1 million for the commercial loan based on CNB’s evaluation of the borrowers’ ability and willingness to repay the loan. As a result, the provision for loan losses increased by $1.3 million during the nine months ended September 30, 2012. CNB charged off $750 thousand related to the commercial loan in the third quarter of 2012. In September 2012, one relationship comprising two commercial mortgage loans totaling $1.7 million that had previously been modified in a troubled debt restructuring defaulted under its restructured terms, resulting in an increase in the provision for loan losses during the three and nine months ended September 30, 2012 of $503 thousand. It is possible that further deterioration with respect to these loan relationships may occur in the future.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2012.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $126.4 million from $1.35 billion at December 31, 2011 to $1.48 billion at September 30, 2012. The growth in deposits was primarily due to increases in savings accounts of $138.8 million over this period as a result of the Corporation’s marketing of a savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $47.6 million as customers who previously held certificates of deposit migrated to the savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2012. Total shareholders’ equity was $143.7 million at September 30, 2012 and $131.9 million at December 31, 2011. In the first nine months of 2012, the Corporation earned $13.2 million and declared dividends of $6.2 million, a dividend payout ratio of 46.5% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Total risk-based capital ratio	15.36%	15.14%
Tier 1 capital ratio	14.10%	13.89%
Leverage ratio	8.03%	8.22%
Tangible common equity/tangible assets (1)	7.67%	7.61%

Book value per share	$11.52	$10.66
Tangible book value per share (1)	10.64	9.78

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	September 30, 2012	December 31, 2011
Shareholders’ equity	$143,691	$131,889
Less goodwill	10,946	10,821

Tangible common equity	$132,745	$121,068

Total assets	$1,741,197	$1,602,207
Less goodwill	10,946	10,821

Tangible assets	$1,730,251	$1,591,386

Ending shares outstanding	12,470,371	12,377,318

Tangible book value per share	$10.64	$9.78
Tangible common equity/tangible assets	7.67%	7.61%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2012 (in thousands):

Commitments to extend credit	$241,436
Standby letters of credit	22,135

$263,571

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2012			September 30, 2011
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$3,934	0.01%	$—	$14,018	0.97%	$102
Securities:
Taxable (1)	601,280	2.56%	11,226	471,726	3.03%	10,640
Tax-Exempt (1,2)	112,936	4.96%	3,971	82,340	5.22%	3,138
Equity Securities (1,2)	2,710	3.10%	63	1,723	2.42%	31

Total securities	716,926	2.93%	15,260	555,789	3.35%	13,809

Loans:
Commercial (2)	296,040	4.98%	11,050	276,786	5.20%	10,793
Mortgage (2)	539,087	5.36%	21,679	484,936	5.72%	20,816
Consumer	49,819	13.11%	4,897	50,011	12.86%	4,822

Total loans (3)	884,946	5.67%	37,626	811,733	5.98%	36,431

Total earning assets	1,605,806	4.45%	$52,886	1,381,540	4.88%	$50,342

Non interest-bearing assets:
Cash and due from banks	28,525			33,570
Premises and equipment	24,088			24,405
Other assets	55,679			57,111
Allowance for loan losses	(13,252)			(11,570)

Total non interest-bearing assets	95,040			103,516

TOTAL ASSETS	$1,700,846			$1,485,056

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$306,317	0.51%	1,176	$294,054	0.80%	1,761
Savings	730,731	0.81%	4,421	465,215	1.14%	3,971
Time	234,139	1.66%	2,922	335,701	1.84%	4,628

Total interest-bearing deposits	1,271,187	0.89%	8,519	1,094,970	1.26%	10,360
Short-term borrowings	9,924	0.16%	12	12,671	0.28%	27
Long-term borrowings	74,390	4.31%	2,406	74,032	4.23%	2,346
Subordinated debentures	20,620	3.92%	606	20,620	3.76%	582

Total interest-bearing liabilities	1,376,121	1.12%	$11,543	1,202,293	1.48%	$13,315

Demand - non interest-bearing	162,898			147,193
Other liabilities	22,791			16,116

Total liabilities	1,561,810			1,365,602
Shareholders’ equity	139,036			119,454

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,700,846			$1,485,056

Interest income/Earning assets		4.45%	$52,886		4.88%	$50,342
Interest expense/Interest-bearing liabilities		1.12%	11,543		1.48%	13,315

Net interest spread		3.33%	$41,343		3.40%	$37,027

Interest income/Earning assets		4.45%	52,886		4.88%	50,342
Interest expense/Earning assets		0.96%	11,543		1.29%	13,315

Net interest margin		3.49%	$41,343		3.59%	$37,027

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.6 million in the third quarter of 2012 compared to $4.1 million for the same period of 2011. The earnings per diluted share were $0.37 in the third quarter of 2012 and $0.33 in the third quarter of 2011.

INTEREST INCOME AND EXPENSE

Net interest income totaled $13.7 million, an increase of $1.3 million, or 10.4%, over the third quarter of 2011. Total interest and dividend income increased by $340 thousand, or 2.0%, as compared to the third quarter of 2011. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $952 thousand, or 21.6%, as compared to the third quarter of 2011 due to decreases in the cost of core deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.2 million in the third quarter of 2012 compared to $904 thousand in the third quarter of 2011. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation increased its loan loss reserves in the commercial mortgage loan portfolio during the third quarter of 2012.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2012.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $2.7 million for both the three months ended September 30, 2012 and the three months ended September 30, 2011. Net realized gains on available-for-sale securities were $103 thousand during the three months ended September 30, 2012, and $84 thousand during the three months ended September 30, 2011. Net realized and unrealized gains (losses) on securities for which fair value accounting was elected were $275 thousand and ($313) thousand during the three months ended September 30, 2012 and 2011, respectively.

NON-INTEREST EXPENSES

Total non-interest expenses increased $898 thousand, or 10.8%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Salaries and benefits expenses increased $429 thousand, or 9.7%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.18% for the three months ended September 30, 2011 to 2.12% for the three months ended September 30, 2012.

INCOME TAX EXPENSE

Income tax expense was $1.8 million in the third quarter of 2012 as compared to $1.6 million in the third quarter of 2011, resulting in effective tax rates of 28.2% and 27.7% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

Nine Months Ended September 30, 2012 and 2011

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $13.2 million for the nine months ended September 30, 2012 compared to $11.2 million for the same period of 2011. The earnings per diluted share was $1.06 for the nine months ended September 30, 2012 and $0.91 for the nine months ended September 30, 2011. The return on assets and return on equity for the nine months ended September 30, 2012 are 1.04% and 12.70%, respectively, compared to 1.01% and 12.54%, respectively, for the same period of 2011.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2012, net interest income increased $4.0 million, or 11.3%, compared to the comparable period in 2011. The Corporation’s net interest margin on a fully tax equivalent basis was 3.49% for the nine months ended September 30, 2012, compared to 3.59% for the comparable period in 2011.

Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. During the nine months ended September 30, 2012, total interest expense decreased $1.8 million, or 13.3%, as compared to the comparable period in 2011 due to decreases in the cost of core deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $4.0 million during the nine months ended September 30, 2012 compared to $2.7 million for the comparable period of 2011. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation increased its loan loss reserves in the commercial and commercial mortgage loan portfolios during the first nine months of 2012. In addition, total net loan chargeoffs were $3.0 million in the first nine months of 2012 compared to $1.2 million for the comparable period of 2011.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2012.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $7.9 million for the nine months ended September 30, 2012, compared to $7.7 million for the nine months ended September 30, 2011. Net realized gains on available-for-sale securities were $1.4 million during the nine months ended September 30, 2012, compared to $158 thousand during the nine months ended September 30, 2011. Net realized and unrealized gains (losses) on securities for which fair value was elected were $455 thousand and ($216) thousand during the nine months ended September 30, 2012 and 2011, respectively. An other-than-temporary impairment charge of $398 thousand was recorded in earnings on structured pooled trust preferred securities during the nine months ended September 30, 2011.

NON-INTEREST EXPENSES

Total non-interest expenses increased $2.3 million, or 9.3%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Salaries and benefits expenses increased $1.3 million, or 10.4%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions. In addition, other non-interest expenses increased from $7.6 million for the nine months ended September 30, 2011 to $8.7 million for the nine months ended September 30, 2012 as a result of CNB’s continued growth.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.22% for the nine months ended September 30, 2011 to 2.12% for the nine months ended September 30, 2012.

INCOME TAX EXPENSE

Income tax expense was $5.0 million for the nine months ended September 30, 2012 as compared to $4.2 million for the nine months ended September 30, 2011, resulting in effective tax rates of 27.6% and 27.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2012 and December 31, 2011, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%.

In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

September 30, 2012		December 31, 2011
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-1.7%	400	-2.3%
300	2.5%	300	-0.1%
100	1.9%	100	1.5%
(100)	0.5%	(100)	-5.5%

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the 2011 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 8, 2012	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 8, 2012	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.