Form 10-K
period 2012-12-31
CNB FINANCIAL CORP/PA
filed 2013-03-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 South Second Street

P.O. Box 42

Clearfield, Pennsylvania 16830

(Address of principal executive office)

Registrant’s telephone number, including area code (814) 765-9621

Securities registered pursuant to Section 12(b) of the Act:

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

☐  Yes  ☒   No

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012:

$190,857,076

The number of shares outstanding of the registrant’s common stock as of March 4, 2013:

12,508,403 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 16, 2013 are incorporated by reference into Part III.

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

CNB Bank

CNB Bank (the “Bank”) was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. ERIEBANK, a division of CNB Bank, began operations in 2005. The Bank has 28 full service branch offices and one loan production office located in various communities in its market area. The Bank’s primary market area consists of the Pennsylvania counties of Cambria, Cameron, Clearfield, Crawford Elk, Erie, Indiana, McKean and Warren. It also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly owned subsidiary, Holiday Financial Services Corporation. Holiday currently has ten offices within the Corporation’s footprint. Management believes that it has made the necessary investments in experienced personnel and technology which has helped facilitate the growth of Holiday into a successful and profitable subsidiary.

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

Supervision and Regulation

The Corporation is a bank holding company and a financial holding company and the Bank is a Pennsylvania state-chartered bank that is not a member of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Accordingly, the Corporation is subject to the oversight of the Federal Reserve Board and the Pennsylvania Department of Banking, and the Bank is subject to the oversight of applicable federal and state banking agencies, including the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”). The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau of Consumer Financial Protection is authorized to write rules on consumer financial products which could affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Bank Holding Company Regulation

As a bank holding company, the Corporation is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and applicable regulations. For instance, the BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of any class of voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those “so closely related to banking” as well as certain additional activities deemed “financial in nature.” The Corporation must obtain permission from or provide notice to the Federal Reserve Board prior to engaging in most new business activities.

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

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve has established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

Regulation of CNB Bank

CNB Bank is a Pennsylvania-chartered bank and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and the FDIC. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and acquisitions, the establishment of branches, management practices, and numerous other aspects of banking operations.

Recent Legislation

The Dodd-Frank Act, enacted into law on July 21, 2010, includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency, and significantly changed the bank regulatory structure and affected and will continue to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act also created a Consumer Financial Protection Bureau (“CFPB”), which is authorized to write rules on a number of consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and the implementing rules and regulations, many which have yet to be written, will have on the Corporation, including any regulations promulgated by the CFPB. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

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

Capital Adequacy and Operations

Under applicable “prompt corrective action” (“PCA”) statutes and regulations, depository institutions are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized.” The FDIC, in the case of the Bank, is required to take certain, and is authorized to take other, supervisory action against a depository institution that falls below certain of these levels.

The PCA statute and regulations provide for progressively more stringent supervisory measures as a depository institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations.

At December 31, 2012, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

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

Restrictions on Transactions with Affiliates and Insiders

The Bank and Corporation also are subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act, and their implementing Regulation W, issued by the Federal Reserve Board. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases of securities by the Bank issued by an affiliate, purchases of assets by the Bank from an affiliate (except as may be exempted by order or regulation), the acceptance by the Bank of securities issued by an affiliate as collateral and the issuance by the Bank of a guarantee, acceptance by the Bank of letters of credit on behalf of an affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with non-affiliates.

The Bank is also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and their implementing Regulation O issued by the Federal Reserve Board. These provisions impose limitations on loans and extensions of credit by the Bank to its executive officers, directors and principal shareholders and their related interests as well as to the Corporation and any subsidiary of the Corporation. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements.

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act has permanently increased the standard maximum deposit insurance amount to $250,000 per depositor per insured depository institution, retroactive to January 1, 2008, and qualifying non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

Other Federal Laws and Regulations

State usury and other credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank is also subject to lending limits on loans to one borrower and regulatory guidance on concentrations of credit. The Bank’s loans and other products and services are also subject to numerous federal and state consumer financial protection laws, including, but not limited to, the following:

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

•	Electronic Fund Transfer Act, which is a consumer protection law regarding electronic fund transfers;

•	The Bank Secrecy Act and USA Patriot Act, which require financial institutions to take certain actions to help prevent, detect and prosecute money laundering and the financing of terrorism; and

•	Numerous other federal and state laws and regulations, including those related to consumer protection and bank operations.

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

Employees

As of December 31, 2012, the Corporation had a total of 337 employees of which 297 were full time and 40 were part time.

Executive Officers

The Corporation’s executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	49

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Mark D. Breakey	54	Executive Vice President and Chief Credit Officer, CNB Bank.

Richard L. Greslick, Jr.	36

Executive Vice President/Chief Operating Officer, CNB Bank since December 2012 and Secretary, CNB Financial Corporation, since July 2010; previously, Senior Vice President/Administration since July 2010; Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Richard L. Sloppy	62	Executive Vice President and Senior Loan Officer, CNB Bank.

Vincent C. Turiano	62

Senior Vice President/Operations, CNB Bank, since November 25, 2009; previously Financial Consultant for RBC Wealth Management (formerly Ferris, Baker Watts, Inc.) since 2006; and previously Executive Vice President of Omega Bank and Omega Financial Corporation.

Brian W. Wingard	38

Treasurer, Principal Financial Officer and Principal Accounting Officer, CNB Financial Corporation, since March 2012; Senior Vice President/Chief Financial Officer, CNB Bank, since March 2012; previously Controller, CNB Bank and CNB Financial Corporation, since 2007; and previously a Certified Public Accountant in public practice.

Officers are elected annually at the reorganization meeting of the Board of Directors. There are no arrangements or understandings between any officer and any other persons pursuant to which he was selected as an officer.

Available Information

The Corporation makes available free of charge on its website (www.bankcnb.com) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission, the SEC. Information on the Corporation’s website is not incorporated by reference into this report.

Shareholders may obtain a copy of the Corporation’s Annual Report on Form 10-K free of charge by writing to: CNB Financial Corporation, 1 South Second Street, PO Box 42, Clearfield, PA 16830, Attn: Shareholder Relations.

Interested persons may also read and copy materials the Corporation files with, or furnishes to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and other information about electronic filers such as the Corporation. The site is available at http://www.sec.gov.

Statistical Disclosure

The following tables set forth statistical information relating to the Corporation and its wholly owned subsidiaries. The tables should be read in conjunction with the consolidated financial statements of the Corporation.

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Interest-bearing deposits with banks	$3,891	0.08%	$3	$11,475	0.96%	$110	$8,680	1.44%	$125
Securities:
Taxable (1)	602,083	2.51%	14,685	487,746	2.97%	14,285	383,373	3.02%	11,603
Tax-Exempt (1, 2)	115,634	4.89%	5,344	86,851	5.14%	4,366	69,033	5.28%	3,572
Equity Securities (1, 2)	2,843	4.08%	116	1,906	2.49%	47	1,607	2.30%	37

Total Securities	720,560	2.89%	20,145	576,503	3.29%	18,698	454,013	3.35%	15,212

Loans
Commercial (2)	296,465	4.96%	14,718	275,442	5.20%	14,329	258,550	5.62%	14,542
Mortgage (2)	546,374	5.29%	28,919	492,922	5.68%	28,015	431,599	6.14%	26,514
Consumer	50,069	13.27%	6,642	51,402	12.72%	6,536	51,565	12.81%	6,605

Total Loans (3)	892,908	5.63%	50,279	819,766	5.96%	48,880	741,714	6.43%	47,661

Total earning assets	1,617,359	4.42%	$70,427	1,407,744	4.84%	$67,688	1,204,407	5.23%	$62,998

Non Interest Earning Assets
Cash & Due From Banks	30,275			33,846			33,885
Premises & Equipment	24,114			24,323			23,969
Other Assets	55,851			56,616			53,867
Allowance for Loan Losses	(13,424)			(11,750)			(10,443)

Total Non Interest Earning Assets	96,816			103,035			101,278

Total Assets	$1,714,175			$1,510,779			$1,305,685

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$313,673	0.50%	$1,559	$296,440	0.77%	$2,287	$258,826	0.75%	$1,954
Savings	738,023	0.76%	5,595	501,475	1.09%	5,489	346,346	1.29%	4,464
Time	229,694	1.62%	3,721	320,704	1.82%	5,849	349,401	2.04%	7,140

Total interest – bearing deposits	1,281,390	0.85%	10,875	1,118,619	1.22%	13,625	954,573	1.42%	13,558
Short-term borrowings	9,402	0.15%	14	9,728	0.28%	27	5,282	0.15%	8
Long-term borrowings	74,370	4.34%	3,231	74,141	4.25%	3,149	87,336	5.39%	4,708
Subordinated Debentures	20,620	3.88%	800	20,620	3.77%	778	20,620	3.79%	782

Total interest-bearing liabilities	1,385,782	1.08%	$14,920	1,223,108	1.44%	$17,579	1,067,811	1.78%	$19,056

Demand – non-interest-bearing	164,368			148,287			127,287
Other liabilities	23,174			17,173			13,203

Total Liabilities	1,573,324			1,388,568			1,208,301
Shareholders’ Equity	140,851			122,211			97,384

Total Liabilities and Shareholders’ Equity	$1,714,175			$1,510,779			$1,305,685

Interest Income/Earning Assets		4.42%	$70,427		4.84%	$67,688		5.23%	$62,998
Interest Expense/Interest Bearing Liabilities		1.08%	14,920		1.44%	17,579		1.78%	19,056

Net Interest Spread		3.34%	$55,507		3.40%	$50,109		3.45%	$43,942

Interest Income/Earning Assets		4.42%	$70,427		4.84%	$67,688		5.23%	$62,998
Interest Expense/Earning Assets		0.92%	14,920		1.25%	17,579		1.58%	19,056

Net Interest Margin		3.49%	$55,507		3.59%	$50,109		3.65%	$43,942

1.

Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $2,298, $1,976, and $1,851 for the years ended December 31, 2012, 2011, and 2010, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $1,636, $1,567, and $1,835 for the years ended December 31, 2012, 2011, and 2010, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2012 over (under) 2011 Due to Change In (1)			For Twelve Months Ended December 31, 2011 over (under) 2010 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Interest-Bearing Deposits with Banks	$(73)	$(34)	$(107)	$40	$(55)	$(15)
Securities:
Taxable	3,170	(2,770)	400	2,926	(244)	2,682
Tax-Exempt (2)	1,267	(289)	978	916	(122)	794
Equity Securities (2)	24	45	69	6	4	10

Total Securities	4,460	(3,013)	1,447	3,848	(362)	3,486
Loans
Commercial (2)	1,094	(705)	389	950	(1,163)	(213)
Mortgage (2)	3,038	(2,134)	904	3,767	(2,266)	1,501
Consumer	(169)	275	106	(21)	(48)	(69)

Total Loans (3)	3,962	(2,563)	1,399	4,696	(3,477)	1,219

Total Earning Assets	$8,350	$(5,611)	$2,739	$8,584	$(3,894)	$4,690

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – Interest-Bearing	$133	$(861)	$(728)	$284	$49	$333
Savings	2,589	(2,483)	106	1,999	(974)	1,025
Time	(1,660)	(468)	(2,128)	(586)	(705)	(1,291)

Total Interest-Bearing Deposits	1,062	(3,812)	(2,750)	1,697	(1,630)	67
Short-Term Borrowings	(1)	(12)	(13)	7	12	19
Long-Term Borrowings	10	72	82	(711)	(848)	(1,559)
Subordinated debentures	-	22	22	-	(4)	(4)

Total Interest-Bearing Liabilities	$1,072	$(3,731)	$(2,659)	$993	$(2,470)	$(1,477)

Change in Net Interest Income	$7,278	$(1,880)	$5,398	$7,591	$(1,424)	$6,167

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities

(Dollars In Thousands)	December 31, 2012				December 31, 2011				December 31, 2010
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$4,018	$18	$ -	$4,036	$8,064	$66	$ -	$8,130	$8,139	$66	$ -	$8,205
U.S. Government Sponsored
Entities	157,965	5,977	(161)	163,781	102,258	5,249	(15)	107,492	104,328	2,016	(403)	105,941
State and Political Subdivisions	170,223	11,113	(57)	181,279	149,685	8,844	(92)	158,437	117,928	1,011	(2,528)	116,411
Residential and multi-family mortgage	308,800	8,724	(702)	316,822	292,297	8,043	(214)	300,126	221,304	2,364	(1,249)	222,419
Commercial mortgage	1,275	29	-	1,304	2,077	45	-	2,122	-	-	-	-
Corporate notes and bonds	17,368	26	(2,370)	15,024	17,358	50	(3,548)	13,860	14,347	-	(3,596)	10,751
Pooled trust preferred	800	-	(200)	600	800	-	(460)	340	2,190	12	(910)	1,292
Pooled SBA	50,667	2,277	(17)	52,927	44,851	1,282	(77)	46,056	33,788	266	(92)	33,962
Other securities	1,521	17	-	1,538	1,521	23	-	1,544	1,670	26	-	1,696

	$712,637	$28,181	$(3,507)	$737,311	$618,911	$23,602	$(4,406)	$638,107	$503,694	$5,761	$(8,778)	$500,677

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2012

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi-Family Mortgage and Commercial Mortgage
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale
U.S. Treasury	$4,036	0.83%
U.S. Government Sponsored Entities	18,163	2.02%	62,056	1.77%	$83,562	2.28%
State and Political Subdivisions	4,542	5.44%	43,133	3.98%	92,036	4.59%	$41,568	5.35%
Corporate notes and bonds			1,001	6.25%	1,935	4.00%	12,088	2.47%
Pooled trust preferred							600	0.00%
Pooled SBA									$52,927	3.08%
Residential and multi-family mortgage									316,822	2.23%
Commercial mortgage									1,304	4.70%

TOTAL	$26,741	2.42%	$106,190	2.71%	$177,533	3.50%	$54,256	4.65%	$371,053	2.36%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2012	2011	2010	2009	2008
Commercial, industrial and agricultural	$257,091	$253,324	$257,491	$239,966	$227,141
Commercial mortgages	261,791	242,511	212,878	193,632	210,080
Residential real estate	347,904	298,628	266,604	226,931	179,420
Consumer	58,668	53,471	51,966	53,542	55,554
Credit cards	4,800	4,412	4,106	3,560	3,098
Overdrafts	971	423	3,964	391	859

Gross loans	931,225	852,769	797,009	718,022	676,152
Less: unearned income	3,401	2,886	2,447	2,880	4,596

Total loans net of unearned	$927,824	$849,883	$794,562	$715,142	$671,556

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2012
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$106,804	$62,837	$13,779	$183,420
Loans With Floating Interest Rate	16,361	28,173	29,137	73,671

	$123,165	$91,010	$42,916	$257,091

C. RISK ELEMENTS

	2012	2011	2010	2009	2008
Loans on non-accrual basis	$14,445	$16,567	$11,926	$12,757	$3,046
Accruing loans which are contractuallypast due 90 days or more as to interestor principal payment	357	441	889	584	533
Performing troubled debt restructurings	9,961	7,688	1,714	-	-

	$24,763	$24,696	$14,529	$13,341	$3,579

Interest income recorded on the non-accrual loans for the year ended December 31, 2012 was $20. Additional interest income which would have been recorded on non-accrual loans had they been on accrual status was $542 for the year ended December 31, 2012.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2012, there were $18,935 in special mention loans, $38,960 in substandard loans, and $858 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2012	2011	2010	2009	2008

Balance at beginning of Period	$12,615	$10,820	$9,795	$8,719	$6,773
Charge-Offs:
Commercial, industrial and agricultural	2,871	1,796	543	860	33
Commercial mortgages	401	175	2,061	381	178
Residential real estate	304	217	211	378	330
Consumer	1,279	907	1,223	1,622	1,123
Credit cards	78	39	94	101	46
Overdrafts	257	222	239	269	334

	5,190	3,356	4,371	3,611	2,044
Recoveries:
Commercial, industrial and agricultural	45	9	11	2	2
Commercial mortgages	-	-	3	-	-
Residential real estate	1	13	2	1	6
Consumer	91	88	100	62	72
Credit cards	18	10	10	13	12
Overdrafts	99	94	112	144	111

	254	214	238	222	203

Net charge-offs	(4,936)	(3,142)	(4,133)	(3,389)	(1,841)
Provision for loan losses	6,381	4,937	5,158	4,465	3,787

Balance at end of period	$14,060	$12,615	$10,820	$9,795	$8,719

Percentage of net charge-offs during the periodto average loans outstanding	0.55%	0.38%	0.56%	0.49%	0.28%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2012		2011		2010		2009		2008
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$4,940	27.61%	$4,511	29.71%	$3,517	32.31%	$2,790	33.42%	$2,660	33.59%
Commercial mortgages	4,697	28.11%	4,470	28.44%	3,511	26.71%	3,291	26.97%	2,836	31.07%
Residential real estate	2,466	37.36%	1,991	35.02%	1,916	33.45%	1,583	31.61%	1,273	26.54%
Consumer	1,699	6.30%	1,404	6.27%	1,561	6.52%	1,751	7.46%	1,589	8.22%
Credit Cards	83	0.51%	71	0.51%	96	0.52%	85	0.49%	82	0.46%
Overdrafts	175	0.10%	168	0.05%	219	0.50%	295	0.05%	279	0.13%

Total	$14,060	100.00%	$12,615	100.00%	$10,820	100.00%	$9,795	100.00%	$8,719	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2012		2011		2010
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non Interest Bearing	$164,368		$148,287		$127,287
Demand – Interest Bearing	313,673	0.50%	296,440	0.77%	258,826	0.75%
Savings Deposits	738,023	0.76%	501,475	1.09%	346,346	1.29%
Time Deposits	229,694	1.62%	320,704	1.82%	349,401	2.04%

TOTAL	$1,445,758		$1,266,906		$1,081,860

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2012 is as follows:
Three months or less	$17,531
Greater than three months and through twelve months	16,969
Greater than one year and through three years	39,874
Greater than three years	12,644

$87,018

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2012	2011	2010
Return on average assets	1.00%	1.00%	0.87%
Return on average equity	12.17%	12.36%	11.62%
Dividend payout ratio	47.93%	53.79%	61.27%
Average equity to average assets ratio	8.22%	8.09%	7.46%

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

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on the Corporation’s business, financial position and results of operations.

The economy in the United States and globally began to recover from severe recessionary conditions in mid-2009 and is currently in the midst of a moderate economic recovery. The sustainability of the moderate recovery is dependent on a number of factors that are not within the Corporation’s control, such as a return to private sector job growth and investment, strengthening of housing sales and construction, continuation of the economic recovery globally, and the timing and impact of changing governmental policies. The Corporation continues to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on the Corporation and on others in the financial services industry. In particular, the Corporation may face the following risks in connection with the current economic or market environment:

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2012, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

The Bank may be required to record other-than-temporary impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors,

including collateral deterioration underlying certain private label mortgage-backed securities, lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could negatively effect the Bank’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on the Corporation’s results of operations and financial condition.

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

Many regional, national and international competitors have far greater assets and capitalization than the Corporation has and greater access to capital markets and can consequently offer a broader array of financial services than it can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, “Competition” herein.

Non-compliance with applicable laws and/or regulations, including the Bank Secrecy Act and USA Patriot Act, may adversely affect the Corporation’s operations and its financial results and could result in significant fines or sanctions.

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on the Corporation’s banking and nonbanking subsidiaries if they determine, upon examination or otherwise, that any such subsidiary has violated laws or regulations with which it or its subsidiaries must comply, or that weaknesses or failures exist with respect to general standards of safety and soundness. Such enforcement actions may be formal or informal and can include, among other things, civil money penalties and orders to take certain actions or to refrain from certain actions. The imposition of regulatory sanctions, including any monetary penalties, may have a material impact on the Corporation’s financial condition and results of operations, damage its reputation, and/or cause it to lose its financial holding company status. In addition, compliance with any such action could distract management’s attention from the Corporation’s operations, cause the Corporation to incur significant expenses, restrict it from engaging in potentially profitable activities, and limit its ability to raise capital.

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

Although to date the Corporation has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it will not suffer such losses in the future. The Corporation’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Corporation’s controls, processes and practices designed to protect its systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation. As cyber threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

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

There are 12 banks of the FHLB, including Pittsburgh. To conserve capital, some FHLB banks have suspended or reduced dividend payments and ceased buying back excess FHLB stock that member banks hold. The 12 FHLB banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB bank cannot meet its obligations to pay its share of the system’s debt, other FHLB banks can be called upon to make the payment. The Corporation cannot assure you, however, that the FHLB system will be able to meet these obligations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 28 full-service offices and 1 loan production office. Of these 29 offices, 21 are owned and 8 are leased from independent owners. Holiday Financial Services Corporation has ten full-service offices of which seven are leased from independent owners and three are leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2012, the approximate number of shareholders of record of the Corporation’s common stock was 3,604.

Price Range of Common Stock

	2012		2011
	High	Low	High	Low
First quarter	$17.50	$14.59	$15.14	$13.51
Second quarter	17.32	14.24	14.50	12.38
Third quarter	18.20	15.28	14.37	11.17
Fourth quarter	17.90	14.62	17.21	12.17

Cash Dividends Paid

	2012	2011
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 17 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2012	-	-	-	168,386
November 1 – 31, 2012	-	-	-	168,386
December 1 – 31, 2012	-	-	-	168,386

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2007 and ending December 31, 2012.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
CNB Financial Corporation	100.00	86.61	130.33	126.26	141.05	152.64
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51

Source : SNL Financial LC, Charlottesville, VA
© 2013
www.snl.com

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008

INTEREST AND DIVIDEND INCOME:
Loans including fees	$49,760	$48,324	$46,955	$45,839	$47,355
Deposits with banks	3	110	125	215	429
Federal funds sold	-	-	-	-	342
Securities:
Taxable	14,685	14,285	11,603	7,687	7,419
Tax-exempt	3,595	2,957	2,435	2,095	1,414
Dividends	86	36	29	34	224

Total interest and dividend income	68,129	65,712	61,147	55,870	57,183

INTEREST EXPENSE:
Deposits	10,875	13,625	13,558	13,091	14,956
Borrowed funds	3,245	3,176	4,716	4,527	4,609
Subordinated debentures	800	778	782	850	1,018

Total interest expense	14,920	17,579	19,056	18,468	20,583

NET INTEREST INCOME	53,209	48,133	42,091	37,402	36,600

PROVISION FOR LOAN LOSSES	6,381	4,937	5,158	4,465	3,787

Net interest income after provision for loan losses	46,828	43,196	36,933	32,937	32,813

NON-INTEREST INCOME	12,664	10,719	9,650	7,950	2,168

NON-INTEREST EXPENSES	35,945	33,282	31,798	30,021	28,479

INCOME BEFORE INCOME TAXES	23,547	20,633	14,785	10,866	6,502

INCOME TAX EXPENSE	6,411	5,529	3,469	2,354	1,267

NET INCOME	$17,136	$15,104	$11,316	$8,512	$5,235

PER SHARE DATA:
Basic	$1.38	$1.23	$1.06	$0.98	$0.61
Fully diluted	1.38	1.23	1.06	0.98	0.61
Dividends declared	0.66	0.66	0.66	0.66	0.645
Book value per share at year end	11.65	10.66	8.96	7.92	7.27

AT END OF PERIOD:
Total assets	$1,773,079	$1,602,207	$1,413,511	$1,161,591	$1,016,518
Securities	741,770	641,340	503,028	347,748	238,181
Loans, net of unearned discount	927,824	849,883	794,562	715,142	671,556
Allowance for loan losses	14,060	12,615	10,820	9,795	8,719
Deposits	1,485,003	1,353,851	1,162,868	956,858	814,596
FHLB and other borrowings	97,806	74,456	105,259	100,003	107,478
Subordinated debentures	20,620	20,620	20,620	20,620	20,620
Shareholders’ equity	145,364	131,889	109,645	69,409	62,467

KEY RATIOS:
Return on average assets	1.00%	1.00%	0.87%	0.79%	0.55%
Return on average equity	12.17%	12.36%	11.62%	12.86%	7.88%
Loan to deposit ratio	62.48%	62.78%	68.33%	74.74%	82.44%
Dividend payout ratio	47.93%	53.79%	61.27%	67.27%	105.53%
Average equity to average assets ratio	8.22%	8.09%	7.46%	6.17%	7.00%

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Cambria, Cameron, Clearfield, Crawford Elk, Erie, Indiana, McKean and Warren. The Bank’s market area also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. County Reinsurance Company is an Arizona Corporation and provides credit life and disability insurance for customers of CNB Bank. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation (“Holiday”), incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes.

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

The forward-looking statements contained herein are based upon management’s beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

General Overview

The Bank expanded its ERIEBANK division by opening a second full service office in Meadville, Pennsylvania in the third quarter of 2012. In addition, a CNB Bank loan production office was opened in Indiana, Pennsylvania in the third quarter of 2011. A CNB Bank loan production office in Johnstown, Pennsylvania was closed in the third quarter of 2011. The Corporation also opened a ninth office for Holiday in Dubois, Pennsylvania in the third quarter of 2012. The Corporation also purchased a consumer discount company in Ebensburg, Pennsylvania during the third quarter of 2012, resulting in the acquisition of a loan portfolio of approximately $1 million with a purchase premium of $200 thousand. The Corporation is operating the acquired location as its tenth Holiday office. Management believes that our ERIEBANK market area, along with our traditional CNB Bank market areas, should provide the Bank with sustained loan growth during 2013. Deposit growth was significant in 2012 and 2011.

Management concentrates on return on average equity and earnings per share metrics, plus other metrics, to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in 2012 and some additional compression is expected in 2013 as a result of the current interest rate environment. During the past several years, in order to address the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR, the Corporation has taken a variety of measures, including instituting rate floors on our commercial lines of credit and home equity lines. In addition, we decreased interest rates on certain deposit products during 2012 and 2011 but maintained deposit growth as a result of marketing a savings product which carries a highly competitive annual percentage yield. Non-interest costs are expected to increase with the growth of the Corporation. However, management’s growth strategies are expected to increase earning assets as well as non-interest income which are expected to more than offset increases in non-interest expenses in 2013 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2013.

The Dodd-Frank Act, enacted into law on July 21, 2010, includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency, and significantly changed the bank regulatory structure and affected and will continue to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act also created a Consumer Financial Protection Bureau (“CFPB”), which is authorized to write rules on a number of consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress.

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and the implementing rules and regulations, many which have yet to be written, will have on the Corporation, including any regulations promulgated by the CFPB. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2012 Balance	$ Change vs. prior year	% Change vs. prior year	2011 Balance	$ Change vs. prior year	% Change vs. prior year	2010 Balance
Total assets	$1,773.1	$170.9	10.7%	$1,602.2	$188.7	13.3%	$1,413.5
Total loans, net	913.8	76.5	9.1	837.3	53.6	6.8	783.7
Total securities	741.7	100.4	15.7	641.3	138.3	27.5	503.0
Total deposits	1,485.0	131.1	9.7	1,353.9	191.0	16.4	1,162.9
Total shareholders’ equity	145.4	13.5	10.2	131.9	22.3	20.3	109.6

Overview of Balance Sheet

The increase in assets of 10.7% during 2012 was primarily the result of continued deposit growth, with corresponding investments in the loan and securities portfolios. Loan growth occurred in both the commercial and residential mortgage portfolios due to our competitive advantage in commercial lending and the historically low interest rates throughout 2012 which resulted in refinancing activity as well as new residential mortgage loans and home equity borrowings. Although the Corporation’s loan growth was $76.5 million, or 9.1%, for the year ended December 31, 2012, its deposit growth was even more significant as total deposits grew by $131.1 million, or 9.7%, during 2012, resulting in the Corporation’s purchase of available-for-sale securities with the excess liquidity.

Cash and Cash Equivalents

Cash and cash equivalents totaled $31.9 million at December 31, 2012 compared to $39.7 million at December 31, 2011. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. We believe the year end balance to be adequate to support our expected funding needs in the short term.

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

Securities

Securities available for sale and trading securities have combined to increase $100.4 million, or 15.7%, at December 31, 2012 when compared to December 31, 2011. The increase is primarily due to purchases of securities issued by U.S. government sponsored entities and state and local political subdivisions, and resulted from excess deposit growth not reinvested in loans. Note 3 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and the overall effect of different rate environments is minimized. The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee of the Corporation’s Board of Directors (“ALCO”). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, we maintain a sufficient level of liquidity to satisfy depositor requirements and various credit needs of our customers.

Loans

The Corporation’s lending is focused in the west central and northwest Pennsylvania markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans.

As detailed in the table below, at December 31, 2012, the Corporation had $927.8 million in loans outstanding, net of unearned discount, an increase of $77.9 million (or 9.2%) since December 31, 2011. The increase was primarily the result of two factors. The first factor was increasing demand for commercial mortgage loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The second factor was increasing demand for residential mortgage loan products due to historically low interest rates throughout 2012, resulting in both refinancing activity as well as new mortgage loans and home equity borrowings.

(dollars in thousands)	2012	2011

Commercial, industrial, and agricultural	$257,091	$253,324
Commercial mortgages	261,791	242,511
Residential real estate	347,904	298,628
Consumer	58,668	53,471
Credit cards	4,800	4,412
Overdrafts	971	423
Less: unearned discount	(3,401)	(2,886)

Total loans, net of unearned discount	$927,824	$849,883

With continued economic improvement in our market areas, the Corporation expects loan demand in 2013 to be consistent with 2012.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2012, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

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

The following table presents information concerning loan delinquency and other non-performing assets at December 31, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	2010
Non-accrual loans	$14,445	$16,567	$11,926
Accrual loans greater than 89 days past due	357	441	889

Total nonperforming loans	14,802	17,008	12,815
Other real estate owned	325	505	396

Total nonperforming assets	$15,127	$17,513	$13,211

Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$9,961	$7,688	$1,714
Non-performing TDR loans *	1,660	-	-

Total TDR loans	$11,621	$7,688	$1,714

Total loans, net of unearned income	$927,824	$849,883	$794,562
Nonperforming loans as a percentage of loans, net	1.60%	2.00%	1.61%
Total assets	$1,773,079	$1,602,207	$1,413,511
Nonperforming assets as a percentage of total assets	0.85%	1.09%	0.93%

*	Nonperforming TDR loans are also included in the balance of non-accrual loans in the previous table.

Management continues to closely monitor nonperforming loans, and the Corporation’s nonperforming loans to total loans ratio continues to be favorable compared to peer institutions. See the “Allowance for Loan Losses” section for further discussion of credit review procedures and changes in nonperforming loans.

Allowance for Loan Losses

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The following table presents activity within the allowance for loan losses during the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	2010
Balance at beginning of period	$12,615	$10,820	$9,795
Charge-offs:
Commercial, industrial, and agricultural	2,871	1,796	543
Commercial mortgages	401	175	2,061
Residential real estate	304	217	211
Consumer	1,279	907	1,223
Credit cards	78	39	94
Overdrafts	257	222	239

	5,190	3,356	4,371

Recoveries:
Commercial, industrial, and agricultural	45	9	11
Commercial mortgages	-	-	3
Residential real estate	1	13	2
Consumer	91	88	100
Credit cards	18	10	10
Overdrafts	99	94	112

	254	214	238

Net charge-offs	(4,936)	(3,142)	(4,133)

Provision for loan losses	6,381	4,937	5,158

Balance at end of period	$14,060	$12,615	$10,820

Loans, net of unearned income	$927,824	$849,883	$794,562
Allowance to net loans	1.52%	1.48%	1.36%

The adequacy of the allowance for loan losses is subject to a formal analysis by the credit administrator of the Corporation. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First, impaired loans are selected and that group of loans is given a specific reserve. The remaining loans are pooled, by category, into these segments:

Reviewed

•	Commercial, industrial, and agricultural
•	Commercial mortgages

Homogeneous

•	Residential real estate
•	Consumer
•	Credit cards
•	Overdrafts

The reviewed loan pools are further segregated into three categories: special mention, substandard, and doubtful. Historical loss factors are calculated for each reviewed pool, excluding overdrafts, based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends.

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

The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our third party loan review provider, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Commercial, industrial and agricultural	$4,940	$4,511	$3,517
Commercial mortgages	4,697	4,470	3,511
Residential real estate	2,466	1,991	1,916
Consumer	1,699	1,404	1,561
Credit cards	83	71	96
Overdrafts	175	168	219

Total	$14,060	$12,615	$10,820

Throughout 2012, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 4 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2012 and 2011, as well as the nature and scope of loans modified in a troubled debt restructuring during 2012 and 2011 and the related effect on the provision and allowance for loan losses.

In May 2012, CNB management determined that one relationship comprising a commercial and industrial loan of $2.4 million and two consumer loans totaling $200 thousand had become impaired. CNB charged off the balances of the consumer loans and recorded a specific allocation of $1.1 million for the commercial loan based on CNB’s evaluation of the estimated present value of future cash flows. As a result, the provision for loan losses increased by $1.3 million. CNB charged off $750 thousand related to the commercial loan in the third quarter of 2012. In September 2012, one relationship comprising two commercial mortgage loans totaling $1.7 million that had previously been modified in a troubled debt restructuring defaulted under its restructured terms, resulting in an increase in the provision for loan losses of $503 thousand. It is possible that further deterioration with respect to these loan relationships may occur in the future.

In October 2012, an impaired commercial loan was partially repaid, resulting in an additional chargeoff of $109 thousand and a reduction in nonperforming assets of $1.8 million.

In December 2012, one impaired commercial and industrial loan with a balance of $1.4 million was charged off. As of September 30, 2012, a workout agreement with the borrower was probable, which would have resulted in no loss to CNB. As a result, no specific reserve was recorded as of the end of the third quarter of 2012. In December, CNB obtained new information from the borrower and determined that the likelihood of a workout agreement or any future payments from the borrower was remote. Therefore, the loan was charged off and the provision for loan losses was increased by $1.4 million.

Finally, the effect of increases in net chargeoffs in 2012, 2011, 2010, and 2009, as compared to net chargeoffs in 2008, as disclosed in the Summary of Loan Loss Experience table in Item 1, as well as the increase in the Corporation’s loan portfolio in 2012, had a significant impact on the loan loss reserves required for homogeneous loan pools during the year ended December 31, 2012. As disclosed in Note 4 to the consolidated financial statements, the allowance for loan loss balance attributable to loans collectively evaluated for impairment increased from $11.1 million at December 31, 2011 to $12.2 million at December 31, 2012.

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

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and charges against the provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the “spread” at that time, as well as prior periods, management can evaluate the current adequacy of the allowance as well as evaluate trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans.

As mentioned in the “Loans” section of this analysis, management considers commercial lending a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment of its market areas.

Management believes that both its 2012 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2012.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the third quarter of 2012, additional BOLI of $1.0 million was purchased.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding. As noted in the following table, traditional deposits increased 9.7% during 2012.

	Percentage change 2012 vs. 2011	Percentage change 2011 vs. 2010	2012	2011	2010
Demand, Non interest bearing	14.7%	8.4%	$175,239	$152,732	$140,836
Demand, Interest bearing	10.1%	7.5%	336,911	305,960	284,538
Savings deposits	21.2%	70.4%	759,910	627,106	368,055
Time deposits	(20.6%)	(27.4%)	212,943	268,053	369,439

Total	9.7%	16.4%	$1,485,003	$1,353,851	$1,162,868

The growth in deposits was primarily due to increases in savings accounts of $132.8 million from December 31, 2011 to December 31, 2012 as a result of the Corporation’s marketing of a savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment. This increase in savings accounts was offset by an expected decrease in time deposits of $55.1 million as customers who previously held certificates of deposit migrated to the savings product.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 10 to the consolidated financial statements.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2012, the Corporation earned $17.1 million and declared dividends of $8.2 million, resulting in a dividend payout ratio of 47.9% of net income.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s capital ratios and book value per common share at December 31, 2012 and 2011 are as follows:

	2012	2011
Total risk-based capital ratio	15.28%	15.14%
Tier 1 capital ratio	14.03%	13.89%
Leverage ratio	8.06%	8.22%
Tangible common equity/tangible assets (1)	7.63%	7.61%
Book value per share	$11.65	$10.66
Tangible book value per share (1)	10.77	9.78

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

	December 31, 2012	December 31, 2011
Shareholders’ equity	$145,364	$131,889
Less goodwill	10,946	10,821

Tangible common equity	$134,418	$121,068

Total assets	$1,773,079	$1,602,207
Less goodwill	10,946	10,821

Tangible assets	$1,762,133	$1,591,386

Ending shares outstanding	12,475,904	12,377,318
Tangible book value per share	$10.77	$9.78
Tangible common equity/tangible assets	7.63%	7.61%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $422 million with approximately $358 million available at December 31, 2012. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Overview of the Income Statement

The Corporation had net income of $17.1 million for 2012 compared to $15.1 million for 2011. The increase in net income is attributable to an increase in net interest income of $5.1 million, or 10.5%, as well as an increase in non-interest income of $1.8 million, or 17.2%. The provision for loan losses increased by $1.4 million, or 29.2%, and non-interest expenses increased by $2.7 million, or 8.0%, from 2012 to 2011. The earnings per diluted share increased from $1.23 in 2011 to $1.38 in 2012. The return on assets and the return on equity for 2012 are 1.00% and 12.17% as compared to 1.00% and 12.36% for 2011.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.49% for the year ended December 31, 2012, compared to 3.59% for the year ended December 31, 2011. Total interest and dividend income increased by $2.4 million, or 3.7%, as compared to 2011. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. The Corporation’s average earning assets increased by $209.6 million for the year ended December 31, 2012 while the yield during that time decreased by 42 basis points from 4.84% to 4.42%. Total interest expense decreased $2.7 million, or 15.1%, for the year ended December 31, 2012 as compared to the comparable period in 2011 as a result of the Corporation’s focus on deposit mix and active management of deposit rates. The cost of interest bearing deposits decreased by 37 basis points which offset the increase in average interest bearing deposits of $162.8 million.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $6.4 million in 2012 compared to $4.9 million in 2011. Net loan chargeoffs were $4.9 million during the year ended December 31, 2012 compared to $3.1 million during the year ended December 31, 2011. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation increased the provision for loan losses as a result of management’s evaluation of impaired loans as well as an evaluation of general reserves required for loans that are not impaired.

Management believes the charges to the provision in 2012 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2012.

Non-Interest Income

Excluding the effects of the securities transactions described below, non-interest income was $10.7 million for the year ended December 31, 2012, compared to $10.4 million for the year ended December 31, 2011. Net realized gains on available-for-sale securities were $1.4 million during the year ended December 31, 2012, compared to $614 thousand during the year ended December 31, 2011. Net realized and unrealized gains on securities for which fair value was elected were $461 thousand and $64 thousand during the years ended December 31, 2012 and 2011, respectively. An other-than-temporary impairment charge of $398 thousand was recorded in earnings on structured pooled trust preferred securities during the year ended December 31, 2011.

Non-Interest Expense

Total non-interest expenses increased $2.7 million, or 8.0%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. Salaries and employee benefit expenses combined to increase $1.6 million, or 9.3%, during the year ended December 31, 2012 compared to the year ended December 31, 2011, in part due to routine merit increases, an increase in full-time equivalent employees from 300 at December 31, 2011 to 323 at December 31, 2012, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions. The remaining non-interest expenses increased $1.1 million, or 6.6%, as a result of CNB’s continued growth.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.20% for the year ended December 31, 2011 to 2.10% for the year ended December 31, 2012.

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

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.59% for the year ended December 31, 2011, compared to 3.65% for the year ended December 31, 2010. Total interest and dividend income increased by $4.6 million, or 7.5%, as compared to 2010. Although the Corporation’s earning assets continued to grow in 2011, these increases were offset by decreases in the yield on earning assets as a result of the interest rate environment. The Corporation’s average earning assets increased by $203.3 million for the year ended December 31, 2011 while the yield during that time decreased by 66 basis points from 5.23% to 4.84%. Total interest expense decreased $1.5 million, or 7.8%, for the year ended December 31, 2011 as compared to the comparable period in 2010 due in part to the Corporation’s repayment and refinancing of long-term debt in 2010. In addition, as a result of the Corporation’s focus on deposit mix and active management of deposit rates, the cost of interest bearing deposits decreased by 20 basis points which offset the increase in average interest bearing deposits of $164.0 million.

The Corporation’s interest expense on borrowings was negatively impacted by a $707 thousand prepayment penalty that was recorded in the fourth quarter of 2010 when management elected to prepay a long-term borrowing having a fixed interest rate of 5.63%. The effect of this prepayment penalty was to reduce the net interest margin by 6 basis points for the year ended December 31, 2010.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $4.9 million in 2011 compared to $5.2 million in 2010. Net loan chargeoffs were $3.1 million during the year ended December 31, 2011 compared to $4.1 million during the year ended December 31, 2010. However, the Corporation significantly increased its general reserve for both commercial, industrial, and agricultural loans and commercial loans during 2011. In combination, these factors resulted in a slightly lower provision for loan losses in 2011 compared to 2010. Management believes the charges to the provision in 2011 were appropriate.

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

Non-Interest Expense

Total non-interest expenses increased $1.5 million, or 4.7%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. Salaries and employee benefit expenses combined to increase $1.6 million, or 10.2%, during the year ended December 31, 2011 compared to the year ended December 31, 2010, in part due to an increase in average full-time equivalent employees from 288 in 2010 to 297 in 2011. In addition, certain employee benefit expenses, such as health insurance premiums, continued to increase in line with market conditions.

FDIC insurance expenses decreased $360 thousand, or 22.2%, during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the change in the FDIC insurance calculation from a deposit based formula to a tangible assets based formula in the second quarter of 2011.

Income Tax Expense

Income taxes were $6.3 million in 2012, compared to $5.5 million in 2011 and $3.5 million in 2010. The effective tax rates were 26.9%, 26.8%, and 23.5% for 2012, 2011 and 2010, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. The increase in the effective tax rate from 2010 to 2011 and 2012 is attributable to a lower percentage of tax-exempt income in 2012 and 2011 compared to pre-tax income.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,272,060	0	0	0	$1,272,060
Certificates of deposit	9	71,033	94,287	35,987	11,636	212,943
FHLB and other borrowings	10	23,677	20,358	50,390	3,381	97,806
Operating leases	6	402	717	587	1,209	2,915
Sale-leaseback	6	112	224	224	1,005	1,565
Subordinated debentures	10	0	0	0	20,620	20,620

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2012 and 2011, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

December 31, 2012		December 31, 2011
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-0.5%	400	-2.3%
300	0.8%	300	-0.1%
100	2.3%	100	1.5%
(100)	-4.0%	(100)	-5.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$28,570	$36,032
Interest bearing deposits with other banks	3,311	3,671

Total cash and cash equivalents	31,881	39,703
Interest bearing time deposits with other banks	225	224
Securities available for sale	737,311	638,107
Trading securities	4,459	3,233
Loans held for sale	2,398	1,442
Loans	931,225	852,769
Less: unearned discount	(3,401)	(2,886)
Less: allowance for loan losses	(14,060)	(12,615)

Net loans	913,764	837,268
FHLB and other equity interests	6,684	6,537
Premises and equipment, net	24,072	24,004
Bank owned life insurance	27,645	25,672
Mortgage servicing rights	714	906
Goodwill	10,946	10,821
Accrued interest receivable and other assets	12,980	14,290

Total Assets	$1,773,079	$1,602,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$175,239	$152,732
Interest bearing deposits	1,309,764	1,201,119

Total deposits	1,485,003	1,353,851

FHLB and other borrowings	97,806	74,456
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	24,286	21,391

Total liabilities	1,627,715	1,470,318

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	-	-
Additional paid in capital	44,223	44,350
Retained earnings	88,960	80,038
Treasury stock, at cost (123,699 shares for 2012 and 222,285 for 2011)	(1,743)	(3,260)
Accumulated other comprehensive income	13,924	10,761

Total shareholders’ equity	145,364	131,889

Total Liabilities and Shareholders’ Equity	$1,773,079	$1,602,207

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2012	2011	2010
Interest and Dividend Income:
Loans including fees	$49,760	$48,324	$46,955
Deposits with banks	3	110	125
Securities:
Taxable	14,685	14,285	11,603
Tax-exempt	3,595	2,957	2,435
Dividends	86	36	29

Total interest and dividend income	68,129	65,712	61,147

Interest Expense:
Deposits	10,875	13,625	13,558
Borrowed funds	3,245	3,176	4,716
Subordinated debentures	800	778	782

Total interest expense	14,920	17,579	19,056

Net Interest Income	53,209	48,133	42,091
Provision for Loan Losses	6,381	4,937	5,158

Net Interest Income After Provision for Loan Losses	46,828	43,196	36,933

Non-Interest Income:
Wealth and asset management fees	1,819	1,691	1,829
Service charges on deposit accounts	4,106	4,233	4,226
Other service charges and fees	1,868	1,626	1,396
Net realized gains (losses) from sales of securities for which fair value was elected	298	30	(68)
Net unrealized gains on securities for which fair value was elected	266	34	230
Mortgage banking	990	735	814
Bank owned life insurance	973	930	802
Other	965	1,224	1,002

	11,285	10,503	10,231

Total other-than-temporary impairment losses on available-for-sale securities	-	(398)	(2,241)
Less portion of loss recognized in other comprehensive income	-	-	-
Net impairment losses recognized in earnings	-	(398)	(2,241)
Net realized gains on available-for-sale securities	1,379	614	1,660

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	1,379	216	(581)

Total non-interest income	12,664	10,719	9,650

Non-Interest Expenses:
Salaries	13,106	12,349	11,358
Employee benefits	5,787	4,936	4,328
Net occupancy expense	4,651	4,416	4,326
Data processing	2,791	2,754	2,797
State and local taxes	1,474	1,275	1,162
Legal, professional and examination fees	1,265	956	849
Advertising	859	822	795
FDIC insurance	1,115	1,259	1,619
Directors fees and benefits	666	591	437
Other	4,231	3,924	4,127

Total non-interest expenses	35,945	33,282	31,798

Income Before Income Taxes	23,547	20,633	14,785
Income Tax Expense	6,411	5,529	3,469

Net Income	17,136	15,104	11,316

Other Comprehensive Income:
Net change in unrealized gains/losses on available-for-sale securities, net of reclassification and tax	3,561	14,441	2,554
Change in actuarial gain, net of amortization and tax, for post-employment health care plan, net of tax	(349)	(485)	(245)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of tax	(49)	(522)	(107)

Total other comprehensive income	3,163	13,434	2,202

Comprehensive Income	$20,299	$28,538	$13,518

Earnings Per Share:
Basic	$1.38	$1.23	$1.06
Diluted	1.38	1.23	1.06

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$17,136	$15,104	$11,316
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	6,381	4,937	5,158
Depreciation and amortization of premises and equipment	2,225	2,075	2,034
Securities amortization and accretion and deferred loan fees and costs	4,509	2,786	1,466
Deferred taxes	(240)	441	2,251
Net impairment losses realized in earnings and gains on sales of available-for-sale securities	(1,379)	(216)	581
Net realized and unrealized gains on securities for which fair value was elected	(564)	(64)	(162)
Proceeds from sale of securities for which fair value was elected	3,386	343	34
Purchase of securities for which fair value was elected	(4,187)	(1,266)	-
Gain on sale of loans	(927)	(638)	(688)
Net gains on dispositions of premises and equipment and foreclosed assets	(158)	(104)	(117)
Proceeds from sale of loans	32,512	23,324	22,585
Origination of loans held for sale	(32,626)	(19,927)	(28,706)
Income on bank owned life insurance	(973)	(930)	(802)
Stock-based compensation expense	277	213	205
Contribution of treasury stock	120	120	26
Changes in:
Accrued interest receivable and other assets	(455)	(1,342)	(3,661)
Accrued interest payable and other liabilities	2,523	5,529	(374)

Net Cash Provided By Operating Activities	27,560	30,385	11,146

Cash Flows from Investing Activities:
Net (increase) decrease in interest bearing time deposits with other banks	(1)	2,593	3,571
Proceeds from maturities, prepayments and calls of securities	109,673	101,178	111,827
Proceeds from sales of securities	125,579	69,740	95,381
Purchase of securities	(332,155)	(288,757)	(360,837)
Loan origination and payments, net	(82,393)	(58,552)	(80,435)
Purchase of bank owned life insurance	(1,000)	(5,000)	(2,500)
Acquisition of consumer discount company	(1,248)	-	-
Redemption (purchase) of FHLB and other equity interests	(147)	(122)	492
Purchase of premises and equipment	(2,016)	(1,705)	(1,992)
Proceeds from the sale of premises and equipment and foreclosed assets	1,088	257	823

Net Cash Used In Investing Activities	(182,620)	(180,368)	(233,670)

Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	186,262	292,369	159,805
Certificates of deposit	(55,110)	(101,386)	46,205
Proceeds from sale of treasury stock	526	1,188	1,200
Proceeds from exercise of stock options	424	259	69
Proceeds from stock offering, net of issuance costs	-	-	32,128
Cash dividends paid	(8,214)	(8,125)	(6,933)
Proceeds from long-term borrowings	-	700	20,000
Repayments on long-term borrowings	(160)	(133)	(46,114)
Net change in short-term borrowings	23,510	(32,618)	31,238

Net Cash Provided By Financing Activities	147,238	152,254	237,598

Net (Decrease) Increase in Cash and Cash Equivalents	(7,822)	2,271	15,074
Cash and Cash Equivalents, Beginning	39,703	37,432	22,358

Cash and Cash Equivalents, Ending	$31,881	$39,703	$37,432

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,205	$17,937	$19,296
Income taxes	7,548	3,991	3,342
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$750	$249	$453
Loans transferred from held for sale to held for investment	-	-	3,321
Grant of restricted stock awards from treasury stock	419	266	233

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance, January 1, 2010	$12,631	$68,676	$(7,023)	$(4,875)	$69,409
Net income		11,316			11,316
Other comprehensive income				2,202	2,202
Common shares issued (3,365,853 shares)	32,128				32,128
Restricted stock award grants (16,500 shares)	(233)		233
Forfeiture of restricted stock award grants (1,343 shares)	20		(20)
Exercise of stock options (8,206 shares), including tax benefit	(37)		121		84
Stock based compensation expense	205				205
Reissue of treasury stock (86,772 shares)	(38)		1,272		1,234
Cash dividends declared ($0.66 per share)		(6,933)			(6,933)

Balance, December 31, 2010	44,676	73,059	(5,417)	(2,673)	109,645
Net income		15,104			15,104
Other comprehensive income				13,434	13,434
Restricted stock award grants (17,900 shares)	(266)		266
Forfeiture of restricted stock award grants (1,488 shares)	22		(22)
Exercise of stock options (28,750 shares), including tax benefit	(133)		443		310
Stock based compensation expense	213				213
Reissue of treasury stock (94,895 shares)	(162)		1,470		1,308
Cash dividends declared ($0.66 per share)		(8,125)			(8,125)

Balance, December 31, 2011	44,350	80,038	(3,260)	10,761	131,889
Net income		17,136			17,136
Other comprehensive income				3,163	3,163
Restricted stock award grants (26,900 shares)	(414)		414
Exercise of stock options (31,875 shares), including tax benefit	(27)		491		464
Stock based compensation expense	277				277
Reissue of treasury stock (39,811 shares)	37		612		649
Cash dividends declared ($0.66 per share)		(8,214)			(8,214)

Balance, December 31, 2012	$44,223	$88,960	$(1,743)	$13,924	$145,364

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the “Corporation”) is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the “Bank”). In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation (“Holiday”). The Corporation and these and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania.

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation and the Bank, CNB Securities Corporation, Holiday, County Reinsurance Company, and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the U.S., management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of goodwill, mortgage servicing rights, and fair values of financial instruments are particularly subject to change.

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

FHLB stock is held as a long-term investment, is valued at its cost basis and is analyzed for impairment based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

—	its operating performance;
—	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
—	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
—	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
—	its liquidity and funding position.

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

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Corporation has interest rate swap agreements which are used as part of its asset liability management to help manage interest rate risk. The Corporation does not use derivatives for trading purposes.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $859, $822, and $795, for 2012, 2011 and 2010 respectively.

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

At December 31, 2012 and 2011, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years then ended.

During 2012, 2011 and 2010, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 26,900, 17,900 and 16,500 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $277, $213 and $205 for the years ended December 31, 2012, 2011 and 2010, respectively.

Comprehensive Income

The Corporation presents comprehensive income as part of the Consolidated Statement of Income and Comprehensive Income. Other comprehensive income (loss) consists of unrealized holding gains (losses) on the available for sale securities portfolio, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plan, and changes in the fair value of the Corporation’s interest rate swaps.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2012 and 2011, was $50, which was maintained in vault cash. Note 11 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Entities are to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The other requirements in ASU 2011-05 were not affected by this ASU. Further guidance surrounding the reclassification of items out of accumulated other comprehensive income was provided by FASB in ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

In February 2013, FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Corporation is evaluating the effect that the adoption of ASU 2013-02 will have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

2.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). For the years ended December 31, 2012, 2011, and 2010, options to purchase 37,500, 75,500, and 84,250 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive.

	Years Ended December 31
	2012	2011	2010

Basic earnings per common share computation
Net income per consolidated statements of income	$17,136	$15,104	$11,316
Net earnings allocated to participating securities	(62)	(42)	(33)

Net earnings allocated to common stock	$17,074	$15,062	$11,283

Distributed earnings allocated to common stock	$8,182	$8,101	$6,914
Undistributed earnings allocated to common stock	8,892	6,961	4,369

Net earnings allocated to common stock	$17,074	$15,062	$11,283

Weighted average common shares outstanding, including shares considered participating securities	12,441	12,306	10,630
Less: Average participating securities	(41)	(33)	(30)

Weighted average shares	12,400	12,273	10,600

Basic earnings per common share	$1.38	$1.23	$1.06

Diluted earnings per common share computation
Net earnings allocated to common stock	$17,074	$15,062	$11,283

Weighted average common shares outstanding for basic earnings per common share	12,400	12,273	10,600
Add: Dilutive effects of assumed exercises of stock options	3	6	9

Weighted average shares and dilutive potential common shares	12,403	12,279	10,609

Diluted earnings per common share	$1.38	$1.23	$1.06

3.  Securities

Securities available-for-sale at December 31, 2012 and 2011 are as follows:

	December 31, 2012				December 31, 2011
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$ 4,018	$ 18	$ -	$ 4,036	$ 8,064	$66	$-	$ 8,130
U.S. Gov’t sponsored entities	157,965	5,977	(161)	163,781	102,258	5,249	(15)	107,492
State & political subdivisions	170,223	11,113	(57)	181,279	149,685	8,844	(92)	158,437
Residential & multi-family mortgage	308,800	8,724	(702)	316,822	292,297	8,043	(214)	300,126
Commercial mortgage	1,275	29	-	1,304	2,077	45	-	2,122
Corporate notes & bonds	17,368	26	(2,370)	15,024	17,358	50	(3,548)	13,860
Pooled trust preferred	800	-	(200)	600	800	-	(460)	340
Pooled SBA	50,667	2,277	(17)	52,927	44,851	1,282	(77)	46,056
Other securities	1,521	17	-	1,538	1,521	23	-	1,544

Total	$712,637	$28,181	$(3,507)	$737,311	$618,911	$23,602	$(4,406)	$638,107

At December 31, 2012 and 2011, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

Trading securities accounted for under the fair value option at December 31, 2012 and 2011 are as follows:

	2012	2011

Corporate equity securities	$3,117	$1,959
Certificates of deposit	408	255
International mutual funds	287	257
Large cap growth mutual funds	157	145
Money market mutual funds	110	241
Large cap value mutual funds	104	105
Corporate notes and bonds	101	100
Real estate investment trust mutual funds	65	68
U.S. Government sponsored entities	58	55
Small cap mutual funds	26	25
Mid cap mutual funds	26	23

Total	$4,459	$3,233

Securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Gov’t sponsored entities	41,715	(161)	-	-	41,715	(161)
State & political subdivisions	7,857	(57)	-	-	7,857	(57)
Residential & multi-family mortgage	32,159	(688)	4,254	(14)	36,413	(702)
Commercial mortgage	-	-	-	-	-	-
Corporate notes & bonds	-	-	13,002	(2,370)	13,002	(2,370)
Pooled trust preferred	-	-	600	(200)	600	(200)
Pooled SBA	3,521	(17)	-	-	3,521	(17)
Other securities	-	-	-	-	-	-

	$85,252	$(923)	$17,856	$(2,584)	$103,108	$(3,507)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Gov’t sponsored entities	7,671	(15)	-	-	7,671	(15)
State & political subdivisions	5,314	(92)	-	-	5,314	(92)
Residential and multi-family mortgage	36,626	(162)	9,485	(52)	46,111	(214)
Commercial mortgage	-	-	-	-	-	-
Corporate notes & bonds	2,860	(139)	8,841	(3,409)	11,701	(3,548)
Pooled trust preferred	-	-	340	(460)	340	(460)
Pooled SBA	8,139	(77)	-	-	8,139	(77)
Other securities	-	-	-	-	-	-

	$60,610	$(485)	$18,666	$(3,921)	$79,276	$(4,406)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of December 31, 2012 and for the years ended December 31, 2012, 2011, and 2010:

	As of December 31, 2012			Credit Losses Realized in Earnings
	Adjusted Amortized	Unrealized	Fair	Year Ended December 31,
	Cost	Gain (Loss)	Value	2012	2011	2010
ALESCO Preferred Funding V, Ltd.	$800	$(200)	$600	$-	$-	$440
ALESCO Preferred Funding XII, Ltd.	-	-	-	-	280	933
ALESCO Preferred Funding XVII, Ltd.	-	-	-	-	-	-
Preferred Term Securities XVI, Ltd.	-	-	-	-	118	868
US Capital Funding VI, Ltd.	-	-	-	-	-	-

Total	$800	$(200)	$600	$-	$398	$2,241

At December 31, 2012, the Corporation evaluated the ALESCO Preferred Funding V, Ltd. Security for other than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers and discounting those cash flows at the appropriate accounting yield.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, beginning of period	$4,054	$3,656	$1,415
Additional credit loss for which other-than-temporary impairment was not previously recognized	-	-	868
Additional credit loss for which other-than-temporary impairment was previously recognized	-	398	1,373

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in other comprehensive income, end of period	$4,054	$4,054	$3,656

Due to the insignificance of the adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2012 and 2011, no further disclosures are required.

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

As of December 31, 2012 and 2011, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2012 and 2011, securities carried at $264,813 and $264,166, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2012:

	December 31, 2012
	Amortized Cost	Fair Value
1 year or less	$26,495	$26,741
1 year – 5 years	102,828	106,190
5 years – 10 years	167,676	177,533
After 10 years	53,375	54,256

	350,374	364,720
Residential and multi-family mortgage	308,800	316,822
Pooled SBA	50,667	52,927
Commercial mortgage	1,275	1,304

Total debt securities	$711,116	$735,773

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2012	$125,579	$1,809	$430
2011	69,740	878	264
2010	95,381	1,677	17

The tax provision related to these net realized gains was $483, $215, and $581, respectively.

During 2012, 2011 and 2010, the Corporation sold securities carried at fair value under the fair value option. Proceeds were $3,386 in 2012, $343 in 2011 and $34 in 2010, resulting in net gains (losses) of $298 in 2012, $30 in 2011, and ($68) in 2010.

4.  Loans

Total net loans at December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Commercial, industrial, and agricultural	$257,091	$253,324
Commercial mortgages	261,791	242,511
Residential real estate	347,904	298,628
Consumer	58,668	53,471
Credit cards	4,800	4,412
Overdrafts	971	423
Less: unearned discount	(3,401)	(2,886)
allowance for loan losses	(14,060)	(12,615)

Loans, net	$913,764	$837,268

At December 31, 2012 net unamortized loan costs of $232 have been included in the carrying value of loans. As of December 31, 2011, net unamortized loan fees of $7 have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the year ended December 31, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(2,871)	(401)	(304)	(1,279)	(78)	(257)	(5,190)
Recoveries	45	-	1	91	18	99	254
Provision for loan losses	3,255	628	778	1,483	72	165	6,381

Allowance for loan losses, December 31, 2012	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Transactions in the allowance for loan losses for the year ended December 31, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(1,796)	(175)	(217)	(907)	(39)	(222)	(3,356)
Recoveries	9	-	13	88	10	94	214
Provision for loan losses	2,781	1,134	279	662	4	77	4,937

Allowance for loan losses, December 31, 2011	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

Transactions in the allowance for loan losses for the year ended December 31, 2010 were as follows:

Balance, beginning of year	$9,795
Charge-offs	(4,371)
Recoveries	238

Net charge-offs	(4,133)
Provision for loan losses	5,158

Balance, end of year	$10,820

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2012 and 2011:

December 31, 2012	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$131	$81	$-	$-	$-	$753
Collectively evaluated for impairment	4,399	3,467	2,385	1,699	83	175	12,208
Modified in a troubled debt restructuring	-	1,099	-	-	-	-	1,099

Total ending allowance balance	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Loans:
Loans individually evaluated for impairment	$2,623	$10,683	$593	$-	$-	$-	$13,899
Loans collectively evaluated for impairment	253,048	240,907	347,311	58,668	4,800	971	905,705
Loans modified in a troubled debt restructuring	1,420	10,201	-	-	-	-	11,621

Total ending loans balance	$257,091	$261,791	$347,904	$58,668	$4,800	$971	$931,225

December 31, 2011	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$917	$19	$-	$-	$-	$1,265
Collectively evaluated for impairment	4,182	3,325	1,972	1,404	71	168	11,122
Modified in a troubled debt restructuring	-	228	-	-	-	-	228

Total ending allowance balance	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

Loans:
Loans individually evaluated for impairment	$6,115	$8,457	$124	$-	$-	$-	$14,696
Loans collectively evaluated for impairment	247,209	226,366	298,504	53,471	4,412	423	830,385
Loans modified in a troubled debt restructuring	-	7,688	-	-	-	-	7,688

Total ending loans balance	$253,324	$242,511	$298,628	$53,471	$4,412	$423	$852,769

The recorded investment in loans within the tables above and below excludes accrued interest receivable and unearned discount due to immateriality.

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$2,542	$1,792	$541
Commercial mortgage	5,870	5,329	1,230
Residential real estate	416	381	81
With no related allowance recorded:
Commercial, industrial, and agricultural	2,804	2,251	-
Commercial mortgage	17,285	15,555	-
Residential real estate	308	212	-

Total	$29,225	$25,520	$1,852

With an allowance recorded:
Commercial, industrial, and agricultural	$4,329	$2,815	$329
Commercial mortgage	4,724	4,065	1,145
Residential real estate	187	124	19
With no related allowance recorded:
Commercial, industrial, and agricultural	3,892	3,300	-
Commercial mortgage	13,839	12,080	-
Residential real estate	-	-	-

Total	$26,971	$22,384	$1,493

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$3,083	$4	$4
Commercial mortgage	5,504	3	3
Residential real estate	334	13	13
With no related allowance recorded:
Commercial, industrial, and agricultural	3,217	-	-
Commercial mortgage	12,723	-	-
Residential real estate	103	-	-

Total	$24,964	$20	$20

	Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$3,711	$3	$3
Commercial mortgage	6,412	19	19
Residential real estate	179	4	4
With no related allowance recorded:
Commercial, industrial, and agricultural	2,050	-	-
Commercial mortgage	6,040	-	-
Residential real estate	-	-	-

Total	$18,392	$26	$26

Year ended December 31, 2010
Average recorded investment in impaired loans	$12,106
Interest income recognized during impairment	383
Cash-basis interest income recognized	383

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,073	$-	$6,949	$10
Commercial mortgages	8,570	109	8,359	122
Residential real estate	2,792	18	1,254	157
Consumer	10	217	5	125
Credit cards	-	13	-	27

Total	$14,445	$357	$16,567	$441

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans.

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$724	$157	$2,968	$3,849	$253,242	$257,091
Commercial mortgages	1,162	3,197	8,679	13,038	248,753	261,791
Residential real estate	1,390	641	2,700	4,731	343,173	347,904
Consumer	724	203	227	1,154	57,514	58,668
Credit cards	39	9	13	61	4,739	4,800
Overdrafts	-	-	-	-	971	971

Total	$4,039	$4,207	$14,587	$22,833	$908,392	$931,225

December 31, 2011
Commercial, industrial, and agricultural	$239	$53	$6,959	$7,251	$246,073	$253,324
Commercial mortgages	1,064	2,620	7,043	10,727	231,784	242,511
Residential real estate	1,816	682	1,411	3,909	294,719	298,628
Consumer	392	185	130	707	52,764	53,471
Credit cards	34	19	27	80	4,332	4,412
Overdrafts	-	-	-	-	423	423

Total	$3,545	$3,559	$15,570	$22,674	$830,095	$852,769

Troubled Debt Restructurings

During the years ended December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2012 and December 31, 2011.

	December 31, 2012			December 31, 2011
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	2	$1,420	$-	-	$-	$-
Commercial mortgages	8	10,201	1,099	3	7,688	228
Residential real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-

Total	10	$11,621	$1,099	3	$7,688	$228

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	2	$1,455	$1,455
Commercial mortgages	5	2,717	2,717
Residential real estate	-	-	-
Consumer	-	-	-
Credit cards	-	-	-

Total	7	$4,172	$4,172

	Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	-	$-	$-
Commercial mortgages	2	6,041	6,041
Residential real estate	-	-	-
Consumer	-	-	-
Credit cards	-	-	-

Total	2	$6,041	$6,041

The troubled debt restructurings described above increased the allowance for loan losses by $101 and $0 during the years ended December 31, 2012 and 2011, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-15 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2012 and 2011 and no principal balances were forgiven in connection with the loan restructurings. During the year ended December 31, 2012, one commercial mortgage loan with a balance of $1,660 defaulted under its restructured terms and was placed on nonaccrual status, resulting in an increase in the allowance for loan losses of $503. No loans that were modified in a troubled debt restructuring were charged off during the years ended December 31, 2012 and 2011.

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

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$234,835	$6,641	$15,459	$156	$257,091
Commercial mortgages	225,294	12,294	23,501	702	261,791

Total	$460,129	$18,935	$38,960	$858	$518,882

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$223,457	$4,176	$25,490	$201	$253,324
Commercial mortgages	214,098	3,172	24,513	728	242,511

Total	$437,555	$7,348	$50,003	$929	$495,835

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$345,094	$58,441	$4,787	$297,217	$53,341	$4,385
Non-performing	2,810	227	13	1,411	130	27

Total	$347,904	$58,668	$4,800	$298,628	$53,471	$4,412

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday, a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio, are considered to be subprime loans. The Bank does not have any subprime loans. Holiday’s loan portfolio is summarized as follows at December 31, 2012 and 2011:

	2012	2011
Consumer	$21,535	$18,176
Residential real estate	954	1,056
Less: unearned discount	(3,401)	(2,886)

Total	$19,088	$16,346

5.   Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Loans originated for resale, net of principal pay downs	$32,626	$19,927	$28,706
Proceeds from sales of loans held for sale	32,512	23,324	22,585
Net gains on sales of loans held for sale	927	638	688
Loan servicing fees	340	349	349

Total loans serviced for others was $104,017, $109,006, and $106,265 at December 31, 2012, 2011, and 2010, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Balance, beginning of year	$906	$909	$876
Additions	85	249	256
Amortization	(277)	(252)	(223)

Balance, end of year	$714	$906	$909

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $718, $959, and $1,010 at December 31, 2012, 2011, and 2010, respectively. No valuation allowance is deemed necessary at December 31, 2012, 2011, or 2010. The fair value of interest rate lock commitments was not material at December 31, 2012 or 2011.

6.   Premises and Equipment

The following summarizes premises and equipment at December 31, 2012 and 2011:

	2012	2011
Land	$4,126	$4,122
Premises and leasehold improvements	25,670	25,263
Furniture and equipment	17,522	16,257
Construction in progress	408	104

	47,726	45,746
Less: accumulated depreciation	23,654	21,742

Premises and equipment, net	$24,072	$24,004

Depreciation on premises and equipment amounted to $1,948 in 2012, $1,823 in 2011, and $1,726 in 2010.

The Corporation is committed under fourteen noncancelable operating leases for facilities with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2012 are as follows:

2013	$402
2014	369
2015	348
2016	339
2017	248
Thereafter	1,209

$2,915

Rental expense, net of rental income, charged to occupancy expense for 2012, 2011, and 2010 was $351, $349, and $368, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $19, $16, and $14 in 2012, 2011, and 2010, respectively.

The minimum annual rental commitments under this lease at December 31, 2012 are as follows:

2013	$112
2014	112
2015	112
2016	112
2017	112
Thereafter	1,005

$1,565

7.   Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010

Balance, beginning of year	$505	$396	$252
Additions	750	249	453
Sales (at carrying value)	(930)	(140)	(309)

Balance, end of year	$325	$505	$396

Expenses related to foreclosed real estate include:

	2012	2011	2010

Net loss (gain) on sale	$(158)	$(101)	$(117)
Operating expenses, net of rental income	176	24	69

	$18	$(77)	$(48)

8.   Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Balance, beginning of year	$10,821	$10,821
Acquired during the year	125	-

Balance, end of year	$10,946	$10,821

In the third quarter of 2012, the Corporation purchased the loans and other assets of a consumer discount company in Ebensburg, Pennsylvania. The purchase price was $1,248 for the performing loans and customers of the business. The purchase price resulted in the Corporation recording a $75 customer relationship intangible asset which is being amortized using the straight-line method over three years. This amount is included in accrued interest receivable and other assets on the consolidated balance sheet. Goodwill of $125 was also recorded in connection with the acquisition. Due to the insignificance of the assets acquired in relation to the consolidated financial statements as a whole, no further business combination or intangible asset disclosures are included in the notes to consolidated financial statements.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2012 and 2011 indicated that the Step 2 analysis was not necessary.

9.   Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2012:

Time deposits maturing:
2013	$71,033
2014	60,010
2015	34,277
2016	20,169
2017	15,818
Thereafter	11,636

$212,943

Certificates of deposit of $100 thousand or more totaled $87,018 and $115,572 at December 31, 2012 and 2011, respectively.

10.   Borrowings

The Corporation has available one $9 million line of credit with an unaffiliated institution, with a floating rate of 30 day LIBOR plus 180 basis points and a floor of 3.50%, which was in effect at both December 31, 2012 and 2011. There were no borrowings on the line at December 31, 2012 and 2011.

FHLB Borrowings

At December 31, 2012, the Bank had remaining borrowing capacity with the FHLB of $357,523. At December 31, 2012, borrowings with the FHLB are secured by a blanket pledge of selected securities in the amount of $130,842 and certain loans with a balance of $470,422 at December 31, 2012. Borrowings from the FHLB at December 31, 2012 and 2011 are as follows:

Interest Rate	Maturity	2012	2011
(a)	09/17/15	$20,000	$20,000
(b)	06/01/17	10,000	10,000
(c)	08/07/17	5,000	5,000
(d)	08/07/17	5,000	5,000
(e)	08/07/17	10,000	10,000
(f)	10/10/17	10,000	10,000
(g)	07/07/23	700	700
(h)	09/05/23	2,388	2,491
(i)	06/11/24	557	578
(j)	05/24/26	321	340
(k)	10/14/26	330	347

		$64,296	$64,456

(a), (g) – Fixed rate borrowings at interest rates of 2.09% and 4.72%, respectively.

(b) – Interest rate was fixed at 4.60% until June 2009, since which time FHLB has had the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at December 31, 2012 and 2011.

(c) – Interest rate was fixed at 4.02% until February 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at December 31, 2012 and 2011.

(d) – Interest rate was fixed at 4.10% until August 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at December 31, 2012 and 2011.

(e) – Interest rate is fixed at 4.47% until August 2010, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at December 31, 2012 and 2011.

(f) – Interest rate was fixed at 3.97% until October 2009, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at December 31, 2012 and 2011.

(h) – Fixed rate borrowing at an interest rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity.

(i) – Fixed rate borrowing at an interest rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity.

(j) – Fixed rate borrowing at an interest rate of 3.35%, with monthly principal and interest payments.

(k) – Fixed rate borrowing at an interest rate of 4.00%, with monthly principal and interest payments.

The terms of borrowings (a) through (g) are interest only payments with principal due at maturity.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2012, the Bank had outstanding borrowings of $23,510 from one unaffiliated institution under an overnight borrowing agreement. The interest rate on this borrowing was 0.35%. The Bank had no overnight borrowings at December 31, 2011.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $12,585 at December 31, 2012. The borrowing has a maturity date of March 20, 2017 and a variable interest rate of 3 month LIBOR minus 1.0% through March 20, 2008, at which time the interest rate became fixed as defined. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate was 5.25% at December 31, 2012 and 2011, which will be the interest rate through the term of the borrowing.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 1.86% and 2.10% at December 31, 2012 and 2011, respectively. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2012:

2013	$23,677
2014	175
2015	20,183
2016	191
2017	50,199
Thereafter	24,001

Total borrowed funds	$118,426

11.   Interest Rate Swaps

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and cash flows, and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At December 31, 2012 and 2011, the variable rate on the subordinated debt was LIBOR plus 155 basis points (1.86% and 2.10% at December 31, 2012 and 2011, respectively) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

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

As of December 31, 2012 and 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2012	2011
Interest rate contract	Accrued interest and other liabilities	($1,745)	($1,669)
For the Year Ended December 31, 2012	(a)	(b)		(c)	(d)	(e)
Interest rate contract	($49)	Interest expense – subordinated debentures		($390)	Other income	$-
For the Year Ended December 31, 2011
Interest rate contract	($522)	Interest expense – subordinated debentures		($402)	Other income	$-
For the Year Ended December 31, 2010
Interest rate contract	($107)	Interest expense – subordinated debentures		($401)	Other income	$-

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $390.

As of December 31, 2012 and 2011, a cash collateral balance in the amount of $1,950 and $1,850, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

12.   Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Current – federal	$6,535	$4,951	$1,121

Current – state	116	137	97

Deferred - federal	(240)	441	2,251

Income tax expense	$6,411	$5,529	$3,469

The components of the net deferred tax liability as of December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Allowance for loan losses	$4,632	$4,336
Deferred compensation	1,753	1,542
Impaired security valuation	670	495
Capital loss carryover	278	435
Post-retirement benefits	1,063	826
Unrealized loss on interest rate swap	616	584
Nonaccrual loan interest	305	455
Other	609	515

	9,926	9,188

Deferred tax liabilities:
Unrealized gain on securities available for sale	8,636	6,720
Premises and equipment	1,535	1,561
Intangibles – section 197	3,179	2,837
Mortgage servicing rights	250	317
Other	339	308

	13,939	11,743

Net deferred tax liability	($4,013)	($2,555)

At December 31, 2012, the Corporation had a federal capital loss carryforward of $793 that will expire in 2015 if not used. The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets. Management believes that the deferred tax assets relating to the capital loss carryforward is likely to be realized through a tax planning strategy to generate capital gains in the carryforward period.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2012	%	2011	%	2010	%
Tax at statutory rate	$8,241	35.0	$7,222	35.0	$5,175	35.0
Tax exempt income, net	(1,553)	(6.6)	(1,353)	(6.6)	(1,281)	(8.7)
Bank owned life insurance	(341)	(1.4)	(325)	(1.6)	(281)	(1.9)
Other	64	0.2	(15)	-	(144)	(0.9)

Income tax expense	$6,411	27.2	$5,529	26.8	$3,469	23.5

At December 31, 2012 and 2011, the Corporation has no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2012 and 2011, there were no amounts accrued for interest and/or penalties.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. During 2010, the Corporation’s 2006, 2007, and 2008 federal examinations closed with no material impact to the Corporation’s income or financial position. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2009. Tax years 2009 through 2011 remain open to federal and state examination.

13.   Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s contributions were $397, $385, and $350 in 2012, 2011, and 2010, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $110. The Corporation recognized profit sharing expense of $783, $667, and $641 in 2012, 2011, and 2010 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2012 and 2011, obligations of $3,792 and $3,276, respectively, were included in other liabilities for this plan. Expenses related to this plan were $728 in 2012, $647 in 2011, and $227 in 2010.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2012 and 2011, obligations of $813 and $686, respectively, were included in other liabilities for this plan. Expenses related to this plan were $127 in 2012, $106 in 2011, and $21 in 2010.

The Corporation has an unfunded post retirement benefits plan which provides certain health care benefits for retired employees who have reached the age of 60 and retired with 30 years of service. Benefits are provided for these retired employees and their qualifying dependents from the age of 60 through the age of 65.

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Benefit obligation at beginning of year	$1,674	$1,073	$783
Interest cost	69	56	43
Service cost	88	49	34
Actual claim expense	(184)	(262)	(167)
Actuarial loss	577	758	380

Benefit obligation at end of year	$2,224	$1,674	$1,073

Amounts recognized in accumulated other comprehensive income at December 31, 2012 and 2011 consist of:

	2012	2011
Net actuarial loss	$(1,502)	$(958)
Transition obligation	(7)	(14)

	(1,509)	(972)
Tax effect	528	340

	$(981)	$(632)

The accumulated benefit obligation was $2,224 and $1,674 at December 31, 2012 and 2011, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2012	2011	2010
Service cost	$88	$49	$34
Interest cost	69	56	43
Net amortization of transition obligation and actuarial loss	41	11	3

Net periodic benefit cost	198	116	80

Net loss	578	758	380
Amortization of loss	(34)	(4)	4
Amortization of transition obligation	(7)	(7)	(7)

Total recognized in other comprehensive income	537	747	377

Total recognized in net periodic benefit cost and other comprehensive income	$735	$863	$457

The estimated net loss and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $54 and $7, respectively.

The weighted average discount rate used to calculate net periodic benefit cost was 4.29% in 2012, 5.50% in 2011, and 5.75% in 2010. The weighted average rate used to calculate accrued benefit obligations was 3.88% in 2012, 4.29% in 2011, and 5.50% in 2010. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2013 and thereafter. A one percent increase in the health care trend rates would result in an increase of $289 in the benefit obligation as of December 31, 2012, and would increase the service and interest costs by $43 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $247 and $34 in the benefit obligation and services and interest costs, respectively, at December 31, 2012.

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

A summary of changes in the deferred compensation plan liability follows:

	2012	2011	2010
Balance, beginning of year	$987	$1,038	$1,200
Deferrals, dividends, and changes in fair value recorded as an expense	84	80	41
Deferred compensation payments	(81)	(131)	(203)

Balance, end of year	$990	$987	$1,038

15.  Stock-Based Compensation

Stock Options

A summary of the status of the stock options is presented below:

	Stock Options	Weighted-average Exercise Price

Outstanding at January 1, 2012	107,375	$15.75
Exercised	(31,875)	13.30

Outstanding at December 31, 2012	75,500	$16.79

Options vested and exercisable at December 31, 2012	75,500
Fair value of options granted during 2012	-
Number of authorized stock-based awards available for grant	424,941

Options outstanding and exercisable at December 31, 2012 are as follows:

Exercise Price	Number	Remaining Contractual Life
$17.54	37,500	1.0 years
16.04	38,000	2.0 years

	75,500

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2012 and 2011 was $13 and $79, respectively.

Additional information related to the stock option plan follows:

	2012	2011	2010

Intrinsic value of options exercised	$114	$151	$42
Cash received from option exercises	424	259	69

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested stock options granted under the stock option plan.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2012	35,613	$15.08
Granted	26,900	15.57
Vested	(12,939)	14.96

Nonvested at December 31, 2012	49,574	$15.37

As of December 31, 2012 and 2011, there was $536 and $394, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2012, 2011, and 2010 was $206, $173 and $210, respectively. Compensation expense for restricted stock awards was $277 in 2012, $213 in 2011, and $205 in 2010.

16.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $1,144 on December 31, 2012 compared to $1,509 at December 31, 2011. During 2012, $506 new loans were made and repayments totaled $871.

Deposits from principal officers, directors, and their affiliates were $25,293 and $15,164 at December 31, 2012 and 2011, respectively.

17.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Management believes as of December 31, 2012 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to Risk Weighted Assets
Consolidated	$152,968	15.28%	$80,073	8.0%	N/A
Bank	$131,788	13.46%	$78,324	8.0%	$97,905	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$140,426	14.03%	$40,036	4.0%	N/A
Bank	$119,534	12.21%	$39,162	4.0%	$58,743	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$140,426	8.06%	$69,726	4.0%	N/A
Bank	$119,534	6.99%	$68,409	4.0%	$85,512	5.0%

December 31, 2011
Total Capital to Risk Weighted Assets
Consolidated	$141,310	15.14%	$74,647	8.0%	N/A
Bank	$121,673	13.32%	$73,101	8.0%	$91,376	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$129,620	13.89%	$37,323	4.0%	N/A
Bank	$110,232	12.06%	$36,550	4.0%	$54,826	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$129,620	8.22%	$63,083	4.0%	N/A
Bank	$110,232	7.15%	$61,684	4.0%	$77,106	5.0%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2012, $15,845 of accumulated net earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements above.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2012 and 2011:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$13,670	$171,862	$12,467	$157,546
Unused lines of credit	-	69,621	-	63,230
Standby letters of credit	-	22,598	-	21,923

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2012 have interest rates ranging from 2.15% to 16.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2011 have interest rates ranging from 2.30% to 16.00% and maturities ranging from 3 months to 20 years.

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

The Corporation’s derivative instruments are interest rate swaps that are similar to those that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$4,036	$-	$4,036	$-
U.S. Government sponsored entities	163,781	-	163,781	-
States and political subdivisions	181,279	-	181,279	-
Residential and multi-family mortgage	316,822	-	316,822	-
Commercial mortgage	1,304	-	1,304	-
Corporate notes and bonds	15,024	-	13,044	1,980
Pooled trust preferred	600	-	-	600
Pooled SBA	52,927	52,631	296	-
Other securities	1,538	1,538	-	-

Total Securities Available For Sale	$737,311	$54,169	$680,562	$2,580

Trading Securities:
Corporate equity securities	$3,117	$3,117	$-	$-
Certificates of deposit	408	408	-	-
International mutual funds	287	287	-	-
Large cap growth mutual funds	157	157	-	-
Money market mutual funds	110	110	-	-
Large cap value mutual funds	104	104	-	-
Corporate notes and bonds	101	-	101	-
Real estate investment trust mutual funds	65	65	-	-
U.S. Government sponsored entities	58	-	58	-
Small cap mutual funds	26	26	-	-
Mid cap mutual funds	26	26	-	-

Total Trading Securities	$4,459	$4,300	$159	$-

Liabilities,
Interest rate swaps	$(1,745)	$-	$(1,745)	$-

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$8,130	$-	$8,130	$-
U.S. Government sponsored entities	107,492	2,000	105,492	-
States and political subdivisions	158,437	4,655	153,782	-
Residential and multi-family mortgage	300,126	8,577	291,549	-
Commercial mortgage	2,122	-	2,122	-
Corporate notes and bonds	13,860	-	11,800	2,060
Pooled trust preferred	340	-	-	340
Pooled SBA	46,056	46,056	-	-
Other securities	1,544	1,544	-	-

Total Securities Available For Sale	$638,107	$62,832	$572,875	$2,400

Trading Securities:
Corporate equity securities	$1,959	$1,959	$-	$-
Certificates of deposit	255	255	-	-
International mutual funds	257	257	-	-
Large cap growth mutual funds	145	145	-	-
Money market mutual funds	241	241	-	-
Large cap value mutual funds	105	105	-	-
Corporate notes and bonds	100	-	100	-
Real estate investment trust mutual funds	68	68	-	-
U.S. Government sponsored entities	55	-	55	-
Small cap mutual funds	25	25	-	-
Mid cap mutual funds	23	23	-	-

Total Trading Securities	$3,233	$3,078	$155	$-

Liabilities,
Interest rate swaps	$(1,669)	$-	$(1,669)	$-

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or (losses):
Included in other comprehensive income (unrealized)	(80)	260

Balance, December 31, 2012	$1,980	$600

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011:

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

The unrealized losses reported in earnings for the year ended December 31, 2011 for Level 3 assets that are still held at the balance sheet date relate to one structured pooled trust preferred security deemed to be other-than-temporarily impaired.

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$1,980	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	-% -% 9.6%

Pooled trust preferred	$600	Discounted cash flow	Collateral default rate Discount rate Recovery probability	2% annually for 2 years; 0.36% thereafter 13% 10%, lagged 2 years

The significant unobservable inputs used in the fair value measurement of the Corporation’s corporate notes and bonds are prepayment rates, probability of default, and discount rate. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. The significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, discount rate, and recovery probability. Prepayment rates are also estimated for pooled trust preferred securities and vary depending on the asset size of the company that issued the security and whether the issue is fixed rate or variable rate; however, the overall effect of prepayment rates on fair value is not material. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the year ended December 31, 2012 and 2011, the following available for sale securities reported as Level 1 securities as of the beginning of the year were transferred to the Level 2 category:

	2012	2011
U.S. Government sponsored entities	$2,000	$2,000
States and political subdivisions	4,655	4,750
Residential and multi-family mortgage	8,577	20,405

Total	$15,232	$27,155

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. The Corporation’s policy is to recognize transfers as of the beginning of the reporting period.

During the year ended December 31, 2011, two pooled SBA securities that were classified as Level 2 securities at December 31, 2010 were transferred to the Level 1 category. The fair value on the date of transfer was $3,437. These securities were transferred since the Corporation was able to access a quoted price for identical assets in an active market. There were no transfers of securities from the Level 2 category to the Level 1 category during the year ended December 31, 2012.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,422	$-	$-	$8,422
Commercial, industrial, and agricultural	1,973	-	-	1,973
Residential real estate	402	-	-	402

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,219	$-	$-	$7,219
Commercial, industrial, and agricultural	3,190	-	-	3,190
Residential real estate	105	-	-	105

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $12,535, with a valuation allowance of $1,738 as of December 31, 2012, resulting in an additional provision for loan losses of $2,558 for the year then ended. Impaired loans had a principal balance of $22,384, with a valuation allowance of $1,493 as of December 31, 2011, resulting in an additional provision for loan losses of $583 for the year then ended.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$8,422	Sales comparison approach	Adjustment for differences between the comparable sales	1%—39%(19%)
Impaired loans – commercial, industrial, and agricultural	1,973	Income approach	Adjusting for differences in net operating income	24%—38%(27%)
Impaired loans – residential real estate	402	Sales comparison approach	Adjustment for differences between the comparable sales	10%—15%(11%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$31,881	$31,881	$-	$-	$31,881
Interest bearing time deposits with other banks	225	-	281	-	281
Securities available for sale	737,311	54,169	680,562	2,580	737,311
Trading securities	4,459	4,300	159	-	4,459
Loans held for sale	2,398	-	2,460	-	2,460
Net loans	913,764	-	-	946,238	946,238
FHLB and other equity interests	6,684	n/a	n/a	n/a	n/a
Accrued interest receivable	6,863	278	3,498	3,087	6,863

LIABILITIES
Deposits	$(1,485,003)	$(1,272,060)	$(215,485)	$-	$(1,487,545)
FHLB and other borrowings	(97,806)	-	(105,850)	-	(105,850)
Subordinated debentures	(20,620)	-	(10,682)	-	(10,682)
Interest rate swaps	(1,745)	-	(1,745)	-	(1,745)
Accrued interest payable	(1,022)	(301)	(707)	(14)	(1,022)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2011:

	Carrying Amount	Fair Value

ASSETS
Cash and cash equivalents	$39,703	$39,703
Interest bearing time deposits with other banks	224	229
Securities available for sale	638,107	638,107
Trading securities	3,233	3,233
Loans held for sale	1,442	1,470
Net loans	837,268	862,389
FHLB and other equity interests	6,537	N/A
Accrued interest receivable	6,567	6,567

LIABILITIES
Deposits	$(1,353,851)	$(1,357,415)
FHLB and other borrowings	(74,456)	(83,042)
Subordinated debentures	(20,620)	(10,906)
Interest rate swaps	(1,669)	(1,669)
Accrued interest payable	(1,308)	(1,308)

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

20.  Parent Company Only Financial Information (Dollars in thousands)

CONDENSED BALANCE SHEETS	December 31,
	2012	2011

Assets
Cash	$2,029	$1,936
Trading securities	229	175
Investment in bank subsidiary	138,195	126,242
Investment in non-bank subsidiaries	27,796	26,579
Deferred tax asset	883	839
Other assets	2,249	2,313

Total assets	$171,381	$158,084

Liabilities
Borrowings from subsidiary	$1,950	$2,150
Subordinated debentures	20,620	20,620
Other liabilities	3,447	3,425

Total liabilities	26,017	26,195
Total shareholders’ equity	145,364	131,889

Total liabilities and shareholders’ equity	$171,381	$158,084

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Year Ended December 31,

Income	2012	2011	2010
Dividends from:
Bank subsidiary	$7,990	$7,600	$6,665
Non-bank subsidiaries	-	-	150
Other	208	146	165

Total income	8,198	7,746	6,980

Expenses	(1,457)	(1,410)	(1,383)

Income before income taxes and equity in undistributed net income of subsidiaries	6,741	6,336	5,597

Income tax benefit	438	443	426
Equity in undistributed net income of bank subsidiary	8,682	7,162	4,463
Equity in undistributed net income of non-bank subsidiaries	1,275	1,163	830

Net income	17,136	15,104	11,316

Other Comprehensive Income:
Net change in unrealized gains/losses on available for sale securities, net of reclassification and tax	3,561	14,441	2,554
Change in actuarial gain, net of amortization and tax, for post-employment health care plan, net of tax	(349)	(485)	(245)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of tax	(49)	(522)	(107)

Total other comprehensive income	3,163	13,434	2,202

Comprehensive income	$20,299	$28,538	$13,518

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2012	2011	2010
Net income
Adjustments to reconcile net income to net cash provided by	$17,136	$15,104	$11,316
operating activities:
Equity in undistributed net income of bank subsidiary	(8,682)	(7,162)	(4,463)
Equity in undistributed (net income) loss of non-bank subsidiaries	(1,275)	(1,163)	(830)
Net unrealized (gains) losses on securities for which fair value was elected	(54)	2	(12)
Decrease (increase) in other assets	47	39	(172)
Increase in other liabilities	384	334	202

Net cash provided by operating activities	7,556	7,154	6,041

Cash flows from investing activities:
Capital transfer to subsidiaries	-	-	(29,130)
Purchase of securities	-	(100)	-

Net cash used in investing activities	-	(100)	(29,130)

Cash flows from financing activities:
Dividends paid	(8,214)	(8,125)	(6,933)
Proceeds from sale of treasury stock and option exercises, including tax benefit	951	1,447	1,269
Proceeds from stock offering, net of issuance costs	-	-	32,128
Repayment of long-term borrowing	-	-	(3,500)
Net advance to (repayment from) subsidiary	(200)	400	250

Net cash provided by (used in) financing activities	(7,463)	(6,278)	23,214

Net increase in cash	93	776	125
Cash beginning of year	1,936	1,160	1,035

Cash end of year	$2,029	$1,936	$1,160

21.  Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Unrealized holding gains on available for sale securities	$6,597	$22,457	$3,815
Less reclassification adjustment for gains recognized in earnings	(1,379)	(614)	(1,660)

Net unrealized gains	5,218	21,843	2,155
Tax effect	(1,826)	(7,642)	(755)

Net-of-tax amount	3,392	14,201	1,400

Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	260	(28)	(466)
Less reclassification adjustment for impairment loss recognized in earnings	-	398	2,241

Net unrealized gains	260	370	1,775
Tax effect	(91)	(130)	(621)

Net-of-tax amount	169	240	1,154

Actuarial loss on postemployment health care plan	(578)	(757)	(380)
Net amortization of transition obligation and actuarial gain	41	11	3

Net unrealized loss on postemployment health care plan	(537)	(746)	(377)
Tax effect	188	261	132

Net-of-tax amount	(349)	(485)	(245)

Unrealized loss on interest rate swap	(465)	(1,205)	(566)
Less reclassification adjustment for losses recognized in earnings	390	402	401

Net unrealized gain (loss)	(75)	(803)	(165)
Tax effect	26	281	58

Net-of-tax amount	(49)	(522)	(107)

Other comprehensive income	$3,163	$13,434	$2,202

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2012, 2011, and 2010:

	Balance 1/1/10	Increase (Decrease)	Balance 12/31/10	Increase (Decrease)	Balance 12/31/11	Increase (Decrease)	Balance 12/31/12

Unrealized gains (losses) on securities available for sale	$(4,517)	$2,554	$(1,963)	$14,441	$12,478	$3,561	$16,039
Unrealized gain (loss) on postretirement benefits plan	98	(245)	(147)	(485)	(632)	(349)	(981)
Unrealized loss on interest rate swap	(456)	(107)	(563)	(522)	(1,085)	(49)	(1,134)

Total	$(4,875)	$2,202	$(2,673)	$13,434	$10,761	$3,163	$13,924

22.  Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share data):

	Quarters Ended in 2012				Quarters Ended in 2011
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$16,824	$17,207	$17,133	$16,965	$15,694	$16,417	$16,793	$16,808
Net interest income	12,677	13,274	13,670	13,588	11,299	11,912	12,378	12,544
Provision for loan losses	1,104	1,746	1,188	2,343	777	992	904	2,264
Non-interest income	3,518	3,264	3,079	2,803	2,187	2,616	2,462	3,454
Non-interest expense	9,014	8,833	9,208	8,890	8,291	8,141	8,310	8,540
Net income	4,347	4,336	4,563	3,890	3,277	3,891	4,067	3,869
Net income per share, basic	0.35	0.35	0.37	0.31	0.27	0.32	0.33	0.31
Net income per share, diluted	0.35	0.35	0.37	0.31	0.27	0.32	0.33	0.31

A provision for loan losses in the amount of $2,343 and $2,264 was recorded during the quarters ended December 31, 2012 and 2011, respectively, as a result of specific reserves required for impaired loans in the commercial, industrial, and agricultural loan portfolio in the fourth quarters of 2012 and 2011. The quarterly volatility in non-interest income primarily relates to net realized gains and losses on available-for-sale securities.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2012. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 8, 2013

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 8, 2013	Date: March 8, 2013

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders (the “2013 proxy statement”), which we will file with the SEC on or before 120 days after our 2012 fiscal year-end, and which will appear in the 2013 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.bankcnb.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed as Exhibit 10.3 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

Exhibit No.	Description

10.6	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the 2006 Form 10-K, filed with the SEC on March 15, 2007, and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Cash Flows; and (iv) Consolidated Statements of Changes in Shareholders’ Equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 8, 2013	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2013.

/s/ Joseph B. Bower, Jr.	/s/ Dennis L. Merrey
JOSEPH B. BOWER, JR.	DENNIS L. MERREY, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/Jeffrey S. Powell
RICHARD L. GRESLICK, JR.	JEFFREY S. POWELL, Director
Secretary and Director

/s/ Brian W. Wingard	/s/ Charles H. Reams
BRIAN W. WINGARD	CHARLES H. REAMS, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Falger	/s/ James B. Ryan
WILLIAM F. FALGER, Director	JAMES B. RYAN, Director

/s/ Robert W. Montler	/s/ Richard B. Seager
ROBERT W. MONTLER, Director	RICHARD B. SEAGER, Director

/s/ Deborah Dick Pontzer	/s/ Peter F. Smith
DEBORAH DICK PONTZER, Director	PETER F. SMITH, Director

/s/ Joel E. Peterson
JOEL E. PETERSON, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*
10.3	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed as Exhibit 10.3 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*
10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.6	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
21	Subsidiaries of the Registrant, filed as Exhibit 21 to the 2006 Form 10-K, filed with the SEC on March 15, 2007, and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Additional information mailed to shareholders with proxy statement and Form 10-K
101	The following financial information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Cash Flows; and (iv) Consolidated Statements of Changes in Shareholders’ Equity.**

*	Denotes management contract or compensatory plan.

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