Form 10-Q
period 2013-03-31
CNB FINANCIAL CORP/PA
filed 2013-05-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the issuer’s common stock as of May 6, 2013

COMMON STOCK NO PAR VALUE PER SHARE: 12,510,492 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, liquidity, results of operations, future performance and business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements include, but are not limited to: changes in general business, industry or economic conditions or competition; changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; adverse changes or conditions in capital and financial markets; changes in interest rates; higher than expected costs or other difficulties related to integration of combined or merged businesses; the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions, including the previously announced acquisition of FC Banc Corp.; changes in the quality or composition of our loan and investment portfolios; adequacy of loan loss reserves; increased competition; loss of certain key officers; continued relationships with major customers; deposit attrition; rapidly changing technology; unanticipated regulatory or judicial proceedings and liabilities and other costs; changes in the cost of funds, demand for loan products or demand for financial services; and other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$35,188	$28,570
Interest bearing deposits with other banks	3,303	3,311

Total cash and cash equivalents	38,491	31,881

Interest bearing time deposits with other banks	275	225
Securities available for sale	760,945	737,311
Trading securities	5,066	4,459
Loans held for sale	956	2,398
Loans	936,005	931,225
Less: unearned discount	(3,309)	(3,401)
Less: allowance for loan losses	(13,897)	(14,060)

Net loans	918,799	913,764
FHLB and other equity interests	6,597	6,684
Premises and equipment, net	24,416	24,072
Bank owned life insurance	27,907	27,645
Mortgage servicing rights	674	714
Goodwill	10,946	10,946
Accrued interest receivable and other assets	14,775	12,980

TOTAL	$1,809,847	$1,773,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$163,646	$175,239
Interest bearing deposits	1,381,799	1,309,764

Total deposits	1,545,445	1,485,003

FHLB and other borrowings	75,152	97,806
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	22,525	24,286

Total liabilities	1,663,742	1,627,715

Common stock, $0 par value; authorized 50,000,000 shares; issued 12,599,603 shares	0	0
Additional paid in capital	43,840	44,223
Retained earnings	91,193	88,960
Treasury stock, at cost (90,314 shares at March 31, 2013 and 123,699 shares at December 31, 2012)	(1,245)	(1,743)
Accumulated other comprehensive income	12,317	13,924

Total shareholders’ equity	146,105	145,364

TOTAL	$1,809,847	$1,773,079

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,302	$12,255
Deposits with banks	0	2
Securities:
Taxable	3,409	3,683
Tax-exempt	957	871
Dividends	36	13

Total interest and dividend income	16,704	16,824

INTEREST EXPENSE:
Deposits	2,234	3,149
Borrowed funds	829	797
Subordinated debentures (includes $97 and $95 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2013 and 2012, respectively)	190	201

Total interest expense	3,253	4,147

NET INTEREST INCOME	13,451	12,677
PROVISION FOR LOAN LOSSES	930	1,104

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,521	11,573

NON-INTEREST INCOME:
Wealth and asset management fees	574	387
Service charges on deposit accounts	942	975
Other service charges and fees	430	432
Net realized gains on available-for-sale securities (includes $76 and $566 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2013 and 2012, respectively)	76	566
Net realized and unrealized gains on trading securities	303	320
Mortgage banking	255	265
Bank owned life insurance	262	261
Other	229	209

Total non-interest income	3,071	3,415

NON-INTEREST EXPENSES:
Salaries and benefits	5,197	4,725
Net occupancy expense	1,317	1,149
Data processing	767	725
State and local taxes	439	366
Legal, professional, and examination fees	400	228
Advertising	246	250
FDIC insurance premiums	279	259
Other	1,037	1,312

Total non-interest expenses	9,682	9,014

INCOME BEFORE INCOME TAXES	5,910	5,974
INCOME TAX EXPENSE (includes ($7) and $165 income tax expense from reclassification items in 2013 and 2012, respectively)	1,613	1,627

NET INCOME	$4,297	$4,347

EARNINGS PER SHARE:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended March 31,
	2013	2012
NET INCOME	$4,297	$4,347

Other comprehensive loss, net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain on interest rate swaps, net of tax of ($6) in 2013	12	1

Reclassification adjustment for losses recognized in earnings, net of tax of ($34) and ($33), respectively	63	62

	75	63

Net change in unrealized gains on securities available for sale:
Unrealized losses on other-than-temporarily impaired securities available for sale:
Unrealized losses arising during the period, net of tax of $15 in 2013	(27)	0

Unrealized losses on other securities available for sale:
Unrealized losses arising during the period, net of tax of $865 and $647, respectively	(1,606)	(1,201)
Reclassification adjustment for realized gains included in net income, net of tax of $27 and $198, respectively	(49)	(368)

	(1,655)	(1,569)

Other comprehensive loss	(1,607)	(1,506)

COMPREHENSIVE INCOME	$2,690	$2,841

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,297	$4,347
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	930	1,104
Depreciation and amortization of premises and equipment	554	522
Amortization and accretion of securities premiums and discounts and deferred loan fees and costs	1,126	992
Net realized gains on sales of available-for-sale securities	(76)	(566)
Net realized and unrealized gains on trading securities	(303)	(320)
Proceeds from sale of securities for which fair value was elected	1,567	1,749
Purchase of securities for which fair value was elected	(1,980)	(1,457)
Gain on sale of loans	(243)	(246)
Net gains on dispositions of premises and equipment and foreclosed assets	(2)	(6)
Proceeds from sale of loans	11,072	6,996
Origination of loans held for sale	(9,417)	(6,730)
Income on bank owned life insurance	(262)	(261)
Stock-based compensation expense	83	59
Contribution of treasury stock	30	30
Changes in:
Accrued interest receivable and other assets	(876)	5
Accrued interest payable and other liabilities	(1,646)	117

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,854	6,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing time deposits with other banks	(50)	(51)
Proceeds from maturities, prepayments and calls of securities	29,276	23,709
Proceeds from sales of securities	1,324	42,149
Purchase of securities	(57,812)	(152,141)
Loan origination and payments, net	(5,967)	(10,808)
Redemption of FHLB and other equity interests	87	76
Purchase of premises and equipment	(828)	(491)
Proceeds from the sale of premises and equipment and foreclosed assets	0	260

NET CASH USED IN INVESTING ACTIVITIES	(33,970)	(97,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	62,167	102,063
Certificates of deposit	(1,725)	(18,926)
Proceeds from sale of treasury stock	2	413
Cash dividends paid	(2,064)	(2,049)
Repayment of long-term borrowings	(44)	(39)
Proceeds from long-term borrowings	900	0
Net change in short-term borrowings	(23,510)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,726	81,462

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,610	(9,500)

CASH AND CASH EQUIVALENTS, Beginning	31,881	39,703

CASH AND CASH EQUIVALENTS, Ending	$38,491	$30,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,257	$4,175
Income taxes	$32	$225
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$51	$15
Grant of restricted stock awards from treasury stock	$539	$419

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2013 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2012 (the “2012 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data.

2.	ACQUISITION OF FC BANC CORP.

On March 26, 2013, the Corporation announced the signing of a definitive merger agreement to acquire FC Banc Corp. and its subsidiary, The Farmers Citizens Bank (“FC Bank”), for $30.00 per share in cash and stock, or approximately $40.4 million in the aggregate. FC Bank serves the northern Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations and a mortgage banking business headquartered in Dublin, Ohio. The transaction is expected to close in the fourth quarter of 2013, subject to customary closing conditions, including regulatory approvals and the approval of FC Banc Corp. shareholders.

3.	STOCK COMPENSATION

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

At March 31, 2013, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three month periods ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, the Corporation had 75,500 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $83 and $59 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $991 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2013 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	49,574	$15.37
Granted	31,500	17.10
Vested	(15,674)	15.23

Nonvested at end of period	65,400	$16.24

4.	FAIR VALUE

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of one corporate bond held by the Corporation has been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price this security using a proprietary model which incorporates assumptions about certain factors that market participants would use in pricing the securities, including bid/ask spreads and liquidity and credit premiums.

The Corporation’s structured pooled trust preferred security is priced using Level 3 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely, and the once-active market has become comparatively inactive. The Corporation engaged a third party consultant who has developed a model for pricing this security. Information such as historical and current performance of the underlying collateral, deferral and default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining the security valuation. Due to the current market conditions as well as the limited trading activity of these types of securities, the market value of the Corporation’s structured pooled trust preferred security is highly sensitive to assumption changes and market volatility.

The Corporation’s derivative instrument is an interest rate swap that is similar to those that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$2,025	$0	$2,025	$0
U.S. Government sponsored entities	192,770	0	192,770	0
States and political subdivisions	184,154	0	184,154	0
Residential and multi-family mortgage	296,305	0	296,305	0
Commercial mortgage	1,264	0	1,264	0
Corporate notes and bonds	15,336	0	13,269	2,067
Pooled trust preferred	558	0	0	558
Pooled SBA	67,001	67,001	0	0
Other securities	1,532	1,532	0	0

Total Securities Available For Sale	$760,945	$68,533	$689,787	$2,625

Trading Securities:
Corporate equity securities	$3,760	$3,760	$0	$0
Certificates of deposit	358	358	0	0
International mutual funds	261	261	0	0
Large cap growth mutual funds	158	158	0	0
Money market mutual funds	79	79	0	0
Large cap value mutual funds	106	106	0	0
Corporate notes and bonds	101	0	101	0
Real estate investment trust mutual funds	68	68	0	0
U.S. Government sponsored entities	57	0	57	0
Small cap mutual funds	59	59	0	0
Mid cap mutual funds	59	59	0	0

Total Trading Securities	$5,066	$4,908	$158	$0

Liabilities:
Interest rate swaps	$(1,630)	$0	$(1,630)	$0

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$4,036	$0	$4,036	$0
U.S. Government sponsored entities	163,781	0	163,781	0
States and political subdivisions	181,279	0	181,279	0
Residential and multi-family mortgage	316,822	0	316,822	0
Commercial mortgage	1,304	0	1,304	0
Corporate notes and bonds	15,024	0	13,044	1,980
Pooled trust preferred	600	0	0	600
Pooled SBA	52,927	52,631	296	0
Other securities	1,538	1,538	0	0

Total Securities Available For Sale	$737,311	$54,169	$680,562	$2,580

Trading Securities:
Corporate equity securities	$3,117	$3,117	$0	$0
Certificates of deposit	408	408	0	0
International mutual funds	287	287	0	0
Large cap growth mutual funds	157	157	0	0
Money market mutual funds	110	110	0	0
Large cap value mutual funds	104	104	0	0
Corporate notes and bonds	101	0	101	0
Real estate investment trust mutual funds	65	65	0	0
U.S. Government sponsored entities	58	0	58	0
Small cap mutual funds	26	26	0	0
Mid cap mutual funds	26	26	0	0

Total Trading Securities	$4,459	$4,300	$159	$0

Liabilities:
Interest rate swaps	$(1,745)	$0	$(1,745)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income	87	(42)

Balance, March 31, 2013	$2,067	$558

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or losses:
Included in other comprehensive income	(20)	—

Balance, March 31, 2012	$2,040	$340

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$2,067	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.2%

Pooled trust preferred	$558	Discounted cash flow	Collateral default rate	2% in 2013; 1.5% in 2014; 1.0% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	12% 7.2% CPR in 2013; 2.0% CPR in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$1,980	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.6%

Pooled trust preferred	$600	Discounted cash flow	Collateral default rate Yield Recovery probability	2% annually for 2 years; 0.36% thereafter 13% 10%, lagged 2 years

The significant unobservable inputs used in the fair value measurement of the Corporation’s corporate notes and bonds are prepayment rates, probability of default, and discount rate. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. At March 31, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of the Corporatin’s pooled trust preferred security are collateral default rate, yield, and recovery probability. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the three months ended March 31, 2013 and 2012, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2013	2012
U.S. Government sponsored entities	$0	$2,000
States and political subdivisions	0	4,655
Residential mortgage and asset backed	0	8,577

Total	$0	$15,232

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,256	$0	$0	$8,256
Commercial, industrial, and agricultural	1,661	0	0	1,661
Residential real estate	165	0	0	165

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,422	$0	$0	$8,422
Commercial, industrial, and agricultural	1,973	0	0	1,973
Residential real estate	402	0	0	402

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $11,325 with a valuation allowance of $1,243 as of March 31, 2013, resulting in an additional provision for loan losses of $201 for the corresponding three month period. Impaired loans had a principal balance of $12,535 with a valuation allowance of $1,738 as of December 31, 2012, and an additional provision for loan losses of $401 was recorded for the three months ended March 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$8,256	Sales comparison approach	Adjustment for differences between the comparable sales	1% - 39% (19%)

Impaired loans – commercial, industrial, and agricultural	$1,661	Income approach	Adjustment for differences in net operating income	27% - 32% (28%)

Impaired loans – residential real estate	$165	Sales comparison approach	Adjustment for differences between the comparable sales	17% - 26% (23%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$8,422	Sales comparison approach	Adjustment for differences between the comparable sales	1% - 39%(19%)

Impaired loans – commercial, industrial, and agricultural	1,973	Income approach	Adjusting for differences in net operating income	24% - 38%(27%)

Impaired loans – residential real estate	402	Sales comparison approach	Adjustment for differences between the comparable sales	10% - 15%(11%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2013:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$38,491	$38,491	$0	$0	$38,491
Interest bearing time deposits with other banks	275	0	281	0	281
Securities available for sale	760,945	68,533	689,787	2,625	760,945
Trading securities	5,066	4,908	158	0	5,066
Loans held for sale	956	0	981	0	981
Net loans	918,799	0	0	922,845	922,845
FHLB and other equity interests	6,597	n/a	n/a	n/a	n/a
Accrued interest receivable	7,451	385	3,879	3,187	7,451

LIABILITIES
Deposits	$(1,545,445)	$(1,334,227)	$(213,177)	$0	$(1,547,404)
FHLB and other borrowings	(75,152)	0	(82,624)	0	(82,624)
Subordinated debentures	(20,620)	0	(10,999)	0	(10,999)
Interest rate swaps	(1,630)	0	(1,630)	0	(1,630)
Accrued interest payable	(971)	(283)	(671)	(17)	(971)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$31,881	$31,881	$0	$0	$31,881
Interest bearing time deposits with other banks	225	0	230	0	230
Securities available for sale	737,311	54,169	680,562	2,580	737,311
Trading securities	4,459	4,300	159	0	4,459
Loans held for sale	2,398	0	2,460	0	2,460
Net loans	913,764	0	0	917,785	917,785
FHLB and other equity interests	6,684	n/a	n/a	n/a	n/a
Accrued interest receivable	6,863	278	3,498	3,087	6,863

LIABILITIES
Deposits	$(1,485,003)	$(1,272,060)	$(215,485)	$0	$(1,487,545)
FHLB and other borrowings	(97,806)	0	(105,850)	0	(105,850)
Subordinated debentures	(20,620)	0	(10,682)	0	(10,682)
Interest rate swaps	(1,745)	0	(1,745)	0	(1,745)
Accrued interest payable	(1,022)	(301)	(707)	(14)	(1,022)

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

5.	SECURITIES

Securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013				December 31, 2012
	Amortized Cost	Unrealized		Fair Value	Amortized	Unrealized		Fair Value
		Gains	Losses		Cost	Gains	Losses
U.S. Treasury	$2,013	$12	$0	$2,025	$4,018	$18	$0	$4,036
U.S. Gov’t sponsored entities	187,548	5,615	(393)	192,770	157,965	5,977	(161)	163,781
State & political subdivisions	174,115	10,198	(159)	184,154	170,223	11,113	(57)	181,279
Residential & multi-family mortgage	289,153	7,932	(780)	296,305	308,800	8,724	(702)	316,822
Commercial mortgage	1,267	0	(3)	1,264	1,275	29	0	1,304
Corporate notes & bonds	17,371	93	(2,128)	15,336	17,368	26	(2,370)	15,024
Pooled trust preferred	800	0	(242)	558	800	0	(200)	600
Pooled SBA	65,069	2,071	(139)	67,001	50,667	2,277	(17)	52,927
Other securities	1,521	11	0	1,532	1,521	17	0	1,538

Total	$738,857	$25,932	$(3,844)	$760,945	$712,637	$28,181	$(3,507)	$737,311

At March 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Trading securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Corporate equity securities	$3,760	$3,117
Certificates of deposit	358	408
International mutual funds	261	287
Large cap growth mutual funds	158	157
Money market mutual funds	79	110
Large cap value mutual funds	106	104
Corporate notes and bonds	101	101
Real estate investment trust mutual funds	68	65
U.S. Government sponsored entities	57	58
Small cap mutual funds	59	26
Mid cap mutual funds	59	26

Total	$5,066	$4,459

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	60,309	(393)	0	0	60,309	(393)
State & political subdivisions	16,547	(155)	482	(4)	17,029	(159)
Residential & multi-family mortgage	43,505	(774)	878	(6)	44,383	(780)
Commercial mortgage	1,264	(3)	0	0	1,264	(3)
Corporate notes & bonds	0	0	11,236	(2,128)	11,236	(2,128)
Pooled trust preferred	0	0	558	(242)	558	(242)
Pooled SBA	9,501	(139)	0	0	9,501	(139)
Other securities	0	0	0	0	0	0

	$131,126	$(1,464)	$13,154	$(2,380)	$144,280	$(3,844)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	41,715	(161)	0	0	41,715	(161)
State & political subdivisions	7,857	(57)	0	0	7,857	(57)
Residential & multi-family mortgage	32,159	(688)	4,254	(14)	36,413	(702)
Commercial mortgage	0	0	0	0	0	0
Corporate notes & bonds	0	0	13,002	(2,370)	13,002	(2,370)
Pooled trust preferred	0	0	600	(200)	600	(200)
Pooled SBA	3,521	(17)	0	0	3,521	(17)
Other securities	0	0	0	0	0	0

	$85,252	$(923)	$17,856	$(2,584)	$103,108	$(3,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2013, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $558. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three months ended March 31, 2013, and March 31, 2012, no other-than-temporary impairment was required to be realized in earnings. At March 31, 2013 and December 31, 2012, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2013 and 2012 is as follows:

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$4,054

Due to the insignificance of the adjusted amortized cost balance, no further disclosures are required with respect to the Corporation’s structured pooled trust preferred securities.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management also monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. When reviewing this information, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of March 31, 2013 and December 31, 2012, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2013	$1,324	$76	$0
Three months ended March 31, 2012	42,149	636	(72)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2013:

	Amortized
	Cost	Fair Value
1 year or less	$35,468	$35,749
1 year – 5 years	121,517	124,627
5 years – 10 years	176,162	185,331
After 10 years	48,700	49,136

	381,847	394,843
Residential and multi-family mortgage	289,153	296,305
Pooled SBA	65,069	67,001
Commercial mortgage	1,267	1,264

Total debt securities	$737,336	$759,413

Mortgage and asset backed securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2013 and December 31, 2012, securities carried at $263,391 and $264,813, respectively, were pledged to secure public deposits and for other purposes as provided by law.

6.	LOANS

Total net loans at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Commercial, industrial, and agricultural	$259,355	$257,091
Commercial mortgages	266,021	261,791
Residential real estate	347,197	347,904
Consumer	57,882	58,668
Credit cards	4,604	4,800
Overdrafts	946	971
Less: unearned discount	(3,309)	(3,401)
allowance for loan losses	(13,897)	(14,060)

Loans, net	$918,799	$913,764

At March 31, 2013 and December 31, 2012, net unamortized loan costs of $144 and $232, respectively, have been included in the carrying value of loans.

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

Transactions in the allowance for loan losses for the three months ended March 31, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	0	(607)	(172)	(331)	(12)	(47)	(1,169)
Recoveries	0	1	1	41	2	31	76
Provision (benefit) for loan losses	331	208	100	298	4	(11)	930

Allowance for loan losses, March 31, 2013	$5,271	$4,299	$2,395	$1,707	$77	$148	$13,897

Transactions in the allowance for loan losses for the three months ended March 31, 2012 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(225)	(115)	(87)	(256)	(19)	(67)	(769)
Recoveries	3	—	—	27	1	34	65
Provision for loan losses	653	22	93	260	43	33	1,104

Allowance for loan losses, March 31, 2012	$4,942	$4,377	$1,997	$1,435	$96	$168	$13,015

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2013 and December 31, 2012. The recorded investment in loans excludes accrued interest due to its insignificance.

March 31, 2013

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$151	$28	$0	$0	$0	$720
Collectively evaluated for impairment	4,730	3,512	2,367	1,707	77	148	12,541
Modified in a troubled debt restructuring	0	636	0	0	0	0	636

Total ending allowance balance	$5,271	$4,299	$2,395	$1,707	$77	$148	$13,897

Loans:
Loans individually evaluated for impairment	$2,307	$10,678	$201	$0	$0	$0	$13,186
Loans collectively evaluated for impairment	255,662	246,847	346,996	54,573	4,604	946	909,628
Loans modified in a troubled debt restructuring	1,386	8,496	0	0	0	0	9,882

Total ending loans balance	$259,355	$266,021	$347,197	$54,573	$4,604	$946	$932,696

December 31, 2012

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$131	$81	$0	$0	$0	$753
Collectively evaluated for impairment	4,399	3,467	2,385	1,699	83	175	12,208
Modified in a troubled debt restructuring	0	1,099	0	0	0	0	1,099

Total ending allowance balance	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Loans:
Loans individually evaluated for impairment	$2,623	$10,683	$593	$0	$0	$0	$13,899
Loans collectively evaluated for impairment	253,048	240,907	347,311	55,267	4,800	971	902,304
Loans modified in a troubled debt restructuring	1,420	10,201	0	0	0	0	11,621

Total ending loans balance	$257,091	$261,791	$347,904	$55,267	$4,800	$971	$927,824

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

March 31, 2013

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,219	$1,468	$541
Commercial mortgage	5,879	4,885	787
Residential real estate	127	123	28
With no related allowance recorded:
Commercial, industrial, and agricultural	2,752	2,225	0
Commercial mortgage	16,062	14,289	0
Residential real estate	158	78	0

Total	$27,197	$23,068	$1,356

December 31, 2012

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,542	$1,792	$541
Commercial mortgage	5,870	5,329	1,230
Residential real estate	416	381	81
With no related allowance recorded:
Commercial, industrial, and agricultural	2,804	2,251	0
Commercial mortgage	17,285	15,555	0
Residential real estate	308	212	0

Total	$29,225	$25,520	$1,852

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,630	$0	$0	$2,673	$4	$4
Commercial mortgage	5,107	3	3	4,918	0	0
Residential real estate	252	1	1	169	4	4
With no related allowance recorded:
Commercial, industrial, and agricultural	2,238	0	0	3,412	0	0
Commercial mortgage	14,922	0	0	12,061	0	0
Residential real estate	145	0	0	0	0	0

Total	$24,294	$4	$4	$23,233	$8	$8

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,725	$0	$3,073	$0
Commercial mortgages	10,986	0	8,570	109
Residential real estate	2,467	0	2,792	18
Consumer	9	208	10	217
Credit cards	0	13	0	13

Total	$16,187	$221	$14,445	$357

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans.

March 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$256	$6	$2,725	$2,987	$256,368	$259,355
Commercial mortgages	1,467	14	10,986	12,467	253,554	266,021
Residential real estate	765	338	2,467	3,570	343,627	347,197
Consumer	327	149	217	693	53,880	54,573
Credit cards	22	16	13	51	4,553	4,604
Overdrafts	0	0	0	0	946	946

Total	$2,837	$523	$16,408	$19,768	$912,928	$932,696

December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$724	$157	$2,968	$3,849	$253,242	$257,091
Commercial mortgages	1,162	3,197	8,679	13,038	248,753	261,791
Residential real estate	1,390	641	2,700	4,731	343,173	347,904
Consumer	724	203	227	1,154	54,113	55,267
Credit cards	39	9	13	61	4,739	4,800
Overdrafts	0	0	0	0	971	971

Total	$4,039	$4,207	$14,587	$22,833	$904,991	$927,824

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	2	$1,386	$0	2	$1,420	$0
Commercial mortgages	9	8,496	636	8	10,201	1,099
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	11	$9,882	$636	10	$11,621	$1,099

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	1	346	403
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$346	$403

	Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	4	2,556	2,556
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	4	$2,556	$2,556

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $101 during the three months ended March 31, 2013 and 2012, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 4 to 18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2013 and December 31, 2012 and no principal balances were forgiven in connection with the loan restructurings. During the three months ended March 31, 2013, the Corporation recorded a partial chargeoff of $595 for one commercial mortgage loan with a balance of $1,660 that had defaulted under its restructured terms in 2012 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $135 on this loan during the three months ended March 31, 2013.

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

March 31, 2013

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$231,712	$7,975	$19,523	$145	$259,355
Commercial mortgages	233,224	9,487	22,612	698	266,021

Total	$464,936	$17,462	$42,135	$843	$525,376

December 31, 2012

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$234,835	$6,641	$15,459	$156	$257,091
Commercial mortgages	225,294	12,294	23,501	702	261,791

Total	$460,129	$18,935	$38,960	$858	$518,882

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$344,730	$54,356	$4,591	$345,094	$55,040	$4,787
Non-performing	2,467	217	13	2,810	227	13

Total	$347,197	$54,573	$4,604	$347,904	$55,267	$4,800

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

Holiday’s loan portfolio is summarized as follows at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Consumer	$20,756	$21,535
Residential real estate	1,012	954
Less: unearned discount	(3,309)	(3,401)

Total	$18,459	$19,088

7.	DEPOSITS

Total deposits at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	Percentage
	Change	March 31, 2013	December 31, 2012
Checking, non-interest bearing	(6.6%)	$163,646	$175,239
Checking, interest bearing	5.7%	355,992	336,911
Savings accounts	7.2%	814,589	759,910
Certificates of deposit	(0.8%)	211,218	212,943

	4.1%	$1,545,445	$1,485,003

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2013 and 2012, 37,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended March 31,
	2013	2012
Basic earnings per common share computation:
Net income per consolidated statements of income	$4,297	$4,347
Net earnings allocated to participating securities	(20)	(16)

Net earnings allocated to common stock	$4,277	$4,331

Distributed earnings allocated to common stock	$2,053	$2,041
Undistributed earnings allocated to common stock	2,224	2,290

Net earnings allocated to common stock	$4,277	$4,331

Weighted average common shares outstanding, including shares considered participating securities	12,493	12,402
Less: Average participating securities	(49)	(40)

Weighted average shares	12,444	12,362

Basic earnings per common share	$0.34	$0.35

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,277	$4,331

Weighted average common shares outstanding for basic earnings per common share	12,444	12,362
Add: Dilutive effects of assumed exercises of stock options	1	4

Weighted average shares and dilutive potential common shares	12,445	12,366

Diluted earnings per common share	$0.34	$0.35

9.	DERIVATIVE INSTRUMENTS

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At March 31, 2013, the variable rate on the subordinated debt was 1.83% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

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

As of March 31, 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

	Liability Derivative
	Balance Sheet Location	Fair value as of
		March 31, 2013	December 31, 2012
Interest rate contracts	Accrued interest and other liabilities	($1,630)	($1,745)

For the Three Months Ended March 31, 2013	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$75	Interest expense – subordinated debentures	($97)	Other income	$0
For the Three Months Ended March 31, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$63	Interest expense – subordinated debentures	($95)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $386.

As of March 31, 2013 and December 31, 2012, a cash collateral balance in the amount of $1,950 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The effect of adopting ASU 2013-02 did not have a material effect on the Corporation’s financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The Corporation is evaluating the effect that the adoption of ASU 2013-04 will have on its financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Cambria, Cameron, Clearfield, Crawford, Elk, Erie, Indiana, McKean and Warren. The Bank’s market area also includes a portion of western Centre County including Philipsburg Borough, Rush Township and the western portions of Snow Shoe and Burnside Townships and a portion of Jefferson County, consisting of the boroughs of Brockway, Falls Creek, Punxsutawney, Reynoldsville and Sykesville, and the townships of Washington, Winslow and Henderson.

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

PENDING ACQUISITION

On March 26, 2013, the Corporation announced the signing of a definitive merger agreement to acquire FC Banc Corp. and its subsidiary, The Farmers Citizens Bank (“FC Bank”), for $30.00 per share in cash and stock, or approximately $40.4 million in the aggregate. FC Bank serves the northern Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations and a mortgage banking business headquartered in Dublin, Ohio. The transaction is expected to close in the fourth quarter of 2013, subject to customary closing conditions, including regulatory approvals and the approval of FC Banc Corp. shareholders. FC Bank will operate as a separate and distinctly branded division of CNB Bank, with local decision making and oversight.

GENERAL OVERVIEW

The Bank expanded its ERIEBANK division by opening a second full service office in Meadville, Pennsylvania in the third quarter of 2012. In addition, a CNB Bank loan production office in Indiana, Pennsylvania was made a full service branch location in the first quarter of 2013. The Corporation opened a ninth office for Holiday in Dubois, Pennsylvania in the third quarter of 2012. The Corporation also purchased a consumer discount company in Ebensburg, Pennsylvania during the third quarter of 2012, resulting in the acquisition of a loan portfolio of approximately $1 million with a purchase premium of $200 thousand. The Corporation is operating the acquired location as its tenth Holiday office. The Corporation anticipates opening an eleventh Holiday office in Indiana, Pennsylvania during 2013.

Management believes that the Corporation’s ERIEBANK market, along with the traditional CNB Bank and Holiday Financial Services Corporation market areas, should provide the Bank with sustained loan and deposit growth during the remainder of 2013.

Management concentrates on return on average equity and earnings per share metrics, plus other metrics, to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. Some compression of the net interest margin was experienced in 2012 and the net interest margin has decreased six basis points in the first three months of 2013 compared to the first three months of 2012 as a result of the current interest rate environment. During the past several years, in order to address the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2012 and the first three months of 2013 but maintained deposit growth as a result of marketing a savings product which carries a highly competitive annual percentage yield. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2013 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2013.

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

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare various studies and reports for Congress.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $38.5 million at March 31, 2013 compared to $31.9 million at December 31, 2012. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $24.2 million or 3.3% since December 31, 2012. The increase is primarily due to the purchases of U.S. Government agency securities and pooled SBA securities and resulted from deposit growth not reinvested in loans. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $4.9 million, or 0.5%, during the first three months of 2013. Lending efforts are focused in the west, central and northwest Pennsylvania markets and consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2013.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Three months ending March 31, 2013	Year ending December 31, 2012	Three months ending March 31, 2012
Balance at beginning of period	$14,060	$12,615	$12,615
Charge-offs:
Commercial, industrial, and agricultural	—	2,871	225
Commercial mortgages	607	401	115
Residential real estate	172	304	87
Consumer	331	1,279	256
Credit cards	12	78	19
Overdrafts	47	257	67

	1,169	5,190	769

Recoveries:
Commercial, industrial, and agricultural	—	45	3
Commercial mortgages	1	—	—
Residential real estate	1	1	—
Consumer	41	91	27
Credit cards	2	18	1
Overdraft deposit accounts	31	99	34

	76	254	65

Net charge-offs	(1,093)	(4,936)	(704)

Provision for loan losses	930	6,381	1,104

Balance at end of period	$13,897	$14,060	$13,015

Loans, net of unearned	$932,696	$927,824	$860,010
Allowance to net loans	1.49%	1.52%	1.51%
Net charge-offs to average loans (annualized)	0.47%	0.55%	0.33%
Nonperforming assets	$16,784	$15,127	$17,408
Nonperforming % of total assets	0.93%	0.85%	1.03%

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

During the three months ended March 31, 2013, CNB recorded a provision for loan losses of $930 thousand, as compared to a provision for loan losses of $1.1 million for the three months ended March 31, 2012. A commercial mortgage loan that was impaired at December 31, 2012 was placed on nonaccrual status during the three months ended March 31, 2013, resulting in an increase in nonperforming assets of $2.9 million. No loan loss reserve was required for this loan as of March 31, 2013 or December 31, 2012. A loan modified in a troubled debt restructuring that was nonperforming at December 31, 2012 was partially charged off in the first quarter of 2013, resulting in a decrease in nonperforming assets of $595 thousand. An additional provision for loan losses of $135 thousand was recorded for this loan during the three months ended March 31, 2013.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2013.

PREMISES AND EQUIPMENT

In the second quarter of 2013, the Corporation entered into a contractual commitment to expand its main office facility in Clearfield, Pennsylvania at an approximate cost of $4 million. Construction will commence in the second quarter, with completion of the project expected by the end of the first quarter of 2014.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $60.4 million from $1.49 billion at December 31, 2012 to $1.55 billion at March 31, 2013. The growth in deposits was primarily due to increases in savings accounts of $54.7 million over this period as a result of the Corporation’s marketing of a savings product which carries an annual percentage yield which is highly competitive in the current interest rate environment.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2013. Total shareholders’ equity was $146.1 million at March 31, 2013 and $145.4 million at December 31, 2012. In the first three months of 2013, the Corporation earned $4.3 million and declared dividends of $2.1 million, a dividend payout ratio of 48.0% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Total risk-based capital ratio	15.53%	15.28%
Tier 1 capital ratio	14.28%	14.03%
Leverage ratio	8.03%	8.06%
Tangible common equity/tangible assets (1)	7.51%	7.63%

Book value per share	$11.68	$11.65
Tangible book value per share (1)	10.80	10.77

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	March 31, 2013	December 31, 2012
Shareholders’ equity	$146,105	$145,364
Less goodwill	10,946	10,946

Tangible common equity	$135,159	$134,418

Total assets	$1,809,847	$1,773,079
Less goodwill	10,946	10,946

Tangible assets	$1,798,901	$1,762,133

Ending shares outstanding	12,509,289	12,475,904

Tangible book value per share	$10.80	$10.77
Tangible common equity/tangible assets	7.51%	7.63%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2013 (in thousands):

Commitments to extend credit	$263,034
Standby letters of credit	13,075

$276,109

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2013			March 31, 2012
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$3,884	0.00%	$—	$4,251	0.19%	$2
Securities:
Taxable (1)	618,620	2.30%	3,409	582,354	2.59%	3,683
Tax-Exempt (1,2)	129,879	4.62%	1,431	104,136	5.26%	1,292
Equity Securities (1,2)	3,964	4.94%	49	2,285	2.98%	17

Total securities	752,463	2.71%	4,889	688,775	2.98%	4,992

Loans:
Commercial (2)	302,840	4.76%	3,601	287,433	5.01%	3,597
Mortgage (2)	580,638	4.85%	7,034	518,893	5.45%	7,069
Consumer	49,075	14.74%	1,808	49,877	13.84%	1,726

Total loans (3)	932,553	5.34%	12,443	856,203	5.79%	12,392

Total earning assets	1,688,900	4.18%	$17,332	1,549,229	4.55%	$17,386

Non interest-bearing assets:
Cash and due from banks	32,858			32,740
Premises and equipment	24,345			24,043
Other assets	57,327			54,767
Allowance for loan losses	(13,958)			(12,828)

Total non interest-bearing assets	100,572			98,722

TOTAL ASSETS	$1,789,472			$1,647,951

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$347,020	0.43%	$370	$301,281	0.57%	$428
Savings	796,417	0.57%	1,137	681,672	0.97%	1,649
Time	211,615	1.37%	727	254,922	1.68%	1,072

Total interest-bearing deposits	1,355,052	0.66%	2,234	1,237,875	1.02%	3,149
Short-term borrowings	4,717	0.59%	7	2,183	0.18%	1
Long-term borrowings	74,867	4.39%	822	74,430	4.28%	796
Subordinated debentures	20,620	3.69%	190	20,620	3.90%	201

Total interest-bearing liabilities	1,455,256	0.89%	$3,253	1,335,108	1.24%	$4,147

Demand - non interest-bearing	165,450			157,429
Other liabilities	22,580			21,268

Total liabilities	1,643,286			1,513,805
Shareholders’ equity	146,186			134,146

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,789,472			$1,647,951

Interest income/Earning assets		4.18%	$17,332		4.55%	$17,386
Interest expense/Interest-bearing liabilities		0.89%	3,253		1.24%	4,147

Net interest spread		3.29%	$14,079		3.30%	$13,239

Interest income/Earning assets		4.18%	17,332		4.55%	17,386
Interest expense/Earning assets		0.77%	3,253		1.07%	4,147

Net interest margin		3.41%	$14,079		3.47%	$13,239

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.3 million in both the first quarter of 2013 and 2012. The earnings per diluted share were $0.34 in the first quarter of 2013 and $0.35 in the first quarter of 2012. The return on assets and return on equity for the first quarter of 2013 are 0.96% and 11.76% compared to 1.06% and 12.96% for the first quarter of 2012.

INTEREST INCOME AND EXPENSE

Net interest income totaled $13.5 million, an increase of $774 thousand, or 6.1%, over the first quarter of 2012. Total interest and dividend income decreased by $120 thousand, or 0.7%, as compared to the first quarter of 2012. Net interest margin on a fully tax equivalent basis was 3.41% for the three months ended March 31, 2013, compared to 3.47% for the three months ended March 31, 2012.

Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets, primarily because the composition of earning assets has shifted to a greater percentage of investment securities as deposit growth has exceeded loan growth. Total interest expense decreased $894 thousand, or 21.6%, as compared to the first quarter of 2012 due to decreases in the cost of core deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $930 thousand in the first quarter of 2013 compared to $1.1 million in the first quarter of 2012. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the first quarter of 2013, the Corporation increased its loss reserve in connection with a nonperforming commercial mortgage loan that was modified in a troubled debt restructuring in a prior year.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2013.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $2.7 million for the three months ended March 31, 2013, compared to $2.5 million for the three months ended March 31, 2012. Net realized gains on available-for-sale securities were $76 thousand during the three months ended March 31, 2013, and $566 thousand during the three months ended March 31, 2012. Net realized and unrealized gains on trading securities were $303 thousand and $320 thousand during the three months ended March 31, 2013 and 2012, respectively.

Wealth and asset management fees increased from $387 during the three months ended March 31, 2012 to $574 thousand during the three months ended March 31, 2013 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $668 thousand, or 7.4%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Salaries and benefits expenses increased $472 thousand, or 10.0%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions.

Total non-interest expenses on an annualized basis in relation to CNB’s average asset size declined from 2.19% for the three months ended March 31, 2012 to 2.16% for the three months ended March 31, 2013.

INCOME TAX EXPENSE

Income tax expense was $1.6 million in both the first quarter of 2013 and 2012, resulting in effective tax rates of 27.3% and 27.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 3 (Securities), and Note 4 (Loans), of the Corporation’s 2012 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and fair value of securities. There have been no significant changes in the application of accounting policies since December  31, 2012.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At March 31, 2013 and December 31, 2012, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

March 31, 2013		December 31, 2012
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	2.7%	400	-0.5%
300	2.8%	300	-0.8%
100	1.9%	100	2.3%
(100)	-3.9%	(100)	-4.0%

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – Management of the Corporation urges the reader to understand and consider the following updated risk factor in addition to those disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 8, 2013.

The risks presented by acquisitions could adversely affect our financial condition and result of operations.

Any acquisitions, including our pending acquisition of FC Banc Corp., will be accompanied by the risks commonly encountered in acquisitions including, among other things: our ability to realize anticipated cost savings and avoid unanticipated costs relating to the merger, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management. These risks may prevent the Corporation from fully realizing the anticipated benefits of an acquisition or cause the realization of such benefits to take longer than expected.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on March 27, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2013	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 9, 2013	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on March 27, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.