Form 10-Q
period 2013-06-30
CNB FINANCIAL CORP/PA
filed 2013-08-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2013

COMMON STOCK NO PAR VALUE PER SHARE: 12,512,244 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$20,773	$28,570
Interest bearing deposits with other banks	4,021	3,311

Total cash and cash equivalents	24,794	31,881

Interest bearing time deposits with other banks	277	225
Securities available for sale	724,298	737,311
Trading securities	4,729	4,459
Loans held for sale	53	2,398
Loans	986,482	931,225
Less: unearned discount	(3,535)	(3,401)
Less: allowance for loan losses	(15,500)	(14,060)

Net loans	967,447	913,764
FHLB and other equity interests	7,565	6,684
Premises and equipment, net	24,833	24,072
Bank owned life insurance	29,383	27,645
Mortgage servicing rights	696	714
Goodwill	10,946	10,946
Accrued interest receivable and other assets	14,424	12,980

TOTAL	$1,809,445	$1,773,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$176,700	$175,239
Interest bearing deposits	1,369,846	1,309,764

Total deposits	1,546,546	1,485,003
FHLB and other borrowings	100,477	97,806
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	10,822	24,286

Total liabilities	1,678,465	1,627,715

Common stock, $0 par value; authorized 50,000,000
shares; issued 12,599,603 shares	0	0
Additional paid in capital	43,950	44,223
Retained earnings	92,080	88,960
Treasury stock, at cost (88,508 shares at June 30, 2013
and 123,699 shares at December 31, 2012)	(1,222)	(1,743)
Accumulated other comprehensive income (loss)	(3,828)	13,924

Total shareholders’ equity	130,980	145,364

TOTAL	$1,809,445	$1,773,079

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended June 30,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans including fees	$12,281	$12,394
Securities:
Taxable	3,474	3,890
Tax-exempt	965	905
Dividends	38	18

Total interest and dividend income	16,758	17,207

INTEREST EXPENSE:
Deposits	1,955	2,946
Borrowed funds	779	787
Subordinated debentures (includes $105 and $98 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2013 and 2012, respectively)	198	200

Total interest expense	2,932	3,933

NET INTEREST INCOME	13,826	13,274
PROVISION FOR LOAN LOSSES	3,115	1,746

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,711	11,528

NON-INTEREST INCOME:
Wealth and asset management fees	538	426
Service charges on deposit accounts	1,019	996
Other service charges and fees	524	468
Net realized gains on available-for-sale securities (includes $252 and $731 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2013 and 2012, respectively)	252	731
Net realized and unrealized gains (losses) on trading securities	28	(140)
Mortgage banking	271	196
Bank owned life insurance	815	262
Other	324	325

Total non-interest income	3,771	3,264

NON-INTEREST EXPENSES:
Salaries and benefits	5,332	4,619
Net occupancy expense	1,281	1,107
Data processing	1,088	692
State and local taxes	436	365
Legal, professional, and examination fees	502	299
Advertising	246	250
FDIC insurance premiums	319	274
Other	1,589	1,227

Total non-interest expenses	10,793	8,833

INCOME BEFORE INCOME TAXES	3,689	5,959
INCOME TAX EXPENSE (includes $51 and $222 income tax expense from reclassification items in 2013 and 2012, respectively	738	1,623

NET INCOME	$2,951	$4,336

EARNINGS PER SHARE:
Basic	$0.24	$0.35
Diluted	$0.24	$0.35
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended June 30,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans including fees	$24,583	$24,649
Federal funds sold		—
Securities:
Taxable	6,883	7,575
Tax-exempt	1,922	1,776
Dividends	74	31

Total interest and dividend income	33,462	34,031

INTEREST EXPENSE:
Deposits	4,189	6,095
Borrowed funds	1,608	1,584
Subordinated debentures (includes $202 and $192 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2013 and 2012, respectively)	388	401

Total interest expense	6,185	8,080

NET INTEREST INCOME	27,277	25,951
PROVISION FOR LOAN LOSSES	4,045	2,850

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,232	23,101

NON-INTEREST INCOME:
Wealth and asset management fees	1,112	813
Service charges on deposit accounts	1,961	1,971
Other service charges and fees	954	900
Net realized gains on available-for-sale securities (includes $328 and $1,297 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2013 and 2012, respectively)	328	1,297
Net realized and unrealized gains (losses) on trading securities	331	180
Mortgage banking	526	461
Bank owned life insurance	1,077	523
Other	553	534

Total non-interest income	6,842	6,679

NON-INTEREST EXPENSES:
Salaries and benefits	10,529	9,344
Net occupancy expense	2,598	2,256
Data processing	1,855	1,418
State and local taxes	875	730
Legal, professional, and examination fees	1,276	528
Advertising	492	500
FDIC insurance premiums	598	533
Other	2,252	2,538

Total non-interest expenses	20,475	17,847

INCOME BEFORE INCOME TAXES	9,599	11,933
INCOME TAX EXPENSE (includes $44 and $387 income tax expense from reclassification items in 2013 and 2012, respectively	2,351	3,250

NET INCOME	$7,248	$8,683

EARNINGS PER SHARE:
Basic	$0.58	$0.70
Diluted	$0.58	$0.70
DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NET INCOME	$2,951	$4,336	$7,248	$8,683

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain (loss) on interest rate swaps, net of tax of ($101) and and $107 for the three months ended June 30, 2013 and 2012, and ($95) and $106 for the six months ended June 30, 2013 and 2012	177	(199)	188	(197)

Reclassification adjustment for losses recognized in earnings, net of tax of ($37) and ($34) for the three months ended June 30, 2013 and 2012, and ($71) and ($67) for the six months ended June 30, 2013 and 2012	68	64	131	125

	245	(135)	319	(72)

Net change in unrealized gains on securities available for sale:
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of ($25) and ($7) for the three months ended June 30, 2013 and 2012, and ($11) and ($7) for the six months ended June 30, 2013 and 2012	47	13	20	13

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $8,762 and ($2,455) for the three months ended June 30, 2013 and 2012, and $9,627 and ($1,809) for the six months ended June 30, 2013 and 2012	(16,273)	4,560	(17,878)	3,359
Reclassification adjustment for realized gains included in net income, net of tax of $88 and $256 for the three months ended June 30, 2013 and 2012, and $115 and $454 for the six months ended June 30, 2013 and 2012	(164)	(475)	(213)	(843)

	(16,437)	4,085	(18,091)	2,516

Other comprehensive income (loss)	(16,145)	3,963	(17,752)	2,457

COMPREHENSIVE INCOME (LOSS)	$(13,194)	$8,299	$(10,504)	$11,140

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,248	$8,683
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	4,045	2,850
Depreciation and amortization of premises and equipment	1,120	1,055
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, and unearned income	2,117	2,125
Net realized gains on sales of available-for-sale securities	(328)	(1,297)
Net realized and unrealized gains on trading securities	(331)	(180)
Proceeds from sale of trading securities	3,818	1,850
Purchase of trading securities	(3,803)	(2,225)
Gain on sale of loans	(504)	(432)
Net gains on dispositions of premises and equipment and foreclosed assets	(77)	(19)
Proceeds from sale of loans	18,116	15,500
Origination of loans held for sale	(15,392)	(15,200)
Income on bank owned life insurance	(1,077)	(523)
Stock-based compensation expense	186	132
Contribution of treasury stock	60	60
Changes in:
Accrued interest receivable and other assets	(141)	(1,563)
Accrued interest payable and other liabilities	(3,526)	1,648

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,531	12,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing time deposits with other banks	(52)	(51)
Proceeds from maturities, prepayments and calls of securities	63,596	51,504
Proceeds from sales of securities	33,672	88,617
Purchase of securities	(113,998)	(214,250)
Loan origination and payments, net	(57,734)	(58,599)
Purchase of bank owned life insurance	(2,000)	0
Purchase of FHLB and other equity interests	(881)	(311)
Purchase of premises and equipment	(1,738)	(1,038)
Proceeds from the sale of premises and equipment and foreclosed assets	429	467

NET CASH USED IN INVESTING ACTIVITIES	(78,706)	(133,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	75,382	145,689
Certificates of deposit	(13,839)	(44,119)
Proceeds from sale of treasury stock	2	528
Cash dividends paid	(4,128)	(4,102)
Proceeds from long-term borrowings	900	0
Repayment of long-term borrowings	(94)	(79)
Net change in short-term borrowings	1,865	7,805

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,088	105,722

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,087)	(15,475)
CASH AND CASH EQUIVALENTS, Beginning	31,881	39,703

CASH AND CASH EQUIVALENTS, Ending	$24,794	$24,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,326	$8,262
Income taxes	$1,862	$3,488
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$204	$15
Grant of restricted stock awards from treasury stock	$539	$419
Contribution of treasury stock	$60	$60

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2013 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2012 (the “2012 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data.

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

At June 30, 2013, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three or six month periods ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, the Corporation had 75,500 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $103 and $186 for the three and six months ended June 30, 2013, and $73 and $132 for the three and six months ended June 30, 2012. As of June 30, 2013, there was $888 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended June 30, 2013 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	65,400	$16.24
Granted	0	0
Vested	0	0

Nonvested at end of period	65,400	$16.24

A summary of changes in nonvested restricted stock awards for the six months ended June 30, 2013 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	49,574	$15.37
Granted	31,500	17.10
Vested	(15,674)	15.23

Nonvested at end of period	65,400	$16.24

4.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$2,016	$0	$2,016	$0
U.S. Government sponsored entities	180,062	0	180,062	0
States and political subdivisions	181,235	0	181,235	0
Residential and multi-family mortgage	271,337	0	271,337	0
Commercial mortgage	983	0	983	0
Corporate notes and bonds	13,374	0	13,374	0
Pooled trust preferred	630	0	0	630
Pooled SBA	73,663	73,663	0	0
Other securities	998	998	0	0

Total Securities Available For Sale	$724,298	$74,661	$649,007	$630

Trading Securities:
Corporate equity securities	$3,432	$3,432	$0	$0
Certificates of deposit	354	354	0	0
International mutual funds	273	273	0	0
Large cap growth mutual funds	164	164	0	0
Large cap value mutual funds	106	106	0	0
Real estate investment trust mutual funds	102	102	0	0
Corporate notes and bonds	101	0	101	0
Mid cap mutual funds	68	68	0	0
Small cap mutual funds	56	56	0	0
U.S. Government sponsored entities	54	0	54	0
Mid cap mutual funds	19	19	0	0

Total Trading Securities	$4,729	$4,574	$155	$0

Liabilities:
Interest rate swaps	$(1,253)	$0	$(1,253)	$0

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$4,036	$0	$4,036	$0
U.S. Government sponsored entities	163,781	0	163,781	0
States and political subdivisions	181,279	0	181,279	0
Residential and multi-family mortgage	316,822	0	316,822	0
Commercial mortgage	1,304	0	1,304	0
Corporate notes and bonds	15,024	0	13,044	1,980
Pooled trust preferred	600	0	0	600
Pooled SBA	52,927	52,631	296	0
Other securities	1,538	1,538	0	0

Total Securities Available For Sale	$737,311	$54,169	$680,562	$2,580

Trading Securities:
Corporate equity securities	$3,117	$3,117	$0	$0
Certificates of deposit	408	408	0	0
International mutual funds	287	287	0	0
Large cap growth mutual funds	157	157	0	0
Money market mutual funds	110	110	0	0
Large cap value mutual funds	104	104	0	0
Corporate notes and bonds	101	0	101	0
Real estate investment trust mutual funds	65	65	0	0
U.S. Government sponsored entities	58	0	58	0
Small cap mutual funds	26	26	0	0
Mid cap mutual funds	26	26	0	0

Total Trading Securities	$4,459	$4,300	$159	$0

Liabilities:
Interest rate swaps	$(1,745)	$0	$(1,745)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, April 1, 2013	$2,067	$558
Total gains or (losses):
Included in other comprehensive income	(116)	72
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, June 30, 2013	$0	$630

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income	(29)	30
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, June 30, 2013	$0	$630

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

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or losses:
Included in other comprehensive income (unrealized)	11	20

Balance, June 30, 2012	$2,071	$360

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$630	Discounted cash flow	Collateral default rate	2% in 2013; 1.5% in 2014; 1.0% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	12% 7.2% constant prepayment rate in 2013; 2.0% constant prepayment rate in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$1,980	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.6%

Pooled trust preferred	$600	Discounted cash flow	Collateral default rate Yield Recovery probability	2% annually for 2 years; 0.36% thereafter 13% 10%, lagged 2 years

At June 30, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and recovery probability. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the three months ended June 30, 2013 and 2012, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2013	2012
U.S. Government sponsored entities	0	$26,034
States and political subdivisions	0	3,771
Residential mortgage and asset backed	0	40,473

Total	$0	$70,278

During the six months ended June 30, 2013 and 2012, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2013	2012
U.S. Government sponsored entities	$0	$2,000
States and political subdivisions	0	4,655
Residential mortgage and asset backed	0	8,577

Total	$0	$15,232

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. There were no transfers from the Level 2 category to the Level 1 category during the three or six month periods ended June 30, 2013 or 2012. The Corporation’s policy for determining when a transfer between the Level 1 and Level 2 categories has occurred is to monitor and report such transfers as of each quarterly reporting period.

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$9,921	$0	$0	$9,921
Commercial, industrial, and agricultural	1,610	0	0	1,610
Residential real estate	74	0	0	74

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,422	$0	$0	$8,422
Commercial, industrial, and agricultural	1,973	0	0	1,973
Residential real estate	402	0	0	402

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $14,306 with a valuation allowance of $2,701 as of June 30, 2013, resulting in an additional provision for loan losses of $2,328 and $2,529 for the corresponding three and six months ended June 30, 2013. Impaired loans had a recorded investment of $12,535 with a valuation allowance of $1,738 as of December 31, 2012, and an additional provision for loan losses of $345 and $263 was recorded for the three and six months ended June 30, 2012.

The estimated fair values of impaired collateral dependent loans such as commercial or residential mortgages are determined primarily through third-party appraisals. When a collateral dependent loan, such as a commercial or residential mortgage loan, becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral and a further reduction for estimated costs to sell the property is applied, which results in an amount that is considered to be the estimated fair value. If a loan becomes impaired and the appraisal of related loan collateral is outdated, management applies an appropriate adjustment factor based on its experience with current valuations of similar collateral in determining the loan’s estimated fair value and resulting allowance for loan losses. Third-party appraisals are not customarily obtained in respect of unimpaired loans, unless in management’s view changes in circumstances warrant obtaining an updated appraisal.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$9,921	Sales comparison approach	Adjustment for differences between the comparable sales	9% - 10% (9%)

Impaired loans – commercial, industrial, and agricultural	1,610	Income approach	Adjustment for differences in net operating income	13% - 32% (23%)

Impaired loans – residential real estate	74	Sales comparison approach	Adjustment for differences between the comparable sales	17% - 26% (23%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$8,422	Sales comparison approach	Adjustment for differences between the comparable sales	1% - 39% (19%)

Impaired loans – commercial, industrial, and agricultural	1,973	Income approach	Adjusting for differences in net operating income	24% - 38% (27%)

Impaired loans – residential real estate	402	Sales comparison approach	Adjustment for differences between the comparable sales	10% - 15% (11%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2013:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$24,794	$24,794	$0	$0	$24,794
Interest bearing time deposits with other banks	277	0	283	0	283
Securities available for sale	724,298	74,661	649,007	630	724,298
Trading securities	4,729	4,574	155	0	4,729
Loans held for sale	53	0	54	0	54
Net loans	967,447	0	0	949,183	949,183
FHLB and other equity interests	7,565	n/a	n/a	n/a	n/a
Accrued interest receivable	7,082	402	3,493	3,187	7,082

LIABILITIES
Deposits	$(1,546,546)	$(1,347,442)	$(198,971)	$0	$(1,546,413)
FHLB and other borrowings	(100,477)	0	(99,872)	0	(99,872)
Subordinated debentures	(20,620)	0	(10,998)	0	(10,998)
Interest rate swaps	(1,253)	0	(1,253)	0	(1,253)
Accrued interest payable	(882)	(223)	(645)	(14)	(882)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$31,881	$31,881	$0	$0	$31,881
Interest bearing time deposits with other banks	225	0	230	0	230
Securities available for sale	737,311	54,169	680,562	2,580	737,311
Trading securities	4,459	4,300	159	0	4,459
Loans held for sale	2,398	0	2,460	0	2,460
Net loans	913,764	0	0	917,785	917,785
FHLB and other equity interests	6,684	n/a	n/a	n/a	n/a
Accrued interest receivable	6,863	278	3,498	3,087	6,863

LIABILITIES
Deposits	$(1,485,003)	$(1,272,060)	$(215,485)	$0	$(1,487,545)
FHLB and other borrowings	(97,806)	0	(105,850)	0	(105,850)
Subordinated debentures	(20,620)	0	(10,682)	0	(10,682)
Interest rate swaps	(1,745)	0	(1,745)	0	(1,745)
Accrued interest payable	(1,022)	(301)	(707)	(14)	(1,022)

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

5.	SECURITIES

Securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013				December 31, 2012
	Amortized Cost	Unrealized		Fair Value	Amortized	Unrealized		Fair Value
		Gains	Losses		Cost	Gains	Losses
U.S. Treasury	$2,008	$8	$0	$2,016	$4,018	$18	$0	$4,036
U.S. Gov’t sponsored entities	181,161	3,420	(4,519)	180,062	157,965	5,977	(161)	163,781
State & political subdivisions	179,079	4,629	(2,473)	181,235	170,223	11,113	(57)	181,279
Residential & multi-family mortgage	274,041	3,195	(5,899)	271,337	308,800	8,724	(702)	316,822
Commercial mortgage	995	0	(12)	983	1,275	29	0	1,304
Corporate notes & bonds	14,989	59	(1,674)	13,374	17,368	26	(2,370)	15,024
Pooled trust preferred	800	0	(170)	630	800	0	(200)	600
Pooled SBA	73,333	1,444	(1,114)	73,663	50,667	2,277	(17)	52,927
Other securities	1,020	0	(22)	998	1,521	17	0	1,538

Total	$727,426	$12,755	$(15,883)	$724,298	$712,637	$28,181	$(3,507)	$737,311

At June 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Corporate equity securities	$3,432	$3,117
Certificates of deposit	354	408
International mutual funds	273	287
Large cap growth mutual funds	164	157
Large cap value mutual funds	106	104
Real estate investment trust mutual funds	102	65
Corporate notes and bonds	101	101
Mid cap mutual funds	68	26
Small cap mutual funds	56	26
U.S. Government sponsored entities	54	58
Money market mutual funds	19	110

Total	$4,729	$4,459

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2013

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	110,070	(4,519)	0	0	110,070	(4,519)
State & political subdivisions	62,488	(2,460)	472	(13)	62,960	(2,473)
Residential & multi-family mortgage	158,788	(5,695)	5,575	(204)	164,363	(5,899)
Commercial mortgage	983	(12)	0	0	983	(12)
Corporate notes & bonds	1,597	(3)	9,720	(1,671)	11,317	(1,674)
Pooled trust preferred	0	0	630	(170)	630	(170)
Pooled SBA	37,325	(1,114)	0	0	37,325	(1,114)
Other securities	998	(22)	0	0	998	(22)

	$372,249	$(13,825)	$16,397	$(2,058)	$388,646	$(15,883)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	41,715	(161)	0	0	41,715	(161)
State & political subdivisions	7,857	(57)	0	0	7,857	(57)
Residential & multi-family mortgage	32,159	(688)	4,254	(14)	36,413	(702)
Commercial mortgage	0	0	0	0	0	0
Corporate notes & bonds	0	0	13,002	(2,370)	13,002	(2,370)
Pooled trust preferred	0	0	600	(200)	600	(200)
Pooled SBA	3,521	(17)	0	0	3,521	(17)
Other securities	0	0	0	0	0	0

	$85,252	$(923)	$17,856	$(2,584)	$103,108	$(3,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2013, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $630. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three and six months ended June 30, 2013, and June 30, 2012, no other-than-temporary impairment was required to be realized in earnings. At June 30, 2013 and December 31, 2012, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost and fair value of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2013 and 2012 is as follows:

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

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed, as appropriate given the following considerations. When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of June 30, 2013 and December 31, 2012, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2013	$32,348	$746	$(494)
Six months ended June 30, 2013	33,672	822	(494)
Three months ended June 30, 2012	46,468	810	(79)
Six months ended June 30, 2012	88,617	1,446	(149)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2013:

	Amortized
	Cost	Fair Value
1 year or less	$30,013	$29,950
1 year – 5 years	129,080	129,346
5 years – 10 years	174,686	175,054
After 10 years	44,258	42,967

	378,037	377,317
Residential and multi-family mortgage	274,041	271,337
Pooled SBA	73,333	73,663
Commercial mortgage	995	983

Total debt securities	$726,406	$723,300

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2013 and December 31, 2012, securities carried at $311,493 and $264,813, respectively, were pledged to secure public deposits and for other purposes as provided by law.

6.	LOANS

Total net loans at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Commercial, industrial, and agricultural	$263,749	$257,091
Commercial mortgages	283,654	261,791
Residential real estate	374,987	347,904
Consumer	58,718	58,668
Credit cards	4,718	4,800
Overdrafts	656	971
Less: unearned discount	(3,535)	(3,401)
allowance for loan losses	(15,500)	(14,060)

Loans, net	$967,447	$913,764

At June 30, 2013 and December 31, 2012, net unamortized loan costs of $105 and $232, respectively, have been included in the carrying value of loans.

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

The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

All relevant documentation, such as the loan application, financial statements and tax returns, required under the lending policies is summarized and provided to management and/or the Corporation’s Board of Directors in connection with the loan approval process. Such documentation is subsequently electronically archived in the Corporation’s document management system. Pursuant to the Corporation’s lending policies, management considers a variety of factors when determining whether to extend credit to a customer, including loan-to-value ratios, FICO scores, quality of the borrower’s financial statements, and the ability to obtain personal guarantees.

Commercial, industrial, and agricultural loans comprised 27% and 28% of the Corporation’s total loan portfolio at June 30, 2013 and December 31, 2012, respectively. Commercial mortgage loans comprised 29% and 28% of the Corporation’s total loan portfolio at June 30, 2013 and December 31, 2012, respectively. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 38% and 37% of the Corporation’s total loan portfolio at June 30, 2013 and December 31, 2012, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. Residential real estate loan customers are also placed in a three-tiered risk grade using their FICO score as the primary determinant. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both June 30, 2013 and December 31, 2012. Consumer loan customers are also placed in a three-tiered risk grade using their FICO scores as the primary determinant. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended June 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2013	$5,271	$4,299	$2,395	$1,707	$77	$148	$13,897
Charge-offs	(84)	(923)	(169)	(346)	(17)	(44)	(1,583)
Recoveries	7	2	3	33	8	18	71
Provision (benefit) for loan losses	144	2,518	279	161	(13)	26	3,115

Allowance for loan losses, June 30, 2013	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500

Transactions in the allowance for loan losses for the six months ended June 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(84)	(1,530)	(341)	(677)	(29)	(91)	(2,752)
Recoveries	7	3	4	74	10	49	147
Provision (benefit) for loan losses	475	2,726	379	459	(9)	15	4,045

Allowance for loan losses, June 30, 2013	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500

Transactions in the allowance for loan losses for the three months ended June 30, 2012 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2012	$4,942	$4,377	$1,997	$1,435	$96	$168	$13,015
Charge-offs	(422)	(121)	(137)	(382)	(14)	(50)	(1,126)
Recoveries	5	0	0	22	6	22	55
Provision (benefit) for loan losses	590	297	365	493	(7)	8	1,746

Allowance for loan losses, June 30, 2012	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690

Transactions in the allowance for loan losses for the six months ended June 30, 2012 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(647)	(236)	(224)	(638)	(33)	(117)	(1,895)
Recoveries	8	0	0	49	7	56	120
Provision for loan losses	1,243	319	458	753	36	41	2,850

Allowance for loan losses, June 30, 2012	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2013 and December 31, 2012. The recorded investment in loans excludes accrued interest due to its insignificance.

June 30, 2013

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$612	$867	$0	$0	$0	$0	$1,479
Collectively evaluated for impairment	4,726	3,807	2,508	1,555	55	148	12,799
Modified in a troubled debt restructuring	0	1,222	0	0	0	0	1,222

Total ending allowance balance	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500

Loans:
Loans individually evaluated for impairment	$2,222	$12,788	$74	$0	$0	$0	$15,084
Loans collectively evaluated for impairment	260,182	261,981	374,913	55,183	4,718	656	957,633
Loans modified in a troubled debt restructuring	1,345	8,885	0	0	0	0	10,230

Total ending loans balance	$263.749	$283,654	$374,987	$55,183	$4,718	$656	$982,947

December 31, 2012

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$131	$81	$0	$0	$0	$753
Collectively evaluated for impairment	4,399	3,467	2,385	1,699	83	175	12,208
Modified in a troubled debt restructuring	0	1,099	0	0	0	0	1,099

Total ending allowance balance	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Loans:
Loans individually evaluated for impairment	$2,623	$10,683	$593	$0	$0	$0	$13,899
Loans collectively evaluated for impairment	253,048	240,907	347,311	55,267	4,800	971	902,304
Loans modified in a troubled debt restructuring	1,420	10,201	0	0	0	0	11,621

Total ending loans balance	$257,091	$261,791	$347,904	$55,267	$4,800	$971	$927,824

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

June 30, 2013

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,843	$1,449	$612
Commercial mortgage	8,138	6,689	2,089
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,679	2,118	0
Commercial mortgage	16,758	14,984	0
Residential real estate	153	74	0

Total	$29,571	$25,314	$2,701

December 31, 2012

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,542	$1,792	$541
Commercial mortgage	5,870	5,329	1,230
Residential real estate	416	381	81
With no related allowance recorded:
Commercial, industrial, and agricultural	2,804	2,251	0
Commercial mortgage	17,285	15,555	0
Residential real estate	308	212	0

Total	$29,225	$25,520	$1,852

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,459	$1	$1	$1,621	$1	$1
Commercial mortgage	5,787	0	0	6,009	3	3
Residential real estate	62	2	2	191	3	3
With no related allowance recorded:
Commercial, industrial, and agricultural	2,172	0	0	2,184	0	0
Commercial mortgage	14,637	0	0	15,270	0	0
Residential real estate	76	0	0	143	0	0

Total	$24,193	$3	$3	$25,418	$7	$7

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,528	$4	$4	$3,290	$4	$4
Commercial mortgage	6,031	0	0	5,376	0	0
Residential real estate	353	4	4	277	8	8
With no related allowance recorded:
Commercial, industrial, and agricultural	3,537	0	0	3,458	0	0
Commercial mortgage	12,123	0	0	12,108	0	0
Residential real estate	68	0	0	45	0	0

Total	$25,640	$8	$8	$24,554	$12	$12

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,630	$0	$3,073	$0
Commercial mortgages	14,240	0	8,570	109
Residential real estate	2,282	0	2,792	18
Consumer	430	193	10	217
Credit cards	0	19	0	13

Total	$19,582	$212	$14,445	$357

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans.

June 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$135	$127	$2,531	$2,793	$260,956	$263,749
Commercial mortgages	0	71	13,177	13,248	270,406	283,654
Residential real estate	2,153	581	2,184	4,918	370,069	374,987
Consumer	503	231	195	929	54,254	55,183
Credit cards	29	25	19	73	4,645	4,718
Overdrafts	0	0	0	0	656	656

Total	$2,820	$1,035	$18,106	$21,961	$960,986	$982,947

December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$724	$157	$2,968	$3,849	$253,242	$257,091
Commercial mortgages	1,162	3,197	8,679	13,038	248,753	261,791
Residential real estate	1,390	641	2,700	4,731	343,173	347,904
Consumer	724	203	227	1,154	54,113	55,267
Credit cards	39	9	13	61	4,739	4,800
Overdrafts	0	0	0	0	971	971

Total	$4,039	$4,207	$14,587	$22,833	$904,991	$927,824

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	2	$1,345	$0	2	$1,420	$0
Commercial mortgages	9	8,885	1,222	8	10,201	1,099
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	11	$10,230	$1,222	10	$11,621	$1,099

The following tables present loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2013 and 2012. There were no loans modified as troubled debt restructurings during the three months ended June 30, 2013 or 2012.

	Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	1	346	403
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$346	$403

	Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$310	$310
Commercial mortgages	4	2,556	2,556
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	5	$2,866	$2,866

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $0 during the three months ended June 30, 2013 and 2012 and $0 and $0 during the six months ended June 30, 2013 and 2012.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 4 to 18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2013 and December 31, 2012 and no principal balances were forgiven in connection with the loan restructurings. In the first quarter of 2013, the Corporation recorded a partial chargeoff of $595 for a commercial mortgage loan with a balance of $1,660 that had defaulted under its restructured terms in 2012 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $0 and $135 on this loan during the three and six months ended June 30, 2013. In the second quarter of 2013, a commercial mortgage loan with a balance of $1,086 defaulted under its restructured terms and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $588 during the three and six months ended June 30, 2013.

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

Generally, non-performing troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Credit Quality Indicators

The Corporation classifies commercial, industrial, and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans with outstanding balances greater than $1 million are analyzed at least semiannually and loans with outstanding balances of less than $1 million are analyzed at least annually.

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

June 30, 2013

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$239,015	$9,052	$15,419	$263	$263,749
Commercial mortgages	235,746	15,436	31,776	696	283,654

Total	$474,761	$24,488	$47,195	$959	$547,403

December 31, 2012

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$234,835	$6,641	$15,459	$156	$257,091
Commercial mortgages	225,294	12,294	23,501	702	261,791

Total	$460,129	$18,935	$38,960	$858	$518,882

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$372,705	$54,560	$4,699	$345,094	$55,040	$4,787
Non-performing	2,282	623	19	2,810	227	13

Total	$374,987	$55,183	$4,718	$347,904	$55,267	$4,800

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

Holiday’s loan portfolio is summarized as follows at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Consumer	$21,922	$21,535
Residential real estate	1,169	954
Less: unearned discount	(3,535)	(3,401)

Total	$19,556	$19,088

7.	DEPOSITS

Total deposits at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	Percentage
	Change	June 30, 2013	December 31, 2012
Checking, non-interest bearing	0.8%	$176,700	$175,239
Checking, interest bearing	12.6%	379,273	336,911
Savings accounts	4.2%	791,469	759,910
Certificates of deposit	(6.5%)	199,104	212,943

	4.1%	$1,546,546	$1,485,003

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2013, 37,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. For the three and six months ended June 30, 2012, 75,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income per consolidated statements of income	$2,951	$4,336	$7,248	$8,683
Net earnings allocated to participating securities	(15)	(17)	(34)	(34)

Net earnings allocated to common stock	$2,936	$4,319	$7,214	$8,649

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,053	$2,044	$4,107	$4,084
Undistributed earnings allocated to common stock	883	2,275	3,107	4,565

Net earnings allocated to common stock	$2,936	$4,319	$7,214	$8,649

Weighted average common shares outstanding, including shares considered participating securities	12,510	12,440	12,502	12,421
Less: Average participating securities	(57)	(46)	(53)	(43)

Weighted average shares	12,453	12,394	12,449	12,378

Basic earnings per common share	$0.24	$0.35	$0.58	$0.70

Diluted earnings per common share computation:
Net earnings allocated to common stock	$2,936	$4,319	$7,214	$8,649

Weighted average common shares outstanding for basic earnings per common share	12,453	12,394	12,449	12,378
Add: Dilutive effects of assumed exercises of stock options	1	3	1	3

Weighted average shares and dilutive potential common shares	12,454	12,397	12,450	12,381

Diluted earnings per common share	$0.24	$0.35	$0.58	$0.70

9.	DERIVATIVE INSTRUMENTS

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

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from August 1, 2008 to September 15, 2013 without exchange of the underlying notional amount. At June 30, 2013, the variable rate on the subordinated debt was 1.82% (LIBOR plus 155 basis points) and the Corporation was paying 5.84% (4.29% fixed rate plus 155 basis points).

In anticipation of the expiration of the 5 year interest rate swap agreement discussed immediately above, on May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 which, as of that effective date, will hedge cash flows associated with $10 million of the subordinated note discussed immediately above. As with the prior interest rate swap agreement, the Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. On the effective date, the variable rate on the subordinated debt will be LIBOR plus 155 basis points and the Corporation will be paying 5.57% (4.02% fixed rate plus 155 basis points).

As of June 30, 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

	Liability Derivative
	Balance Sheet Location	Fair value as of
		June 30, 2013	December 31, 2012
Interest rate contracts	Accrued interest and other liabilities	($1,253)	($1,745)

For the Three Months Ended June 30, 2013	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$245	Interest expense – subordinated debentures	($105)	Other income	$0
For the Six Months Ended June 30, 2013	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$319	Interest expense – subordinated debentures	($202)	Other income	$0
For the Three Months Ended June 30, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($135)	Interest expense – subordinated debentures	($98)	Other income	$0
For the Six Months Ended June 30, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($72)	Interest expense – subordinated debentures	($192)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $380.

As of June 30, 2013 and December 31, 2012, a cash collateral balance in the amount of $1,950 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

11.	SUBSEQUENT EVENT

In July 2013, the Corporation recorded a loan loss recovery of $1,379 related to an impaired commercial mortgage loan. The loan loss recovery will be recorded in the third quarter of 2013. A partial chargeoff had been recorded for this loan in a prior period. At the recovery date, the carrying amount of the loan was $5,171, which was satisfied in full by the Corporation’s participation in the issuance of a loan at market terms to a new borrower who purchased the property securing the loan.

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

GENERAL OVERVIEW

In the second quarter of 2013, the Corporation opened an eleventh Holiday office in Indiana, Pennsylvania and moved one of its Holiday offices from Bellefonte, Pennsylvania to State College, Pennsylvania. Finally, the Corporation expects to open a loan production office in Columbus, Ohio in the third quarter of 2013, pending receipt of regulatory and governmental agency approvals.

Management believes that the Corporation’s ERIEBANK market, along with the traditional CNB Bank and Holiday Financial Services Corporation market areas, should provide the Bank with sustained loan and deposit growth during the remainder of 2013.

Management concentrates on return on average equity and earnings per share metrics, plus other metrics, to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. Some compression of the net interest margin was experienced in 2012 and the net interest margin has decreased 9 basis points in the first six months of 2013 compared to the first six months of 2012 as a result of the current interest rate environment. During the past several years, in order to address the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2012 and the first six months of 2013 but maintained deposit growth as a result of successful marketing and business development strategies. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2013 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2013.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $24.8 million at June 30, 2013 compared to $31.9 million at December 31, 2012. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to decrease $12.7 million or 1.7% since December 31, 2012, as the Corporation has been able to deploy cash flows from the securities portfolio in its loan portfolio. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $55.1 million, or 5.9%, during the first six months of 2013. Lending efforts are focused in the west, central and northwest Pennsylvania markets and consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2013.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Six months ending June 30, 2013	Year ending December 31, 2012	Six months ending June 30, 2012
Balance at beginning of period	$14,060	$12,615	$12,615
Charge-offs:
Commercial, industrial, and agricultural	84	2,871	647
Commercial mortgages	1,530	401	236
Residential real estate	341	304	224
Consumer	677	1,279	638
Credit cards	29	78	33
Overdrafts	91	257	117

	2,752	5,190	1,895

Recoveries:
Commercial, industrial, and agricultural	7	45	8
Commercial mortgages	3	—	—
Residential real estate	4	1	—
Consumer	74	91	49
Credit cards	10	18	7
Overdraft deposit accounts	49	99	56

	147	254	120

Net charge-offs	(2,605)	(4,936)	(1,775)

Provision for loan losses	4,045	6,381	2,850

Balance at end of period	$15,500	$14,060	$13,690

Loans, net of unearned	$982,947	$927,824	$906,767
Allowance to net loans	1.58%	1.52%	1.51%
Net charge-offs to average loans (annualized)	0.55%	0.55%	0.41%
Nonperforming assets	$19,968	$15,127	$18,519
Nonperforming % of total assets	1.10%	0.85%	1.08%

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

The previously mentioned analysis considered numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management uses the analysis to compare and plot the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. Management then determines the current adequacy of the allowance and evaluates trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans.

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

During the six months ended June 30, 2013, CNB recorded a provision for loan losses of $4.0 million, as compared to a provision for loan losses of $2.9 million for the six months ended June 30, 2012. A commercial mortgage loan that was impaired at December 31, 2012 was placed on nonaccrual status during the three months ended March 31, 2013, resulting in an increase in nonperforming assets of $2.9 million. No loan loss reserve was required for this loan as of March 31, 2013 or December 31, 2012. However, due to a rapid deterioration in the loan collateral value, the Corporation recorded an increase in the provision for loan losses attributable to this impaired loan of $1.7 million during the second quarter. Subsequently, the Corporation recorded a partial chargeoff on the loan of $892 thousand, resulting in a recorded investment of $2.0 million and a specific reserve of $822 thousand as of June 30, 2013.

A loan modified in a troubled debt restructuring that was nonperforming at December 31, 2012 was partially charged off in the first quarter of 2013, resulting in a decrease in nonperforming assets of $595 thousand. An additional provision for loan losses of $135 thousand was recorded for this loan during the first quarter of 2013.

During the second quarter of 2013, a commercial mortgage loan with a balance of $1.1 million that was previously modified in a troubled debt restructuring defaulted under its modified terms, resulting in an increase in the provision for loan losses of $611 thousand. Finally, a commercial mortgage loan with a carrying value of $3.3 million defaulted in the second quarter. Based on management’s evaluation of the fair value of the associated collateral, no provision for loan losses was required to be recorded for this loan relationship.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2013.

PREMISES AND EQUIPMENT

In the second quarter of 2013, the Corporation entered into a contractual commitment to expand its main office facility in Clearfield, Pennsylvania at an approximate cost of $4 million. Construction has commenced with approximately $794 thousand in construction-related expenditures incurred as of June 30, 2013. Completion of the project is expected by the end of the first quarter of 2014.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $61.5 million from $1.49 billion at December 31, 2012 to $1.55 billion at June 30, 2013. The growth in deposits was primarily due to increases in interest-bearing demand deposits of $42.4 million and savings accounts of $31.6 million as a result of the Corporation’s successful marketing and business development strategies.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2013. Total shareholders’ equity was $131.0 million at June 30, 2013 and $145.4 million at December 31, 2012. In the first six months of 2013, the Corporation earned $7.2 million and declared dividends of $4.1 million, a dividend payout ratio of 57.0% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Total risk-based capital ratio	15.11%	15.28%
Tier 1 capital ratio	13.86%	14.03%
Leverage ratio	7.94%	8.06%
Tangible common equity/tangible assets (1)	6.67%	7.63%

Book value per share	$10.47	$11.65
Tangible book value per share (1)	9.59	10.77

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	June 30, 2013	December 31, 2012
Shareholders’ equity	$130,980	$145,364
Less goodwill	10,946	10,946

Tangible common equity	$120,034	$134,418

Total assets	$1,809,445	$1,773,079
Less goodwill	10,946	10,946

Tangible assets	$1,798,499	$1,762,133

Ending shares outstanding	12,511,095	12,475,904

Tangible book value per share	$9.59	$10.77
Tangible common equity/tangible assets	6.67%	7.63%

The decrease in tangible common equity/tangible assets, book value per share, and tangible book value per share from December 31, 2012 to June 30, 2013 is primarily attributable to the significant decline in the fair value of the Corporation’s available-for-sale investment securities in relation to book value. This decline in fair value of available-for-sale securities was expected given the increases in intermediate and long-term interest rates that occurred in the second quarter of 2013.

RECENT LEGISLATION

In July 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (collectively, the “Agencies”) approved final rules to implement the Basel III capital framework. The Corporation is required to implement the rules effective January 1, 2015. The new capital rules call for higher quality capital with higher minimum capital level requirements. The Company is in the process of assessing the impact from these complex regulatory requirements.

Management does not expect that the adoption of the new capital rules in 2015 will have a material impact on its capital position.

In May 2013, the Securities and Exchange Commission and the Commodity Futures Trading Commission (together, the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These provisions amend Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2013 (in thousands):

Commitments to extend credit	$272,933
Standby letters of credit	13,220

$286,153

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $3.0 million in the second quarter of 2013, compared to $4.3 million for the same period of 2012. The earnings per diluted share were $0.24 in the second quarter of 2013 and $0.35 in the second quarter of 2012. As described below, non-interest expenses for the three months ended June 30, 2013 include $828 thousand associated with merger related expenses.

INTEREST INCOME AND EXPENSE

Net interest income totaled $13.8 million, an increase of $552 thousand, or 4.2%, over the second quarter of 2012. Total interest and dividend income decreased by $449 thousand, or 2.6%, as compared to the second quarter of 2012. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets resulting from the continued low interest rate environment. Total interest expense decreased $1.0 million, or 25.5%, as compared to the second quarter of 2012 due to decreases in the cost of deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $3.1 million in the second quarter of 2013 compared to $1.7 million in the second quarter of 2012. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the second quarter of 2013, the Corporation recorded additional provisions for loan losses associated with an impaired loan and a loan previously modified in a troubled debt restructuring that defaulted.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2013.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $3.5 million for the three months ended June 30, 2013, compared to $2.7 million for the three months ended June 30, 2012. Net realized gains on available-for-sale securities were $252 thousand during the three months ended June 30, 2013 and $731 thousand during the three months ended June 30, 2012. Net realized and unrealized gains (losses) on trading securities were $28 thousand and ($140) thousand during the three months ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013, the Corporation recorded $815 thousand in income from bank owned life insurance policies, including $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the maturity of the policies.

Wealth and asset management fees increased from $426 thousand during the three months ended June 30, 2012 to $538 thousand during the three months ended June 30, 2013 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $2.0 million, or 22.2%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Merger costs, including legal fees of $441 thousand and data processing costs of $289 thousand, associated with the Corporation’s acquisition of FC Banc Corp. totaled $828 thousand during the three months ended June 30, 2013. In addition, salaries and benefits expenses increased $713 thousand, or 15.4%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions.

INCOME TAX EXPENSE

Income tax expense was $738 thousand in the second quarter of 2013 as compared to $1.6 million in the second quarter of 2012, resulting in effective tax rates of 20.0% and 27.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

AVERAGE BALANCES AND NET INTEREST MARGIN

The table on the following page presents the average balances and net interest margin for the six months ended June 30, 2013 and 2012. This information should be reviewed in conjunction with management’s discussion and analysis for the results of operations for the six months ended June 30, 2013 and 2012 that follows the table.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2013			June 30, 2012
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$4,734	0.00%	$—	$3,920	0.05%	$—
Securities:
Taxable (1)	623,425	2.26%	6,883	599,088	2.59%	7,575
Tax-Exempt (1,2)	131,237	4.56%	2,878	111,607	5.00%	2,641
Equity Securities (1,2)	3,856	5.19%	100	2,541	3.31%	42

Total securities	758,518	2.67%	9,861	713,236	2.96%	10,258

Loans:
Commercial (2)	305,086	4.76%	7,268	293,703	5.01%	7,359
Mortgage (2)	589,755	4.81%	14,169	527,499	5.42%	14,299
Consumer	54,163	12.64%	3,424	51,110	12.77%	3,264

Total loans (3)	949,004	5.24%	24,861	872,312	5.71%	24,922

Total earning assets	1,712,256	4.11%	$34,722	1,589,468	4.48%	$35,180

Non interest-bearing assets:
Cash and due from banks	26,498			27,911
Premises and equipment	24,449			24,043
Other assets	57,586			55,130
Allowance for loan losses	(14,254)			(13,049)

Total non interest-bearing assets	94,279			94,035

TOTAL ASSETS	$1,806,535			$1,683,503

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$360,226	0.42%	$751	$300,482	0.54%	$809
Savings	792,160	0.52%	2,072	713,618	0.91%	3,246
Time	208,015	1.31%	1,366	241,423	1.69%	2,040

Total interest-bearing deposits	1,360,401	0.62%	4,189	1,255,523	0.97%	6,095
Short-term borrowings	16,839	0.23%	19	12,539	0.11%	7
Long-term borrowings	74,993	4.24%	1,589	74,410	4.24%	1,577
Subordinated debentures	20,620	3.76%	388	20,620	3.89%	401

Total interest-bearing liabilities	1,472,853	0.84%	$6,185	1,363,092	1.19%	$8,080

Demand - non interest-bearing	168,724			161,363
Other liabilities	20,567			22,298

Total liabilities	1,662,144			1,546,753
Shareholders’ equity	144,391			136,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,806,535			$1,683,503

Interest income/Earning assets		4.11%	$34,722		4.48%	$35,180
Interest expense/Interest-bearing liabilities		0.84%	6,185		1.19%	8,080

Net interest spread		3.27%	$28,537		3.29%	$27,100

Interest income/Earning assets		4.11%	34,722		4.48%	35,180
Interest expense/Earning assets		0.72%	6,185		1.01%	8,080

Net interest margin		3.38%	$28,537		3.47%	$27,100

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Six Months Ended June 30, 2013 and 2012

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $7.2 million for the six months ended June 30, 2013, compared to $8.7 million for the same period of 2012. The earnings per diluted share were $0.58 for the six months ended June 30, 2013 and $0.70 for the six months ended June 30, 2012. The return on average assets and return on average equity for the six months ended June 30, 2013 are 0.80% and 10.04%, respectively, compared to 1.03% and 12.70%, respectively, for the same period of 2012. As described below, non-interest expenses for the six months ended June 30, 2013 include $931 thousand associated merger related expenses.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2013, net interest income increased $1.3 million, or 5.1%, compared to the six months ended June 30, 2012. The Corporation’s net interest margin on a fully tax equivalent basis was 3.38% for the six months ended June 30, 2013, compared to 3.47% for the six months ended June 30, 2012.

Total interest and dividend income was $33.5 million for the six months ended June 30, 2013, a decrease of $569 thousand, or 1.7%, as compared to the six months ended June 30, 2012. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets resulting from the continued low interest rate environment. During the six months ended June 30, 2013, total interest expense decreased $1.9 million, or 23.5%, as compared to the six months ended June 30, 2012 due to decreases in the cost of deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $4.0 million during the six months ended June 30, 2013 compared to $2.9 million during the six months ended June 30, 2012. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the first six months of 2013, the Corporation recorded additional provisions for loan losses associated with an impaired loan and a loan previously modified in a troubled debt restructuring that defaulted.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2013.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $6.2 million for the six months ended June 30, 2013, compared to $5.2 million for the six months ended June 30, 2012. Net realized gains on available-for-sale securities were $328 thousand during the six months ended June 30, 2013, and $1.3 million during the six months ended June 30, 2012. Net realized and unrealized gains on trading securities were $331 thousand and $180 thousand during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the Corporation recorded $815 thousand in income from bank owned life insurance policies, including $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the maturity of the policies.

Wealth and asset management fees increased from $813 thousand during the six months ended June 30, 2012 to $1.1 million during the six months ended June 30, 2013 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $2.6 million, or 14.7%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Merger costs, including legal fees of $530 thousand and data processing costs of $289 thousand, associated with the Corporation’s acquisition of FC Banc Corp. totaled $931 thousand during the six months ended

June 30, 2013. In addition, salaries and benefits expenses increased $1.2 million, or 12.7%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions.

INCOME TAX EXPENSE

Income tax expense was $2.4 million for the six months ended June 30, 2013 as compared to $3.3 for the six months ended June 30, 2012, resulting in effective tax rates of 24.5% and 27.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2013 and December 31, 2012, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

June 30, 2013		December 31, 2012
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-1.7%	400	-0.5%
300	0.2%	300	-0.8%
100	1.7%	100	2.3%
(100)	-4.3%	(100)	-4.0%

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on March 27, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2013	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: August 8, 2013	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on March 27, 2013 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document