Form 10-Q
period 2013-09-30
CNB FINANCIAL CORP/PA
filed 2013-11-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the issuer’s common stock as of November 4, 2013

COMMON STOCK NO PAR VALUE PER SHARE: 14,388,078 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$28,756	$28,570
Interest bearing deposits with other banks	4,100	3,311

Total cash and cash equivalents	32,856	31,881

Interest bearing time deposits with other banks	275	225
Securities available for sale	700,531	737,311
Trading securities	4,358	4,459
Loans held for sale	399	2,398
Loans	1,032,875	931,225
Less: unearned discount	(3,904)	(3,401)
Less: allowance for loan losses	(17,221)	(14,060)

Net loans	1,011,750	913,764
FHLB and other equity interests	7,580	6,684
Premises and equipment, net	26,042	24,072
Bank owned life insurance	29,739	27,645
Mortgage servicing rights	696	714
Goodwill	10,946	10,946
Accrued interest receivable and other assets	12,247	12,980

TOTAL	$1,837,419	$1,773,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$189,362	$175,239
Interest bearing deposits	1,362,919	1,309,764

Total deposits	1,552,281	1,485,003
FHLB and other borrowings	122,976	97,806
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	10,776	24,286

Total liabilities	1,706,653	1,627,715

Common stock, $0 par value; authorized 50,000,000
shares; issued 12,599,603 shares	0	0
Additional paid in capital	44,065	44,223
Retained earnings	94,718	88,960
Treasury stock, at cost (85,465 shares at September 30, 2013 and 123,699 shares at December 31, 2012)	(1,179)	(1,743)
Accumulated other comprehensive income (loss)	(6,838)	13,924

Total shareholders’ equity	130,766	145,364

TOTAL	$1,837,419	$1,773,079

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended September 30,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans including fees	$13,153	$12,574
Securities:
Taxable	3,283	3,651
Tax-exempt	969	892
Dividends	60	16

Total interest and dividend income	17,465	17,133

INTEREST EXPENSE:
Deposits	1,673	2,424
Borrowed funds	949	834
Subordinated debentures (includes $102 and $98 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2013 and 2012, respectively)	195	205

Total interest expense	2,817	3,463

NET INTEREST INCOME	14,648	13,670
PROVISION FOR LOAN LOSSES	846	1,188

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,802	12,482

NON-INTEREST INCOME:
Wealth and asset management fees	615	498
Service charges on deposit accounts	1,102	1,049
Other service charges and fees	607	467
Net realized gains on available-for-sale securities (includes $103 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2012)	0	103
Net realized and unrealized gains on trading securities	166	275
Mortgage banking	107	225
Bank owned life insurance	365	229
Other	286	233

Total non-interest income	3,248	3,079

NON-INTEREST EXPENSES:
Salaries and benefits	5,288	4,831
Net occupancy expense	1,234	1,138
Data processing	890	700
State and local taxes	391	369
Legal, professional, and examination fees	313	411
Advertising	205	250
FDIC insurance premiums	332	283
Merger costs	398	0
Other	1,292	1,226

Total non-interest expenses	10,343	9,208

INCOME BEFORE INCOME TAXES	6,707	6,353
INCOME TAX EXPENSE (includes ($36) and $2 income tax expense from reclassification items in 2013 and 2012, respectively)	2,004	1,790

NET INCOME	$4,703	$4,563

EARNINGS PER SHARE:
Basic	$0.38	$0.37
Diluted	$0.38	$0.37
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended September 30,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans including fees	$37,736	$37,223
Securities:
Taxable	10,166	11,226
Tax-exempt	2,891	2,668
Dividends	134	47

Total interest and dividend income	50,927	51,164

INTEREST EXPENSE:
Deposits	5,862	8,519
Borrowed funds	2,557	2,418
Subordinated debentures (includes $304 and $290 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2013 and 2012, respectively)	583	606

Total interest expense	9,002	11,543

NET INTEREST INCOME	41,925	39,621
PROVISION FOR LOAN LOSSES	4,891	4,038

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,034	35,583

NON-INTEREST INCOME:
Wealth and asset management fees	1,727	1,311
Service charges on deposit accounts	3,063	3,020
Other service charges and fees	1,561	1,367
Net realized gains on available-for-sale securities (includes $328 and $1,400 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2013 and 2012, respectively)	328	1,400
Net realized and unrealized gains on trading securities	497	455
Mortgage banking	633	686
Bank owned life insurance	1,442	752
Other	839	767

Total non-interest income	10,090	9,758

NON-INTEREST EXPENSES:
Salaries and benefits	15,817	14,175
Net occupancy expense	3,832	3,394
Data processing	2,455	2,118
State and local taxes	1,266	1,098
Legal, professional, and examination fees	966	968
Advertising	697	750
FDIC insurance premiums	930	816
Merger costs	1,329	0
Other	3,526	3,736

Total non-interest expenses	30,818	27,055

INCOME BEFORE INCOME TAXES	16,306	18,286
INCOME TAX EXPENSE (includes $8 and $389 income tax expense from reclassification items in 2013 and 2012, respectively	4,355	5,040

NET INCOME	$11,951	$13,246

EARNINGS PER SHARE:
Basic	$0.96	$1.07
Diluted	$0.96	$1.06
DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NET INCOME	$4,703	$4,563	$11,951	$13,246

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain (loss) on interest rate swaps, net of tax of $31 and and $58 for the three months ended September 30, 2013 and 2012, and ($69) and $164 for the nine months ended September 30, 2013 and 2012	(58)	(108)	129	(305)

Reclassification adjustment for losses recognized in earnings, net of tax of ($36) and ($34) for the three months ended September 30, 2013 and 2012, and ($106) and ($101) for the nine months ended September 30, 2013 and 2012	66	64	198	189

	8	(44)	327	(116)

Net change in unrealized gains on securities available for sale:
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of ($51) for the three months ended September 30, 2013, and ($62) and ($7) for the nine months ended September 30, 2013 and 2012	95	0	114	13

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $1,676 and ($611) for the three months ended September 30, 2013 and 2012, and $11,302 and ($2,419) for the nine months ended September 30, 2013 and 2012	(3,113)	1,134	(20,990)	4,493
Reclassification adjustment for realized gains included in net income, net of tax of $36 for the three months ended September 30, 2012, and $115 and $490 for the nine months ended September 30, 2013 and 2012	0	(67)	(213)	(910)

	(3,113)	1,067	(21,203)	3,583

Other comprehensive income (loss)	(3,010)	1,023	(20,762)	3,480

COMPREHENSIVE INCOME (LOSS)	$1,693	$5,586	$(8,811)	$16,726

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,951	$13,246
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	4,891	4,038
Depreciation and amortization of premises and equipment	1,632	1,582
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, and unearned income	2,756	3,353
Net realized gains on sales of available-for-sale securities	(328)	(1,400)
Net realized and unrealized gains on trading securities	(497)	(455)
Proceeds from sale of trading securities	4,424	2,625
Purchase of trading securities	(3,803)	(2,699)
Gain on sale of loans	(556)	(640)
Net gains on dispositions of premises and equipment and foreclosed assets	(151)	(120)
Proceeds from sale of loans	19,889	21,674
Origination of loans held for sale	(17,484)	(23,524)
Income on bank owned life insurance	(1,442)	(752)
Stock-based compensation expense	290	205
Contribution of treasury stock	90	90
Changes in:
Accrued interest receivable and other assets	(3,606)	(1,998)
Accrued interest payable and other liabilities	(1,941)	710

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,115	15,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	(50)	(1)
Proceeds from maturities, prepayments and calls of securities	86,708	82,288
Proceeds from sales of securities	33,672	92,707
Purchase of securities	(114,748)	(252,561)
Loan origination and payments, net	(102,600)	(62,860)
Purchase of bank owned life insurance	(2,000)	(1,000)
Proceeds from death benefits associated with bank owned life insurance	1,348	0
Acquisition of consumer discount company	0	(1,248)
Purchase of FHLB and other equity interests	(896)	(218)
Purchase of premises and equipment	(3,434)	(1,711)
Proceeds from the sale of premises and equipment and foreclosed assets	579	867

NET CASH USED IN INVESTING ACTIVITIES	(101,421)	(143,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	93,805	174,031
Certificates of deposit	(26,527)	(47,612)
Proceeds from sale of treasury stock	2	528
Proceeds from exercise of stock options	24	374
Cash dividends paid	(6,193)	(6,156)
Proceeds from long-term borrowings	900	0
Repayment of long-term borrowings	(145)	(120)
Net change in short-term borrowings	24,415	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,281	121,045

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	975	(6,757)
CASH AND CASH EQUIVALENTS, Beginning	31,881	39,703

CASH AND CASH EQUIVALENTS, Ending	$32,856	$32,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,134	$11,807
Income taxes	$3,646	$5,418
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$333	$680
Grant of restricted stock awards from treasury stock	$539	$419
Contribution of treasury stock	$90	$90

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2013 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2012 (the “2012 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.

2.	SUBSEQUENT EVENT - ACQUISITION OF FC BANC CORP.

In the first quarter of 2013, the Corporation announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interests of FC Banc Corp. and its subsidiary, The Farmers Citizens Bank (“FC Bank”), for $30.00 per share in cash and stock. FC Bank serves the northern Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The transaction closed on October 11, 2013 and resulted in consideration paid to FC Banc Corp. shareholders totaling approximately $41.6 million, comprised of approximately $8.0 million in cash and 1,873,879 shares of the Corporation’s common stock valued at approximately $33.6 million based on the October 11, 2013 closing price of $17.91 per share.

The Corporation’s management and board of directors have periodically conducted strategic reviews as part of their ongoing efforts to improve the Corporation’s banking franchise and enhance shareholder value. In connection with these strategic reviews, the Corporation has considered potential acquisition targets, including banking institutions in Ohio. On March 26, 2013, the Corporation’s board of directors unanimously approved the merger transaction with FC Banc Corp. and authorized the Corporation’s management to execute and deliver the merger agreement.

As disclosed in the accompanying consolidated statements of income, the Corporation incurred merger costs of $398 thousand and $1.3 million for the three and nine months ended September 30, 2013. All merger costs have been expensed as incurred.

As of the date that the Corporation’s third quarter 2013 consolidated financial statements are issued, all of the information required to be disclosed by Accounting Standards Codification No. 805 was not available since, given the short period between the October 11, 2013 acquisition date and the financial statement issuance, the calculation of the fair value of all material FC Banc Corp. assets acquired and liabilities assumed had not yet been completed.

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

At September 30, 2013, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three or nine month periods ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, the Corporation had 74,203 and 75,500 stock options, respectively, that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $104 and $290 for the three and nine months ended September 30, 2013, and $73 and $205 for the three and nine months ended September 30, 2012. As of September 30, 2013, there was $784 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended September 30, 2013 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	65,400	$16.24
Granted	0	0
Vested	(200)	15.29

Nonvested at end of period	65,200	$16.24

A summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2013 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	49,574	$15.37
Granted	31,500	17.10
Vested	(15,874)	15.23

Nonvested at end of period	65,200	$16.24

4.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$2,007	$0	$2,007	$0
U.S. Government sponsored entities	177,230	0	177,230	0
States and political subdivisions	179,863	0	179,863	0
Residential and multi-family mortgage	255,039	0	255,039	0
Commercial mortgage	950	0	950	0
Corporate notes and bonds	14,157	0	14,157	0
Pooled trust preferred	776	0	0	776
Pooled SBA	69,513	69,513	0	0
Other securities	996	996	0	0

Total Securities Available For Sale	$700,531	$70,509	$629,246	$776

Trading Securities:
Corporate equity securities	$2,998	$2,998	$0	$0
Certificates of deposit	253	253	0	0
International mutual funds	257	257	0	0
Large cap growth mutual funds	182	182	0	0
Large cap value mutual funds	121	121	0	0
Real estate investment trust mutual funds	40	40	0	0
Corporate notes and bonds	152	0	152	0
Mid cap mutual funds	81	81	0	0
Small cap mutual funds	81	81	0	0
U.S. Government sponsored entities	53	0	53	0
Commodities mutual funds	54	54	0	0
Money market mutual funds	86	86	0	0

Total Trading Securities	$4,358	$4,153	$205	$0

Liabilities:
Interest rate swaps	$(1,241)	$0	$(1,241)	$0

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$4,036	$0	$4,036	$0
U.S. Government sponsored entities	163,781	0	163,781	0
States and political subdivisions	181,279	0	181,279	0
Residential and multi-family mortgage	316,822	0	316,822	0
Commercial mortgage	1,304	0	1,304	0
Corporate notes and bonds	15,024	0	13,044	1,980
Pooled trust preferred	600	0	0	600
Pooled SBA	52,927	52,631	296	0
Other securities	1,538	1,538	0	0

Total Securities Available For Sale	$737,311	$54,169	$680,562	$2,580

Trading Securities:
Corporate equity securities	$3,117	$3,117	$0	$0
Certificates of deposit	408	408	0	0
International mutual funds	287	287	0	0
Large cap growth mutual funds	157	157	0	0
Money market mutual funds	110	110	0	0
Large cap value mutual funds	104	104	0	0
Corporate notes and bonds	101	0	101	0
Real estate investment trust mutual funds	65	65	0	0
U.S. Government sponsored entities	58	0	58	0
Small cap mutual funds	26	26	0	0
Mid cap mutual funds	26	26	0	0

Total Trading Securities	$4,459	$4,300	$159	$0

Liabilities:
Interest rate swaps	$(1,745)	$0	$(1,745)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013:

Pooled trust preferred
Balance, July 1, 2013	$630
Total gains or (losses):
Included in other comprehensive income	146
Included in realized gains on available-for-sale securities	0
Sale of available-for-sale securities	0

Balance, September 30, 2013	$776

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income	(29)	176
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, September 30, 2013	$0	$776

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, July 1, 2012	$2,071	$360
Total gains or losses:
Included in other comprehensive income (unrealized)	(86)	0

Balance, September 30, 2012	$1,985	$360

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or losses:
Included in other comprehensive income (unrealized)	(75)	20

Balance, September 30, 2012	$1,985	$360

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$776	Discounted cash flow	Collateral default rate	2% in 2013; 1.5% in 2014; 1.0% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	12% 6.7% constant prepayment rate in 2013; 2.0% constant prepayment rate in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$1,980	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.6%

Pooled trust preferred	$600	Discounted cash flow	Collateral default rate Yield Recovery probability	2% annually for 2 years; 0.36% thereafter 13% 10%, lagged 2 years

At September 30, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and recovery probability. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the three months ended September 30, 2012, residential mortgage and asset backed securities totaling $3,148 that were reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category. There were no transfers of securities from Level 1 to Level 2 during the three months ended September 30, 2013.

During the nine months ended September 30, 2013 and 2012, the following available for sale securities reported as Level 1 securities as of the beginning of the period were transferred to the Level 2 category:

	2013	2012
U.S. Government sponsored entities	$0	$2,000
States and political subdivisions	0	4,655
Residential mortgage and asset backed	0	8,577

Total	$0	$15,232

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. There were no transfers from the Level 2 category to the Level 1 category during the three or nine month periods ended September 30, 2013 or 2012. The Corporation’s policy for determining when a transfer between the Level 1 and Level 2 categories has occurred is to monitor and report such transfers as of each quarterly reporting period.

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$7,474	$0	$0	$7,474
Commercial, industrial, and agricultural	1,200	0	0	1,200
Residential real estate	64	0	0	64

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,422	$0	$0	$8,422
Commercial, industrial, and agricultural	1,973	0	0	1,973
Residential real estate	402	0	0	402

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $12,143 with a valuation allowance of $3,405 as of September 30, 2013, resulting in an additional provision for loan losses of $704 and $3,233 for the corresponding three and nine months ended September 30, 2013. Impaired loans had a recorded investment of $12,535 with a valuation allowance of $1,738 as of December 31, 2012, and an additional provision for loan losses of $756 and $1,544 was recorded for the three and nine months ended September 30, 2012.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$7,473	Sales comparison approach	Adjustment for differences between the comparable sales	9% - 10% (10%)

Impaired loans – commercial, industrial, and agricultural	1,200	Income approach	Adjustment for differences in net operating income	13% - 32% (23%)

Impaired loans – residential real estate	64	Sales comparison approach	Adjustment for differences between the comparable sales	17% - 26% (23%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$8,422	Sales comparison approach	Adjustment for differences between the comparable sales	1% - 39% (19%)

Impaired loans – commercial, industrial, and agricultural	1,973	Income approach	Adjusting for differences in net operating income	24% - 38% (27%)

Impaired loans – residential real estate	402	Sales comparison approach	Adjustment for differences between the comparable sales	10% - 15% (11%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2013:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$32,856	$32,856	$0	$0	$32,856
Interest bearing time deposits with other banks	275	0	281	0	281
Securities available for sale	700,531	70,509	629,246	776	700,531
Trading securities	4,358	4,153	205	0	4,358
Loans held for sale	399	0	410	0	410
Net loans	1,011,750	0	0	1,008,375	1,008,375
FHLB and other equity interests	7,580	n/a	n/a	n/a	n/a
Accrued interest receivable	7,267	429	3,827	3,011	7,267

LIABILITIES
Deposits	$(1,552,281)	$(1,365,864)	$(186,041)	$0	$(1,551,905)
FHLB and other borrowings	(122,976)	0	(122,976)	0	(122,976)
Subordinated debentures	(20,620)	0	(10,945)	0	(10,945)
Interest rate swaps	(1,241)	0	(1,241)	0	(1,241)
Accrued interest payable	(805)	(200)	(590)	(15)	(805)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2012:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$31,881	$31,881	$0	$0	$31,881
Interest bearing time deposits with other banks	225	0	230	0	230
Securities available for sale	737,311	54,169	680,562	2,580	737,311
Trading securities	4,459	4,300	159	0	4,459
Loans held for sale	2,398	0	2,460	0	2,460
Net loans	913,764	0	0	917,785	917,785
FHLB and other equity interests	6,684	n/a	n/a	n/a	n/a
Accrued interest receivable	6,863	278	3,498	3,087	6,863

LIABILITIES
Deposits	$(1,485,003)	$(1,272,060)	$(215,485)	$0	$(1,487,545)
FHLB and other borrowings	(97,806)	0	(105,850)	0	(105,850)
Subordinated debentures	(20,620)	0	(10,682)	0	(10,682)
Interest rate swaps	(1,745)	0	(1,745)	0	(1,745)
Accrued interest payable	(1,022)	(301)	(707)	(14)	(1,022)

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

5.	SECURITIES

Securities available for sale at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013				December 31, 2012
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$2,003	$4	$0	$2,007	$4,018	$18	$0	$4,036
U.S. Gov’t sponsored entities	179,875	3,175	(5,820)	177,230	157,965	5,977	(161)	163,781
State & political subdivisions	177,503	4,416	(2,056)	179,863	170,223	11,113	(57)	181,279
Residential & multi-family mortgage	258,466	2,945	(6,372)	255,039	308,800	8,724	(702)	316,822
Commercial mortgage	971	0	(21)	950	1,275	29	0	1,304
Corporate notes & bonds	15,741	56	(1,640)	14,157	17,368	26	(2,370)	15,024
Pooled trust preferred	800	0	(24)	776	800	0	(200)	600
Pooled SBA	71,924	652	(3,063)	69,513	50,667	2,277	(17)	52,927
Other securities	1,020	0	(24)	996	1,521	17	0	1,538

Total	$708,303	$11,248	$(19,020)	$700,531	$712,637	$28,181	$(3,507)	$737,311

At September 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Corporate equity securities	$2,998	$3,117
Certificates of deposit	253	408
International mutual funds	257	287
Large cap growth mutual funds	182	157
Large cap value mutual funds	121	104
Real estate investment trust mutual funds	40	65
Corporate notes and bonds	152	101
Mid cap mutual funds	81	26
Small cap mutual funds	81	26
U.S. Government sponsored entities	53	58
Commodities mutual funds	54	0
Money market mutual funds	86	110

Total	$4,358	$4,459

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2013

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	110,419	(5,820)	0	0	110,419	(5,820)
State & political subdivisions	58,955	(2,047)	474	(9)	59,429	(2,056)
Residential & multi-family mortgage	157,880	(6,201)	5,124	(171)	163,004	(6,372)
Commercial mortgage	950	(21)	0	0	950	(21)
Corporate notes & bonds	0	0	9,754	(1,640)	9,754	(1,640)
Pooled trust preferred	0	0	776	(24)	776	(24)
Pooled SBA	40,735	(2,933)	1,802	(130)	42,537	(3,063)
Other securities	996	(24)	0	0	996	(24)

	$369,935	$(17,046)	$17,930	$(1,974)	$387,865	$(19,020)

December 31, 2012

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	41,715	(161)	0	0	41,715	(161)
State & political subdivisions	7,857	(57)	0	0	7,857	(57)
Residential & multi-family mortgage	32,159	(688)	4,254	(14)	36,413	(702)
Commercial mortgage	0	0	0	0	0	0
Corporate notes & bonds	0	0	13,002	(2,370)	13,002	(2,370)
Pooled trust preferred	0	0	600	(200)	600	(200)
Pooled SBA	3,521	(17)	0	0	3,521	(17)
Other securities	0	0	0	0	0	0

	$85,252	$(923)	$17,856	$(2,584)	$103,108	$(3,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2013, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $776. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three and nine months ended September 30, 2013 and 2012, no other-than-temporary impairment was required to be realized in earnings. At September 30, 2013 and December 31, 2012, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost and fair value of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2013 and 2012 is as follows:

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

As of September 30, 2013 and December 31, 2012, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2013	$0	$0	$0
Nine months ended September 30, 2013	33,672	822	(494)
Three months ended September 30, 2012	4,090	103	0
Nine months ended September 30, 2012	92,707	1,549	(149)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2013:

	Amortized	Fair
	Cost	Value
1 year or less	$31,904	$31,651
1 year – 5 years	137,688	138,186
5 years – 10 years	163,672	162,836
After 10 years	42,658	41,360

	375,922	374,033
Residential and multi-family mortgage	258,466	255,039
Pooled SBA	71,924	69,513
Commercial mortgage	971	950

Total debt securities	$707,283	$699,535

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2013 and December 31, 2012, securities carried at $340,446 and $264,813, respectively, were pledged to secure public deposits and for other purposes as provided by law.

6.	LOANS

Total net loans at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
Commercial, industrial, and agricultural	$258,889	$257,091
Commercial mortgages	305,840	261,791
Residential real estate	400,649	347,904
Consumer	62,187	58,668
Credit cards	4,800	4,800
Overdrafts	510	971
Less: unearned discount	(3,904)	(3,401)
allowance for loan losses	(17,221)	(14,060)

Loans, net	$1,011,750	$913,764

At September 30, 2013 and December 31, 2012, net unamortized loan costs of $322 and $232, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 26% and 28% of the Corporation’s total loan portfolio at September 30, 2013 and December 31, 2012, respectively. Commercial mortgage loans comprised 30% and 28% of the Corporation’s total loan portfolio at September 30, 2013 and December 31, 2012, respectively. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 40% and 37% of the Corporation’s total loan portfolio at September 30, 2013 and December 31, 2012, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both September 30, 2013 and December 31, 2012. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended September 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2013	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500
Charge-offs	(169)	(4)	(57)	(269)	(19)	(72)	(590)
Recoveries	0	1,424	1	21	3	16	1,465
Provision (benefit) for loan losses	384	(275)	189	454	18	76	846

Allowance for loan losses, September 30, 2013	$5,553	$7,041	$2,641	$1,761	$57	$168	$17,221

Transactions in the allowance for loan losses for the nine months ended September 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(253)	(1,534)	(398)	(946)	(48)	(163)	(3,342)
Recoveries	7	1,427	5	95	13	65	1,612
Provision (benefit) for loan losses	859	2,451	568	913	9	91	4,891

Allowance for loan losses, September 30, 2013	$5,553	$7,041	$2,641	$1,761	$57	$168	$17,221

Transactions in the allowance for loan losses for the three months ended September 30, 2012 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2012	$5,115	$4,553	$2,225	$1,568	$81	$148	$13,690
Charge-offs	(751)	(165)	(7)	(252)	(22)	(80)	(1,277)
Recoveries	6	0	1	18	1	22	48
Provision (benefit) for loan losses	103	504	113	372	19	77	1,188

Allowance for loan losses, September 30, 2012	$4,473	$4,892	$2,332	$1,706	$79	$167	$13,649

Transactions in the allowance for loan losses for the nine months ended September 30, 2012 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(1,398)	(401)	(231)	(890)	(55)	(197)	(3,172)
Recoveries	14	0	1	67	8	78	168
Provision for loan losses	1,346	823	571	1,125	55	118	4,038

Allowance for loan losses, September 30, 2012	$4,473	$4,892	$2,332	$1,706	$79	$167	$13,649

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2013 and December 31, 2012. The recorded investment in loans excludes accrued interest due to its insignificance.

September 30, 2013

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$573	$932	$0	$0	$0	$0	$1,505
Collectively evaluated for impairment	4,980	4,209	2,641	1,761	57	168	13,816
Modified in a troubled debt restructuring	0	1,900	0	0	0	0	1,900

Total ending allowance balance	$5,553	$7,041	$2,641	$1,761	$57	$168	$17,221

Loans:
Loans individually evaluated for impairment	$1,774	$4,252	$64	$0	$0	$0	$6,090
Loans collectively evaluated for impairment	255,813	289,635	400,585	58,283	4,800	510	1,009,626
Loans modified in a troubled debt restructuring	1,302	11,953	0	0	0	0	13,255

Total ending loans balance	$258.889	$305,840	$400,649	$58,283	$4,800	$510	$1,028,971

December 31, 2012

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$131	$81	$0	$0	$0	$753
Collectively evaluated for impairment	4,399	3,467	2,385	1,699	83	175	12,208
Modified in a troubled debt restructuring	0	1,099	0	0	0	0	1,099

Total ending allowance balance	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Loans:
Loans individually evaluated for impairment	$2,623	$10,683	$593	$0	$0	$0	$13,899
Loans collectively evaluated for impairment	253,048	240,907	347,311	55,267	4,800	971	902,304
Loans modified in a troubled debt restructuring	1,420	10,201	0	0	0	0	11,621

Total ending loans balance	$257,091	$261,791	$347,904	$55,267	$4,800	$971	$927,824

The following tables present information related to loans individually evaluated for impairment by portfolio segment as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

September 30, 2013

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,836	$1,085	$573
Commercial mortgage	12,017	9,985	2,832
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,604	1,991	0
Commercial mortgage	6,246	6,220	0
Residential real estate	149	64	0

Total	$22,852	$19,345	$3,405

December 31, 2012

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,542	$1,792	$541
Commercial mortgage	5,870	5,329	1,230
Residential real estate	416	381	81
With no related allowance recorded:
Commercial, industrial, and agricultural	2,804	2,251	0
Commercial mortgage	17,285	15,555	0
Residential real estate	308	212	0

Total	$29,225	$25,520	$1,852

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,267	$3	$3	$1,439	$4	$4
Commercial mortgage	8,337	0	0	7,657	3	3
Residential real estate	0	1	1	191	4	4
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	0	0	2,121	0	0
Commercial mortgage	10,602	0	0	10,888	0	0
Residential real estate	69	0	0	138	0	0

Total	$22,330	$4	$4	$22,434	$11	$11

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,140	$0	$0	$3,406	$3	$3
Commercial mortgage	6,180	3	3	5,549	3	3
Residential real estate	476	3	3	322	11	11
With no related allowance recorded:
Commercial, industrial, and agricultural	3,506	0	0	3,459	0	0
Commercial mortgage	11,971	0	0	12,016	0	0
Residential real estate	151	0	0	75	0	0

Total	$26,424	$6	$6	$24,827	$17	$17

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,566	$0	$3,073	$0
Commercial mortgages	8,946	0	8,570	109
Residential real estate	1,993	58	2,792	18
Consumer	683	11	10	217
Credit cards	0	54	0	13

Total	$14,188	$123	$14,445	$357

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans.

September 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$126	$523	$2,478	$3,127	$255,762	$258,889
Commercial mortgages	1,173	0	5,784	6,957	298,883	305,840
Residential real estate	860	949	1,954	3,763	396,886	400,649
Consumer	569	266	694	1,529	56,754	58,283
Credit cards	24	23	54	101	4,699	4,800
Overdrafts	0	0	0	0	510	510

Total	$2,752	$1,761	$10,964	$15,477	$1,013,494	$1,028,971

December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$724	$157	$2,968	$3,849	$253,242	$257,091
Commercial mortgages	1,162	3,197	8,679	13,038	248,753	261,791
Residential real estate	1,390	641	2,700	4,731	343,173	347,904
Consumer	724	203	227	1,154	54,113	55,267
Credit cards	39	9	13	61	4,739	4,800
Overdrafts	0	0	0	0	971	971

Total	$4,039	$4,207	$14,587	$22,833	$904,991	$927,824

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	2	$1,302	$0	2	$1,420	$0
Commercial mortgages	10	11,953	1,900	8	10,201	1,099
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	12	$13,255	$1,900	10	$11,621	$1,099

The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2013 and 2012. There was one loan modified as a troubled debt restructuring during the three months ended September 30, 2013, and no loans modified as troubled debt restructurings during the three months ended September 30, 2012.

	Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	2	3,615	3,549
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	2	$3,615	$3,549

	Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$310	$310
Commercial mortgages	4	2,556	2,556
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	5	$2,866	$2,866

The troubled debt restructurings described above increased the allowance for loan losses by $562 and $0 during the three months ended September 30, 2013 and 2012 and $562 and $0 during the nine months ended September 30, 2013 and 2012.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 4 to 18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2013 and December 31, 2012 and no principal balances were forgiven in connection with the loan restructurings. In the first quarter of 2013, the Corporation recorded a partial chargeoff of $595 for a commercial mortgage loan with a balance of $1,660 that had defaulted under its restructured terms in 2012 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $127 and $262 on this loan during the three and nine months ended September 30, 2013, and $503 during both the three and nine months ended September 30, 2012. In the second quarter of 2013, a commercial mortgage loan with a balance of $1,086 defaulted under its restructured terms and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $0 and $588 during the three and nine months ended September 30, 2013. In the third quarter of 2013, an impaired commercial mortgage loan that was placed on non-accrual status in the second quarter of 2013 and having a balance of $3,269 was modified in a troubled debt restructuring. The Corporation recorded an additional provision for loan losses of $562 for this loan during the three months ended September 30, 2013.

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

September 30, 2013

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$230,412	$6,997	$21,349	$131	$258,889
Commercial mortgages	263,115	9,956	30,040	2,729	305,840

Total	$493,527	$16,953	$51,389	$2,860	$564,729

December 31, 2012

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$234,835	$6,641	$15,459	$156	$257,091
Commercial mortgages	225,294	12,294	23,501	702	261,791

Total	$460,129	$18,935	$38,960	$858	$518,882

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$398,598	$57,589	$4,746	$345,094	$55,040	$4,787
Non-performing	2,051	694	54	2,810	227	13

Total	$400,649	$58,283	$4,800	$347,904	$55,267	$4,800

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

Holiday’s loan portfolio is summarized as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Consumer	$23,909	$21,535
Residential real estate	1,397	954
Less: unearned discount	(3,904)	(3,401)

Total	$21,402	$19,088

7.	DEPOSITS

Total deposits at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	Percentage
	Change	September 30, 2013	December 31, 2012
Checking, non-interest bearing	8.1%	$189,362	$175,239
Checking, interest bearing	11.3%	374,826	336,911
Savings accounts	5.5%	801,677	759,910
Certificates of deposit	(12.5%)	186,416	212,943

	4.5%	$1,552,281	$1,485,003

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2013, 36,203 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. For the three and nine months ended September 30, 2012, 37,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income per consolidated statements of income	$4,703	$4,563	$11,951	$13,246
Net earnings allocated to participating securities	(21)	(17)	(56)	(50)

Net earnings allocated to common stock	$4,682	$4,546	$11,895	$13,196

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,054	$2,045	$6,161	$6,130
Undistributed earnings allocated to common stock	2,628	2,501	5,734	7,066

Net earnings allocated to common stock	$4,682	$4,546	$11,895	$13,196

Weighted average common shares outstanding, including shares considered participating securities	12,513	12,448	12,505	12,430
Less: Average participating securities	(51)	(41)	(52)	(42)

Weighted average shares	12,462	12,407	12,453	12,388

Basic earnings per common share	$0.38	$0.37	$0.96	$1.07

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,682	$4,546	$11,895	$13,196

Weighted average common shares outstanding for basic earnings per common share	12,462	12,407	12,453	12,388
Add: Dilutive effects of assumed exercises of stock options	2	4	1	4

Weighted average shares and dilutive potential common shares	12,464	12,411	12,454	12,392

Diluted earnings per common share	$0.38	$0.37	$0.96	$1.06

9.	DERIVATIVE INSTRUMENTS

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

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At September 30, 2013, the variable rate on the subordinated debt was 1.80% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

On August 1, 2008, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2008 in order to hedge cash flows associated with $10 million of a subordinated note discussed above. The Corporation’s objective in using this derivative was to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involved the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2008 to the September 15, 2013 maturity date without exchange of the underlying notional amount.

As of September 30, 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

		Fair value as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate contracts	Accrued interest and other liabilities	($1,241)	($1,745)

For the Three Months Ended September 30, 2013	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$8	Interest expense – subordinated debentures	($102)	Other income	$0
For the Nine Months Ended September 30, 2013	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$327	Interest expense – subordinated debentures	($304)	Other income	$0
For the Three Months Ended September 30, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($44)	Interest expense – subordinated debentures	($98)	Other income	$0
For the Nine Months Ended September 30, 2012	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	($116)	Interest expense – subordinated debentures	($290)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $377. As of September 30, 2013 and December 31, 2012, a cash collateral balance in the amount of $1,350 and $1,950, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (ASU 2013-10). ASU 2013-10 was issued to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to direct Treasury obligations of the U.S. Government and the London Interbank Offered Rate (LIBOR) swap rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material effect on the Corporation’s financial statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 was issued to clarify the financial presentation of unrecognized tax benefits in the instances described. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013. The effect of adopting ASU 2013-11 is not expected to have a material effect on the Corporation’s financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, McKean and Warren. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren. As FC Bank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin.

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

COMPLETED ACQUISITION

On March 26, 2013, the Corporation announced the signing of a definitive merger agreement to acquire FC Banc Corp. and its subsidiary, The Farmers Citizens Bank, for $30.00 per share in cash and stock, or approximately $40.4 million in the aggregate. The transaction closed on October 11, 2013. Farmers Citizens Bank served the northern Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation will continue to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight.

In order to facilitate its entry into the central Ohio market, the Corporation opened a loan production office in Dublin, Ohio in the third quarter of 2013. Management plans to incorporate this office into the commercial banking division of FCBank.

GENERAL OVERVIEW

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. Some compression of the net interest margin was experienced in 2012 and the net interest margin has decreased 11 basis points in the first nine months of 2013 compared to the first nine months of 2012 as a result of the current interest rate environment. During the past several years, in order to address the historic lows on various key interest rates such as the Prime Rate and 3-month LIBOR, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2012 and the first nine months of 2013 but maintained deposit growth as a result of successful marketing and business development strategies. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses during the remainder of 2013 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2013.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $32.9 million at September 30, 2013 compared to $31.9 million at December 31, 2012. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to decrease $36.9 million or 5.0% since December 31, 2012, as the Corporation has been able to deploy cash flows from the securities portfolio in its loan portfolio. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $101.1 million, or 10.9%, during the first nine months of 2013. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects sustained loan demand throughout the remainder of 2013.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ending September 30, 2013	Year ending December 31, 2012	Nine months ending September 30, 2012
Balance at beginning of period	$14,060	$12,615	$12,615
Charge-offs:
Commercial, industrial, and agricultural	253	2,871	1,398
Commercial mortgages	1,534	401	401
Residential real estate	398	304	231
Consumer	946	1,279	890
Credit cards	48	78	55
Overdrafts	163	257	197

	3,342	5,190	3,172

Recoveries:
Commercial, industrial, and agricultural	7	45	14
Commercial mortgages	1,427	—	—
Residential real estate	5	1	1
Consumer	95	91	67
Credit cards	13	18	8
Overdraft deposit accounts	65	99	78

	1,612	254	168

Net charge-offs	(1,730)	(4,936)	(3,004)

Provision for loan losses	4,891	6,381	4,038

Balance at end of period	$17,221	$14,060	$13,649

Loans, net of unearned	$1,028,971	$927,824	$910,217
Allowance to net loans	1.67%	1.52%	1.50%
Net charge-offs to average loans (annualized)	0.24%	0.55%	0.45%
Nonperforming assets	$14,487	$15,127	$19,502
Nonperforming % of total assets	0.79%	0.85%	1.12%

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

The previously mentioned analysis considers numerous historical and other factors to analyze the adequacy of the allowance and current period charges against the provision for loan losses. Management uses the analysis to compare and plot the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. Management then determines the current adequacy of the allowance and evaluates trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans.

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

During the nine months ended September 30, 2013, CNB recorded a provision for loan losses of $4.9 million, as compared to a provision for loan losses of $4.0 million for the nine months ended September 30, 2012. The provision was impacted by one particular commercial mortgage loan that was impaired at December 31, 2012 and then was placed on nonaccrual status during the three months ended March 31, 2013, resulting in an increase in nonperforming assets of $2.9 million. No loan loss reserve was required for this loan as of March 31, 2013 or December 31, 2012. However, due to a rapid deterioration in the loan collateral value, the Corporation recorded an increase in the provision for loan losses attributable to this impaired loan of $1.7 million during the second quarter. Subsequently, the Corporation recorded a partial chargeoff on the loan of $892 thousand, resulting in a recorded investment of $2.0 million and a specific reserve of $822 thousand as of September 30, 2013.

A loan modified in a troubled debt restructuring that was nonperforming at December 31, 2012 was partially charged off in the first quarter of 2013, resulting in a decrease in nonperforming assets of $595 thousand. Additional provisions for loan losses of $135 thousand and $128 thousand were recorded for this loan during the first and third quarters of 2013, respectively.

During the second quarter of 2013, a commercial mortgage loan with a balance of $1.1 million that was previously modified in a troubled debt restructuring defaulted under its modified terms, resulting in an increase in the provision for loan losses of $611 thousand. An additional provision for loan losses of $50 thousand was recorded for this loan during the third quarter of 2013.

A commercial mortgage loan with a carrying value of $3.3 million defaulted in the second quarter. Based on management’s evaluation of the fair value of the associated collateral, no provision for loan losses was required to be recorded for this loan relationship as of June 30, 2013. During the third quarter of 2013, this loan was modified in a troubled debt restructuring, which will result in the Corporation receiving reduced monthly payments that will be applied entirely to the loan’s principal balance. The Corporation also obtained an updated appraisal for the loan collateral in October 2013 and, as a result, recorded a provision for loan losses of $562 thousand as of and for the quarter ended September 30, 2013.

Finally, the Corporation recorded a loan loss recovery of $1.4 million in the third quarter of 2013 related to an impaired commercial mortgage loan that had been partially charged off prior to January 1, 2013. At the recovery date, the carrying amount of the loan was $5.2 million, which was satisfied in full by the Corporation’s participation in the issuance of a loan at market terms to a new borrower that purchased the property securing the loan.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2013.

PREMISES AND EQUIPMENT

In the second quarter of 2013, the Corporation entered into a contractual commitment to expand its main office facility in Clearfield, Pennsylvania at an approximate cost of $4 million. Construction has commenced with approximately $2.2 million in construction-related expenditures incurred as of September 30, 2013. The project is expected to be completed by the end of the first quarter of 2014.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the main source of funds in the Corporation, increasing $67.3 million from $1.49 billion at December 31, 2012 to $1.55 billion at September 30, 2013. The growth in deposits was primarily due to increases in interest-bearing demand deposits of $37.9 million and savings accounts of $41.8 million as a result of the Corporation’s successful marketing and business development strategies.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2013. Total shareholders’ equity was $130.8 million at September 30, 2013 and $145.4 million at December 31, 2012. In the first nine months of 2013, the Corporation earned $12.0 million and declared dividends of $6.2 million, a dividend payout ratio of 51.8% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Total risk-based capital ratio	14.96%	15.28%
Tier 1 capital ratio	13.71%	14.03%
Leverage ratio	8.05%	8.06%
Tangible common equity/tangible assets (1)	6.56%	7.63%

Book value per share	$10.45	$11.65
Tangible book value per share (1)	9.57	10.77

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	September 30, 2013	December 31, 2012
Shareholders’ equity	$130,766	$145,364
Less goodwill	10,946	10,946

Tangible common equity	$119,820	$134,418

Total assets	$1,837,419	$1,773,079
Less goodwill	10,946	10,946

Tangible assets	$1,826,473	$1,762,133

Ending shares outstanding	12,514,138	12,475,904

Tangible book value per share	$9.57	$10.77
Tangible common equity/tangible assets	6.56%	7.63%

The decrease in tangible common equity/tangible assets, book value per share, and tangible book value per share from December 31, 2012 to September 30, 2013 is primarily attributable to the significant decline in the fair value of the Corporation’s available-for-sale investment securities in relation to book value. This decline in fair value of available-for-sale securities was expected given the increases in intermediate and long-term interest rates that occurred in the second and third quarters of 2013.

RECENT LEGISLATION

The following section should be read in conjunction with the Supervision and Regulation section of the Corporation’s 2012 Form 10-K.

On July 2, 2013, the Federal Reserve Board issued final rules, and on July 9, 2013, the FDIC issued interim final rules that revise existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III, and to implement certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including the Corporation, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•

implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•

require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with Dodd-Frank and establish due diligence requirements for securitization exposures.

Under the interim and final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Corporation, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. We are still in the process of assessing the impacts of these complex final and interim final rules; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2013 (in thousands):

Commitments to extend credit	$266,350
Standby letters of credit	13,916

$280,266

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.7 million in the third quarter of 2013, compared to $4.6 million for the same period of 2012. The earnings per diluted share were $0.38 in the third quarter of 2013 and $0.37 in the third quarter of 2012. As described below, non-interest expenses for the three months ended September 30, 2013 include $398 thousand associated with merger related expenses.

INTEREST INCOME AND EXPENSE

Net interest income totaled $14.6 million, an increase of $978 thousand, or 7.2%, over the third quarter of 2012. Total interest and dividend income increased by $332 thousand, or 1.9%, as compared to the third quarter of 2012. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets resulting from the continued low interest rate environment. Total interest expense decreased $646 thousand, or 18.7%, as compared to the third quarter of 2012 due to decreases in the cost of deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $846 thousand in the second quarter of 2013 compared to $1.2 million in the third quarter of 2012. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the third quarter of 2013, the Corporation recorded provisions for loan losses associated with certain impaired loans and also recorded a significant loan loss recovery for a commercial mortgage loan.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2013.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $3.1 million for the three months ended September 30, 2013, compared to $2.7 million for the three months ended September 30, 2012. Net realized gains on available-for-sale securities were $103 thousand during the three months ended September 30, 2012. Net realized and unrealized gains on trading securities were $166 thousand and $275 thousand during the three months ended September 30, 2013 and 2012, respectively.

Wealth and asset management fees increased from $498 thousand during the three months ended September 30, 2012 to $615 thousand during the three months ended September 30, 2013 due to increases in assets under management resulting from the Corporation’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $1.1 million, or 12.3%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Merger costs associated with the Corporation’s acquisition of FC Banc Corp. totaled $398 thousand during the three months ended September 30, 2013. In addition, salaries and benefits expenses increased $457 thousand, or 9.5%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions.

INCOME TAX EXPENSE

Income tax expense was $2.0 million in the third quarter of 2013 as compared to $1.8 million in the third quarter of 2012, resulting in effective tax rates of 29.9% and 28.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

AVERAGE BALANCES AND NET INTEREST MARGIN

The table on the following page presents the average balances and net interest margin for the nine months ended September 30, 2013 and 2012. This information should be reviewed in conjunction with management’s discussion and analysis for the results of operations for the nine months ended September 30, 2013 and 2012 that follows the table.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2013			September 30, 2012
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Interest-bearing deposits with other banks	$4,640	0.00%	$—	$3,934	0.01%	$—
Securities:
Taxable (1)	610,310	2.19%	10,166	601,280	2.56%	11,226
Tax-Exempt (1,2)	130,672	4.54%	4,331	112,936	4.96%	3,971
Equity Securities (1,2)	3,554	6.79%	181	2,710	3.10%	63

Total securities	744,536	2.61%	14,678	716,926	2.93%	15,260

Loans:
Commercial (2)	306,810	4.77%	10,979	296,040	4.98%	11,050
Mortgage (2)	609,602	4.76%	21,778	539,087	5.36%	21,679
Consumer	56,333	12.77%	5,394	49,819	13.11%	4,897

Total loans (3)	972,745	5.23%	38,151	884,946	5.67%	37,626

Total earning assets	1,721,921	4.08%	$52,829	1,605,806	4.45%	$52,886

Non interest-bearing assets:
Cash and due from banks	25,898			28,525
Premises and equipment	24,847			24,088
Other assets	57,246			55,679
Allowance for loan losses	(15,055)			(13,252)

Total non interest-bearing assets	92,936			95,040

TOTAL ASSETS	$1,814,857			$1,700,846

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$366,768	0.39%	$1,061	$306,317	0.51%	$1,176
Savings	793,949	0.48%	2,851	730,731	0.81%	4,421
Time	201,890	1.29%	1,950	234,139	1.66%	2,922

Total interest-bearing deposits	1,362,607	0.57%	5,862	1,271,187	0.89%	8,519
Short-term borrowings	24,430	0.19%	34	9,924	0.16%	12
Long-term borrowings	75,018	4.48%	2,523	74,390	4.31%	2,406
Subordinated debentures	20,620	3.77%	583	20,620	3.92%	606

Total interest-bearing liabilities	1,482,675	0.81%	$9,002	1,376,121	1.12%	$11,543

Demand - non interest-bearing	175,081			162,898
Other liabilities	17,526			22,791

Total liabilities	1,675,282			1,561,810
Shareholders’ equity	139,575			139,036

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,814,857			$1,700,846

Interest income/Earning assets		4.08%	$52,829		4.45%	$52,886
Interest expense/Interest-bearing liabilities		0.81%	9,002		1.12%	11,543

Net interest spread		3.27%	$43,827		3.33%	$41,343

Interest income/Earning assets		4.08%	52,829		4.45%	52,886
Interest expense/Earning assets		0.70%	9,002		0.96%	11,543

Net interest margin		3.38%	$43,827		3.49%	$41,343

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Nine Months Ended September 30, 2013 and 2012

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $12.0 million for the nine months ended September 30, 2013, compared to $13.2 million for the same period of 2012. The earnings per diluted share were $0.96 for the nine months ended September 30, 2013 and $1.06 for the nine months ended September 30, 2012. The return on average assets and return on average equity for the nine months ended September 30, 2013 are 0.88% and 11.42%, respectively, compared to 1.04% and 12.70%, respectively, for the same period of 2012. As described below, non-interest expenses for the nine months ended September 30, 2013 include $1.3 million associated with merger related expenses.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2013, net interest income increased $2.3 million, or 5.8%, compared to the nine months ended September 30, 2012. The Corporation’s net interest margin on a fully tax equivalent basis was 3.38% for the nine months ended September 30, 2013, compared to 3.49% for the nine months ended September 30, 2012.

Total interest and dividend income was $50.9 million for the nine months ended September 30, 2013, a decrease of $237 thousand, or 0.5%, as compared to the nine months ended September 30, 2012. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets resulting from the continued low interest rate environment. During the nine months ended September 30, 2013, total interest expense decreased $2.5 million, or 22.0%, as compared to the nine months ended September 30, 2012 due to decreases in the cost of deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $4.9 million during the nine months ended September 30, 2013 compared to $4.0 million during the nine months ended September 30, 2012. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the first nine months of 2013, the Corporation recorded a provision for loan losses associated with certain impaired loans and also recorded a significant loan loss recovery for a commercial mortgage loan.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2013.

NON-INTEREST INCOME

Excluding the effects of the securities transactions described below, non-interest income was $9.3 million for the nine months ended September 30, 2013, compared to $7.9 million for the nine months ended September 30, 2012. Net realized gains on available-for-sale securities were $328 thousand during the nine months ended September 30, 2013, and $1.4 million during the nine months ended September 30, 2012. Net realized and unrealized gains on trading securities were $497 thousand and $455 thousand during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, the Corporation recorded $1.4 million in income from bank owned life insurance policies, including $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the maturity of the policies.

Wealth and asset management fees increased from $1.3 million during the nine months ended September 30, 2012 to $1.7 million during the nine months ended September 30, 2013 due to increases in assets under management resulting from the Corporation’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $3.8 million, or 13.9%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Merger costs associated with the Corporation’s acquisition of FC Banc Corp. totaled $1.3 million during the nine months ended September 30, 2013. Salaries and benefits expenses increased $1.6 million, or 11.6%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions. Net occupancy expenses increased $438 thousand, or 12.9%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as a result of anticipated increases repair, maintenance, and utility expenses, as well as increases in depreciation expense for recently completed projects and asset purchases.

INCOME TAX EXPENSE

Income tax expense was $4.4 million for the nine months ended September 30, 2013 as compared to $5.0 million for the nine months ended September 30, 2012, resulting in effective tax rates of 26.7% and 27.6% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2013 and December 31, 2012, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

September 30, 2013		December 31, 2012
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-2.7%	400	-0.5%
300	-0.6%	300	-0.8%
100	1.5%	100	2.3%
(100)	-4.4%	(100)	-4.0%

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

Any acquisitions, including our completed acquisition of FC Banc Corp., will be accompanied by the risks commonly encountered in acquisitions including, among other things: our ability to realize anticipated cost savings and avoid unanticipated costs relating to the merger, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management. These risks may prevent the Corporation from fully realizing the anticipated benefits of an acquisition or cause the realization of such benefits to take longer than expected.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 7, 2013	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 7, 2013	/s/ Brian W. Wingard
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