Form 10-K
period 2013-12-31
CNB FINANCIAL CORP/PA
filed 2014-03-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

☐  Yes  ☒  No

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013:

$198,933,179

The number of shares outstanding of the registrant’s common stock as of March 3, 2014:

14,464,041 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 15, 2014 are incorporated by reference into Part III.

PART I.

ITEM 1.    BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank, referred to herein as the Bank, and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank.

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

CNB Bank

CNB Bank (the “Bank”) was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. ERIEBANK, a division of CNB Bank, began operations in 2005. In October 2013, the Corporation completed its previously announced acquisition of FC Banc Corp. and its subsidiary, Farmers Citizens Bank. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation is continuing to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight.

The Bank has 37 full service branch offices and one loan production office located in various communities in its market area. CNB Bank’s primary market area includes the Pennsylvania counties of Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly owned subsidiary, Holiday Financial Services Corporation. Holiday currently has eleven offices within the Corporation’s footprint. Management believes that it has made the necessary investments in experienced personnel and technology which has helped facilitate the growth of Holiday into a successful and profitable subsidiary.

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

Supervision and Regulation

The Corporation is a bank holding company and a financial holding company and the Bank is a Pennsylvania state-chartered bank that is not a member of the Board of Governors of the Federal Reserve System (Federal Reserve Board). Accordingly, the Corporation is subject to the oversight of the Federal Reserve Board and the Pennsylvania Department of Banking, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”). The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau of Consumer Financial Protection (“CFPB”) is authorized to write rules on consumer financial products which could affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Legislation

The Dodd-Frank Act, enacted into law on July 21, 2010, includes numerous provisions designed to strengthen the financial industry, enhance consumer financial protection, expand disclosures and provide for transparency, and significantly changed the bank regulatory structure and affected and will continue to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act also created a CFPB, which is authorized to write rules on a number of consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations.

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

At December 31, 2013, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002 and represented a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes- Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, as amended, including publicly-held financial holding companies such as the Corporation. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.

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

Employees

As of December 31, 2013, the Corporation had a total of 395 employees of which 359 were full time and 36 were part time.

Executive Officers

The Corporation’s executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	50

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Richard L. Greslick, Jr.	37

Executive Vice President/Chief Operating Officer, CNB Bank since December 2012 and Secretary, CNB Financial Corporation, since July 2010; previously, Senior Vice President/Administration since July 2010; Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Mark D. Breakey	55	Executive Vice President and Chief Credit Officer, CNB Bank.

Joseph E. Dell, Jr.	57

Senior Vice President and Chief Lending Officer, CNB Bank since December 31, 2013; previously, Senior Vice President and Senior Commercial Lending Officer since February 2013; previously, Chief Lending Officer and Commercial Line of Business Manager for First Security Group, Inc. and FSG Bank, N.A. from 2011 to February 2013; and previously served in various executive level positions with First Commonwealth Bank, including Chief Lending Officer and Commercial Line of Business Leader since 2008.

Vincent C. Turiano	63

Senior Vice President/Operations, CNB Bank, since November 25, 2009; previously Financial Consultant for RBC Wealth Management (formerly Ferris, Baker Watts, Inc.) since 2006; and previously Executive Vice President of Omega Bank and Omega Financial Corporation.

Brian W. Wingard	39

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$607,224	2.25%	$13,456	$605,974	2.51%	$14,688	$499,221	2.92%	$14,395
Tax-Exempt (1, 2)	129,858	4.52%	5,743	115,634	4.89%	5,344	86,851	5.14%	4,366
Equity Securities (1, 2)	3,262	8.49%	277	2,843	4.08%	116	1,906	2.49%	47

Total Securities	740,344	2.67%	19,476	724,451	2.89%	20,148	587,978	3.31%	18,808

Loans
Commercial (2)	311,914	4.86%	15,151	296,465	4.96%	14,718	275,442	5.20%	14,329
Mortgage (2)	675,408	4.77%	32,215	546,374	5.29%	28,919	492,922	5.68%	28,015
Consumer	65,107	10.93%	7,119	50,069	13.27%	6,642	51,402	12.72%	6,536

Total Loans (3)	1,052,429	5.18%	54,485	892,908	5.63%	50,279	819,766	5.96%	48,880

Total earning assets	1,792,773	4.15%	$73,961	1,617,359	4.42%	$70,427	1,407,744	4.84%	$67,688

Non Interest Earning Assets
Cash & Due From Banks	26,710			30,275			33,846
Premises & Equipment	26,475			24,114			24,323
Other Assets	64,399			55,851			56,616
Allowance for Loan Losses	(15,496)			(13,424)			(11,750)

Total Non Interest Earning Assets	102,088			96,816			103,035

Total Assets	$1,894,861			$1,714,175			$1,510,779

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$388,237	0.38%	$1,468	$313,673	0.50%	$1,559	$296,440	0.77%	$2,287
Savings	819,774	0.47%	3,885	738,023	0.76%	5,595	501,475	1.09%	5,489
Time	219,791	1.20%	2,642	229,694	1.62%	3,721	320,704	1.82%	5,849

Total interest – bearing deposits	1,427,802	0.56%	7,995	1,281,390	0.85%	10,875	1,118,619	1.22%	13,625
Short-term borrowings	21,602	0.19%	40	9,402	0.15%	14	9,728	0.28%	27
Long-term borrowings	75,018	4.54%	3,407	74,370	4.34%	3,231	74,141	4.25%	3,149
Subordinated Debentures	20,620	3.73%	770	20,620	3.88%	800	20,620	3.77%	778

Total interest-bearing liabilities	1,545,042	0.79%	$12,212	1,385,782	1.08%	$14,920	1,223,108	1.44%	$17,579

Demand – non-interest-bearing	186,180			164,368			148,287
Other liabilities	17,076			23,174			17,173

Total Liabilities	1,748,298			1,573,324			1,388,568
Shareholders’ Equity	146,563			140,851			122,211

Total Liabilities and Shareholders’ Equity	$1,894,861			$1,714,175			$1,510,779

Interest Income/Earning Assets		4.15%	$73,961		4.42%	$70,427		4.84%	$67,688
Interest Expense/Interest Bearing Liabilities		0.79%	12,212		1.08%	14,920		1.44%	17,579

Net Interest Spread		3.36%	$61,749		3.34%	$55,507		3.40%	$50,109

Interest Income/Earning Assets		4.15%	$73,961		4.42%	$70,427		4.84%	$67,688
Interest Expense/Earning Assets		0.68%	12,212		0.92%	14,920		1.25%	17,579

Net Interest Margin		3.47%	$61,749		3.49%	$55,507		3.59%	$50,109

1.

Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $2,544, $2,298, and $1,976 for the years ended December 31, 2013, 2012, and 2011, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $1,732, $1,636, and $1,567 for the years ended December 31, 2013, 2012, and 2011, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2013 over (under) 2012 Due to Change In (1)			For Twelve Months Ended December 31, 2012 over (under) 2011 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Securities:
Taxable	$347	$(1,579)	$(1,232)	$3,097	$(2,804)	$293
Tax-Exempt (2)	879	(480)	399	1,267	(289)	978
Equity Securities (2)	17	144	161	24	45	69

Total Securities	1,243	(1,915)	(672)	4,388	(3,048)	1,340
Loans
Commercial (2)	759	(326)	433	1,094	(705)	389
Mortgage (2)	6,828	(3,532)	3,296	3,038	(2,134)	904
Consumer	1,998	(1,521)	477	(169)	275	106

Total Loans	9,585	(5,379)	4,206	3,963	(2,564)	1,399

Total Earning Assets	$10,828	$(7,294)	$3,534	$8,351	$(5,612)	$2,739

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – Interest-Bearing	$363	$(454)	$(91)	$133	$(861)	$(728)
Savings	652	(2,362)	(1,710)	2,589	(2,483)	106
Time	(156)	(923)	(1,079)	(1,660)	(468)	(2,128)

Total Interest-Bearing Deposits	859	(3,739)	(2,880)	1,062	(3,812)	(2,750)
Short-Term Borrowings	17	9	26	(1)	(12)	(13)
Long-Term Borrowings	29	147	176	10	72	82
Subordinated debentures	-	(30)	(30)	-	22	22

Total Interest-Bearing Liabilities	$905	$(3,613)	$(2,708)	$1,071	$(3,730)	$(2,659)

Change in Net Interest Income	$9,923	$(3,681)	$6,242	$7,280	$(1,882)	$5,398

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities

(Dollars In Thousands)	December 31, 2013				December 31, 2012				December 31, 2011
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$ -	$ -	$ -	$ -	$4,018	$18	$ -	$4,036	$8,064	$66	$ -	$8,130
U.S. Government Sponsored
Entities	185,205	2,894	(6,474)	181,625	157,965	5,977	(161)	163,781	102,258	5,249	(15)	107,492
State and Political Subdivisions	176,490	3,770	(2,317)	177,943	170,223	11,113	(57)	181,279	149,685	8,844	(92)	158,437
Residential and multi-family mortgage	248,017	2,410	(7,820)	242,607	308,800	8,724	(702)	316,822	292,297	8,043	(214)	300,126
Commercial mortgage	385	-	(11)	374	1,275	29	-	1,304	2,077	45	-	2,122
Corporate notes and bonds	15,744	65	(1,734)	14,075	17,368	26	(2,370)	15,024	17,358	50	(3,548)	13,860
Pooled trust preferred	800	-	(139)	661	800	-	(200)	600	800	-	(460)	340
Pooled SBA	70,077	688	(3,044)	67,721	50,667	2,277	(17)	52,927	44,851	1,282	(77)	46,056
Other securities	1,020	-	(35)	985	1,521	17	-	1,538	1,521	23	-	1,544

	$697,738	$9,827	$(21,574)	$685,991	$712,637	$28,181	$(3,507)	$737,311	$618,911	$23,602	$(4,406)	$638,107

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2013

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
Securities Available for Sale
U.S. Treasury	$-
U.S. Government Sponsored Entities	24,326	1.20%	79,486	1.52%	$77,813	2.37%
State and Political Subdivisions	6,576	4.65%	58,552	3.68%	83,435	4.68%	$29,380	5.36%
Corporate notes and bonds			3,372	2.04%	2,989	3.24%	7,714	1.57%
Pooled trust preferred							661	6.35%
Pooled SBA									$67,721	2.66%
Residential and multi-family mortgage									242,607	2.35%
Commercial mortgage									374	4.70%

TOTAL	$30,902	1.94%	$141,410	2.43%	$164,237	3.56%	$37,755	4.60%	$310,702	2.42%

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2013	2012	2011	2010	2009
Commercial, industrial and agricultural	$291,704	$257,091	$253,324	$257,491	$239,966
Commercial mortgages	467,292	261,791	242,511	212,878	193,632
Residential real estate	471,298	347,904	298,628	266,604	226,931
Consumer	63,491	58,668	53,471	51,966	53,542
Credit cards	5,065	4,800	4,412	4,106	3,560
Overdrafts	409	971	423	3,964	391

Gross loans	1,299,259	931,225	852,769	797,009	718,022
Less: unearned income	3,896	3,401	2,886	2,447	2,880

Total loans net of unearned	$1,295,363	$927,824	$849,883	$794,562	$715,142

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2013
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$99,704	$80,432	$21,710	$201,846
Loans With Floating Interest Rate	15,282	35,869	38,707	89,858

	$114,986	$116,301	$60,417	$291,704

C. RISK ELEMENTS

	2013	2012	2011	2010	2009
Loans on non-accrual basis	$11,573	$14,445	$16,567	$11,926	$12,757
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	344	357	441	889	584
Performing troubled debt restructurings	8,006	9,961	7,688	1,714	-

	$19,923	$24,763	$24,696	$14,529	$13,341

Interest income recorded on the non-accrual loans for the year ended December 31, 2013 was $17. Additional interest income which would have been recorded on non-accrual loans had they been on accrual status was $604 for the year ended December 31, 2013.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2013, there were $22,132 in special mention loans, $64,254 in substandard loans, and $866 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2013	2012	2011	2010	2009

Balance at beginning of Period	$14,060	$12,615	$10,820	$9,795	$8,719
Charge-Offs:
Commercial, industrial and agricultural	958	2,871	1,796	543	860
Commercial mortgages	1,931	401	175	2,061	381
Residential real estate	467	304	217	211	378
Consumer	1,919	1,279	907	1,223	1,622
Credit cards	97	78	39	94	101
Overdrafts	258	257	222	239	269

	5,630	5,190	3,356	4,371	3,611
Recoveries:
Commercial, industrial and agricultural	7	45	9	11	2
Commercial mortgages	1,430	-	-	3	-
Residential real estate	5	1	13	2	1
Consumer	114	91	88	100	62
Credit cards	16	18	10	10	13
Overdrafts	94	99	94	112	144

	1,666	254	214	238	222

Net charge-offs	(3,964)	(4,936)	(3,142)	(4,133)	(3,389)
Provision for loan losses	6,138	6,381	4,937	5,158	4,465

Balance at end of period	$16,234	$14,060	$12,615	$10,820	$9,795

Percentage of net charge-offs during the period to average loans outstanding	0.38%	0.55%	0.38%	0.56%	0.49%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2013		2012		2011		2010		2009
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$6,279	22.45%	$4,940	27.61%	$4,511	29.71%	$3,517	32.31%	$2,790	33.42%
Commercial mortgages	5,469	35.97%	4,697	28.11%	4,470	28.44%	3,511	26.71%	3,291	26.97%
Residential real estate	2,880	36.27%	2,466	37.36%	1,991	35.02%	1,916	33.45%	1,583	31.61%
Consumer	1,333	4.89%	1,699	6.30%	1,404	6.27%	1,561	6.52%	1,751	7.46%
Credit Cards	66	0.39%	83	0.51%	71	0.51%	96	0.52%	85	0.49%
Overdrafts	207	0.03%	175	0.10%	168	0.05%	219	0.50%	295	0.05%

Total	$16,234	100.00%	$14,060	100.00%	$12,615	100.00%	$10,820	100.00%	$9,795	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2013		2012		2011
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non Interest Bearing	$186,180		$164,368		$148,287
Demand – Interest Bearing	388,237	0.38%	313,673	0.50%	296,440	0.77%
Savings Deposits	819,774	0.47%	738,023	0.76%	501,475	1.09%
Time Deposits	219,791	1.20%	229,694	1.62%	320,704	1.82%

TOTAL	$1,613,982		$1,445,758		$1,266,906

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2013 is as follows:
Three months or less	$41,001
Greater than three months and through twelve months	23,978
Greater than one year and through three years	41,957
Greater than three years	19,987

$126,923

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2013	2012	2011
Return on average assets	0.88%	1.00%	1.00%
Return on average equity	11.38%	12.17%	12.36%
Dividend payout ratio	51.40%	47.93%	53.79%
Average equity to average assets ratio	7.73%	8.22%	8.09%

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

—

The Corporation faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At

December 31, 2013, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

The Bank’s loans are principally concentrated in certain areas of Pennsylvania and Ohio, and adverse economic conditions in those markets could adversely affect the Corporation’s business, financial condition and results of operations.

The Corporation’s success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in northwest and central Pennsylvania and central Ohio, the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in these geographic areas, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

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

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 300 administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized and/or issued in proposed form, many have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

The financial services industry is undergoing rapid technological change and technological advances are likely to intensify competition. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to develop new technology driven products and services, or be successful in marketing these products to its customers. Many of its competitors have far greater resources to invest in technology.

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

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

Any acquisitions, including our recently completed acquisition of FC Banc Corp., will be accompanied by the risks commonly encountered in acquisitions including, among other things: our ability to realize anticipated cost savings and avoid unanticipated costs relating to the merger, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management. These risks may prevent the Corporation from fully realizing the anticipated benefits of an acquisition or cause the realization of such benefits to take longer than expected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 37 full-service offices and 1 loan production office. Of these 37 offices, 25 are owned and 12 are leased from independent owners. Holiday Financial Services Corporation has eleven full-service offices of which eight are leased from independent owners and three are leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2013, the approximate number of shareholders of record of the Corporation’s common stock was 3,817.

Price Range of Common Stock

	2013		2012
	High	Low	High	Low
First quarter	$17.35	$16.34	$17.50	$14.59
Second quarter	17.11	15.50	17.32	14.24
Third quarter	18.47	16.41	18.20	15.28
Fourth quarter	21.04	16.58	17.90	14.62

Cash Dividends Paid

	2013	2012
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 18 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2013	-	-	-	168,386
November 1 – 31, 2013	-	-	-	168,386
December 1 - 31, 2013	-	-	-	168,386

(1)

The Corporation’s stock repurchase program, which was announced on December 12, 2006, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2013, there were 168,386 shares remaining in the program.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2008 and ending December 31, 2013.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
CNB Financial Corporation	100.00	150.48	145.78	162.86	176.25	212.30
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$53,927	$49,760	$48,324	$46,955	$45,839
Securities:
Taxable	13,456	14,688	14,395	11,728	7,902
Tax-exempt	3,828	3,595	2,957	2,435	2,095
Dividends	205	86	36	29	34

Total interest and dividend income	71,416	68,129	65,712	61,147	55,870

INTEREST EXPENSE:
Deposits	7,995	10,875	13,625	13,558	13,091
Borrowed funds	3,447	3,245	3,176	4,716	4,527
Subordinated debentures	770	800	778	782	850

Total interest expense	12,212	14,920	17,579	19,056	18,468

NET INTEREST INCOME	59,204	53,209	48,133	42,091	37,402

PROVISION FOR LOAN LOSSES	6,138	6,381	4,937	5,158	4,465

Net interest income after provision for loan losses	53,066	46,828	43,196	36,933	32,937

NON-INTEREST INCOME	13,766	12,664	10,719	9,650	7,950

NON-INTEREST EXPENSES	43,813	35,945	33,282	31,798	30,021

INCOME BEFORE INCOME TAXES	23,019	23,547	20,633	14,785	10,866

INCOME TAX EXPENSE	6,340	6,411	5,529	3,469	2,354

NET INCOME	$16,679	$17,136	$15,104	$11,316	$8,512

PER SHARE DATA:
Basic	$1.29	$1.38	$1.23	$1.06	$0.98
Fully diluted	1.29	1.38	1.23	1.06	0.98
Dividends declared	0.66	0.66	0.66	0.66	0.66
Book value per share at year end	11.43	11.65	10.66	8.96	7.92

AT END OF PERIOD:
Total assets	$2,131,289	$1,773,079	$1,602,207	$1,413,511	$1,161,591
Securities	690,118	741,770	641,340	503,028	347,748
Loans, net of unearned discount	1,295,363	927,824	849,883	794,562	715,142
Allowance for loan losses	16,234	14,060	12,615	10,820	9,795
Deposits	1,835,314	1,485,003	1,353,851	1,162,868	956,858
FHLB and other borrowings	75,000	74,296	74,456	105,259	100,003
Subordinated debentures	20,620	20,620	20,620	20,620	20,620
Shareholders’ equity	164,911	145,364	131,889	109,645	69,409

KEY RATIOS:
Return on average assets	0.88%	1.00%	1.00%	0.87%	0.79%
Return on average equity	11.38%	12.17%	12.36%	11.62%	12.86%
Loan to deposit ratio	70.58%	62.48%	62.78%	68.33%	74.74%
Dividend payout ratio	51.40%	47.93%	53.79%	61.27%	67.27%
Average equity to average assets ratio	7.73%	8.22%	8.09%	7.46%	6.17%

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation.

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

Completed Acquisition

On March 26, 2013, the Corporation announced the signing of a definitive merger agreement to acquire FC Banc Corp. and its subsidiary, Farmers Citizens Bank, for $30.00 per share in cash and stock, or approximately $41.6 million in the aggregate. The transaction closed on October 11, 2013. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation continues to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight.

In order to facilitate its entry into the central Ohio market, the Bank opened a loan production office in Dublin, Ohio in the third quarter of 2013. In the fourth quarter of 2013, management incorporated this office into the commercial banking division of FCBank.

General Overview

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. We experienced some compression of our net interest margin in 2013 as a result of the current interest rate environment. During the past several years, in order to address the historic lows on interest rates that are primarily tied to short-term rates, such as the Prime Rate, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2013 and 2012 but maintained deposit growth as a result of successful marketing and business development strategies. The increase in intermediate and long-term market interest rates during 2013 did not have a significant impact on the Corporation’s earnings.

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2014 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2014.

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

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and the implementing rules and regulations will have on the Corporation. The legislation and any implementing rules may have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and its many and varied implementing rules, which may increase its costs of operations and adversely impact its earnings.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2013 Balance	$ Change vs. prior year	% Change vs. prior year	2012 Balance	$ Change vs. prior year	% Change vs. prior year	2011 Balance
Total assets	$2,131.3	$358.2	20.2%	$1,773.1	$170.9	10.7%	$1,602.2
Total loans, net	1,279.1	365.4	40.0	913.8	76.5	9.1	837.3
Total securities	690.1	(51.7)	(7.0)	741.7	100.4	15.7	641.3
Total deposits	1,835.3	350.3	23.6	1,485.0	131.1	9.7	1,353.9
Total shareholders’ equity	164.9	19.5	13.4	145.4	13.5	10.2	131.9

Overview of Balance Sheet

In conjunction with its acquisition of FC Banc Corp. in the fourth quarter of 2013, the Corporation received loans with a fair value of $247.7 million and assumed deposits with a fair value of $332.0 million. Excluding the loans and deposits acquired, the Corporation’s loan growth and deposit growth were $117.7 million and $18.3 million, respectively.

During the fourth quarter of 2013, 1,873,879 shares of common stock were issued in connection with the acquisition of FC Banc Corp. The shares were valued at approximately $33.6 million based on the October 11, 2013 closing price of $17.91 per share. This increase in shareholders’ equity was offset by a decrease in accumulated other comprehensive income of $23.4 million resulting from the decline in fair value of available-for-sale securities in relation to book value. This offset was expected given the increases in intermediate and long-term interest rates that occurred in 2013.

Cash and Cash Equivalents

Cash and cash equivalents totaled $29.6 million at December 31, 2013 compared to $31.9 million at December 31, 2012. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. We believe the year end balance to be adequate to support our expected funding needs in the short term.

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

Securities

Securities available for sale and trading securities have combined to decrease $51.7 million, or 7.0%, at December 31, 2013 when compared to December 31, 2012, as the Corporation has been able to deploy principal cash flows from the securities portfolio resulting from maturities and sales in the loan portfolio. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

Loans

The Corporation’s lending is focused in the west central and northwest Pennsylvania and central Ohio markets and consists principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans.

As detailed in the table below, at December 31, 2013, the Corporation had $1.3 billion in loans outstanding, net of unearned discount, an increase of $367.5 million since December 31, 2012. As described in the overview of the balance sheet, the Corporation acquired loans of $247.7 million from FC Banc Corp. in 2013. In addition, the Corporation had organic loan growth of $117.7 million, or 12.9% of loans outstanding at December 31, 2012. The increase was primarily the result of two factors. The first factor was increasing demand for commercial mortgage loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The second factor was increasing demand for residential mortgage loan products throughout 2013, resulting in both refinancing activity as well as new mortgage loans and home equity borrowings.

(dollars in thousands)	2013	2012

Commercial, industrial, and agricultural	$291,704	$257,091
Commercial mortgages	467,292	261,791
Residential real estate	471,298	347,904
Consumer	63,491	58,668
Credit cards	5,065	4,800
Overdrafts	409	971
Less: unearned discount	(3,896)	(3,401)

Total loans, net of unearned discount	$1,295,363	$927,824

In its Pennsylvania markets, the Corporation expects loan demand in 2014 to be consistent with 2013. In its Ohio markets, the Corporation expects significant growth in its commercial mortgage portfolio as a result of enhanced lending opportunities anticipated in the Columbus, Ohio metropolitan area.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. In connection with the acquisition of FC Banc Corp., the Corporation added approximately $183 million to its commercial real estate loan portfolio. At December 31, 2013, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

Loan Quality

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed annually on approximately 65% of the commercial loan portfolio by an outsourced loan review firm. In addition, classified assets, past due loans and nonaccrual loans are reviewed by the loan review partner semiannually and monthly by our credit administration staff.

The following table presents information concerning loan delinquency and other non-performing assets at December 31, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	2011
Non-accrual loans	$11,573	$14,445	$16,567
Accrual loans greater than 89 days past due	344	357	441

Total nonperforming loans	11,917	14,802	17,008
Other real estate owned	986	325	505

Total nonperforming assets	$12,903	$15,127	$17,513

Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$8,006	$9,961	$7,688
Non-performing TDR loans *	4,130	1,660	-

Total TDR loans	$12,136	$11,621	$7,688

Total loans, net of unearned income	$1,295,363	$927,824	$849,883
Nonperforming loans as a percentage of loans, net	0.92%	1.60%	2.00%
Total assets	$2,131,289	$1,773,079	$1,602,207
Nonperforming assets as a percentage of total assets	0.61%	0.85%	1.09%

*	Nonperforming TDR loans are also included in the balance of non-accrual loans in the previous table.

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

The following table presents activity within the allowance for loan losses during the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	2011
Balance at beginning of period	$14,060	$12,615	$10,820

Charge-offs:
Commercial, industrial, and agricultural	(958)	(2,871)	(1,796)
Commercial mortgages	(1,931)	(401)	(175)
Residential real estate	(467)	(304)	(217)
Consumer	(1,919)	(1,279)	(907)
Credit cards	(97)	(78)	(39)
Overdrafts	(258)	(257)	(222)

	(5,630)	(5,190)	(3,356)

Recoveries:
Commercial, industrial, and agricultural	7	45	9
Commercial mortgages	1,430	-	-
Residential real estate	5	1	13
Consumer	114	91	88
Credit cards	16	18	10
Overdrafts	94	99	94

	1,666	254	214

Net charge-offs	(3,964)	(4,936)	(3,142)

Provision for loan losses	6,138	6,381	4,937

Balance at end of period	$16,234	$14,060	$12,615

Loans, net of unearned income	$1,295,363	$927,824	$849,883
Allowance to net loans	1.25%	1.52%	1.48%

At December 31, 2013, the ratio of the allowance for loan losses to loans was 1.25%, compared to 1.52% at December 31, 2012 and 1.48% at December 31, 2011. In connection with its acquisition of FC Banc Corp. in the fourth quarter of 2013, CNB recorded a fair value adjustment on the acquired loan portfolio of $8.7 million and there was no carryover of the allowance for loan losses that was previously recorded by FC, resulting in the decrease in the ratio of the allowance for loan losses to total loans.

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

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Commercial, industrial and agricultural	$6,279	$4,940	$4,511
Commercial mortgages	5,469	4,697	4,470
Residential real estate	2,880	2,466	1,991
Consumer	1,333	1,699	1,404
Credit cards	66	83	71
Overdrafts	207	175	168

Total	$16,234	$14,060	$12,615

Throughout 2013, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 5 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2013 and 2012, as well as the nature and scope of loans modified in a troubled debt restructuring during 2013 and 2012 and the related effect on the provision and allowance for loan losses.

In 2013, an impaired commercial real estate loan was placed on nonaccrual status, resulting in an increase in nonperforming assets of $2.9 million. No loan loss reserve was required for this loan as of December 31, 2012. However, due to a rapid deterioration in the loan collateral value, the Corporation recorded an increase in the provision for loan losses of $1.1 million and concurrently charged off

$822 thousand of the loan balance. The customer repaid the remaining balance of $2.0 million prior to December 31, 2013. An impaired commercial real estate loan to a related borrower with a carrying value of $1.7 million as of December 31, 2012 was also repaid in 2013, resulting in a chargeoff of $974 and an additional provision for loan losses of $258 thousand. A commercial mortgage loan to a related borrower with a carrying value of $3.3 million defaulted in 2013 and was subsequently modified in a troubled debt restructuring, which will result in the Corporation receiving reduced monthly payments that will be applied entirely to the loan’s principal balance. The Corporation also obtained an updated appraisal for the loan collateral and, as a result, recorded a provision for loan losses of $514 thousand during the year ended December 31, 2013.

A commercial mortgage loan with a balance of $1.1 million that was modified in a troubled debt restructuring prior to 2013 defaulted under its modified terms in 2013, resulting in an increase in the provision for loan losses of $555 thousand.

An impaired commercial and industrial loan with a carrying value of $1.6 million as of December 31, 2012 deteriorated further in 2013, resulting in a chargeoff of $649 thousand and an additional provision for loan losses of $175 thousand.

Unsecured consumer loans to two related borrowers totaling $498 thousand were charged off in the fourth quarter of 2013. An associated loan loss provision of $498 thousand was recorded in the fourth quarter.

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

Finally, the effect of increases in net chargeoffs in 2013 and 2012, as compared to net chargeoffs in 2011, as disclosed in the Summary of Loan Loss Experience table in Item 1, as well as the increase in the Corporation’s loan portfolio in 2013, had a significant impact on the loan loss reserves required for homogeneous loan pools during the year ended December 31, 2013. As disclosed in Note 5 to the consolidated financial statements, the allowance for loan loss balance attributable to loans collectively evaluated for impairment increased from $12.2 million at December 31, 2012 to $14.4 million at December 31, 2013.

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

Management believes that both its 2013 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2013.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from the BOLI assist the Corporation in offsetting its benefit costs. During the second quarter of 2013, additional BOLI of $2.0 million was purchased. In addition, BOLI with a fair value of $4.0 million was acquired from FC Banc Corp. Proceeds from BOLI death benefits were $1.3 million during the year ended December 31, 2013.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding. As noted in the following table, traditional deposits increased 23.6% during 2013.

	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011	2013	2012	2011
Demand, Non interest bearing	26.3%	14.7%	$221,293	$175,239	$152,732
Demand, Interest bearing	33.6%	10.1%	450,216	336,911	305,960
Savings deposits	18.2%	21.2%	898,043	759,910	627,106
Time deposits	24.8%	(20.6%)	265,762	212,943	268,053

Total	23.6%	9.7%	$1,835,314	$1,485,003	$1,353,851

The growth in deposits of $350.3 million was primarily attributable to the fair value of deposits acquired from FC Banc Corp. of $332.0 million.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11 to the consolidated financial statements.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2013, the Corporation earned $16.7 million and declared dividends of $8.6 million, resulting in a dividend payout ratio of 51.4% of net income. During the fourth quarter of 2013, 1,873,879 shares of common stock were issued in connection with the acquisition of FC Banc Corp. The shares were valued at $33.6 million based on the October 11, 2013 closing price of $17.91 per share.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s capital ratios and book value per common share at December 31, 2013 and 2012 are as follows:

	2013	2012
Total risk-based capital ratio	13.72%	15.28%
Tier 1 capital ratio	12.51%	14.03%
Leverage ratio	7.96%	8.06%
Tangible common equity/tangible assets (1)	6.34%	7.63%
Book value per share	$11.43	$11.65
Tangible book value per share (1)	$9.23	10.77

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

	December 31, 2013	December 31, 2012
Shareholders’ equity	$164,911	$145,364
Less goodwill	27,194	10,946
Less core deposit intangible	4,583	-

Tangible common equity	$133,134	$134,418

Total assets	$2,131,289	$1,773,079
Less goodwill	27,194	10,946
Less core deposit intangible	4,583	-

Tangible assets	$2,099,512	$1,762,133

Ending shares outstanding	14,427,780	12,475,904
Tangible book value per share	$9.23	$10.77
Tangible common equity/tangible assets	6.34%	7.63%

The decrease in tangible common equity/tangible assets, book value per share, and tangible book value per share from December 31, 2012 to December 31, 2013 is primarily attributable to the significant decline in the fair value of the Corporation’s available-for-sale investment securities in relation to book value. This decline in fair value of available-for-sale securities was expected given the increases in intermediate and long-term interest rates that occurred in the second and third quarters of 2013.

The decrease in the Tier 1 and Total risk-based regulatory capital ratios from December 31, 2012 to December 31, 2013 resulted from CNB’s addition of a significant portfolio of commercial real estate loans in the fourth quarter of 2013 in conjunction with its acquisition of FC Banc Corp.

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $414 million with approximately $349 million available at December 31, 2013. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Overview of the Income Statement

The Corporation had net income of $16.7 million for 2013 compared to $17.1 million for 2012. Net interest income increased $6.0 million, or 11.3%, and non-interest income increased $1.1 million, or 8.7%. The provision for loan losses decreased by $243 thousand, or 3.8%, and non-interest expenses increased by $7.9 million, or 21.9%. The earnings per diluted share were $1.29 in 2013 and $1.38 in 2012. The return on assets and the return on equity for 2013 are 0.88% and 11.38% as compared to 1.00% and 12.17% for 2012. Non-interest expenses for the year ended December 31, 2013 include $2.4 million associated with merger related expenses. As described in Note 2 to the consolidated financial statements, FC Banc Corp. results of operations were included in the Corporation’s results beginning October 12, 2013.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.46% for the year ended December 31, 2013, compared to 3.49% for the year ended December 31, 2012. Total interest and dividend income increased by $3.3 million, or 4.8%, as compared to 2012. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. The Corporation’s average earning assets increased by $175.4 million for the year ended December 31, 2013 while the yield during that time decreased by 28 basis points from 4.42% to 4.14%. Total interest expense decreased $2.7 million, or 18.2%, for the year ended December 31, 2013 as compared to the comparable period in 2012 as a result of the Corporation’s focus on deposit mix and active management of deposit rates. The cost of interest bearing deposits decreased by 29 basis points, which offset the increase in average interest bearing deposits of $146.4 million.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $6.1 million in 2013 compared to $6.4 million in 2012. Net loan charge-offs were $4.0 million during the year ended December 31, 2013 compared to $4.9 million during the year ended December 31, 2012. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and also recorded a significant loan loss recovery for a commercial mortgage loan.

Management believes the charges to the provision in 2013 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2013.

Non-Interest Income

Non-interest income was $13.8 million for the year ended December 31, 2013, compared to $12.7 million for the year ended December 31, 2012. Net realized gains on available-for-sale securities were $355 thousand during the year ended December 31, 2013, compared to $1.4 million during the year ended December 31, 2012. Net realized and unrealized gains on trading securities were $728 thousand and $564 thousand during the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Corporation recorded $1.6 million in income from bank owned life insurance policies, including $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the maturity of the policies.

Wealth and asset management fees increased from $1.8 million during the year ended December 31, 2012 to $2.4 million during the year ended December 31, 2013 due to increases in assets under management resulting from the Corporation’s strategic focus to grow its Wealth and Asset Management Division.

Non-Interest Expense

Total non-interest expenses increased $7.9 million, or 21.9%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. Merger costs associated with the Corporation’s acquisition of FC Banc Corp. were expensed as incurred and totaled $2.4 million during the year ended December 31, 2013. Salaries and benefits expenses increased $2.8 million, or 14.9%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, in part due to routine merit increases, an increase in average full-time equivalent employees, and increases in certain employee benefit expenses, such as health insurance costs, which continue to increase in line with market conditions. Net occupancy expenses increased $855 thousand, or 18.4%, during year ended December 31, 2013 compared to the year ended December 31, 2012, as a result of anticipated increases in repair, maintenance, and utility expenses, as well as increases in depreciation expense for recently completed projects and asset purchases.

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

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.49% for the year ended December 31, 2012, compared to 3.59% for the year ended December 31, 2011. Total interest and dividend income increased by $2.4 million, or 3.7%, as compared to 2011. Although the Corporation’s earning assets continue to grow, these increases have been offset by decreases in the yield on earning assets as a result of the current interest rate environment. The Corporation’s average earning assets increased by $209.6 million for the year ended December 31, 2012 while the yield during that time decreased by 42 basis points from 4.84% to 4.42%. Total interest expense decreased $2.7 million, or 15.1%, for the year ended December 31, 2012 as compared to the comparable period in 2011 as a result of the Corporation’s focus on deposit mix and active management of deposit rates. The cost of interest bearing deposits decreased by 37 basis points, which offset the increase in average interest bearing deposits of $162.8 million.

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

Income Tax Expense

Income taxes were $6.3 million in 2013, compared to $6.4 million in 2012 and $5.5 million in 2011. The effective tax rates were 27.5%, 27.2%, and 26.8% for 2013, 2012 and 2011, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,569,552	0	0	0	$1,569,552
Certificates of deposit	10	122,126	83,980	47,651	12,005	265,762
FHLB and other borrowings	11	13,159	20,445	50,483	3,863	87,950
Operating leases	7	626	1,183	612	1,168	3,589
Sale-leaseback	7	112	224	224	893	1,453
Subordinated debentures	11	0	0	0	20,620	20,620

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

Off-Balance Sheet Arrangements

See Note 19 to the consolidated financial statements for information about our off-balance sheet arrangements.

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

Finally, the fair value of assets acquired and liabilities assumed in connection with the acquisition of FC Banc Corp., including the associated goodwill that was recorded, required the use of material estimates. Specifically, the fair values of loans, the core deposit intangible asset, premises and equipment, and time deposits were susceptible to estimation and management’s judgment about real estate and equipment values, as well as the amount and timing of future cash flows associated with loans and deposits.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2013 and 2012, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

December 31, 2013		December 31, 2012
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-6.2%	400	-0.5%
300	-3.8%	300	-0.8%
100	-0.1%	100	2.3%
(100)	-3.7%	(100)	-4.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$25,769	$28,570
Interest bearing deposits with other banks	3,864	3,311

Total cash and cash equivalents	29,633	31,881
Interest bearing time deposits with other banks	275	225
Securities available for sale	685,991	737,311
Trading securities	4,127	4,459
Loans held for sale	487	2,398
Loans	1,299,259	931,225
Less: unearned discount	(3,896)	(3,401)
Less: allowance for loan losses	(16,234)	(14,060)

Net loans	1,279,129	913,764
FHLB and other equity interests	7,533	6,684
Premises and equipment, net	31,589	24,072
Bank owned life insurance	33,804	27,645
Mortgage servicing rights	904	714
Goodwill	27,194	10,946
Core deposit intangible	4,583	-
Accrued interest receivable and other assets	26,040	12,980

Total Assets	$2,131,289	$1,773,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$221,293	$175,239
Interest bearing deposits	1,614,021	1,309,764

Total deposits	1,835,314	1,485,003

FHLB and other long-term borrowings	75,000	74,296
Other short-term borrowings	12,950	23,510
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	22,494	24,286

Total liabilities	1,966,378	1,627,715

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares at December 31, 2013 and 12,599,603 shares at December 31, 2012	0	0
Additional paid in capital	77,923	44,223
Retained earnings	97,066	88,960
Treasury stock, at cost (45,702 shares for 2013 and 123,699 for 2012)	(633)	(1,743)
Accumulated other comprehensive income (loss)	(9,445)	13,924

Total shareholders’ equity	164,911	145,364

Total Liabilities and Shareholders’ Equity	$2,131,289	$1,773,079

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2013	2012	2011
Interest and Dividend Income:
Loans including fees	$53,927	$49,760	$48,324
Securities:
Taxable	13,456	14,688	14,395
Tax-exempt	3,828	3,595	2,957
Dividends	205	86	36

Total interest and dividend income	71,416	68,129	65,712

Interest Expense:
Deposits	7,995	10,875	13,625
Borrowed funds	3,447	3,245	3,176
Subordinated debentures (includes $400, $390, and $402 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2013, 2012, and 2011)	770	800	778

Total interest expense	12,212	14,920	17,579

Net Interest Income	59,204	53,209	48,133
Provision for Loan Losses	6,138	6,381	4,937

Net Interest Income After Provision for Loan Losses	53,066	46,828	43,196

Non-Interest Income:
Wealth and asset management fees	2,426	1,819	1,691
Service charges on deposit accounts	4,272	4,106	4,233
Other service charges and fees	2,179	1,868	1,626
Net realized gains on trading securities	579	298	30
Net unrealized gains on trading securities	149	266	34
Mortgage banking	940	990	735
Bank owned life insurance	1,552	973	930
Other	1,314	965	1,224

	13,411	11,285	10,503

Total other-than-temporary impairment losses on available-for-sale securities	0	0	(398)
Less portion of loss recognized in other comprehensive income	0	0	0

Net impairment losses recognized in earnings	0	0	(398)
Net realized gains on available-for-sale securities (includes $355, $1,379, and $614 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2013, 2012, and 2011)	355	1,379	614

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	355	1,379	216

Total non-interest income	13,766	12,664	10,719

Non-Interest Expenses:
Salaries	15,467	13,106	12,349
Employee benefits	6,250	5,787	4,936
Net occupancy expense	5,506	4,651	4,416
Amortization of core deposit intangible	251	0	0
Data processing	3,469	2,791	2,754
State and local taxes	1,549	1,474	1,275
Legal, professional and examination fees	1,318	1,265	956
Advertising	939	859	822
FDIC insurance	1,266	1,115	1,259
Directors fees and benefits	776	666	591
Merger costs	2,396	0	0
Other	4,626	4,231	3,924

Total non-interest expenses	43,813	35,945	33,282

Income Before Income Taxes	23,019	23,547	20,633
Income Tax Expense (includes ($16), $346, and $74 income tax expense reclassification items in 2013, 2012, and 2011)	6,340	6,411	5,529

Net Income	16,679	17,136	15,104

Other Comprehensive Income (Loss):
Net change in unrealized gains/losses on available-for-sale securities, net of reclassification and tax	(23,675)	3,561	14,441
Change in actuarial gain, net of amortization and tax, for post-employment health care plan, net of tax	(103)	(349)	(485)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of tax	409	(49)	(522)

Total other comprehensive income (loss)	(23,369)	3,163	13,434

Comprehensive Income (Loss)	$(6,690)	$20,299	$28,538

Earnings Per Share:
Basic	$1.29	$1.38	$1.23
Diluted	1.29	1.38	1.23

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$16,679	$17,136	$15,104
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	6,138	6,381	4,937
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	2,641	2,225	2,075
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	3,541	4,509	2,786
Deferred taxes	(977)	(240)	441
Net impairment losses realized in earnings and realized gains on sales of available-for-sale securities	(355)	(1,379)	(216)
Net realized and unrealized gains on trading securities	(728)	(564)	(64)
Proceeds from sale of trading securities	5,811	3,386	343
Purchase of trading securities	(4,671)	(4,187)	(1,266)
Gain on sale of loans	(808)	(927)	(638)
Net gains on dispositions of premises and equipment and foreclosed assets	(252)	(158)	(104)
Proceeds from sale of loans	22,252	32,512	23,324
Origination of loans held for sale	(19,883)	(32,626)	(19,927)
Income on bank owned life insurance	(1,552)	(973)	(930)
Stock-based compensation expense	390	277	213
Contribution of treasury stock	120	120	120
Changes in:
Accrued interest receivable and other assets	(3,124)	(455)	(1,342)
Accrued interest payable and other liabilities	8,387	2,523	5,529

Net Cash Provided By Operating Activities	33,609	27,560	30,385

Cash Flows from Investing Activities:
Net (increase) decrease in interest bearing time deposits with other banks	(50)	(1)	2,593
Proceeds from maturities, prepayments and calls of available-for-sale securities	139,863	109,673	101,178
Proceeds from sales of available-for-sale securities	35,633	125,579	69,740
Purchase of available-for-sale securities	(130,412)	(332,155)	(288,757)
Loan origination and payments, net	(124,155)	(82,393)	(58,552)
Purchase of bank owned life insurance	(2,000)	(1,000)	(5,000)
Proceeds from death benefits associated with bank owned life insurance	1,348	0	0
Net cash acquired from FC Banc Corp.	46,982	0	0
Acquisition of consumer discount company	0	(1,248)	0
Redemption (purchase) of FHLB and other equity interests	940	(147)	(122)
Purchase of premises and equipment	(5,336)	(2,016)	(1,705)
Proceeds from the sale of premises and equipment and foreclosed assets	735	1,088	257

Net Cash Used In Investing Activities	(36,452)	(182,620)	(180,368)

Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	48,680	186,262	292,369
Certificates of deposit	(30,395)	(55,110)	(101,386)
Proceeds from sale of treasury stock	41	526	1,188
Proceeds from exercise of stock options	698	424	259
Cash dividends paid	(8,573)	(8,214)	(8,125)
Proceeds from long-term borrowings	900	0	700
Repayments on long-term borrowings	(196)	(160)	(133)
Net change in short-term borrowings	(10,560)	23,510	(32,618)

Net Cash Provided By Financing Activities	595	147,238	152,254

Net (Decrease) Increase in Cash and Cash Equivalents	(2,248)	(7,822)	2,271
Cash and Cash Equivalents, Beginning	31,881	39,703	37,432

Cash and Cash Equivalents, Ending	$29,633	$31,881	$39,703

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,283	$15,205	$17,937
Income taxes	5,529	7,548	3,991
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$1,151	$750	$249
Grant of restricted stock awards from treasury stock	539	419	266
Net liabilities assumed from FC Banc Corp., excluding cash and cash equivalents	29,669	0	0
Fair value of common stock issued in connection with acquisition of FC Banc Corp.	33,561	0	0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance, January 1, 2011	$44,676	$73,059	$(5,417)	$(2,673)	$109,645
Net income		15,104			15,104
Other comprehensive income				13,434	13,434
Restricted stock award grants (17,900 shares)	(266)		266
Forfeiture of restricted stock award grants (1,488 shares)	22		(22)
Exercise of stock options (28,750 shares), including tax benefit	(133)		443		310
Stock based compensation expense	213				213
Reissue of treasury stock (94,895 shares)	(162)		1,470		1,308
Cash dividends declared ($0.66 per share)		(8,125)			(8,125)

Balance, December 31, 2011	44,350	80,038	(3,260)	10,761	131,889
Net income		17,136			17,136
Other comprehensive income				3,163	3,163
Restricted stock award grants (26,900 shares)	(419)		419
Exercise of stock options (31,875 shares), including tax benefit	(27)		491		464
Stock based compensation expense	277				277
Reissue of treasury stock (39,811 shares)	42		607		649
Cash dividends declared ($0.66 per share)		(8,214)			(8,214)

Balance, December 31, 2012	44,223	88,960	(1,743)	13,924	145,364
Net income		16,679			16,679
Other comprehensive loss				(23,369)	(23,369)
Common stock issued in acquisition (1,873,879 shares)	33,561				33,561
Restricted stock award grants (31,500 shares)	(471)		471
Exercise of stock options (40,000 shares), including tax benefit	182		551		733
Stock based compensation expense	390				390
Reissue of treasury stock (6,497 shares)	38		88		126
Cash dividends declared ($0.66 per share)		(8,573)			(8,573)

Balance, December 31, 2013	$77,923	$97,066	$(633)	$(9,445)	$164,911

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the “Corporation”) is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the “Bank”). In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation (“Holiday”). The Corporation and these and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania and in the central region of the state of Ohio.

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation and the Bank, CNB Securities Corporation, Holiday, County Reinsurance Company, and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the U.S., management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of goodwill, mortgage servicing rights, fair value of assets acquired and liabilities assumed in connection with business combinations and fair values of securities and other financial instruments are particularly subject to change.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis, and operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

All interest accrued but not received on loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. For all portfolio segments, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the state of Ohio. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania and Ohio.

Purchased Credit Impaired Loans

The Corporation purchased loans in connection with its acquisition of FC Banc Corp. in 2013, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually, and the Corporation estimates the amount and timing of expected cash flows for each loan. The expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

For loans purchased that did not show evidence of credit deterioration, the difference between the fair value of the loan at the acquisition date and the loan’s face value is being amortized as a yield adjustment over the estimated remaining life of the loan using the effective interest method.

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

The following portfolio segments, which are the same as the Corporation’s portfolio classifications and associated risk characteristics, have been identified:

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

Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Premiums and discounts recognized on acquired loans are recognized in earnings using the interest method. Credit losses on the acquired loan portfolio will be charged against the allowance for loan losses as incurred.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate an impairment test should be performed.

The Corporation has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet. Other intangible assets consist of a core deposit intangible asset arising from the acquisition of FC Banc Corp. in 2013. The core deposit intangible asset is amortized using an accelerated method over its estimated useful life of 7 years.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $939, $859, and $822, for 2013, 2012 and 2011 respectively.

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

At December 31, 2013 and 2012, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years then ended.

During 2013, 2012 and 2011, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 31,500, 26,900 and 17,900 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $390, $277 and $213 for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Income

The Corporation presents comprehensive income as part of the Consolidated Statement of Income and Comprehensive Income. Other comprehensive income (loss) consists of unrealized holding gains (losses) on the available for sale securities portfolio, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plans, and changes in the fair value of the Corporation’s interest rate swaps.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2013 and 2012, was $50, which was maintained in vault cash. Note 12 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The effect of adopting ASU 2013-04 is not expected to have a material effect on the Corporation’s financial statements.

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

In January 2014, the FASB issued Accounting Standards Update 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” (ASU 2014-04). The amendments in ASU 2014-04 clarify the circumstances under which an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of a residential real estate property collateralizing a residential real estate loan. The amendments in ASU 2014-04 also require interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for reporting periods beginning after December 15, 2014. The effect of adopting ASU 2014-04 is not expected to have a material effect on the Corporation’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

2.  Business Combination

In the first quarter of 2013, the Corporation announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interests of FC Banc Corp. and its subsidiary, Farmers Citizens Bank, for $30.00 per share in cash and stock. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The transaction closed on October 11, 2013 and resulted in consideration paid to FC Banc Corp. shareholders totaling approximately $41.6 million, comprised of approximately $8.0 million in cash and 1,873,879 shares of the Corporation’s common stock valued at approximately $33.6 million based on the October 11, 2013 closing price of $17.91 per share. FC Banc Corp. results of operations were included in the Corporation’s results beginning October 12, 2013.

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

As disclosed in the accompanying consolidated statements of income, the Corporation incurred merger costs of $2,396 during the year ended December 31, 2013. All merger costs have been expensed as incurred.

The following table summarizes the consideration paid for FC Banc Corp. and the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date:

Consideration paid:
Cash	$8,013
Common stock	33,561

Fair value of total consideration transferred	41,574

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	54,995
Securities available for sale	34,214
Loans	247,737
FHLB and other equity interests	1,789
Premises and equipment	4,328
Bank owned life insurance	3,955
Mortgage servicing rights	83
Core deposit intangible	4,834
Accrued interest receivable and other assets	8,093

Total assets acquired	360,028

Demand deposits	248,812
Time deposits	83,214
Accrued interest payable and other liabilities	2,676

Total liabilities assumed	334,702

Total identifiable net assets	25,326

Goodwill	$16,248

Included in accrued interest receivable and other assets is a deferred tax asset totaling $5,696 representing the tax effect of temporary differences between the tax basis and fair values assigned to the assets and liabilities, as well as the effect of FC Banc Corp.’s net operating loss carryfowards. See Note 13.

Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration totaled $2,225. The Corporation acquired $256,418 of gross loans, including purchased credit impaired loans, and recognized a net combined yield and credit mark of $8,681.

Goodwill of $16,248 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the Corporation and FC Banc Corp. None of the goodwill is expected to be deductible for income tax purposes.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2012:

	2013	2012
Net interest income	$68,723	$65,786
Net income	17,589	20,125
Basic earnings per share	1.23	1.41
Diluted earnings per share	1.23	1.41

3.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). For the years ended December 31, 2012, and 2011, options to purchase 37,500 and 75,500 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. There were no anti-dilutive stock options for the year ended December 31, 2013.

	Years Ended December 31
	2013	2012	2011

Basic earnings per common share computation
Net income per consolidated statements of income	$16,679	$17,136	$15,104
Net earnings allocated to participating securities	(73)	(62)	(42)

Net earnings allocated to common stock	$16,606	$17,074	$15,062

Distributed earnings allocated to common stock	$8,532	$8,182	$8,101
Undistributed earnings allocated to common stock	8,074	8,892	6,961

Net earnings allocated to common stock	$16,606	$17,074	$15,062

Weighted average common shares outstanding, including shares considered participating securities	12,929	12,441	12,306
Less: Average participating securities	(50)	(41)	(33)

Weighted average shares	12,879	12,400	12,273

Basic earnings per common share	$1.29	$1.38	$1.23

Diluted earnings per common share computation
Net earnings allocated to common stock	$16,606	$17,074	$15,062

Weighted average common shares outstanding for basic earnings per common share	12,879	12,400	12,273
Add: Dilutive effects of assumed exercises of stock options	2	3	6

Weighted average shares and dilutive potential common shares	12,881	12,403	12,279

Diluted earnings per common share	$1.29	$1.38	$1.23

4.  Securities

Securities available-for-sale at December 31, 2013 and 2012 are as follows:

	December 31, 2013				December 31, 2012
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury	$ 0	$ 0	$ 0	$ 0	$ 4,018	$ 18	$0	$4,036
U.S. Gov’t sponsored entities	185,205	2,894	(6,474)	181,625	157,965	5,977	(161)	163,781
State & political subdivisions	176,490	3,770	(2,317)	177,943	170,223	11,113	(57)	181,279
Residential & multi-family mortgage	248,017	2,410	(7,820)	242,607	308,800	8,724	(702)	316,822
Commercial mortgage	385	0	(11)	374	1,275	29	0	1,304
Corporate notes & bonds	15,744	65	(1,734)	14,075	17,368	26	(2,370)	15,024
Pooled trust preferred	800	0	(139)	661	800	0	(200)	600
Pooled SBA	70,077	688	(3,044)	67,721	50,667	2,277	(17)	52,927
Other securities	1,020	0	(35)	985	1,521	17	0	1,538

Total	$697,738	$9,827	$(21,574)	$685,991	$712,637	$28,181	$(3,507)	$737,311

At December 31, 2013 and 2012, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2013 and 2012 are as follows:

	2013	2012

Corporate equity securities	$2,705	$3,117
Certificates of deposit	253	408
International mutual funds	259	287
Large cap growth mutual funds	197	157
Money market mutual funds	124	110
Large cap value mutual funds	129	104
Corporate notes and bonds	152	101
Real estate investment trust mutual funds	39	65
U.S. Government sponsored entities	52	58
Small cap mutual funds	83	26
Mid cap mutual funds	84	26
Commodities mutual funds	50	0

Total	$4,127	$4,459

Securities with unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	95,677	(5,394)	17,964	(1,080)	113,641	(6,474)
State & political subdivisions	57,526	(2,192)	5,324	(125)	62,850	(2,317)
Residential & multi-family mortgage	150,229	(6,806)	16,608	(1,014)	166,837	(7,820)
Commercial mortgage	374	(11)	0	0	374	(11)
Corporate notes & bonds	0	0	9,662	(1,734)	9,662	(1,734)
Pooled trust preferred	0	0	661	(139)	661	(139)
Pooled SBA	36,842	(2,296)	8,277	(748)	45,119	(3,044)
Other securities	985	(35)	0	0	985	(35)

	$341,633	$(16,734)	$58,496	$(4,840)	$400,129	$(21,574)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2012
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	41,715	(161)	0	0	41,715	(161)
State & political subdivisions	7,857	(57)	0	0	7,857	(57)
Residential and multi-family mortgage	32,159	(688)	4,254	(14)	36,413	(702)
Commercial mortgage	0	0	0	0	0	0
Corporate notes & bonds	0	0	13,002	(2,370)	13,002	(2,370)
Pooled trust preferred	0	0	600	(200)	600	(200)
Pooled SBA	3,521	(17)	0	0	3,521	(17)
Other securities	0	0	0	0	0	0

	$85,252	$(923)	$17,856	$(2,584)	$103,108	$(3,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of December 31, 2013 and for the years ended December 31, 2013, 2012, and 2011:

	As of December 31, 2013			Credit Losses Realized in Earnings
	Adjusted Amortized	Unrealized	Fair	Year Ended December 31,
	Cost	Gain (Loss)	Value	2013	2012	2011
ALESCO Preferred Funding V, Ltd.	$800	$(139)	$661	$0	$0	$0
ALESCO Preferred Funding XII, Ltd.	0	0	0	0	0	280
ALESCO Preferred Funding XVII, Ltd.	0	0	0	0	0	0
Preferred Term Securities XVI, Ltd.	0	0	0	0	0	118
US Capital Funding VI, Ltd.	0	0	0	0	0	0

Total	$800	$(139)	$661	$0	$0	$398

At December 31, 2013, the Corporation evaluated the ALESCO Preferred Funding V, Ltd. Security for other than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers and discounting those cash flows at the appropriate accounting yield.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$4,054	$4,054	$3,656
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	398

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$4,054	$4,054	$4,054

Due to the insignificance of the adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2013 and 2012, no further disclosures are required.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed, as appropriate given the following considerations. When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of December 31, 2013 and 2012, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2013 and 2012, securities carried at $353,102 and $264,813, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2013:

	December 31, 2013
	Amortized Cost	Fair Value
1 year or less	$31,192	$30,902
1 year – 5 years	141,228	141,410
5 years – 10 years	165,713	163,735
After 10 years	40,106	38,257

	378,239	374,304
Residential and multi-family mortgage	248,017	242,607
Pooled SBA	70,077	67,721
Commercial mortgage	385	374

Total debt securities	$696,718	$685,006

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2013	$35,633	$849	$494
2012	125,579	1,809	430
2011	69,740	878	264

The tax provision related to these net realized gains was $124, $483, and $215, respectively.

During 2013, 2012 and 2011, the Corporation sold trading securities. Proceeds were $5,811 in 2013, $3,386 in 2012, and $343 in 2011, resulting in net gains of $579 in 2013, $298 in 2012, and $30 in 2011.

5.   Loans

Total net loans at December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Commercial, industrial, and agricultural	$291,704	$257,091
Commercial mortgages	467,292	261,791
Residential real estate	471,298	347,904
Consumer	63,491	58,668
Credit cards	5,065	4,800
Overdrafts	409	971
Less: unearned discount	(3,896)	(3,401)
allowance for loan losses	(16,234)	(14,060)

Loans, net	$1,279,129	$913,764

At December 31, 2013 and 2012 net unamortized loan costs of $911 and $232, respectively, have been included in the carrying value of loans.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within Central and Western Pennsylvania and Central Ohio. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

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

Commercial, industrial, and agricultural loans comprised 23% and 28% of the Corporation’s total loan portfolio at December 31, 2013 and 2012, respectively. Commercial mortgage loans comprised 37% and 29% of the Corporation’s total loan portfolio at December 31, 2013 and 2012, respectively. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 37% and 38% of the Corporation’s total loan portfolio at December 31, 2013 and 2012, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both December 31, 2013 and 2012. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the year ended December 31, 2013 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(958)	(1,931)	(467)	(1,919)	(97)	(258)	(5,630)
Recoveries	7	1,430	5	114	16	94	1,666
Provision for loan losses	2,290	1,273	876	1,439	64	196	6,138

Allowance for loan losses, December 31, 2013	$6,279	$5,469	$2,880	$1,333	$66	$207	$16,234

Transactions in the allowance for loan losses for the year ended December 31, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(2,871)	(401)	(304)	(1,279)	(78)	(257)	(5,190)
Recoveries	45	0	1	91	18	99	254
Provision for loan losses	3,255	628	778	1,483	72	165	6,381

Allowance for loan losses, December 31, 2012	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Transactions in the allowance for loan losses for the year ended December 31, 2011 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2011	$3,517	$3,511	$1,916	$1,561	$96	$219	$10,820
Charge-offs	(1,796)	(175)	(217)	(907)	(39)	(222)	(3,356)
Recoveries	9	0	13	88	10	94	214
Provision for loan losses	2,781	1,134	279	662	4	77	4,937

Allowance for loan losses, December 31, 2011	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2013 and 2012. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2013	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$372	$55	$0	$0	$0	$0	$427
Collectively evaluated for impairment	5,907	3,959	2,880	1,333	66	207	14,352
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	0	1,455	0	0	0	0	1,455

Total ending allowance balance	$6,279	$5,469	$2,880	$1,333	$66	$207	$16,234

Loans:
Individually evaluated for impairment	$4,923	$1,249	$0	$0	$0	$0	$6,172
Collectively evaluated for impairment	285,518	452,945	471,298	63,491	5,065	409	1,278,726
Acquired with deteriorated credit quality	0	2,225	0	0	0	0	2,225
Modified in a troubled debt restructuring	1,263	10,873	0	0	0	0	12,136

Total ending loans balance	$291,704	$467,292	$471,298	$63,491	$5,065	$409	$1,299,259

December 31, 2012	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$131	$81	$0	$0	$0	$753
Collectively evaluated for impairment	4,399	3,467	2,385	1,699	83	175	12,208
Modified in a troubled debt restructuring	0	1,099	0	0	0	0	1,099

Total ending allowance balance	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

Loans:
Individually evaluated for impairment	$2,623	$10,683	$593	$0	$0	$0	$13,899
Collectively evaluated for impairment	253,048	240,907	347,311	58,668	4,800	971	905,705
Modified in a troubled debt restructuring	1,420	10,201	0	0	0	0	11,621

Total ending loans balance	$257,091	$261,791	$347,904	$58,668	$4,800	$971	$931,225

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011:

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$5,402	$4,152	$372
Commercial mortgage	6,173	5,970	1,510
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	2,034	0
Commercial mortgage	6,178	6,152	0
Residential real estate	0	0	0

Total	$19,808	$18,308	$1,882

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$2,542	$1,792	$541
Commercial mortgage	5,870	5,329	1,230
Residential real estate	416	381	81
With no related allowance recorded:
Commercial, industrial, and agricultural	2,804	2,251	0
Commercial mortgage	17,285	15,555	0
Residential real estate	308	212	0

Total	$29,225	$25,520	$1,852

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$1,989	$7	$7
Commercial mortgage	6,572	3	3
Residential real estate	101	7	7
With no related allowance recorded:
Commercial, industrial, and agricultural	2,124	0	0
Commercial mortgage	11,885	0	0
Residential real estate	86	0	0

Total	$22,757	$17	$17

	Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$3,083	$4	$4
Commercial mortgage	5,504	3	3
Residential real estate	334	13	13
With no related allowance recorded:
Commercial, industrial, and agricultural	3,217	0	0
Commercial mortgage	12,723	0	0
Residential real estate	103	0	0

Total	$24,964	$20	$20

	Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$3,711	$3	$3
Commercial mortgage	6,412	19	19
Residential real estate	179	4	4
With no related allowance recorded:
Commercial, industrial, and agricultural	2,050	0	0
Commercial mortgage	6,040	0	0
Residential real estate	0	0	0

Total	$18,392	$26	$26

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	December 31, 2013		December 31, 2012
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$1,006	$0	$3,073	$0
Commercial mortgages	7,236	0	8,570	109
Residential real estate	2,389	150	2,792	18
Consumer	942	170	10	217
Credit cards	0	24	0	13

Total	$11,573	$344	$14,445	$357

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans.

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$211	$542	$855	$1,608	$290,096	$291,704
Commercial mortgages	1,258	713	7,236	9,207	458,085	467,292
Residential real estate	4,216	114	2,539	6,869	464,429	471,298
Consumer	334	1,049	1,112	2,495	60,996	63,491
Credit cards	0	29	24	53	5,012	5,065
Overdrafts	0	0	0	0	409	409

Total	$6,019	$2,447	$11,766	$20,232	$1,279,027	$1,299,259

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$724	$157	$2,968	$3,849	$253,242	$257,091
Commercial mortgages	1,162	3,197	8,679	13,038	248,753	261,791
Residential real estate	1,390	641	2,700	4,731	343,173	347,904
Consumer	724	203	227	1,154	57,514	58,668
Credit cards	39	9	13	61	4,739	4,800
Overdrafts	0	0	0	0	971	971

Total	$4,039	$4,207	$14,587	$22,833	$908,392	$931,225

Troubled Debt Restructurings

During the years ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2013 and December 31, 2012.

	December 31, 2013			December 31, 2012
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	2	$1,263	$0	2	$1,420	$0
Commercial mortgages	10	10,873	1,455	8	10,201	1,099
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	12	$12,136	$1,455	10	$11,621	$1,099

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	3	3,747	3,681
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	3	$3,747	$3,681

	Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	2	$1,455	$1,455
Commercial mortgages	5	2,717	2,717
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	7	$4,172	$4,172

The troubled debt restructurings described above increased the allowance for loan losses by $514 and $101 during the years ended December 31, 2013 and 2012, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-15 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2013 and 2012 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2013, the Corporation recorded a partial charge-off of $974 for a commercial mortgage loan with a balance of $1,660 that had defaulted under its restructured terms in 2012 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $262 on this loan during the year ended December 31, 2013. A commercial mortgage loan with a balance of $1,086 defaulted under its restructured terms in 2013 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $615 during the year ended December 31, 2013. In addition, an impaired commercial mortgage loan that was placed on non-accrual status in 2013 and having a balance of $3,269 was modified in a troubled debt restructuring. The Corporation recorded an additional provision for loan losses of $514 for this loan during the year ended December 31, 2013.

During the year ended December 31, 2012, one commercial mortgage loan with a balance of $1,660 defaulted under its restructured terms and was placed on nonaccrual status, resulting in an increase in the allowance for loan losses of $503. No loans that were modified in a troubled debt restructuring were charged off during the year ended December 31, 2012.

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

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$266,868	$5,377	$19,318	$141	$291,704
Commercial mortgages	404,876	16,755	44,936	725	467,292

Total	$671,744	$22,132	$64,254	$866	$758,996

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$234,835	$6,641	$15,459	$156	$257,091
Commercial mortgages	225,294	12,294	23,501	702	261,791

Total	$460,129	$18,935	$38,960	$858	$518,882

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$468,759	$62,379	$5,041	$345,094	$58,441	$4,787
Non-performing	2,539	1,112	24	2,810	227	13

Total	$471,298	$63,491	$5,065	$347,904	$58,668	$4,800

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2013 and 2012:

	2013	2012
Consumer	$24,891	$21,535
Residential real estate	1,552	954
Less: unearned discount	(3,896)	(3,401)

Total	$22,547	$19,088

6.   Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Loans originated for resale, net of principal pay downs	$19,883	$32,626	$19,927
Proceeds from sales of loans held for sale	22,252	32,512	23,324
Net gains on sales of loans held for sale	808	927	638
Loan servicing fees	375	340	349

Total loans serviced for others was $114,428, $104,017, and $109,006 at December 31, 2013, 2012, and 2011, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Balance, beginning of year	$714	$906	$909
Additions	350	85	249
Servicing rights acquired	83	0	0
Amortization	(242)	(277)	(252)

Balance, end of year	$905	$714	$906

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $915, $718, and $959 at December 31, 2013, 2012, and 2011, respectively. No valuation allowance is deemed necessary at December 31, 2013, 2012, or 2011. The fair value of interest rate lock commitments was not material at December 31, 2013 or 2012.

7.   Premises and Equipment

The following summarizes premises and equipment at December 31, 2013 and 2012:

	2013	2012
Land	$4,412	$4,126
Premises and leasehold improvements	28,764	25,670
Furniture and equipment	20,248	17,522
Construction in process	3,924	408

	57,348	47,726
Less: accumulated depreciation	25,759	23,654

Premises and equipment, net	$31,589	$24,072

Depreciation on premises and equipment amounted to $2,147 in 2013, $1,948 in 2012, and $1,823 in 2011.

In 2013, the Corporation entered into a contractual commitment to expand its main office facility in Clearfield, Pennsylvania at a cost of $4,128. Construction has commenced with $3,112 in construction-related expenditures incurred as of December 31, 2013. The project is expected to be completed early in the second quarter of 2014.

The Corporation is committed under twenty noncancelable operating leases for facilities and four noncancelable operating leases for vehicles with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2013 are as follows:

2014	$630
2015	617
2016	592
2017	426
2018	207
Thereafter	1,169

$3,641

Rental expense, net of rental income, charged to occupancy expense for 2013, 2012, and 2011 was $490, $351, and $349, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $17, $19, and $16 in 2013, 2012, and 2011, respectively.

The minimum annual rental commitments under this lease at December 31, 2013 are as follows:

2014	$112
2015	112
2016	112
2017	112
2018	112
Thereafter	893

$1,453

8.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011

Balance, beginning of year	$325	$505	$396
Additions	1,151	750	249
Sales (at carrying value)	(490)	(930)	(140)

Balance, end of year	$986	$325	$505

Expenses related to foreclosed real estate include:

	2013	2012	2011

Net loss (gain) on sale	$(252)	$(158)	$(101)
Operating expenses, net of rental income	81	176	24

	$(171)	$18	$(77)

9.  Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Balance, beginning of year	$10,946	$10,821
Acquired during the year	16,248	125

Balance, end of year	$27,194	$10,946

The goodwill acquired in 2013 is attributable to the business combination associated with the Corporation’s acquisition of FC Banc Corp. (Note 2).

In 2012, the Corporation purchased the loans and other assets of a consumer discount company in Ebensburg, Pennsylvania. The purchase price was $1,248 for the performing loans and customers of the business. The purchase price resulted in the Corporation recording goodwill of $125 in connection with the acquisition. Due to the insignificance of the assets acquired in relation to the consolidated financial statements as a whole, no further business combination or intangible asset disclosures are included in the notes to consolidated financial statements.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2013 and 2012 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834 and amortization expense of $251, resulting in a net carrying value of $4,583 at December 31, 2013. No other intangible assets were required to be recorded in connection with the acquisition.

Estimated amortization expense for each of the next five years is as follows:

2014	$1,180
2015	1,007
2016	835
2017	662
2018	489

10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2013:

Time deposits maturing:
2014	$122,126
2015	43,106
2016	40,874
2017	20,608
2018	27,043
Thereafter	12,005

$265,762

Certificates of deposit of $100 thousand or more totaled $126,924 and $87,018 at December 31, 2013 and 2012, respectively.

11.  Borrowings

At December 31, 2013, the Corporation had available one $10 million line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. At December 31, 2012, the Corporation had available one $9 million line of credit with an unaffiliated institution, which was not renewed in 2013. There were no borrowings on either line of credit at December 31, 2013 and 2012.

FHLB Borrowings

At December 31, 2013, the Bank had remaining borrowing capacity with the FHLB of $348,574. At December 31, 2013, borrowings with the FHLB are secured by a pledge of selected securities in the amount of $75,885 and certain loans with a balance of $469,822 at December 31, 2013. Borrowings from the FHLB at December 31, 2013 and 2012 are as follows:

Interest Rate	Maturity	2013	2012
(a)	09/17/15	$20,000	$20,000
(b)	06/01/17	10,000	10,000
(c)	08/07/17	5,000	5,000
(d)	08/07/17	5,000	5,000
(e)	08/07/17	10,000	10,000
(f)	10/10/17	10,000	10,000
(g)	07/07/23	700	700
(h)	09/05/23	2,280	2,388
(i)	06/11/24	535	557
(j)	05/24/26	302	321
(k)	10/14/26	311	330
(l)	02/11/33	872	0

		$65,000	$64,296

(a), (g) – Fixed rate borrowings at interest rates of 2.09% and 4.72%, respectively.

(b) – Interest rate was fixed at 4.60% until June 2009, since which time FHLB has had the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at December 31, 2013 and 2012.

(c) – Interest rate was fixed at 4.02% until February 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at December 31, 2013 and 2012.

(d) – Interest rate was fixed at 4.10% until August 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at December 31, 2013 and 2012.

(e) – Interest rate is fixed at 4.47% until August 2010, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at December 31, 2013 and 2012.

(f) – Interest rate was fixed at 3.97% until October 2009, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at December 31, 2013 and 2012.

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

(l) – Fixed rate borrowing at an interest rate of 3.23%, with monthly principal and interest payments.

The terms of borrowings (a) through (g) are interest only payments with principal due at maturity.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2013 and 2012, the Bank had outstanding borrowings of $12,950 and $23,510 from one unaffiliated institution under an overnight borrowing agreement. The interest rate on this borrowing was 0.35%.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $12,222 at December 31, 2013. The borrowing has a maturity date of March 20, 2017 and a variable interest rate of 3 month LIBOR minus 1.0% through March 20, 2008, at which time the interest rate became fixed as defined. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate was 5.25% at December 31, 2013 and 2012.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 1.79% and 1.86% at December 31, 2013 and 2012, respectively. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2013:

2014	$13,159
2015	20,218
2016	227
2017	50,237
2018	246
Thereafter	24,483

Total borrowed funds	$108,570

12.  Interest Rate Swaps

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At December 31, 2013, the variable rate on the subordinated debt was 1.79% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

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

As of December 31, 2013 and 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2013	2012
Interest rate contract	Accrued interest and other liabilities	($1,116)	($1,745)
For the Year Ended December 31, 2013	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$409	Interest expense – subordinated debentures		($400)	Other income	$0
For the Year Ended December 31, 2012
Interest rate contract	($49)	Interest expense – subordinated debentures		($390)	Other income	$0
For the Year Ended December 31, 2011
Interest rate contract	($522)	Interest expense – subordinated debentures		($402)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $378.

As of December 31, 2013 and 2012, a cash collateral balance in the amount of $1,400 and $1,950, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Current – federal	$7,189	$6,535	$4,951

Current – state	128	116	137

Deferred - federal	(977)	(240)	441

Income tax expense	$6,340	$6,411	$5,529

The components of the net deferred tax asset (liability) as of December 31, 2013 and 2012 are as follows:

	2013	2012

Deferred tax assets:
Allowance for loan losses	$5,084	$4,632
Unrealized loss on securities available for sale	4,085	0
Fair value adjustments – business combination	3,541	0
Deferred compensation	2,179	1,753
Impaired security valuation	590	670
Net operating loss carryover	2,155	0
Capital loss carryover	0	278
Post-retirement benefits	1,308	1,063
Unrealized loss on interest rate swap	391	616
Nonaccrual loan interest	516	305
Accrued expenses	817	297
Other	296	312

	20,962	9,926

Deferred tax liabilities:
Unrealized gain on securities available for sale	0	8,636
Premises and equipment	1,527	1,535
Intangibles – section 197	5,130	3,179
Mortgage servicing rights	317	250
Other	328	339

	7,302	13,939

Net deferred tax asset (liability)	$13,660	($4,013)

The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing temporary differences, and future taxable income.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2013	%	2012	%	2011	%
Tax at statutory rate	$8,057	35.0	$8,241	35.0	$7,222	35.0
Tax exempt income, net	(1,664)	(7.2)	(1,553)	(6.6)	(1,353)	(6.6)
Bank owned life insurance	(543)	(2.4)	(341)	(1.4)	(325)	(1.6)
Merger costs	233	1.0	0	0.0	0	0.0
Other	257	1.1	64	0.2	(15)	(0.0)

Income tax expense	$6,340	27.5	$6,411	27.2	$5,529	26.8

At December 31, 2013 and 2012, the Corporation has no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2013 and 2012, there were no amounts accrued for interest and/or penalties.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2010. Tax years 2010 through 2012 remain open to federal and state examination.

In connection with its acquisition of FC Banc Corp., the Corporation assumed a federal net operating loss carryforward of $6,367, which expires in 2033. Under Section 382 of the Internal Revenue Code, the utilization of the loss carryforward in future years is limited based on the consideration paid and other factors. Management believes that the net operating loss carryforward will be used in full before its expiration.

14.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s contributions were $431, $397, and $385 in 2013, 2012, and 2011, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $114. The Corporation recognized profit sharing expense of $855, $783, and $667 in 2013, 2012, and 2011 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2013 and 2012, obligations of $4,120 and $3,792, respectively, were included in other liabilities for this plan. Expenses related to this plan were $541 in 2013, $728 in 2012, and $647 in 2011.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2013 and 2012, obligations of $932 and $813, respectively, were included in other liabilities for this plan. Expenses related to this plan were $119 in 2013, $127 in 2012, and $106 in 2011.

The Corporation has an unfunded post retirement benefits plan which provides certain health care benefits for retired employees who have reached the age of 60 and retired with 30 years of service. The plan was amended in 2013 to include only employees hired prior to January 1, 2000. Benefits are provided for these retired employees and their qualifying dependents from the age of 60 through the age of 65.

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Benefit obligation at beginning of year	$2,224	$1,674	$1,073
Interest cost	84	69	56
Service cost	125	88	49
Actual claims	(167)	(184)	(262)
Plan amendment	(602)	0	0
Actuarial loss	821	577	758

Benefit obligation at end of year	$2,485	$2,224	$1,674

Amounts recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of:

	2013	2012
Net actuarial loss	$(1,667)	$(1,502)
Transition obligation	0	(7)

	(1,667)	(1,509)
Tax effect	583	528

	$(1,084)	$(981)

The accumulated benefit obligation was $2,485 and $2,224 at December 31, 2013 and 2012, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2013	2012	2011
Service cost	$125	$88	$49
Interest cost	84	69	56
Net amortization of transition obligation and actuarial loss	61	41	11

Net periodic benefit cost	270	198	116

Net loss	821	578	758

Plan amendment	(602)	0	0
Amortization of loss	(54)	(34)	(4)
Amortization of transition obligation	(7)	(7)	(7)

Total recognized in other comprehensive income	158	537	747

Total recognized in net periodic benefit cost and other comprehensive income	$428	$735	$863

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $149.

The weighted average discount rate used to calculate net periodic benefit cost was 3.88% in 2013, 4.29% in 2012, and 5.50% in 2011. The weighted average rate used to calculate accrued benefit obligations was 4.31% in 2013, 3.88% in 2012, and 4.29% in 2011. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2014 and thereafter. A one percent increase in the health care trend rates would result in an increase of $241 in the benefit obligation as of December 31, 2013, and would increase the service and interest costs by $21 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $217 and $19 in the benefit obligation and services and interest costs, respectively, at December 31, 2013.

15.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2013	2012	2011
Balance, beginning of year	$990	$987	$1,038
Deferrals, dividends, and changes in fair value recorded as an expense	191	84	80
Deferred compensation payments	(81)	(81)	(131)

Balance, end of year	$1,100	$990	$987

16.  Stock-Based Compensation

Stock Options

A summary of the status of the stock options is presented below:

	Stock Options	Weighted-average Exercise Price
Outstanding at January 1, 2013	75,500	$16.79
Exercised	(40,000)	17.45

Outstanding at December 31, 2013	35,500	$16.04

Options vested and exercisable at December 31, 2013	35,500
Fair value of options granted during 2013	N/A
Number of authorized stock-based awards available for grant	393,441

Options outstanding and exercisable at December 31, 2013 are as follows:

Exercise Price	Number	Remaining Contractual Life
$16.04	35,500	1.0 years

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2013 and 2012 was $105 and $13, respectively.

Additional information related to the stock option plan follows:

	2013	2012	2011

Intrinsic value of options exercised	$99	$114	$151
Cash received from option exercises	698	424	259

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested stock options granted under the stock option plan.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2013	49,574	$15.37
Granted	31,500	17.10
Forfeited	(525)	16.44
Vested	(18,473)	15.33

Nonvested at December 31, 2013	62,076	$16.25

As of December 31, 2013 and 2012, there was $675 and $536, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2013, 2012, and 2011 was $323, $206 and $173, respectively. Compensation expense for restricted stock awards was $390 in 2013, $277 in 2012, and $213 in 201.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $2,238 on December 31, 2013 compared to $1,144 at December 31, 2012. During 2013, $1,432 new loans were made, $125 was added due to a change in the composition of related parties, and repayments totaled $463.

Deposits from principal officers, directors, and their affiliates were $48,249 and $25,293 at December 31, 2013 and 2012, respectively.

18.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Management believes as of December 31, 2013 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2013 and 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to Risk Weighted Assets
Consolidated	$183,984	13.72%	$107,316	8.0%	N/A
Bank	$166,440	12.57%	$105,912	8.0%	$132,390	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$167,773	12.51%	$53,658	4.0%	N/A
Bank	$151,585	11.45%	$52,956	4.0%	$79,434	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$167,773	7.96%	$84,332	4.0%	N/A
Bank	$151,585	7.39%	$82,078	4.0%	$102,597	5.0%

December 31, 2012
Total Capital to Risk Weighted Assets
Consolidated	$152,968	15.28%	$80,073	8.0%	N/A
Bank	$131,788	13.46%	$78,324	8.0%	$97,905	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$140,426	14.03%	$40,036	4.0%	N/A
Bank	$119,534	12.21%	$39,162	4.0%	$58,743	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$140,426	8.06%	$69,726	4.0%	N/A
Bank	$119,534	6.99%	$68,409	4.0%	$85,512	5.0%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2013, $22,763 of accumulated net earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2013 and 2012:

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$54,556	$155,391	$13,670	$171,862
Unused lines of credit	0	78,937	0	69,621
Standby letters of credit	0	13,520	0	22,598

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2013 have interest rates ranging from 2.15% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2012 have interest rates ranging from 2.15% to 16.00% and maturities ranging from 3 months to 20 years.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$0	$0	$0	$0
U.S. Government sponsored entities	181,625	0	181,625	0
States and political subdivisions	177,943	0	177,943	0
Residential and multi-family mortgage	242,607	0	242,607	0
Commercial mortgage	374	0	374	0
Corporate notes and bonds	14,075	0	14,075	0
Pooled trust preferred	661	0	0	661
Pooled SBA	67,721	0	67,721	0
Other securities	985	985	0	0

Total Securities Available For Sale	$685,991	$985	$684,345	$661

Trading Securities:
Corporate equity securities	$2,705	$2,705	$0	$0
Certificates of deposit	253	253	0	0
International mutual funds	259	259	0	0
Large cap growth mutual funds	197	197	0	0
Money market mutual funds	124	124	0	0
Large cap value mutual funds	129	129	0	0
Corporate notes and bonds	152	0	152	0
Real estate investment trust mutual funds	39	39	0	0
U.S. Government sponsored entities	52	0	52	0
Small cap mutual funds	83	83	0	0
Mid cap mutual funds	84	84	0	0
Commodities mutual funds	50	50	0	0

Total Trading Securities	$4,127	$3,923	$204	$0

Liabilities,
Interest rate swaps	$(1,116)	$0	$(1,116)	$0

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$4,036	$0	$4,036	$0
U.S. Government sponsored entities	163,781	0	163,781	0
States and political subdivisions	181,279	0	181,279	0
Residential and multi-family mortgage	316,822	0	316,822	0
Commercial mortgage	1,304	0	1,304	0
Corporate notes and bonds	15,024	0	13,044	1,980
Pooled trust preferred	600	0	0	600
Pooled SBA	52,927	52,631	296	0
Other securities	1,538	1,538	0	0

Total Securities Available For Sale	$737,311	$54,169	$680,562	$2,580

Trading Securities:
Corporate equity securities	$3,117	$3,117	$0	$0
Certificates of deposit	408	408	0	0
International mutual funds	287	287	0	0
Large cap growth mutual funds	157	157	0	0
Money market mutual funds	110	110	0	0
Large cap value mutual funds	104	104	0	0
Corporate notes and bonds	101	0	101	0
Real estate investment trust mutual funds	65	65	0	0
U.S. Government sponsored entities	58	0	58	0
Small cap mutual funds	26	26	0	0
Mid cap mutual funds	26	26	0	0

Total Trading Securities	$4,459	$4,300	$159	$0

Liabilities,
Interest rate swaps	$(1,745)	$0	$(1,745)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income (loss)	(29)	61
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, December 31, 2013	$0	$661

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2012	$2,060	$340
Total gains or (losses):
Included in other comprehensive income (unrealized)	(80)	260

Balance, December 31, 2012	$1,980	$600

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$661	Discounted cash flow	Collateral default rate Yield Prepayment speed	2% in 2014; 1.5% in 2015; 1.0% in 2016; 0.5% in 2017 and thereafter 15% 2.0% constant prepayment rate in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Corporate notes and bonds	$1,980	Discounted cash flow	Constant prepayment rate Probability of default Discount rate	0% 0% 9.6%
Pooled trust preferred	$600	Discounted cash flow	Collateral default rate Discount rate Recovery probability	2% annually for 2 years; 0.36% thereafter 13% 10%, lagged 2 years

At December 31, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and recovery probability. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the year ended December 31, 2013, $52,631 of available for sale Pooled SBA securities reported as Level 1 securities as of the beginning of the year were transferred to the Level 2 category since the Corporation could not obtain quoted prices for identical assets in active markets.

During the year ended December 31, 2012, the following available for sale securities reported as Level 1 securities as of the beginning of the year were transferred to the Level 2 category:

2012
U.S. Government sponsored entities	$2,000
States and political subdivisions	4,655
Residential and multi-family mortgage	8,577

Total	$15,232

These securities were transferred from the Level 1 category to the Level 2 category since there were no longer quoted prices for identical assets in active markets that the Corporation had the ability to access. There were no transfers of securities from Level 2 to Level 1 during the years ended December 31, 2013 or 2012. The Corporation’s policy for determining when a transfer between the Level 1 and Level 2 categories has occurred is to monitor and report such transfers as of each quarterly reporting period.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,000	0	0	$3,000
Commercial, industrial, and agricultural	3,706	0	0	3,706

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$8,422	$0	$0	$8,422
Commercial, industrial, and agricultural	1,973	0	0	1,973
Residential real estate	402	0	0	402

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $8,161, with a valuation allowance of $1,455 as of December 31, 2013, resulting in an additional provision for loan losses of $1,415 for the year then ended. Impaired loans had a principal balance of $12,535, with a valuation allowance of $1,738 as of December 31, 2012, resulting in an additional provision for loan losses of $2,558 for the year then ended.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$3,000	Sales comparison approach	Adjustment for differences between the comparable sales	17%—61% (22%)
Impaired loans – commercial, industrial, and agricultural	$3,274	Sales comparison approach	Adjustment for differences between the comparable sales	9%
Impaired loans – commercial, industrial, and agricultural	$432	Income approach	Adjustment for differences in net operating income	2%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$8,422	Sales comparison approach	Adjustment for differences between the comparable sales	1%—39% (19%)
Impaired loans – commercial, industrial, and agricultural	$1,973	Income approach	Adjusting for differences in net operating income	24%—38% (27%)
Impaired loans – residential real estate	$402	Sales comparison approach	Adjustment for differences between the comparable sales	10%—15% (11%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2013:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$29,633	$29,633	$0	$0	$29,633
Interest bearing time deposits with other banks	275	0	274	0	274
Securities available for sale	685,991	985	684,345	661	685,991
Trading securities	4,127	3,923	204	0	4,127
Loans held for sale	487	0	507	0	507
Net loans	1,279,129	0	0	1,276,622	1,276,622
FHLB and other equity interests	7,533	n/a	n/a	n/a	n/a
Accrued interest receivable	8,032	368	3,302	4,362	8,032

LIABILITIES
Deposits	$(1,835,314)	$(1,569,552)	$(265,237)	$0	$(1,834,789)
FHLB and other borrowings	(87,950)	0	(87,833)	0	(87,833)
Subordinated debentures	(20,620)	0	(11,178)	0	(11,178)
Interest rate swaps	(1,116)	0	(1,116)	0	(1,116)
Accrued interest payable	(868)	(200)	(653)	(15)	(868)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2012:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$31,881	$31,881	$0	$0	$31,881
Interest bearing time deposits with other banks	225	0	281	0	281
Securities available for sale	737,311	54,169	680,562	2,580	737,311
Trading securities	4,459	4,300	159	0	4,459
Loans held for sale	2,398	0	2,460	0	2,460
Net loans	913,764	0	0	946,238	946,238
FHLB and other equity interests	6,684	n/a	n/a	n/a	n/a
Accrued interest receivable	6,863	278	3,498	3,087	6,863

LIABILITIES
Deposits	$(1,485,003)	$(1,272,060)	$(215,485)	$0	$(1,487,545)
FHLB and other borrowings	(97,806)	0	(105,850)	0	(105,850)
Subordinated debentures	(20,620)	0	(10,682)	0	(10,682)
Interest rate swaps	(1,745)	0	(1,745)	0	(1,745)
Accrued interest payable	(1,022)	(301)	(707)	(14)	(1,022)

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

21.  Parent Company Only Financial Information (Dollars in thousands)

CONDENSED BALANCE SHEETS	December 31,
	2013	2012

Assets
Cash	$1,778	$2,029
Trading securities	276	229
Investment in bank subsidiary	161,983	138,195
Investment in non-bank subsidiaries	22,738	27,796
Deferred tax asset	636	883
Other assets	2,240	2,249

Total assets	$189,651	$171,381

Liabilities
Borrowings from subsidiary	$1,350	$1,950
Subordinated debentures	20,620	20,620
Other liabilities	2,770	3,447

Total liabilities	24,740	26,017
Total shareholders’ equity	164,911	145,364

Total liabilities and shareholders’ equity	$189,651	$171,381

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Year Ended December 31,

Income:	2013	2012	2011
Dividends from:
Bank subsidiary	$1,875	$7,990	$7,600
Non-bank subsidiaries	6,674	0	0
Other	208	208	146

Total income	8,757	8,198	7,746

Expenses	(1,461)	(1,457)	(1,410)

Income before income taxes and equity in undistributed net income of subsidiaries:	7,296	6,741	6,336
Income tax benefit	438	438	443
Equity in undistributed net income of bank subsidiary	14,080	8,682	7,162
Equity in undistributed net income (loss) of non-bank subsidiaries	(5,135)	1,275	1,163

Net income	16,679	17,136	15,104

Other Comprehensive Income (Loss):
Net change in unrealized gains/losses on available for sale securities, net of reclassification and tax	(23,675)	3,561	14,441
Change in actuarial gain, net of amortization and tax, for post-employment health care plan, net of tax	(103)	(349)	(485)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of tax	409	(49)	(522)

Total other comprehensive income (loss)	(23,369)	3,163	13,434

Comprehensive income (loss)	$(6,690)	$20,299	$28,538

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2013	2012	2011
Net income
Adjustments to reconcile net income to net cash provided by	$16,679	$17,136	$15,104
operating activities:
Equity in undistributed net income of bank subsidiary	(14,080)	(8,682)	(7,162)
Equity in undistributed (net income) loss of non-bank subsidiaries	5,135	(1,275)	(1,163)
Net unrealized (gains) losses on trading securities	(47)	(54)	2
Decrease in other assets	112	47	39
Increase in other liabilities	384	384	334

Net cash provided by operating activities	8,183	7,556	7,154

Cash flows from investing activities:
Purchase of securities	0	0	(100)

Net cash used in investing activities	0	0	(100)

Cash flows from financing activities:
Dividends paid	(8,573)	(8,214)	(8,125)
Proceeds from sale of treasury stock and option exercises	739	951	1,447
Net advance to (repayment from) subsidiary	(600)	(200)	400

Net cash used in financing activities	(8,434)	(7,463)	(6,278)

Net increase (decrease) in cash	(251)	93	776
Cash beginning of year	2,029	1,936	1,160

Cash end of year	$1,778	$2,029	$1,936

22.  Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Unrealized holding gains (losses) on available for sale securities	$(36,130)	$6,597	$22,457
Less reclassification adjustment for gains recognized in earnings	(355)	(1,379)	(614)

Net unrealized gains	(36,485)	5,218	21,843
Tax effect	12,770	(1,826)	(7,642)

Net-of-tax amount	(23,715)	3,392	14,201

Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	61	260	(28)
Less reclassification adjustment for impairment loss recognized in earnings	0	0	398

Net unrealized gains	61	260	370
Tax effect	(21)	(91)	(130)

Net-of-tax amount	40	169	240

Actuarial loss on postemployment health care plan	(219)	(578)	(757)
Net amortization of transition obligation and actuarial gain	61	41	11

Net unrealized loss on postemployment health care plan	(158)	(537)	(746)
Tax effect	55	188	261

Net-of-tax amount	(103)	(349)	(485)

Unrealized loss on interest rate swap	229	(465)	(1,205)
Less reclassification adjustment for losses recognized in earnings	400	390	402

Net unrealized gain (loss)	629	(75)	(803)
Tax effect	(220)	26	281

Net-of-tax amount	409	(49)	(522)

Other comprehensive income	$(23,369)	$3,163	$13,434

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2013, 2012, and 2011:

	Balance 1/1/11	Increase (Decrease)	Balance 12/31/11	Increase (Decrease)	Balance 12/31/12	Increase (Decrease)	Balance 12/31/13

Unrealized gains (losses) on securities available for sale	$(1,963)	$14,441	$12,478	$3,561	$16,039	$(23,675)	$(7,636)
Unrealized gain (loss) on postretirement benefits plan	(147)	(485)	(632)	(349)	(981)	(103)	(1,084)
Unrealized loss on interest rate swap	(563)	(522)	(1,085)	(49)	(1,134)	409	(725)

Total	$(2,673)	$13,434	$10,761	$3,163	$13,924	$(23,369)	$(9,445)

23.    Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Quarters Ended in 2013				Quarters Ended in 2012
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$16,704	$16,758	$17,465	$20,489	$16,824	$17,207	$17,133	$16,965
Net interest income	13,451	13,826	14,648	17,279	12,677	13,274	13,670	13,588
Provision for loan losses	930	3,115	846	1,247	1,104	1,746	1,188	2,343
Non-interest income	3,071	3,771	3,248	3,676	3,518	3,264	3,079	2,803
Non-interest expense	9,682	10,793	10,343	12,995	9,014	8,833	9,208	8,890
Net income	4,297	2,951	4,703	4,728	4,347	4,336	4,563	3,890
Net income per share, basic	0.34	0.24	0.38	0.33	0.35	0.35	0.37	0.31
Net income per share, diluted	0.34	0.24	0.38	0.33	0.35	0.35	0.37	0.31

During the quarter ended December 31, 2013, the Corporation completed its acquisition of FC Banc Corp. FC Banc Corp. results of operations were included in the Corporation’s results beginning October 12, 2013. A provision for loan losses in the amount of $2,343 was recorded during the quarter ended December 31, 2012 as a result of specific reserves required for impaired loans in the commercial, industrial, and agricultural loan portfolio in the fourth quarter of 2012.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2013. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

As permitted, the Corporation excluded the operations of the financial institution acquired during 2013, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 7, 2014

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting excluded FC Banc Corp., of which the Corporation had the right to control 100% of FC Banc Corp. shares during year-end 2013. This entity represented, in the aggregate, 17% and 5% of consolidated total assets and consolidated net interest income, respectively, of the Corporation as of and for the year ended December 31, 2013. This acquisition is more fully discussed in Note 2 to our consolidated financial statements for year-end 2013. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 7, 2014	Date: March 7, 2014

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders (the “2014 proxy statement”), which we will file with the SEC on or before 120 days after our 2013 fiscal year-end, and which will appear in the 2014 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.bankcnb.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the captions “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed as Exhibit 10.3 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

Exhibit No.	Description

10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.7	Executive employment contract with Joseph E. Dell, Jr., dated September 23, 2013, filed herewith.*

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 7, 2014	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2014.

/s/ Joseph B. Bower, Jr.	/s/ Dennis L. Merrey
JOSEPH B. BOWER, JR.	DENNIS L. MERREY, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/Jeffrey S. Powell
RICHARD L. GRESLICK, JR.	JEFFREY S. POWELL, Director
Secretary and Director

/s/ Brian W. Wingard	/s/ James B. Ryan
BRIAN W. WINGARD	JAMES B. RYAN, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Falger	/s/ Nicholas C. Scott, Jr.
WILLIAM F. FALGER, Director	RICHARD B. SEAGER, Director

/s/ R. Duane Hord	/s/ Richard B. Seager
R. DUANE HORD, Director	RICHARD B. SEAGER, Director

/s/ Robert W. Montler	/s/ Peter F. Smith
ROBERT W. MONTLER, Director	PETER F. SMITH, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Joel E. Peterson
JOEL E. PETERSON, Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.
3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*
10.3	Employment contract with Richard L. Sloppy, Executive Vice President/Chief Lending Officer, filed as Exhibit 10.3 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.4	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*
10.5	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.6	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.7	Executive employment contract with Joseph E. Dell, Jr., dated September 23, 2013, filed herewith.
21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Additional information mailed to shareholders with proxy statement and Form 10-K
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.