Form 10-Q
period 2014-03-31
CNB FINANCIAL CORP/PA
filed 2014-05-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the issuer’s common stock as of May 5, 2014

COMMON STOCK NO PAR VALUE PER SHARE: 14,465,407 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) continued relationships with major customers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; and (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission. Such factors could have an adverse impact on our financial position and our results of operations.

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$30,780	$25,769
Interest bearing deposits with other banks	3,086	3,864

Total cash and cash equivalents	33,866	29,633

Interest bearing time deposits with other banks	225	275
Securities available for sale	687,862	685,991
Trading securities	4,073	4,127
Loans held for sale	329	487
Loans	1,297,874	1,299,259
Less: unearned discount	(3,778)	(3,896)
Less: allowance for loan losses	(16,674)	(16,234)

Net loans	1,277,422	1,279,129
FHLB and other equity interests	7,519	7,533
Premises and equipment, net	32,864	31,589
Bank owned life insurance	34,044	33,804
Mortgage servicing rights	906	904
Goodwill	27,194	27,194
Core deposit intangible	4,280	4,583
Accrued interest receivable and other assets	23,477	26,040

Total Assets	$2,134,061	$2,131,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$221,831	$221,293
Interest bearing deposits	1,606,827	1,614,021

Total deposits	1,828,658	1,835,314
FHLB and other long-term borrowings	75,899	75,000
Other short-term borrowings	15,250	12,950
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	21,353	22,494

Total liabilities	1,961,780	1,966,378

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,641	77,923
Retained earnings	99,845	97,066
Treasury stock, at cost (8,640 shares at March 31, 2014 and 45,702 shares at December 31, 2013)	(113)	(633)
Accumulated other comprehensive loss	(5,092)	(9,445)

Total shareholders’ equity	172,281	164,911

Total Liabilities and Shareholders’ Equity	$2,134,061	$2,131,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	March 31,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans including fees	$17,085	$12,302
Securities:
Taxable	3,396	3,409
Tax-exempt	909	957
Dividends	47	36

Total interest and dividend income	21,437	16,704

INTEREST EXPENSE:
Deposits	2,072	2,234
Borrowed funds	898	829
Subordinated debentures (includes $97 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in both 2014 and 2013)	187	190

Total interest expense	3,157	3,253

NET INTEREST INCOME	18,280	13,451
PROVISION FOR LOAN LOSSES	1,019	930

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,261	12,521

NON-INTEREST INCOME:
Wealth and asset management fees	672	574
Service charges on deposit accounts	1,041	942
Other service charges and fees	568	430
Net realized gains on available-for-sale securities (includes $66 and $76 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2014 and 2013, respectively)	66	76
Net realized and unrealized gains (losses) on trading securities	(25)	303
Mortgage banking	175	255
Bank owned life insurance	240	262
Other	468	229

Total non-interest income	3,205	3,071

NON-INTEREST EXPENSES:
Salaries and benefits	6,835	5,197
Net occupancy expense	1,761	1,317
Amortization of core deposit intangible	303	—
Data processing	1,103	767
State and local taxes	562	439
Legal, professional, and examination fees	442	311
Advertising	311	246
FDIC insurance premiums	340	279
Merger costs	—	103
Other	1,604	1,023

Total non-interest expenses	13,261	9,682

INCOME BEFORE INCOME TAXES	7,205	5,910
INCOME TAX EXPENSE (includes ($11) and ($7) income tax expense from reclassification items in 2014 and 2013, respectively)	2,039	1,613

NET INCOME	$5,166	$4,297

EARNINGS PER SHARE:
Basic	$0.36	$0.34
Diluted	$0.36	$0.34
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2014	2013
NET INCOME	$5,166	$4,297

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain (loss) on interest rate swaps, net of tax of $21 and ($6), respectively	(39)	12

Reclassification adjustment for losses recognized in earnings, net of tax of ($34) and ($34), respectively	63	63

	24	75

Net change in unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of ($48) and $15, respectively	89	(27)

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $2,306 and $865, respectively	4,283	(1,606)
Reclassification adjustment for realized gains included in net income, net of tax of $23 and $27, respectively	(43)	(49)

	4,240	(1,655)

Other comprehensive income (loss)	4,353	(1,607)

COMPREHENSIVE INCOME	$9,519	$2,690

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,166	$4,297
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,019	930
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	1,011	554
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	157	1,126
Net realized gains on sales of available-for-sale securities	(66)	(76)
Net realized and unrealized (gains) losses on trading securities	25	(303)
Proceeds from sale of trading securities	0	1,567
Purchase of trading securities	0	(1,980)
Gain on sale of loans	(119)	(243)
Net gains on dispositions of premises and equipment and foreclosed assets	(105)	(2)
Proceeds from sale of loans	2,223	11,072
Origination of loans held for sale	(2,021)	(9,417)
Income on bank owned life insurance	(240)	(262)
Stock-based compensation expense	208	83
Contribution of treasury stock	30	30
Changes in:
Accrued interest receivable and other assets	2,620	(876)
Accrued interest payable and other liabilities	(3,436)	(1,646)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,472	4,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase (decrease) in interest bearing time deposits with other banks	50	(50)
Proceeds from maturities, prepayments and calls of available-for-sale securities	20,162	29,276
Proceeds from sales of available-for-sale securities	12,951	1,324
Purchase of available-for-sale securities	(29,027)	(57,812)
Loan origination and payments, net	1,201	(5,967)
Redemption of FHLB and other equity interests	14	87
Purchase of premises and equipment	(1,910)	(828)
Proceeds from the sale of premises and equipment and foreclosed assets	164	0

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,605	(33,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	38,520	62,167
Certificates of deposit	(45,176)	(1,725)
Proceeds from sale of treasury stock	0	2
Cash dividends paid	(2,387)	(2,064)
Repayment of long-term borrowings	(51)	(44)
Proceeds from long-term borrowings	950	900
Net change in short-term borrowings	2,300	(23,510)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,844)	35,726

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,233	6,610
CASH AND CASH EQUIVALENTS, Beginning	29,633	31,881

CASH AND CASH EQUIVALENTS, Ending	$33,866	$38,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,201	$3,257
Income taxes	$542	$32
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$129	$51
Grant of restricted stock awards from treasury stock	$609	$539

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2014 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2013 (the “2013 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the fourth anniversary of the grant. For independent directors, the vesting schedule is one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant.

At March 31, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three month periods ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, the Corporation had 35,500 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $208 and $83 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $1,111 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2014 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	62,076	$16.25
Granted	35,400	17.19
Vested	(27,415)	16.05

Nonvested at end of period	70,061	$16.80

3.	FAIR VALUE

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of one corporate bond held by the Corporation has been determined by using Level 3 inputs. The Corporation has engaged a valuation expert to price this security using a proprietary model which incorporates assumptions about certain factors that market participants would use in pricing the security, including bid/ask spreads and liquidity and credit premiums.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$0	$0	$0	$0
U.S. Government sponsored entities	182,727	0	182,727	0
States and political subdivisions	176,268	0	176,268	0
Residential and multi-family mortgage	245,828	0	245,828	0
Commercial mortgage	225	0	225	0
Corporate notes and bonds	14,202	0	14,202	0
Pooled trust preferred	798	0	0	798
Pooled SBA	66,824	0	66,824	0
Other securities	990	990	0	0

Total Securities Available For Sale	$687,862	$990	$686,074	$798

Trading Securities:
Corporate equity securities	$2,680	$2,680	$0	$0
Mutual funds	933	933	0	0
Certificates of deposit	254	254	0	0
Corporate notes and bonds	152	0	152	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,073	$3,867	$206	$0

Liabilities,
Interest rate swaps	$(1,079)	$0	$(1,079)	$0

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$0	$0	$0	$0
U.S. Government sponsored entities	181,625	0	181,625	0
States and political subdivisions	177,943	0	177,943	0
Residential and multi-family mortgage	242,607	0	242,607	0
Commercial mortgage	374	0	374	0
Corporate notes and bonds	14,075	0	14,075	0
Pooled trust preferred	661	0	0	661
Pooled SBA	67,721	0	67,721	0
Other securities	985	985	0	0

Total Securities Available For Sale	$685,991	$985	$684,345	$661

Trading Securities:
Corporate equity securities	$2,705	$2,705	$0	$0
Mutual funds	965	965	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	152	0	152	0
U.S. Government sponsored entities	52	0	52	0

Total Trading Securities	$4,127	$3,923	$204	$0

Liabilities,
Interest rate swaps	$(1,116)	$0	$(1,116)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Pooled trust preferred
Balance, January 1, 2014	$661
Total gains or (losses):
Included in other comprehensive income (unrealized)	137

Balance, March 31, 2014	$798

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income (unrealized)	87	(42)

Balance, March 31, 2013	$2,067	$558

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$798	Discounted cash flow	Collateral default rate	1.5% in 2014; 1.0% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	13% 2.0% constant prepayment rate in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$661	Discounted cash flow	Collateral default rate	2% in 2014; 1.5% in 2015; 1.0% in 2016; 0.5% in 2017 and thereafter
			Yield Prepayment speed	15% 2.0% constant prepayment rate in 2014 and thereafter

At March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,994	0	0	$2,994
Commercial, industrial, and agricultural	3,204	0	0	3,204

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,000	0	0	$3,000
Commercial, industrial, and agricultural	3,706	0	0	3,706

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $8,059 with a valuation allowance of $1,861 as of March 31, 2014, resulting in an additional provision for loan losses of $350 for the corresponding three month period. Impaired loans had a recorded investment of $8,161 with a valuation allowance of $1,455 as of December 31, 2013, and an additional provision for loan losses of $201 was recorded for the three months ended March 31, 2013.

The estimated fair values of impaired collateral dependent loans such as commercial or residential mortgages are determined primarily by using third-party appraisals. When a collateral dependent loan, such as a commercial or residential mortgage loan, becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral and a further reduction for estimated costs to sell the property is applied, which results in an amount that is considered to be the estimated fair value. If a loan becomes impaired and Management determines an updated appraisal is not necessary, an appropriate adjustment factor is applied based on experience with current valuations of similar collateral in determining the loan’s estimated fair value and resulting allowance for loan losses. Third-party appraisals are not customarily obtained in respect of unimpaired loans, unless in management’s view changes in circumstances warrant obtaining an updated appraisal.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,994	Sales comparison approach	Adjustment for differences between the comparable sales	15% - 60% (26%)

Impaired loans – commercial, industrial, and agricultural	$3,004	Sales comparison approach	Adjustment for differences between the comparable sales	20%

Impaired loans – commercial, industrial, and agricultural	$200	Income approach	Adjustment for differences in net operating income	54%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$3,000	Sales comparison approach	Adjustment for differences between the comparable sales	17% - 61% (22%)

Impaired loans – commercial, industrial, and agricultural	$3,274	Sales comparison approach	Adjustment for differences between the comparable sales	9%

Impaired loans – commercial, industrial, and agricultural	$432	Income approach	Adjustment for differences in net operating income	2%

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2014:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$33,866	$33,866	$0	$0	$33,866
Interest bearing time deposits with other banks	225	0	225	0	225
Securities available for sale	687,862	990	686,074	798	687,862
Trading securities	4,073	3,867	206	0	4,073
Loans held for sale	329	0	348	0	348
Net loans	1,277,422	0	0	1,274,928	1,274,928
FHLB and other equity interests	7,519	n/a	n/a	n/a	n/a
Accrued interest receivable	8,215	6	4,141	4,068	8,215

LIABILITIES
Deposits	$(1,828,658)	$(1,608,072)	$(220,150)	$0	$(1,828,222)
FHLB and other borrowings	(91,149)	0	(91,028)	0	(91,028)
Subordinated debentures	(20,620)	0	(11,096)	0	(11,096)
Interest rate swaps	(1,079)	0	(1,079)	0	(1,079)
Accrued interest payable	(827)	(337)	(475)	(15)	(827)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2013:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,633	$29,633	$0	$0	$29,633
Interest bearing time deposits with other banks	275	0	274	0	274
Securities available for sale	685,991	985	684,345	661	685,991
Trading securities	4,127	3,923	204	0	4,127
Loans held for sale	487	0	507	0	507
Net loans	1,279,129	0	0	1,276,622	1,276,622
FHLB and other equity interests	7,533	n/a	n/a	n/a	n/a
Accrued interest receivable	8,032	368	3,302	4,362	8,032

LIABILITIES
Deposits	$(1,835,314)	$(1,569,552)	$(265,237)	$0	$(1,834,789)
FHLB and other borrowings	(87,950)	0	(87,833)	0	(87,833)
Subordinated debentures	(20,620)	0	(11,178)	0	(11,178)
Interest rate swaps	(1,116)	0	(1,116)	0	(1,116)
Accrued interest payable	(868)	(200)	(653)	(15)	(868)

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

4.	SECURITIES

Securities available for sale at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury	$0	$0	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	184,938	2,899	(5,110)	182,727	185,205	2,894	(6,474)	181,625
State & political subdivisions	172,586	4,964	(1,282)	176,268	176,490	3,770	(2,317)	177,943
Residential & multi-family mortgage	248,878	2,263	(5,313)	245,828	248,017	2,410	(7,820)	242,607
Commercial mortgage	232	0	(7)	225	385	0	(11)	374
Corporate notes & bonds	15,746	93	(1,637)	14,202	15,744	65	(1,734)	14,075
Pooled trust preferred	800	0	(2)	798	800	0	(139)	661
Pooled SBA	68,749	797	(2,722)	66,824	70,077	688	(3,044)	67,721
Other securities	1,020	0	(30)	990	1,020	0	(35)	985

Total	$692,949	$11,016	$(16,103)	$687,862	$697,738	$9,827	$(21,574)	$685,991

At March 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Corporate equity securities	$2,680	$2,705
Mutual funds	933	965
Certificates of deposit	254	253
Corporate notes and bonds	152	152
U.S. Government sponsored entities	54	52

Total	$4,073	$4,127

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	86,700	(3,868)	28,237	(1,242)	114,937	(5,110)
State & political subdivisions	40,214	(1,037)	5,762	(245)	45,976	(1,282)
Residential & multi-family mortgage	143,416	(4,088)	21,511	(1,225)	164,927	(5,313)
Commercial mortgage	0	0	255	(7)	255	(7)
Corporate notes & bonds	0	0	9,761	(1,637)	9,761	(1,637)
Pooled trust preferred	0	0	798	(2)	798	(2)
Pooled SBA	25,259	(1,255)	18,400	(1,467)	43,659	(2,722)
Other securities	990	(30)	0	0	990	(30)

	$296,579	$(10,278)	$84,724	$(5,825)	$381,303	$(16,103)

December 31, 2013

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury	$0	$0	$0	$0	$0	$0
U.S. Gov’t sponsored entities	95,677	(5,394)	17,964	(1,080)	113,641	(6,474)
State & political subdivisions	57,526	(2,192)	5,324	(125)	62,850	(2,317)
Residential and multi-family mortgage	150,229	(6,806)	16,608	(1,014)	166,837	(7,820)
Commercial mortgage	374	(11)	0	0	374	(11)
Corporate notes & bonds	0	0	9,662	(1,734)	9,662	(1,734)
Pooled trust preferred	0	0	661	(139)	661	(139)
Pooled SBA	36,842	(2,296)	8,277	(748)	45,119	(3,044)
Other securities	985	(35)	0	0	985	(35)

	$341,633	$(16,734)	$58,496	$(4,840)	$400,129	$(21,574)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2014, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $798. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three months ended March 31, 2014 and 2013, no other-than-temporary impairment was required to be realized in earnings. At March 31, 2014 and December 31, 2013, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost and fair value of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2014 and 2013 is as follows:

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

As of March 31, 2014 and December 31, 2013, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2014	$12,951	$149	$83
Three months ended March 31, 2013	1,324	76	0

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2014:

	Amortized	Fair
	Cost	Value
1 year or less	$32,146	$31,894
1 year – 5 years	148,788	149,925
5 years – 10 years	154,290	154,341
After 10 years	38,846	37,835

	374,070	373,995
Residential and multi-family mortgage	248,878	245,828
Pooled SBA	68,749	66,824
Commercial mortgage	232	225

Total debt securities	$691,929	$686,872

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2014 and December 31, 2013, securities carried at $339,490 and $353,102, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Commercial, industrial, and agricultural	$361,140	$357,715
Commercial mortgages	409,760	413,465
Residential real estate	459,667	459,114
Consumer	62,007	63,491
Credit cards	4,879	5,065
Overdrafts	421	409
Less: unearned discount	(3,778)	(3,896)
allowance for loan losses	(16,674)	(16,234)

Loans, net	$1,277,422	$1,279,129

At March 31, 2014 and December 31, 2013, net unamortized loan costs of $870 and $911, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 28% and 28% of the Corporation’s total loan portfolio at March 31, 2014 and December 31, 2013, respectively. Commercial mortgage loans comprised 32% and 32% of the Corporation’s total loan portfolio at March 31, 2014 and December 31, 2013, respectively. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 36% of the Corporation’s total loan portfolio at both March 31, 2014 and December 31, 2013. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both March 31, 2014 and December 31, 2013. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

During the first quarter of 2014, management reviewed its loan portfolio segments resulting in the reclassification of approximately $66 million into Commercial, Industrial and Agricultural, $54 million out of Commercial Mortgages and $12 million out of Residential Real Estate. Accordingly, the December 31, 2013 loan portfolio segment balances were reclassified to conform to the March 31, 2014 presentation. The effect of this reclassification was not considered material to the overall allowance for loan losses, did not change the total loan balances, and is not considered material to the consolidated financial statements taken as a whole.

Transactions in the allowance for loan losses for the three months ended March 31, 2014 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$6,394	$5,354	$2,880	$1,333	$66	$207	$16,234
Charge-offs	0	(50)	(122)	(399)	(21)	(58)	(650)
Recoveries	0	0	19	22	2	28	71
Provision (benefit) for loan losses	734	(570)	(202)	1,016	21	20	1,019

Allowance for loan losses, March 31, 2014	$7,128	$4,734	$2,575	$1,972	$68	$197	$16,674

Transactions in the allowance for loan losses for the three months ended March 31, 2013 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	0	(607)	(172)	(331)	(12)	(47)	(1,169)
Recoveries	0	1	1	41	2	31	76
Provision (benefit) for loan losses	331	208	100	298	4	(11)	930

Allowance for loan losses, March 31, 2013	$5,271	$4,299	$2,395	$1,707	$77	$148	$13,897

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2014 and December 31, 2013. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

March 31, 2014

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$847	$0	$0	$0	$0	$0	$847
Collectively evaluated for impairment	6,168	3,467	2,575	1,972	68	197	14,447
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	113	1,267	0	0	0	0	1,380

Total ending allowance balance	$7,128	$4,734	$2,575	$1,972	$68	$197	$16,674

Loans:
Individually evaluated for impairment	$5,122	$588	$0	$0	$0	$0	$5,710
Collectively evaluated for impairment	354,273	396,777	459,667	62,007	4,879	421	1,278,024
Acquired with deteriorated credit quality	0	2,195	0	0	0	0	2,195
Modified in a troubled debt restructuring	1,745	10,200	0	0	0	0	11,945

Total ending loans balance	$361,140	$409,760	$459,667	$62,007	$4,879	$421	$1,297,874

December 31, 2013

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$372	$55	$0	$0	$0	$0	$427
Collectively evaluated for impairment	5,907	3,959	2,880	1,333	66	207	14,352
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	115	1,340	0	0	0	0	1,455

Total ending allowance balance	$6,394	$5,354	$2,880	$1,333	$66	$207	$16,234

Loans:
Individually evaluated for impairment	$4,923	$1,249	$0	$0	$0	$0	$6,172
Collectively evaluated for impairment	351,002	399,645	459,114	63,491	5,065	409	1,278,726
Acquired with deteriorated credit quality	0	2,225	0	0	0	0	2,225
Modified in a troubled debt restructuring	1,790	10,346	0	0	0	0	12,136

Total ending loans balance	$357,715	$413,465	$459,114	$63,491	$5,065	$409	$1,299,259

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

March 31, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,891	$4,641	$960
Commercial mortgage	5,459	5,195	1,267
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,046	2,226	0
Commercial mortgage	5,593	5,593	0
Residential real estate	0	0	0

Total	$19,989	$17,655	$2,227

December 31, 2013

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,929	$4,679	$487
Commercial mortgage	5,646	5,443	1,395
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	2,034	0
Commercial mortgage	6,178	6,152	0
Residential real estate	0	0	0

Total	$19,808	$18,308	$1,882

	Three Months Ended March 31, 2014
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,660	$1	$1
Commercial mortgage	5,319	0	0
Residential real estate	0	8	8
With no related allowance recorded:
Commercial, industrial, and agricultural	2,130	0	0
Commercial mortgage	6,970	0	0
Residential real estate	0	0	0

Total	$19,079	$9	$9

	Three Months Ended March 31, 2013
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,630	$0	$0
Commercial mortgage	5,107	3	3
Residential real estate	252	1	1
With no related allowance recorded:
Commercial, industrial, and agricultural	2,238	0	0
Commercial mortgage	14,922	0	0
Residential real estate	145	0	0

Total	$24,294	$4	$4

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,883	$27	$1,006	$0
Commercial mortgages	4,067	0	7,236	0
Residential real estate	2,756	375	2,389	150
Consumer	938	15	942	170
Credit cards	0	39	0	24

Total	$11,644	$456	$11,573	$344

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans.

March 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$941	$973	$3,717	$5,631	$355,509	$361,140
Commercial mortgages	5,978	404	4,067	10,449	399,311	409,760
Residential real estate	3,982	269	3,131	7,382	452,285	459,667
Consumer	143	46	953	1,142	60,865	62,007
Credit cards	0	55	39	94	4,785	4,879
Overdrafts	0	0	0	0	421	421

Total	$11,044	$1,747	$11,907	$24,698	$1,273,176	$1,297,874

December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$211	$542	$855	$1,608	$356,107	$357,715
Commercial mortgages	1,258	713	7,236	9,207	404,258	413,465
Residential real estate	4,216	114	2,539	6,869	452,245	459,114
Consumer	334	1,049	1,112	2,495	60,996	63,491
Credit cards	0	29	24	53	5,012	5,065
Overdrafts	0	0	0	0	409	409

Total	$6,019	$2,447	$11,766	$20,232	$1,279,027	$1,299,259

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	5	$1,745	$113	5	$1,790	$115
Commercial mortgages	7	10,200	1,267	7	10,346	1,340
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	12	$11,945	$1,380	12	$12,136	$1,455

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2014. The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	1	346	403
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$346	$403

The troubled debt restructuring described above did not increase the allowance for loan losses during the three months ended March 31, 2013.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 4 to 18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2014 and December 31, 2013 and no principal balances were forgiven in connection with the loan restructurings.

During the three months ended March 31, 2013, the Corporation recorded a partial chargeoff of $595 for one commercial mortgage loan with a balance of $1,660 that had defaulted under its restructured terms in 2012 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $135 on this loan during the three months ended March 31, 2013.

During the year ended December 31, 2013, a commercial mortgage loan with a balance of $1,086 defaulted under its restructured terms in 2013 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $615 on this loan during the year ended December 31, 2013.

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

March 31, 2014

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$338,861	$2,129	$19,799	$351	$361,140
Commercial mortgages	354,206	5,016	50,035	503	409,760

Total	$693,067	$7,145	$69,834	$854	$770,900

December 31, 2013

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$332,507	$5,509	$19,318	$381	$357,715
Commercial mortgages	351,421	16,623	44,936	485	413,465

Total	$683,928	$22,132	$64,254	$866	$771,180

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$456,536	$61,054	$4,840	$456,575	$62,379	$5,041
Non-performing	3,131	953	39	2,539	1,112	24

Total	$459,667	$62,007	$4,879	$459,114	$63,491	$5,065

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

Holiday’s loan portfolio is summarized as follows at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Consumer	$24,051	$24,891
Residential real estate	1,488	1,552
Less: unearned discount	(3,778)	(3,896)

Total	$21,761	$22,547

6.	DEPOSITS

Total deposits at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Percentage
	Change	March 31, 2014	December 31, 2013
Checking, non-interest bearing	-0.2%	$221,831	$221,293
Checking, interest bearing	-2.6%	438,291	450,216
Savings accounts	5.6%	947,950	898,043
Certificates of deposit	-17.0%	220,586	265,762

	-0.4%	$1,828,658	$1,835,314

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2013, 37,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. There were no anti-dilutive shares outstanding during the three months ended March 31, 2014.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended March 31,
	2014	2013
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,166	$4,297
Net earnings allocated to participating securities	(22)	(20)

Net earnings allocated to common stock	$5,144	$4,277

Distributed earnings allocated to common stock	$2,375	$2,053
Undistributed earnings allocated to common stock	2,769	2,224

Net earnings allocated to common stock	$5,144	$4,277

Weighted average common shares outstanding, including shares considered participating securities	14,444	12,493
Less: Average participating securities	(52)	(49)

Weighted average shares	14,392	12,444

Basic earnings per common share	$0.36	$0.34

Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,144	$4,277

Weighted average common shares outstanding for basic earnings per common share	14,392	12,444
Add: Dilutive effects of assumed exercises of stock options	2	1

Weighted average shares and dilutive potential common shares	14,394	12,445

Diluted earnings per common share	$0.36	$0.34

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At March 31, 2014, the variable rate on the subordinated debt was 1.78% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

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

As of March 31, 2014 and December 31, 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

		Fair value as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate contracts	Accrued interest and other liabilities	($1,079)	($1,116)

For the Three Months Ended March 31, 2014	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$24	Interest expense – subordinated debentures	($97)	Other income	$0
For the Three Months Ended March 31, 2013	(a)	(b)	(c)	(d)	(e)

Interest rate contracts	$75	Interest expense – subordinated debentures	($97)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $379. As of March 31, 2014 and December 31, 2013, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 was issued to clarify the financial presentation of unrecognized tax benefits in the instances described. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013. The effect of adopting ASU 2013-11 did not have a material effect on the Corporation’s financial statements.

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

GENERAL OVERVIEW

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. During the past several years, in order to address the historic lows on interest rates that are primarily tied to short-term rates, such as the Prime Rate, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2013 and the first quarter of 2014 but maintained deposit growth as a result of successful marketing and business development strategies.

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses during the remainder of 2014 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2014.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $33.9 million at March 31, 2014 compared to $29.6 million at December 31, 2013. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $1.8 million or 0.3% since December 31, 2013. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced a decrease in loans, net of unearned discount, of $1.3 million, or 0.1%, during the first three months of 2014. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. Despite the slight decline in loan balances in the first quarter, the Corporation expects loan demand to increase and loan balances to grow throughout the remainder of 2014.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Three months ending March 31, 2014	Year ending December 31, 2013	Three months ending March 31, 2013
Balance at beginning of period	$16,234	$14,060	$14,060
Charge-offs:
Commercial, industrial, and agricultural	—	(958)	—
Commercial mortgages	(50)	(1,931)	(607)
Residential real estate	(122)	(467)	(172)
Consumer	(399)	(1,919)	(331)
Credit cards	(21)	(97)	(12)
Overdrafts	(58)	(258)	(47)

	(650)	(5,630)	(1,169)

Recoveries:
Commercial, industrial, and agricultural	—	7	—
Commercial mortgages	—	1,430	1
Residential real estate	19	5	1
Consumer	22	114	41
Credit cards	2	16	2
Overdraft deposit accounts	28	94	31

	71	1.666	76

Net charge-offs	(579)	(3.964)	(1,093)

Provision for loan losses	1,019	6,138	930

Balance at end of period	$16,674	$16,234	$13,897

Loans, net of unearned	$1,294,096	$1,295,363	$932,696
Allowance to net loans	1.29%	1.25%	1.49%
Net charge-offs to average loans (annualized)	0.18%	0.38%	0.47%
Nonperforming assets	$13,147	$12,903	$16,784
Nonperforming % of total assets	0.62%	0.61%	0.93%

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

During the three months ended March 31, 2014, CNB recorded a provision for loan losses of $1.0 million, as compared to a provision for loan losses of $930 thousand for the three months ended March 31, 2013. The Corporation increased its reserve for two impaired commercial and industrial loans in the first quarter of 2014, resulting in an increase in the provision for loan losses of $421 thousand. In addition, the Corporation increased its allowance for consumer loans due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2014.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits decreased $6.7 million from $1.835 billion at December 31, 2013 to $1.829 billion at March 31, 2014.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2014. Total shareholders’ equity was $172.3 million at March 31, 2014 and $169.4 million at December 31, 2013. In the first three months of 2014, the Corporation earned $5.2 million and declared dividends of $2.4 million, a dividend payout ratio of 46.2% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and certain other off-balance sheet assets.

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Total risk-based capital ratio	14.00%	13.72%
Tier 1 capital ratio	12.76%	12.51%
Leverage ratio	8.15%	7.96%
Tangible common equity/tangible assets (1)	6.70%	6.34%

Book value per share	$11.91	$11.43
Tangible book value per share (1)	9.73	9.23

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	March 31, 2014	December 31, 2013
Shareholders’ equity	$172,281	$164,911
Less goodwill	27,194	27,194
Less core deposit intangible	4,280	4,583

Tangible common equity	$140,807	$133,134

Total assets	$2,134,061	$2,131,289
Less goodwill	27,194	27,194
Less core deposit intangible	4,280	4,583

Tangible assets	$2,102,587	$2,099,512

Ending shares outstanding	14,464,842	14,427,780

Tangible book value per share	$9.73	$9.23
Tangible common equity/tangible assets	6.70%	6.34%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2014 (in thousands):

Commitments to extend credit	$302,346
Standby letters of credit	14,411

$316,757

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2014			March 31, 2013
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	567,027	2.38%	3,424	622,504	2.30%	3,409
Tax-Exempt (1,2)	128,424	4.31%	1,367	129,879	4.62%	1,431
Equity Securities (1,2)	2,271	6.34%	36	3,964	4.94%	49

Total securities	697,722	2.74%	4,827	756,347	2.71%	4,889

Loans:
Commercial (2)	392,731	5.16%	5,066	302,840	4.76%	3,601
Mortgage (2)	842,506	5.10%	10,734	580,638	4.85%	7,034
Consumer	56,748	10.21%	1,449	49,075	14.74%	1,808

Total loans (3)	1,291,985	5.34%	17,249	932,553	5.34%	12,443

Total earning assets	1,989,707	4.42%	$22,076	1,688,900	4.18%	$17,332

Non interest-bearing assets:
Cash and due from banks	29,137			32,858
Premises and equipment	32,231			24,345
Other assets	91,696			57,327
Allowance for loan losses	(16,546)			(13,958)

Total non interest-bearing assets	136,518			100,572

TOTAL ASSETS	$2,126,225			$1,789,472

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$439,977	0.36%	$393	$347,020	0.43%	$370
Savings	925,407	0.47%	1,083	796,417	0.57%	1,137
Time	237,385	1.00%	596	211,615	1.37%	727

Total interest-bearing deposits	1,602,769	0.52%	2,072	1,355,052	0.66%	2,234
Short-term borrowings	17,877	0.18%	8	4,717	0.59%	7
Long-term borrowings	75,283	4.73%	890	74,867	4.39%	822
Subordinated debentures	20,620	3.63%	187	20,620	3.69%	190

Total interest-bearing liabilities	1,716,549	0.74%	$3,157	1,455,256	0.89%	$3,253

Demand—non interest-bearing	215,566			165,450
Other liabilities	21,495			22,580

Total liabilities	1,953,610			1,643,286
Shareholders’ equity	172,615			146,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,126,225			$1,789,472

Interest income/Earning assets		4.42%	$22,076		4.18%	$17,332
Interest expense/Interest-bearing liabilities		0.74%	3,157		0.89%	3,253

Net interest spread		3.69%	$18,919		3.29%	$14,079

Interest income/Earning assets		4.42%	22,076		4.18%	17,332
Interest expense/Earning assets		0.63%	3,157		0.77%	3,253

Net interest margin		3.79%	$18,919		3.41%	$14,079

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.2 million in the first quarter of 2014 and $4.3 million in the first quarter of 2013. The earnings per diluted share were $0.36 in the first quarter of 2014 and $0.34 in the first quarter of 2013. The return on assets and return on equity for the first quarter of 2014 are 0.97% and 11.97% compared to 0.96% and 11.76% for the first quarter of 2013.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.79% for the three months ended March 31, 2014, compared to 3.41% for the three months ended March 31, 2013. Net accretion included in loan interest income in the first quarter of 2014 related to loans acquired in the fourth quarter of 2013 was $740 thousand, resulting in an increase in the net interest margin of 15 basis points. Changes in earning assets, interest-bearing liabilities, and resulting interest income and expense from the first quarter of 2013 to the first quarter of 2014 are primarily a result of the acquisition of FC Banc Corp. in the fourth quarter of 2013.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.0 million in the first quarter of 2014 compared to $930 thousand in the first quarter of 2013. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the first quarter of 2014, the Corporation increased its loss reserves in connection with two impaired commercial and industrial loans, resulting in an increase in the provision for loan losses of $421 thousand. The Corporation also increased its loss reserves for consumer loans due to trends in delinquencies and charge-offs for this portfolio segment. Net charge-offs for the first quarter of 2014 were $501 thousand, compared to net charge-offs of $1.1 million in the first quarter of 2013.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2014.

NON-INTEREST INCOME

Non-interest income was $3.2 million for the three months ended March 31, 2014, compared to $3.1 million for the three months ended March 31, 2013. Wealth and asset management fees increased from $574 thousand during the three months ended March 31, 2013 to $672 thousand during the three months ended March 31, 2014 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division. Interchange fees and other income related to check and debit card usage increased from $124 thousand during the three months ended March 31, 2013 to $333 thousand during the three months ended March 31, 2014 and was primarily due to the increase in deposit accounts resulting from both organic growth and the acquisition of FC Banc Corp. in the 4th quarter of 2013. This deposit growth also accounted for an increase in overdraft fee income from $780 thousand to $824 thousand for the respective periods.

NON-INTEREST EXPENSES

Total non-interest expenses increased $3.6 million, or 37.0%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily as a result of the acquisition of FC Banc Corp. in the fourth quarter of 2013. Salaries and benefits expenses increased $1.6 million, or 31.5%, in part as a result of the addition of 60 full-time equivalent employees in the FCBank market area. Occupancy expenses increased $444 thousand, or 33.7%, in part as a result of the addition of eight FCBank branches.

INCOME TAX EXPENSE

Income tax expense was $2.0 million in the first quarter of 2014 and $1.6 million in the first quarter of 2013, resulting in effective tax rates of 28.3% and 27.3% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 3 (Securities), and Note 4 (Loans), of the Corporation’s 2013 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, and business combinations. There have been no significant changes in the application of accounting policies since December 31, 2013.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of December 31, 2013, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

December 31, 2013
Change in Basis Points	% Change in Net Interest Income
400	-6.2%
300	-3.8%
100	-0.1%
(100)	-3.7%

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2013 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2014	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 8, 2014	/s/ Brian W. Wingard
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