Form 10-Q
period 2014-06-30
CNB FINANCIAL CORP/PA
filed 2014-08-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the issuer’s common stock as of August 4, 2014

COMMON STOCK NO PAR VALUE PER SHARE: 14,367,220 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$31,358	$25,769
Interest bearing deposits with other banks	2,993	3,864

Total cash and cash equivalents	34,351	29,633

Interest bearing time deposits with other banks	225	275
Securities available for sale	695,419	685,991
Trading securities	4,429	4,127
Loans held for sale	942	487
Loans	1,312,379	1,299,259
Less: unearned discount	(4,048)	(3,896)
Less: allowance for loan losses	(17,415)	(16,234)

Net loans	1,290,916	1,279,129
FHLB and other equity interests	9,040	7,533
Premises and equipment, net	32,758	31,589
Bank owned life insurance	34,283	33,804
Mortgage servicing rights	939	904
Goodwill	27,194	27,194
Core deposit intangible	3,979	4,583
Accrued interest receivable and other assets	22,190	26,040

Total Assets	$2,156,665	$2,131,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$225,366	$221,293
Interest bearing deposits	1,625,681	1,614,021

Total deposits	1,851,047	1,835,314
FHLB and other long-term borrowings	75,838	75,000
Other short-term borrowings	9,770	12,950
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	22,204	22,494

Total liabilities	1,979,479	1,966,378

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,766	77,923
Retained earnings	103,075	97,066
Treasury stock, at cost (101,499 shares at June 30, 2014 and 45,702 shares at December 31, 2013)	(1,671)	(633)
Accumulated other comprehensive loss	(1,984)	(9,445)

Total shareholders’ equity	177,186	164,911

Total Liabilities and Shareholders’ Equity	$2,156,665	$2,131,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	June 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans including fees	$17,069	$12,281
Securities:
Taxable	3,350	3,474
Tax-exempt	927	965
Dividends	72	38

Total interest and dividend income	21,418	16,758

INTEREST EXPENSE:
Deposits	2,077	1,955
Borrowed funds	713	779
Subordinated debentures (includes $94 and $105 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2014 and 2013, respectively)	185	198

Total interest expense	2,975	2,932

NET INTEREST INCOME	18,443	13,826
PROVISION FOR LOAN LOSSES	1,501	3,115

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,942	10,711

NON-INTEREST INCOME:
Wealth and asset management fees	753	538
Service charges on deposit accounts	1,145	1,019
Other service charges and fees	670	524
Net realized gains on available-for-sale securities (includes $138 and $252 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2014 and 2013, respectively)	138	252
Net realized and unrealized gains on trading securities	99	28
Mortgage banking	183	271
Bank owned life insurance	239	815
Other	287	324

Total non-interest income	3,514	3,771

NON-INTEREST EXPENSES:
Salaries and benefits	6,443	5,332
Net occupancy expense	1,760	1,281
Amortization of core deposit intangible	301	0
Data processing	841	798
State and local taxes	454	436
Legal, professional, and examination fees	302	253
Advertising	431	246
FDIC insurance premiums	344	319
Merger costs	0	539
Other	1,732	1,589

Total non-interest expenses	12,608	10,793

INCOME BEFORE INCOME TAXES	7,848	3,689
INCOME TAX EXPENSE (includes $15 and $51 income tax expense from reclassification items in 2014 and 2013, respectively)	2,231	738

NET INCOME	$5,617	$2,951

EARNINGS PER SHARE:
Basic	$0.39	$0.24
Diluted	$0.39	$0.24
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended
	June 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans including fees	$34,154	$24,583
Securities:
Taxable	6,690	6,883
Tax-exempt	1,836	1,922
Dividends	175	74

Total interest and dividend income	42,855	33,462

INTEREST EXPENSE:
Deposits	4,149	4,189
Borrowed funds	1,611	1,608
Subordinated debentures (includes $191 and $202 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2014 and 2013, respectively)	372	388

Total interest expense	6,132	6,185

NET INTEREST INCOME	36,723	27,277
PROVISION FOR LOAN LOSSES	2,520	4,045

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,203	23,232

NON-INTEREST INCOME:
Wealth and asset management fees	1,425	1,112
Service charges on deposit accounts	2,186	1,961
Other service charges and fees	1,238	954
Net realized gains on available-for-sale securities (includes $204 and $328 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2014 and 2013, respectively)	204	328
Net realized and unrealized gains on trading securities	74	331
Mortgage banking	358	526
Bank owned life insurance	479	1,077
Other	755	553

Total non-interest income	6,719	6,842

NON-INTEREST EXPENSES:
Salaries and benefits	13,278	10,529
Net occupancy expense	3,521	2,598
Amortization of core deposit intangible	604	0
Data processing	1,944	1,565
State and local taxes	1,016	875
Legal, professional, and examination fees	744	653
Advertising	742	492
FDIC insurance premiums	684	598
Merger costs	0	913
Other	3,336	2,252

Total non-interest expenses	25,869	20,475

INCOME BEFORE INCOME TAXES	15,053	9,599
INCOME TAX EXPENSE (includes $5 and $44 income tax expense from reclassification items in 2014 and 2013, respectively)	4,270	2,351

NET INCOME	$10,783	$7,248

EARNINGS PER SHARE:
Basic	$0.75	$0.58
Diluted	$0.75	$0.58
DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Dollars in thousands

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$5,617	$2,951	$10,783	$7,248

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain (loss) on interest rate swaps, net of tax of $37 and ($95) for the three months ended June 30, 2014 and 2013, and $58 and ($101) for the six months ended June 30, 2014 and 2013	(68)	177	(107)	188

Reclassification adjustment for losses recognized in earnings, net of tax of ($33) and ($37) for the three months ended June 30, 2014 and 2013, and ($67) and ($71) for the six months ended June 30, 2014 and 2013	61	68	124	131

	(7)	245	17	319

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily securities available for sale:
Unrealized gains arising during the period, net of tax of $0 and ($25) for the three months ended June 30, 2014 and 2013, and ($48) and ($11) for the six months ended June 30, 2014 and 2013	0	47	89	20

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $(1,726) and $8,762 for the three months ended June 30, 2014 and 2013, and $9,627 and $(4,032) and $9,627 for the six months ended June 30, 2014 and 2013	3,205	(16,273)	7,488	(17,878)
Reclassification adjustment for realized gains included in net income, net of tax of $48 and $88 for the three months ended June 30, 2014 and 2013, and $71 and $115 for the six months ended June 30, 2014 and 2013	(90)	(164)	(133)	(213)

	3,115	(16,437)	7,355	(18,091)

Other comprehensive income (loss)	3,108	(16,145)	7,461	(17,752)

COMPREHENSIVE INCOME (LOSS)	$8,725	$(13,194)	$18,244	$(10,504)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,783	$7,248
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,520	4,045
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	2,063	1,120
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	153	2,117
Net realized gains on sales of available-for-sale securities	(204)	(328)
Net realized and unrealized (gains) losses on trading securities	(74)	(331)
Proceeds from sale of trading securities	0	3,818
Purchase of trading securities	(210)	(3,803)
Gain on sale of loans	(257)	(504)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	130	(77)
Proceeds from sale of loans	3,563	18,116
Origination of loans held for sale	(3,942)	(15,392)
Income on bank owned life insurance	(479)	(1,077)
Stock-based compensation expense	327	186
Contribution of treasury stock	60	60
Changes in:
Accrued interest receivable and other assets	3,571	(141)
Accrued interest payable and other liabilities	(4,272)	(3,526)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,732	11,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing time deposits with other banks	50	(52)
Proceeds from maturities, prepayments and calls of available-for-sale securities	34,335	63,596
Proceeds from sales of available-for-sale securities	29,128	33,672
Purchase of available-for-sale securities	(62,868)	(113,998)
Loan origination and payments, net	(13,006)	(57,734)
Purchase of bank owned life insurance	0	(2,000)
Purchase of FHLB and other equity interests	(1,507)	(881)
Purchase of premises and equipment	(2,482)	(1,738)
Proceeds from the sale of premises and equipment and foreclosed assets	301	429

NET CASH USED IN INVESTING ACTIVITIES	(16,049)	(78,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	80,563	75,382
Certificates of deposit	(64,830)	(13,839)
Proceeds from sale of treasury stock	0	2
Purchase of treasury stock	(1,582)	0
Cash dividends paid	(4,774)	(4,128)
Repayment of long-term borrowings	(112)	(94)
Proceeds from long-term borrowings	950	900
Net change in short-term borrowings	(3,180)	1,865

NET CASH PROVIDED BY USED IN FINANCING ACTIVITIES	7,035	60,088

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,718	(7,087)
CASH AND CASH EQUIVALENTS, Beginning	29,633	31,881

CASH AND CASH EQUIVALENTS, Ending	$34,351	$24,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,197	$6,326
Income taxes	$4,076	$1,862
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$161	$204
Grant of restricted stock awards from treasury stock	$609	$539

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month period ended June 30, 2014 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2013 (the “2013 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested by the fourth anniversary of the grant. For independent directors, the vesting schedule is one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested by the third anniversary of the grant.

At June 30, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and six month periods ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, the Corporation had 35,500 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $75 and $283 for the three and six months ended June 30, 2014, and $103 and $186 for the three and six months ended June 30, 2013. As of June 30, 2014, there was $992 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended June 30, 2014 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	70,061	$16.80
Granted	0	0
Vested	0	0

Nonvested at end of period	70,061	$16.80

A summary of changes in nonvested restricted stock awards for the six months ended June 30, 2014 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	62,076	$16.25
Granted	35,400	17.19
Vested	(27,415)	16.05

Nonvested at end of period	70,061	$16.80

3.	FAIR VALUE

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

The Corporation’s derivative instrument is an interest rate swap that is similar to those that trade in liquid markets and its fair value has accordingly been determined using Level 2 inputs which are generally verifiable and do not typically involved significant management judgments.

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$167,176	$0	$167,176	$0
States and political subdivisions	183,212	0	183,212	0
Residential and multi-family mortgage	262,901	0	262,901	0
Commercial mortgage	188	0	188	0
Corporate notes and bonds	14,484	0	14,484	0
Pooled trust preferred	798	0	0	798
Pooled SBA	65,658	0	65,658	0
Other securities	1,002	1,002	0	0

Total Securities Available For Sale	$695,419	$1,002	$695,419	$798

Trading Securities:
Corporate equity securities	$2,990	$2,990	$0	$0
Mutual funds	978	978	0	0
Certificates of deposit	254	254	0	0
Corporate notes and bonds	153	0	153	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,429	$4,222	$207	$0

Liabilities:
Interest rate swaps	$(1,089)	$0	$(1,089)	$0

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$181,625	$0	$181,625	$0
States and political subdivisions	177,943	0	177,943	0
Residential and multi-family mortgage	242,607	0	242,607	0
Commercial mortgage	374	0	374	0
Corporate notes and bonds	14,075	0	14,075	0
Pooled trust preferred	661	0	0	661
Pooled SBA	67,721	0	67,721	0
Other securities	985	985	0	0

Total Securities Available For Sale	$685,991	$985	$684,345	$661

Trading Securities:
Corporate equity securities	$2,705	$2,705	$0	$0
Mutual funds	965	965	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	152	0	152	0
U.S. Government sponsored entities	52	0	52	0

Total Trading Securities	$4,127	$3,923	$204	$0

Liabilities:
Interest rate swaps	$(1,116)	$0	$(1,116)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2014:

Pooled trust preferred
Balance, April 1, 2014	$798
Total gains or (losses):
Included in other comprehensive income (unrealized)	0

Balance, June 30, 2014	$798

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Pooled Trust Preferred
Balance, January 1, 2014	$661
Total gains or (losses):
Included in other comprehensive income (unrealized)	137

Balance, June 30, 2014	$798

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

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income	(29)	30
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, June 30, 2013	$0	$630

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$798	Discounted cash flow	Collateral default rate	1.5% in 2014; 1.0% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	12% 2.0% constant prepayment rate in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$661	Discounted cash flow	Collateral default rate	2% in 2014; 1.5% in 2015; 1.0% in 2016; 0.5% in 2017 and thereafter
			Yield Prepayment speed	15% 2.0% constant prepayment rate in 2014 and thereafter

At June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,067	0	0	$3,067
Commercial, industrial, and agricultural	3,360	0	0	3,360

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,000	0	0	$3,000
Commercial, industrial, and agricultural	3,706	0	0	3,706

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $8,547 with a valuation allowance of $2,120 as of June 30, 2014, resulting in an additional provision for loan losses of $280 and $630 for the corresponding three and six month period ended June 30, 2014. Impaired loans had a recorded investment of $8,161 with a valuation allowance of $1,455 as of December 31, 2013, and an additional provision for loan losses of $2,328 and $2,529 was recorded for the three and six months ended June 30, 2013.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$3,067	Sales comparison approach	Adjustment for differences between the comparable sales	13% - 61% (35%)

Impaired loans – commercial, industrial, and agricultural	$3,360	Sales comparison approach	Adjustment for differences between the comparable sales	9% - 28% (9%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$3,000	Sales comparison approach	Adjustment for differences between the comparable sales	17% - 61% (22%)

Impaired loans – commercial, industrial, and agricultural	$3,274	Sales comparison approach	Adjustment for differences between the comparable sales	9%

Impaired loans – commercial, industrial, and agricultural	$432	Income approach	Adjustment for differences in net operating income	2%

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2014:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$34,351	$34,351	$0	$0	$34,351
Interest bearing time deposits with other banks	225	0	225	0	225
Securities available for sale	695,419	1,002	693,619	798	695,419
Trading securities	4,429	4,222	207	0	4,429
Loans held for sale	942	0	942	0	942
Net loans	1,290,916	0	0	1,290,449	1,290,449
FHLB and other equity interests	9,040	n/a	n/a	n/a	n/a
Accrued interest receivable	7,533	5	3,607	3,921	7,533

LIABILITIES
Deposits	$(1,851,047)	$(1,650,115)	$(200,558)	$0	$(1,850,673)
FHLB and other borrowings	(85,608)	0	(85,703)	0	(85,703)
Subordinated debentures	(20,620)	0	(11,275)	0	(11,275)
Interest rate swaps	(1,089)	0	(1,089)	0	(1,089)
Accrued interest payable	(800)	(332)	(453)	(15)	(800)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2013:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,633	$29,633	$0	$0	$29,633
Interest bearing time deposits with other banks	275	0	274	0	274
Securities available for sale	685,991	985	684,345	661	685,991
Trading securities	4,127	3,923	204	0	4,127
Loans held for sale	487	0	507	0	507
Net loans	1,279,129	0	0	1,276,622	1,276,622
FHLB and other equity interests	7,533	n/a	n/a	n/a	n/a
Accrued interest receivable	8,032	368	3,302	4,362	8,032

LIABILITIES
Deposits	$(1,835,314)	$(1,569,552)	$(265,237)	$0	$(1,834,789)
FHLB and other borrowings	(87,950)	0	(87,833)	0	(87,833)
Subordinated debentures	(20,620)	0	(11,178)	0	(11,178)
Interest rate swaps	(1,116)	0	(1,116)	0	(1,116)
Accrued interest payable	(868)	(200)	(653)	(15)	(868)

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

Subordinated debentures: The fair value of the Corporation’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of arrangements, resulting in a Level 2 classification.

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

4.	SECURITIES

Securities available for sale at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$168,144	$4,279	$(5,247)	$167,176	$185,205	$2,894	$(6,474)	$181,625
State & political subdivisions	178,078	5,849	(715)	183,212	176,490	3,770	(2,317)	177,943
Residential & multi-family mortgage	264,882	2,432	(4,413)	262,901	248,017	2,410	(7,820)	242,607
Commercial mortgage	193	0	(5)	188	385	0	(11)	374
Corporate notes & bonds	15,748	116	(1,380)	14,484	15,744	65	(1,734)	14,075
Pooled trust preferred	800	0	(2)	798	800	0	(139)	661
Pooled SBA	66,851	836	(2,029)	65,658	70,077	688	(3,044)	67,721
Other securities	1,020	0	(18)	1,002	1,020	0	(35)	985

Total	$695,716	$13,512	$(13,809)	$695,419	$697,738	$9,827	$(21,574)	$685,991

At June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Corporate equity securities	$2,990	$2,705
Mutual funds	978	965
Certificates of deposit	254	253
Corporate notes and bonds	153	152
U.S. Government sponsored entities	54	52

Total	$4,429	$4,127

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$4,857	$(1,604)	$97,377	$(3,643)	$102,234	$(5,247)
State & political subdivisions	8,527	(34)	23,517	(681)	32,044	(715)
Residential & multi-family mortgage	61,870	(779)	101,485	(3,634)	163,355	(4,413)
Commercial mortgage	0	0	188	(5)	188	(5)
Corporate notes & bonds	0	0	8,020	(1,380)	8,020	(1,380)
Pooled trust preferred	0	0	798	(2)	798	(2)
Pooled SBA	1,991	(9)	39,753	(2,020)	41,744	(2,029)
Other securities	1,002	(18)	0	0	1,002	(18)

	$78,247	$(2,444)	$271,138	$(11,365)	$349,385	$(13,809)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013

U.S. Gov’t sponsored entities	$95,677	$(5,394)	$17,964	$(1,080)	$113,641	$(6,474)
State & political subdivisions	57,526	(2,192)	5,324	(125)	62,850	(2,317)
Residential and multi-family mortgage	150,229	(6,806)	16,608	(1,014)	166,837	(7,820)
Commercial mortgage	374	(11)	0	0	374	(11)
Corporate notes & bonds	0	0	9,662	(1,734)	9,662	(1,734)
Pooled trust preferred	0	0	661	(139)	661	(139)
Pooled SBA	36,842	(2,296)	8,277	(748)	45,119	(3,044)
Other securities	985	(35)	0	0	985	(35)

	$341,633	$(16,734)	$58,496	$(4,840)	$400,129	$(21,574)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2014, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $798. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three and six months ended June 30, 2014, and June 30, 2013, no other-than-temporary impairment was required to be realized in earnings. At June 30, 2014 and December 31, 2013, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost and fair value of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2014 and 2013 is as follows:

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

As of June 30, 2014 and December 31, 2013, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2014	$16,177	$138	$0
Six months ended June 30, 2014	29,128	287	(83)
Three months ended June 30, 2013	32,348	746	(494)
Six months ended June 30, 2013	33,672	822	(494)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2014:

	Amortized Cost	Fair Value
1 year or less	$29,494	$29,090
1 year – 5 years	149,072	151,616
5 years – 10 years	145,065	146,310
After 10 years	39,139	38,654

	362,770	365,670
Residential and multi-family mortgage	264,882	262,901
Pooled SBA	66,851	65,658
Commercial mortgage	193	188

Total debt securities	$694,696	$694,417

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2014 and December 31, 2013, securities carried at $332,626 and $353,102, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Commercial, industrial, and agricultural	$422,399	$427,715
Commercial mortgages	342,048	343,465
Residential real estate	477,186	459,114
Consumer	65,314	63,491
Credit cards	5,115	5,065
Overdrafts	317	409
Less: unearned discount	(4,048)	(3,896)
allowance for loan losses	(17,415)	(16,234)

Loans, net	$1,290,916	$1,279,129

At June 30, 2014 and December 31, 2013, net unamortized loan costs of $830 and $911, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 33% of the Corporation’s total loan portfolio at June 30, 2014 and December 31, 2013. Commercial mortgage loans comprised 27% of the Corporation’s total loan portfolio at June 30, 2014 and December 31, 2013. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 37% and 36% of the Corporation’s total loan portfolio at June 30, 2014 and December 31, 2013, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both June 30, 2014 and December 31, 2013. Terms and collateral requirements vary depending on the size and nature of the loan.

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

During the first quarter of 2014, management reviewed its loan portfolio segments resulting in the reclassification of approximately $66 million into Commercial, Industrial and Agricultural. $54 million was reclassified out of Commercial Mortgages and $12 million was reclassified out of Residential Real Estate. During the second quarter of 2014, management further identified a reclassification of approximately $70 million into the Commercial, Industrial and Agricultural segment from the Commercial Mortgage segment. Accordingly, the December 31, 2013 loan portfolio segment balances were reclassified to conform to the June 30, 2014 presentation. The effect of this reclassification was not considered material to the overall allowance for loan losses, did not change the total loan balances, and is not considered material to the consolidated financial statements taken as a whole.

Transactions in the allowance for loan losses for the three months ended June 30, 2014 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2014	$8,278	$3,704	$2,455	$1,972	$68	$197	$16,674
Charge-offs	(319)	0	(76)	(369)	(2)	(64)	(830)
Recoveries	1	10	0	31	1	27	70
Provision for loan losses	136	867	88	362	21	27	1,501

Allowance for loan losses, June 30, 2014	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415

Transactions in the allowance for loan losses for the six months ended June 30, 2014 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(319)	(50)	(198)	(768)	(23)	(122)	(1,480)
Recoveries	1	10	19	53	3	55	141
Provision for loan losses	202	1,085	196	948	42	47	2,520

Allowance for loan losses, June 30, 2014	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415

Transactions in the allowance for loan losses for the three months ended June 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2013	$5,271	$4,299	$2,395	$1,707	$77	$148	$13,897
Charge-offs	(84)	(923)	(169)	(346)	(17)	(44)	(1,583)
Recoveries	7	2	3	33	8	18	71
Provision (benefit) for loan losses	144	2,518	279	161	(13)	26	3,115

Allowance for loan losses, June 30, 2013	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500

Transactions in the allowance for loan losses for the six months ended June 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(84)	(1,530)	(341)	(677)	(29)	(91)	(2,752)
Recoveries	7	3	4	74	10	49	147
Provision (benefit) for loan losses	475	2,726	379	459	(9)	15	4,045

Allowance for loan losses, June 30, 2013	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2014 and December 31, 2013. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

June 30, 2014

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$352	$307	$204	$0	$0	$0	$863
Collectively evaluated for impairment	7,632	2,603	2,263	1,996	88	187	14,769
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	112	1,671	0	0	0	0	1,783

Total ending allowance balance	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415

Loans:
Individually evaluated for impairment	$4,537	$2,467	$400	$0	$0	$0	$7,404
Collectively evaluated for impairment	416,163	327,306	476,786	65,314	5,115	317	1,291,001
Acquired with deteriorated credit quality	0	2,227	0	0	0	0	2,227
Modified in a troubled debt restructuring	1,699	10,048	0	0	0	0	11,747

Total ending loans balance	$422,399	$342,048	$477,186	$65,314	$5,115	$317	$1,312,379

December 31, 2013

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$372	$55	$0	$0	$0	$0	$427
Collectively evaluated for impairment	7,725	2,141	2,450	1,763	66	207	14,352
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	115	1,340	0	0	0	0	1,455

Total ending allowance balance	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234

Loans:
Individually evaluated for impairment	$4,923	$1,249	$0	$0	$0	$0	$6,172
Collectively evaluated for impairment	421,002	329,645	459,114	63,491	5,065	409	1,278,726
Acquired with deteriorated credit quality	0	2,225	0	0	0	0	2,225
Modified in a troubled debt restructuring	1,790	10,346	0	0	0	0	12,136

Total ending loans balance	$427,715	$343,465	$459,114	$63,491	$5,065	$409	$1,299,259

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

June 30, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$4,045	$3,995	$465
Commercial mortgage	5,938	5,609	1,977
Residential real estate	400	400	204
With no related allowance recorded:
Commercial, industrial, and agricultural	4,579	2,242	0
Commercial mortgage	6,905	6,905	0
Residential real estate	0	0	0

Total	$21,867	$19,151	$2,646

December 31, 2013

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,929	$4,679	$487
Commercial mortgage	5,646	5,443	1,395
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	2,034	0
Commercial mortgage	6,178	6,152	0
Residential real estate	0	0	0

Total	$19,808	$18,308	$1,882

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,318	$1	$1	$4,438	$2	$2
Commercial mortgage	5,402	0	0	5,416	0	0
Residential real estate	200	3	3	133	11	11
With no related allowance recorded:
Commercial, industrial, and agricultural	2,234	0	0	2,167	0	0
Commercial mortgage	6,249	0	0	6,217	0	0
Residential real estate	0	0	0	0	0	0

Total	$18,403	$4	$4	$18,371	$13	$13

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,459	$1	$1	$1,621	$1	$1
Commercial mortgage	5,787	0	0	6,009	3	3
Residential real estate	62	2	2	191	3	3
With no related allowance recorded:
Commercial, industrial, and agricultural	2,172	0	0	2,184	0	0
Commercial mortgage	14,637	0	0	15,270	0	0
Residential real estate	76	0	0	143	0	0

Total	$24,193	$3	$3	$25,418	$7	$7

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$1,491	$319	$1,006	$0
Commercial mortgages	4,553	0	7,236	0
Residential real estate	4,614	326	2,389	150
Consumer	1,009	7	942	170
Credit cards	0	53	0	24

Total	$11,667	$705	$11,573	$344

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

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans.

June 30, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$442	$1,708	$1,643	$3,793	$418,606	$422,399
Commercial mortgages	1,213	129	4,553	5,895	336,153	342,048
Residential real estate	3,648	1,074	4,940	9,662	467,524	477,186
Consumer	153	50	251	454	64,860	65,314
Credit cards	0	103	53	156	4,959	5,115
Overdrafts	0	0	0	0	317	317

Total	$5,456	$3,064	$11,440	$19,960	$1,292,419	$1,312,379

December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$211	$542	$855	$1,608	$426,107	$427,715
Commercial mortgages	1,258	713	7,236	9,207	334,258	343,465
Residential real estate	4,216	114	2,539	6,869	452,245	459,114
Consumer	334	1,049	1,112	2,495	60,996	63,491
Credit cards	0	29	24	53	5,012	5,065
Overdrafts	0	0	0	0	409	409

Total	$6,019	$2,447	$11,766	$20,232	$1,279,027	$1,299,259

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	5	$1,699	$112	5	$1,790	$115
Commercial mortgages	7	10,048	1,671	7	10,346	1,340
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	12	$11,747	$1,783	12	$12,136	$1,455

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2014. The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2013. There were no loans modified as troubled debt restructurings during the three months ended June 30, 2013.

	Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	1	346	403
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$346	$403

The troubled debt restructuring described above did not increase the allowance for loan losses during the three or six months ended June 30, 2013.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 4 to 18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2014 and December 31, 2013 and no principal balances were forgiven in connection with the loan restructurings.

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

June 30, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$396,268	$4,233	$21,565	$333	$422,399
Commercial mortgages	297,995	2,857	40,752	444	342,048

Total	$694,263	$7,090	$62,317	$777	$764,447

December 31, 2013

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$402,507	$5,509	$19,318	$381	$427,715
Commercial mortgages	281,421	16,623	44,936	485	343,465

Total	$683,928	$22,132	$64,254	$866	$771,180

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$472,246	$64,298	$5,062	$456,575	$62,379	$5,041
Non-performing	4,940	1,016	53	2,539	1,112	24

Total	$477,186	$65,314	$5,115	$459,114	$63,491	$5,065

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

Holiday’s loan portfolio is summarized as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Consumer	$25,591	$24,891
Residential real estate	1,419	1,552
Less: unearned discount	(4,048)	(3,896)

Total	$22,962	$22,547

6.	DEPOSITS

Total deposits at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Percentage
	Change	June 30, 2014	December 31, 2013
Checking, non-interest bearing	1.8%	$225,366	$221,293
Checking, interest bearing	2.9%	463,356	450,216
Savings accounts	7.1%	961,393	898,043
Certificates of deposit	-24.4%	200,932	265,762

	0.9%	$1,851,047	$1,835,314

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2013, 37,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2014.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,617	$2,951	$10,783	$7,248
Net earnings allocated to participating securities	(25)	(15)	(46)	(34)

Net earnings allocated to common stock	$5,592	$2,936	$10,737	$7,214

Distributed earnings allocated to common stock	$2,375	$2,053	$4,751	$4,107
Undistributed earnings allocated to common stock	3,217	883	5,986	3,107

Net earnings allocated to common stock	$5,592	$2,936	$10,737	$7,214

Weighted average common shares outstanding, including shares considered participating securities	14,450	12,510	14,447	12,502
Less: Average participating securities	(60)	(57)	(56)	(53)

Weighted average shares	14,390	12,453	14,391	12,449

Basic earnings per common share	$0.39	$0.24	$0.75	$0.58

Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,592	$2,936	$10,737	$7,214

Weighted average common shares outstanding for basic earnings per common share	14,390	12,453	14,391	12,449
Add: Dilutive effects of assumed exercises of stock options	1	1	2	1

Weighted average shares and dilutive potential common shares	14,391	12,454	14,393	12,450

Diluted earnings per common share	$0.39	$0.24	$0.75	$0.58

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At June 30, 2014, the variable rate on the subordinated debt was 1.78% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

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

As of June 30, 2014 and December 31, 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

		Fair value as of
	Balance Sheet	June 30,	December 31,
	Location	2014	2013
Interest rate contracts	Accrued interest and other liabilities	($1,089)	($1,116)

For the Three Months
Ended June 30, 2014	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$17	Interest expense – subordinated debentures	($94)	Other income	$0
For the Six Months
Ended June 30, 2014	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($7)	Interest expense – subordinated debentures	($191)	Other income	$0
For the Three Months
Ended June 30, 2013	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$245	Interest expense – subordinated debentures	($105)	Other income	$0
For the Six Months
Ended June 30, 2013	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$319	Interest expense – subordinated debentures	($202)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $379.

As of June 30, 2014 and December 31, 2013, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

In June 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718)”. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The guidance is effective for reporting periods beginning after December 15, 2015. The effect of adopting ASU 2014-12 is not expected to have a material effect on the Corporation’s financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin.

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

GENERAL OVERVIEW

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. During the past several years, in order to address the historic lows on interest rates that are primarily tied to short-term rates, such as the Prime Rate, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2013 and the first six months of 2014 but maintained deposit growth as a result of successful marketing and business development strategies.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $34.4 million at June 30, 2014 compared to $29.6 million at December 31, 2013. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $9.7 million or 1.4% since December 31, 2013. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $13.0 million, or 1.0%, during the first six months of 2014. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. Loan balances declined slightly in the first quarter, but have since recovered and the Corporation expects loan balances to grow throughout the remainder of 2014.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Six months ended June 30, 2014	Year ended December 31, 2013	Six months ended June 30, 2013
Balance at beginning of period	$16,234	$14,060	$14,060
Charge-offs:
Commercial, industrial, and agricultural	(319)	(958)	(84)
Commercial mortgages	(50)	(1,931)	(1,530)
Residential real estate	(198)	(467)	(341)
Consumer	(768)	(1,919)	(677)
Credit cards	(23)	(97)	(29)
Overdrafts	(122)	(258)	(91)

	(1,480)	(5,630)	(2,752)

Recoveries:
Commercial, industrial, and agricultural	1	7	7
Commercial mortgages	10	1,430	3
Residential real estate	19	5	4
Consumer	53	114	74
Credit cards	3	16	10
Overdraft deposit accounts	55	94	49

	141	1,666	147

Net charge-offs	(1,339)	(3,964)	(2,605)

Provision for loan losses	2,520	6,138	4,045

Balance at end of period	$17,415	$16,234	$15,500

Loans, net of unearned	$1,308,331	$1,295,363	$982,947
Allowance to net loans	1.33%	1.25%	1.58%
Net charge-offs to average loans (annualized)	0.21%	0.38%	0.55%
Nonperforming assets	$13,367	$12,903	$19,968
Nonperforming % of total assets	0.62%	0.61%	1.10%

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

During the six months ended June 30, 2014, CNB recorded a provision for loan losses of $2.5 million, as compared to a provision for loan losses of $4.0 million for the six months ended June 30, 2013. The Corporation increased its reserve for two impaired commercial and industrial loans in the first quarter of 2014, resulting in an increase in the provision for loan losses of $421 thousand during the quarter. During the second quarter of 2014, the Corporation increased its reserve for one impaired commercial mortgage loan having a carrying value of $695 thousand that was previously modified in a troubled debt restructuring, resulting in an increase in the provision for loan losses of $484 thousand. In addition, a commercial mortgage loan with a carrying value of $1.9 million became impaired during the second quarter, resulting in an increase in the provision for loan losses of $307 thousand. The Corporation has also increased its allowance for consumer loans during the first six months of 2014 due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2014.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $15.7 million from $1.835 billion at December 31, 2013 to $1.851 billion at June 30, 2014.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2014. Total shareholders’ equity was $177.2 million at June 30, 2014 and $164.9 million at December 31, 2013. In the first six months of 2014, the Corporation earned $10.8 million and declared dividends of $4.8 million, a dividend payout ratio of 44.3% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and certain other off-balance sheet assets.

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Total risk-based capital ratio	14.07%	13.72%
Tier 1 capital ratio	12.83%	12.51%
Leverage ratio	8.13%	7.96%
Tangible common equity/tangible assets (1)	6.87%	6.34%
Book value per share	$12.33	$11.43
Tangible book value per share (1)	$10.16	$9.23

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	June 30, 2014	December 31, 2013
Shareholders’ equity	$177,186	$164,911
Less goodwill	27,194	27,194
Less core deposit intangible	3,979	4,583

Tangible common equity	$146,013	$133,134

Total assets	$2,156,665	$2,131,289
Less goodwill	27,194	27,194
Less core deposit intangible	3,979	4,583

Tangible assets	$2,125,492	$2,099,512

Ending shares outstanding	14,371,983	14,427,780
Tangible book value per share	$10.16	$9.23
Tangible common equity/tangible assets	6.87%	6.34%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2014 (in thousands):

Commitments to extend credit	$314,282
Standby letters of credit	15,215

$329,497

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.6 million in the second quarter of 2014 and $3.0 million in the second quarter of 2013. The earnings per diluted share were $0.39 in the second quarter of 2014 and $0.24 in the second quarter of 2013. The return on assets and return on equity for the second quarter of 2014 are 1.04% and 12.58% compared to 0.65% and 8.28% for the second quarter of 2013. As described below, non-interest expenses for the three months ended June 30, 2013 include $539 thousand associated with merger related expenses.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.79% for the three months ended June 30, 2014, compared to 3.35% for the three months ended June 30, 2013. Net accretion included in loan interest income in the second quarter of 2014 related to loans acquired in the fourth quarter of 2013 was $457 thousand, resulting in an increase in the net interest margin of 9 basis points. Changes in earning assets, interest-bearing liabilities, and resulting interest income and expense from the second quarter of 2013 to the second quarter of 2014 are primarily a result of the acquisition of FC Banc Corp. in the fourth quarter of 2013.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.5 million in the second quarter of 2014 compared to $3.1 million in the second quarter of 2013. Net charge-offs for the second quarter of 2014 were $760 thousand, compared to net charge-offs of $1.5 million in the second quarter of 2013. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the second quarter of 2014, the Corporation increased its loss reserves in connection with two impaired commercial mortgage loans, resulting in an increase in the provision for loan losses of $791 thousand. The Corporation also increased its loss reserves for consumer loans due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2014.

NON-INTEREST INCOME

Non-interest income was $3.5 million for the three months ended June 30, 2014, compared to $3.8 million for the three months ended June 30, 2013. Wealth and asset management fees increased from $538 thousand during the three months ended June 30, 2013 to $753 thousand during the three months ended June 30, 2014 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division. During the quarter ended June 30, 2013, CNB recorded bank owned life insurance income of $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the recognition of death benefits.

NON-INTEREST EXPENSES

Total non-interest expenses increased $1.8 million, or 16.8%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Non-interest expenses for the three months ended June 30, 2014 include amortization of a core deposit intangible asset of $301 thousand associated with CNB’s acquisition of FC Banc Corp. in the fourth quarter of 2013. Non-interest expenses for the three months ended June 30, 2013 include merger-related expenses of $539 thousand.

Salaries and benefits expenses increased $1.1 million, or 20.8%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due to an increase in average full-time equivalent employees resulting primarily from the acquisition of FC Banc Corp., routine merit increases, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. Net occupancy expenses increased $479 thousand, or 37.4% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as a result of anticipated increases in repair, maintenance, and utility expenses, increases in depreciation expense for recently completed projects and asset purchases, and the addition of eight branch locations from the acquisition of FC Banc Corp. Legal, professional, and examination fees increased $49 thousand during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due primarily to the timing of the services associated with the workout of impaired loans. Data processing, advertising, and other non-interest expenses have increased as a result of the acquisition of FC Banc Corp.

INCOME TAX EXPENSE

Income tax expense was $2.2 million in the second quarter of 2014 and $738 thousand in the second quarter of 2013, resulting in effective tax rates of 28.4% and 20.0% for the periods, respectively. The effective rate was lower in the second quarter of 2013 due mostly to a non-taxable death benefit received on bank owned life insurance policies. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

AVERAGE BALANCES AND NET INTEREST MARGIN

The table on the following page presents the average balances and net interest margin for the six months ended June 30, 2014 and 2013. This information should be reviewed in conjunction with management’s discussion and analysis for the results of operations for the six months ended June 30, 2014 and 2013 that follows the table.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2014			June 30, 2013
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	563,298	2.35%	6,690	619,905	2.28%	6,883
Tax-Exempt (1,2)	128,771	4.35%	2,752	131,237	4.56%	2,878
Equity Securities (1,2)	11,438	4.13%	236	12,110	1.65%	100

Total securities	703,507	2.74%	9,678	763,252	2.67%	9,861

Loans:
Commercial (2)	425,057	4.81%	10,230	305,086	4.76%	7,268
Mortgage (2)	821,989	5.04%	20,702	589,755	4.81%	14,169
Consumer	51,415	13.88%	3,569	54,163	12.64%	3,424

Total loans (3)	1,298,461	5.31%	34,501	949,004	5.24%	24,861

Total earning assets	2,001,968	4.40%	$44,179	1,712,256	4.12%	$34,722

Non interest-bearing assets:
Cash and due from banks	30,938			26,498
Premises and equipment	32,501			24,449
Other assets	91,467			57,586
Allowance for loan losses	(16,840)			(14,254)

Total non interest-bearing assets	138,066			94,279

TOTAL ASSETS	$2,140,034			$1,806,535

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$447,921	0.36%	$803	$360,226	0.42%	$751
Savings	940,613	0.47%	2,213	792,160	0.52%	2,072
Time	222,452	1.02%	1,133	208,015	1.31%	1,366

Total interest-bearing deposits	1,610,986	0.52%	4,149	1,360,401	0.62%	4,189
Short-term borrowings	18,255	0.10%	9	16,839	0.23%	19
Long-term borrowings	75,570	4.24%	1,602	74,993	4.24%	1,589
Subordinated debentures	20,620	3.61%	372	20,620	3.76%	388

Total interest-bearing liabilities	1,725,431	0.71%	$6,132	1,472,853	0.84%	$6,185

Demand - non interest-bearing	217,581			168,724
Other liabilities	21,398			20,567

Total liabilities	1,964,410			1,662,144
Shareholders’ equity	175,624			144,391

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,140,034			$1,806,535

Interest income/Earning assets		4.40%	$44,179		4.12%	$34,722
Interest expense/Interest-bearing liabilities		0.71%	6,132		0.84%	6,185

Net interest spread		3.69%	$38,047		3.28%	$28,537

Interest income/Earning assets		4.40%	44,179		4.12%	34,722
Interest expense/Earning assets		0.61%	6,132		0.72%	6,185

Net interest margin		3.79%	$38,047		3.39%	$28,537

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Six Months Ended June 30, 2014 and 2013

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $10.8 million for the six months ended June 30, 2014, compared to $7.2 million for the same period of 2013. The earnings per diluted share were $0.75 for the six months ended June 30, 2014 and $0.58 for the six months ended June 30, 2013. The return on average assets and return on average equity for the six months ended June 30, 2014 are 1.01% and 12.28%, respectively, compared to 0.80% and 10.04%, respectively, for the same period of 2013. As described below, non-interest expenses for the six months ended June 30, 2013 include $931 thousand associated with merger related expenses.

INTEREST INCOME AND EXPENSE

During the six months ended June 30, 2014, net interest income increased $9.4 million, or 34.6%, compared to the six months ended June 30, 2013. The Corporation’s net interest margin on a fully tax equivalent basis was 3.79% for the six months ended June 30, 2014, compared to 3.39% for the six months ended June 30, 2013. Net accretion included in loan interest income in the six months ended June 30, 2014 related to loans acquired in the fourth quarter of 2013 was $1,197 thousand, resulting in an increase in the net interest margin of 12 basis points.

Total interest and dividend income was $42.9 million for the six months ended June 30, 2014; an increase of $9.4 million, or 28.1%, as compared to the six months ended June 30, 2013. The Corporation’s total earning assets have grown and the asset mix has also shifted to a higher percentage of loans and less investments, which has resulted in higher levels of interest income. During the six months ended June 30, 2014, total interest expense decreased by $53 thousand, or 0.9%, compared to the six months ended June 30, 2013, due primarily to a decrease in the cost of deposits.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $2.5 million during the six months ended June 30, 2014 compared to $4.0 million during the six months ended June 30, 2013. Net charge-offs for the six months ended June 30, 2014 were $1.3 million, compared to net charge-offs of $2.6 million during the six months ended June 30, 2013. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the first six months of 2014, the Corporation increased its reserves on certain impaired commercial and industrial and commercial mortgage loans. The Corporation also increased its loss reserves for consumer loans due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2014.

NON-INTEREST INCOME

Total non-interest income was $6.7 million for the six months ended June 30, 2014, compared to $6.8 million for the six months ended June 30, 2013. Non-interest income as a percentage of average assets declined from 0.76% during the first six months of 2013 to 0.63% during the first six months of 2014, primarily due to a decrease in realized gains on available for sale securities of $124 thousand, a decrease in net unrealized gains on trading securities of $257 thousand, a decrease in mortgage banking income of $168 thousand, and a decrease in bank owned life insurance income of $598 thousand.

During the quarter ended June 30, 2013, CNB recorded bank owned life insurance income of $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the recognition of death benefits. Wealth and asset management fees increased from $1.1 million during the six months ended June 30, 2013 to $1.4 million during the six months ended June 30, 2014 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $5.4 million, or 26.3%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Non-interest expenses for the six months ended June 30, 2014 include amortization of a core deposit intangible asset of $604 thousand associated with CNB’s acquisition of FC Banc Corp. in the fourth quarter of 2013. Non-interest expenses for the six months ended June 30, 2013 include merger-related expenses of $913 thousand.

Salaries and benefits expenses increased $2.7 million, or 26.1%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to an increase in average full-time equivalent employees resulting primarily from the acquisition of FC Banc Corp., routine merit increases, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. Net occupancy expenses increased $923 thousand, or 35.5%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as a result of anticipated increases in repair, maintenance, and utility expenses, increases in depreciation expense for recently completed projects and asset purchases, and the addition of eight branch locations from the acquisition of FC Banc Corp. Data processing, advertising, and other non-interest expenses have increased as a result of the acquisition of FC Banc Corp.

INCOME TAX EXPENSE

Income tax expense was $4.3 million for the six months ended June 30, 2014 as compared to $2.4 million for the six months ended June 30, 2013, resulting in effective tax rates of 28.4% and 24.5% for the periods, respectively. The effective rate was lower in the first six months of 2013 due mostly to non-taxable death benefits received on bank owned life insurance policies. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of March 31, 2014, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

June 30, 2014
Change in Basis Points	% Change in Net Interest Income
400	-2.7%
300	-0.8%
100	-0.7%
(100)	-4.0%

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2013 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2014	—	—	—	168,386
May 1 – 31, 2014	—	—	—	168,386
June 1 – 30, 2014	94,642	$16.72	94,642	73,744

(1)	The Corporation’s stock repurchase program, which was announced on December 12, 2006, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of June 30, 2014, there were 73,744 shares remaining in the program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2014	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: August 7, 2014	/s/ Brian W. Wingard
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