Form 10-Q
period 2014-09-30
CNB FINANCIAL CORP/PA
filed 2014-11-06
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2014

COMMON STOCK NO PAR VALUE PER SHARE: 14,369,049 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$26,069	$25,769
Interest bearing deposits with other banks	3,328	3,864

Total cash and cash equivalents	29,397	29,633

Interest bearing time deposits with other banks	225	275
Securities available for sale	699,366	685,991
Trading securities	4,440	4,127
Loans held for sale	1,290	487
Loans	1,330,580	1,299,259
Less: unearned discount	(4,205)	(3,896)
Less: allowance for loan losses	(17,843)	(16,234)

Net loans	1,308,532	1,279,129
FHLB and other equity interests	8,491	7,533
Premises and equipment, net	33,506	31,589
Bank owned life insurance	34,505	33,804
Mortgage servicing rights	897	904
Goodwill	27,194	27,194
Core deposit intangible	3,677	4,583
Accrued interest receivable and other assets	21,454	26,040

Total Assets	$2,172,974	$2,131,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$245,914	$221,293
Interest bearing deposits	1,620,950	1,614,021

Total deposits	1,866,864	1,835,314
FHLB and other long-term borrowings	75,777	75,000
Other short-term borrowings	8,100	12,950
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	19,996	22,494

Total liabilities	1,991,357	1,966,378

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,892	77,923
Retained earnings	106,252	97,066
Treasury stock, at cost (105,069 shares at September 30, 2014 and 45,702 shares at December 31, 2013)	(1,742)	(633)
Accumulated other comprehensive loss	(785)	(9,445)

Total shareholders’ equity	181,617	164,911

Total Liabilities and Shareholders’ Equity	$2,172,974	$2,131,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	September 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans including fees	$17,146	$13,153
Securities:
Taxable	3,340	3,283
Tax-exempt	941	969
Dividends	105	60

Total interest and dividend income	21,532	17,465

INTEREST EXPENSE:
Deposits	2,081	1,673
Borrowed funds	825	949
Subordinated debentures (includes $95 and $102 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2014 and 2013, respectively)	186	195

Total interest expense	3,092	2,817

NET INTEREST INCOME	18,440	14,648
PROVISION FOR LOAN LOSSES	1,038	846

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,402	13,802

NON-INTEREST INCOME:
Wealth and asset management fees	710	615
Service charges on deposit accounts	1,198	1,102
Other service charges and fees	762	607
Net realized gains on available-for-sale securities (includes $41 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2014 and 2013, respectively)	41	0
Net realized and unrealized gains (losses) on trading securities	(59)	166
Mortgage banking	144	107
Bank owned life insurance	222	365
Other	478	286

Total non-interest income	3,496	3,248

NON-INTEREST EXPENSES:
Salaries and benefits	6,562	5,288
Net occupancy expense	1,695	1,234
Amortization of core deposit intangible	302	0
Data processing	999	890
State and local taxes	461	391
Legal, professional, and examination fees	409	313
Advertising	368	205
FDIC insurance premiums	342	332
Merger costs	0	398
Other	2,012	1,292

Total non-interest expenses	13,150	10,343

INCOME BEFORE INCOME TAXES	7,748	6,707
INCOME TAX EXPENSE (includes ($19) and ($36) income tax expense from reclassification items in 2014 and 2013, respectively)	2,200	2,004

NET INCOME	$5,548	$4,703

EARNINGS PER SHARE:
Basic	$0.39	$0.38
Diluted	$0.39	$0.38
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended
	September 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans including fees	$51,300	$37,736
Securities:
Taxable	10,030	10,166
Tax-exempt	2,777	2,891
Dividends	280	134

Total interest and dividend income	64,387	50,927

INTEREST EXPENSE:
Deposits	6,230	5,862
Borrowed funds	2,436	2,557
Subordinated debentures (includes $287 and $304 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2014 and 2013, respectively)	558	583

Total interest expense	9,224	9,002

NET INTEREST INCOME	55,163	41,925
PROVISION FOR LOAN LOSSES	3,558	4,891

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	51,605	37,034

NON-INTEREST INCOME:
Wealth and asset management fees	2,135	1,727
Service charges on deposit accounts	3,384	3,063
Other service charges and fees	2,000	1,561
Net realized gains on available-for-sale securities (includes $245 and $328 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2014 and 2013, respectively)	245	328
Net realized and unrealized gains on trading securities	15	497
Mortgage banking	502	633
Bank owned life insurance	701	1,442
Other	1,233	839

Total non-interest income	10,215	10,090

NON-INTEREST EXPENSES:
Salaries and benefits	19,840	15,817
Net occupancy expense	5,216	3,832
Amortization of core deposit intangible	906	0
Data processing	2,943	2,455
State and local taxes	1,477	1,266
Legal, professional, and examination fees	1,153	966
Advertising	1,110	697
FDIC insurance premiums	1,026	930
Merger costs	0	1,329
Other	5,348	3,526

Total non-interest expenses	39,019	30,818

INCOME BEFORE INCOME TAXES	22,801	16,306
INCOME TAX EXPENSE (includes ($15) and $8 income tax expense from reclassification items in 2014 and 2013, respectively)	6,470	4,355

NET INCOME	$16,331	$11,951

EARNINGS PER SHARE:
Basic	$1.13	$0.96
Diluted	$1.13	$0.96
DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Dollars in thousands

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$5,548	$4,703	$16,331	$11,951

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain (loss) on interest rate swaps, net of tax of ($20) and and $31 for the three months ended September 30, 2014 and 2013, and $38 and ($69) for the nine months ended September 30, 2014 and 2013	37	(58)	(71)	129

Reclassification adjustment for losses recognized in earnings, net of tax of ($33) and ($36) for the three months ended September 30, 2014 and 2013, and ($100) and ($106) for the nine months ended September 30, 2014 and 2013	62	66	187	198

	99	8	116	327

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of $26 and ($51) for the three months ended September 30, 2014 and 2013, and ($74) and ($62) for the nine months ended September 30, 2014 and 2013	48	95	137	114

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of ($552) and $1,676 for the three months ended September 30, 2014 and 2013, and ($4,441) and $11,302 for the nine months ended September 30, 2014 and 2013	1,079	(3,113)	8,567	(20,990)
Reclassification adjustment for realized gains included in net income, net of tax of ($14) and $0 for the three months ended September 30, 2014 and 2013, and ($85) and $115 for the nine months ended September 30, 2014 and 2013	(27)	—	(160)	(213)

	1,052	(3,113)	8,407	(21,203)

Other comprehensive income (loss)	1,199	(3,010)	8,660	(20,762)

COMPREHENSIVE INCOME (LOSS)	$6,747	$1,693	$24,991	$(8,811)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,331	$11,951
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,558	4,891
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	3,115	1,632
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	697	2,756
Net realized gains on sales of available-for-sale securities	(245)	(328)
Net realized and unrealized (gains) losses on trading securities	(15)	(497)
Proceeds from sale of trading securities	641	4,424
Purchase of trading securities	(930)	(3,803)
Gain on sale of loans	(354)	(556)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	162	(151)
Proceeds from sale of loans	6,347	19,889
Origination of loans held for sale	(7,007)	(17,484)
Income on bank owned life insurance	(701)	(1,442)
Stock-based compensation expense	445	290
Contribution of treasury stock	90	90
Changes in:
Accrued interest receivable and other assets	4,260	(3,606)
Accrued interest payable and other liabilities	(6,920)	(1,941)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,474	16,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing time deposits with other banks	50	(50)
Proceeds from maturities, prepayments and calls of available-for-sale securities	59,021	86,708
Proceeds from sales of available-for-sale securities	38,826	33,672
Purchase of available-for-sale securities	(100,250)	(114,748)
Loan origination and payments, net	(31,669)	(102,600)
Purchase of bank owned life insurance	0	(2,000)
Purchase of FHLB and other equity interests	(958)	(896)
Proceeds from death benefits associated with bank owned life insurance	0	1,348
Purchase of premises and equipment	(3,891)	(3,434)
Proceeds from the sale of premises and equipment and foreclosed assets	505	579

NET CASH USED IN INVESTING ACTIVITIES	(38,366)	(101,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	111,876	93,805
Certificates of deposit	(80,327)	(26,527)
Proceeds from sale of treasury stock	0	2
Purchase of treasury stock	(1,675)	24
Cash dividends paid	(7,145)	(6,193)
Repayment of long-term borrowings	(173)	(145)
Proceeds from long-term borrowings	950	900
Net change in short-term borrowings	(4,850)	24,415

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,656	86,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(236)	975
CASH AND CASH EQUIVALENTS, Beginning	29,633	31,881

CASH AND CASH EQUIVALENTS, Ending	$29,397	$32,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,288	$9,134
Income taxes	$6,411	$3,646
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$420	$333
Grant of restricted stock awards from treasury stock	$609	$539

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month period ended September 30, 2014 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2013 (the “2013 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

At September 30, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and nine month periods ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, the Corporation had 35,500 stock options that were fully vested and exercisable.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $118 and $401 for the three and nine months ended September 30, 2014, and $104 and $290 for the three and nine months ended September 30, 2013. As of September 30, 2014, there was $874 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended September 30, 2014 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	70,061	$16.80
Granted	0	0
Vested	0	0

Nonvested at end of period	70,061	$16.80

A summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2014 follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$164,772	$0	$164,772	$0
States and political subdivisions	181,561	0	181,561	0
Residential and multi-family mortgage	271,650	0	271,650	0
Commercial mortgage	0	0	0	0
Corporate notes and bonds	14,712	0	14,712	0
Pooled trust preferred	871	0	0	871
Pooled SBA	64,803	0	64,803	0
Other securities	997	997	0	0

Total Securities Available For Sale	$699,366	$997	$697,498	$871

Trading Securities:
Corporate equity securities	$3,009	$3,009	$0	$0
Mutual funds	919	919	0	0
Certificates of deposit	254	254	0	0
Corporate notes and bonds	204	0	204	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,440	$4,182	$258	$0

Liabilities:
Interest rate swaps	$(936)	$0	$(936)	$0

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$181,625	$0	$181,625	$0
States and political subdivisions	177,943	0	177,943	0
Residential and multi-family mortgage	242,607	0	242,607	0
Commercial mortgage	374	0	374	0
Corporate notes and bonds	14,075	0	14,075	0
Pooled trust preferred	661	0	0	661
Pooled SBA	67,721	0	67,721	0
Other securities	985	985	0	0

Total Securities Available For Sale	$685,991	$985	$684,345	$661

Trading Securities:
Corporate equity securities	$2,705	$2,705	$0	$0
Mutual funds	965	965	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	152	0	152	0
U.S. Government sponsored entities	52	0	52	0

Total Trading Securities	$4,127	$3,923	$204	$0

Liabilities:
Interest rate swaps	$(1,116)	$0	$(1,116)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2014:

Pooled trust preferred
Balance, July 1, 2014	$798
Total gains or (losses):
Included in other comprehensive income (unrealized)	73

Balance, September 30, 2014	$871

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Pooled Trust Preferred
Balance, January 1, 2014	$661
Total gains or (losses):
Included in other comprehensive income (unrealized)	210

Balance, September 30, 2014	$871

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013:

Pooled trust preferred
Balance, July 1, 2013	$630
Total gains or (losses):
Included in other comprehensive income	146

Balance, September 30, 2013	$776

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income	(29)	176
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, September 30, 2013	$0	$776

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$871	Discounted cash flow	Collateral default rate	1.5% in 2014; 1.0% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	12% 2.0% constant prepayment rate in 2014 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$661	Discounted cash flow	Collateral default rate	2% in 2014; 1.5% in 2015; 1.0% in 2016; 0.5% in 2017 and thereafter
			Yield Prepayment speed	15% 2.0% constant prepayment rate in 2014 and thereafter

At September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,148	0	0	$3,148
Commercial, industrial, and agricultural	3,058	0	0	3,058

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,000	0	0	$3,000
Commercial, industrial, and agricultural	3,706	0	0	3,706

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $7,706 with a valuation allowance of $1,500 as of September 30, 2014, resulting in an additional provision for loan losses of ($69) and $51 for the corresponding three and nine month period ended September 30, 2014. Impaired loans had a recorded investment of $8,161 with a valuation allowance of $1,455 as of December 31, 2013, and an additional provision for loan losses of $704 and $3,233 was recorded for the three and nine months ended September 30, 2013.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$3,148	Sales comparison approach	Adjustment for differences between the comparable sales	11% - 97% (28%)

Impaired loans – commercial, industrial, and agricultural	$3,058	Sales comparison approach	Adjustment for differences between the comparable sales	8% - 9% (9%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$3,000	Sales comparison approach	Adjustment for differences between the comparable sales	17% - 61% (22%)

Impaired loans – commercial, industrial, and agricultural	$3,274	Sales comparison approach	Adjustment for differences between the comparable sales	9%

Impaired loans – commercial, industrial, and agricultural	$432	Income approach	Adjustment for differences in net operating income	2%

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2014:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,397	$29,397	$0	$0	$29,397
Interest bearing time deposits with other banks	225	0	224	0	224
Securities available for sale	699,366	997	697,498	871	699,366
Trading securities	4,440	4,182	258	0	4,440
Loans held for sale	1,290	0	1,290	0	1,290
Net loans	1,308,532	0	0	1,305,396	1,305,396
FHLB and other equity interests	8,491	n/a	n/a	n/a	n/a
Accrued interest receivable	7,842	6	4,072	3,764	7,842

LIABILITIES
Deposits	$(1,866,864)	$(1,681,430)	$(184,459)	$0	$(1,865,889)
FHLB and other borrowings	(83,877)	0	(83,846)	0	(83,846)
Subordinated debentures	(20,620)	0	(11,227)	0	(11,227)
Interest rate swaps	(936)	0	(936)	0	(936)
Accrued interest payable	(799)	(341)	(443)	(15)	(799)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2013:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,633	$29,633	$0	$0	$29,633
Interest bearing time deposits with other banks	275	0	274	0	274
Securities available for sale	685,991	985	684,345	661	685,991
Trading securities	4,127	3,923	204	0	4,127
Loans held for sale	487	0	507	0	507
Net loans	1,279,129	0	0	1,276,622	1,276,622
FHLB and other equity interests	7,533	n/a	n/a	n/a	n/a
Accrued interest receivable	8,032	368	3,302	4,362	8,032

LIABILITIES
Deposits	$(1,835,314)	$(1,569,552)	$(265,237)	$0	$(1,834,789)
FHLB and other borrowings	(87,950)	0	(87,833)	0	(87,833)
Subordinated debentures	(20,620)	0	(11,178)	0	(11,178)
Interest rate swaps	(1,116)	0	(1,116)	0	(1,116)
Accrued interest payable	(868)	(200)	(653)	(15)	(868)

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

4.	SECURITIES

Securities available for sale at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$165,427	$2,409	$(3,064)	$164,772	$185,205	$2,894	$(6,474)	$181,625
State & political subdivisions	175,279	6,664	(382)	181,561	176,490	3,770	(2,317)	177,943
Residential & multi-family mortgage	274,168	2,284	(4,802)	271,650	248,017	2,410	(7,820)	242,607
Commercial mortgage	0	0	0	0	385	0	(11)	374
Corporate notes & bonds	15,751	123	(1,162)	14,712	15,744	65	(1,734)	14,075
Pooled trust preferred	800	71	0	871	800	0	(139)	661
Pooled SBA	65,524	1,007	(1,728)	64,803	70,077	688	(3,044)	67,721
Other securities	1,020	0	(23)	997	1,020	0	(35)	985

Total	$697,969	$12,558	$(11,161)	$699,366	$697,738	$9,827	$(21,574)	$685,991

At September 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Corporate equity securities	$3,009	$2,705
Mutual funds	919	965
Certificates of deposit	254	253
Corporate notes and bonds	204	152
U.S. Government sponsored entities	54	52

Total	$4,440	$4,127

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$11,771	$(86)	$96,192	$(2,978)	$107,963	$(3,064)
State & political subdivisions	4,360	(8)	19,659	(374)	24,019	(382)
Residential & multi-family mortgage	83,613	(1,331)	98,066	(3,471)	181,679	(4,802)
Corporate notes & bonds	0	0	8,240	(1,162)	8,240	(1,162)
Pooled SBA	0	0	35,588	(1,728)	35,588	(1,728)
Other securities	0	0	997	(23)	997	(23)

	$99,744	$(1,425)	$258,742	$(9,736)	$358,486	$(11,161)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013

U.S. Gov’t sponsored entities	$95,677	$(5,394)	$17,964	$(1,080)	$113,641	$(6,474)
State & political subdivisions	57,526	(2,192)	5,324	(125)	62,850	(2,317)
Residential and multi-family mortgage	150,229	(6,806)	16,608	(1,014)	166,837	(7,820)
Commercial mortgage	374	(11)	0	0	374	(11)
Corporate notes & bonds	0	0	9,662	(1,734)	9,662	(1,734)
Pooled trust preferred	0	0	661	(139)	661	(139)
Pooled SBA	36,842	(2,296)	8,277	(748)	45,119	(3,044)
Other securities	985	(35)	0	0	985	(35)

	$341,633	$(16,734)	$58,496	$(4,840)	$400,129	$(21,574)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2014, the Corporation held one structured pooled trust preferred security with an adjusted amortized cost of $800 and a fair value of $871. The Corporation evaluated this security for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers, and discounting those cash flows at the appropriate accounting yield. For the three and nine months ended September 30, 2014, and September 30, 2013, no other-than-temporary impairment was required to be realized in earnings. At September 30, 2014 and December 31, 2013, the Corporation held four structured pooled trust preferred securities with an adjusted amortized cost and fair value of zero.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2014 and 2013 is as follows:

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

As of September 30, 2014 and December 31, 2013, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to the sale of available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2014	$9,698	$41	$0
Nine months ended September 30, 2014	38,826	328	(83)
Three months ended September 30, 2013	0	0	0
Nine months ended September 30, 2013	33,672	822	(494)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2014:

	Amortized Cost	Fair Value
1 year or less	$25,007	$24,642
1 year – 5 years	157,048	159,881
5 years – 10 years	137,169	139,246
After 10 years	38,033	38,147

	357,257	361,916
Residential and multi-family mortgage	274,168	271,650
Pooled SBA	65,524	64,803

Total debt securities	$696,949	$698,369

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2014 and December 31, 2013, securities carried at $330,550 and $353,102, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Commercial, industrial, and agricultural	$424,059	$427,715
Commercial mortgages	338,445	343,465
Residential real estate	494,799	459,114
Consumer	67,753	63,491
Credit cards	5,079	5,065
Overdrafts	445	409
Less: unearned discount	(4,205)	(3,896)
allowance for loan losses	(17,843)	(16,234)

Loans, net	$1,308,532	$1,279,129

At September 30, 2014 and December 31, 2013, net unamortized loan costs of $657 and $911, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 32% of the Corporation’s total loan portfolio at September 30, 2014 and 33% as of December 31, 2013. Commercial mortgage loans comprised 26% of the Corporation’s total loan portfolio at September 30, 2014 and 27% as of December 31, 2013. Management assigns a risk rating to all commercial loans. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 38% and 36% of the Corporation’s total loan portfolio at September 30, 2014 and December 31, 2013, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. Loans held for sale as of September 30, 2014 totaled $1.3 million. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both September 30, 2014 and December 31, 2013. Terms and collateral requirements vary depending on the size and nature of the loan.

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

During the first quarter of 2014, management reviewed its loan portfolio segments resulting in the reclassification of approximately $66 million into Commercial, Industrial and Agricultural. $54 million was reclassified out of Commercial Mortgages and $12 million was reclassified out of Residential Real Estate. During the second quarter of 2014, management further identified a reclassification of approximately $70 million into the Commercial, Industrial and Agricultural segment from the Commercial Mortgage segment. Accordingly, the December 31, 2013 loan portfolio segment balances were reclassified to conform to the September 30, 2014 presentation. The effect of this reclassification was not considered material to the overall allowance for loan losses, did not change the total loan balances, and is not considered material to the consolidated financial statements taken as a whole.

Transactions in the allowance for loan losses for the three months ended September 30, 2014 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2014	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415
Charge-offs	(60)	(92)	(17)	(415)	(16)	(75)	(675)
Recoveries	0	0	18	25	4	18	65
Provision for loan losses	690	(291)	93	467	3	76	1,038

Allowance for loan losses, September 30, 2014	$8,726	$4,198	$2,561	$2,073	$79	$206	$17,843

Transactions in the allowance for loan losses for the nine months ended September 30, 2014 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(379)	(142)	(215)	(1,183)	(39)	(197)	(2,155)
Recoveries	1	10	37	78	7	73	206
Provision for loan losses	892	794	289	1,415	45	123	3,558

Allowance for loan losses, September 30, 2014	$8,726	$4,198	$2,561	$2,073	$79	$206	$17,843

Transactions in the allowance for loan losses for the three months ended September 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2013	$5,338	$5,896	$2,508	$1,555	$55	$148	$15,500
Charge-offs	(169)	(4)	(57)	(269)	(19)	(72)	(590)
Recoveries	0	1,424	1	21	3	16	1,465
Provision (benefit) for loan losses	384	(275)	189	454	18	76	846

Allowance for loan losses, September 30, 2013	$5,553	$7,041	$2,641	$1,761	$57	$168	$17,221

Transactions in the allowance for loan losses for the nine months ended September 30, 2013 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(253)	(1,534)	(398)	(946)	(48)	(163)	(3,342)
Recoveries	7	1,427	5	95	13	65	1,612
Provision (benefit) for loan losses	859	2,451	568	913	9	91	4,891

Allowance for loan losses, September 30, 2013	$5,553	$7,041	$2,641	$1,761	$57	$168	$17,221

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2014 and December 31, 2013. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

September 30, 2014

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$339	$296	$201	$0	$0	$0	$836
Collectively evaluated for impairment	8,276	2,288	2,360	2,073	79	206	15,282
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	111	1,614	0	0	0	0	1,725

Total ending allowance balance	$8,726	$4,198	$2,561	$2,073	$79	$206	$17,843

Loans:
Individually evaluated for impairment	$4,173	$1,084	$551	$0	$0	$0	$5,808
Collectively evaluated for impairment	418,225	325,143	494,248	67,753	5,079	445	1,310,893
Acquired with deteriorated credit quality	0	2,217	0	0	0	0	2,217
Modified in a troubled debt restructuring	1,661	10,001	0	0	0	0	11,662

Total ending loans balance	$424,059	$338,445	$494,799	$67,753	$5,079	$445	$1,330,580

December 31, 2013

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$372	$55	$0	$0	$0	$0	$427
Collectively evaluated for impairment	7,725	2,141	2,450	1,763	66	207	14,352
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	115	1,340	0	0	0	0	1,455

Total ending allowance balance	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234

Loans:
Individually evaluated for impairment	$4,923	$1,249	$0	$0	$0	$0	$6,172
Collectively evaluated for impairment	421,002	329,645	459,114	63,491	5,065	409	1,278,726
Acquired with deteriorated credit quality	0	2,225	0	0	0	0	2,225
Modified in a troubled debt restructuring	1,790	10,346	0	0	0	0	12,136

Total ending loans balance	$427,715	$343,465	$459,114	$63,491	$5,065	$409	$1,299,259

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

September 30, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$4,051	$4,051	$450
Commercial mortgage	5,800	5,413	1,910
Residential real estate	400	400	201
With no related allowance recorded:
Commercial, industrial, and agricultural	2,680	1,783	0
Commercial mortgage	5,671	5,672	0
Residential real estate	152	151	0

Total	$18,754	$17,470	$2,561

December 31, 2013

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,929	$4,679	$487
Commercial mortgage	5,646	5,443	1,395
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	2,034	0
Commercial mortgage	6,178	6,152	0
Residential real estate	0	0	0

Total	$19,808	$18,308	$1,882

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,023	$62	$62	$4,342	$64	$64
Commercial mortgage	5,511	18	18	5,415	18	18
Residential real estate	400	45	45	200	56	56
With no related allowance recorded:
Commercial, industrial, and agricultural	2,012	32	32	2,071	32	32
Commercial mortgage	6,288	22	22	6,080	22	22
Residential real estate	76	0	0	38	0	0

Total	$18,310	$179	$179	$18,146	$192	$192

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,267	$3	$3	$1,439	$4	$4
Commercial mortgage	8,337	0	0	7,657	3	3
Residential real estate	0	1	1	191	4	4
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	0	0	2,121	0	0
Commercial mortgage	10,602	0	0	10,888	0	0
Residential real estate	69	0	0	138	0	0

Total	$22,330	$4	$4	$22,434	$11	$11

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$1,272	$0	$1,006	$0
Commercial mortgages	5,002	199	7,236	0
Residential real estate	3,048	106	2,389	150
Consumer	1,090	0	942	170
Credit cards	0	45	0	24

Total	$10,412	$350	$11,573	$344

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans.

September 30, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,114	$834	$665	$2,613	$421,446	$424,059
Commercial mortgages	0	1,160	5,201	6,361	332,084	338,445
Residential real estate	2,300	689	3,154	6,143	488,656	494,799
Consumer	202	70	1,090	1,362	66,391	67,753
Credit cards	0	56	45	101	4,978	5,079
Overdrafts	0	0	0	0	445	445

Total	$3,616	$2,809	$10,155	$16,580	$1,314,000	$1,330,580

December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$211	$542	$855	$1,608	$426,107	$427,715
Commercial mortgages	1,258	713	7,236	9,207	334,258	343,465
Residential real estate	4,216	114	2,539	6,869	452,245	459,114
Consumer	334	1,049	1,112	2,495	60,996	63,491
Credit cards	0	29	24	53	5,012	5,065
Overdrafts	0	0	0	0	409	409

Total	$6,019	$2,447	$11,766	$20,232	$1,279,027	$1,299,259

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	5	$1,661	$111	5	$1,790	$115
Commercial mortgages	7	10,001	1,614	7	10,346	1,340
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	12	$11,662	$1,725	12	$12,136	$1,455

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2014. The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2013. There were no loans modified as troubled debt restructurings during the three months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	2	3,615	3,549
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	2	$3,615	$3,549

The troubled debt restructurings described above increased the allowance for loan losses by $562 during the three months and nine months ended September 30, 2013.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 15 years. Modifications involving an extension of the maturity date were for periods ranging from 4 to 18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2014 and December 31, 2013 and no principal balances were forgiven in connection with the loan restructurings.

In the first quarter of 2013, the Corporation recorded a partial chargeoff of $595 for a commercial mortgage loan with a balance of $1,660 that had defaulted under its restructured terms in 2012 and was placed on nonaccrual status. The Corporation recorded an additional provision for loan losses of $127 and $262 on this loan during the three and nine months ended September 30, 2013.

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

As discussed earlier, during the first and second quarters of 2014, management reviewed its loan portfolio segments and reclassified certain loan balances into the Commercial, Industrial and Agricultural segment and out of the Commercial and Residential Mortgage segments. Accordingly, the December 31, 2013 loan portfolio segment balances, along with the special mention, substandard and doubtful categories, were reclassified to conform to the September 30, 2014 presentation. These reclassifications resulted in increasing the Commercial, Industrial and Agriculture special mention category by $3.0 million and the substandard category by $10.6 million. Corresponding reclassification decreases were made to the Commercial Mortgage category. Total special mention and substandard loans were not changed.

September 30, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$386,235	$8,630	$28,874	$320	$424,059
Commercial mortgages	311,135	147	26,722	441	338,445

Total	$697,370	$8,777	$55,596	$761	$762,504

December 31, 2013

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$388,868	$8,510	$29,956	$381	$427,715
Commercial mortgages	295,060	13,622	34,298	485	343,465

Total	$683,928	$22,132	$64,254	$866	$771,180

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$491,645	$66,663	$5,034	$456,575	$62,379	$5,041
Non-performing	3,154	1,090	45	2,539	1,112	24

Total	$494,799	$67,753	$5,079	$459,114	$63,491	$5,065

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”), a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio, are considered to be subprime loans. Holiday’s loan portfolio is summarized as follows at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Consumer	$26,976	$24,891
Residential real estate	1,332	1,552
Less: unearned discount	(4,205)	(3,896)

Total	$24,103	$22,547

6.	DEPOSITS

Total deposits at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Percentage
	Change	September 30, 2014	December 31, 2013
Checking, non-interest bearing	11.1%	$245,914	$221,293
Checking, interest bearing	0.0%	450,042	450,216
Savings accounts	9.7%	985,473	898,043
Certificates of deposit	-30.2%	185,435	265,762

	1.7%	$1,866,864	$1,835,314

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2013, 37,500 shares issuable pursuant to outstanding stock options were excluded from the diluted earnings per share calculations because the strike prices associated with the options exceeded the market price of the Corporation’s common stock thus making the shares anti-dilutive. There were no anti-dilutive shares outstanding during the three and nine months ended September 30, 2014.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,548	$4,703	$16,331	$11,951
Net earnings allocated to participating securities	(23)	(21)	(70)	(56)

Net earnings allocated to common stock	$5,525	$4,682	$16,261	$11,895

Distributed earnings allocated to common stock	$2,359	$2,054	$7,109	$6,161
Undistributed earnings allocated to common stock	3,166	2,628	9,152	5,734

Net earnings allocated to common stock	$5,525	$4,682	$16,261	$11,895

Weighted average common shares outstanding, including shares considered participating securities	14,368	12,513	14,421	12,505
Less: Average participating securities	(53)	(51)	(55)	(52)

Weighted average shares	14,315	12,462	14,366	12,453

Basic earnings per common share	$0.39	$0.38	$1.13	$0.96

Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,525	$4,682	$16,261	$11,895

Weighted average common shares outstanding for basic earnings per common share	14,315	12,462	14,366	12,453
Add: Dilutive effects of assumed exercises of stock options	1	2	1	1

Weighted average shares and dilutive potential common shares	14,316	12,464	14,367	12,454

Diluted earnings per common share	$0.39	$0.38	$1.13	$0.96

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At September 30, 2014, the variable rate on the subordinated debt was 1.78% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

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

As of September 30, 2014 and December 31, 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

		Fair value as of
	Balance Sheet	September 30,	December 31,
	Location	2014	2013
Interest rate contracts	Accrued interest and other liabilities	($936)	($1,116)

For the Three Months
Ended September 30, 2014	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$99	Interest expense – subordinated debentures	($96)	Other income	$0
For the Nine Months
Ended September 30, 2014	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($117)	Interest expense – subordinated debentures	($287)	Other income	$0
For the Three Months
Ended September 30, 2013	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$8	Interest expense – subordinated debentures	($102)	Other income	$0
For the Nine Months
Ended September 30, 2013	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$327	Interest expense – subordinated debentures	($304)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $379. As of September 30, 2014 and December 31, 2013, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s financial statements.

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

GENERAL OVERVIEW

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. During the past several years, in order to address the historic lows on interest rates that are primarily tied to short-term rates, such as the Prime Rate, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. In addition, the Corporation decreased interest rates on certain deposit products during 2013 and the first nine months of 2014 but maintained deposit growth as a result of successful marketing and business development strategies.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $29.4 million at September 30, 2014 compared to $29.6 million at December 31, 2013. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities have combined to increase $13.7 million or 2.0% since December 31, 2013. See the notes to the consolidated financial statements for additional detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $31.0 million, or 2.4%, during the first nine months of 2014. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. Loan balances declined slightly in the first quarter, but have since recovered and the Corporation expects loan balances to grow throughout the remainder of 2014.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ended September 30, 2014	Year ended December 31, 2013	Nine months ended September 30, 2013
Balance at beginning of period	$16,234	$14,060	$14,060
Charge-offs:
Commercial, industrial, and agricultural	(379)	(958)	(253)
Commercial mortgages	(142)	(1,931)	(1,534)
Residential real estate	(215)	(467)	(398)
Consumer	(1,183)	(1,919)	(946)
Credit cards	(39)	(97)	(48)
Overdrafts	(197)	(258)	(163)

	(2,155)	(5,630)	(3,342)

Recoveries:
Commercial, industrial, and agricultural	1	7	7
Commercial mortgages	10	1,430	1,427
Residential real estate	37	5	5
Consumer	78	114	95
Credit cards	7	16	13
Overdraft deposit accounts	73	94	65

	206	1,666	1,612

Net charge-offs	(1,949)	(3,964)	(1,730)

Provision for loan losses	3,558	6,138	4,891

Balance at end of period	$17,843	$16,234	$17,221

Loans, net of unearned	$1,326,375	$1,295,363	$1,028,971
Allowance to net loans	1.35%	1.25%	1.67%
Net charge-offs to average loans (annualized)	0.19%	0.38%	0.24%
Nonperforming assets	$11,863	$12,903	$14,487
Nonperforming % of total assets	0.55%	0.61%	0.79%

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

During the nine months ended September 30, 2014, CNB recorded a provision for loan losses of $3.6 million, as compared to a provision for loan losses of $4.9 million for the nine months ended September 30, 2013. This decrease is consistent with a decrease in net loan charge-offs, which were $1.7 million for the nine months ended September 30, 2014, compared to $1.9 million for the nine months ended September 30, 2013. Also contributing to the lower provision for loan losses were decreases in total non-performing assets, troubled debt restructurings and criticized and classified loans from September 30, 2013 to September 30, 2014. Partially offsetting the decrease in the total provision for loan losses were increases related to certain specific loans. The Corporation increased its reserve for two impaired commercial and industrial loans in the first quarter of 2014, resulting in an increase in the provision for loan losses of $421 thousand during the quarter. During the second quarter of 2014, the Corporation increased its reserve for one impaired commercial mortgage loan having a carrying value of $695 thousand that was previously modified in a troubled debt restructuring, resulting in an increase in the provision for loan losses of $484 thousand. In addition, a commercial mortgage loan with a carrying value of $1.9 million became impaired during the second quarter, resulting in an increase in the provision for loan losses of $307 thousand. The Corporation has also increased its allowance for consumer loans during the first nine months of 2014 due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2014.

PREMISES AND EQUIPMENT

In the second quarter of 2014, the Corporation entered into a contractual commitment to remodel its main office facility in Clearfield, Pennsylvania at an approximate cost of $2.7 million. Construction has commenced with approximately $535 thousand in construction-related expenditures incurred as of September 30, 2014. The project is expected to be completed by the end of the first quarter of 2015.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $31.6 million from $1.835 billion at December 31, 2013 to $1.867 billion at September 30, 2014.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2014. Total shareholders’ equity was $181.6 million at September 30, 2014 and $164.9 million at December 31, 2013. In the first nine months of 2014, the Corporation earned $16.3 million and declared dividends of $7.1 million, a dividend payout ratio of 43.8% of net income. The Corporation has also complied with the standards of capital adequacy mandated by the banking regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and certain other off-balance sheet assets.

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Total risk-based capital ratio	14.24%	13.72%
Tier 1 capital ratio	12.99%	12.51%
Leverage ratio	8.22%	7.96%
Tangible common equity/tangible assets (1)	7.04%	6.34%
Book value per share	$12.64	$11.43
Tangible book value per share (1)	$10.49	$9.23

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	September 30, 2014	December 31, 2013
Shareholders’ equity	$181,617	$164,911
Less goodwill	27,194	27,194
Less core deposit intangible	3,677	4,583

Tangible common equity	$150,746	$133,134

Total assets	$2,172,974	$2,131,289
Less goodwill	27,194	27,194
Less core deposit intangible	3,677	4,583

Tangible assets	$2,142,103	$2,099,512

Ending shares outstanding	14,473,482	14,427,780
Tangible book value per share	$10.49	$9.23
Tangible common equity/tangible assets	7.04%	6.34%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2014 (in thousands):

Commitments to extend credit	$337,954
Standby letters of credit	14,359

$352,313

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.5 million in the third quarter of 2014 and $4.7 million in the third quarter of 2013. The earnings per diluted share were $0.39 in the third quarter of 2014 and $0.38 in the third quarter of 2013. The return on assets and return on equity for the third quarter of 2014 are 1.02% and 12.10% compared to 1.03% and 14.45% for the third quarter of 2013. As described below, non-interest expenses for the three months ended September 30, 2013 include $398 thousand associated with merger related expenses.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.76% for the three months ended September 30, 2014, compared to 3.38% for the three months ended September 30, 2013. Net accretion included in loan interest income in the third quarter of 2014 related to loans acquired in the fourth quarter of 2013 was $500 thousand, resulting in an increase in the net interest margin of 9 basis points. Changes in earning assets, interest-bearing liabilities, and resulting interest income and expense from the third quarter of 2013 to the third quarter of 2014 are primarily a result of the acquisition of FC Banc Corp. in the fourth quarter of 2013.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.0 million in the third quarter of 2014 compared to $846 thousand in the third quarter of 2013. Net charge-offs for the third quarter of 2014 were $610 thousand, compared to net recoveries of $875 thousand in the third quarter of 2013. In the third quarter of 2013, the Corporation recorded a significant loss recovery for a commercial mortgage loan. The Corporation increased its loss reserves for consumer loans in the third quarter of 2014 due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2014.

NON-INTEREST INCOME

Non-interest income was $3.5 million for the three months ended September 30, 2014, compared to $3.2 million for the three months ended September 30, 2013. Wealth and asset management fees increased from $615 thousand during the three months ended September 30, 2013 to $710 thousand during the three months ended September 30, 2014 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $2.8 million, or 27.1%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Non-interest expenses for the three months ended September 30, 2014 include amortization of a core deposit intangible asset of $302 thousand associated with CNB’s acquisition of FC Banc Corp. in the fourth quarter of 2013. Non-interest expenses for the three months ended September 30, 2013 include merger-related expenses of $398 thousand.

Salaries and benefits expenses increased $1.3 million, or 24.1%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due to an increase in average full-time equivalent employees resulting primarily from the acquisition of FC Banc Corp., routine merit increases, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. Net occupancy expenses increased $461 thousand, or 37.4% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as a result of anticipated increases in repair, maintenance, and utility expenses, increases in depreciation expense for recently completed projects and asset purchases, and the addition of eight branch locations from the acquisition of FC Banc Corp. Data processing, advertising, and other non-interest expenses have increased as a result of the acquisition of FC Banc Corp.

INCOME TAX EXPENSE

Income tax expense was $2.2 million in the third quarter of 2014 and $2.0 million in the third quarter of 2013, resulting in effective tax rates of 28.4% and 29.9% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

AVERAGE BALANCES AND NET INTEREST MARGIN

The table on the following page presents the average balances and net interest margin for the nine months ended September 30, 2014 and 2013. This information should be reviewed in conjunction with management’s discussion and analysis for the results of operations for the nine months ended September 30, 2014 and 2013 that follows the table.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2014			September 30, 2013
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$564,947	2.36%	$10,030	$614,950	2.19%	$10,166
Tax-Exempt (1,2)	130,512	4.39%	4,170	130,672	4.54%	4,331
Equity Securities (1,2)	11,410	4.42%	378	3,554	6.79%	181

Total securities	706,869	2.75%	14,578	749,176	2.61%	14,678

Loans:
Commercial (2)	426,328	4.79%	15,324	306,810	4.77%	10,979
Mortgage (2)	818,353	4.97%	30,478	609,602	4.76%	21,778
Consumer	61,676	12.92%	5,976	56,333	12.77%	5,394

Total loans (3)	1,306,357	5.28%	51,778	972,745	5.23%	38,151

Total earning assets	2,013,226	4.39%	$66,356	1,721,921	4.08%	$52,829

Non interest-bearing assets:
Cash and due from banks	30,647			25,898
Premises and equipment	32,698			24,847
Other assets	91,426			57,246
Allowance for loan losses	(17,128)			(15,055)

Total non interest-bearing assets	137,643			92,936

TOTAL ASSETS	$2,150,869			$1,814,857

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$451,494	0.36%	$1,215	$366,768	0.39%	$1,061
Savings	950,923	0.47%	3,382	793,949	0.48%	2,851
Time	211,988	1.03%	1,633	201,890	1.29%	1,950

Total interest-bearing deposits	1,614,405	0.51%	6,230	1,362,607	0.57%	5,862
Short-term borrowings	15,777	0.10%	12	24,430	0.19%	34
Long-term borrowings	75,646	4.27%	2,424	75,018	4.48%	2,523
Subordinated debentures	20,620	3.61%	558	20,620	3.77%	583

Total interest-bearing liabilities	1,726,448	0.71%	$9,224	1,482,675	0.81%	$9,002

Demand - non interest-bearing	225,142			175,081
Other liabilities	21,079			17,526

Total liabilities	1,972,669			1,675,282
Shareholders’ equity	178,200			139,575

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,150,869			$1,814,857

Interest income/Earning assets		4.39%	$66,356		4.08%	$52,829
Interest expense/Interest-bearing liabilities		0.71%	9,224		0.81%	9,002

Net interest spread		3.68%	$57,132		3.27%	$43,827

Interest income/Earning assets		4.39%	66,356		4.08%	52,829
Interest expense/Earning assets		0.61%	9,224		0.70%	9,002

Net interest margin		3.78%	$57,132		3.38%	$43,827

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Nine Months Ended September 30, 2014 and 2013

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $16.3 million for the nine months ended September 30, 2014, compared to $12.0 million for the same period of 2013. The earnings per diluted share were $1.13 for the nine months ended September 30, 2014 and $0.96 for the nine months ended September 30, 2013. The return on average assets and return on average equity for the nine months ended September 30, 2014 are 1.01% and 12.22%, respectively, compared to 0.88% and 11.42%, respectively, for the same period of 2013. As described below, non-interest expenses for the nine months ended September 30, 2013 include $1.3 million associated with merger related expenses.

INTEREST INCOME AND EXPENSE

During the nine months ended September 30, 2014, net interest income increased $13.2 million, or 31.6%, compared to the nine months ended September 30, 2013. The Corporation’s net interest margin on a fully tax equivalent basis was 3.78% for the nine months ended September 30, 2014, compared to 3.38% for the nine months ended September 30, 2013. Net accretion included in loan interest income in the nine months ended September 30, 2014 related to loans acquired in the fourth quarter of 2013 was $1.7 million, resulting in an increase in the net interest margin of 11 basis points.

Total interest and dividend income was $64.4 million for the nine months ended September 30, 2014, an increase of $13.4 million, or 26.4%, as compared to the nine months ended September 30, 2013. The Corporation’s total earning assets have grown and the asset mix has also shifted to a higher percentage of loans and less investments, which has resulted in higher levels of interest income. During the nine months ended September 30, 2014, total interest expense increased by $222 thousand, or 2.5%, compared to the nine months ended September 30, 2013, due primarily to an increase in interest paid on deposits. Average interest-bearing deposits have grown to $1.6 billion as of September 30, 2014, compared to $1.4 billion as of September 30, 2013.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $3.6 million during the nine months ended September 30, 2014 compared to $4.9 million during the nine months ended September 30, 2013. Net charge-offs for the nine months ended September 30, 2014 were $1.9 million, compared to net charge-offs of $1.7 million during the nine months ended September 30, 2013. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, in the first nine months of 2014, the Corporation increased its reserves on certain impaired commercial and industrial and commercial mortgage loans. The Corporation also increased its loss reserves for consumer loans due to trends in delinquencies and charge-offs for this portfolio segment.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2014.

NON-INTEREST INCOME

Total non-interest income was $10.2 million for the nine months ended September 30, 2014, compared to $10.1 million for the nine months ended September 30, 2013. Non-interest income as a percentage of average assets declined from 0.74% during the first nine months of 2013 to 0.63% during the first nine months of 2014, primarily due to a decrease in realized gains on available for sale securities of $83 thousand, a decrease in net gains on trading securities of $482 thousand, a decrease in mortgage banking income of $131 thousand, and a decrease in bank owned life insurance income of $741 thousand. During the quarter ended June 30, 2013, CNB recorded bank owned life insurance income of $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the recognition of a death benefit.

Wealth and asset management fees increased from $1.7 million during the nine months ended September 30, 2013 to $2.1 million during the nine months ended September 30, 2014 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division.

NON-INTEREST EXPENSES

Total non-interest expenses increased $8.2 million, or 26.6%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Non-interest expenses for the nine months ended September 30, 2014 include amortization of a core deposit intangible asset of $906 thousand associated with CNB’s acquisition of FC Banc Corp. in the fourth quarter of 2013. Non-interest expenses for the nine months ended September 30, 2013 include merger-related expenses of $1.3 million.

Salaries and benefits expenses increased $4.0 million, or 25.4% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to an increase in average full-time equivalent employees resulting primarily from the acquisition of FC Banc Corp., routine merit increases, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. Net occupancy expenses increased $1.4 million, or 36.1%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as a result of anticipated increases in repair, maintenance, and utility expenses, increases in depreciation expense for recently completed projects and asset purchases, and the addition of eight branch locations from the acquisition of FC Banc Corp. Data processing, advertising, and other non-interest expenses have increased as a result of the acquisition of FC Banc Corp.

INCOME TAX EXPENSE

Income tax expense was $6.5 million for the nine months ended September 30, 2014 as compared to $4.4 million for the nine months ended September 30, 2013, resulting in effective tax rates of 28.4% and 26.7% for the periods, respectively. The effective rate was lower in the first nine months of 2013 due mostly to a non-taxable death benefit received on bank owned life insurance policies. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2014, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

September 30, 2014
Change in Basis Points	% Change in Net Interest Income
400	-0.89%
300	+0.48%
100	+1.02%
(100)	-3.53%

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

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 30, 2014	5,358	$17.35	5,358	68,386
August 1 – 31, 2014	—	—	—	68,386
September 1 – 30, 2014	—	—	—	68,386

(1)	The Corporation’s stock repurchase program, which was announced on December 12, 2006, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of September 30, 2014, there were 68,386 shares remaining in the program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2014	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 6, 2014	/s/ Brian W. Wingard
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