Form 10-K
period 2014-12-31
CNB FINANCIAL CORP/PA
filed 2015-03-06
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014:

$225,379,056

The number of shares outstanding of the registrant’s common stock as of March 2, 2015:

14,452,216 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 21, 2015 are incorporated by reference into Part III.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank, referred to herein as the Bank, and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank.

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

CNB Bank

CNB Bank (the “Bank”) was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. ERIEBANK, a division of CNB Bank, began operations in 2005. In October 2013, the Corporation completed its previously announced acquisition of FC Banc Corp. and its subsidiary, Farmers Citizens Bank. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation is continuing to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight. An additional FCBank full service branch location was opened in 2014 in Dublin, Ohio.

The Bank has 37 full service branch offices and two loan production offices located in various communities in its market area. CNB Bank’s primary market area includes the Pennsylvania counties of Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly owned subsidiary, Holiday Financial Services Corporation. Holiday currently has thirteen offices within the Corporation’s footprint. Management believes that it has made the necessary investments in experienced personnel and technology which has helped facilitate the growth of Holiday into a successful and profitable subsidiary.

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

Supervision and Regulation

The Corporation is a bank holding company and a financial holding company and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Pennsylvania Department of Banking, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”). The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau of Consumer Financial Protection (“CFPB”) is authorized to write rules on consumer financial products which could affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Bank Holding Company Regulation

As a bank holding company that controls a Pennsylvania state-chartered bank, the Corporation is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. We are required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act, and applicable regulations. For instance, the BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of any class of voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking.

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

In May 2013, the Securities and Exchange Commission and the Commodity Futures Trading Commission (together, the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Act. These provisions amend Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances.

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

•	require a minimum leverage ratio of 4%;

•	require a total capital ratio of 8%;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•

require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with Dodd-Frank and establish due diligence requirements for securitization exposures.

Under the interim and final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Corporation, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The Corporation adopted Basel III on January 1, 2015 and continues to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

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

Legislation

The Dodd-Frank Act, enacted into law on July 21, 2010, includes numerous provisions designed to strengthen the financial industry, enhance consumer financial protection, expand disclosures and provide for transparency, and significantly changed the bank regulatory structure and affected and will continue to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act also created the CFPB, which is authorized to write rules on a number of consumer financial products, and the Financial Stability Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations.

It is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and the implementing rules and regulations, many which have yet to be written, will have on the Corporation, including regulations promulgated by the CFPB. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation is applying resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

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

The payment of dividends by the Bank and the Corporation may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

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

At December 31, 2014, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

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

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act has permanently increased the standard maximum deposit insurance amount to $250,000 per depositor per insured depository institution, retroactive to January 1, 2008.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, sex or other prohibited factors in extending credit;

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

Other Legislative Initiatives

Proposals may be introduced in the United States Congress, in the Pennsylvania Legislature, and/or by various bank regulatory authorities that could alter the powers of, and restrictions on, different types of banking organizations and which could restructure part or all of the existing regulatory framework for banks, bank and financial holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether any such proposals will be enacted into law or, even if enacted, the effect which they may have on our business and earnings.

Employees

As of December 31, 2014, the Corporation had a total of 426 employees of which 374 were full time and 52 were part time.

Executive Officers

The Corporation’s executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	51

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Richard L. Greslick, Jr.	38

Senior Executive Vice President/Chief Operating Officer, CNB Bank since December 2012 and Secretary, CNB Financial Corporation, since July 2010; previously, Senior Vice President/Administration since July 2010; Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Mark D. Breakey	56	Senior Executive Vice President and Chief Credit Officer, CNB Bank.

Joseph E. Dell, Jr.	58

Executive Vice President and Chief Commercial Banking Officer, CNB Bank since December 31, 2013; previously, Senior Vice President and Senior Commercial Lending Officer since February 2013; previously, Chief Lending Officer and Commercial Line of Business Manager for First Security Group, Inc. and FSG Bank, N.A. from 2011 to February 2013; and previously served in various executive level positions with First Commonwealth Bank, including Chief Lending Officer and Commercial Line of Business Leader since 2008.

Vincent C. Turiano	64

Executive Vice President/Operations, CNB Bank, since November 25, 2009; previously Financial Consultant for RBC Wealth Management (formerly Ferris, Baker Watts, Inc.) since 2006; and previously Executive Vice President of Omega Bank and Omega Financial Corporation.

Brian W. Wingard	40

Treasurer, Principal Financial Officer and Principal Accounting Officer, CNB Financial Corporation, since March 2012; Executive Vice President/Chief Financial Officer, CNB Bank, since March 2012; previously Controller, CNB Bank and CNB Financial Corporation, since 2007; and previously a Certified Public Accountant in public practice.

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$565,859	2.34%	$13,257	$607,224	2.25%	$13,456	$605,974	2.51%	$14,688
Tax-Exempt (1, 2)	131,551	4.38%	5,590	129,858	4.52%	5,743	115,634	4.89%	5,344
Equity Securities (1, 2)	10,925	4.96%	542	3,262	8.49%	277	2,843	4.08%	116

Total Securities	708,335	2.75%	19,389	740,344	2.67%	19,476	724,451	2.89%	20,148

Loans
Commercial (2)	420,737	5.39%	22,679	311,914	4.86%	15,151	296,465	4.96%	14,718
Mortgage (2)	827,520	4.87%	40,274	675,408	4.77%	32,215	546,374	5.29%	28,919
Consumer	68,488	10.52%	7,207	65,107	10.93%	7,119	50,069	13.27%	6,642

Total Loans (3)	1,316,745	5.33%	70,160	1,052,429	5.18%	54,485	892,908	5.63%	50,279

Total earning assets	2,025,080	4.43%	$89,549	1,792,773	4.15%	$73,961	1,617,359	4.42%	$70,427

Non Interest Earning Assets
Cash & Due From Banks	28,701			26,710			30,275
Premises & Equipment	33,177			26,475			24,114
Other Assets	91,452			64,399			55,851
Allowance for Loan Losses	(17,334)			(15,496)			(13,424)

Total Non Interest Earning Assets	135,996			102,088			96,816

Total Assets	$2,161,076			$1,894,861			$1,714,175

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$451,873	0.36%	$1,616	$388,237	0.38%	$1,468	$313,673	0.50%	$1,559
Savings	958,574	0.48%	4,587	819,774	0.47%	3,885	738,023	0.76%	5,595
Time	203,885	1.03%	2,097	219,791	1.20%	2,642	229,694	1.62%	3,721

Total interest-bearing deposits	1,614,332	0.51%	8,300	1,427,802	0.56%	7,995	1,281,390	0.85%	10,875
Short-term borrowings	20,316	0.20%	41	21,602	0.27%	58	9,402	0.15%	14
Long-term borrowings	75,668	4.23%	3,200	75,018	4.52%	3,389	74,370	4.34%	3,231
Subordinated Debentures	20,620	3.62%	746	20,620	3.73%	770	20,620	3.88%	800

Total interest-bearing liabilities	1,730,936	0.71%	$12,287	1,545,042	0.79%	$12,212	1,385,782	1.08%	$14,920

Demand – non-interest-bearing	229,144			186,180			164,368
Other liabilities	20,220			17,076			23,174

Total Liabilities	1,980,300			1,748,298			1,573,324
Shareholders’ Equity	180,776			146,563			140,851

Total Liabilities and Shareholders’ Equity	$2,161,076			$1,894,861			$1,714,175

Interest Income/Earning Assets		4.43%	$89,549		4.15%	$73,961		4.42%	$70,427
Interest Expense/Interest Bearing Liabilities		0.71%	12,287		0.79%	12,212		1.08%	14,920

Net Interest Spread		3.72%	$77,262		3.36%	$61,749		3.34%	$55,507

Interest Income/Earning Assets		4.43%	$89,549		4.15%	$73,961		4.42%	$70,427
Interest Expense/Earning Assets		0.61%	12,287		0.68%	12,212		0.92%	14,920

Net Interest Margin		3.82%	$77,262		3.47%	$61,749		3.49%	$55,507

1.

Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $2,667, $2,544, and $2,298 for the years ended December 31, 2014, 2013, and 2012, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $2,338, $1,732, and $1,636 for the years ended December 31, 2014, 2013, and 2012, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2014 over (under) 2013 Due to Change In (1)			For Twelve Months Ended December 31, 2013 over (under) 2012 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Securities:
Taxable	$(708)	$509	$(199)	$347	$(1,579)	$(1,232)
Tax-Exempt (2)	31	(184)	(153)	879	(480)	399
Equity Securities (2)	651	(386)	265	17	144	161

Total Securities	(26)	(61)	(87)	1,243	(1,915)	(672)
Loans
Commercial (2)	5,298	2,230	7,528	759	(326)	433
Mortgage (2)	7,231	828	8,059	6,828	(3,532)	3,296
Consumer	369	(281)	88	1,998	(1,521)	477

Total Loans	12,898	2,777	15,675	9,586	(5,380)	4,206

Total Earning Assets	$12,872	$2,716	$15,588	$10,828	$(7,294)	$3,534

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – Interest-Bearing	$238	$(90)	$148	$363	$(454)	$(91)
Savings	606	96	702	652	(2,362)	(1,710)
Time	(198)	(347)	(545)	(156)	(923)	(1,079)

Total Interest-Bearing Deposits	646	(341)	305	859	(3,739)	(2,880)
Short-Term Borrowings	(1)	2	1	17	9	26
Long-Term Borrowings	28	(235)	(207)	29	147	176
Subordinated Debentures	-	(24)	(24)	-	(30)	(30)

Total Interest-Bearing Liabilities	$673	$(598)	$75	$905	$(3,613)	$(2,708)

Change in Net Interest Income	$12,199	$3,314	$15,513	$9,923	$(3,681)	$6,242

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities

(Dollars In Thousands)	December 31, 2014				December 31, 2013				December 31, 2012
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$4,018	$18	$ -	$4,036
U.S. Government Sponsored Entities	155,482	2,301	(2,219)	155,564	185,205	2,894	(6,474)	181,625	157,965	5,977	(161)	163,781
State and Political Subdivisions	174,600	6,804	(402)	181,002	176,490	3,770	(2,317)	177,943	170,223	11,113	(57)	181,279
Residential and multi-family mortgage	265,678	2,291	(2,805)	265,164	248,017	2,410	(7,820)	242,607	308,800	8,724	(702)	316,822
Commercial mortgage		-	-	-	385	-	(11)	374	1,275	29	-	1,304
Corporate notes and bonds	20,791	139	(1,500)	19,430	15,744	65	(1,734)	14,075	17,368	26	(2,370)	15,024
Pooled trust preferred	800	105	-	905	800	-	(139)	661	800	-	(200)	600
Pooled SBA	63,139	1,074	(1,560)	62,653	70,077	688	(3,044)	67,721	50,667	2,277	(17)	52,927
Other securities	1,020	-	(18)	1,002	1,020	-	(35)	985	1,521	17	-	1,538

	$681,510	$12,714	$(8,504)	$685,720	$697,738	$9,827	$(21,574)	$685,991	$712,637	$28,181	$(3,507)	$737,311

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2014

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Securities Available for Sale (2)
U.S. Treasury	$-
U.S. Government Sponsored Entities	22,432	1.48%	85,984	1.67%	$47,148	2.17%
State and Political Subdivisions	9,050	4.30%	78,551	3.94%	66,490	4.48%	$26,911	5.18%
Corporate notes and bonds			9,469	2.18%	2,025	1.73%	7,936	1.56%
Pooled trust preferred							905	3.43%
Pooled SBA									$62,653	2.70%
Residential and multi-family mortgage									265,164	2.27%

TOTAL	$31,482	2.29%	$174,004	2.72%	$115,663	3.49%	$35,752	4.33%	$327,817	2.35%

(1)

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

(2)	The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2014	2013	2012	2011	2010
Commercial, industrial and agricultural	$428,458	$427,715	$257,091	$253,324	$257,491
Commercial mortgages	352,752	343,465	261,791	242,511	212,878
Residential real estate	502,317	459,114	347,904	298,628	266,604
Consumer	69,648	63,491	58,668	53,471	51,966
Credit cards	5,233	5,065	4,800	4,412	4,106
Overdrafts	1,188	409	971	423	3,964

Gross loans	1,359,596	1,299,259	931,225	852,769	797,009
Less: unearned income	4,307	3,896	3,401	2,886	2,447

Total loans net of unearned	$1,355,289	$1,295,363	$927,824	$849,883	$794,562

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2014
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$88,038	$75,918	$49,633	$213,589
Loans With Floating Interest Rate	49,271	80,974	84,624	214,869

	$137,309	$156,892	$134,257	$428,458

C. RISK ELEMENTS

	2014	2013	2012	2011	2010
Loans on non-accrual basis	$9,190	$11,573	$14,445	$16,567	$11,926
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	213	344	357	441	889
Performing troubled debt restructurings	14,771	8,006	9,961	7,688	1,714

	$24,174	$19,923	$24,763	$24,696	$14,529

Interest income recorded on the non-accrual loans for the year ended December 31, 2014 was $329. Additional interest income which would have been recorded on non-accrual loans had they been on accrual status was $233 for the year ended December 31, 2014.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2014, there were $9,018 in special mention loans, $39,909 in substandard loans, and $746 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2014	2013	2012	2011	2010

Balance at beginning of Period	$16,234	$14,060	$12,615	$10,820	$9,795
Charge-Offs:
Commercial, industrial and agricultural	618	958	2,871	1,796	543
Commercial mortgages	50	1,931	401	175	2,061
Residential real estate	436	467	304	217	211
Consumer	1,744	1,919	1,279	907	1,223
Credit cards	78	97	78	39	94
Overdrafts	256	258	257	222	239

	3,182	5,630	5,190	3,356	4,371
Recoveries:
Commercial, industrial and agricultural	1	7	45	9	11
Commercial mortgages	210	1,430	-	-	3
Residential real estate	41	5	1	13	2
Consumer	93	114	91	88	100
Credit cards	25	16	18	10	10
Overdrafts	111	94	99	94	112

	481	1,666	254	214	238

Net charge-offs	(2,701)	(3,964)	(4,936)	(3,142)	(4,133)
Provision for loan losses	3,840	6,138	6,381	4,937	5,158

Balance at end of period	$17,373	$16,234	$14,060	$12,615	$10,820

Percentage of net charge-offs during the period to average loans outstanding	0.21%	0.38%	0.55%	0.38%	0.56%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2014		2013		2012		2011		2010
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$7,114	31.51%	$8,212	32.92%	$4,940	27.61%	$4,511	29.71%	$3,517	32.31%
Commercial mortgages	5,310	25.95%	3,536	26.44%	4,697	28.11%	4,470	28.44%	3,511	26.71%
Residential real estate	2,479	36.95%	2,450	35.34%	2,466	37.36%	1,991	35.02%	1,916	33.45%
Consumer	2,205	5.12%	1,763	4.89%	1,699	6.30%	1,404	6.27%	1,561	6.52%
Credit Cards	71	0.38%	66	0.39%	83	0.51%	71	0.51%	96	0.52%
Overdrafts	194	0.09%	207	0.03%	175	0.10%	168	0.05%	219	0.50%

Total	$17,373	100.00%	$16,234	100.00%	$14,060	100.00%	$12,615	100.00%	$10,820	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2014		2013		2012
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non Interest Bearing	$229,144		$186,180		$164,368
Demand – Interest Bearing	451,873	0.36%	388,237	0.38%	313,673	0.50%
Savings Deposits	958,574	0.48%	819,774	0.47%	738,023	0.76%
Time Deposits	203,885	1.03%	219,791	1.20%	229,694	1.62%

TOTAL	$1,843,476		$1,613,982		$1,445,758

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2014 is as follows:
Three months or less	$5,255
Greater than three months and through twelve months	19,916
Greater than one year and through three years	28,012
Greater than three years	17,929

$71,112

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2014	2013	2012
Return on average assets	1.07%	0.88%	1.00%
Return on average equity	12.76%	11.38%	12.17%
Dividend payout ratio	41.26%	51.40%	47.93%
Average equity to average assets ratio	8.37%	7.73%	8.22%

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

The Corporation continues to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on the Corporation and on others in the financial services industry. In particular, the Corporation may face the following risks in connection with the economic or market environment:

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

—	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
—	Competition in banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

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

Interest rate risk can be defined as the sensitivity of net interest income and of the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. The Corporation is subject to interest rate risk to the degree that its interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than its interest earning assets. Changes in interest rates, including those due to federal monetary policy, will affect the levels of income and expense recorded on a large portion of the Bank’s assets and liabilities, and fluctuations in interest rates will impact the market value of all interest sensitive assets. Significant fluctuations in interest rates could have a material adverse impact on the Corporation’s business, financial condition, results of operations, or liquidity.

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2014, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

The Corporation is subject to extensive government regulation and supervision, which may interfere with its ability to conduct its business and may negatively impact its financial results.

The Corporation, primarily through the Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject it to additional costs, limit the types of financial services and products the Corporation may offer, and/or limit the pricing it may charge on certain banking services, among other things. Additionally, the Dodd-Frank Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. The Corporation cannot be certain when final rules affecting it will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to it became effective January 1, 2015. Compliance with these rules will impose additional costs on the Corporation.

Failure to comply with laws, including the Bank Secrecy Act and USA Patriot Act, regulations or policies could result in sanctions by regulatory agencies, restrictions, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations and/or cause the Corporation to lose its financial holding company status. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Part I, Item 1 of this report for further information.

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

Strong competition within the Corporation’s markets and technological change may have a material adverse impact on its profitability.

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

The financial services industry is undergoing rapid technological change and technological advances are likely to intensify competition. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to successfully take advantage of technological changes or advances or develop and market new technology driven products and services to its customers.

Many regional, national and international competitors have far greater assets and capitalization than the Corporation has and greater resources to invest in technology and access to capital markets and can consequently offer a broader array of financial services than it can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, “Competition” herein.

A failure in or breach of the Corporation’s or any of its subsidiaries’ operational or security systems or infrastructure, or those of third party vendors and other service providers, including as a result of cyber attacks, could disrupt the Corporation’s or any of its subsidiaries’ businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs and cause losses.

The Corporation, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Although the Corporation has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Corporation’s and its subsidiaries products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition.

Although to date the Corporation has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. The Corporation’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Corporation’s controls, processes and practices designed to protect its and its subsidiaries systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation. As cyber threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

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

Any acquisitions will be accompanied by the risks commonly encountered in acquisitions including, among other things: our ability to realize anticipated cost savings and avoid unanticipated costs relating to the merger, the difficulty of integrating operations and personnel, the potential disruption of our or the acquired company’s ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management. These risks may prevent the Corporation from fully realizing the anticipated benefits of an acquisition or cause the realization of such benefits to take longer than expected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 37 full-service offices and 2 loan production offices. Of these 37 offices, 24 are owned and 13 are leased from independent owners. Holiday Financial Services Corporation has thirteen full-service offices of which ten are leased from independent owners and three are leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2014, the approximate number of shareholders of record of the Corporation’s common stock was 3,795.

Price Range of Common Stock

	2014		2013
	High	Low	High	Low
First quarter	$19.00	$15.90	$17.35	$16.34
Second quarter	18.78	15.85	17.11	15.50
Third quarter	17.77	15.70	18.47	16.41
Fourth quarter	19.05	15.55	21.04	16.58

Cash Dividends Paid

	2014	2013
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 18 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2014	-	-	-	68,386	(1)
November 1 – 31, 2014	-	-	-	500,000	(1)(2)
December 1 – 31, 2014	-	-	-	500,000	(2)

(1)

The Corporation’s former stock repurchase program, which was announced on December 12, 2006 and terminated effective November 12, 2014, authorized the repurchase of up to 500,000 shares of common stock. As of November 12, 2014, there were 68,386 shares remaining in the program.

(2)

The Corporation’s new stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2014, there were 500,000 shares remaining in the program.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2009 and ending December 31, 2014.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CNB Financial Corporation	100.00	96.88	108.22	117.12	141.08	142.64
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

Source : SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans including fees	$69,512	$53,927	$49,760	$48,324	$46,955
Securities:
Taxable	13,257	13,456	14,688	14,395	11,728
Tax-exempt	3,713	3,828	3,595	2,957	2,435
Dividends	400	205	86	36	29

Total interest and dividend income	86,882	71,416	68,129	65,712	61,147

INTEREST EXPENSE:
Deposits	8,300	7,995	10,875	13,625	13,558
Borrowed funds	3,241	3,447	3,245	3,176	4,716
Subordinated debentures	746	770	800	778	782

Total interest expense	12,287	12,212	14,920	17,579	19,056

NET INTEREST INCOME	74,595	59,204	53,209	48,133	42,091

PROVISION FOR LOAN LOSSES	3,840	6,138	6,381	4,937	5,158

Net interest income after provision for loan losses	70,755	53,066	46,828	43,196	36,933

NON-INTEREST INCOME	14,321	13,766	12,664	10,719	9,650

NON-INTEREST EXPENSES	52,688	43,813	35,945	33,282	31,798

INCOME BEFORE INCOME TAXES	32,388	23,019	23,547	20,633	14,785

INCOME TAX EXPENSE	9,314	6,340	6,411	5,529	3,469

NET INCOME	$23,074	$16,679	$17,136	$15,104	$11,316

PER SHARE DATA:
Basic	$1.60	$1.29	$1.38	$1.23	$1.06
Fully diluted	1.60	1.29	1.38	1.23	1.06
Dividends declared	0.66	0.66	0.66	0.66	0.66
Book value per share at year end	13.09	11.43	11.65	10.66	8.96

AT END OF PERIOD:
Total assets	$2,189,213	$2,131,289	$1,773,079	$1,602,207	$1,413,511
Securities	690,225	690,118	741,770	641,340	503,028
Loans, net of unearned discount	1,355,289	1,295,363	927,824	849,883	794,562
Allowance for loan losses	17,373	16,234	14,060	12,615	10,820
Deposits	1,847,079	1,835,314	1,485,003	1,353,851	1,162,868
FHLB and other borrowings	75,715	75,000	74,296	74,456	105,259
Subordinated debentures	20,620	20,620	20,620	20,620	20,620
Shareholders’ equity	188,548	164,911	145,364	131,889	109,645

KEY RATIOS:
Return on average assets	1.07%	0.88%	1.00%	1.00%	0.87%
Return on average equity	12.76%	11.38%	12.17%	12.36%	11.62%
Loan to deposit ratio	73.37%	70.58%	62.48%	62.78%	68.33%
Dividend payout ratio	41.26%	51.40%	47.93%	53.79%	61.27%
Average equity to average assets ratio	8.37%	7.73%	8.22%	8.09%	7.46%

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

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principals or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) deposit attrition; (xii) rapidly changing technology; (xiii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xiv) changes in the cost of funds, demand for loan products or demand for financial services; and (xv) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on our financial position and our results of operations.

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

Completed Acquisition

On March 26, 2013, the Corporation announced the signing of a definitive merger agreement to acquire FC Banc Corp. and its subsidiary, Farmers Citizens Bank, for $30.00 per share in cash and stock, or approximately $41.6 million in the aggregate. The transaction closed on October 11, 2013. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation continues to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight. An additional FCBank full service branch location was opened in 2014 in Dublin, Ohio.

In order to facilitate its entry into the central Ohio market, the Bank opened a loan production office in Dublin, Ohio in the third quarter of 2013. In the fourth quarter of 2013, management incorporated this office into the commercial banking division of FCBank.

General Overview

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. During the past several years, in order to address the historic lows on interest rates that are primarily tied to short-term rates, such as the Prime Rate, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines. The decrease in intermediate and long-term market interest rates during 2014 did not have a significant impact on the Corporation’s earnings.

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2015 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2015.

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

Because the Dodd-Frank Act has not been fully implemented, it is difficult to predict at this time what specific impact certain provisions of the Dodd-Frank Act and the implementing rules and regulations will have on the Corporation. The legislation and its implementing rules may have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation is applying resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and its many and varied implementing rules, which may increase its costs of operations and adversely impact its earnings.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2014 Balance	$ Change vs. prior year	% Change vs. prior year	2013 Balance	$ Change vs. prior year	% Change vs. prior year	2012 Balance
Total assets	$2,189.2	$57.9	2.7%	$2,131.3	$358.2	20.2%	$1,773.1
Total loans, net	1,337.9	58.8	4.6	1,279.1	365.4	40.0	913.8
Total securities	690.2	0.1	0.0	690.1	(51.7)	(7.0)	741.7
Total deposits	1,847.1	11.8	0.6	1,835.3	350.3	23.6	1,485.0
Total shareholders’ equity	188.5	23.6	14.3	164.9	19.5	13.4	145.4

Overview of Balance Sheet

In conjunction with its acquisition of FC Banc Corp. in the fourth quarter of 2013, the Corporation received loans with a fair value of $247.7 million and assumed deposits with a fair value of $332.0 million. Excluding the loans and deposits acquired, the Corporation’s loan growth and deposit growth in 2013 were $117.7 million and $18.3 million, respectively.

During the fourth quarter of 2013, 1,873,879 shares of common stock were issued in connection with the acquisition of FC Banc Corp. The shares were valued at approximately $33.6 million based on the October 11, 2013 closing price of $17.91 per share. This increase in shareholders’ equity in 2013 was offset by a decrease in accumulated other comprehensive income of $23.4 million resulting from the decline in fair value of available-for-sale securities in relation to book value. This offset was expected given the increases in intermediate and long-term interest rates that occurred in 2013.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.9 million at December 31, 2014 compared to $29.6 million at December 31, 2013. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

Securities

Securities available for sale and trading securities remained consistent at $690.2 million and $690.1 million at December 31, 2014 and 2013, respectively. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

As detailed in the table below, at December 31, 2014, the Corporation had $1.36 billion in loans outstanding, net of unearned discount, an increase of $59.9 million, or 4.6%, since December 31, 2013. The increase was primarily the result of increasing demand for residential mortgage loan products throughout 2014, resulting in both new mortgage loans and home equity borrowings.

(dollars in thousands)	2014	2013

Commercial, industrial, and agricultural	$428,458	$427,715
Commercial mortgages	352,752	343,465
Residential real estate	502,317	459,114
Consumer	69,648	63,491
Credit cards	5,233	5,065
Overdrafts	1,188	409
Less: unearned discount	(4,307)	(3,896)

Total loans, net of unearned discount	$1,355,289	$1,295,363

The Corporation expects mortgage loan demand in 2015 to be consistent with 2014. The Corporation also expects significant growth in its commercial, industrial, and agricultural and commercial mortgage portfolios as a result of enhanced lending opportunities, especially in the Erie, Pennsylvania and Columbus, Ohio markets.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2014, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

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

The following table presents information concerning loan delinquency and other non-performing assets at December 31, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	2012
Non-accrual loans	$9,190	$11,573	$14,445
Accrual loans greater than 89 days past due	213	344	357

Total nonperforming loans	9,403	11,917	14,802
Other real estate owned	806	986	325

Total nonperforming assets	$10,209	$12,903	$15,127

Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$14,771	$8,006	$9,961
Non-performing TDR loans *	3,887	4,130	1,660

Total TDR loans	$18,658	$12,136	$11,621

Total loans, net of unearned income	$1,355,289	$1,295,363	$927,824
Nonperforming loans as a percentage of loans, net	0.69%	0.92%	1.60%
Total assets	$2,189,213	$2,131,289	$1,773,079
Nonperforming assets as a percentage of total assets	0.47%	0.61%	0.85%

* - Nonperforming TDR loans are also included in the balance of non-accrual loans in the previous table.

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

The following table presents activity within the allowance for loan losses during the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	2012
Balance at beginning of period	$16,234	$14,060	$12,615

Charge-offs:
Commercial, industrial, and agricultural	(618)	(958)	(2,871)
Commercial mortgages	(50)	(1,931)	(401)
Residential real estate	(436)	(467)	(304)
Consumer	(1,744)	(1,919)	(1,279)
Credit cards	(78)	(97)	(78)
Overdrafts	(256)	(258)	(257)

	(3,182)	(5,630)	(5,190)

Recoveries:
Commercial, industrial, and agricultural	1	7	45
Commercial mortgages	210	1,430	-
Residential real estate	41	5	1
Consumer	93	114	91
Credit cards	25	16	18
Overdrafts	111	94	99

	481	1,666	254

Net charge-offs	(2,701)	(3,964)	(4,936)

Provision for loan losses	3,840	6,138	6,381

Balance at end of period	$17,373	$16,234	$14,060

Loans, net of unearned income	$1,355,289	$1,295,363	$927,824
Allowance to net loans	1.28%	1.25%	1.52%

At December 31, 2014, the ratio of the allowance for loan losses to loans was 1.28%, compared to 1.25% at December 31, 2013 and 1.52% at December 31, 2012. In connection with its acquisition of FC Banc Corp. in the fourth quarter of 2013, CNB recorded a fair value adjustment on the acquired loan portfolio of $8.7 million and there was no carryover of the allowance for loan losses that was previously recorded by FC, resulting in the decrease in the ratio of the allowance for loan losses to total loans.

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

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Commercial, industrial and agricultural	$7,114	$8,212	$4,940
Commercial mortgages	5,310	3,536	4,697
Residential real estate	2,479	2,450	2,466
Consumer	2,205	1,763	1,699
Credit cards	71	66	83
Overdrafts	194	207	175

Total	$17,373	$16,234	$14,060

Throughout 2014, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 5 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2014 and 2013, as well as the nature and scope of loans modified in a troubled debt restructuring during 2014 and 2013 and the related effect on the provision and allowance for loan losses.

During the year ended December 31, 2014, the Corporation recorded a provision for loan losses of $3.8 million, as compared to a provision for loan losses of $6.1 million for the year ended December 31, 2013. This decrease is consistent with a decrease in net loan charge-offs, which were $2.7 million for the year ended December 31, 2014, compared to $4.0 million for the year ended December 31, 2013. Also contributing to the lower provision for loan losses were decreases in total non-performing assets and criticized and classified loans from December 31, 2013 to December 31, 2014, as disclosed in Note 5 to the consolidated financial statements. Two commercial and industrial loan relationships that had previously been classified as substandard totaling $11.4 million were paid in full during the fourth quarter of 2014, resulting in a reduction of the provision and allowance for loan losses of $1.3 million.

Partially offsetting the decrease in the total provision for loan losses were increases related to certain specific loans. The Corporation increased its reserve for two impaired commercial and industrial loans in the first quarter of 2014, resulting in an increase in the provision for loan losses of $421 thousand during the quarter. During the second quarter of 2014, the Corporation increased its reserve for one impaired commercial mortgage loan having a carrying value of $695 thousand that was previously modified in a troubled debt restructuring, resulting in an increase in the provision for loan losses of $484 thousand. In addition, a commercial mortgage loan with a carrying value of $1.9 million became impaired during the second quarter, resulting in an increase in the provision for loan losses of $307 thousand. During the fourth quarter, the CNB recorded an additional reserve for an impaired commercial real estate loan of $652 thousand. The Corporation has also increased its allowance for consumer loans during 2014 due to trends in delinquencies and charge-offs for this portfolio segment.

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

Management believes that both its 2014 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2014.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. Additional BOLI of $5.0 million and $2.0 million was purchased during the years ended December 31, 2014 and 2013, respectively. In addition, BOLI with a fair value of $4.0 million was acquired from FC Banc Corp. Proceeds from BOLI death benefits were $1.3 million during the year ended December 31, 2013.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012	2014	2013	2012
Demand, Non interest bearing	10.6%	26.3%	$244,743	$221,293	$175,239
Demand, Interest bearing	0.6%	33.6%	453,102	450,216	336,911
Savings deposits	8.3%	18.2%	972,327	898,043	759,910
Time deposits	-33.4%	24.8%	176,907	265,762	212,943

Total	0.6%	23.6%	$1,847,079	$1,835,314	$1,485,003

The growth in deposits of $350.3 million in 2013 was primarily attributable to the fair value of deposits acquired from FC Banc Corp. of $332.0 million.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11 to the consolidated financial statements.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2014, the Corporation earned $23.1 million and declared dividends of $9.5 million, resulting in a dividend payout ratio of 41.3% of net income. During the fourth quarter of 2013, 1,873,879 shares of common stock were issued in connection with the acquisition of FC Banc Corp. The shares were valued at $33.6 million based on the October 11, 2013 closing price of $17.91 per share.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Corporation’s capital ratios and book value per common share at December 31, 2014 and 2013 are as follows:

	2014	2013
Total risk-based capital ratio	14.30%	13.72%
Tier 1 capital ratio	13.06%	12.51%
Leverage ratio	8.39%	7.96%
Tangible common equity/tangible assets (1)	7.32%	6.34%
Book value per share	$13.09	$11.43
Tangible book value per share (1)	$10.97	$9.23

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

	December 31, 2014	December 31, 2013
Shareholders’ equity	$188,548	$164,911
Less goodwill	27,194	27,194
Less core deposit intangible	3,403	4,583

Tangible common equity	$157,951	$133,134

Total assets	$2,189,213	$2,131,289
Less goodwill	27,194	27,194
Less core deposit intangible	3,403	4,583

Tangible assets	$2,158,616	$2,099,512

Ending shares outstanding	14,404,416	14,427,780
Tangible book value per share	$10.97	$9.23
Tangible common equity/tangible assets	7.32%	6.34%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $546 million with approximately $444 million available at December 31, 2014. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Overview of the Income Statement

The Corporation had net income of $23.1 million for 2014 compared to $16.7 million for 2013. Net interest income increased $15.4 million, or 26.0%, and non-interest income increased $555 thousand, or 4.0%. The provision for loan losses decreased by $2.3 million, or 37.4%, and non-interest expenses increased by $8.9 million, or 20.3%. The earnings per diluted share were $1.60 in 2014 and $1.29 in 2013. The return on assets and the return on equity for 2014 were 1.07% and 12.76% as compared to 0.88% and 11.38% for 2013. Non-interest expenses for the year ended December 31, 2013 include $2.4 million associated with merger related expenses. As described in Note 2 to the consolidated financial statements, FC Banc Corp.’s results of operations were included in the Corporation’s results beginning October 12, 2013.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.82% and 3.46% for the years ended December 31, 2014 and 2013, respectively. Net accretion included in loan interest income in 2014 related to loans acquired in the fourth quarter of 2013 was $2.9 million for the year ended December 31, 2014, resulting in an increase in the net interest margin of 14 basis points. Changes in average earning assets, interest-bearing liabilities, and resulting net interest income in 2014 compared to 2013 are primarily a result of the acquisition of FC Banc Corp. in the fourth quarter of 2013.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $3.8 million in 2014 compared to $6.1 million in 2013. Net loan charge-offs were $2.7 million during the year ended December 31, 2014 compared to $4.0 million during the year ended December 31, 2013. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and also recorded a reduction in its allowance for loan losses due to the payoff of loan relationships that had been classified as substandard.

Management believes the charges to the provision in 2014 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2014.

Non-Interest Income

Excluding the effects of securities transactions, non-interest income was $13.8 million for the year ended December 31, 2014, compared to $12.7 million for the year ended December 31, 2013. Net realized gains on available-for-sale securities were $429 thousand during the year ended December 31, 2014, compared to $355 thousand during the year ended December 31, 2013. Net realized and unrealized gains on trading securities were $121 thousand during the year ended December 31, 2014, compared to $728 thousand during the year ended December 31, 2013.

Wealth and asset management fees increased to $2.9 million for the year ended December 31, 2014, from $2.4 million during the year ended December 31, 2013 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division. Income recorded from bank owned life insurance policies decreased to $1.0 million for the year ended December 31, 2014, from $1.6 million during the year ended December 31, 2013. The 2013 income included $576 thousand representing the excess of the face value of certain policies over their cash surrender values resulting from the maturity of the policies.

Non-Interest Expense

Total non-interest expenses were $52.7 million during the year ended December 31, 2014, compared to $43.8 million during the year ended December 31, 2013. CNB recorded amortization expense associated with a core deposit intangible asset of $1.2 million and $251 thousand during the years ended December 31, 2014 and 2013, respectively. Non-interest expenses for the year ended December 31, 2013 include merger-related expenses of $2.4 million in connection with CNB’s acquisition of FC Banc Corp. in the fourth quarter of 2013.

Salaries and employee benefit expenses increased $5.3 million, or 24.3%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, due to an increase in average full-time equivalent employees resulting primarily from the acquisition of FC Banc Corp., routine merit increases, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. Net occupancy expenses increased $1.4 million, or 25.5% during the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of anticipated increases in repair, maintenance, and utility expenses, increases in depreciation expense for recently completed projects and asset purchases, the addition of eight branch locations from the acquisition of FC Banc Corp. and the opening of a new branch in Dublin, Ohio. The remaining non-interest expenses increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of the acquisition of FC Banc Corp.

The ratio of non-interest expenses to average assets was 2.43% and 2.31% during the years ended December 31, 2014 and 2013, respectively.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Overview of the Income Statement

The Corporation had net income of $16.7 million for 2013 compared to $17.1 million for 2012. Net interest income increased $6.0 million, or 11.3%, and non-interest income increased $1.1 million, or 8.7%. The provision for loan losses decreased by $243 thousand, or 3.8%, and non-interest expenses increased by $7.9 million, or 21.9%. The earnings per diluted share were $1.29 in 2013 and $1.38 in 2012. The return on assets and the return on equity for 2013 are 0.88% and 11.38% as compared to 1.00% and 12.17% for 2012. Non-interest expenses for the year ended December 31, 2013 include $2.4 million associated with merger related expenses. As described in Note 2 to the consolidated financial statements, FC Banc Corp.’s results of operations were included in the Corporation’s results beginning October 12, 2013.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.46% for the year ended December 31, 2013, compared to 3.49% for the year ended December 31, 2012. Total interest and dividend income increased by $3.3 million, or 4.8%, as compared to 2012. Although the Corporation’s earning assets grew, these increases were offset by decreases in the yield on earning assets as a result of the interest rate environment. The Corporation’s average earning assets increased by $175.4 million for the year ended December 31, 2013 while the yield during that time decreased by 28 basis points from 4.42% to 4.14%. Total interest expense decreased $2.7 million, or 18.2%, for the year ended December 31, 2013 as compared to the comparable period in 2012 as a result of the Corporation’s focus on deposit mix and active management of deposit rates. The cost of interest bearing deposits decreased by 29 basis points, which offset the increase in average interest bearing deposits of $146.4 million.

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

Income Tax Expense

Income taxes were $9.3 million in 2014, compared to $6.3 million in 2013 and $6.4 million in 2012. The effective tax rates were 28.8%, 27.5%, and 27.2% for 2014, 2013 and 2012, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,670,172	$0	$0	$0	$1,670,172
Certificates of deposit	10	52,773	75,619	40,887	7,628	176,907
FHLB and other borrowings	11	56,235	50,539	582	4,339	111,695
Operating leases	7	841	1,396	639	1,114	3,990
Sale-leaseback	7	112	224	224	781	1,341
Subordinated debentures	11	0	0	0	20,620	20,620

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2014 and 2013, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

December 31, 2014		December 31, 2013
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-0.1%	400	-6.2%
300	1.1%	300	-3.8%
100	1.4%	100	-0.1%
(100)	-2.9%	(100)	-3.7%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$24,520	$25,769
Interest bearing deposits with other banks	3,408	3,864

Total cash and cash equivalents	27,928	29,633
Interest bearing time deposits with other banks	225	275
Securities available for sale	685,720	685,991
Trading securities	4,505	4,127
Loans held for sale	887	487
Loans	1,359,596	1,299,259
Less: unearned discount	(4,307)	(3,896)
Less: allowance for loan losses	(17,373)	(16,234)

Net loans	1,337,916	1,279,129
FHLB and other equity interests	6,695	7,533
Premises and equipment, net	35,378	31,589
Bank owned life insurance	39,845	33,804
Mortgage servicing rights	856	904
Goodwill	27,194	27,194
Core deposit intangible	3,403	4,583
Accrued interest receivable and other assets	18,661	26,040

Total Assets	$2,189,213	$2,131,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$244,743	$221,293
Interest bearing deposits	1,602,336	1,614,021

Total deposits	1,847,079	1,835,314

Short-term borrowings	35,980	12,950
FHLB and other long-term borrowings	75,715	75,000
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	21,271	22,494

Total liabilities	2,000,665	1,966,378

Commitments and contingent liabilities	0	0

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	78,022	77,923
Retained earnings	110,619	97,066
Treasury stock, at cost (69,066 shares for 2014 and 45,702 for 2013)	(1,152)	(633)
Accumulated other comprehensive income (loss)	1,059	(9,445)

Total shareholders’ equity	188,548	164,911

Total Liabilities and Shareholders’ Equity	$2,189,213	$2,131,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2014	2013	2012
Interest and Dividend Income:
Loans including fees	$69,512	$53,927	$49,760
Securities:
Taxable	13,257	13,456	14,688
Tax-exempt	3,713	3,828	3,595
Dividends	400	205	86

Total interest and dividend income	86,882	71,416	68,129

Interest Expense:
Deposits	8,300	7,995	10,875
Borrowed funds	3,241	3,447	3,245
Subordinated debentures (includes $384, $400, and $390 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2014, 2013, and 2012)	746	770	800

Total interest expense	12,287	12,212	14,920

Net Interest Income	74,595	59,204	53,209
Provision for Loan Losses	3,840	6,138	6,381

Net Interest Income After Provision for Loan Losses	70,755	53,066	46,828

Non-Interest Income:
Wealth and asset management fees	2,860	2,426	1,819
Service charges on deposit accounts	4,560	4,272	4,106
Other service charges and fees	2,809	2,179	1,868
Net realized gains on available-for-sale securities (includes $429, $355, and $1,379 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2014, 2013, and 2012)	429	355	1,379
Net realized gains on trading securities	10	579	298
Net unrealized gains on trading securities	111	149	266
Mortgage banking	781	940	990
Bank owned life insurance	1,041	1,552	973
Other	1,720	1,314	965

Total non-interest income	14,321	13,766	12,664

Non-Interest Expenses:
Salaries	19,530	15,467	13,106
Employee benefits	7,461	6,250	5,787
Net occupancy expense	6,911	5,506	4,651
Amortization of core deposit intangible	1,180	251	0
Data processing	3,996	3,469	2,791
State and local taxes	1,895	1,549	1,474
Legal, professional and examination fees	1,363	1,318	1,265
Advertising	1,455	939	859
FDIC insurance	1,322	1,266	1,115
Directors fees and benefits	625	776	666
Merger costs	-	2,396	0
Other	6,950	4,626	4,231

Total non-interest expenses	52,688	43,813	35,945

Income Before Income Taxes	32,388	23,019	23,547
Income Tax Expense (includes $16, ($16), and $346 income tax expense reclassification items items in 2014, 2013, and 2012)	9,314	6,340	6,411

Net Income	23,074	16,679	17,136

Other Comprehensive Income (Loss):
Net change in unrealized gains/losses on available-for-sale securities, net of reclassification and tax	10,372	(23,675)	3,561
Change in actuarial gain, net of amortization and tax, for post-employment health care plan, net of tax	21	(103)	(349)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of tax	111	409	(49)

Total other comprehensive income (loss)	10,504	(23,369)	3,163

Comprehensive Income (Loss)	$33,578	$(6,690)	$20,299

Earnings Per Share:
Basic	$1.60	$1.29	$1.38
Diluted	1.60	1.29	1.38

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$23,074	$16,679	$17,136
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,840	6,138	6,381
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	4,127	2,641	2,225
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(115)	3,541	4,509
Deferred taxes	733	(977)	(240)
Net realized gains on sales of available-for-sale securities	(429)	(355)	(1,379)
Net realized and unrealized gains on trading securities	(121)	(728)	(564)
Proceeds from sale of trading securities	248	5,811	3,386
Purchase of trading securities	(1,117)	(4,671)	(4,187)
Gain on sale of loans	(596)	(808)	(927)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	32	(252)	(158)
Proceeds from sale of loans	10,227	22,252	32,512
Origination of loans held for sale	(10,271)	(19,883)	(32,626)
Income on bank owned life insurance	(1,041)	(1,552)	(973)
Stock-based compensation expense	548	390	277
Contribution of treasury stock	120	120	120
Changes in:
Accrued interest receivable and other assets	6,266	(3,124)	(455)
Accrued interest payable and other liabilities	(6,605)	8,387	2,523

Net Cash Provided By Operating Activities	28,920	33,609	27,560

Cash Flows from Investing Activities:
Net decrease (increase) in interest bearing time deposits with other banks	50	(50)	(1)
Proceeds from maturities, prepayments and calls of available-for-sale securities	81,395	139,863	109,673
Proceeds from sales of available-for-sale securities	61,236	35,633	125,579
Purchase of available-for-sale securities	(128,591)	(130,412)	(332,155)
Loan origination and payments, net	(59,961)	(124,155)	(82,393)
Purchase of bank owned life insurance	(5,000)	(2,000)	(1,000)
Proceeds from death benefits associated with bank owned life insurance	0	1,348	0
Net cash acquired from FC Banc Corp.	0	46,982	0
Acquisition of consumer discount company	0	0	(1,248)
Redemption (purchase) of FHLB and other equity interests	838	940	(147)
Purchase of premises and equipment	(6,426)	(5,336)	(2,016)
Proceeds from the sale of premises and equipment and foreclosed assets	933	735	1,088

Net Cash Used In Investing Activities	(55,526)	(36,452)	(182,620)

Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	100,620	48,680	186,262
Certificates of deposit	(88,855)	(30,395)	(55,110)
Purchase of treasury stock	(1,675)	0	0
Proceeds from sale of treasury stock	38	41	526
Proceeds from exercise of stock options	549	698	424
Cash dividends paid	(9,521)	(8,573)	(8,214)
Proceeds from long-term borrowings	950	900	0
Repayments on long-term borrowings	(235)	(196)	(160)
Net change in short-term borrowings	23,030	(10,560)	23,510

Net Cash Provided By Financing Activities	24,901	595	147,238

Net Decrease in Cash and Cash Equivalents	(1,705)	(2,248)	(7,822)
Cash and Cash Equivalents, Beginning	29,633	31,881	39,703

Cash and Cash Equivalents, Ending	$27,928	$29,633	$31,881

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,343	$12,283	$15,205
Income taxes	6,411	5,529	7,548
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$678	$1,151	$750
Grant of restricted stock awards from treasury stock	609	539	419
Net liabilities assumed from FC Banc Corp., excluding cash and cash equivalents	0	29,669	0
Fair value of common stock issued in connection with acquisition of FC Banc Corp.	0	33,561	0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance, January 1, 2012	$44,350	$80,038	$(3,260)	$10,761	$131,889
Net income		17,136			17,136
Other comprehensive income				3,163	3,163
Restricted stock award grants (26,900 shares)	(419)		419
Exercise of stock options (31,875 shares), including tax benefit	(27)		491		464
Stock based compensation expense	277				277
Reissue of treasury stock (39,811 shares)	42		607		649
Cash dividends declared ($0.66 per share)		(8,214)			(8,214)

Balance, December 31, 2012	44,223	88,960	(1,743)	13,924	145,364
Net income		16,679			16,679
Other comprehensive loss				(23,369)	(23,369)
Common stock issued in acquisition (1,873,879 shares)	33,561				33,561
Restricted stock award grants (31,500 shares)	(471)		471
Exercise of stock options (40,000 shares), including tax benefit	182		551		733
Stock based compensation expense	390				390
Reissue of treasury stock (6,497 shares)	38		88		126
Cash dividends declared ($0.66 per share)		(8,573)			(8,573)

Balance, December 31, 2013	77,923	97,066	(633)	(9,445)	164,911
Net income		23,074			23,074
Other comprehensive income				10,504	10,504
Restricted stock award grants (35,400 shares)	(497)		497
Exercise of stock options (34,250 shares), including tax benefit	7		566		573
Stock based compensation expense	548				548
Purchase of treasury stock (100,000 shares)			(1,675)		(1,675)
Reissue of treasury stock (6,986 shares)	41		93		134
Cash dividends declared ($0.66 per share)		(9,521)			(9,521)

Balance, December 31, 2014	$78,022	$110,619	$(1,152)	$1,059	$188,548

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

Purchased Loans

The Corporation purchased loans in connection with its acquisition of FC Banc Corp. in 2013, some of which had, at the acquisition date, shown evidence of credit deterioration since origination. These purchased credit impaired loans were recorded at the amount paid, such that there was no carryover of the seller’s allowance for loan losses. Further losses on purchased credit impaired loans are recognized by an increase in the allowance for loan losses.

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

The following portfolio segments, which are the same as the Corporation’s portfolio classifications and associated risk characteristics, have been identified:

—

Commercial, industrial, and agricultural – risk characteristics include below average economic and employment conditions in many of the markets served by the Corporation, which has limited consumer spending.

—	Commercial mortgages – the most significant risk characteristic is the subjectivity involved in real estate valuations for properties located in areas with low growth economies.
—	Residential real estate – risk characteristics include slightly higher than historical levels of delinquencies and less than robust housing markets.
—	Consumer – risk characteristics include continuing weakness in industrial employment in many of the markets served by the Corporation and low wage growth.
—	Credit cards – the most significant risk characteristic is the unsecured nature of credit card loans.

—	Overdrafts – risk characteristics include the Corporation’s continued deposit growth and overall economic conditions which may lead to a greater likelihood of overdrawn deposit accounts.

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

Bank Owned Life Insurance

The Corporation has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $1,455, $939, and $859, for 2014, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Corporation has a stock incentive plan for key employees and independent directors. The Stock Incentive Plan, which is administered by a committee of the Board of Directors, provides for up to 500,000 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the plan vesting schedule is one-fourth of granted stock-based awards per year beginning one year after the grant date with 100% vested on the fourth anniversary. For independent directors, the vesting schedule is one-third of granted stock-based awards per year beginning one year after the grant date with 100% vested on the third anniversary.

At December 31, 2014 and 2013, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years then ended.

During 2014, 2013 and 2012, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 35,400, 31,500 and 26,900 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $548, $390 and $277 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2014 and 2013, was $50, which was maintained in vault cash. Note 12 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

Adoption of New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material effect on the Corporation’s financial statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 was issued to clarify the financial presentation of unrecognized tax benefits in the instances described. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the Corporation’s financial statements.

In January 2014, the FASB issued Accounting Standards Update 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” (ASU 2014-04). The amendments in ASU 2014-04 clarify the circumstances under which an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of a residential real estate property collateralizing a residential real estate loan. The amendments in ASU 2014-04 also require interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for reporting periods beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a material effect on the Corporation’s financial statements.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation – Stock Compensation (Topic 718)”. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The guidance is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a material effect on the Corporation’s financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure.” ASU 2014-14 amended existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-14 is not expected to have a material effect on the Corporation’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes.

2.  Business Combination

In the first quarter of 2013, the Corporation announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interests of FC Banc Corp. and its subsidiary, Farmers Citizens Bank, for $30.00 per share in cash and stock. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The transaction closed on October 11, 2013 and resulted in consideration paid to FC Banc Corp. shareholders totaling approximately $41.6 million, comprised of approximately $8.0 million in cash and 1,873,879 shares of the Corporation’s common stock valued at approximately $33.6 million based on the October 11, 2013 closing price of $17.91 per share. FC Banc Corp.’s results of operations were included in the Corporation’s results beginning October 12, 2013.

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

Included in accrued interest receivable and other assets is a deferred tax asset totaling $5,696 representing the tax effect of temporary differences between the tax basis and fair values assigned to the assets and liabilities, as well as the effect of FC Banc Corp.’s net operating loss carryforward. See Note 13.

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

3.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). For the year ended December 31, 2012, options to purchase 37,500 shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. There were no anti-dilutive stock options for the years ended December 31, 2014 and 2013.

	Years Ended December 31
	2014	2013	2012

Basic earnings per common share computation
Net income per consolidated statements of income	$23,074	$16,679	$17,136
Net earnings allocated to participating securities	(95)	(73)	(62)

Net earnings allocated to common stock	$22,979	$16,606	$17,074

Distributed earnings allocated to common stock	$9,476	$8,532	$8,182
Undistributed earnings allocated to common stock	13,503	8,074	8,892

Net earnings allocated to common stock	$22,979	$16,606	$17,074

Weighted average common shares outstanding, including shares considered participating securities	14,412	12,929	12,441
Less: Average participating securities	(53)	(50)	(41)

Weighted average shares	14,359	12,879	12,400

Basic earnings per common share	$1.60	$1.29	$1.38

Diluted earnings per common share computation
Net earnings allocated to common stock	$22,979	$16,606	$17,074

Weighted average common shares outstanding for basic earnings per common share	14,359	12,879	12,400
Add: Dilutive effects of assumed exercises of stock options	1	2	3

Weighted average shares and dilutive potential common shares	14,360	12,881	12,403

Diluted earnings per common share	$1.60	$1.29	$1.38

4.  Securities

Securities available-for-sale at December 31, 2014 and 2013 are as follows:

	December 31, 2014				December 31, 2013
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Gov’t sponsored entities	$155,482	$2,301	$(2,219)	$155,564	$185,205	$2,894	$(6,474)	$181,625
State & political subdivisions	174,600	6,804	(402)	181,002	176,490	3,770	(2,317)	177,943
Residential & multi-family mortgage	265,678	2,291	(2,805)	265,164	248,017	2,410	(7,820)	242,607
Commercial mortgage	0	0	0	0	385	0	(11)	374
Corporate notes & bonds	20,791	139	(1,500)	19,430	15,744	65	(1,734)	14,075
Pooled trust preferred	800	105	0	905	800	0	(139)	661
Pooled SBA	63,139	1,074	(1,560)	62,653	70,077	688	(3,044)	67,721
Other securities	1,020	0	(18)	1,002	1,020	0	(35)	985

Total	$681,510	$12,714	$(8,504)	$685,720	$697,738	$9,827	$(21,574)	$685,991

At December 31, 2014 and 2013, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2014 and 2013 are as follows:

	2014	2013

Corporate equity securities	$3,044	$2,705
Certificates of deposit	253	253
International mutual funds	265	259
Large cap growth mutual funds	186	197
Money market mutual funds	157	124
Large cap value mutual funds	132	129
Corporate notes and bonds	155	152
Real estate investment trust mutual funds	46	39
U.S. Government sponsored entities	54	52
Small cap mutual funds	80	83
Mid cap mutual funds	83	84
Commodities mutual funds	50	50

Total	$4,505	$4,127

Securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$26,069	$(149)	$85,016	$(2,070)	$111,085	$(2,219)
State & political subdivisions	16,398	(179)	12,363	(223)	28,761	(402)
Residential & multi-family mortgage	70,360	(603)	99,397	(2,202)	169,757	(2,805)
Corporate notes & bonds	5,008	(30)	7,935	(1,470)	12,943	(1,500)
Pooled SBA	0	(0)	34,608	(1,560)	34,608	(1,560)
Other securities	0	(0)	1,002	(18)	1,002	(18)

	$117,835	$(961)	$240,321	$(7,543)	$358,156	$(8,504)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013
U.S. Gov’t sponsored entities	$95,677	$(5,394)	$17,964	$(1,080)	$113,641	$(6,474)
State & political subdivisions	57,526	(2,192)	5,324	(125)	62,850	(2,317)
Residential and multi-family mortgage	150,229	(6,806)	16,608	(1,014)	166,837	(7,820)
Commercial mortgage	374	(11)	0	0	374	(11)
Corporate notes & bonds	0	0	9,662	(1,734)	9,662	(1,734)
Pooled trust preferred	0	0	661	(139)	661	(139)
Pooled SBA	36,842	(2,296)	8,277	(748)	45,119	(3,044)
Other securities	985	(35)	0	0	985	(35)

	$341,633	$(16,734)	$58,496	$(4,840)	$400,129	$(21,574)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of December 31, 2014 and for the years ended December 31, 2014, 2013, and 2012:

	As of December 31, 2014			Credit Losses Realized in Earnings
	Adjusted Amortized	Unrealized	Fair	Year Ended December 31,
	Cost	Gain (Loss)	Value	2014	2013	2012
ALESCO Preferred Funding V, Ltd.	$800	$105	$905	$0	$0	$0
ALESCO Preferred Funding XII, Ltd.	0	0	0	0	0	0
ALESCO Preferred Funding XVII, Ltd.	0	0	0	0	0	0
Preferred Term Securities XVI, Ltd.	0	0	0	0	0	0
US Capital Funding VI, Ltd.	0	0	0	0	0	0

Total	$800	$105	$905	$0	$0	$0

At December 31, 2014, the Corporation evaluated the ALESCO Preferred Funding V, Ltd. Security for other than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers and discounting those cash flows at the appropriate accounting yield.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$4,054	$4,054	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$4,054	$4,054	$4,054

The adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2014 and 2013, is insignificant.

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

As of December 31, 2014 and 2013, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2014 and 2013, securities carried at $325,799 and $353,102, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2014:

	December 31, 2014
	Amortized Cost	Fair Value
1 year or less	$31,591	$31,482
1 year – 5 years	171,052	174,004
5 years – 10 years	113,175	115,663
After 10 years	35,855	35,752

	351,673	356,901
Residential and multi-family mortgage	265,678	265,164
Pooled SBA	63,139	62,653

Total debt securities	$680,490	$684,718

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2014	$61,236	$606	$177
2013	35,633	849	494
2012	125,579	1,809	430

The tax provision related to these net realized gains was $150, $124, and $483, respectively.

During 2014, 2013 and 2012, the Corporation sold trading securities. Proceeds were $248 in 2014, $5,811 in 2013, and $3,386 in 2012, resulting in net gains of $10 in 2014, $579 in 2013, and $298 in 2012.

5.  Loans

Total net loans at December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Commercial, industrial, and agricultural	$428,458	$427,715
Commercial mortgages	352,752	343,465
Residential real estate	502,317	459,114
Consumer	69,648	63,491
Credit cards	5,233	5,065
Overdrafts	1,188	409
Less: unearned discount	(4,307)	(3,896)
allowance for loan losses	(17,373)	(16,234)

Loans, net	$1,337,916	$1,279,129

At December 31, 2014 and 2013 net unamortized loan costs of $483 and $911, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 32% and 33% of the Corporation’s total loan portfolio at December 31, 2014 and 2013, respectively. Commercial mortgage loans comprised 26% and 26% of the Corporation’s total loan portfolio at December 31, 2014 and 2013, respectively. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 37% and 35% of the Corporation’s total loan portfolio at December 31, 2014 and 2013, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both December 31, 2014 and 2013. Terms and collateral requirements vary depending on the size and nature of the loan.

During 2014, management reviewed its loan portfolio segments resulting in the reclassification of approximately $136 million into Commercial, Industrial and Agricultural. $124 million was reclassified out of Commercial Mortgages and $12 million was reclassified out of Residential Real Estate. Accordingly, the December 31, 2013 loan portfolio segment balances and the related allowance for loan loss segments were reclassified to conform to the December 31, 2014 presentation. To roll forward the allowance for loan losses by segments for the year ended 2013, the net effect of this reclassification was adjusted through provisions for loan losses. The effect of this reclassification was not considered material to the overall allowance for loan losses, did not change total loan balances, and is not considered material to the consolidated financial statements taken as a whole.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the year ended December 31, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(618)	(50)	(436)	(1,744)	(78)	(256)	(3,182)
Recoveries	1	210	41	93	25	111	481
Provision for loan losses	(481)	1,614	424	2,093	58	132	3,840

Allowance for loan losses, December 31, 2014	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

Transactions in the allowance for loan losses for the year ended December 31, 2013 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(958)	(1,931)	(467)	(1,919)	(97)	(258)	(5,630)
Recoveries	7	1,430	5	114	16	94	1,666
Provision for loan losses	4,223	(660)	446	1,869	64	196	6,138

Allowance for loan losses, December 31, 2013	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234

Transactions in the allowance for loan losses for the year ended December 31, 2012 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2012	$4,511	$4,470	$1,991	$1,404	$71	$168	$12,615
Charge-offs	(2,871)	(401)	(304)	(1,279)	(78)	(257)	(5,190)
Recoveries	45	0	1	91	18	99	254
Provision for loan losses	3,255	628	778	1,483	72	165	6,381

Allowance for loan losses, December 31, 2012	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2014 and 2013. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2014	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$254	$294	$197	$0	$0	$0	$745
Collectively evaluated for impairment	6,703	2,503	2,282	2,205	71	194	13,958
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	157	2,513	0	0	0	0	2,670

Total ending allowance balance	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

Loans:
Individually evaluated for impairment	$3,394	$494	$657	$0	$0	$0	$4,545
Collectively evaluated for impairment	421,144	336,801	501,660	69,648	5,233	1,188	1,335,674
Acquired with deteriorated credit quality	0	719	0	0	0	0	719
Modified in a troubled debt restructuring	3,920	14,738	0	0	0	0	18,658

Total ending loans balance	$428,458	$352,752	$502,317	$69,648	$5,233	$1,188	$1,359,596

December 31, 2013	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$372	$55	$0	$0	$0	$0	$427
Collectively evaluated for impairment	7,725	2,141	2,450	1,763	66	207	14,352
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	115	1,340	0	0	0	0	1,455

Total ending allowance balance	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234

Loans:
Individually evaluated for impairment	$4,923	$1,249	$0	$0	$0	$0	$6,172
Collectively evaluated for impairment	421,002	329,645	459,114	63,491	5,065	409	1,278,726
Acquired with deteriorated credit quality	0	2,225	0	0	0	0	2,225
Modified in a troubled debt restructuring	1,790	10,346	0	0	0	0	12,136

Total ending loans balance	$427,715	$343,465	$459,114	$63,491	$5,065	$409	$1,299,259

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012:

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$5,737	$5,737	$411
Commercial mortgage	10,651	10,212	2,807
Residential real estate	400	400	197
With no related allowance recorded:
Commercial, industrial, and agricultural	2,530	1,577	0
Commercial mortgage	5,020	5,020	0
Residential real estate	319	257	0

Total	$24,657	$23,203	$3,415

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$5,929	$4,679	$487
Commercial mortgage	5,646	5,443	1,395
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,055	2,034	0
Commercial mortgage	6,178	6,152	0
Residential real estate	0	0	0

Total	$19,808	$18,308	$1,882

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$4,621	$73	$73
Commercial mortgage	6,374	85	85
Residential real estate	240	46	46
With no related allowance recorded:
Commercial, industrial, and agricultural	1,972	31	31
Commercial mortgage	5,868	78	78
Residential real estate	82	16	16

Total	$19,157	$329	$329

	Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$1,989	$7	$7
Commercial mortgage	6,572	3	3
Residential real estate	101	7	7
With no related allowance recorded:
Commercial, industrial, and agricultural	2,124	0	0
Commercial mortgage	11,885	0	0
Residential real estate	86	0	0

Total	$22,757	$17	$17

	Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$3,083	$4	$4
Commercial mortgage	5,504	3	3
Residential real estate	334	13	13
With no related allowance recorded:
Commercial, industrial, and agricultural	3,217	0	0
Commercial mortgage	12,723	0	0
Residential real estate	103	0	0

Total	$24,964	$20	$20

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$796	$0	$1,006	$0
Commercial mortgages	4,323	0	7,236	0
Residential real estate	3,026	213	2,389	150
Consumer	1,045	0	942	170
Credit cards	0	0	0	24

Total	$9,190	$213	$11,573	$344

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans.

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$888	$588	$294	$1,770	$426,688	$428,458
Commercial mortgages	20	1,351	4,323	5,694	347,058	352,752
Residential real estate	2,719	1,191	3,239	7,149	495,168	502,317
Consumer	265	122	1,045	1,432	68,216	69,648
Credit cards	0	83	0	83	5,150	5,233
Overdrafts	0	0	0	0	1,188	1,188

Total	$5,083	$2,144	$8,901	$16,128	$1,343,468	$1,359,596

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,236	$542	$3,952	$5,730	$421,985	$427,715
Commercial mortgages	233	713	4,139	5,085	338,380	343,465
Residential real estate	4,216	114	2,539	6,869	452,245	459,114
Consumer	334	1,049	1,112	2,495	60,996	63,491
Credit cards	0	29	24	53	5,012	5,065
Overdrafts	0	0	0	0	409	409

Total	$6,019	$2,447	$11,766	$20,232	$1,279,027	$1,299,259

Troubled Debt Restructurings

During the years ended December 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	6	$3,920	$157	5	$1,790	$115
Commercial mortgages	10	14,738	2,513	7	10,346	1,340
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	16	$18,658	$2,670	12	$12,136	$1,455

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$2,315	$2,315
Commercial mortgages	3	4,879	4,879
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	4	$7,194	$7,194

	Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$132	$132
Commercial mortgages	2	3,615	3,549
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	3	$3,747	$3,681

	Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	2	$1,455	$1,455
Commercial mortgages	5	2,717	2,717
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	7	$4,172	$4,172

The troubled debt restructurings described above increased the allowance for loan losses by $319 and $514 during the years ended December 31, 2014 and 2013, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-15 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2014 and 2013 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2014, three impaired commercial mortgage loans having combined balances of $4,879 were modified in troubled debt restructurings. The Corporation recorded additional provision for loan losses of $271 for these loans during the year ended December 31, 2014. In addition, an impaired commercial industrial loan having a balance of $2,315 was modified in a troubled debt restructuring. The Corporation recorded an additional provision for loan losses of $48 for this loan during the year ended December 31, 2014.

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

As discussed earlier, during the first and second quarters of 2014, management reviewed its loan portfolio segments and reclassified certain loan balances into the Commercial, Industrial and Agricultural segment and out of the Commercial and Residential Mortgage segments. Accordingly, the December 31, 2013 loan portfolio segment balances, along with the special mention, substandard and doubtful categories, were reclassified to conform to the December 31, 2014 presentation. These reclassifications resulted in increasing the Commercial, Industrial and Agricultural special mention category by $3.0 million and the substandard category by $10.6 million. Corresponding reclassification decreases were made to the Commercial Mortgage category. Total special mention and substandard loans were not changed.

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$402,923	$6,703	$18,525	$307	$428,458
Commercial mortgages	328,614	0	23,699	439	352,752

Total	$731,537	$6,703	$42,224	$746	$781,210

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$388,868	$8,510	$29,956	$381	$427,715
Commercial mortgages	295,060	13,622	34,298	485	343,465

Total	$683,928	$22,132	$64,254	$866	$771,180

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$499,078	$68,603	$5,233	$456,575	$62,379	$5,041
Non-performing	3,239	1,045	0	2,539	1,112	24

Total	$502,317	$69,648	$5,233	$459,114	$63,491	$5,065

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2014 and 2013:

	2014	2013
Consumer	$27,916	$24,891
Residential real estate	1,270	1,552
Less: unearned discount	(4,307)	(3,896)

Total	$24,879	$22,547

6.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Loans originated for resale, net of principal pay downs	$10,271	$19,883	$32,626
Proceeds from sales of loans held for sale	10,227	22,252	32,512
Net gains on sales of loans held for sale	596	808	927
Loan servicing fees	473	375	340

Total loans serviced for others were $112,002, $114,428, and $104,017 at December 31, 2014, 2013, and 2012, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Balance, beginning of year	$904	$714	$906
Additions	240	350	85
Servicing rights acquired	0	83	0
Amortization	(288)	(243)	(277)

Balance, end of year	$856	$904	$714

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $896, $915, and $718 at December 31, 2014, 2013, and 2012, respectively. No valuation allowance is deemed necessary at December 31, 2014, 2013, or 2012. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2014 or 2013.

7.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2014 and 2013:

	2014	2013
Land	$4,726	$4,412
Premises and leasehold improvements	35,839	28,764
Furniture and equipment	24,137	20,248
Construction in process	3,506	3,924

	68,208	57,348
Less: accumulated depreciation	32,830	25,759

Premises and equipment, net	$35,378	$31,589

Depreciation on premises and equipment amounted to $2,659 in 2014, $2,147 in 2013, and $1,948 in 2012.

In 2014, the Corporation entered into a contractual commitment to remodel its main office facility in Clearfield, Pennsylvania at a cost of $2,734. Construction has commenced with $1,740 in construction-related expenditures incurred as of December 31, 2014. The project is expected to be completed by the end of the fourth quarter of 2015.

In 2014, the Corporation entered into a contractual commitment to construct a branch facility in Erie, Pennsylvania at a cost of $1,445. Construction has commenced with $1,360 in construction-related expenditures incurred as of December 31, 2014. The project is expected to be completed by the end of the first quarter of 2015.

The Corporation is committed under twenty-three noncancelable operating leases for facilities and nine noncancelable operating leases for vehicles with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2014 are as follows:

2015	$841
2016	793
2017	603
2018	349
2019	290
Thereafter	1,114

$3,990

Rental expense, net of rental income, charged to occupancy expense for 2014, 2013, and 2012 was $736, $490, and $351, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $19, $17, and $19 in 2014, 2013, and 2012, respectively.

The minimum annual rental commitments under this sale-leaseback transaction at December 31, 2014 are as follows:

2014	$112
2015	112
2016	112
2017	112
2018	112
Thereafter	781

$1,341

8.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012

Balance, beginning of year	$986	$325	$505
Additions	678	1,151	750
Sales (at carrying value)	(858)	(490)	(930)

Balance, end of year	$806	$986	$325

Expenses related to foreclosed real estate include:

	2014	2013	2012

Net loss (gain) on sale	$(71)	$(252)	$(158)
Operating expenses, net of rental income	254	81	176

	$183	$(171)	$18

9.  Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Balance, beginning of year	$27,194	$10,946
Acquired during the year	0	16,248

Balance, end of year	$27,194	$27,194

The goodwill acquired in 2013 is attributable to the business combination associated with the Corporation’s acquisition of FC Banc Corp. (Note 2).

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2014 and 2013 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2014 and 2013, the Corporation recorded amortization expense of $1,180 and $251, respectively, resulting in a net carrying value of $3,403 at December 31, 2014 and $4,583 at December 31, 2013. No other intangible assets were required to be recorded in connection with the acquisition.

Estimated amortization expense for each of the next five years is as follows:

2015	$1,007
2016	835
2017	662
2018	489
2019	317

10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2014:

Time deposits maturing:
2015	$52,773
2016	45,409
2017	30,210
2018	27,772
2019	13,115
Thereafter	7,628

$176,907

Certificates of deposit of $250 thousand or more totaled $31,400 and $70,527 at December 31, 2014 and 2013, respectively.

11.  Borrowings

At December 31, 2014 and 2013, the Corporation had available one $10 million line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2014 and 2013.

FHLB Borrowings

At December 31, 2014, the Bank had remaining borrowing capacity with the FHLB of $443,789. At December 31, 2014, borrowings with the FHLB are secured by a pledge of selected securities in the amount of $47,031 and certain loans with a balance of $692,896 at December 31, 2014. Borrowings from the FHLB at December 31, 2014 and 2013 are as follows:

Interest Rate	Maturity	2014	2013
(a)	05/01/15	$35,980	$0
(b)	09/17/15	20,000	20,000
(c)	06/01/17	10,000	10,000
(d)	08/07/17	5,000	5,000
(e)	08/07/17	5,000	5,000
(f)	08/07/17	10,000	10,000
(g)	10/10/17	10,000	10,000
(h)	07/03/23	700	700
(i)	09/05/23	2,167	2,280
(j)	03/11/24	924	0
(k)	06/11/24	513	535
(l)	05/04/26	282	302
(m)	10/14/26	292	311
(n)	02/11/33	837	872

		$101,695	$65,000

(a) – Open Repo borrowing at an interest rate of 0.27%.

(b), (h) – Fixed rate borrowings at interest rates of 2.09% and 4.72%, respectively.

(c) – Interest rate was fixed at 4.60% until June 2009, since which time FHLB has had the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at December 31, 2014 and 2013.

(d) – Interest rate was fixed at 4.02% until February 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at December 31, 2014 and 2013.

(e) – Interest rate was fixed at 4.10% until August 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at December 31, 2014 and 2013.

(f) – Interest rate is fixed at 4.47% until August 2010, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at December 31, 2014 and 2013.

(g) – Interest rate was fixed at 3.97% until October 2009, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at December 31, 2014 and 2013.

(i) – Fixed rate borrowing at an interest rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity.

(j) – Fixed rate borrowing at an interest rate of 3.05%, with monthly principal and interest payments and a balloon payment due at maturity.

(k) – Fixed rate borrowing at an interest rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity.

(l) – Fixed rate borrowing at an interest rate of 3.35%, with monthly principal and interest payments.

(m) – Fixed rate borrowing at an interest rate of 4.00%, with monthly principal and interest payments.

(n) – Fixed rate borrowing at an interest rate of 3.23%, with monthly principal and interest payments.

The terms of borrowings (a) through (h) are interest only payments with principal due at maturity.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2013, the Bank had outstanding borrowings of $12,950 from one unaffiliated institution under an overnight borrowing agreement. The interest rate on this borrowing was 0.35%.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $11,669 at December 31, 2014. The borrowing has a maturity date of March 20, 2017. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate is fixed and was 5.25% at December 31, 2014 and 2013.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 1.79% at both December 31, 2014 and 2013. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2014:

2015	$56,235
2016	264
2017	50,275
2018	285
2019	297
Thereafter	24,959

Total borrowed funds	$132,315

12.  Interest Rate Swaps

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At December 31, 2014, the variable rate on the subordinated debt was 1.79% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

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

As of December 31, 2014 and 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2014	2013
Interest rate contract	Accrued interest payable and other liabilities	($946)	($1,116)
For the Year Ended December 31, 2014	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$111	Interest expense – subordinated debentures		($384)	Other income	$0
For the Year Ended December 31, 2013
Interest rate contract	$409	Interest expense – subordinated debentures		($400)	Other income	$0
For the Year Ended December 31, 2012
Interest rate contract	($49)	Interest expense – subordinated debentures		($390)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $378.

As of December 31, 2014 and 2013, a cash collateral balance of $1,400 was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Current – federal	$8,471	$7,189	$6,535

Current – state	110	128	116

Deferred - federal	733	(977)	(240)

Income tax expense	$9,314	$6,340	$6,411

The components of the net deferred tax asset (liability) as of December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets:
Allowance for loan losses	$5,076	$5,084
Unrealized loss on securities available for sale	0	4,085
Fair value adjustments – business combination	2,466	3,541
Deferred compensation	2,238	2,179
Impaired security valuation	479	590
Net operating loss carryover	1,646	2,155
Post-retirement benefits	1,423	1,308
Unrealized loss on interest rate swap	331	391
Nonaccrual loan interest	598	516
Accrued expenses	974	817
Other	391	296

	15,622	20,962

Deferred tax liabilities:
Unrealized gain on securities available for sale	1,499	0
Premises and equipment	1,528	1,527
Intangibles – section 197	4,900	5,130
Mortgage servicing rights	299	317
Other	124	328

	8,350	7,302

Net deferred tax asset	$7,272	$13,660

The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing temporary differences, and future taxable income.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2014	%	2013	%	2012	%
Tax at statutory rate	$11,336	35.0	$8,057	35.0	$8,241	35.0
Tax exempt income, net	(1,684)	(5.2)	(1,664)	(7.2)	(1,553)	(6.6)
Bank owned life insurance	(364)	(1.1)	(543)	(2.4)	(341)	(1.4)
Merger costs	0	0.0	233	1.0	0	0.0
Other	26	0.1	257	1.1	64	0.2

Income tax expense	$9,314	28.8	$6,340	27.5	$6,411	27.2

At December 31, 2014 and 2013, the Corporation has no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2014 and 2013, there were no amounts accrued for interest and/or penalties.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2011. Tax years 2011 through 2013 remain open to federal and state examination.

In connection with its acquisition of FC Banc Corp., the Corporation assumed a federal net operating loss carryforward of $6,367, which expires in 2033. Under Section 382 of the Internal Revenue Code, the utilization of the loss carryforward in future years is limited based on the consideration paid and other factors. As of December 31, 2014, the balance of the net operating loss carryforward is $4,703. Management believes that the net operating loss carryforward will be used in full before its expiration.

14.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $620, $431, and $397 in 2014, 2013, and 2012, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $117. The Corporation recognized profit sharing expense of $1,044, $855, and $783 in 2014, 2013, and 2012 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2014 and 2013, obligations of $4,316 and $4,120, respectively, were included in other liabilities for this plan. Expenses related to this plan were $454 in 2014, $541 in 2013, and $728 in 2012.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2014 and 2013, obligations of $987 and $932, respectively, were included in other liabilities for this plan. Expenses related to this plan were $55 in 2014, $119 in 2013, and $127 in 2012.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Benefit obligation at beginning of year	$2,485	$2,224	$1,674
Interest cost	102	84	69
Service cost	84	125	88
Actual claims	(108)	(167)	(184)
Plan amendment	0	(602)	0
Actuarial loss	181	821	577

Benefit obligation at end of year	$2,744	$2,485	$2,224

Amounts recognized in accumulated other comprehensive income at December 31, 2014 and 2013 consist of:

	2014	2013
Net actuarial loss	$(1,699)	$(1,667)
Tax effect	595	583

	$(1,104)	$(1,084)

The accumulated benefit obligation was $2,744 and $2,485 at December 31, 2014 and 2013, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2014	2013	2012
Service cost	$84	$125	$88
Interest cost	102	84	69
Net amortization of transition obligation and actuarial loss	149	61	41

Net periodic benefit cost	335	270	198

Net loss	181	821	578

Plan amendment	0	(602)	0
Amortization of loss	(149)	(54)	(34)
Amortization of transition obligation	0	(7)	(7)

Total recognized in other comprehensive income	32	158	537

Total recognized in net periodic benefit cost and other comprehensive income	$367	$428	$735

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $173.

The weighted average discount rate used to calculate net periodic benefit cost was 4.31% in 2014, 3.88% in 2013, and 4.29% in 2012. The weighted average rate used to calculate accrued benefit obligations was 3.42% in 2014, 4.31% in 2013, and 3.88% in 2012. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2015 and thereafter. A one percent increase in the health care trend rates would result in an increase of $273 in the benefit obligation as of December 31, 2014, and would increase the service and interest costs by $21 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $242 and $19 in the benefit obligation and services and interest costs, respectively, at December 31, 2014.

15.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2014	2013	2012
Balance, beginning of year	$1,100	$990	$987
Deferrals, dividends, and changes in fair value recorded as an expense	36	191	84
Deferred compensation payments	(49)	(81)	(81)

Balance, end of year	$1,087	$1,100	$990

16.  Stock-Based Compensation

Stock Options

A summary of the status of the stock options is presented below:

	Stock Options	Weighted-average Exercise Price
Outstanding at January 1, 2014	35,500	$16.04
Forfeited	(1,250)	N/A
Exercised	(34,250)	16.04

Outstanding at December 31, 2014	0	$0

Options vested and exercisable at December 31, 2014	0
Fair value of options granted during 2014	N/A
Number of authorized stock-based awards available for grant	358,041

Additional information related to the stock option plan follows:

	2014	2013	2012

Intrinsic value of options exercised	$67	$99	$114
Cash received from option exercises	549	698	424

As of December 31, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under the stock option plan.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2014	62,076	$16.25
Granted	35,400	17.19
Vested	(29,266)	16.06

Nonvested at December 31, 2014	68,210	$16.82

As of December 31, 2014 and 2013, there was $758 and $675, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2014, 2013, and 2012 was $518, $323 and $206, respectively. Compensation expense for restricted stock awards was $548 in 2014, $390 in 2013, and $277 in 2012.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $2,570 on December 31, 2014 compared to $2,238 at December 31, 2013. During 2014, $1,087 new loans were made, $398 was removed due to a change in the composition of related parties, and repayments totaled $357.

Deposits from principal officers, directors, and their affiliates were $46,964 and $48,249 at December 31, 2014 and 2013, respectively.

18.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Management believes as of December 31, 2014 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2014 and 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital to Risk Weighted Assets
Consolidated	$199,034	14.30%	$111,374	8.0%	N/A
Bank	$180,597	13.16%	$109,758	8.0%	$137,198	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$181,661	13.05%	$55,687	4.0%	N/A
Bank	$164,835	12.01%	$54,879	4.0%	$82,319	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$181,661	8.39%	$86,641	4.0%	N/A
Bank	$164,835	7.71%	$85,503	4.0%	$106,878	5.0%

December 31, 2013
Total Capital to Risk Weighted Assets
Consolidated	$183,984	13.72%	$107,316	8.0%	N/A
Bank	$166,440	12.57%	$105,912	8.0%	$132,390	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$167,773	12.51%	$53,658	4.0%	N/A
Bank	$151,585	11.45%	$52,956	4.0%	$79,434	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$167,773	7.96%	$84,332	4.0%	N/A
Bank	$151,585	7.39%	$82,078	4.0%	$102,597	5.0%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2014, $26,407 of accumulated net earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2014 and 2013:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$28,831	$254,269	$54,556	$155,391
Unused lines of credit	0	80,428	0	78,937
Standby letters of credit	0	15,132	0	13,520

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2014 have interest rates ranging from 1.69% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2013 have interest rates ranging from 2.15% to 18.00% and maturities ranging from 3 months to 20 years.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014 and 2013:

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$155,564	$0	$155,564	$0
States and political subdivisions	181,002	0	181,002	0
Residential and multi-family mortgage	265,164	0	265,164	0
Corporate notes and bonds	19,430	0	19,430	0
Pooled trust preferred	905	0	0	905
Pooled SBA	62,653	0	62,653	0
Other securities	1,002	1,002	0	0

Total Securities Available For Sale	$685,720	$1,002	$683,813	$905

Trading Securities:
Corporate equity securities	$3,044	$3,044	$0	$0
Certificates of deposit	253	253	0	0
International mutual funds	265	265	0	0
Large cap growth mutual funds	186	186	0	0
Money market mutual funds	132	132	0	0
Large cap value mutual funds	155	0	155	0
Corporate notes and bonds	157	157	0	0
Real estate investment trust mutual funds	46	46	0	0
U.S. Government sponsored entities	54	0	54	0
Small cap mutual funds	80	80	0	0
Mid cap mutual funds	83	83	0	0
Commodities mutual funds	50	50	0	0

Total Trading Securities	$4,505	$4,296	$209	$0

Liabilities,
Interest rate swaps	$(946)	$0	$(946)	$0

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Treasury	$0	$0	$0	$0
U.S. Government sponsored entities	181,625	0	181,625	0
States and political subdivisions	177,943	0	177,943	0
Residential and multi-family mortgage	242,607	0	242,607	0
Commercial mortgage	374	0	374	0
Corporate notes and bonds	14,075	0	14,075	0
Pooled trust preferred	661	0	0	661
Pooled SBA	67,721	0	67,721	0
Other securities	985	985	0	0

Total Securities Available For Sale	$685,991	$985	$684,345	$661

Trading Securities:
Corporate equity securities	$2,705	$2,705	$0	$0
Certificates of deposit	253	253	0	0
International mutual funds	259	259	0	0
Large cap growth mutual funds	197	197	0	0
Money market mutual funds	124	124	0	0
Large cap value mutual funds	129	129	0	0
Corporate notes and bonds	152	0	152	0
Real estate investment trust mutual funds	39	39	0	0
U.S. Government sponsored entities	52	0	52	0
Small cap mutual funds	83	83	0	0
Mid cap mutual funds	84	84	0	0
Commodities mutual funds	50	50	0	0

Total Trading Securities	$4,127	$3,923	$204	$0

Liabilities,
Interest rate swaps	$(1,116)	$0	$(1,116)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Pooled trust preferred
Balance, January 1, 2014	$661
Total gains or (losses):
Included in other comprehensive income (loss)	244
Included in realized gains on available-for-sale securities	0
Sale of available-for-sale securities	0

Balance, December 31, 2014	$905

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

	Corporate notes and bonds	Pooled trust preferred
Balance, January 1, 2013	$1,980	$600
Total gains or (losses):
Included in other comprehensive income (loss)	(29)	61
Included in realized gains on available-for-sale securities	58	0
Sale of available-for-sale securities	(2,009)	0

Balance, December 31, 2013	$0	$661

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$905	Discounted cash flow	Collateral default rate Yield	1% in 2015; 0.5% in 2016 and thereafter 11%
			Prepayment speed	2.0% constant prepayment rate in 2015 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$661	Discounted cash flow	Collateral default rate Yield	2% in 2014; 1.5% in 2015; 1.0% in 2016; 0.5% in 2017 and thereafter 15%
			Prepayment speed	2.0% constant prepayment rate in 2014 and thereafter

At December 31, 2014 and 2013, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

During the year ended December 31, 2013, $52,631 of available for sale Pooled SBA securities reported as Level 1 securities as of the beginning of the year were transferred to the Level 2 category since the Corporation could not obtain quoted prices for identical assets in active markets.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,353	0	0	$2,353
Commercial, industrial, and agricultural	2,820	0	0	2,820

	Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$3,000	0	0	$3,000
Commercial, industrial, and agricultural	3,706	0	0	3,706

Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $7,423, with a valuation allowance of $2,250 as of December 31, 2014, resulting in an additional provision for loan losses of $801 for the year then ended. Impaired loans had a recorded investment of $8,161, with a valuation allowance of $1,455 as of December 31, 2013, resulting in an additional provision for loan losses of $1,455 for the year then ended.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,353	Sales comparison approach	Adjustment for differences between the comparable sales	34%—100%(44%)
Impaired loans – commercial, industrial, and agricultural	$2,820	Sales comparison approach	Adjustment for differences between the comparable sales	8%—49%(13%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$3,000	Sales comparison approach	Adjustment for differences between the comparable sales	17%—61%(22%)
Impaired loans – commercial, industrial, and agricultural	$3,274	Sales comparison approach	Adjustment for differences between the comparable sales	9%
Impaired loans – commercial, industrial, and agricultural	$432	Income approach	Adjustment for differences in net operating income	2%

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2014:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$27,928	$27,928	$0	$0	$27,928
Interest bearing time deposits with other banks	225	0	224	0	224
Securities available for sale	685,720	1,002	683,813	905	685,720
Trading securities	4,505	4,296	209	0	4,505
Loans held for sale	887	0	938	0	938
Net loans	1,337,916	0	0	1,337,537	1,337,537
FHLB and other equity interests	6,695	n/a	n/a	n/a	n/a
Accrued interest receivable	7,441	5	3,503	3,933	7,441

LIABILITIES
Deposits	$(1,847,079)	$(1,670,172)	$(176,036)	$0	(1,846,208)
FHLB and other borrowings	(111,695)	0	(111,821)	0	(111,821)
Subordinated debentures	(20,620)	0	(11,395)	0	(11,395)
Interest rate swaps	(946)	0	(946)	0	(946)
Accrued interest payable	(804)	(358)	(430)	(16)	(804)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2013:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$29,633	$29,633	$0	$0	$29,633
Interest bearing time deposits with other banks	275	0	274	0	274
Securities available for sale	685,991	985	684,345	661	685,991
Trading securities	4,127	3,923	204	0	4,127
Loans held for sale	487	0	507	0	507
Net loans	1,279,129	0	0	1,276,622	1,276,622
FHLB and other equity interests	7,533	n/a	n/a	n/a	n/a
Accrued interest receivable	8,032	368	3,302	4,362	8,032

LIABILITIES
Deposits	$(1,835,314)	$(1,569,552)	$(265,237)	$0	$(1,834,789)
FHLB and other borrowings	(87,950)	0	(87,833)	0	(87,833)
Subordinated debentures	(20,620)	0	(11,178)	0	(11,178)
Interest rate swaps	(1,116)	0	(1,116)	0	(1,116)
Accrued interest payable	(868)	(200)	(653)	(15)	(868)

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

21.  Parent Company Only Financial Information (Dollars in thousands)

CONDENSED BALANCE SHEETS	December 31,
	2014	2013

Assets
Cash	$1,556	$1,778
Trading securities	275	276
Investment in bank subsidiary	184,671	161,983
Investment in non-bank subsidiaries	23,720	22,738
Deferred tax asset	529	636
Other assets	2,301	2,240

Total assets	$213,052	$189,651

Liabilities
Borrowings from subsidiary	$1,350	$1,350
Subordinated debentures	20,620	20,620
Other liabilities	2,534	2,770

Total liabilities	24,504	24,740
Total shareholders’ equity	188,548	164,911

Total liabilities and shareholders’ equity	$213,052	$189,651

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,

	2014	2013	2012
Income:
Dividends from:
Bank subsidiary	$10,675	$1,875	$7,990
Non-bank subsidiaries	0	6,674	0
Other	170	208	208

Total income	10,845	8,757	8,198

Expenses	(1,520)	(1,461)	(1,457)

Income before income taxes and equity in undistributed net income of subsidiaries:	9,325	7,296	6,741
Income tax benefit	473	438	438
Equity in undistributed net income of bank subsidiary	12,327	14,080	8,682
Equity in undistributed net income (loss) of non-bank subsidiaries	949	(5,135)	1,275

Net income	$23,074	$16,679	$17,136

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2014	2013	2012
Net income
Adjustments to reconcile net income to net cash provided by	$23,074	$16,679	$17,136
operating activities:
Equity in undistributed net income of bank subsidiary	(12,327)	(14,080)	(8,682)
Equity in undistributed (net income) loss of non-bank subsidiaries	(949)	5,135	(1,275)
Net unrealized (gains) losses on trading securities	1	(47)	(54)
Decrease (increase) in other assets	(13)	112	47
Increase in other liabilities	601	384	385

Net cash provided by operating activities	10,387	8,183	7,557

Cash flows from investing activities	0	0	0

Cash flows from financing activities:
Dividends paid	(9,521)	(8,573)	(8,214)
Purchase of treasury stock	(1,675)	0	0
Net proceeds from sale of treasury stock and option exercises	587	739	950
Net advance to subsidiary	0	(600)	(200)

Net cash used in financing activities	(10,609)	(8,434)	(7,464)

Net increase (decrease) in cash	(222)	(251)	93
Cash beginning of year	1,778	2,029	1,936

Cash end of year	$1,556	$1,778	$2,029

22.  Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Unrealized holding gains (losses) on available for sale securities	$16,141	$(36,130)	$6,597
Less reclassification adjustment for gains recognized in earnings	(428)	(355)	(1,379)

Net unrealized gains (losses)	15,713	(36,485)	5,218
Tax effect	(5,499)	12,770	(1,826)

Net-of-tax amount	10,214	(23,715)	3,392

Unrealized holding gains on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	244	61	260
Less reclassification adjustment for impairment loss recognized in earnings	0	0	0

Net unrealized gains	244	61	260
Tax effect	(86)	(21)	(91)

Net-of-tax amount	158	40	169

Actuarial loss on postemployment health care plan	(117)	(219)	(578)
Net amortization of transition obligation and actuarial gain	149	61	41

Net unrealized loss on postemployment health care plan	32	(158)	(537)
Tax effect	(11)	55	188

Net-of-tax amount	21	(103)	(349)

Unrealized gain (loss) on interest rate swap	(213)	229	(465)
Less reclassification adjustment for losses recognized in earnings	384	400	390

Net unrealized gain (loss)	171	629	(75)
Tax effect	(60)	(220)	26

Net-of-tax amount	111	409	(49)

Other comprehensive income (loss)	$10,504	$(23,369)	$3,163

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2014, 2013, and 2012:

	Balance	Increase	Balance	Increase	Balance	Increase	Balance
	1/1/12	(Decrease)	12/31/12	(Decrease)	12/31/13	(Decrease)	12/31/14

Unrealized gains (losses) on securities available for sale	$12,478	$3,561	$16,039	$(23,675)	$(7,636)	$10,372	$2,736
Unrealized gain (loss) on postretirement benefits plan	(632)	(349)	(981)	(103)	(1,084)	21	(1,063)
Unrealized loss on interest rate swap	(1,085)	(49)	(1,134)	409	(725)	111	(614)

Total	$10,761	$3,163	$13,924	$(23,369)	$(9,445)	$10,504	$1,059

23.    Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Quarters Ended in 2014				Quarters Ended in 2013
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$21,437	$21,418	$21,532	$22,495	$16,704	$16,758	$17,465	$20,489
Net interest income	18,280	18,443	18,440	19,432	13,451	13,826	14,648	17,279
Provision for loan losses	1,019	1,501	1,038	282	930	3,115	846	1,247
Non-interest income	3,205	3,514	3,496	4,106	3,071	3,771	3,248	3,676
Non-interest expense	13,261	12,608	13,150	13,669	9,682	10,793	10,343	12,995
Net income	5,166	5,617	5,548	6,743	4,297	2,951	4,703	4,728
Net income per share, basic	0.36	0.39	0.39	0.47	0.34	0.24	0.38	0.33
Net income per share, diluted	0.36	0.39	0.39	0.47	0.34	0.24	0.38	0.33

During the quarter ended December 31, 2013, the Corporation completed its acquisition of FC Banc Corp. FC Banc Corp. results of operations were included in the Corporation’s results beginning October 12, 2013.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2014. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2014 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 6, 2015

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 6, 2015	Date: March 6, 2015

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for our 2015 annual meeting of stockholders (the “2015 proxy statement”), which we will file with the SEC on or before 120 days after our 2014 fiscal year-end, and which will appear in the 2015 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.bankcnb.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

Exhibit No.	Description

10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as Exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*

10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 6, 2015	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2015.

/s/ Joseph B. Bower, Jr.	/s/ Dennis L. Merrey
JOSEPH B. BOWER, JR.	DENNIS L. MERREY, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/Jeffrey S. Powell
RICHARD L. GRESLICK, JR.	JEFFREY S. POWELL, Director
Secretary and Director

/s/ Brian W. Wingard	/s/ James B. Ryan
BRIAN W. WINGARD	JAMES B. RYAN, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Falger	/s/ Nicholas C. Scott, Jr.
WILLIAM F. FALGER, Director	NICHOLAS C. SCOTT, JR., Director

/s/ R. Duane Hord	/s/ Richard B. Seager
R. DUANE HORD, Director	RICHARD B. SEAGER, Director

/s/ Robert W. Montler	/s/ Peter F. Smith
ROBERT W. MONTLER, Director	PETER F. SMITH, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Joel E. Peterson
JOEL E. PETERSON, Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.
3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.
10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*
10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*
10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*
10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*
10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference.*
21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Additional information mailed to shareholders with proxy statement and Form 10-K
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.