Form 10-Q
period 2015-03-31
CNB FINANCIAL CORP/PA
filed 2015-05-07
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock as of May 4, 2015

COMMON STOCK NO PAR VALUE PER SHARE: 14,403,058 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report on form 10-Q contains information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) continued relationships with major customers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices; and (xvii) our success at managing the foregoing items. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission (SEC). Such factors could have an adverse impact on our financial position and our results of operations.

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$47,762	$24,520
Interest bearing deposits with other banks	3,873	3,408

Total cash and cash equivalents	51,635	27,928

Interest bearing time deposits with other banks	225	225
Securities available for sale	655,400	685,720
Trading securities	4,502	4,505
Loans held for sale	1,661	887
Loans	1,359,975	1,359,596
Less: unearned discount	(3,849)	(4,307)
Less: allowance for loan losses	(17,682)	(17,373)

Net loans	1,338,444	1,337,916
FHLB and other equity interests	4,923	6,695
Premises and equipment, net	36,121	35,378
Bank owned life insurance	40,120	39,845
Mortgage servicing rights	815	856
Goodwill	27,194	27,194
Core deposit intangible	3,144	3,403
Accrued interest receivable and other assets	15,956	18,661

Total Assets	$2,180,140	$2,189,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$259,512	$244,743
Interest bearing deposits	1,607,869	1,602,336

Total deposits	1,867,381	1,847,079
FHLB and other long-term borrowings	75,652	75,715
Other short-term borrowings	0	35,980
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	20,605	21,271

Total liabilities	1,984,258	2,000,665

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,339	78,022
Retained earnings	113,800	110,619
Treasury stock, at cost (71,120 shares at March 31, 2015 and 69,066 shares at December 31, 2014)	(1,205)	(1,152)
Accumulated other comprehensive income	5,948	1,059

Total shareholders’ equity	195,882	188,548

Total Liabilities and Shareholders’ Equity	$2,180,140	$2,189,213

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	March 31,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans including fees	$17,496	$17,085
Securities:
Taxable	2,939	3,396
Tax-exempt	938	909
Dividends	268	47

Total interest and dividend income	21,641	21,437

INTEREST EXPENSE:
Deposits	2,047	2,072
Borrowed funds	818	898
Subordinated debentures (includes $96 and $97 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2015 and 2014, respectively)	186	187

Total interest expense	3,051	3,157

NET INTEREST INCOME	18,590	18,280
PROVISION FOR LOAN LOSSES	943	1,019

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,647	17,261

NON-INTEREST INCOME:
Wealth and asset management fees	766	672
Service charges on deposit accounts	1,017	1,041
Other service charges and fees	624	568
Net realized gains on available-for-sale securities (includes $19 and $66 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2015 and 2014, respectively)	19	66
Net realized and unrealized losses on trading securities	(32)	(25)
Mortgage banking	113	175
Bank owned life insurance	276	240
Other	314	468

Total non-interest income	3,097	3,205

NON-INTEREST EXPENSES:
Salaries and benefits	6,632	6,835
Net occupancy expense	1,799	1,761
Amortization of core deposit intangible	259	303
Data processing	1,037	1,103
State and local taxes	550	562
Legal, professional, and examination fees	312	442
Advertising	334	311
FDIC insurance premiums	296	340
Other	1,874	1,604

Total non-interest expenses	13,093	13,261

INCOME BEFORE INCOME TAXES	7,651	7,205
INCOME TAX EXPENSE (includes ($27) and ($11) income tax expense from reclassification items in 2015 and 2014, respectively)	2,086	2,039

NET INCOME	$5,565	$5,166

EARNINGS PER SHARE:
Basic	$0.39	$0.36
Diluted	$0.39	$0.36
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2015	2014
NET INCOME	$5,565	$5,166
Other comprehensive income, net of tax:

Net change in fair value of interest rate swap agreements designated as cash flow hedges:

Unrealized gain on interest rate swaps, net of tax of $43 and $21, respectively	(81)	(39)

Reclassification adjustment for losses recognized in earnings, net of tax of ($34) and ($34), respectively	62	63

	(19)	24

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of $0 and ($48), respectively	0	89

Unrealized gains on other securities available for sale:
Unrealized gains arising during the period, net of tax of ($2,650) and ($2,306), respectively	4,920	4,283
Reclassification adjustment for realized gains included in net income, net of tax of $7 and $23, respectively	(12)	(43)

	4,908	4,240

Other comprehensive income	4,889	4,353

COMPREHENSIVE INCOME	$10,454	$9,519

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,565	$5,166
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	943	1,019
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	1,018	1,011
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(800)	157
Net realized gains on sales of available-for-sale securities	(19)	(66)
Net realized and unrealized losses on trading securities	32	25
Proceeds from sale of trading securities	274	0
Purchase of trading securities	(303)	0
Gain on sale of loans	(81)	(119)
Net (losses) on dispositions of premises and equipment and foreclosed assets	18	(105)
Proceeds from sale of loans	1,899	2,223
Origination of loans held for sale	(2,622)	(2,021)
Income on bank owned life insurance	(276)	(240)
Stock-based compensation expense	157	208
Contribution of treasury stock	12	30
Changes in:
Accrued interest receivable and other assets	2,855	2,620
Accrued interest payable and other liabilities	(3,424)	(3,436)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,248	6,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	0	50
Proceeds from maturities, prepayments and calls of available-for-sale securities	25,021	20,162
Proceeds from sales of available-for-sale securities	32,949	12,951
Purchase of available-for-sale securities	(20,763)	(29,027)
Loan origination and payments, net	(96)	1,201
Redemption of FHLB and other equity interests	1,772	14
Purchase of premises and equipment	(1,435)	(1,910)
Proceeds from the sale of premises and equipment and foreclosed assets	4	164

NET CASH PROVIDED BY INVESTING ACTIVITIES	37,452	3,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	(14,977)	38,520
Certificates of deposit	35,279	(45,176)
Purchase of treasury stock	(868)	0
Cash dividends paid	(2,384)	(2,387)
Repayment of long-term borrowings	(63)	(51)
Proceeds from long-term borrowings	0	950
Net change in short-term borrowings	(35,980)	2,300

NET CASH USED IN FINANCING ACTIVITIES	(18,993)	(5,844)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,707	4,233
CASH AND CASH EQUIVALENTS, Beginning	27,928	29,633

CASH AND CASH EQUIVALENTS, Ending	$51,635	$33,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,034	$3,201
Income taxes	$38	$542
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$172	$129
Grant of restricted stock awards from treasury stock	$821	$609

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the SEC and in compliance with accounting principles generally accepted in the United States of America (“GAAP”). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2015 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2014 (the “2014 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the fourth anniversary of the grant date. For independent directors, the vesting schedule is one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant date.

At March 31, 2015, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three month periods ended March 31, 2015 and 2014.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $157 and $208 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $1,465 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2015 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	68,210	$16.82
Granted	48,300	17.00
Vested	(26,660)	16.53

Nonvested at end of period	89,850	$17.00

3.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at March 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$148,633	$0	$148,633	$0
States and political subdivisions	180,697	0	180,697	0
Residential and multi-family mortgage	242,952	0	242,952	0
Corporate notes and bonds	19,536	0	19,536	0
Pooled trust preferred	905	0	0	905
Pooled SBA	61,672	0	61,672	0
Other securities	1,005	1,005	0	0

Total Securities Available For Sale	$655,400	$1,005	$653,490	$905

Trading Securities:
Corporate equity securities	$3,034	$3,034	$0	$0
Mutual funds	1,000	1,000	0	0
Certificates of deposit	256	256	0	0
Corporate notes and bonds	157	0	157	0
U.S. Government sponsored entities	55	0	55	0

Total Trading Securities	$4,502	$4,290	$212	$0

Liabilities,
Interest rate swaps	$(974)	$0	$(974)	$0

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$155,564	$0	$155,564	$0
States and political subdivisions	181,002	0	181,002	0
Residential and multi-family mortgage	265,164	0	265,164	0
Corporate notes and bonds	19,430	0	19,430	0
Pooled trust preferred	905	0	0	905
Pooled SBA	62,653	0	62,653	0
Other securities	1,002	1,002	0	0

Total Securities Available For Sale	$685,720	$1,002	$683,813	$905

Trading Securities:
Corporate equity securities	$3,044	$3,044	$0	$0
Mutual funds	997	997	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	157	0	157	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,505	$4,294	$211	$0

Liabilities,
Interest rate swaps	$(946)	$0	$(946)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and March 31, 2014:

	2015	2014
Balance, January 1	$905	$661
Total gains or (losses):
Included in other comprehensive income (unrealized)	0	137

Balance, March 31	$905	$798

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$905	Discounted cash flow	Collateral default rate	0.83% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	13% 2.0% constant prepayment rate in 2015 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$905	Discounted cash flow	Collateral default rate	1% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	11% 2.0% constant prepayment rate in 2015 and thereafter

At March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at March 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,431	0	0	$2,431
Commercial, industrial, and agricultural	2,563	0	0	2,563

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,353	0	0	$2,353
Commercial, industrial, and agricultural	2,820	0	0	2,820

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $7,049 with a valuation allowance of $2,056 as of March 31, 2015, resulting in an additional provision for loan losses of $3 for the corresponding three month period. Impaired loans had a recorded investment of $7,423 with a valuation allowance of $2,250 as of December 31, 2014, resulting in an additional provision for loan losses of $350 for the corresponding three month period.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,431	Sales comparison approach	Adjustment for differences between the comparable sales	33% - 83% (44%)

Impaired loans – commercial, industrial, and agricultural	$2,563	Sales comparison approach	Adjustment for differences between the comparable sales	7%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,353	Sales comparison approach	Adjustment for differences between the comparable sales	34% - 100% (44%)

Impaired loans – commercial, industrial, and agricultural	$2,820	Sales comparison approach	Adjustment for differences between the comparable sales	8% - 49% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2015:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$51,635	$51,635	$0	$0	$51,635
Interest bearing time deposits with other banks	225	0	225	0	225
Securities available for sale	655,400	1,005	653,490	905	655,400
Trading securities	4,502	4,290	212	0	4,502
Loans held for sale	1,661	0	1,712	0	1,712
Net loans	1,338,444	0	0	1,356,178	1,356,178
FHLB and other equity interests	4,923	n/a	n/a	n/a	n/a
Accrued interest receivable	7,667	6	3,850	3,811	7,667

LIABILITIES
Deposits	$(1,867,381)	$(1,655,195)	$(212,358)	$0	$(1,867,553)
FHLB and other borrowings	(75,652)	0	(76,217)	0	(76,217)
Subordinated debentures	(20,620)	0	(11,415)	0	(11,415)
Interest rate swaps	(974)	0	(974)	0	(974)
Accrued interest payable	(923)	(362)	(545)	(16)	(923)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2014:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,928	$27,928	$0	$0	$27,928
Interest bearing time deposits with other banks	225	0	224	0	224
Securities available for sale	685,720	1,002	683,813	905	685,720
Trading securities	4,505	4,296	209	0	4,505
Loans held for sale	887	0	938	0	938
Net loans	1,337,916	0	0	1,337,537	1,337,537
FHLB and other equity interests	6,695	n/a	n/a	n/a	n/a
Accrued interest receivable	7,441	5	3,503	3,933	7,441

LIABILITIES
Deposits	$(1,847,079)	$(1,670,172)	$(176,036)	$0	(1,846,208)
FHLB and other borrowings	(111,695)	0	(111,821)	0	(111,821)
Subordinated debentures	(20,620)	0	(11,395)	0	(11,395)
Interest rate swaps	(946)	0	(946)	0	(946)
Accrued interest payable	(804)	(358)	(430)	(16)	(804)

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

Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value. The Level classification of accrued interest receivable is matched to the corresponding Level of the asset with which it is associated.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 1 classification. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

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

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures. Also, non-financial assets such as, among other things, the estimated earning power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet, may have value but are not included in the fair value disclosures.

4.	SECURITIES

Securities available for sale at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015				December 31, 2014
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$146,329	$2,711	$(407)	$148,633	$155,482	$2,301	$(2,219)	$155,564
State & political subdivisions	172,948	7,885	(136)	180,697	174,600	6,804	(402)	181,002
Residential & multi-family mortgage	240,172	3,766	(986)	242,952	265,678	2,291	(2,805)	265,164
Corporate notes & bonds	20,792	167	(1,423)	19,536	20,791	139	(1,500)	19,430
Pooled trust preferred	800	105	0	905	800	105	0	905
Pooled SBA	61,515	1,157	(1,000)	61,672	63,139	1,074	(1,560)	62,653
Other securities	1,020	0	(15)	1,005	1,020	0	(18)	1,002

Total	$643,576	$15,791	$(3,967)	$655,400	$681,510	$12,714	$(8,504)	$685,720

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Corporate equity securities	$3,034	$3,044
Mutual funds	1,000	997
Certificates of deposit	256	253
Corporate notes and bonds	157	157
U.S. Government sponsored entities	55	54

Total	$4,502	$4,505

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$12,509	$(16)	$65,116	$(391)	$77,625	$(407)
State & political subdivisions	14,513	(61)	5,412	(75)	19,925	(136)
Residential & multi-family mortgage	33,201	(174)	58,378	(812)	91,579	(986)
Corporate notes & bonds	0	0	7,984	(1,423)	7,984	(1,423)
Pooled SBA	0	0	32,991	(1,000)	32,991	(1,000)
Other securities	0	0	1,005	(15)	1,005	(15)

	$60,223	$(251)	$171,792	$(3,716)	$232,015	$(3,967)

December 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$26,069	$(149)	$85,016	$(2,070)	$111,085	$(2,219)
State & political subdivisions	16,398	(179)	12,363	(223)	28,761	(402)
Residential & multi-family mortgage	70,360	(603)	99,397	(2,202)	169,757	(2,805)
Corporate notes & bonds	5,008	(30)	7,935	(1,470)	12,943	(1,500)
Pooled SBA	0	(0)	34,608	(1,560)	34,608	(1,560)
Other securities	0	(0)	1,002	(18)	1,002	(18)

	$117,835	$(961)	$240,321	$(7,543)	$358,156	$(8,504)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2015 and 2014 is as follows:

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

As of March 31, 2015 and December 31, 2014, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2015	$32,949	$136	$117
Three months ended March 31, 2014	$12,951	$149	$83

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2015:

	Amortized Cost	Fair Value
1 year or less	26,601	26,752
1 year – 5 years	170,252	175,000
5 years – 10 years	111,026	114,745
After 10 years	32,990	33,274

	340,869	349,771
Residential and multi-family mortgage	240,172	242,952
Pooled SBA	61,515	61,672

Total debt securities	$642,556	$654,395

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2015 and December 31, 2014, securities carried at $292,962 and $325,799, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Commercial, industrial, and agricultural	$436,305	$428,458
Commercial mortgages	345,561	352,752
Residential real estate	504,569	502,317
Consumer	67,461	69,648
Credit cards	5,004	5,233
Overdrafts	1,075	1,188
Less: unearned discount	(3,849)	(4,307)
allowance for loan losses	(17,682)	(17,373)

Loans, net	$1,338,444	$1,337,916

At March 31, 2015 and December 31, 2014, net unamortized loan costs of $219 and $483, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 32% and 32% of the Corporation’s total loan portfolio at March 31, 2015 and December 31, 2014, respectively. Commercial mortgage loans comprised 26% of the Corporation’s total loan portfolio at March 31, 2015 and December 31, 2014. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 37% and 37% of the Corporation’s total loan portfolio at March 31, 2015 and December 31, 2014, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through

Freddie Mac. Loans originated for sale into the secondary market are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both March 31, 2015 and December 31, 2014. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended March 31, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(74)	0	(66)	(523)	(42)	(57)	(762)
Recoveries	15	50	1	29	3	30	128
Provision (benefit) for loan losses	168	(64)	372	418	42	7	943

Allowance for loan losses, March 31, 2015	$7,223	$5,296	$2,786	$2,129	$74	$174	$17,682

Transactions in the allowance for loan losses for the three months ended March 31, 2014 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	0	(50)	(122)	(399)	(21)	(58)	(650)
Recoveries	0	0	19	22	2	28	71
Provision (benefit) for loan losses	66	218	108	586	21	20	1,019

Allowance for loan losses, March 31, 2014	$8,278	$3,704	$2,455	$1,972	$68	$197	$16,674

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2015 and December 31, 2014. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

March 31, 2015

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$205	$407	$193	$0	$0	$0	$805
Collectively evaluated for impairment	6,240	2,471	2,593	2,129	74	174	13,681
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	778	2,418	0	0	0	0	3,196

Total ending allowance balance	$7,223	$5,296	$2,786	$2,129	$74	$174	$17,682

Loans:
Individually evaluated for impairment	$3,434	$490	$657	$0	$0	$0	$4,581
Collectively evaluated for impairment	428,991	329,829	503,912	67,461	5,004	1,075	1,336,272
Acquired with deteriorated credit quality	0	713	0	0	0	0	713
Modified in a troubled debt restructuring	3,880	14,529	0	0	0	0	18,409

Total ending loans balance	$436,305	$345,561	$504,569	$67,461	$5,004	$1,075	$1,359,975

December 31, 2014

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$254	$294	$197	$0	$0	$0	$745
Collectively evaluated for impairment	6,703	2,503	2,282	2,205	71	194	13,958
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	157	2,513	0	0	0	0	2,670

Total ending allowance balance	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

Loans:
Individually evaluated for impairment	$3,394	$494	$657	$0	$0	$0	$4,545
Collectively evaluated for impairment	421,144	336,801	501,660	69,648	5,233	1,188	1,335,674
Acquired with deteriorated credit quality	0	719	0	0	0	0	719
Modified in a troubled debt restructuring	3,920	14,738	0	0	0	0	18,658

Total ending loans balance	$428,458	$352,752	$502,317	$69,648	$5,233	$1,188	$1,359,596

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

March 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$6,225	$6,225	$983
Commercial mortgage	10,762	10,269	2,825
Residential real estate	400	400	193
With no related allowance recorded:
Commercial, industrial, and agricultural	2,644	1,693	0
Commercial mortgage	4,757	4,750	0
Residential real estate	319	257	0

Total	$25,107	$23,594	$4,001

December 31, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,737	$5,737	$411
Commercial mortgage	10,651	10,212	2,807
Residential real estate	400	400	197
With no related allowance recorded:
Commercial, industrial, and agricultural	2,530	1,577	0
Commercial mortgage	5,020	5,020	0
Residential real estate	319	257	0

Total	$24,657	$23,203	$3,415

	Three Months Ended March 31, 2015
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$5,981	$35	$35
Commercial mortgage	10,241	0	0
Residential real estate	400	2	2
With no related allowance recorded:
Commercial, industrial, and agricultural	1,636	10	10
Commercial mortgage	4,886	0	0
Residential real estate	257	2	2

Total	$23,401	$49	$49

	Three Months Ended March 31, 2014
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,660	$1	$1
Commercial mortgage	5,319	0	0
Residential real estate	0	8	8
With no related allowance recorded:
Commercial, industrial, and agricultural	2,130	0	0
Commercial mortgage	6,970	0	0
Residential real estate	0	0	0

Total	$19,079	$9	$9

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$715	$0	$796	$0
Commercial mortgages	4,447	0	4,323	0
Residential real estate	3,152	57	3,026	213
Consumer	844	0	1,045	0
Credit cards	0	0	0	0

Total	$9,158	$57	$9,190	$213

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans.

March 31, 2015

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total
Commercial, industrial, and agricultural	$2,550	$69	$223	$2,842	$433,463	$436,305
Commercial mortgages	2,395	1,144	4,447	7,986	337,575	345,561
Residential real estate	2,385	614	3,209	6,208	498,361	504,569
Consumer	146	49	844	1,039	66,422	67,461
Credit cards	0	0	0	0	5,004	5,004
Overdrafts	0	0	0	0	1,075	1,075

Total	$7,476	$1,876	$8,723	$18,075	$1,341,900	$1,359,975

December 31, 2014

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total Past	Loans Not
	Past Due	Past Due	Past Due	Due	Past Due	Total
Commercial, industrial, and agricultural	$888	$588	$294	$1,770	$426,688	$428,458
Commercial mortgages	20	1,351	4,323	5,694	347,058	352,752
Residential real estate	2,719	1,191	3,239	7,149	495,168	502,317
Consumer	265	122	1,045	1,432	68,216	69,648
Credit cards	0	83	0	83	5,150	5,233
Overdrafts	0	0	0	0	1,188	1,188

Total	$5,083	$2,144	$8,901	$16,128	$1,343,468	$1,359,596

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	6	$3,880	$778	6	$3,920	$157
Commercial mortgages	9	14,529	2,418	9	14,738	2,513
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$18,409	$3,196	15	$18,658	$2,670

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2015 or March 31, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2015 and December 31, 2014 and no principal balances were forgiven in connection with the loan restructurings.

In order to determine whether a borrower is experiencing financial difficulty, the Corporation performs an evaluation using the its internal underwriting policies of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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

March 31, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$414,492	$4,818	$16,641	$354	$436,305
Commercial mortgages	323,722	0	21,403	436	345,561

Total	$738,214	$4,818	$38,044	$790	$781,866

December 31, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$402,923	$6,703	$18,525	$307	$428,458
Commercial mortgages	328,614	0	23,699	439	352,752

Total	$731,537	$6,703	$42,224	$746	$781,210

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$501,360	$66,617	$5,004	$499,078	$68,603	$5,233
Non-performing	3,209	844	0	3,239	1,045	0

Total	$504,569	$67,461	$5,004	$502,317	$69,648	$5,233

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”) are considered to be subprime loans. Holiday is a subsidiary that offers small balance unsecured and secured loans primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio.

Holiday’s loan portfolio is summarized as follows at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Consumer	$25,700	$27,916
Residential real estate	1,219	1,270
Less: unearned discount	(3,849)	(4,307)

Total	$23,070	$24,879

6.	DEPOSITS

Total deposits at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Percentage Change	March 31, 2015	December 31, 2014
Checking, non-interest bearing	6.0%	$259,512	$244,743
Checking, interest bearing	-3.1%	438,867	453,102
Savings accounts	-1.6%	956,816	972,327
Certificates of deposit	34.1%	212,186	176,907

	1.1%	$1,867,381	$1,847,079

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2015, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended March 31,
	2015	2014
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,565	$5,166
Net earnings allocated to participating securities	(29)	(22)

Net earnings allocated to common stock	$5,536	$5,144

Distributed earnings allocated to common stock	$2,370	$2,375
Undistributed earnings allocated to common stock	3,166	2,769

Net earnings allocated to common stock	$5,536	$5,144

Weighted average common shares outstanding, including shares considered participating securities	14,424	14,444
Less: Average participating securities	(67)	(52)

Weighted average shares	14,357	14,392

Basic earnings per common share	$0.39	$0.36

Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,536	$5,144

Weighted average common shares outstanding for basic earnings per common share	14,357	14,392
Add: Dilutive effects of assumed exercises of stock options	0	2

Weighted average shares and dilutive potential common shares	14,357	14,394

Diluted earnings per common share	$0.39	$0.36

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At March 31, 2015, the variable rate on the subordinated debt was 1.79% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of March 31, 2015 and December 31, 2014, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

		Fair value as of
	Balance Sheet	March 31,	December 31,
	Location	2015	2014
Interest rate contracts	Accrued interest and other liabilities	($974)	($946)

For the Three Months
Ended March 31, 2015	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	$(19)		Interest expense – subordinated debentures	($96)	Other income	$0
For the Three Months
Ended March 31, 2014	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$24		Interest expense – subordinated debentures	($97)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $379. As of March 31, 2015 and December 31, 2014, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued Accounting Standards Update 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” (ASU 2014-04). The amendments in ASU 2014-04 clarify the circumstances under which an in substance repossession or foreclosure occurs and when a creditor is considered to have received physical possession of a residential real estate property collateralizing a residential real estate loan. The amendments in ASU 2014-04 also require interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for reporting periods beginning after December 15, 2014. The effect of adopting ASU 2014-04 did not have a material effect on the Corporation’s financial statements.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren, and the Ohio county of Ashtabula. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015, or any future period.

GENERAL OVERVIEW

Management uses return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. During the past several years, in order to address the historically low interest rates that are primarily tied to short-term rates, such as the Prime Rate, the Corporation has taken a variety of measures including instituting rate floors on our commercial lines of credit and home equity lines.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $51.6 million at March 31, 2015 compared to $27.9 million at December 31, 2014. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business. During the last few weeks of the first quarter of 2015, the Corporation experienced higher than expected cash inflows from deposit growth and investment security maturities and pre-payments. These funds were used to pay-down overnight borrowings, with the remaining amount being temporarily placed in interest earning cash accounts until new securities were purchased in April 2015.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities decreased by $30.3 million or 4.4% since December 31, 2014, and associated cash proceeds were used primarily to pay down short-term borrowings. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $837 thousand, or 0.1%, during the first three months of 2015. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. Although loan balances increased only slightly in the first quarter, the Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2015.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Three months ending March 31, 2015	Year ending December 31, 2014	Three months ending March 31, 2014
Balance at beginning of period	$17,373	$16,234	$16,234
Charge-offs:
Commercial, industrial, and agricultural	(74)	(618)	—
Commercial mortgages	—	(50)	(50)
Residential real estate	(66)	(436)	(122)
Consumer	(523)	(1,744)	(399)
Credit cards	(42)	(78)	(21)
Overdrafts	(57)	(256)	(58)

Recoveries:
Commercial, industrial, and agricultural	15	1	—
Commercial mortgages	50	210	—
Residential real estate	1	41	19
Consumer	29	93	22
Credit cards	3	25	2
Overdraft deposit accounts	30	111	28

	128	481	71

Net charge-offs	(634)	(2,701)	(579)

Provision for loan losses	943	3,840	1,019

Balance at end of period	$17,682	$17,373	$16,674

Loans, net of unearned	$1,356,126	$1,355,289	$1,294,096
Allowance to net loans	1.30%	1.28%	1.29%
Net charge-offs to average loans (annualized)	0.19%	0.18%	0.18%
Nonperforming assets	$10,192	$10,209	$13,147
Nonperforming % of total assets	0.47%	0.47%	0.62%

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

25

The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends.

The historical loss factors for both the reviewed and homogeneous pools are adjusted based on the following six qualitative factors:

•	levels of and trends in delinquencies, non-accrual loans, and classified loans;

•	trends in volume and terms of loans;

•	effects of any changes in lending policies and procedures;

•	experience and ability of management;

•	national and local economic trends and conditions; and

•	concentrations of credit.

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

During the three months ended March 31, 2015, CNB recorded a provision for loan losses of $943 thousand, as compared to a provision for loan losses of $1.0 million for the three months ended March 31, 2014. During the first quarter of 2015, a commercial and industrial loan that was modified in a troubled debt restructuring in 2014 deteriorated and resulted in an additional provision for loan losses of $620 thousand. The additional $323 thousand of provision for loan losses in the first quarter of 2015 resulted in a lower total provision for loan losses than was recorded in the first quarter of 2014. The decrease in the provision for loan losses from the first quarter of 2014 to the first quarter of 2015 reflects lower levels of non-accrual loans, past due loans and loans classified as special mention, substandard and doubtful during the respective periods. Non-accrual loans as of March 31, 2015 were $9,158 compared to $11,644 as of March 31, 2014. Total past due loans as of March 31, 2015 were $18,075 compared to $24,698 as of March 31, 2014. Total special mention, substandard and doubtful loans as of March 31, 2015 were $43,652 compared to $77,833 as of March 31, 2014.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at March 31, 2015.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $20.3 million from $1.847 billion at December 31, 2014 to $1.867 billion at March 31, 2015.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2015. Total shareholders’ equity was $195.9 million at March 31, 2015 and $188.5 million at December 31, 2014. In the first three months of 2015, the Corporation earned $5.6 million and declared dividends of $2.4 million, resulting in a dividend payout ratio of 42.3% of net income.

The Corporation is required to comply with standards of capital adequacy mandated by banking regulators. On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The March 31, 2015 regulatory capital ratios were prepared under the Basel III capital requirements. Prior year ratios were prepared under Basel I requirements. The Corporation exceeded all of its regulatory capital requirements under the applicable guidelines for the respective periods.

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Total risk-based capital ratio	14.07%	14.30%
Tier 1 capital ratio	12.84%	13.06%
Tier 1 common equity ratio	11.45%	N/A
Leverage ratio	8.59%	8.39%
Tangible common equity/tangible assets (1)	7.70%	7.32%
Book value per share	$13.60	$13.09
Tangible book value per share (1)	11.49	$10.97

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	March 31, 2015	December 31, 2014
Shareholders’ equity	$195,882	$188,548
Less goodwill	27,194	27,194
Less core deposit intangible	3,144	3,403

Tangible common equity	$165,544	$157,951

Total assets	$2,180,140	$2,189,213
Less goodwill	27,194	27,194
Less core deposit intangible	3,144	3,403

Tangible assets	$2,149,802	$2,158,616

Ending shares outstanding	14,402,362	14,404,416
Tangible book value per share	$11.49	$10.97
Tangible common equity/tangible assets	7.70%	7.32%

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2015 (in thousands):

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fixed Rate	Fixed Rate	Fixed Rate	Variable Rate
Commitments to make loans	$23,737	$236,461	$28,831	$254,269
Unused lines of credit	0	81,288	0	80,428
Standby letters of credit	0	15,501	0	15,132

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at March 31, 2015 have interest rates ranging from 1.69% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2014 have interest rates ranging from 1.69% to 18.00% and maturities ranging from 3 months to 20 years.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2015			March 31, 2014
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	524,653	2.26%	2,939	567,027	2.36%	3,396
Tax-Exempt (1,2)	135,695	4.30%	1,414	128,424	4.31%	1,367
Equity Securities (1,2)	9,286	15.64%	363	2,271	6.34%	36

Total securities	669,634	2.85%	4,716	697,722	2.73%	4,799

Loans:
Commercial (2)	439,895	4.77%	5,250	392,731	5.16%	5,066
Mortgage (2)	852,783	4.97%	10,597	842,506	5.10%	10,734
Consumer	70,001	10.44%	1,827	56,748	10.21%	1,449

Total loans (3)	1,362,679	5.19%	17,674	1,291,985	5.34%	17,249

Total earning assets	2,032,313	4.42%	$22,390	1,989,707	4.42%	$22,048

Non interest-bearing assets:
Cash and due from banks	31,230			29,137
Premises and equipment	35,938			32,231
Other assets	92,738			91,696
Allowance for loan losses	(17,681)			(16,546)

Total non interest-bearing assets	142,225			136,518

TOTAL ASSETS	$2,174,538			$2,126,225

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$442,468	0.35%	$386	$439,977	0.36%	$393
Savings	961,222	0.49%	1,177	925,407	0.47%	1,083
Time	192,326	1.01%	484	237,385	1.00%	596

Total interest-bearing deposits	1,596,016	0.51%	2,047	1,602,769	0.52%	2,072
Short-term borrowings	19,807	0.53%	26	17,877	0.18%	8
Long-term borrowings	75,668	4.19%	792	75,283	4.73%	890
Subordinated debentures	20,620	3.61%	186	20,620	3.63%	187

Total interest-bearing liabilities	1,712,111	0.71%	$3,051	1,716,549	0.74%	$3,157

Demand - non interest-bearing	248,163			215,566
Other liabilities	20,205			21,495

Total liabilities	1,980,479			1,953,610
Shareholders’ equity	194,059			172,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,174,538			$2,126,225

Interest income/Earning assets		4.42%	$22,390		4.42%	$22,048
Interest expense/Interest-bearing liabilities		0.71%	3,051		0.74%	3,157

Net interest spread		3.71%	$19,339		3.68%	$18,891

Interest income/Earning assets		4.42%	22,390		4.42%	22,048
Interest expense/Earning assets		0.60%	3,051		0.63%	3,157

Net interest margin		3.82%	$19,339		3.78%	$18,891

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.6 million in the first quarter of 2015 and $5.2 million in the first quarter of 2014. The earnings per diluted share were $0.39 in the first quarter of 2015 and $0.36 in the first quarter of 2014. The annualized return on assets and return on equity for the first quarter of 2015 are 1.02% and 11.47% compared to 0.97% and 11.97% for the first quarter of 2014.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.82% for the three months ended March 31, 2015, compared to 3.79% for the three months ended March 31, 2014. Net accretion included in loan interest income in the first quarter of 2015 related to loans acquired in the fourth quarter of 2013 was $1.1 million, which resulted in an increase in the March 31, 2015 net interest margin of 21 basis points and was $740 thousand for the three months ended March 31, 2014, which resulted in an increase to the net interest margin of 15 basis points. During the first three month of 2015, the Corporation received dividend income from its equity investment in FHLB stock of $217 thousand compared to $56 thousand during the first quarter of 2014.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $943 thousand in the first quarter of 2015 compared to $1.0 million in the first quarter of 2014. During the first quarter of 2015, a commercial and industrial loan that was modified in a troubled debt restructuring in 2014 deteriorated and resulted in an additional provision for loan losses of $620 thousand. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the decrease in the provision for loan losses in the first quarter of 2015 compared to the first quarter of 2014 primarily reflects lower levels of non-accrual loans, past due loans and loans classified as special mention, substandard and doubtful during the respective periods.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2015.

NON-INTEREST INCOME

Non-interest income was $3.1 million for the three months ended March 31, 2015, compared to $3.2 million for the three months ended March 31, 2014. This decrease is due mostly to lower securities gains, lower overdraft fees and lower mortgage loan sales gains in the first quarter of 2015 as compared to the first quarter of 2014.

NON-INTEREST EXPENSES

Total non-interest expenses decreased $175 thousand, or 1.3%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and no significant changes occurred in the individual expenses that comprise the total. The ratio of non-interest expenses to average assets was 2.41% and 2.49% during the quarters ended March 31, 2015 and 2014, respectively.

INCOME TAX EXPENSE

Income tax expense was $2.1 million in the first quarter of 2015 and $2.0 million in the first quarter of 2014, resulting in effective tax rates of 27.3% and 28.3% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Securities), and Note 5 (Loans) of the Corporation’s 2014 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2014.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. All interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

March 31, 2015		December 31, 2014
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	-0.2%	400	-0.1%
300	0.4%	300	1.1%
100	0.9%	100	1.4%
(100)	-2.3%	(100)	-2.9%

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) (“Exchange Act”). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2014 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 7, 2015	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 7, 2015	/s/ Brian W. Wingard
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