Form 10-Q
period 2015-06-30
CNB FINANCIAL CORP/PA
filed 2015-08-06
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the issuer’s common stock as of August 3, 2015

COMMON STOCK NO PAR VALUE PER SHARE: 14,405,117 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) continued relationships with major customers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices; and (xvii) our success at managing the foregoing items. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission (SEC). Such factors could have an adverse impact on our financial position and our results of operations.

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$27,130	$24,520
Interest bearing deposits with other banks	3,270	3,408

Total cash and cash equivalents	30,400	27,928
Interest bearing time deposits with other banks	225	225
Securities available for sale	640,009	685,720
Trading securities	4,769	4,505
Loans held for sale	2,271	887
Loans	1,455,668	1,359,596
Less: unearned discount	(4,204)	(4,307)
Less: allowance for loan losses	(17,504)	(17,373)

Net loans	1,433,960	1,337,916
FHLB and other equity interests	13,042	6,695
Premises and equipment, net	38,171	35,378
Bank owned life insurance	40,410	39,845
Mortgage servicing rights	875	856
Goodwill	27,194	27,194
Core deposit intangible	2,885	3,403
Accrued interest receivable and other assets	19,578	18,661

Total Assets	$2,253,789	$2,189,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$257,873	$244,743
Interest bearing deposits	1,604,875	1,602,336

Total deposits	1,862,748	1,847,079
FHLB and other long-term borrowings	75,589	75,715
Other short-term borrowings	76,055	35,980
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	26,040	21,271

Total liabilities	2,061,052	2,000,665

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,488	78,022
Retained earnings	117,025	110,619
Treasury stock, at cost (69,016 shares at June 30, 2015 and 69,066 shares at December 31, 2014)	(1,170)	(1,152)
Accumulated other comprehensive income (loss)	(606)	1,059

Total shareholders’ equity	192,737	188,548

Total Liabilities and Shareholders’ Equity	$2,253,789	$2,189,213

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	June 30,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans including fees	$17,339	$17,069
Securities:
Taxable	2,911	3,350
Tax-exempt	949	927
Dividends	107	72

Total interest and dividend income	21,306	21,418

INTEREST EXPENSE:
Deposits	2,165	2,077
Borrowed funds	805	713
Subordinated debentures (includes $94 and $94 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2015 and 2014, respectively)	185	185

Total interest expense	3,155	2,975

NET INTEREST INCOME	18,151	18,443
PROVISION FOR LOAN LOSSES	486	1,501

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,665	16,942

NON-INTEREST INCOME:
Wealth and asset management fees	751	753
Service charges on deposit accounts	1,094	1,145
Other service charges and fees	761	670
Net realized gains on available-for-sale securities (includes $472 and $138 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2015 and 2014, respectively)	472	138
Net realized and unrealized gains (losses) on trading securities	(29)	99
Mortgage banking	207	183
Bank owned life insurance	289	239
Other	596	287

Total non-interest income	4,141	3,514

NON-INTEREST EXPENSES:
Salaries and benefits	7,506	6,443
Net occupancy expense	1,794	1,760
Amortization of core deposit intangible	259	301
Data processing	1,091	841
State and local taxes	474	454
Legal, professional, and examination fees	338	302
Advertising	419	431
FDIC insurance premiums	323	344
Other	1,917	1,732

Total non-interest expenses	14,121	12,608

INCOME BEFORE INCOME TAXES	7,685	7,848
INCOME TAX EXPENSE (includes ($132) and ($15) income tax expense from reclassification items in 2015 and 2014, respectively)	2,083	2,231

NET INCOME	$5,602	$5,617

EARNINGS PER SHARE:
Basic	$0.39	$0.39
Diluted	$0.39	$0.39
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended
	June 30,
	2015	2014

INTEREST AND DIVIDEND INCOME:
Loans including fees	$34,835	$34,154
Securities:
Taxable	5,850	6,690
Tax-exempt	1,887	1,836
Dividends	375	175

Total interest and dividend income	42,947	42,855

INTEREST EXPENSE:
Deposits	4,212	4,149
Borrowed funds	1,623	1,611
Subordinated debentures (includes $189 and $191 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2015 and 2014, respectively)	371	372

Total interest expense	6,206	6,132

NET INTEREST INCOME	36,741	36,723
PROVISION FOR LOAN LOSSES	1,429	2,520

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,312	34,203

NON-INTEREST INCOME:
Wealth and asset management fees	1,517	1,425
Service charges on deposit accounts	2,111	2,186
Other service charges and fees	1,385	1,238
Net realized gains on available-for-sale securities (includes $491 and $204 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2015 and 2014, respectively)	491	204
Net realized and unrealized gains (losses) on trading securities	(61)	74
Mortgage banking	320	358
Bank owned life insurance	565	479
Other	910	755

Total non-interest income	7,238	6,719

NON-INTEREST EXPENSES:
Salaries and benefits	14,138	13,278
Net occupancy expense	3,593	3,521
Amortization of core deposit intangible	518	604
Data processing	2,128	1,944
State and local taxes	1,024	1,016
Legal, professional, and examination fees	650	744
Advertising	753	742
FDIC insurance premiums	619	684
Other	3,791	3,336

Total non-interest expenses	27,214	25,869

INCOME BEFORE INCOME TAXES	15,336	15,053
INCOME TAX EXPENSE (includes ($106) and ($5) income tax expense from reclassification items in 2015 and 2014, respectively)	4,169	4,270

NET INCOME	$11,167	$10,783

EARNINGS PER SHARE:
Basic	$0.77	$0.75
Diluted	$0.77	$0.75
DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Dollars in thousands

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$5,602	$5,617	$11,167	$10,783
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of ($1) and $37 for the three months ended June 30, 2015 and 2014, and $37 and $58 for the six months ended June 30, 2015 and 2014	2	(68)	(78)	(107)
Reclassification adjustment for losses recognized in earnings, net of tax of ($33) and ($33) for the three months ended June 30, 2015 and 2014, and ($66) and ($67) for the six months ended June 30, 2015 and 2014	61	61	123	124

	63	(7)	45	17

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of ($90) and $0 for the three months ended June 30, 2015 and 2014, and ($90) and ($48) for the six months ended June 30, 2015 and 2014	165	0	165	89

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $3,488 and ($1,762) for the three months ended June 30, 2015 and 2014, and $838 and ($4,032) for the six months ended June 30, 2015 and 2014	(6,475)	3,205	(1,556)	7,488
Reclassification adjustment for realized gains included in net income, net of tax of $165 and $48 for the three months ended June 30, 2015 and 2014, and $172 and $71 for the six months ended June 30, 2015 and 2014	(307)	(90)	(319)	(133)

	(6,782)	3,115	(1,875)	7,355

Other comprehensive income (loss)	(6,554)	3,108	(1,665)	7,461

COMPREHENSIVE INCOME (LOSS)	$(952)	$8,725	$9,502	$18,244

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,167	$10,783
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,429	2,520
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	2,037	2,063
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs,net yield and credit mark on acquired loans, and unearned income	31	153
Net realized gains on sales of available-for-sale securities	(491)	(204)
Net realized and unrealized(gains) losses on trading securities	61	(74)
Proceeds from sale of trading securities	625	0
Purchase of trading securities	(943)	(210)
Gain on sale of loans	(268)	(257)
Net losses on dispositions of premises and equipment and foreclosed assets	43	130
Proceeds from sale of loans	6,140	3,563
Origination of loans held for sale	(7,416)	(3,942)
Income on bank owned life insurance	(565)	(479)
Stock-based compensation expense	305	327
Contribution of treasury stock	48	60
Changes in:
Accrued interest receivable and other assets	(804)	3,571
Accrued interest payable and other liabilities	5,671	(4,272)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,070	13,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	0	50
Proceeds from maturities, prepayments and calls of available-for-sale securities	40,100	34,335
Proceeds from sales of available-for-sale securities	48,529	29,128
Purchase of available-for-sale securities	(46,542)	(62,868)
Loan origination and payments, net	(96,202)	(13,006)
Purchase of FHLB and other equity interests	(6,347)	(1,507)
Purchase of premises and equipment	(4,173)	(2,482)
Proceeds from the sale of premises and equipment and foreclosed assets	48	301

NET CASH USED IN INVESTING ACTIVITIES	(64,587)	(16,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	(10,915)	80,563
Certificates of deposit	26,584	(64,830)
Purchase of treasury stock	(868)	(1,582)
Cash dividends paid	(4,761)	(4,774)
Repayment of long-term borrowings	(126)	(112)
Proceeds from long-term borrowings	0	950
Net change in short-term borrowings	40,075	(3,180)

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,989	7,035

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,472	4,718
CASH AND CASH EQUIVALENTS, Beginning	27,928	29,633

CASH AND CASH EQUIVALENTS, Ending	$30,400	$34,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,210	$6,197
Income taxes	$3,238	$4,076
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$240	$161
Grant of restricted stock awards from treasury stock	$821	$609

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2015 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2014 (the “2014 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

At June 30, 2015, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and six month periods ended June 30, 2015 and 2014.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $148 and $305 for the three and six months ended June 30, 2015, and $119 and $327 for the three and six months ended June 30, 2014. As of June 30, 2015, there was $1,317 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended June 30, 2015 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	89,850	$17.00
Granted	0	0
Vested	0	0

Nonvested at end of period	89,850	$17.00

A summary of changes in nonvested restricted stock awards for the six months ended June 30, 2015 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	68,210	$16.82
Granted	48,300	17.00
Vested	(26,660)	16.53

Nonvested at end of period	89,850	$17.00

3.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at June 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$151,870	$0	$151,870	$0
States and political subdivisions	182,130	0	182,130	0
Residential and multi-family mortgage	228,719	0	228,719	0
Corporate notes and bonds	19,762	0	19,762	0
Pooled trust preferred	1,160	0	0	1,160
Pooled SBA	55,367	0	55,367	0
Other securities	1,001	1,001	0	0

Total Securities Available For Sale	$640,009	$1,001	$637,848	$1,160

Trading Securities:
Corporate equity securities	$3,257	$3,257	$0	$0
Mutual funds	1,048	1,048	0	0
Certificates of deposit	255	255	0	0
Corporate notes and bonds	155	0	155	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,769	$4,560	$209	$0

Liabilities,
Interest rate swaps	$(877)	$0	$(877)	$0

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$155,564	$0	$155,564	$0
States and political subdivisions	181,002	0	181,002	0
Residential and multi-family mortgage	265,164	0	265,164	0
Corporate notes and bonds	19,430	0	19,430	0
Pooled trust preferred	905	0	0	905
Pooled SBA	62,653	0	62,653	0
Other securities	1,002	1,002	0	0

Total Securities Available For Sale	$685,720	$1,002	$683,813	$905

Trading Securities:
Corporate equity securities	$3,044	$3,044	$0	$0
Mutual funds	997	997	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	157	0	157	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,505	$4,294	$211	$0

Liabilities,
Interest rate swaps	$(946)	$0	$(946)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and June 30, 2014:

	2015	2014
Balance, April 1	$905	$798
Total gains or (losses):
Included in other comprehensive income (unrealized)	255	0

Balance, June 30	$1,160	$798

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and June 30, 2014:

	2015	2014
Balance, January 1	$905	$661
Total gains or (losses):
Included in other comprehensive income (unrealized)	255	137

Balance, June 30	$1,160	$798

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$1,160	Discounted cash flow	Collateral default rate	0.71% and declining to 0.5% over the remainder of 2015 and thereafter
			Yield Prepayment speed	9% 2.0% constant prepayment rate in 2015 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$905	Discounted cash flow	Collateral default rate	1% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	11% 2.0% constant prepayment rate in 2015 and thereafter

At June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at June 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,246	0	0	$2,246
Commercial, industrial, and agricultural	2,668	0	0	2,668

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,353	0	0	$2,353
Commercial, industrial, and agricultural	2,820	0	0	2,820

Impaired loans, which, if collateral dependent, are measured for impairment using the fair value of collateral, had a recorded investment of $7,030 with a valuation allowance of $2,116 as of June 30, 2015, resulting in an additional provision for loan losses of $60 and $63 for the corresponding three and six month period ended June 30, 2015. Impaired loans had a recorded investment of $7,423 with a valuation allowance of $2,250 as of December 31, 2014. Additional provision for loan losses were incurred of $280 and $630 for the three and six months ended June 30, 2014.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,246	Sales comparison approach	Adjustment for differences between the comparable sales	32% - 100% (47%)

Impaired loans – commercial, industrial, and agricultural	2,668	Sales comparison approach	Adjustment for differences between the comparable sales	4%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,353	Sales comparison approach	Adjustment for differences between the comparable sales	34% - 100% (44%)
Impaired loans – commercial, industrial, and agricultural	$2,820	Sales comparison approach	Adjustment for differences between the comparable sales	8% - 49% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2015:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$30,400	$30,400	$0	$0	$30,400
Interest bearing time deposits with other banks	225	0	225	0	225
Securities available for sale	640,009	1,001	637,848	1,160	640,009
Trading securities	4,769	4,560	209	0	4,769
Loans held for sale	2,271	0	2,353	0	2,353
Net loans	1,433,960	0	0	1,427,761	1,427,761
FHLB and other equity interests	13,042	n/a	n/a	n/a	n/a
Accrued interest receivable	7,258	5	3,336	3,917	7,258

LIABILITIES
Deposits	$(1,862,748)	$(1,659,257)	$(203,056)	$0	$(1,862,313)
FHLB and other borrowings	(151,644)	0	(151,849)	0	(151,849)
Subordinated debentures	(20,620)	0	(11,415)	0	(11,415)
Interest rate swaps	(877)	0	(877)	0	(877)
Accrued interest payable	(903)	(351)	(537)	(15)	(903)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2014:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,928	$27,928	$0	$0	$27,928
Interest bearing time deposits with other banks	225	0	224	0	224
Securities available for sale	685,720	1,002	683,813	905	685,720
Trading securities	4,505	4,296	209	0	4,505
Loans held for sale	887	0	938	0	938
Net loans	1,337,916	0	0	1,337,537	1,337,537
FHLB and other equity interests	6,695	n/a	n/a	n/a	n/a
Accrued interest receivable	7,441	5	3,503	3,933	7,441

LIABILITIES
Deposits	$(1,847,079)	$(1,670,172)	$(176,036)	$0	(1,846,208)
FHLB and other borrowings	(111,695)	0	(111,821)	0	(111,821)
Subordinated debentures	(20,620)	0	(11,395)	0	(11,395)
Interest rate swaps	(946)	0	(946)	0	(946)
Accrued interest payable	(804)	(358)	(430)	(16)	(804)

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

Loans: For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

4.	SECURITIES

Securities available for sale at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015				December 31, 2014
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$151,385	$2,176	$(1,691)	$151,870	$155,482	$2,301	$(2,219)	$155,564
State & political subdivisions	177,405	5,489	(764)	182,130	174,600	6,804	(402)	181,002
Residential & multi-family mortgage	231,535	1,496	(4,312)	228,719	265,678	2,291	(2,805)	265,164
Corporate notes & bonds	20,792	193	(1,223)	19,762	20,791	139	(1,500)	19,430
Pooled trust preferred	800	360	0	1,160	800	105	0	905
Pooled SBA	55,428	831	(892)	55,367	63,139	1,074	(1,560)	62,653
Other securities	1,020	0	(19)	1,001	1,020	0	(18)	1,002

Total	$638,365	$10,545	$(8,901)	$640,009	$681,510	$12,714	$(8,504)	$685,720

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Corporate equity securities	$3,257	$3,044
Mutual funds	1,048	997
Certificates of deposit	255	253
Corporate notes and bonds	155	157
U.S. Government sponsored entities	54	54

Total	$4,769	$4,505

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$51,164	$(825)	$55,559	$(866)	$106,723	$(1,691)
State & political subdivisions	43,017	(637)	4,285	(127)	47,302	(764)
Residential & multi-family mortgage	106,961	(2,338)	58,665	(1,974)	165,626	(4,312)
Corporate notes & bonds	5,010	(24)	8,210	(1,199)	13,220	(1,223)
Pooled SBA	3,122	(16)	28,724	(876)	31,846	(892)
Other securities	0	0	1,001	(19)	1,001	(19)

	$209,274	$(3,840)	$157,604	$(5,061)	$366,878	$(8,901)

December 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$26,069	$(149)	$85,016	$(2,070)	$111,085	$(2,219)
State & political subdivisions	16,398	(179)	12,363	(223)	28,761	(402)
Residential & multi-family mortgage	70,360	(603)	99,397	(2,202)	169,757	(2,805)
Corporate notes & bonds	5,008	(30)	7,935	(1,470)	12,943	(1,500)
Pooled SBA	0	(0)	34,608	(1,560)	34,608	(1,560)
Other securities	0	(0)	1,002	(18)	1,002	(18)

	$117,835	$(961)	$240,321	$(7,543)	$358,156	$(8,504)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2015 and 2014 is as follows:

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

As of June 30, 2015 and December 31, 2014, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2015	$15,580	$472	$0
Six months ended June 30, 2015	48,529	608	(117)
Three months ended June 30, 2014	16,177	138	0
Six months ended June 30, 2014	29,128	287	(83)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2015:

	Amortized Cost	Fair Value
1 year or less	$27,693	$27,850
1 year – 5 years	188,690	192,742
5 years – 10 years	101,883	102,322
After 10 years	32,116	32,008

	350,382	354,922
Residential and multi-family mortgage	231,535	228,719
Pooled SBA	55,428	55,367

Total debt securities	$637,345	$639,008

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2015 and December 31, 2014, securities carried at $344,036 and $325,799, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Commercial, industrial, and agricultural	$439,810	$428,458
Commercial mortgages	399,255	352,752
Residential real estate	538,329	502,317
Consumer	71,584	69,648
Credit cards	5,130	5,233
Overdrafts	1,560	1,188
Less: unearned discount	(4,204)	(4,307)
allowance for loan losses	(17,504)	(17,373)

Loans, net	$1,433,960	$1,337,916

At June 30, 2015 and December 31, 2014, net unamortized loan fees and costs of $(165) and $483, respectively, have been included in the carrying value of loans.

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

All relevant documentation, such as the loan application, financial statements and tax returns, required under the lending policies is summarized and provided to management in connection with the loan approval process. Such documentation is subsequently electronically archived in the Corporation’s document management system. Pursuant to the Corporation’s lending policies, management considers a variety of factors when determining whether to extend credit to a customer, including loan-to-value ratios, FICO scores, quality of the borrower’s financial statements, and the ability to obtain personal guarantees.

Commercial, industrial, and agricultural loans comprised 31% and 32% of the Corporation’s total loan portfolio at June 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans comprised 28% and 26% of the Corporation’s total loan portfolio at June 30, 2015 and December 31, 2014. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 38% and 37% of the Corporation’s total loan portfolio at June 30, 2015 and December 31, 2014, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans originated for sale into the secondary market are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both June 30, 2015 and December 31, 2014. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended June 30, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2015	$7,223	$5,296	$2,786	$2,129	$74	$174	$17,682
Charge-offs	(65)	0	(90)	(477)	(44)	(48)	(724)
Recoveries	12	0	0	26	2	20	60
Provision (benefit) for loan losses	(572)	632	(84)	440	66	4	486

Allowance for loan losses, June 30, 2015	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504

Transactions in the allowance for loan losses for the six months ended June 30, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(139)	0	(156)	(1,000)	(86)	(105)	(1,486)
Recoveries	27	50	1	55	5	50	188
Provision (benefit) for loan losses	(404)	568	288	858	108	11	1,429

Allowance for loan losses, June 30, 2015	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504

Transactions in the allowance for loan losses for the three months ended June 30, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2014	$8,278	$3,704	$2,455	$1,972	$68	$197	$16,674
Charge-offs	(319)	0	(76)	(369)	(2)	(64)	(830)
Recoveries	1	10	0	31	1	27	70
Provision for loan losses	136	867	88	362	21	27	1,501

Allowance for loan losses, June 30, 2014	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415

Transactions in the allowance for loan losses for the six months ended June 30, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(319)	(50)	(198)	(768)	(23)	(122)	(1,480)
Recoveries	1	10	19	53	3	55	141
Provision for loan losses	202	1,085	196	948	42	47	2,520

Allowance for loan losses, June 30, 2014	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2015 and December 31, 2014. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

June 30, 2015

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$282	$490	$190	$0	$0	$0	$962
Collectively evaluated for impairment	5,655	2,987	2,422	2,118	98	150	13,430
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	661	2,451	0	0	0	0	3,112

Total ending allowance balance	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504

Loans:
Individually evaluated for impairment	$4,106	$490	$400	$0	$0	$0	$4,996
Collectively evaluated for impairment	431,721	384,841	537,929	71,584	5,130	1,560	1,432,765
Acquired with deteriorated credit quality	0	704	0	0	0	0	704
Modified in a troubled debt restructuring	3,983	13,220	0	0	0	0	17,203

Total ending loans balance	$439,810	$399,255	$538,329	$71,584	$5,130	$1,560	$1,455,668

December 31, 2014

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$254	$294	$197	$0	$0	$0	$745
Collectively evaluated for impairment	6,703	2,503	2,282	2,205	71	194	13,958
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	157	2,513	0	0	0	0	2,670

Total ending allowance balance	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

Loans:
Individually evaluated for impairment	$3,394	$494	$657	$0	$0	$0	$4,545
Collectively evaluated for impairment	421,144	336,801	501,660	69,648	5,233	1,188	1,335,674
Acquired with deteriorated credit quality	0	719	0	0	0	0	719
Modified in a troubled debt restructuring	3,920	14,738	0	0	0	0	18,658

Total ending loans balance	$428,458	$352,752	$502,317	$69,648	$5,233	$1,188	$1,359,596

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014:

June 30, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$6,405	$6,405	$943
Commercial mortgage	9,554	9,022	2,941
Residential real estate	400	400	190
With no related allowance recorded:
Commercial, industrial, and agricultural	2,642	1,684	0
Commercial mortgage	4,687	4,688	0
Residential real estate	0	0	0

Total	$23,688	$22,199	$4,074

December 31, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,737	$5,737	$411
Commercial mortgage	10,651	10,212	2,807
Residential real estate	400	400	197
With no related allowance recorded:
Commercial, industrial, and agricultural	2,530	1,577	0
Commercial mortgage	5,020	5,020	0
Residential real estate	319	257	0

Total	$24,657	$23,203	$3,415

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$6,315	$7	$7	$6,071	$42	$42
Commercial mortgage	9,646	0	0	9,617	0	0
Residential real estate	400	11	11	400	13	13
With no related allowance recorded:
Commercial, industrial, and agricultural	1,689	2	2	1,631	12	12
Commercial mortgage	4,719	0	0	4,854	0	0
Residential real estate	129	4	4	129	6	6

Total	$22,898	$24	$24	$22,702	$73	$73

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,318	$1	$1	$4,438	$2	$2
Commercial mortgage	5,402	0	0	5,416	0	0
Residential real estate	200	3	3	133	11	11
With no related allowance recorded:
Commercial, industrial, and agricultural	2,234	0	0	2,167	0	0
Commercial mortgage	6,249	0	0	6,217	0	0
Residential real estate	0	0	0	0	0	0

Total	$18,403	$4	$4	$18,371	$13	$13

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$4,184	$0	$796	$0
Commercial mortgages	3,716	0	4,323	0
Residential real estate	3,359	50	3,026	213
Consumer	730	17	1,045	0
Credit cards	0	0	0	0

Total	$11,989	$67	$9,190	$213

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

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans.

June 30, 2015

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,012	$1,775	$1,106	$3,893	$435,917	$439,810
Commercial mortgages	1,136	0	3,716	4,852	394,403	399,255
Residential real estate	1,047	896	3,409	5,352	532,977	538,329
Consumer	287	159	747	1,193	70,391	71,584
Credit cards	0	0	0	0	5,130	5,130
Overdrafts	0	0	0	0	1,560	1,560

Total	$3,482	$2,830	$8,978	$15,290	$1,440,378	$1,455,668

December 31, 2014

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$888	$588	$294	$1,770	$426,688	$428,458
Commercial mortgages	20	1,351	4,323	5,694	347,058	352,752
Residential real estate	2,719	1,191	3,239	7,149	495,168	502,317
Consumer	265	122	1,045	1,432	68,216	69,648
Credit cards	0	83	0	83	5,150	5,233
Overdrafts	0	0	0	0	1,188	1,188

Total	$5,083	$2,144	$8,901	$16,128	$1,343,468	$1,359,596

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	7	$3,983	$661	7	$4,076	$179
Commercial mortgages	8	13,220	2,451	8	14,582	2,491
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$17,203	$3,112	15	$18,658	$2,670

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2015 or June 30, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2015 and December 31, 2014 and no principal balances were forgiven in connection with the loan restructurings.

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

June 30, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$418,471	$3,824	$17,237	$278	$439,810
Commercial mortgages	386,302	0	12,520	433	399,255

Total	$804,773	$3,824	$29,757	$711	$839,065

December 31, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$402,923	$6,703	$18,525	$307	$428,458
Commercial mortgages	328,614	0	23,699	439	352,752

Total	$731,537	$6,703	$42,224	$746	$781,210

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$534,920	$70,837	$5,130	$499,078	$68,603	$5,233
Non-performing	3,409	747	0	3,239	1,045	0

Total	$538,329	$71,584	$5,130	$502,317	$69,648	$5,233

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”) are considered to be subprime loans. Holiday is a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio.

Holiday’s loan portfolio is summarized as follows at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Consumer	$27,431	$27,916
Residential real estate	1,192	1,270
Less: unearned discount	(4,204)	(4,307)

Total	$24,419	$24,879

6.	DEPOSITS

Total deposits at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Percentage Change	June 30, 2015	December 31, 2014
Checking, non-interest bearing	5.4%	$257,873	$244,743
Checking, interest bearing	1.4%	459,463	453,102
Savings accounts	-3.1%	941,921	972,327
Certificates of deposit	15.0%	203,491	176,907

	0.8%	$1,862,748	$1,847,079

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2015, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,602	$5,617	$11,167	$10,783
Net earnings allocated to participating securities	(33)	(25)	(62)	(46)

Net earnings allocated to common stock	$5,569	$5,592	$11,105	$10,737

Distributed earnings allocated to common stock	$2,362	$2,375	$4,731	$4,751
Undistributed earnings allocated to common stock	3,207	3,217	6,374	5,986

Net earnings allocated to common stock	$5,569	$5,592	$11,105	$10,737

Weighted average common shares outstanding, including shares considered participating securities	14,404	14,450	14,410	14,447
Less: Average participating securities	(80)	(60)	(73)	(56)

Weighted average shares	14,324	14,390	14,337	14,391

Basic earnings per common share	$0.39	$0.39	$0.77	$0.75

Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,569	$5,592	$11,105	$10,737

Weighted average common shares outstanding for basic earnings per common share	14,324	14,390	14,366	14,391
Add: Dilutive effects of assumed exercises of stock options	0	1	0	2

Weighted average shares and dilutive potential common shares	14,324	14,391	14,366	14,393

Diluted earnings per common share	$0.39	$0.39	$0.77	$0.75

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At June 30, 2015, the variable rate on the subordinated debt was 1.84% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of June 30, 2015 and December 31, 2014, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014:

		Fair value as of
	Balance Sheet	June 30,	December 31,
	Location	2015	2014
Interest rate contracts	Accrued interest and other liabilities	($877)	($946)

For the Three Months
Ended June 30, 2015	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	$63		Interest expense – subordinated debentures	($94)	Other income	$0
For the Six Months
Ended June 30, 2015	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$45		Interest expense – subordinated debentures	($189)	Other income	$0
For the Three Months
Ended June 30, 2014	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	$17		Interest expense – subordinated debentures	($95)	Other income	$0
For the Six Months
Ended June 30, 2014	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	($7)		Interest expense – subordinated debentures	($191)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $373. As of June 30, 2015 and December 31, 2014, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

In June 2014, the FASB issued ASU 2014-11 “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. 2014-11 is effective for reporting periods beginning after December 15, 2014. The effect of adopting ASU 2014-11 did not have a material effect on the Corporation’s financial statements.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015, or any future period.

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

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2015 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain earnings during 2015.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $30.4 million at June 30, 2015 compared to $27.9 million at December 31, 2014. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $45.4 million, or 6.6% since December 31, 2014, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $96.2 million, or 7.1%, during the first six months of 2015. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. Although loan balances increased only slightly in the first quarter, the increase in loan demand was more significant in the second quarter and the Corporation expects solid loan growth throughout the remainder of 2015 across all of its market areas.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Six months ending June 30, 2015	Year ending December 31, 2014	Six months ended June 30, 2014
Balance at beginning of period	$17,373	$16,234	$16,234
Charge-offs:
Commercial, industrial, and agricultural	(139)	(618)	(319)
Commercial mortgages	—	(50)	(50)
Residential real estate	(156)	(436)	(198)
Consumer	(1,000)	(1,744)	(768)
Credit cards	(86)	(78)	(23)
Overdrafts	(105)	(256)	(122)

	(1,486)	(3,182)	(1,480)

Recoveries:
Commercial, industrial, and agricultural	27	1	1
Commercial mortgages	50	210	10
Residential real estate	1	41	19
Consumer	55	93	53
Credit cards	5	25	3
Overdraft deposit accounts	50	111	55

	188	481	141

Net charge-offs	(1,298)	(2,701)	(1,339)

Provision for loan losses	1,429	3,840	2,520

Balance at end of period	$17,504	$17,373	$17,415

Loans, net of unearned	$1,451,464	$1,355,289	$1,308,331
Allowance to net loans	1.21%	1.28%	1.33%
Net charge-offs to average loans (annualized)	0.19%	0.18%	0.21%
Nonperforming assets	$13,087	$10,209	$13,367
Nonperforming % of total assets	0.58%	0.47%	0.62%

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

During the six months ended June 30, 2015, CNB recorded a provision for loan losses of $1.4 million, as compared to a provision for loan losses of $2.5 million for the six months ended June 30, 2014. The decrease in the provision for loan losses in the first six months of 2015 compared to the first six months of 2014 primarily reflects lower historical loss rates in all portfolio segments over the period of analysis. During the first quarter of 2015, a commercial and industrial loan that was modified in a troubled debt restructuring in 2014 deteriorated and resulted in an additional provision for loan losses of $620 thousand. This loan was placed on nonaccrual status in the second quarter of 2015, and no additional provision for loan losses was required in the second quarter.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at June 30, 2015.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $16 million from $1.847 billion at December 31, 2014 to $1.863 billion at June 30, 2015.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2015. Total shareholders’ equity was $192.7 million at June 30, 2015 and $188.5 million at December 31, 2014. In the first six months of 2015, the Corporation earned $11.2 million and declared dividends of $4.8 million, resulting in a dividend payout ratio of 42.6% of net income.

The Corporation is required to comply with standards of capital adequacy mandated by banking regulators. On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The June 30, 2015 regulatory capital ratios were prepared under the Basel III capital requirements. Prior year ratios were prepared under Basel I requirements. The Corporation exceeded all of its regulatory capital requirements under the applicable guidelines for the respective periods.

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Total risk-based capital ratio	14.00%	14.30%
Tier 1 capital ratio	12.82%	13.06%
Tier 1 common equity ratio	11.47%	N/A
Leverage ratio	8.61%	8.39%
Tangible common equity/tangible assets (1)	7.31%	7.32%
Book value per share	$13.38	$13.09
Tangible book value per share (1)	$11.29	$10.97

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because, in the case of the tangible common equity to tangible assets ratio, it is an additional measure used to assess capital adequacy, and, in the case of tangible book value per share, it is an additional measure used to assess the Corporation’s value. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	June 30, 2015	December 31, 2014
Shareholders’ equity	$192,737	$188,548
Less goodwill	27,194	27,194
Less core deposit intangible	2,885	3,403

Tangible common equity	$162,658	$157,951

Total assets	$2,253,789	$2,189,213
Less goodwill	27,194	27,194
Less core deposit intangible	2,885	3,403

Tangible assets	$2,223,710	$2,158,616

Ending shares outstanding	14,404,466	14,404,416
Tangible book value per share	$11.29	$10.97
Tangible common equity/tangible assets	7.31%	7.32%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$24,154	$254,273	$28,831	$254,269
Unused lines of credit	0	83,266	0	80,428
Standby letters of credit	0	15,914	0	15,132

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 1.69% to 18.00% and maturities ranging from 3 months to 20 years at both June 30, 2015 and December 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.6 million in the second quarter of 2015 and 2014. The earnings per diluted share were $0.39 in the second quarter of 2015 and 2014. The annualized return on assets and return on equity for the second quarter of 2015 are 1.00% and 11.48% compared to 1.04% and 12.58% for the second quarter of 2014.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.62% for the three months ended June 30, 2015, compared to 3.79% for the three months ended June 30, 2014. Net accretion included in loan interest income in the second quarter of 2015 was $288 thousand, which resulted in an increase in the June 30, 2015 net interest margin of 5 basis points and was $457 thousand for the three months ended June 30, 2014, which resulted in an increase to the net interest margin of 9 basis points. During the second quarter of 2015, the Corporation experienced net interest margin compression as a result of loans repricing and new loans being added with market yields below historical averages, which is consistent with the trends across the financial services industry in this historically low interest rate environment.

Total interest and dividend income was $21.3 million for the three months ended June 30, 2015, a decrease of $112 thousand, or 0.5%, compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, total interest expense increased by $180 thousand, or 0.6%, compared to the three months ended June 30, 2014.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $486 thousand in the second quarter of 2015 compared to $1.5 million in the second quarter of 2014. The decrease in the provision for loan losses in the second quarter of 2015 compared to the second quarter of 2014 primarily reflects lower historical loss rates in all portfolio segments over the period of analysis.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2015.

NON-INTEREST INCOME

Non-interest income was $4.1 million for the three months ended June 30, 2015, compared to $3.5 million for the three months ended June 30, 2014. This increase is due primarily to higher securities gains and higher interchange fees from debit and credit card transactions in the second quarter of 2015 as compared to the second quarter of 2014.

NON-INTEREST EXPENSES

Total non-interest expenses increased $1.5 million, or 12.0%, to $14.1 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Salaries and benefits expenses increased $1.1 million, or 16.5%, to $7.5 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to an increase in average full-time equivalent employees as well as routine merit increases and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. During the three months ended June 30, 2015, CNB hired 10 additional full-time equivalent staff to facilitate the Corporation’s continued growth.

INCOME TAX EXPENSE

Income tax expense was $2.1 million in the second quarter of 2015 and $2.2 million in the second quarter of 2014, resulting in effective tax rates of 27.1% and 28.4% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2015			June 30, 2014
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$520,474	2.26%	$5,850	$563,298	2.35%	$6,690
Tax-Exempt (1,2)	136,080	4.27%	2,830	128,771	4.35%	2,752
Equity Securities (1,2)	11,603	8.72%	506	11,438	4.13%	236

Total securities	668,157	2.78%	9,186	703,507	2.74%	9,678

Loans:
Commercial (2)	448,758	4.77%	10,699	425,057	4.81%	10,230
Mortgage (2)	872,005	4.78%	20,824	821,989	5.04%	20,702
Consumer	72,215	10.16%	3,668	51,415	13.88%	3,569

Total loans (3)	1,392,978	5.05%	35,191	1,298,461	5.31%	34,501

Total earning assets	$2,061,135	4.32%	$44,377	$2,001,968	4.40%	$44,179

Non interest-bearing assets:
Cash and due from banks	28,178			30,938
Premises and equipment	36,653			32,501
Other assets	94,637			91,467
Allowance for loan losses	(17,792)			(16,840)

Total non interest-bearing assets	141,676			138,066

TOTAL ASSETS	$2,202,811			$2,140,034

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$450,979	0.35%	$792	$447,921	0.36%	$803
Savings	950,942	0.50%	2,358	940,613	0.47%	2,213
Time	199,353	1.07%	1,062	222,452	1.02%	1,133

Total interest-bearing deposits	1,601,274	0.53%	4,212	1,610,986	0.52%	4,149
Short-term borrowings	39,537	0.23%	45	18,255	0.10%	9
Long-term borrowings	75,717	4.17%	1,578	75,570	4.24%	1,602
Subordinated debentures	20,620	3.60%	371	20,620	3.61%	372

Total interest-bearing liabilities	1,737,148	0.71%	$6,206	1,725,431	0.71%	$6,132

Demand—non interest-bearing	248,862			217,581
Other liabilities	22,155			21,398

Total liabilities	2,008,165			1,964,410
Shareholders’ equity	194,646			175,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,202,811			$2,140,034

Interest income/Earning assets		4.32%	$44,377		4.40%	$44,179
Interest expense/Interest-bearing liabilities		0.71%	6,206		0.71%	6,132

Net interest spread		3.61%	$38,171		3.69%	$38,047

Interest income/Earning assets		4.32%	$44,377		4.40%	$44,179
Interest expense/Earning assets		0.60%	6,206		0.61%	6,132

Net interest margin		3.72%	$38,171		3.79%	$38,047

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Six Months Ended June 30, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $11.2 million for the six months ended June 30, 2015, compared to $10.8 million for the same period of 2014. The earnings per diluted share were $0.77 for the six months ended June 30, 2015 and $0.75 for the six months ended June 30, 2014. The return on average assets and return on average equity for the six months ended June 30, 2015 are 1.01% and 11.47%, respectively, compared to 1.01% and 12.28%, respectively, for the same period of 2014.

INTEREST INCOME AND EXPENSE

The Corporation’s net interest margin on a fully tax equivalent basis was 3.72% for the six months ended June 30, 2015, compared to 3.79% for the six months ended June 30, 2014. Net accretion included in loan interest income in the six months ended June 30, 2015 was $1.3 million, resulting in an increase in the net interest margin of 14 basis points and was $457 thousand for the six months ended June 30, 2014, which resulted in an increase to the net interest margin of 9 basis points. During the first six months of 2015, the Corporation experienced net interest margin compression as a result of loans repricing and new loans with market yields significantly below historical averages, which is consistent with the trends across the financial services industry in this historically low interest rate environment.

Total interest and dividend income was $42.9 million for the six months ended June 30, 2015, an increase of $92 thousand, or 0.2%, as compared to the six months ended June 30, 2014. The Corporation’s total earning assets have grown and the asset mix has also shifted to a higher percentage of loans and less investments, which has resulted in higher levels of interest income. During the six months ended June 30, 2015, total interest expense increased by $74 thousand, or 1.2%, compared to the six months ended June 30, 2014.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.4 million during the six months ended June 30, 2015 compared to $2.5 million during the six months ended June 30, 2014. Net charge-offs for the six months ended June 30, 2015 were $1.3 million, compared to net charge-offs of $1.3 million during the six months ended June 30, 2014. The decrease in the provision for loan losses in the first six months of 2015 compared to the first six months of 2014 primarily reflects lower historical loss rates in all portfolio segments over the period of analysis.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2015.

NON-INTEREST INCOME

Total non-interest income was $7.2 million for the six months ended June 30, 2015, compared to $6.7 million for the six months ended June 30, 2014. Non-interest income as a percentage of average assets increased from 0.63% during the first six months of 2014 to 0.66% during the first six months of 2015. This increase is due primarily to higher securities gains and higher interchange fees from debit and credit card transactions in the first six months of 2015 as compared to the first six months of 2014.

NON-INTEREST EXPENSES

Total non-interest expenses increased $1.3 million, or 5.2%, to $27.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Salaries and benefits expenses increased $860 thousand, or 6.5%, to $14.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to an increase in average full-time equivalent employees as well as routine merit increases and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. During the first six months of 2015, the Corporation hired 20 additional full-time equivalent staff to facilitate the Corporation’s continued growth. In addition, expenses associated with outsourced services increased $173 thousand during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

INCOME TAX EXPENSE

Income tax expense was $4.2 million for the six months ended June 30, 2015 as compared to $4.3 million for the six months ended June 30, 2014, resulting in effective tax rates of 27.2% and 28.4% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Securities), and Note 5 (Loans) of the Corporation’s 2014 Form 10-K provide detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2014.

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

June 30, 2015		December 31, 2014
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	1.2%	400	-0.1%
300	2.3%	300	1.1%
100	1.5%	100	1.4%
(100)	-2.8%	(100)	-2.9%

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 6, 2015	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: August 6, 2015	/s/ Brian W. Wingard
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