Form 10-Q
period 2015-09-30
CNB FINANCIAL CORP/PA
filed 2015-11-05
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the issuer’s common stock as of November 2, 2015

COMMON STOCK NO PAR VALUE PER SHARE: 14,407,148 SHARES

INDEX

PART I.

FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) continued relationships with major customers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices; and (xvii) our success at managing the foregoing items. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”). Such factors could have an adverse impact on our financial position and our results of operations.

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$23,054	$24,520
Interest bearing deposits with other banks	4,364	3,408

Total cash and cash equivalents	27,418	27,928
Interest bearing time deposits with other banks	225	225
Securities available for sale	587,333	685,720
Trading securities	4,489	4,505
Loans held for sale	551	887
Loans	1,520,519	1,359,596
Less: unearned discount	(4,398)	(4,307)
Less: allowance for loan losses	(17,236)	(17,373)

Net loans	1,498,885	1,337,916
FHLB and other equity interests	13,438	6,695
Premises and equipment, net	38,493	35,378
Bank owned life insurance	40,698	39,845
Mortgage servicing rights	867	856
Goodwill	27,194	27,194
Core deposit intangible	2,626	3,403
Accrued interest receivable and other assets	17,505	18,661

Total Assets	$2,259,722	$2,189,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$270,816	$244,743
Interest bearing deposits	1,576,876	1,602,336

Total deposits	1,847,692	1,847,079
FHLB and other long-term borrowings	75,526	75,715
Other short-term borrowings	90,504	35,980
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	25,529	21,271

Total liabilities	2,059,871	2,000,665

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,677	78,022
Retained earnings	120,170	110,619
Treasury stock, at cost (67,001 shares at September 30, 2015 and 69,066 shares at December 31, 2014)	(1,146)	(1,152)
Accumulated other comprehensive income	3,150	1,059

Total shareholders’ equity	199,851	188,548

Total Liabilities and Shareholders’ Equity	$2,259,722	$2,189,213

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	September 30,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans including fees	$18,459	$17,146
Securities:
Taxable	2,692	3,340
Tax-exempt	972	941
Dividends	114	105

Total interest and dividend income	22,237	21,532

INTEREST EXPENSE:
Deposits	2,169	2,081
Borrowed funds	841	825
Subordinated debentures (includes $95 and $96 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2015 and 2014, respectively)	189	186

Total interest expense	3,199	3,092

NET INTEREST INCOME	19,038	18,440
PROVISION FOR LOAN LOSSES	463	1,038

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,575	17,402

NON-INTEREST INCOME:
Wealth and asset management fees	711	710
Service charges on deposit accounts	1,171	1,198
Other service charges and fees	838	762
Net realized gains on available-for-sale securities (includes $73 and $41 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2015 and 2014, respectively)	73	41
Net realized and unrealized losses on trading securities	(260)	(59)
Mortgage banking	164	144
Bank owned life insurance	288	222
Other	430	478

Total non-interest income	3,415	3,496

NON-INTEREST EXPENSES:
Salaries and benefits	7,572	6,562
Net occupancy expense	1,764	1,695
Amortization of core deposit intangible	259	302
Data processing	1,095	999
State and local taxes	474	461
Legal, professional, and examination fees	438	409
Advertising	414	368
FDIC insurance premiums	338	342
Other	2,073	2,012

Total non-interest expenses	14,427	13,150

INCOME BEFORE INCOME TAXES	7,563	7,748
INCOME TAX EXPENSE (includes ($7) and ($20) income tax expense from reclassification items in 2015 and 2014, respectively)	2,041	2,200

NET INCOME	$5,522	$5,548

EARNINGS PER SHARE:
Basic	$0.38	$0.39
Diluted	$0.38	$0.39
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended
	September 30,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans including fees	$53,294	$51,300
Securities:
Taxable	8,542	10,030
Tax-exempt	2,859	2,777
Dividends	489	280

Total interest and dividend income	65,184	64,387

INTEREST EXPENSE:
Deposits	6,381	6,230
Borrowed funds	2,464	2,436
Subordinated debentures (includes $284 and $287 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2015 and 2014, respectively)	560	558

Total interest expense	9,405	9,224

NET INTEREST INCOME	55,779	55,163
PROVISION FOR LOAN LOSSES	1,892	3,558

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	53,887	51,605

NON-INTEREST INCOME:
Wealth and asset management fees	2,228	2,135
Service charges on deposit accounts	3,282	3,384
Other service charges and fees	2,223	2,000
Net realized gains on available-for-sale securities (includes $564 and $245 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2015 and 2014, respectively)	564	245
Net realized and unrealized (losses) gains on trading securities	(321)	15
Mortgage banking	484	502
Bank owned life insurance	853	701
Other	1,340	1,233

Total non-interest income	10,653	10,215

NON-INTEREST EXPENSES:
Salaries and benefits	21,710	19,840
Net occupancy expense	5,357	5,216
Amortization of core deposit intangible	777	906
Data processing	3,223	2,943
State and local taxes	1,498	1,477
Legal, professional, and examination fees	1,088	1,153
Advertising	1,167	1,110
FDIC insurance premiums	957	1,026
Merger costs	0	0
Other	5,864	5,348

Total non-interest expenses	41,641	39,019

INCOME BEFORE INCOME TAXES	22,899	22,801
INCOME TAX EXPENSE (includes $98 and ($14) income tax expense from reclassification items in 2015 and 2014, respectively)	6,210	6,470

NET INCOME	$16,689	$16,331

EARNINGS PER SHARE:
Basic	$1.16	$1.13
Diluted	$1.16	$1.13
DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$5,522	$5,548	$16,689	$16,331
Other comprehensive income, net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $44 and and ($20) for the three months ended September 30, 2015 and 2014, and $86 and $37 for the nine months ended September 30, 2015 and 2014	(81)	37	(160)	(70)
Reclassification adjustment for losses recognized in earnings, net of tax of ($33) and ($34) for the three months ended September 30, 2015 and 2014, and ($99) and ($100) for the nine months ended September 30, 2015 and 2014	62	62	185	187

	(19)	99	25	117

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of $0 and ($26) for the three months ended September 30, 2015 and 2014, and ($90) and ($74) for the nine months ended September 30, 2015 and 2014	—	48	165	137

Unrealized gains on other securities available for sale:
Unrealized gains arising during the period, net of tax of $(2,059) and ($552) for the three months ended September 30, 2015 and 2014, and ($1,221) and ($4,441) for the nine months ended September 30, 2015 and 2014	3,822	1,079	2,268	8,567
Reclassification adjustment for realized gains included in net income, net of tax of $26 and $14 for the three months ended September 30, 2015 and 2014, and $197 and $85 for the nine months ended September 30, 2015 and 2014	(47)	(27)	(367)	(160)

	3,775	1,052	1,901	8,407

Other comprehensive income	3,756	1,199	2,091	8,661

COMPREHENSIVE INCOME	$9,278	$6,747	$18,780	$24,992

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,689	$16,331
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,892	3,558
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	3,051	3,115
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	202	697
Net realized gains on sales of available-for-sale securities	(564)	(245)
Net realized and unrealized losses (gains) on trading securities	321	(15)
Proceeds from sale of trading securities	618	641
Purchase of trading securities	(923)	(930)
Gain on sale of loans	(402)	(354)
Net losses on dispositions of premises and equipment and foreclosed assets	16	162
Proceeds from sale of loans	11,222	6,347
Origination of loans held for sale	(10,704)	(7,007)
Income on bank owned life insurance	(853)	(701)
Stock-based compensation expense	474	445
Contribution of treasury stock	84	90
Changes in:
Accrued interest receivable and other assets	898	4,260
Accrued interest payable and other liabilities	3,097	(6,920)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,118	19,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing time deposits with other banks	0	50
Proceeds from maturities, prepayments and calls of available-for-sale securities	59,935	59,021
Proceeds from sales of available-for-sale securities	86,554	38,826
Purchase of available-for-sale securities	(46,542)	(100,250)
Loan origination and payments, net	(161,300)	(31,669)
Purchase of FHLB and other equity interests	(6,743)	(958)
Purchase of premises and equipment	(5,182)	(3,891)
Proceeds from the sale of premises and equipment and foreclosed assets	708	505

NET CASH USED IN INVESTING ACTIVITIES	(72,570)	(38,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	(19,375)	111,876
Certificates of deposit	19,988	(80,327)
Purchase of treasury stock	(868)	(1,675)
Cash dividends paid	(7,138)	(7,145)
Repayment of long-term borrowings	(189)	(173)
Proceeds from long-term borrowings	0	950
Net change in short-term borrowings	54,524	(4,850)

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,942	18,656

NET DECREASE IN CASH AND CASH EQUIVALENTS	(510)	(236)
CASH AND CASH EQUIVALENTS, Beginning	27,928	29,633

CASH AND CASH EQUIVALENTS, Ending	$27,418	$29,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,291	$9,288
Income taxes	$5,431	$6,411
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$484	$420
Grant of restricted stock awards from treasury stock	$821	$609

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2015 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2014 (the “2014 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

At September 30, 2015, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and nine month periods ended September 30, 2015 and 2014.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $169 and $474 for the three and nine months ended September 30, 2015, and $118 and $445 for the three and nine months ended September 30, 2014. As of September 30, 2015, there was $1,148 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended September 30, 2015 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	89,850	$17.00
Granted	0	0
Vested	(1,500)	17.00

Nonvested at end of period	88,350	$17.00

A summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2015 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	68,210	$16.82
Granted	48,300	17.00
Vested	(28,160)	16.56

Nonvested at end of period	88,350	$17.00

3.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at September 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$147,009	$0	$147,009	$0
States and political subdivisions	180,429	0	180,429	0
Residential and multi-family mortgage	184,347	0	184,347	0
Corporate notes and bonds	19,036	0	19,036	0
Pooled trust preferred	1,160	0	0	1,160
Pooled SBA	54,359	0	54,359	0
Other securities	993	993	0	0

Total Securities Available For Sale	$587,333	$993	$585,180	$1,160

Trading Securities:
Corporate equity securities	$2,997	$2,997	$0	$0
Mutual funds	1,028	1,028	0	0
Certificates of deposit	254	254	0	0
Corporate notes and bonds	155	0	155	0
U.S. Government sponsored entities	55	0	55	0

Total Trading Securities	$4,489	$4,279	$210	$0

Liabilities,
Interest rate swaps	$(908)	$0	$(908)	$0

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$155,564	$0	$155,564		$0
States and political subdivisions	181,002	0	181,002		0
Residential and multi-family mortgage	265,164	0	265,164		0
Corporate notes and bonds	19,430	0	19,430		0
Pooled trust preferred	905	0	0		905
Pooled SBA	62,653	0	62,653		0
Other securities	1,002	1,002	0		0

Total Securities Available For Sale	$685,720	$1,002	$683,813		$905

Trading Securities:
Corporate equity securities	$3,044	$3,044	$0	$
Mutual funds	997	997	0		0
Certificates of deposit	253	253	0		0
Corporate notes and bonds	157	0	157		0
U.S. Government sponsored entities	54	0	54		0

Total Trading Securities	$4,505	$4,294	$211		$0

Liabilities,
Interest rate swaps	$(946)	$0	$(946)		$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2015 and September 30, 2014:

	2015	2014
Balance, July 1	$1,160	$798
Total gains or (losses):
Included in other comprehensive income (unrealized)	0	73

Balance, September 30	$1,160	$871

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and September 30, 2014:

	2015	2014
Balance, January 1	$905	$661
Total gains or (losses):
Included in other comprehensive income (unrealized)	255	210

Balance, September 30	$1,160	$871

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$1,160	Discounted cash flow	Collateral default rate	0.63% and declining to 0.5% over the remainder of 2015 and thereafter
			Yield Prepayment speed	9% 2.0% constant prepayment rate in 2015 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$905	Discounted cash flow	Collateral default rate	1% in 2015; 0.5% in 2016 and thereafter
			Yield Prepayment speed	11% 2.0% constant prepayment rate in 2015 and thereafter

At September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred security are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at September 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,426	0	0	$2,426
Commercial, industrial, and agricultural	$2,824	0	0	$2,824

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,353	0	0	$2,353
Commercial, industrial, and agricultural	$2,820	0	0	$2,820

Impaired loans, which, if collateral dependent, are measured for impairment using the fair value of collateral, had a recorded investment of $7,004 with a valuation allowance of $1,754 as of September 30, 2015, resulting in an additional provision for loan losses of ($361) and ($298) for the corresponding three and nine month period ended September 30, 2015. Impaired loans had a recorded investment of $7,423 with a valuation allowance of $2,250 as of December 31, 2014. Additional provision for loan losses were incurred of ($69) and $51 for the three and nine months ended September 30, 2014.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,426	Sales comparison approach	Adjustment for differences between the comparable sales	24% - 100% (40%)

Impaired loans – commercial, industrial, and agricultural	$2,824	Sales comparison approach	Adjustment for differences between the comparable sales	4%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,353	Sales comparison approach	Adjustment for differences between the comparable sales	34% - 100% (44%)
Impaired loans – commercial, industrial, and agricultural	$2,820	Sales comparison approach	Adjustment for differences between the comparable sales	8% - 49% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2015:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,418	$27,418	$0	$0	$27,418
Interest bearing time deposits with other banks	225	0	225	0	225
Securities available for sale	587,333	993	585,180	1,160	587,333
Trading securities	4,489	4,279	210	0	4,489
Loans held for sale	551	0	572	0	572
Net loans	1,498,885	0	0	1,498,395	1,498,395
FHLB and other equity interests	13,438	n/a	n/a	n/a	n/a
Accrued interest receivable	7,872	6	3,680	4,186	7,872

LIABILITIES
Deposits	$(1,847,692)	$(1,650,797)	$(197,034)	$0	$(1,847,831)
FHLB and other borrowings	(166,030)	0	(165,265)	0	(165,265)
Subordinated debentures	(20,620)	0	(11,524)	0	(11,524)
Interest rate swaps	(908)	0	(908)	0	(908)
Accrued interest payable	(918)	(357)	(545)	(16)	(918)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2014:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,928	$27,928	$0	$0	$27,928
Interest bearing time deposits with other banks	225	0	224	0	224
Securities available for sale	685,720	1,002	683,813	905	685,720
Trading securities	4,505	4,296	209	0	4,505
Loans held for sale	887	0	938	0	938
Net loans	1,337,916	0	0	1,337,537	1,337,537
FHLB and other equity interests	6,695	n/a	n/a	n/a	n/a
Accrued interest receivable	7,441	5	3,503	3,933	7,441

LIABILITIES
Deposits	$(1,847,079)	$(1,670,172)	$(176,036)	$0	$(1,846,208)
FHLB and other borrowings	(111,695)	0	(111,821)	0	(111,821)
Subordinated debentures	(20,620)	0	(11,395)	0	(11,395)
Interest rate swaps	(946)	0	(946)	0	(946)
Accrued interest payable	(804)	(358)	(430)	(16)	(804)

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

FHLB and other equity interests: It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) stock and other equity interests due to restrictions placed on the transferability of these instruments.

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

4.	SECURITIES

Securities available for sale at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015				December 31, 2014
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$145,440	$2,102	$(533)	$147,009	$155,482	$2,301	$(2,219)	$155,564
State & political subdivisions	174,367	6,291	(229)	180,429	174,600	6,804	(402)	181,002
Residential & multi-family mortgage	184,471	1,825	(1,949)	184,347	265,678	2,291	(2,805)	265,164
Corporate notes & bonds	19,793	179	(936)	19,036	20,791	139	(1,500)	19,430
Pooled trust preferred	800	360	0	1,160	800	105	0	905
Pooled SBA	53,987	1,021	(649)	54,359	63,139	1,074	(1,560)	62,653
Other securities	1,020	0	(27)	993	1,020	0	(18)	1,002

Total	$579,878	$11,778	$(4,323)	$587,333	$681,510	$12,714	$(8,504)	$685,720

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Corporate equity securities	$2,997	$3,044
Mutual funds	1,028	997
Certificates of deposit	254	253
Corporate notes and bonds	155	157
U.S. Government sponsored entities	55	54

Total	$4,489	$4,505

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$44,488	$(263)	$37,250	$(270)	$84,738	$(533)
State & political subdivisions	19,065	(167)	3,134	(62)	22,199	(229)
Residential & multi-family mortgage	69,507	(881)	50,734	(1,068)	120,241	(1,949)
Corporate notes & bonds	0	0	8,477	(936)	8,477	(936)
Pooled SBA	0	0	28,500	(649)	28,500	(649)
Other securities	0	0	993	(27)	993	(27)

	$136,060	$(1,311)	$129,088	$(3,012)	$265,148	$(4,323)

December 31, 2014

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$26,069	$(149)	$85,016	$(2,070)	$111,085	$(2,219)
State & political subdivisions	16,398	(179)	12,363	(223)	28,761	(402)
Residential & multi-family mortgage	70,360	(603)	99,397	(2,202)	169,757	(2,805)
Corporate notes & bonds	5,008	(30)	7,935	(1,470)	12,943	(1,500)
Pooled SBA	0	(0)	34,608	(1,560)	34,608	(1,560)
Other securities	0	(0)	1,002	(18)	1,002	(18)

	$117,835	$(961)	$240,321	$(7,543)	$358,156	$(8,504)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2015 and 2014 is as follows:

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

As of September 30, 2015 and December 31, 2014, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to the sale of available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2015	$38,025	$244	$(171)
Nine months ended September 30, 2015	86,554	852	(288)
Three months ended September 30, 2014	9,698	41	0
Nine months ended September 30, 2014	38,826	328	(83)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2015:

	Amortized Cost	Fair Value
1 year or less	$25,281	$25,501
1 year – 5 years	190,387	195,612
5 years – 10 years	94,600	95,971
After 10 years	30,132	30,550

	340,400	347,634
Residential and multi-family mortgage	184,471	184,347
Pooled SBA	53,987	54,359

Total debt securities	$578,858	$586,340

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2015 and December 31, 2014, securities carried at $344,036 and $325,799, respectively, were pledged to secure public deposits and for other purposes as provided by law.

5.	LOANS

Total net loans at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Commercial, industrial, and agricultural	$450,969	$428,458
Commercial mortgages	421,799	352,752
Residential real estate	566,045	502,317
Consumer	75,126	69,648
Credit cards	5,037	5,233
Overdrafts	1,543	1,188
Less: unearned discount	(4,398)	(4,307)
allowance for loan losses	(17,236)	(17,373)

Loans, net	$1,498,885	$1,337,916

At September 30, 2015 and December 31, 2014, net unamortized loan fees and costs of $(160) and $483, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 30% and 32% of the Corporation’s total loan portfolio at September 30, 2015 and December 31, 2014, respectively. Commercial mortgage loans comprised 28% and 26% of the Corporation’s total loan portfolio at September 30, 2015 and December 31, 2014, respectively. Management assigns a risk rating to all commercial loans in excess of $250,000. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 37% and 37% of the Corporation’s total loan portfolio at September 30, 2015 and December 31, 2014, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans originated for sale into the secondary market are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both September 30, 2015 and December 31, 2014. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended September 30, 2015 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2015	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504
Charge-offs	(80)	0	(191)	(448)	(17)	(54)	(790)
Recoveries	12	1	4	21	3	18	59
Provision (benefit) for loan losses	89	(384)	115	585	14	44	463

Allowance for loan losses, September 30, 2015	$6,619	$5,545	$2,540	$2,276	$98	$158	$17,236

Transactions in the allowance for loan losses for the nine months ended September 30, 2015 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(219)	0	(347)	(1,448)	(103)	(159)	(2,276)
Recoveries	39	51	5	76	8	68	247
Provision (benefit) for loan losses	(315)	184	403	1,443	122	55	1,892

Allowance for loan losses, September 30, 2015	$6,619	$5,545	$2,540	$2,276	$98	$158	$17,236

Transactions in the allowance for loan losses for the three months ended September 30, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2014	$8,096	$4,581	$2,467	$1,996	$88	$187	$17,415
Charge-offs	(60)	(92)	(17)	(415)	(16)	(75)	(675)
Recoveries	0	0	18	25	4	18	65
Provision for loan losses	690	(291)	93	467	3	76	1,038

Allowance for loan losses, September 30, 2014	$8,726	$4,198	$2,561	$2,073	$79	$206	$17,843

Transactions in the allowance for loan losses for the nine months ended September 30, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(379)	(142)	(215)	(1,183)	(39)	(197)	(2,155)
Recoveries	1	10	37	78	7	73	206
Provision for loan losses	892	794	289	1,415	45	123	3,558

Allowance for loan losses, September 30, 2014	$8,726	$4,198	$2,561	$2,073	$79	$206	$17,843

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2015 and December 31, 2014. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

September 30, 2015

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$371	$486	$186	$0	$0	$0	$1,043
Collectively evaluated for impairment	5,288	3,121	2,354	2,276	98	158	13,295
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	960	1,938	0	0	0	0	2,898

Total ending allowance balance	$6,619	$5,545	$2,540	$2,276	$98	$158	$17,236

Loans:
Individually evaluated for impairment	$4,056	$486	$400	$0	$0	$0	$4,942
Collectively evaluated for impairment	443,035	410,555	565,645	75,126	5,037	1,543	1,500,941
Acquired with deteriorated credit quality	0	695	0	0	0	0	695
Modified in a troubled debt restructuring	3,878	10,063	0	0	0	0	13,941

Total ending loans balance	$450,969	$421,799	$566,045	$75,126	$5,037	$1,543	$1,520,519

December 31, 2014
	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$254	$294	$197	$0	$0	$0	$745
Collectively evaluated for impairment	6,703	2,503	2,282	2,205	71	194	13,958
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	157	2,513	0	0	0	0	2,670

Total ending allowance balance	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Loans:
Individually evaluated for impairment	$3,394	$494	$657	$0	$0	$0	$4,545
Collectively evaluated for impairment	421,144	336,801	501,660	69,648	5,233	1,188	1,335,674
Acquired with deteriorated credit quality	0	719	0	0	0	0	719
Modified in a troubled debt restructuring	3,920	14,738	0	0	0	0	18,658

Total ending loans balance	$428,458	$352,752	$502,317	$69,648	$5,233	$1,188	$1,359,596

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014:

September 30, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$6,520	$6,520	$1,331
Commercial mortgage	6,716	5,926	2,424
Residential real estate	400	400	186
With no related allowance recorded:
Commercial, industrial, and agricultural	2,305	1,414	0
Commercial mortgage	4,624	4,623	0
Residential real estate	0	0	0

Total	$20,565	$18,883	$3,941

December 31, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,737	$5,737	$411
Commercial mortgage	10,651	10,212	2,807
Residential real estate	400	400	197
With no related allowance recorded:
Commercial, industrial, and agricultural	2,530	1,577	0
Commercial mortgage	5,020	5,020	0
Residential real estate	319	257	0

Total	$24,657	$23,203	$3,415

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$6,463	$0	$0	$6,129	$42	$42
Commercial mortgage	7,474	0	0	8,069	0	0
Residential real estate	400	5	5	400	18	18
With no related allowance recorded:
Commercial, industrial, and agricultural	1,549	0	0	1,496	10	10
Commercial mortgage	4,656	0	0	4,822	0	0
Residential real estate	0	0	0	129	6	6

Total	$20,542	$5	$5	$21,045	$76	$76

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,023	$62	$62	$4,342	$64	$64
Commercial mortgage	5,511	18	18	5,415	18	18
Residential real estate	400	45	45	200	56	56
With no related allowance recorded:
Commercial, industrial, and agricultural	2,012	32	32	2,071	32	32
Commercial mortgage	6,288	22	22	6,080	22	22
Residential real estate	76	0	0	38	0	0

Total	$18,310	$179	$179	$18,146	$192	$192

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,346	$0	$796	$0
Commercial mortgages	4,176	0	4,323	0
Residential real estate	3,715	104	3,026	213
Consumer	924	89	1,045	0
Credit cards	0	0	0	0

Total	$12,161	$193	$9,190	$213

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans.

September 30, 2015

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$823	$428	$286	$1,537	$449,432	$450,969
Commercial mortgages	137	0	4,176	4,313	417,486	421,799
Residential real estate	856	685	3,819	5,360	560,685	566,045
Consumer	190	93	1,013	1,296	73,830	75,126
Credit cards	0	0	0	0	5,037	5,037
Overdrafts	0	0	0	0	1,543	1,543

Total	$2,006	$1,206	$9,294	$12,506	$1,508,013	$1,520,519

December 31, 2014

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$888	$588	$294	$1,770	$426,688	$428,458
Commercial mortgages	20	1,351	4,323	5,694	347,058	352,752
Residential real estate	2,719	1,191	3,239	7,149	495,168	502,317
Consumer	265	122	1,045	1,432	68,216	69,648
Credit cards	0	83	0	83	5,150	5,233
Overdrafts	0	0	0	0	1,188	1,188

Total	$5,083	$2,144	$8,901	$16,128	$1,343,468	$1,359,596

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	7	$3,878	$960	7	$4,076	$179
Commercial mortgages	8	10,063	1,938	8	14,582	2,491
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$13,941	$2,898	15	$18,658	$2,670

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2015 and September 30, 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2015 and December 31, 2014 and no principal balances were forgiven in connection with the loan restructurings.

In order to determine whether a borrower is experiencing financial difficulty, the Corporation performs an evaluation using its internal underwriting policies of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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

September 30, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$423,173	$4,438	$23,134	$224	$450,969
Commercial mortgages	405,251	0	16,120	428	421,799

Total	$828,424	$4,438	$39,254	$652	$872,768

December 31, 2014

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$402,923	$6,703	$18,525	$307	$428,458
Commercial mortgages	328,614	0	23,699	439	352,752

Total	$731,537	$6,703	$42,224	$746	$781,210

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$562,226	$74,113	$5,037	$499,078	$68,603	$5,233
Non-performing	3,819	1,013	0	3,239	1,045	0

Total	$566,045	$75,126	$5,037	$502,317	$69,648	$5,233

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation (“Holiday”) is considered to be subprime. Holiday is a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio.

Holiday’s loan portfolio is summarized as follows at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Consumer	$28,790	$27,916
Residential real estate	1,184	1,270
Less: unearned discount	(4,398)	(4,307)

Total	$25,576	$24,879

6. DEPOSITS

Total deposits at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Percentage Change	September 30, 2015	December 31, 2014
Checking, non-interest bearing	10.7%	$270,816	$244,743
Checking, interest bearing	-2.2%	443,144	453,102
Savings accounts	-3.7%	936,837	972,327
Certificates of deposit	11.3%	196,895	176,907

	0.0%	$1,847,692	$1,847,079

7. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2015, there were no outstanding stock options to include in the diluted earnings per share calculation.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,522	$5,548	$16,689	$16,331
Net earnings allocated to participating securities	(30)	(23)	(92)	(70)

Net earnings allocated to common stock	$5,492	$5,525	$16,597	$16,261

Distributed earnings allocated to common stock	$2,363	$2,359	$7,095	$7,109
Undistributed earnings allocated to common stock	3,129	3,166	9,502	9,152

Net earnings allocated to common stock	$5,492	$5,525	$16,597	$16,261

Weighted average common shares outstanding, including shares considered participating securities	14,406	14,368	14,408	14,421
Less: Average participating securities	(71)	(53)	(72)	(55)

Weighted average shares	14,335	14,315	14,336	14,366

Basic earnings per common share	$0.38	$0.39	$1.16	$1.13

Diluted earnings per common share computation:
Net earnings allocated to common stock	$5,492	$5,525	$16,597	$16,261

Weighted average common shares outstanding for basic earnings per common share	14,335	14,315	14,336	14,366
Add: Dilutive effects of assumed exercises of stock options	0	1	0	1

Weighted average shares and dilutive potential common shares	14,335	14,316	14,336	14,367

Diluted earnings per common share	$0.38	$0.39	$1.16	$1.13

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At September 30, 2015, the variable rate on the subordinated debt was 1.84% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of September 30, 2015 and December 31, 2014, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014:

		Fair value as of
	Balance Sheet	September 30,	December 31,
	Location	2015	2014
Interest rate contracts	Accrued interest and other liabilities	($908)	($946)

For the Three Months
Ended September 30, 2015	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	($19)		Interest expense – subordinated debentures	($95)	Other income	$0
For the Nine Months
Ended September 30, 2015	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$25		Interest expense – subordinated debentures	($284)	Other income	$0
For the Three Months
Ended September 30, 2014	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	$99		Interest expense – subordinated debentures	($96)	Other income	$0
For the Nine Months
Ended September 30, 2014	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	($117)		Interest expense – subordinated debentures	($287)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $381. As of September 30, 2015 and December 31, 2014, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2014, included in its 2014 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $27.4 million at September 30, 2015 compared to $27.9 million at December 31, 2014. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities decreased by $98.4 million, or 14.3% since December 31, 2014, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $160.8 million, or 11.9%, during the first nine months of 2015. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. Although loan balances increased only slightly in the first quarter, the increase in loan demand was more significant in the second and third quarters and the Corporation expects solid loan growth throughout the remainder of 2015 across all of its market areas.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ending September 30, 2015	Year ending December 31, 2014	Nine months ended September 30, 2014
Balance at beginning of period	$17,373	$16,234	$16,234
Charge-offs:
Commercial, industrial, and agricultural	(219)	(618)	(379)
Commercial mortgages	—	(50)	(142)
Residential real estate	(347)	(436)	(215)
Consumer	(1,448)	(1,744)	(1,183)
Credit cards	(103)	(78)	(39)
Overdrafts	(159)	(256)	(197)

	(2,276)	(3,182)	(2,155)

Recoveries:
Commercial, industrial, and agricultural	39	1	1
Commercial mortgages	51	210	10
Residential real estate	5	41	37
Consumer	76	93	78
Credit cards	8	25	7
Overdraft deposit accounts	68	111	73

	247	481	206

Net charge-offs	(2,029)	(2,701)	(1,949)

Provision for loan losses	1,892	3,840	3,558

Balance at end of period	$17,236	$17,373	$17,843

Loans, net of unearned	$1,516,521	$1,355,289	$1,326,375
Allowance to net loans	1.14%	1.28%	1.35%
Net charge-offs to average loans (annualized)	0.19%	0.18%	0.19%
Nonperforming assets	$12,917	$10,209	$11,863
Nonperforming % of total assets	0.57%	0.47%	0.55%

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

During the nine months ended September 30, 2015, CNB recorded a provision for loan losses of $1.9 million, as compared to a provision for loan losses of $3.6 million for the nine months ended September 30, 2014. The decrease in the provision for loan losses in the first nine months of 2015 compared to the first nine months of 2014 primarily reflects lower historical loss rates in all portfolio segments over the period of analysis. In addition, the lower historical loss rates are resulting in a significantly lower allowance to net loans ratio, as noted in the table on the previous page.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at September 30, 2015.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits were $1.847 billion at both September 30, 2015 and December 31, 2014.

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2015. Total shareholders’ equity was $199.9 million at September 30, 2015 and $188.5 million at December 31, 2014. In the first nine months of 2015, the Corporation earned $16.7 million and declared dividends of $7.1 million, resulting in a dividend payout ratio of 42.8% of net income.

The Corporation is required to comply with standards of capital adequacy mandated by banking regulators. On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The September 30, 2015 regulatory capital ratios were prepared under the Basel III capital requirements. Prior year ratios were prepared under Basel I requirements. The Corporation exceeded all of its regulatory capital requirements under the applicable guidelines for the respective periods.

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Total risk-based capital ratio	13.58%	14.30%
Tier 1 capital ratio	12.46%	13.06%
Tier 1 common equity ratio	11.17%	N/A
Leverage ratio	8.64%	8.39%
Tangible common equity/tangible assets (1)	7.63%	7.32%
Book value per share	$13.87	$13.09
Tangible book value per share (1)	$11.80	$10.97

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because, in the case of the tangible common equity to tangible assets ratio, it is an additional measure used to assess capital adequacy, and, in the case of tangible book value per share, it is an additional measure used to assess the Corporation’s value. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	September 30, 2015	December 31, 2014
Shareholders’ equity	$199,851	$188,548
Less goodwill	27,194	27,194
Less core deposit intangible	2,626	3,403

Tangible common equity	$170,031	$157,951

	September 30, 2015	December 31, 2014
Total assets	$2,259,722	$2,189,213
Less goodwill	27,194	27,194
Less core deposit intangible	2,626	3,403

Tangible assets	$2,229,902	$2,158,616

Ending shares outstanding	14,406,481	14,404,416
Tangible book value per share	$11.80	$10.97
Tangible common equity/tangible assets	7.63%	7.32%

The decreases in the Total and Tier I risk-based capital ratios relate to changes in the composition of the Corporation’s balance sheet. Strong loan growth through the first three quarters of 2015 has been partially funded by the liquidation of investment securities. This has resulted in a higher risk-weighted balance sheet, as loans are typically higher risk-weighted than investment securities. This has also resulted in a more profitable asset mix, as the loans added have higher yields than the investment securities they replaced. As of September 30, 2015, the Corporation meets all well-capitalized regulatory requirements to which it is subject.

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

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$37,977	$226,023	$28,831	$254,269
Unused lines of credit	0	86,018	0	80,428
Standby letters of credit	0	15,703	0	15,132

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years at September 30, 2015 and interest rates ranging from 1.69% to 18.00% and maturities ranging from 3 months to 20 years at December 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.5 million in the third quarter of 2015 and 2014. The earnings per diluted share were $0.38 in the third quarter of 2015 and $0.39 in the third quarter of 2014. The annualized return on assets and return on equity for the third quarter of 2015 are 0.98% and 11.08% compared to 1.02% and 12.10% for the third quarter of 2014.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.75% for the three months ended September 30, 2015, compared to 3.76% for the three months ended September 30, 2014. Net accretion included in loan interest income in the third quarter of 2015 was $524 thousand, which resulted in an increase in the net interest margin of 10 basis points. Net accretion included in loan interest income in the third quarter of 2014 was $500 thousand, which resulted in an increase to the net interest margin of 9 basis points.

Total interest and dividend income was $22.2 million for the three months ended September 30, 2015, an increase of $705 thousand, or 3.3%, compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, total interest expense increased by $107 thousand, or 3.5%, compared to the three months ended September 30, 2014.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $463 thousand in the third quarter of 2015 compared to $1.0 million in the third quarter of 2014. The decrease in the provision for loan losses in the third quarter of 2015 compared to the third quarter of 2014 primarily reflects lower historical loss rates in the commercial and industrial and commercial real estate segments over the period of analysis.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2015.

NON-INTEREST INCOME

Non-interest income was $3.4 million for the three months ended September 30, 2015, compared to $3.5 million for the three months ended September 30, 2014.

Net realized and unrealized losses on trading securities was $260 thousand for the three months ended September 30, 2015, compared to $59 thousand for the three months ended September 30, 2014, resulting primarily from fluctuations in the market during the third quarter of 2015.

NON-INTEREST EXPENSES

Total non-interest expenses increased $1.3 million, or 9.7%, to $14.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Salaries and benefits expenses increased $1.0 million, or 15.4%, to $7.6 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in average full-time equivalent employees as well as routine merit increases and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. During the three months ended September 30, 2015, CNB hired 10 additional full-time equivalent staff to facilitate the Corporation’s continued growth.

INCOME TAX EXPENSE

Income tax expense was $2.0 million in the third quarter of 2015 and $2.2 million in the third quarter of 2014, resulting in effective tax rates of 27.0% and 28.4% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2015			September 30, 2014
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$499,639	2.30%	$8,542	$564,947	2.36%	$10,030
Tax-Exempt (1,2)	136,550	4.31%	4,301	130,512	4.39%	4,170
Equity Securities (1,2)	12,981	6.80%	662	11,410	4.42%	378

Total securities	649,170	2.81%	13,505	706,869	2.75%	14,578

Loans:
Commercial (2)	447,126	4.80%	16,093	426,328	4.79%	15,324
Mortgage (2)	909,549	4.70%	32,086	818,353	4.97%	30,478
Consumer	72,215	10.46%	5,664	61,676	12.92%	5,976

Total loans (3)	1,428,890	5.02%	53,843	1,306,357	5.28%	51,778

Total earning assets	2,078,060	4.34%	$67,348	2,013,226	4.39%	$66,356

Non interest-bearing assets:
Cash and due from banks	27,323			30,647
Premises and equipment	37,236			32,698
Other assets	94,684			91,426
Allowance for loan losses	(17,650)			(17,128)

Total non interest-bearing assets	141,593			137,643

TOTAL ASSETS	$2,219,653			$2,150,869

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$453,604	0.35%	$1,198	$451,494	0.36%	$1,215
Savings	947,291	0.50%	3,559	950,923	0.47%	3,382
Time	199,388	1.09%	1,624	211,988	1.03%	1,633

Total interest-bearing deposits	1,600,283	0.53%	6,381	1,614,405	0.51%	6,230
Short-term borrowings	47,170	0.24%	86	15,777	0.10%	12
Long-term borrowings	75,608	4.19%	2,378	75,646	4.27%	2,424
Subordinated debentures	20,620	3.62%	560	20,620	3.61%	558

Total interest-bearing liabilities	1,743,681	0.72%	$9,405	1,726,448	0.71%	$9,224

Demand—non interest-bearing	256,083			225,142
Other liabilities	23,682			21,079

Total liabilities	2,023,446			1,972,669
Shareholders’ equity	196,207			178,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,219,653			$2,150,869

Interest income/Earning assets		4.34%	$67,348		4.39%	$66,356
Interest expense/Interest-bearing liabilities		0.72%	9,405		0.71%	9,224

Net interest spread		3.62%	$57,943		3.68%	$57,132

Interest income/Earning assets		4.34%	67,348		4.39%	66,356
Interest expense/Earning assets		0.60%	9,405		0.61%	9,224

Net interest margin		3.74%	$57,943		3.78%	$57,132

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Nine Months Ended September 30, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $16.7 million for the nine months ended September 30, 2015, compared to $16.3 million for the same period of 2014. The earnings per diluted share were $1.16 for the nine months ended September 30, 2015 and $1.13 for the nine months ended September 30, 2014. The return on average assets and return on average equity for the nine months ended September 30, 2015 are 1.00% and 11.34%, respectively, compared to 1.01% and 12.22%, respectively, for the same period of 2014.

INTEREST INCOME AND EXPENSE

The Corporation’s net interest margin on a fully tax equivalent basis was 3.74% for the nine months ended September 30, 2015, compared to 3.78% for the nine months ended September 30, 2014. Net accretion included in loan interest income in the nine months ended September 30, 2015 was $1.9 million, resulting in an increase in the net interest margin of 12 basis points and was $1.7 million for the nine months ended September 30, 2014, which resulted in an increase to the net interest margin of 11 basis points. During the first nine months of 2015, the Corporation experienced net interest margin compression as a result of loans repricing and new loans with market yields significantly below historical averages, which is consistent with the trends across the financial services industry in this historically low interest rate environment.

Total interest and dividend income was $65.2 million for the nine months ended September 30, 2015, an increase of $797 thousand, or 1.2%, as compared to the nine months ended September 30, 2014. The Corporation’s total earning assets have grown and the asset mix has also shifted to a higher percentage of loans and less investments, which has resulted in higher levels of interest income. During the nine months ended September 30, 2015, total interest expense increased by $181 thousand, or 2.0%, compared to the nine months ended September 30, 2014.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.9 million during the nine months ended September 30, 2015 compared to $3.6 million during the nine months ended September 30, 2014. Net charge-offs for the nine months ended September 30, 2015 were $2.0 million, compared to net charge-offs of $1.9 million during the nine months ended September 30, 2014. The decrease in the provision for loan losses in the first nine months of 2015 compared to the first nine months of 2014 primarily reflects lower historical loss rates in the commercial & industrial and commercial real estate segments over the period of analysis.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2015.

NON-INTEREST INCOME

Total non-interest income was $10.7 million for the nine months ended September 30, 2015, compared to $10.2 million for the nine months ended September 30, 2014. Non-interest income as a percentage of average assets increased from 0.63% during the first nine months of 2014 to 0.64% during the first nine months of 2015. This increase is due primarily to higher bank owned life insurance income and higher interchange fees from debit and credit card transactions in the first nine months of 2015 as compared to the first nine months of 2014.

NON-INTEREST EXPENSES

Total non-interest expenses increased $2.6 million, or 6.7% to $41.6 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Salaries and benefits expenses increased $1.9 million, or 9.4%, to $21.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in average full-time equivalent employees as well as routine merit increases and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions. During the first nine months of 2015, the Corporation hired 30 additional full-time equivalent staff to facilitate the Corporation’s continued growth.

INCOME TAX EXPENSE

Income tax expense was $6.2 million for the nine months ended September 30, 2015 as compared to $6.5 million for the nine months ended September 30, 2014, resulting in effective tax rates of 27.1% and 28.4% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

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

September 30, 2015		December 31, 2014
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	1.2%	400	-0.1%
300	2.7%	300	1.1%
100	1.2%	100	1.4%
(100)	-3.0%	(100)	-2.9%

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 5, 2015	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 5, 2015	/s/ Brian W. Wingard
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