Form 10-K
period 2015-12-31
CNB FINANCIAL CORP/PA
filed 2016-03-04
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

Aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015:

$244,571,015

The number of shares outstanding of the registrant’s common stock as of March 1, 2016:

14,458,430 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 19, 2016 are incorporated by reference into Part III.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank, referred to herein as the Bank, and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. As previously announced, on December 29, 2015 the Corporation and the Bank entered into a definitive merger agreement with Lake National Bank, a privately held financial institution headquartered in Mentor, Ohio, pursuant to which the Corporation will acquire Lake National Bank for $22.50 per share in cash, or approximately $24.75 million in the aggregate. The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals and the approval of Lake National Bank’s shareholders.

In addition to the Bank, the Corporation has three other subsidiaries. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

CNB Bank

CNB Bank (the “Bank”) was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. ERIEBANK, a division of CNB Bank, began operations in 2005. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation is continuing to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight. An additional FCBank full service branch location was opened in 2014 in Dublin, Ohio.

The Bank has 38 full service branch offices and two loan production offices located in various communities in its market area. CNB Bank’s primary market area includes the Pennsylvania counties of Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly owned subsidiary, Holiday Financial Services Corporation. Holiday currently has twelve offices within the Corporation’s footprint. Management believes that it has made the necessary investments in experienced personnel and technology which has helped facilitate the growth of Holiday into a successful and profitable subsidiary.

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

At December 31, 2015, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

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

Employees

As of December 31, 2015, the Corporation had a total of 454 employees of which 402 were full time and 52 were part time.

Executive Officers

The Corporation’s named executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	52

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Richard L. Greslick, Jr.	39

Senior Executive Vice President/Chief Operating Officer, CNB Bank since December 2012 and Secretary, CNB Financial Corporation, since July 2010; previously, Senior Vice President/Administration since July 2010; Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Mark D. Breakey	57	Senior Executive Vice President and Chief Credit Officer, CNB Bank since 2003.

Joseph E. Dell, Jr.	59

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

Brian W. Wingard	41

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

Available Information

The Corporation makes available free of charge on its website (www.cnbbank.bank) its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission, the SEC. Information on the Corporation’s website is not incorporated by reference into this report.

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$485,792	2.29%	$10,977	$565,859	2.34%	$13,257	$607,224	2.25%	$13,456
Tax-Exempt (1, 2)	133,789	4.32%	5,680	131,551	4.38%	5,590	129,858	4.52%	5,743
Equity Securities (1, 2)	14,108	5.84%	824	10,925	4.96%	542	3,262	8.49%	277

Total Securities	633,689	2.80%	17,481	708,335	2.75%	19,389	740,344	2.67%	19,476

Loans
Commercial (2)	449,970	4.78%	21,507	420,737	5.39%	22,679	311,914	4.86%	15,151
Mortgage (2)	937,978	4.62%	43,341	827,520	4.87%	40,274	675,408	4.77%	32,215
Consumer	72,215	10.68%	7,714	68,488	10.52%	7,207	65,107	10.93%	7,119

Total Loans (3)	1,460,163	4.97%	72,562	1,316,745	5.33%	70,160	1,052,429	5.18%	54,485

Total earning assets	2,093,852	4.32%	$90,043	2,025,080	4.43%	$89,549	1,792,773	4.15%	$73,961

Non Interest Earning Assets
Cash & Due From Banks	26,787			28,701			26,710
Premises & Equipment	37,683			33,177			26,475
Other Assets	91,046			91,452			64,399
Allowance for Loan Losses	(17,487)			(17,334)			(15,496)

Total Non Interest Earning Assets	138,029			135,996			102,088

Total Assets	$2,231,881			$2,161,076			$1,894,861

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$451,784	0.35%	$1,602	$451,873	0.36%	$1,616	$388,237	0.38%	$1,468
Savings	942,916	0.50%	4,734	958,574	0.48%	4,587	819,774	0.47%	3,885
Time	196,661	1.10%	2,162	203,885	1.03%	2,097	219,791	1.20%	2,642

Total interest-bearing deposits	1,591,361	0.53%	8,498	1,614,332	0.51%	8,300	1,427,802	0.56%	7,995
Short-term borrowings	62,136	0.26%	161	20,316	0.20%	41	21,602	0.27%	58
Long-term borrowings	77,874	3.93%	3,061	75,668	4.23%	3,200	75,018	4.52%	3,389
Subordinated Debentures	20,620	3.64%	751	20,620	3.62%	746	20,620	3.73%	770

Total interest-bearing liabilities	1,751,991	0.71%	$12,471	1,730,936	0.71%	$12,287	1,545,042	0.79%	$12,212

Demand – non-interest-bearing	257,842			229,144			186,180
Other liabilities	24,361			20,220			17,076

Total Liabilities	2,034,194			1,980,300			1,748,298
Shareholders’ Equity	197,687			180,776			146,563

Total Liabilities and Shareholders’ Equity	$2,231,881			$2,161,076			$1,894,861

Interest Income/Earning Assets		4.32%	$90,043		4.43%	$89,549		4.15%	$73,961
Interest Expense/Interest Bearing Liabilities		0.71%	12,471		0.71%	12,287		0.79%	12,212

Net Interest Spread		3.61%	$77,572		3.72%	$77,262		3.36%	$61,749

Interest Income/Earning Assets		4.32%	$90,043		4.43%	$89,549		4.15%	$73,961
Interest Expense/Earning Assets		0.59%	12,471		0.61%	12,287		0.68%	12,212

Net Interest Margin		3.73%	$77,572		3.82%	$77,262		3.47%	$61,749

1.

Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $2,865, $2,667, and $2,544 for the years ended December 31, 2015, 2014, and 2013, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $2,447, $2,338, and $1,732 for the years ended December 31, 2015, 2014, and 2013, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2015 over (under) 2014 Due to Change In (1)			For Twelve Months Ended December 31, 2014 over (under) 2013 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Securities:
Taxable	$(2,061)	$(219)	$(2,280)	$(2,093)	$(2,280)	$(4,373)
Tax-Exempt (2)	165	(75)	90	23	90	113
Equity Securities (2)	158	124	282	282	282	564

Total Securities	(1,738)	(170)	(1,908)	(1,788)	(1,908)	(3,696)
Loans
Commercial (2)	1,574	(2,746)	(1,172)	(1,171)	(1,172)	(2,343)
Mortgage (2)	5,406	(2,339)	3,067	3,041	3,067	6,108
Consumer	390	117	507	509	507	1,016

Total Loans	7,370	(4,968)	2,402	2,379	2,402	4,781

Total Earning Assets	$5,632	$(5,138)	$494	$591	$494	$1,085

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – Interest-Bearing	$10	$(24)	$(14)	$(25)	$(14)	$(39)
Savings	(61)	208	147	133	147	280
Time	(71)	136	65	62	65	127

Total Interest-Bearing Deposits	(122)	320	198	170	198	368
Short-Term Borrowings	83	37	120	120	120	240
Long-Term Borrowings	94	(233)	(139)	(140)	(139)	(279)
Subordinated Debentures	-	4	4	5	4	9

Total Interest-Bearing Liabilities	$55	$126	$184	$155	$182	$338

Change in Net Interest Income	$5,577	$(5,264)	$310	$436	$312	$747

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities

(Dollars In Thousands)	December 31, 2015				December 31, 2014				December 31, 2013
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Government Sponsored Entities	$141,300	$1,579	$(1,128)	$141,751	$155,482	$2,301	$(2,219)	$155,564	$185,205	$2,894	$(6,474)	$181,625
State and Political Subdivisions	165,828	6,234	(243)	171,819	174,600	6,804	(402)	181,002	176,490	3,770	(2,317)	177,943
Residential and multi-family mortgage	160,316	1,060	(3,394)	157,982	265,678	2,291	(2,805)	265,164	248,017	2,410	(7,820)	242,607
Commercial mortgage	-	-	-	-	-	-	-	-	385	-	(11)	374
Corporate notes and bonds	19,794	165	(1,271)	18,688	20,791	139	(1,500)	19,430	15,744	65	(1,734)	14,075
Pooled trust preferred	800	2,613	-	3,413	800	105	-	905	800	-	(139)	661
Pooled SBA	51,556	760	(907)	51,409	63,139	1,074	(1,560)	62,653	70,077	688	(3,044)	67,721
Other securities	1,020	-	(39)	981	1,020	-	(18)	1,002	1,020	-	(35)	985

	$540,614	$12,411	$(6,982)	$546,043	$681,510	$12,714	$(8,504)	$685,720	$697,738	$9,827	$(21,574)	$685,991

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2015

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Securities Available for Sale (2)
U.S. Government Sponsored Entities	$6,100	2.56%	$95,564	1.70%	$40,087	2.06%
State and Political Subdivisions	13,692	4.47%	94,648	4.06%	46,223	4.54%	$17,256	4.86%
Corporate notes and bonds	1,600	0.58%	6,913	2.80%	2,029	1.82%	8,146	1.54%
Pooled trust preferred							3,413	3.28%
Pooled SBA									$51,409	2.64%
Residential and multi-family mortgage									157,982	2.26%

TOTAL	$21,392	3.63%	$197,125	2.87%	$88,339	3.35%	$28,815	3.73%	$209,391	2.35%

(1)

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

(2)	The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2015	2014	2013	2012	2011
Commercial, industrial and agricultural	$475,364	$428,458	$427,715	$257,091	$253,324
Commercial mortgages	448,179	352,752	343,465	261,791	242,511
Residential real estate	574,225	502,317	459,114	347,904	298,628
Consumer	78,345	69,648	63,491	58,668	53,471
Credit cards	5,201	5,233	5,065	4,800	4,412
Overdrafts	1,040	1,188	409	971	423

Gross loans	1,582,354	1,359,596	1,299,259	931,225	852,769
Less: unearned income	4,556	4,307	3,896	3,401	2,886

Total loans net of unearned	$1,577,798	$1,355,289	$1,295,363	$927,824	$849,883

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2015
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$80,206	$74,473	$56,360	$211,039
Loans With Floating Interest Rate	84,802	82,515	97,008	264,325

	$165,008	$156,988	$153,368	$475,364

C. RISK ELEMENTS

	2015	2014	2013	2012	2011
Loans on non-accrual basis	$12,159	$9,190	$11,573	$14,445	$16,567
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	105	213	344	357	441
Performing troubled debt restructurings	9,304	14,771	8,006	9,961	7,688

	$21,568	$24,174	$19,923	$24,763	$24,696

Interest income recorded on the non-accrual loans for the year ended December 31, 2015 was $86. Additional interest income which would have been recorded on non-accrual loans had they been on accrual status was $470 for the year ended December 31, 2015.

Loans are placed in non-accrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2015, there were $6,484 in special mention loans, $42,091 in substandard loans, and $649 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2015	2014	2013	2012	2011

Balance at beginning of Period	$17,373	$16,234	$14,060	$12,615	$10,820
Charge-Offs:
Commercial, industrial and agricultural	307	618	958	2,871	1,796
Commercial mortgages	486	50	1,931	401	175
Residential real estate	632	436	467	304	217
Consumer	1,956	1,744	1,919	1,279	907
Credit cards	116	78	97	78	39
Overdrafts	221	256	258	257	222

	3,718	3,182	5,630	5,190	3,356
Recoveries:
Commercial, industrial and agricultural	267	1	7	45	9
Commercial mortgages	52	210	1,430	-	-
Residential real estate	8	41	5	1	13
Consumer	96	93	114	91	88
Credit cards	14	25	16	18	10
Overdrafts	85	111	94	99	94

	522	481	1,666	254	214

Net charge-offs	(3,196)	(2,701)	(3,964)	(4,936)	(3,142)
Provision for loan losses	2,560	3,840	6,138	6,381	4,937

Balance at end of period	$16,737	$17,373	$16,234	$14,060	$12,615

Percentage of net charge-offs during the period to average loans outstanding	0.22%	0.21%	0.38%	0.55%	0.38%

The provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve provide for probable incurred losses. Management’s judgment is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2015		2014		2013		2012		2011
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$6,035	30.04%	$7,114	31.51%	$8,212	32.92%	$4,940	27.61%	$4,511	29.71%
Commercial mortgages	5,605	28.32%	5,310	25.95%	3,536	26.44%	4,697	28.11%	4,470	28.44%
Residential real estate	2,475	36.29%	2,479	36.95%	2,450	35.34%	2,466	37.36%	1,991	35.02%
Consumer	2,371	4.95%	2,205	5.12%	1,763	4.89%	1,699	6.30%	1,404	6.27%
Credit Cards	90	0.33%	71	0.38%	66	0.39%	83	0.51%	71	0.51%
Overdrafts	161	0.07%	194	0.09%	207	0.03%	175	0.10%	168	0.05%

Total	$16,737	100.00%	$17,373	100.00%	$16,234	100.00%	$14,060	100.00%	$12,615	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer loans and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2015		2014		2013
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non Interest Bearing	$257,842		$229,144		$186,180
Demand – Interest Bearing	451,784	0.35%	451,873	0.36%	388,237	0.38%
Savings Deposits	942,916	0.50%	958,574	0.48%	819,774	0.47%
Time Deposits	196,661	1.10%	203,885	1.03%	219,791	1.20%

TOTAL	$1,849,203		$1,843,476		$1,613,982

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2015 is as follows:
Three months or less	$7,728
Greater than three months and through twelve months	11,607
Greater than one year and through three years	47,208
Greater than three years	8,646

$75,189

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2015	2014	2013
Return on average assets	0.99%	1.07%	0.88%
Return on average equity	11.23%	12.76%	11.38%
Dividend payout ratio	42.86%	41.26%	51.40%
Average equity to average assets ratio	8.86%	8.37%	7.73%

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

●

The Corporation’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

●

The Corporation faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

●

Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.

●	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
●	Competition in banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2015, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 38 full-service offices and 2 loan production offices. Of these 38 offices, 23 are owned and 15 are leased from independent owners. Holiday Financial Services Corporation has twelve full-service offices of which ten are leased from independent owners and two are leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2015, the approximate number of shareholders of record of the Corporation’s common stock was 3,986.

Price Range of Common Stock

	2015		2014
	High	Low	High	Low
First quarter	$18.74	$16.28	$19.00	$15.90
Second quarter	18.75	16.57	18.78	15.85
Third quarter	18.75	16.39	17.77	15.70
Fourth quarter	18.82	16.77	19.05	15.55

Cash Dividends Paid

	2015	2014
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 18 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2015	-	-	-	449,730	(1)
November 1 – 31, 2015	-	-	-	449,730	(1)
December 1 – 31, 2015	-	-	-	449,730	(1)

(1)

The Corporation’s new stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2015, there were 449,730 shares remaining in the program.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2010 and ending December 31, 2015.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
CNB Financial Corporation	100.00	111.71	120.90	145.63	147.24	149.03
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

Source : SNL Financial LC, Charlottesville, VA
© 2016
www.snl.com

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans including fees	$71,814	$69,512	$53,927	$49,760	$48,324
Securities:
Taxable	10,977	13,257	13,456	14,688	14,395
Tax-exempt	3,778	3,713	3,828	3,595	2,957
Dividends	609	400	205	86	36

Total interest and dividend income	87,178	86,882	71,416	68,129	65,712

INTEREST EXPENSE:
Deposits	8,498	8,300	7,995	10,875	13,625
Borrowed funds	3,222	3,241	3,447	3,245	3,176
Subordinated debentures	751	746	770	800	778

Total interest expense	12,471	12,287	12,212	14,920	17,579

NET INTEREST INCOME	74,707	74,595	59,204	53,209	48,133

PROVISION FOR LOAN LOSSES	2,560	3,840	6,138	6,381	4,937

Net interest income after provision for loan losses	72,147	70,755	53,066	46,828	43,196

NON-INTEREST INCOME	14,799	14,321	13,766	12,664	10,719

NON-INTEREST EXPENSES	56,457	52,688	43,813	35,945	33,282

INCOME BEFORE INCOME TAXES	30,489	32,388	23,019	23,547	20,633

INCOME TAX EXPENSE	8,292	9,314	6,340	6,411	5,529

NET INCOME	$22,197	$23,074	$16,679	$17,136	$15,104

PER SHARE DATA:
Basic	$1.54	$1.60	$1.29	$1.38	$1.23
Fully diluted	1.54	1.60	1.29	1.38	1.23
Dividends declared	0.66	0.66	0.66	0.66	0.66
Book value per share at year end	13.87	13.09	11.43	11.65	10.66

AT END OF PERIOD:
Total assets	$2,285,136	$2,189,213	$2,131,289	$1,773,079	$1,602,207
Securities	550,619	690,225	690,118	741,770	641,340
Loans, net of unearned discount	1,577,798	1,355,289	1,295,363	927,824	849,883
Allowance for loan losses	16,737	17,373	16,234	14,060	12,615
Deposits	1,815,053	1,847,079	1,835,314	1,485,003	1,353,851
FHLB and other borrowings	104,243	75,715	75,000	74,296	74,456
Subordinated debentures	20,620	20,620	20,620	20,620	20,620
Shareholders’ equity	201,913	188,548	164,911	145,364	131,889

KEY RATIOS:
Return on average assets	0.99%	1.07%	0.88%	1.00%	1.00%
Return on average equity	11.23%	12.76%	11.38%	12.17%	12.36%
Loan to deposit ratio	86.93%	73.37%	70.58%	62.48%	62.78%
Dividend payout ratio	42.86%	41.26%	51.40%	47.93%	53.79%
Average equity to average assets ratio	8.86%	8.37%	7.73%	8.22%	8.09%

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

Acquisitions

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement to acquire Lake National Bank of Mentor, Ohio for $22.50 per share in cash, or approximately $24.75 million in the aggregate. The transaction is expected to close in the third quarter of 2016, subject to customary closing conditions, including regulatory approvals and the approval of Lake National Bank shareholders. Following completion of the merger, Lake National Bank will operate as part of the ERIEBANK division of CNB Bank. As of December 31, 2015, Lake National Bank had total assets of $153.0 million, total loans of $122.3 million, and total deposits of $134.8 million.

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

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2016 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2016.

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

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2015 Balance	$ Change vs. prior year	% Change vs. prior year	2014 Balance	$ Change vs. prior year	% Change vs. prior year	2013 Balance
Total assets	$2,285.1	$95.9	4.4%	$2,189.2	$57.9	2.7%	$2,131.3
Total loans, net	1,561.1	223.2	16.7	1,337.9	58.8	4.6	1,279.1
Total securities	550.6	(139.6)	(20.2)	690.2	0.1	0.0	690.1
Total deposits	1,815.1	(32.0)	(1.7)	1,847.1	11.8	0.6	1,835.3
Total shareholders’ equity	201.9	13.4	7.1	188.5	23.6	14.3	164.9

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.3 million at December 31, 2015 compared to $27.9 million at December 31, 2014. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

Securities

Securities available for sale and trading securities totaled $550.6 million and $690.2 million at December 31, 2015 and 2014, respectively. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

As detailed in the table below, at December 31, 2015, the Corporation had $1.6 billion in loans outstanding, net of unearned discount, an increase of $222.5 million, or 16.4%, since December 31, 2014. The increase was primarily the result of increasing loan demand throughout 2015, resulting in new loans of all types.

(dollars in thousands)	2015	2014

Commercial, industrial, and agricultural	$475,364	$428,458
Commercial mortgages	448,179	352,752
Residential real estate	574,225	502,317
Consumer	78,345	69,648
Credit cards	5,201	5,233
Overdrafts	1,040	1,188
Less: unearned discount	(4,556)	(4,307)

Total loans, net of unearned discount	$1,577,798	$1,355,289

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

The Corporation expects lower loan growth in 2016 compared to 2015 as it maintains loan pricing and credit quality discipline in light of increasing competitive pressures.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2015, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

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

The following table presents information concerning loan delinquency and other non-performing assets at December 31, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	2013
Non-accrual loans	$12,159	$9,190	$11,573
Accrual loans greater than 89 days past due	105	213	344

Total nonperforming loans	12,264	9,403	11,917
Other real estate owned	654	806	986

Total nonperforming assets	$12,918	$10,209	$12,903

Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$9,304	$14,771	$8,006
Non-performing TDR loans *	5,637	3,887	4,130

Total TDR loans	$14,941	$18,658	$12,136

Total loans, net of unearned income	$1,577,798	$1,355,289	$1,295,363
Nonperforming loans as a percentage of loans, net	0.78%	0.69%	0.92%
Total assets	$2,285,136	$2,189,213	$2,131,289
Nonperforming assets as a percentage of total assets	0.57%	0.47%	0.61%

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

The following table presents activity within the allowance for loan losses during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Balance at beginning of period	$17,373	$16,234	$14,060

Charge-offs:
Commercial, industrial, and agricultural	(307)	(618)	(958)
Commercial mortgages	(486)	(50)	(1,931)
Residential real estate	(632)	(436)	(467)
Consumer	(1,956)	(1,744)	(1,919)
Credit cards	(116)	(78)	(97)
Overdrafts	(221)	(256)	(258)

	(3,718)	(3,182)	(5,630)

Recoveries:
Commercial, industrial, and agricultural	267	1	7
Commercial mortgages	52	210	1,430
Residential real estate	8	41	5
Consumer	96	93	114
Credit cards	14	25	16
Overdrafts	85	111	94

	522	481	1,666

Net charge-offs	(3,196)	(2,701)	(3,964)

Provision for loan losses	2,560	3,840	6,138

Balance at end of period	$16,737	$17,373	$16,234

Loans, net of unearned income	$1,577,798	$1,355,289	$1,295,363
Allowance to net loans	1.06%	1.28%	1.25%

At December 31, 2015, the ratio of the allowance for loan losses to loans was 1.06%, compared to 1.28% at December 31, 2014 and 1.25% at December 31, 2013. This reduction was driven by lower historical loss rates in 2015 compared to 2014 and 2013 in the commercial & industrial and commercial real estate portfolio segments, which led to lower loan loss provisions being needed during 2015 as compared to 2014.

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

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Commercial, industrial and agricultural	$6,035	$7,114	$8,212
Commercial mortgages	5,605	5,310	3,536
Residential real estate	2,475	2,479	2,450
Consumer	2,371	2,205	1,763
Credit cards	90	71	66
Overdrafts	161	194	207

Total	$16,737	$17,373	$16,234

Throughout 2015, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 5 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2015 and 2014, as well as the nature and scope of loans modified in a troubled debt restructuring during 2015 and 2014 and the related effect on the provision and allowance for loan losses.

During the year ended December 31, 2015, the Corporation recorded a provision for loan losses of $2.6 million, as compared to a provision for loan losses of $3.8 million for the year ended December 31,

2014. Improving historical loan loss trends contributed to the lower loan loss provisions for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Management believes that both its 2015 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2015.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. Additional BOLI of $5.0 million was purchased during the year ended December 31, 2014 and no BOLI was purchased during the year ended December 31, 2015. In addition, BOLI with a fair value of $4.0 million was acquired from FC Banc Corp and proceeds from BOLI death benefits were $1.3 million during the year ended December 31, 2013.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013	2015	2014	2013
Demand, Non interest bearing	7.7%	10.6%	$263,639	$244,743	$221,293
Demand, Interest bearing	(2.9%)	0.6%	440,174	453,102	450,216
Savings deposits	(4.7%)	8.3%	927,074	972,327	898,043
Time deposits	4.1%	(33.4%)	184,166	176,907	265,762

Total	(1.7%)	0.6%	$1,815,053	$1,847,079	$1,835,314

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11 to the consolidated financial statements.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2015, the Corporation earned $22.2 million and declared dividends of $9.5 million, resulting in a dividend payout ratio of 42.9% of net income.

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

The Corporation’s capital ratios and book value per common share at December 31, 2015 and 2014 are as follows:

	2015	2014
Total risk-based capital ratio	13.39%	14.30%
Tier 1 capital ratio	12.33%	13.06%
Common equity tier 1 ratio	11.07%	n/a
Leverage ratio	8.73%	8.39%
Tangible common equity/tangible assets (1)	7.64%	7.32%
Book value per share	$14.01	$13.09
Tangible book value per share (1)	$11.96	$10.97

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

	December 31, 2015	December 31, 2014
Shareholders’ equity	$201,913	$188,548
Less goodwill	27,194	27,194
Less core deposit intangible	2,395	3,403

Tangible common equity	$172,324	$157,951

Total assets	$2,285,136	$2,189,213
Less goodwill	27,194	27,194
Less core deposit intangible	2,395	3,403

Tangible assets	$2,255,547	$2,158,616

Ending shares outstanding	14,407,980	14,404,416
Tangible book value per share	$11.96	$10.97
Tangible common equity/tangible assets	7.64%	7.32%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $604 million with approximately $393 million available at December 31, 2015. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Overview of the Income Statement

The Corporation had net income of $22.2 million for 2015 compared to $23.1 million for 2014. Net interest income increased $112 thousand, or 0.2%, and non-interest income increased $478 thousand, or 3.3%. The provision for loan losses decreased by $1.3 million, or 33.3%, and non-interest expenses increased by $3.8 million, or 7.2%. The earnings per diluted share were $1.54 in 2015 and $1.60 in 2014. The return on assets and the return on equity for 2015 were 0.99% and 11.23% as compared to 1.07% and 12.76% for 2014.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.73% and 3.82% for the years ended December 31, 2015 and 2014, respectively. Net accretion included in loan interest income in 2015 related to loans acquired in the fourth quarter of 2013 was $2.2 million for the year ended December 31, 2015, resulting in an increase in the net interest margin of 11 basis points. Net accretion included in loan interest income in 2014 related to loans acquired in the fourth quarter of 2013 was $2.9 million for the year ended December 31, 2014, resulting in an increase in the net interest margin of 14 basis points.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $2.6 million in 2015 compared to $3.8 million in 2014. Net loan charge-offs were $3.2 million during the year ended December 31, 2015 compared to $2.7 million during the year ended December 31, 2014. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and consideration of trends in criticized and classified loans and historical loan losses.

Management believes the charges to the provision in 2015 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2015.

Non-Interest Income

Excluding the effects of securities transactions, non-interest income was $14.8 million for the year ended December 31, 2015, compared to $14.3 million for the year ended December 31, 2014. Net realized gains on available-for-sale securities were $666 thousand during the year ended December 31, 2015, compared to $429 thousand during the year ended December 31, 2014. Net realized and unrealized losses on trading securities were $213 thousand during the year ended December 31, 2015, compared to net realized and unrealized gains of $121 thousand during the year ended December 31, 2014.

Wealth and asset management fees increased to $3.0 million for the year ended December 31, 2015, from $2.9 million during the year ended December 31, 2014 due to increases in assets under management resulting from CNB’s strategic focus to grow its Wealth and Asset Management Division. Income recorded from bank owned life insurance policies increased to $1.2 million for the year ended December 31, 2015, from $1.0 million during the year ended December 31, 2014.

Non-Interest Expense

Total non-interest expenses were $56.5 million during the year ended December 31, 2015, compared to $52.7 million during the year ended December 31, 2014. CNB recorded amortization expense associated with a core deposit intangible asset of $1.0 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.

Salaries and employee benefit expenses increased $2.6 million, or 9.5%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. During 2015, CNB added 27 full-time equivalent staff, which included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. Additional salary and benefit expense increases can be attributed to routine merit increases and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions.

The ratio of non-interest expenses to average assets was 2.53% and 2.43% during the years ended December 31, 2015 and 2014, respectively.

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

Non-Interest Income

Excluding the effects of securities transactions, non-interest income was $14.3 million for the year ended December 31, 2014, compared to $13.8 million for the year ended December 31, 2013. Net realized gains on available-for-sale securities were $429 thousand during the year ended December 31,

2014, compared to $355 thousand during the year ended December 31, 2013. Net realized and unrealized gains on trading securities were $121 thousand during the year ended December 31, 2014, compared to $728 thousand during the year ended December 31, 2013.

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

Income Tax Expense

Income taxes were $8.3 million in 2015, compared to $9.3 million in 2014 and $6.3 million in 2013. The effective tax rates were 27.2%, 28.8%, and 27.5% for 2015, 2014 and 2013, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,630,888	$0	$0	$0	$1,630,888
Certificates of deposit	10	50,792	105,506	20,493	7,374	184,165
FHLB and other borrowings	11	136,361	75,686	4,438	4,030	220,515
Operating leases	7	907	1,132	593	1,967	4,599
Sale-leaseback	7	105	210	210	630	1,155
Subordinated debentures	11	0	0	0	20,620	20,620

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2015 and 2014, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

December 31, 2015		December 31, 2014
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	0.2%	400	(0.1%)
300	1.2%	300	1.1%
100	1.3%	100	1.4%
(100)	(1.0%)	(100)	(2.9%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$23,302	$24,520
Interest bearing deposits with other banks	3,959	3,408

Total cash and cash equivalents	27,261	27,928
Interest bearing time deposits with other banks	0	225
Securities available for sale	546,043	685,720
Trading securities	4,576	4,505
Loans held for sale	1,381	887
Loans	1,582,354	1,359,596
Less: unearned discount	(4,556)	(4,307)
Less: allowance for loan losses	(16,737)	(17,373)

Net loans	1,561,061	1,337,916
FHLB and other equity interests	15,921	6,695
Premises and equipment, net	39,370	35,378
Bank owned life insurance	41,039	39,845
Mortgage servicing rights	962	856
Goodwill	27,194	27,194
Core deposit intangible	2,395	3,403
Accrued interest receivable and other assets	17,933	18,661

Total Assets	$2,285,136	$2,189,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$263,639	$244,743
Interest bearing deposits	1,551,414	1,602,336

Total deposits	1,815,053	1,847,079

Short-term borrowings	116,272	35,980
FHLB and other long-term borrowings	104,243	75,715
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	27,035	21,271

Total liabilities	2,083,223	2,000,665

Commitments and contingent liabilities	0	0

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,827	78,022
Retained earnings	123,301	110,619
Treasury stock, at cost (65,052 shares for 2015 and 69,066 for 2014)	(1,114)	(1,152)
Accumulated other comprehensive income	1,899	1,059

Total shareholders’ equity	201,913	188,548

Total Liabilities and Shareholders’ Equity	$2,285,136	$2,189,213

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2015	2014	2013
Interest and Dividend Income:
Loans including fees	$71,814	$69,512	$53,927
Securities:
Taxable	10,977	13,257	13,456
Tax-exempt	3,778	3,713	3,828
Dividends	609	400	205

Total interest and dividend income	87,178	86,882	71,416

Interest Expense:
Deposits	8,498	8,300	7,995
Borrowed funds	3,222	3,241	3,447
Subordinated debentures (includes $378, $384, and $400 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2015, 2014, and 2013)	751	746	770

Total interest expense	12,471	12,287	12,212

Net Interest Income	74,707	74,595	59,204
Provision for Loan Losses	2,560	3,840	6,138

Net Interest Income After Provision for Loan Losses	72,147	70,755	53,066

Non-Interest Income:
Wealth and asset management fees	2,977	2,860	2,426
Service charges on deposit accounts	4,442	4,560	4,272
Other service charges and fees	3,089	2,809	2,179
Net realized gains on available-for-sale securities (includes $666, $429, and $355 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2015, 2014, and 2013)	666	429	355
Net realized gains (losses) on trading securities	(211)	10	579
Net unrealized gains (losses) on trading securities	(2)	111	149
Mortgage banking	746	781	940
Bank owned life insurance	1,194	1,041	1,552
Other	1,898	1,720	1,314

Total non-interest income	14,799	14,321	13,766

Non-Interest Expenses:
Salaries	21,652	19,530	15,467
Employee benefits	7,911	7,461	6,250
Net occupancy expense	7,000	6,911	5,506
Amortization of core deposit intangible	1,008	1,180	251
Data processing	4,405	3,996	3,469
State and local taxes	1,868	1,895	1,549
Legal, professional and examination fees	1,553	1,363	1,318
Advertising	1,580	1,455	939
FDIC insurance	1,278	1,322	1,266
Directors fees and benefits	812	625	776
Merger costs	308	0	2,396
Other	7,082	6,950	4,626

Total non-interest expenses	56,457	52,688	43,813

Income Before Income Taxes	30,489	32,388	23,019
Income Tax Expense (includes $101, $16, and ($16) income tax expense reclassification items items in 2015, 2014, and 2013)	8,292	9,314	6,340

Net Income	22,197	23,074	16,679

Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	793	10,372	(23,675)
Change in actuarial (loss) gain, for post-employment health care plan, net of amortization and tax	(90)	21	(103)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	137	111	409

Total other comprehensive income (loss)	840	10,504	(23,369)

Comprehensive Income (Loss)	$23,037	$33,578	$(6,690)

Earnings Per Share:
Basic	$1.54	$1.60	$1.29
Diluted	1.54	1.60	1.29

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$22,197	$23,074	$16,679
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,560	3,840	6,138
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	4,039	4,127	2,641
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	993	(115)	3,541
Deferred taxes	376	733	(977)
Net realized gains on sales of available-for-sale securities	(666)	(429)	(355)
Net realized and unrealized losses (gains) on trading securities	213	(121)	(728)
Proceeds from sale of trading securities	2,129	248	5,811
Purchase of trading securities	(2,413)	(1,117)	(4,671)
Gain on sale of loans	(630)	(596)	(808)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	7	32	(252)
Proceeds from sale of loans	14,927	10,227	22,252
Origination of loans held for sale	(15,171)	(10,271)	(19,883)
Income on bank owned life insurance	(1,194)	(1,041)	(1,552)
Stock-based compensation expense	621	548	390
Contribution of treasury stock	120	120	120
Changes in:
Accrued interest receivable and other assets	83	6,266	(3,124)
Accrued interest payable and other liabilities	5,435	(6,605)	8,387

Net Cash Provided By Operating Activities	33,626	28,920	33,609

Cash Flows from Investing Activities:
Net decrease (increase) in interest bearing time deposits with other banks	225	50	(50)
Proceeds from maturities, prepayments and calls of available-for-sale securities	78,707	81,395	139,863
Proceeds from sales of available-for-sale securities	105,066	61,236	35,633
Purchase of available-for-sale securities	(45,120)	(128,591)	(130,412)
Loan origination and payments, net	(224,470)	(59,961)	(124,155)
Purchase of bank owned life insurance	0	(5,000)	(2,000)
Proceeds from death benefits associated with bank owned life insurance	0	0	1,348
Net cash acquired from FC Banc Corp.	0	0	46,982
(Purchase) redemption of FHLB and other equity interests	(9,226)	838	940
Purchase of premises and equipment	(6,751)	(6,426)	(5,336)
Proceeds from the sale of premises and equipment and foreclosed assets	855	933	735

Net Cash Used In Investing Activities	(100,714)	(55,526)	(36,452)

Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	(39,285)	100,620	48,680
Certificates of deposit	7,259	(88,855)	(30,395)
Purchase of treasury stock	(868)	(1,675)	0
Proceeds from sale of treasury stock	0	38	41
Proceeds from exercise of stock options	0	549	698
Cash dividends paid	(9,515)	(9,521)	(8,573)
Proceeds from long-term borrowings	50,000	950	900
Repayments on long-term borrowings	(21,472)	(235)	(196)
Net change in short-term borrowings	80,292	23,030	(10,560)

Net Cash Provided By Financing Activities	66,411	24,901	595

Net Decrease in Cash and Cash Equivalents	(677)	(1,705)	(2,248)
Cash and Cash Equivalents, Beginning	27,928	29,633	31,881

Cash and Cash Equivalents, Ending	$27,251	$27,928	$29,633

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,502	$12,343	$12,283
Income taxes	5,431	6,411	5,529
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$806	$678	$1,151
Grant of restricted stock awards from treasury stock	803	609	539
Net liabilities assumed from FC Banc Corp., excluding cash and cash equivalents	0	0	29,669
Fair value of common stock issued in connection with acquisition of FC Banc Corp.	0	0	33,561

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2013	$44,223	$88,960	$(1,743)	$13,924	$145,364
Net income		16,679			16,679
Other comprehensive loss				(23,369)	(23,369)
Common stock issued in acquisition (1,873,879 shares)	33,561				33,561
Restricted stock award grants (31,500 shares)	(471)		471
Exercise of stock options (40,000 shares), including tax benefit	182		551		733
Stock based compensation expense	390				390
Reissue of treasury stock (6,497 shares)	38		88		126
Cash dividends declared ($0.66 per share)		(8,573)			(8,573)

Balance, December 31, 2013	77,923	97,066	(633)	(9,445)	164,911
Net income		23,074			23,074
Other comprehensive income				10,504	10,504
Restricted stock award grants (35,400 shares)	(497)		497
Exercise of stock options (34,250 shares), including tax benefit	7		566		573
Stock based compensation expense	548				548
Purchase of treasury stock (100,000 shares)			(1,675)		(1,675)
Reissue of treasury stock (6,986 shares)	41		93		134
Cash dividends declared ($0.66 per share)		(9,521)			(9,521)

Balance, December 31, 2014	78,022	110,619	(1,152)	1,059	188,548
Net income		22,197			22,197
Other comprehensive income				840	840
Restricted stock award grants (48,300 shares)	(803)		803
Stock based compensation expense	621				621
Purchase of treasury stock (51,052 shares)			(868)		(868)
Reissue of treasury stock (6,766 shares)	(13)		103		90
Cash dividends declared ($0.66 per share)		(9,515)			(9,515)

Balance, December 31, 2015	$77,827	$123,301	$(1,114)	$1,899	$201,913

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

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation and the Bank, CNB Securities Corporation, Holiday, and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Interest Bearing Time Deposits with Other Banks

Interest-bearing time deposits in other financial institutions mature within one year and are carried at cost.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

●

Commercial, industrial, and agricultural – risk characteristics include below average economic and employment conditions in many of the markets served by the Corporation, which has limited consumer spending.

●	Commercial mortgages – the most significant risk characteristic is the subjectivity involved in real estate valuations for properties located in areas with low growth economies.
●	Residential real estate – risk characteristics include slightly higher than historical levels of delinquencies and less than robust housing markets.
●	Consumer – risk characteristics include continuing weakness in industrial employment in many of the markets served by the Corporation and low wage growth.

●	Credit cards – the most significant risk characteristic is the unsecured nature of credit card loans.
●	Overdrafts – risk characteristics include the Corporation’s continued deposit growth and overall economic conditions which may lead to a greater likelihood of overdrawn deposit accounts.

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

FHLB stock is held as a long-term investment, is valued at its cost basis and is analyzed for impairment based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

●	its operating performance;
●	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
●	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
●	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
●	its liquidity and funding position.

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

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $1,580, $1,455, and $939, for 2015, 2014 and 2013, respectively.

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

At December 31, 2015 and 2014, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years ended December 31, 2015, 2014 and 2013.

During 2015, 2014 and 2013, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 48,300, 35,400 and 31,500 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Unearned restricted stock awards are recorded as a reduction of shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $621, $548 and $390 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Income Taxes

The Corporation files a consolidated U.S. income tax return that includes all subsidiaries. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2015 and 2014, was $50, which was maintained in vault cash. Note 12 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

In August 2014, the FASB issued Accounting Standards Update 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure.” ASU 2014-14 amended existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-14 did not have a material effect on the Corporation’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance as of January 1, 2015 did not have an impact on the Corporation’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Corporation are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update will be effective for interim and annual reporting periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adoption. Early adoption is not permitted.

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

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Corporation’s financial statements.

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

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement to acquire Lake National Bank of Mentor, Ohio for $22.50 per share in cash, or approximately $24.75 million in the aggregate. The transaction is expected to close in the third quarter of 2016, subject to customary closing conditions, including regulatory approvals and the approval of Lake National Bank shareholders. Following completion of the merger, Lake National Bank will operate as part of the ERIEBANK division of CNB Bank. As of December 31, 2015, Lake National Bank had total assets of $153.0 million, total loans of $122.3 million, and total deposits of $134.8 million.

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

As disclosed in the accompanying consolidated statements of income, the Corporation incurred merger costs of $308 during the year ended December 31, 2015 and $2,396 during the year ended December 31, 2013. All merger costs have been expensed as incurred.

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

3.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). There were no anti-dilutive stock options for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31
	2015	2014	2013

Basic earnings per common share computation
Net income per consolidated statements of income	$22,197	$23,074	$16,679
Net earnings allocated to participating securities	(117)	(95)	(73)

Net earnings allocated to common stock	$22,080	$22,979	$16,606

Distributed earnings allocated to common stock	$9,460	$9,476	$8,532
Undistributed earnings allocated to common stock	12,620	13,503	8,074

Net earnings allocated to common stock	$22,080	$22,979	$16,606

Weighted average common shares outstanding, including shares considered participating securities	14,408	14,412	12,929
Less: Average participating securities	(70)	(53)	(50)

Weighted average shares	14,338	14,359	12,879

Basic earnings per common share	$1.54	$1.60	$1.29

Diluted earnings per common share computation
Net earnings allocated to common stock	$22,080	$22,979	$16,606

Weighted average common shares outstanding for basic earnings per common share	14,338	14,359	12,879
Add: Dilutive effects of assumed exercises of stock options	0	1	2

Weighted average shares and dilutive potential common shares	14,338	14,360	12,881

Diluted earnings per common share	$1.54	$1.60	$1.29

4.  Securities

Securities available-for-sale at December 31, 2015 and 2014 are as follows:

	December 31, 2015				December 31, 2014
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Gov’t sponsored entities	$141,300	$1,579	$(1,128)	$141,751	$155,482	$2,301	$(2,219)	$155,564
State & political subdivisions	165,828	6,234	(243)	171,819	174,600	6,804	(402)	181,002
Residential & multi-family mortgage	160,316	1,060	(3,394)	157,982	265,678	2,291	(2,805)	265,164
Corporate notes & bonds	19,794	165	(1,271)	18,688	20,791	139	(1,500)	19,430
Pooled trust preferred	800	2,613	0	3,413	800	105	0	905
Pooled SBA	51,556	760	(907)	51,409	63,139	1,074	(1,560)	62,653
Other equity securities	1,020	0	(39)	981	1,020	0	(18)	1,002

Total	$540,614	$12,411	$(6,982)	$546,043	$681,510	$12,714	$(8,504)	$685,720

At December 31, 2015 and 2014, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2015 and 2014 are as follows:

	2015	2014

Corporate equity securities	$3,389	$3,044
Mutual Funds	750	999
Cerfiticates of deposit	253	253
Corporate notes and bonds	130	155
U.S. Government sponsored entities	54	54

Total	$4,576	$4,505

Securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2015	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$65,675	$(640)	$31,923	$(488)	$97,598	$(1,128)
State & political subdivisions	9,103	(234)	2,478	(9)	11,581	(243)
Residential & multi-family mortgage	69,631	(1,562)	50,351	(1,832)	119,982	(3,394)
Corporate notes & bonds	5,027	(2)	8,144	(1,269)	13,171	(1,271)
Pooled SBA	2,908	(28)	27,127	(879)	30,035	(907)
Other equity securities	0	(0)	981	(39)	981	(39)

	$152,344	$(2,466)	$121,004	$(4,516)	$273,348	$(6,982)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014
U.S. Gov’t sponsored entities	$26,069	$(149)	$85,016	$(2,070)	$111,085	$(2,219)
State & political subdivisions	16,398	(179)	12,363	(223)	28,761	(402)
Residential and multi-family mortgage	70,360	(603)	99,397	(2,202)	169,757	(2,805)
Corporate notes & bonds	5,008	(30)	7,935	(1,470)	12,943	(1,500)
Pooled SBA	0	(0)	34,608	(1,560)	34,608	(1,560)
Other equity securities	0	(0)	1,002	(18)	1,002	(18)

	$117,835	$(961)	$240,321	$(7,543)	$358,156	$(8,504)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of December 31, 2015 and for the years ended December 31, 2015, 2014, and 2013:

	As of December 31, 2015			Credit Losses Realized in Earnings
	Adjusted Amortized	Unrealized	Fair	Year Ended December 31,
	Cost	Gain (Loss)	Value	2015	2014	2013
ALESCO Preferred Funding V, Ltd.	$800	$370	$1,170	$0	$0	$0
ALESCO Preferred Funding XII, Ltd.	0	1,021	1,021	0	0	0
ALESCO Preferred Funding XVII, Ltd.	0	588	588	0	0	0
Preferred Term Securities XVI, Ltd.	0	634	634	0	0	0
US Capital Funding VI, Ltd.	0	0	0	0	0	0

Total	$800	$2,613	$3,413	$0	$0	$0

At December 31, 2015, the Corporation evaluated the pooled trust preferred securities for other than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers and discounting those cash flows at the appropriate accounting yield.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$4,054	$4,054	$4,054
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$4,054	$4,054	$4,054

The adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2015 and 2014, is insignificant.

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

As of December 31, 2015 and 2014, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

●	There is no indication of any significant deterioration of the creditworthiness of the institutions that issued the securities.
●

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

On December 31, 2015 and 2014, securities carried at $312,669 and $325,799, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2015:

	December 31, 2015
	Amortized Cost	Fair Value
1 year or less	$21,183	$21,393
1 year – 5 years	192,677	197,124
5 years – 10 years	87,654	88,913
After 10 years	26,208	28,241

	327,722	335,671
Residential and multi-family mortgage	160,316	157,982
Pooled SBA	51,556	51,409

Total debt securities	$539,594	545,062

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2015	$105,066	$1,032	$366
2014	61,236	606	177
2013	35,633	849	494

The tax provision related to these net realized gains was $233, $150, and $124, respectively.

During 2015, 2014 and 2013, the Corporation sold trading securities. Proceeds were $2,129 in 2015, $248 in 2014, and $5,811 in 2013, resulting in net (losses) gains of ($211) in 2015, $10 in 2014, and $579 in 2013.

5.  Loans

Total net loans at December 31, 2015 and 2014 are summarized as follows:

	2015	2014

Commercial, industrial, and agricultural	$475,364	$428,458
Commercial mortgages	448,179	352,752
Residential real estate	574,225	502,317
Consumer	78,345	69,648
Credit cards	5,201	5,233
Overdrafts	1,040	1,188
Less: unearned discount	(4,556)	(4,307)
allowance for loan losses	(16,737)	(17,373)

Loans, net	$1,561,061	$1,337,916

At December 31, 2015 and 2014 net unamortized loan (fees) costs of $(636) and $483, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 30% and 32% of the Corporation’s total loan portfolio at December 31, 2015 and 2014, respectively. Commercial mortgage loans comprised 28% and 26% of the Corporation’s total loan portfolio at December 31, 2015 and 2014, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 36% and 37% of the Corporation’s total loan portfolio at December 31, 2015 and 2014, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both December 31, 2015 and 2014. Terms and collateral requirements vary depending on the size and nature of the loan.

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

Transactions in the allowance for loan losses for the year ended December 31, 2015 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(307)	(486)	(632)	(1,956)	(116)	(221)	(3,718)
Recoveries	267	52	8	96	14	85	522
Provision for loan losses	(1,039)	729	620	2,026	121	103	2,560

Allowance for loan losses, December 31, 2015	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Transactions in the allowance for loan losses for the year ended December 31, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(618)	(50)	(436)	(1,744)	(78)	(256)	(3,182)
Recoveries	1	210	41	93	25	111	481
Provision for loan losses	(481)	1,614	424	2,093	58	132	3,840

Allowance for loan losses, December 31, 2014	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

Transactions in the allowance for loan losses for the year ended December 31, 2013 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2013	$4,940	$4,697	$2,466	$1,699	$83	$175	$14,060
Charge-offs	(958)	(1,931)	(467)	(1,919)	(97)	(258)	(5,630)
Recoveries	7	1,430	5	114	16	94	1,666
Provision for loan losses	4,223	(660)	446	1,869	64	196	6,138

Allowance for loan losses, December 31, 2013	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2015 and 2014. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2015	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$239	$0	$39	$0	$0	$0	$278
Collectively evaluated for impairment	4,909	3,580	2,436	2,371	90	161	13,547
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	887	2,025	0	0	0	0	2,912

Total ending allowance balance	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Loans:
Individually evaluated for impairment	$1,196	$393	$248	$0	$0	$0	$1,837
Collectively evaluated for impairment	469,128	437,200	573,977	78,345	5,201	1,040	1,564,891
Acquired with deteriorated credit quality	0	685	0	0	0	0	685
Modified in a troubled debt restructuring	5,040	9,901	0	0	0	0	14,941

Total ending loans balance	$475,364	$448,179	$574,225	$78,345	$5,201	$1,040	$1,582,354

December 31, 2014	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$254	$294	$197	$0	$0	$0	$745
Collectively evaluated for impairment	6,703	2,503	2,282	2,205	71	194	13,958
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	157	2,513	0	0	0	0	2,670

Total ending allowance balance	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

Loans:
Individually evaluated for impairment	$3,394	$494	$657	$0	$0	$0	$4,545
Collectively evaluated for impairment	421,144	336,801	501,660	69,648	5,233	1,188	1,335,674
Acquired with deteriorated credit quality	0	719	0	0	0	0	719
Modified in a troubled debt restructuring	3,920	14,738	0	0	0	0	18,658

Total ending loans balance	$428,458	$352,752	$502,317	$69,648	$5,233	$1,188	$1,359,596

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013:

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$3,448	$3,448	$1,126
Commercial mortgage	5,985	5,343	2,025
Residential real estate	351	248	39
With no related allowance recorded:
Commercial, industrial, and agricultural	3,716	2,788	0
Commercial mortgage	5,001	4,951	0
Residential real estate	0	0	0

Total	$18,501	$16,778	$3,190

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$5,737	$5,737	$411
Commercial mortgage	10,651	10,212	2,807
Residential real estate	400	400	197
With no related allowance recorded:
Commercial, industrial, and agricultural	2,530	1,577	0
Commercial mortgage	5,020	5,020	0
Residential real estate	319	257	0

Total	$24,657	$23,203	$3,415

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$5,667	$44	$44
Commercial mortgage	8,154	0	0
Residential real estate	370	21	21
With no related allowance recorded:
Commercial, industrial, and agricultural	1,831	14	14
Commercial mortgage	4,806	0	0
Residential real estate	103	6	6

Total	$20,931	$85	$85

	Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$4,621	$73	$73
Commercial mortgage	6,374	85	85
Residential real estate	240	46	46
With no related allowance recorded:
Commercial, industrial, and agricultural	1,972	31	31
Commercial mortgage	5,868	78	78
Residential real estate	82	16	16

Total	$19,157	$329	$329

	Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

With an allowance recorded:
Commercial, industrial, and agricultural	$1,989	$7	$7
Commercial mortgage	6,572	3	3
Residential real estate	101	7	7
With no related allowance recorded:
Commercial, industrial, and agricultural	2,124	0	0
Commercial mortgage	11,885	0	0
Residential real estate	86	0	0

Total	$22,757	$17	$17

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual

Commercial, industrial, and agricultural	$3,560	$3	$796	$0
Commercial mortgages	3,651	0	4,323	0
Residential real estate	3,671	87	3,026	213
Consumer	1,277	15	1,045	0
Credit cards	0	0	0	0

Total	$12,159	$105	$9,190	$213

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans.

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$131	$622	$698	$1,451	$473,913	$475,364
Commercial mortgages	7	343	3,651	4,001	444,178	448,179
Residential real estate	2,834	378	3,001	6,213	568,012	574,225
Consumer	216	179	1,292	1,687	76,658	78,345
Credit cards	0	0	0	0	5,201	5,201
Overdrafts	0	0	0	0	1,040	1,040

Total	$3,188	$1,522	$8,642	$13,352	$1,569,002	$1,582,354

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$888	$588	$294	$1,770	$426,688	$428,458
Commercial mortgages	20	1,351	4,323	5,694	347,058	352,752
Residential real estate	2,719	1,191	3,239	7,149	495,168	502,317
Consumer	265	122	1,045	1,432	68,216	69,648
Credit cards	0	83	0	83	5,150	5,233
Overdrafts	0	0	0	0	1,188	1,188

Total	$5,083	$2,144	$8,901	$16,128	$1,343,468	$1,359,596

Troubled Debt Restructurings

During the years ended December 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	8	$5,040	$887	7	$4,076	$179
Commercial mortgages	8	9,901	2,025	9	14,582	2,491
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	16	$14,941	$2,912	16	$18,658	$2,670

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$1,327	$1,327
Commercial mortgages	0	0	0
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$1,327	$1,327

	Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$2,315	$2,315
Commercial mortgages	3	4,879	4,879
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	4	$7,194	$7,194

	Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$132	$132
Commercial mortgages	2	3,615	3,549
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	3	$3,747	$3,681

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $319 during the years ended December 31, 2015 and 2014, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-15 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2015 and 2014 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2015 one impaired commercial industrial loan having a balance of $1,327 was modified in troubled debt restructurings. The Corporation did not record any additional provision for loan losses for this loan during the year ended December 31, 2015.

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

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$447,449	$4,749	$22,943	$223	$475,364
Commercial mortgages	426,870	1,735	19,148	426	448,179

Total	$874,319	$6,484	$42,091	$649	$923,543

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$402,923	$6,703	$18,525	$307	$428,458
Commercial mortgages	328,614	0	23,699	439	352,752

Total	$731,537	$6,703	$42,224	$746	$781,210

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$570,467	$77,053	$5,201	$499,078	$68,603	$5,233
Non-performing	3,758	1,292	0	3,239	1,045	0

Total	$574,225	$78,345	$5,201	$502,317	$69,648	$5,233

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2015 and 2014:

	2015	2014
Consumer	$30,001	$27,916
Residential real estate	1,263	1,270
Less: unearned discount	(4,556)	(4,307)

Total	$26,708	$24,879

6.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Loans originated for resale, net of principal pay downs	$15,171	$10,271	$19,883
Proceeds from sales of loans held for sale	14,927	10,227	22,252
Net gains on sales of loans held for sale	630	596	808
Loan servicing fees	390	473	375

Total loans serviced for others were $107,165, $112,002, and $114,428 at December 31, 2015, 2014, and 2013, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Balance, beginning of year	$856	$904	$714
Additions	380	240	350
Servicing rights acquired	0	0	83
Amortization	(274)	(288)	(243)

Balance, end of year	$962	$856	$904

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $964, $896, and $915 at December 31, 2015, 2014, and 2013, respectively. No valuation allowance is deemed necessary at December 31, 2015, 2014, or 2013. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2015 or 2014.

7.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2015 and 2014:

	2015	2014
Land	$4,726	$4,726
Premises and leasehold improvements	37,673	35,839
Furniture and equipment	25,517	24,137
Construction in process	7,017	3,506

	74,933	68,208
Less: accumulated depreciation	35,563	32,830

Premises and equipment, net	$39,370	$35,378

Depreciation on premises and equipment amounted to $2,756 in 2015, $2,659 in 2014, and $2,147 in 2013.

In 2015, the Corporation entered into a contractual commitment to construct a branch facility in Worthington, Ohio at a cost of $5,948. Construction has commenced with $2,006 of construction in process as of December 31, 2015. The project is expected to be completed by the end of the fourth quarter of 2016.

In 2014, the Corporation entered into a contractual commitment to remodel its main office facility in Clearfield, Pennsylvania at a cost of $9,935. Construction in the amount of $5,658 has been completed, and $4,277 was in process as of December 31, 2015. The project is expected to be completed by the end of the first quarter of 2016.

The Corporation is committed under nineteen noncancelable operating leases for facilities and thirteen noncancelable operating leases for vehicles with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2015 are as follows:

2016	$907
2017	692
2018	440
2019	356
2020	237
Thereafter	1,967

$4,599

Rental expense, net of rental income, charged to occupancy expense for 2015, 2014, and 2013 was $699, $736, and $490, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $22, $19, and $17 in 2015, 2014, and 2013, respectively.

The minimum annual rental commitments under this sale-leaseback transaction at December 31, 2015 are as follows:

2016	$105
2017	105
2018	105
2019	105
2020	105
Thereafter	630

$1,155

8.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013

Balance, beginning of year	$806	$986	$325
Additions	806	678	1,151
Sales (at carrying value)	(958)	(858)	(490)

Balance, end of year	$654	$806	$986

Expenses related to foreclosed real estate include:

	2015	2014	2013

Net loss (gain) on sale	$3	$(71)	$(252)
Operating expenses, net of rental income	169	254	81

	$172	$183	$(171)

9.  Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Balance, beginning of year	$27,194	$27,194
Acquired during the year	0	0

Balance, end of year	$27,194	$27,194

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2015 and 2014 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2015 and 2014, the Corporation recorded amortization expense of $1,008 and $1,180, respectively, resulting in a net carrying value of

$2,395 at December 31, 2015 and $3,403 at December 31, 2014. No other intangible assets were required to be recorded in connection with the acquisition.

Estimated amortization expense for each of the next five years is as follows:

2016	834
2017	662
2018	489
2019	316
2020	94

10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2015:

Time deposits maturing:
2016	$50,792
2017	75,658
2018	29,848
2019	13,222
2020	7,271
Thereafter	7,374

$184,165

Certificates of deposit of $250 thousand or more totaled $20,180 and $31,400 at December 31, 2015 and 2014, respectively.

11.  Borrowings

At December 31, 2015 and 2014, the Corporation had available one $10 million line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2015 and 2014.

FHLB Borrowings

At December 31, 2015, the Bank had remaining borrowing capacity with the FHLB of $392,986. At December 31, 2015, borrowings with the FHLB are secured by a pledge of selected securities in the amount of $20,619 and certain loans with a balance of $802,174 at December 31, 2015. Borrowings from the FHLB at December 31, 2015 and 2014 are as follows:

Interest Rate	Maturity	2015	2014
(a)	09/07/15	$0	$20,000
(b)	05/02/16	116,272	35,980
(c)	06/01/17	10,000	10,000
(d)	08/07/17	5,000	5,000
(e)	08/07/17	5,000	5,000
(f)	08/07/17	10,000	10,000
(g)	10/10/17	10,000	10,000
(h)	12/15/17	30,000	0
(i)	09/16/19	18,781	0
(j)	07/03/23	700	700
(k)	09/05/23	2,049	2,167
(l)	03/11/24	888	924
(m)	06/11/24	488	513
(n)	05/04/26	261	282
(o)	10/14/26	273	292
(p)	02/11/33	803	837

		$210,515	$101,695

(a) – Fixed rate borrowing at interest rate of 2.09%. Matured on September 7, 2015.

(b) – Open Repo borrowing at an interest rate of 0.43% at December 31, 2015 and 0.27% at December 31, 2014.

(c) – Interest rate was fixed at 4.60% until June 2009, since which time FHLB has had the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at December 31, 2015 and 2014.

(d) – Interest rate was fixed at 4.02% until February 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at December 31, 2015 and 2014.

(e) – Interest rate was fixed at 4.10% until August 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at December 31, 2015 and 2014.

(f) – Interest rate is fixed at 4.47% until August 2010, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at December 31, 2015 and 2014.

(g) – Interest rate was fixed at 3.97% until October 2009, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at December 31, 2015 and 2014.

(h) – Fixed rate borrowing at an interest rate of 1.25%, with monthly principal and interest payments.

(i) – Fixed rate borrowing at an interest rate of 1.35%, with monthly principal and interest payments.

(j) – Fixed rate borrowing at interest rate of 4.72%.

(k) – Fixed rate borrowing at an interest rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity.

(l) – Fixed rate borrowing at an interest rate of 3.05%, with monthly principal and interest payments and a balloon payment due at maturity.

(m) – Fixed rate borrowing at an interest rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity.

(n) – Fixed rate borrowing at an interest rate of 3.35%, with monthly principal and interest payments.

(o) – Fixed rate borrowing at an interest rate of 4.00%, with monthly principal and interest payments.

(p) – Fixed rate borrowing at an interest rate of 2.96%, with monthly principal and interest payments.

The terms of borrowings (a) through (g) as well as (j) are interest only payments with principal due at maturity.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2015 and 2014, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $11,710 at December 31, 2015. The borrowing has a maturity date of March 20, 2017. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate is fixed and was 5.25% at December 31, 2015 and 2014.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 2.06% at December 31, 2015 and 1.79% at December 31, 2014. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2015:

2016	$136,361
2017	70,351
2018	5,335
2019	4,130
2020	308
Thereafter	24,650

Total borrowed funds	$241,135

12.  Interest Rate Swaps

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At December 31, 2015, the variable rate on the subordinated debt was 2.06% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

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

As of December 31, 2015 and 2014, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2015	2014
Interest rate contract	Accrued interest payable and other liabilities	($736)	($946)
For the Year Ended December 31, 2015	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$137	Interest expense – subordinated debentures		($378)	Other income	$0
For the Year Ended December 31, 2014
Interest rate contract	$111	Interest expense – subordinated debentures		($384)	Other income	$0
For the Year Ended December 31, 2013
Interest rate contract	$409	Interest expense – subordinated debentures		($400)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $351.

As of December 31, 2015 and 2014, a cash collateral balance of $1,400 was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

During 2015, the Corporation entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. Concurrently, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customers to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation’s results of operations.

The Corporation pledged cash collateral to another financial institution with a balance of $200 as of December 31, 2015. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2015:

	3rd party interest rate swap	Customer interest rate swap
Notional amount	$6,751	$6,751
Maturity date	August 1, 2025	August 1, 2025
Fixed rate	4.42%	4.42%
Variable rate	1 month LIBOR + 2.25%	1 month LIBOR + 2.25%
Fair value	$131 (f)	($131) (g)

(f)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(g)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Current – federal	$7,777	$8,471	$7,189

Current – state	139	110	128

Deferred - federal	376	733	(977)

Income tax expense	$8,292	$9,314	$6,340

The components of the net deferred tax asset as of December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets:
Allowance for loan losses	$4,799	$5,076
Fair value adjustments – business combination	1,661	2,466
Deferred compensation	2,443	2,238
Impaired security valuation	497	479
Net operating loss carryover	1,137	1,646
Post-retirement benefits	1,562	1,423
Unrealized loss on interest rate swap	258	331
Nonaccrual loan interest	762	598
Accrued expenses	1,072	974
Deferred fees and costs	388	40
Other	442	351

	15,021	15,622

Deferred tax liabilities:
Unrealized gain on securities available for sale	1,900	1,474
Premises and equipment	1,737	1,528
Intangibles – section 197	4,558	4,900
Mortgage servicing rights	337	299
Other	19	124

	8,551	8,325

Net deferred tax asset	$6,470	$7,297

During 2014, the Corporation generated net capital losses of $36 which were unable to be utilized and expire December 31, 2019. During 2015, the Corporation generated additional net capital losses of $222 which were unable to be utilized and expire December 31, 2020. The associated deferred tax assets of $90 and $13 as of December 31, 2015 and 2014, respectively, are included in other deferred tax assets. The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing temporary differences, future net capital gains and future taxable income.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2015	%	2014	%	2013	%
Tax at statutory rate	$10,671	35.0	$11,336	35.0	$8,057	35.0
Tax exempt income, net	(1,816)	(6.0)	(1,684)	(5.2)	(1,664)	(7.2)
Bank owned life insurance	(418)	(1.4)	(364)	(1.1)	(543)	(2.4)
Merger costs	30	0.1	0	0.0	233	1.0
Other	(175)	(0.5)	26	0.1	257	1.1

Income tax expense	$8,292	27.2	$9,314	28.8	$6,340	27.5

At December 31, 2015 and 2014, the Corporation has no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2015 and 2014, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2015, 2014 and 2013.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2012. Tax years 2012 through 2014 remain open to federal and state examination.

In connection with its acquisition of FC Banc Corp., the Corporation assumed a federal net operating loss carryforward of $6,367, which expires in 2033. Under Section 382 of the Internal Revenue Code, the utilization of the loss carryforward in future years is limited based on the consideration paid and other factors. The annual limitation on the utilization of this loss carry forward is $1,455. As of December 31, 2015, the balance of the net operating loss carryforward is $3,248. Management believes that the net operating loss carryforward will be used in full before its expiration.

14.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $508, $620, and $431 in 2015, 2014, and 2013, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $119. The Corporation recognized profit sharing expense of $868, $1,044, and $855 in 2015, 2014, and 2013 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2015 and 2014, obligations of $4,666 and $4,316, respectively, were included in other liabilities for this plan. Expenses related to this plan were $608 in 2015, $454 in 2014, and $541 in 2013.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2015 and 2014, obligations of $1,142 and $987, respectively, were included in other liabilities for this plan. Expenses related to this plan were $155 in 2015, $55 in 2014, and $119 in 2013.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Benefit obligation at beginning of year	$2,744	$2,485	$2,224
Interest cost	90	102	84
Service cost	96	84	125
Actual claims	(109)	(108)	(167)
Plan amendment	0	0	(602)
Actuarial loss	245	181	821

Benefit obligation at end of year	$3,066	$2,744	$2,485

Amounts recognized in accumulated other comprehensive income at December 31, 2015 and 2014 consist of:

	2015	2014
Net actuarial loss	$(1,773)	$(1,635)
Tax effect	620	572

	$(1,153)	$(1,063)

The accumulated benefit obligation was $3,066 and $2,744 at December 31, 2015 and 2014, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2015	2014	2013
Service cost	$96	$84	$125
Interest cost	90	102	84
Net amortization of transition obligation and actuarial loss	173	149	61

Net periodic benefit cost	359	335	270

Net loss	311	117	821

Plan amendment	0	0	(602)
Amortization of loss	(173)	(149)	(54)
Amortization of transition obligation	0	0	(7)

Total recognized in other comprehensive income	138	(32)	158

Total recognized in net periodic benefit cost and other comprehensive income	$497	$303	$428

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $184.

The weighted average discount rate used to calculate net periodic benefit cost was 3.42% in 2015, 4.31% in 2014, and 3.88% in 2013. The weighted average rate used to calculate accrued benefit obligations was 3.67% in 2015, 3.42% in 2014, and 4.31% in 2013. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2016 and thereafter. A one percent increase in the health care trend rates would result in an increase of $300 in the benefit obligation as of December 31, 2015, and would increase the service and interest costs by $24 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $267 and $21 in the benefit obligation and services and interest costs, respectively, at December 31, 2015.

15.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2015	2014	2013
Balance, beginning of year	$1,087	$1,100	$990
Deferrals, dividends, and changes in fair value recorded as an expense	209	36	191
Deferred compensation payments	(70)	(49)	(81)

Balance, end of year	$1,226	$1,087	$1,100

16.  Stock-Based Compensation

Stock Options

As of December 31, 2015 and 2014, there were no outstanding stock options. There were also no unrecognized compensation costs related to nonvested stock options granted under the stock option plan.

Additional information related to the stock option plan follows:

	2015	2014	2013

Intrinsic value of options exercised	$0	$67	$99
Cash received from option exercises	0	549	698

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2015	68,210	$16.82
Granted	48,300	17.00
Vested	(31,910)	16.60

Nonvested at December 31, 2015	84,600	$17.01

As of December 31, 2015 and 2014, there was $958 and $758, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2015, 2014, and 2013 was $530, $518 and $323, respectively. Compensation expense for restricted stock awards was $621 in 2015, $548 in 2014, and $390 in 2013.

The number of authorized stock-based awards still available for grant as of December 31, 2015 was 309,741.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $6,444 on December 31, 2015 compared to $2,570 on December 31, 2014. During 2015, $1,755 new loans were made, $3,278 was added due to a change in the composition of related parties, and repayments totaled $1,159.

Deposits from principal officers, directors, and their affiliates were $34,294 and $46,964 at December 31, 2015 and 2014, respectively.

18.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Management believes as of December 31, 2015 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2015 and 2014:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital to Risk Weighted Assets
Consolidated	$212,711	13.18%	$129,135	8.0%	N/A
Bank	$193,301	12.07%	$128,132	8.0%	$160,166	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$195,974	12.14%	$96,851	6.0%	N/A
Bank	$178,353	11.14%	$96,099	6.0%	$128,132	8.0%

Common equity Tier 1 to Risk Weighted Assets
Consolidated	$175,974	10.90%	$72,638	4.5%	N/A
Bank	$170,974	10.67%	$72,074	4.5%	$104,108	6.5%

Tier 1 (Core) Capital to Average Assets
Consolidated	$195,974	8.73%	$89,782	4.0%	N/A
Bank	$178,353	8.06%	$88,464	4.0%	$110,581	5.0%

December 31, 2014
Total Capital to Risk Weighted Assets
Consolidated	$199,034	14.30%	$111,374	8.0%	N/A
Bank	$180,597	13.16%	$109,758	8.0%	$137,198	10.0%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$181,661	13.05%	$55,687	4.0%	N/A
Bank	$164,835	12.01%	$54,879	4.0%	$82,319	6.0%

Tier 1 (Core) Capital to Average Assets
Consolidated	$181,661	8.39%	$86,641	4.0%	N/A
Bank	$164,835	7.71%	$85,503	4.0%	$106,878	5.0%

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sales securities is included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2016, $24,216 of accumulated net earnings of the Bank included in consolidated stockholders’ equity, plus any 2016 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2015 and 2014:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$42,803	$259,032	$28,831	$254,269
Unused lines of credit	0	87,493	0	80,428
Standby letters of credit	0	15,704	0	15,132

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2015 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2014 have interest rates ranging from 1.69% to 18.00% and maturities ranging from 3 months to 20 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. Oxer is a Small Business Investment Company (SBIC) that is licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of December 31, 2015, Oxer’s general partner had not requested any of the capital committed by its limited partner investors.

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

The Corporation’s structured pooled trust preferred securities are priced using Level 3 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely, and the once-active market has become comparatively inactive. The Corporation engaged a third party consultant who has developed a model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral and default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining the security valuation. Due to the current market conditions as well as the limited trading activity of these types of securities, the market value of the Corporation’s structured pooled trust preferred securities are highly sensitive to assumption changes and market volatility.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2014:

		Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,751	$0	$141,751	$0
States and political subdivisions	171,819	0	171,819	0
Residential and multi-family mortgage	157,982	0	157,982	0
Corporate notes and bonds	18,688	0	18,688	0
Pooled trust preferred	3,413	0	0	3,413
Pooled SBA	51,409	0	51,409	0
Other equity securities	981	981	0	0

Total Securities Available For Sale	$546,043	$981	$541,649	$3,413

Interest Rate swaps:	$131	$0	$131	$0

Trading Securities:
Corporate equity securities	$3,389	$3,389	$0	$0
Mutual funds	750	750	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	130	130	0	0
U.S. Government sponsored entities	54	0	54	0
Total Trading Securities	$4,576	$4,522	$54	$0

Liabilities,
Interest rate swaps	$(867)	$0	$(867)	$0

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$155,564	$0	$155,564	$0
States and political subdivisions	181,002	0	181,002	0
Residential and multi-family mortgage	265,164	0	265,164	0
Corporate notes and bonds	19,430	0	19,430	0
Pooled trust preferred	905	0	0	905
Pooled SBA	62,653	0	62,653	0
Other equity securities	1,002	1,002	0	0

Total Securities Available For Sale	$685,720	$1,002	$683,813	$905

Trading Securities:
Corporate equity securities	$3,044	$3,044	$0	$0
Mutual funds	999	999	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	155	155	0	0
U.S. Government sponsored entities	54	0	54	0
Total Trading Securities	$4,505	$4,451	$54	$0

Liabilities,
Interest rate swaps	$(946)	$0	$(946)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Pooled trust preferred
Balance, January 1, 2015	$905
Total gains or (losses):
Included in other comprehensive income (loss)	2,508
Included in realized gains on available-for-sale securities	0
Sale of available-for-sale securities	0

Balance, December 31, 2015	$3,413

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Pooled trust preferred
Balance, January 1, 2014	$661
Total gains or (losses):
Included in other comprehensive income (loss)	244
Included in realized gains on available-for-sale securities	0
Sale of available-for-sale securities	0

Balance, December 31, 2014	$905

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$3,413	Discounted cash flow	Collateral default rate Yield	1% in 2015; 0.5% in 2016 and thereafter 9%
			Prepayment speed	2.0% constant prepayment rate in 2015 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$905	Discounted cash flow	Collateral default rate Yield	1% in 2015; 0.5% in 2016 and thereafter 11%
			Prepayment speed	2.0% constant prepayment rate in 2015 and thereafter

At December 31, 2015 and 2014, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,247	0	0	$2,247

	Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,353	0	0	$2,353
Commercial, industrial, and agricultural	2,820	0	0	2,820

Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $3,489, with a valuation allowance of $1,242 as of December 31, 2015, resulting in an additional provision for loan losses of $414 for the year then ended. Impaired loans had a recorded investment of $7,423, with a valuation allowance of $2,250 as of December 31, 2014, resulting in an additional provision for loan losses of $801 for the year then ended.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,247	Sales comparison approach	Adjustment for differences between the comparable sales	25%—69% (36%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,353	Sales comparison approach	Adjustment for differences between the comparable sales	34%—100% (44%)
Impaired loans – commercial, industrial, and agricultural	$2,820	Sales comparison approach	Adjustment for differences between the comparable sales	8%—49% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2015:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$27,261	$27,261	$0	$0	$27,261
Securities available for sale	546,043	981	541,649	3,413	546,043
Trading securities	4,576	4,522	54	0	4,576
Loans held for sale	1,381	0	1,438	0	1,438
Net loans	1,561,061	0	0	1,554,502	1,554,502
FHLB and other equity interests	15,921	n/a	n/a	n/a	n/a
Interest rate swaps	131	0	131	0	131
Accrued interest receivable	7,312	5	2,875	4,432	7,312

LIABILITIES
Deposits	$(1,815,053)	$(1,630,888)	$(183,028)	$0	(1,813,916)
FHLB and other borrowings	(220,515)	0	(218,808)	0	(218,808)
Subordinated debentures	(20,620)	0	(11,761)	0	(11,761)
Interest rate swaps	(867)	0	(867)	0	(867)
Accrued interest payable	(766)	(344)	(404)	(18)	(766)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2014:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$27,928	$27,928	$0	$0	$27,928
Interest bearing time deposits with other banks	225	0	224	0	224
Securities available for sale	685,720	1,002	683,813	905	685,720
Trading securities	4,505	4,296	209	0	4,505
Loans held for sale	887	0	938	0	938
Net loans	1,337,916	0	0	1,337,537	1,337,537
FHLB and other equity interests	6,695	n/a	n/a	n/a	n/a
Accrued interest receivable	7,441	5	3,503	3,933	7,441

LIABILITIES
Deposits	$(1,847,079)	$(1,670,172)	$(176,036)	$0	(1,846,208)
FHLB and other borrowings	(111,695)	0	(111,821)	0	(111,821)
Subordinated debentures	(20,620)	0	(11,395)	0	(11,395)
Interest rate swaps	(946)	0	(946)	0	(946)
Accrued interest payable	(804)	(358)	(430)	(16)	(804)

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

21.  Parent Company Only Financial Information (Dollars in thousands)

CONDENSED BALANCE SHEETS	December 31,
	2015	2014

Assets
Cash	$1,557	$1,556
Trading securities	434	417
Investment in bank subsidiary	197,226	184,671
Investment in non-bank subsidiaries	24,345	23,720
Deferred tax asset	482	529
Other assets	2,106	2,159

Total assets	$226,150	$213,052

Liabilities
Borrowings from subsidiary	$1,350	$1,350
Subordinated debentures	20,620	20,620
Other liabilities	2,267	2,534

Total liabilities	24,237	24,504
Total shareholders’ equity	201,913	188,548

Total liabilities and shareholders’ equity	$226,150	$213,052

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2015	2014	2013
Dividends from:
Bank subsidiary	$10,404	$10,675	$1,875
Non-bank subsidiaries	323	0	6,674
Other	157	170	208

Total income	10,884	10,845	8,757

Expenses	(1,708)	(1,520)	(1,461)

Income before income taxes and equity in undistributed net income of subsidiaries:	9,176	9,325	7,296
Income tax benefit	547	473	438
Equity in undistributed net income of bank subsidiary	11,889	12,327	14,080
Equity in undistributed net income (loss) of non-bank subsidiaries	585	949	(5,135)

Net income	$22,197	$23,074	$16,679

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2015	2014	2013
Net income
Adjustments to reconcile net income to net cash provided by	$22,197	$23,074	$16,679
operating activities:
Equity in undistributed net income of bank subsidiary	(11,889)	(12,327)	(14,080)
Equity in undistributed (net income) loss of non-bank subsidiaries	(585)	(949)	5,135
Net unrealized (gains) losses on trading securities	(11)	1	(47)
Decrease (increase) in other assets	9	(13)	112
Increase in other liabilities	663	601	384

Net cash provided by operating activities	10,384	10,387	8,183

Cash flows from investing activities	0	0	0

Cash flows from financing activities:
Dividends paid	(9,515)	(9,521)	(8,573)
Purchase of treasury stock	(868)	(1,675)	0
Net proceeds from sale of treasury stock and option exercises	0	587	739
Net advance to subsidiary	0	0	(600)

Net cash used in financing activities	(10,383)	(10,609)	(8,434)

Net increase (decrease) in cash	1	(222)	(251)
Cash beginning of year	1,556	1,778	2,029

Cash end of year	$1,557	$1,556	$1,778

22.  Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Unrealized holding (losses) gains on available for sale securities	$(623)	$16,141	$(36,130)
Less reclassification adjustment for gains recognized in earnings	(666)	(429)	(355)

Net unrealized (losses) gains	(1,289)	15,712	(36,485)
Tax effect	452	(5,498)	12,770

Net-of-tax amount	(837)	10,214	(23,715)

Unrealized holding gains on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	2,508	244	61
Less reclassification adjustment for impairment loss recognized in earnings	0	0	0

Net unrealized gains	2,508	244	61
Tax effect	(878)	(86)	(21)

Net-of-tax amount	1,630	158	40

Actuarial loss on postemployment health care plan	(311)	(117)	(219)
Net amortization of transition obligation and actuarial gain	173	149	61

Net unrealized loss on postemployment health care plan	(138)	32	(158)
Tax effect	48	(11)	55

Net-of-tax amount	(90)	21	(103)

Unrealized gain (loss) on interest rate swap	(168)	(213)	229
Less reclassification adjustment for losses recognized in earnings	378	384	400

Net unrealized gain (loss)	210	171	629
Tax effect	(73)	(60)	(220)

Net-of-tax amount	137	111	409

Other comprehensive income (loss)	$840	$10,504	$(23,369)

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2015, 2014, and 2013:

	Balance	Increase	Balance	Increase	Balance	Increase	Balance
	1/1/13	(Decrease)	12/31/13	(Decrease)	12/31/14	(Decrease)	12/31/15
Unrealized gains (losses) on securities available for sale	$16,039	$(23,675)	$(7,636)	$10,372	$2,736	$793	$3,529
Unrealized gain (loss) on postretirement benefits plan	(981)	(103)	(1,084)	21	(1,063)	(90)	(1,153)
Unrealized loss on interest rate swap	(1,134)	409	(725)	111	(614)	137	(477)

Total	$13,924	$(23,369)	$(9,445)	$10,504	$1,059	$840	$1,899

23.    Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Quarters Ended in 2015				Quarters Ended in 2014
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$21,641	$21,306	$22,237	$21,994	$21,437	$21,418	$21,532	$22,495
Net interest income	18,590	18,151	19,038	18,928	18,280	18,443	18,440	19,432
Provision for loan losses	943	486	463	668	1,019	1,501	1,038	282
Non-interest income	3,097	4,141	3,415	4,146	3,205	3,514	3,496	4,106
Non-interest expense	13,093	14,121	14,427	14,816	13,261	12,608	13,150	13,669
Net income	5,565	5,602	5,522	5,508	5,166	5,617	5,548	6,743
Net income per share, basic	0.39	0.39	0.38	0.38	0.36	0.39	0.39	0.47
Net income per share, diluted	0.39	0.39	0.38	0.38	0.36	0.39	0.39	0.47

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2015. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2015 based on criteria established in the 2013 Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 4, 2016

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 4, 2016	Date: March 4, 2016

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for our 2016 annual meeting of stockholders (the “2016 proxy statement”), which we will file with the SEC on or before 120 days after our 2015 fiscal year-end, and which will appear in the 2016 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the captions “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

Exhibit No.	Description

10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as Exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*

10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference.*

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 4, 2016	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2016.

/s/ Joseph B. Bower, Jr.	/s/ Dennis L. Merrey
JOSEPH B. BOWER, JR.	DENNIS L. MERREY, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ James B. Ryan
RICHARD L. GRESLICK, JR.	JAMES B. RYAN, Director
Secretary and Director

/s/ Brian W. Wingard	/s/ Nicholas C. Scott, Jr.
BRIAN W. WINGARD	NICHOLAS C. SCOTT, JR., Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Falger	/s/ Richard B. Seager
WILLIAM F. FALGER, Director	RICHARD B. SEAGER, Director

/s/ Robert W. Montler	/s/ Peter F. Smith
ROBERT W. MONTLER, Director	PETER F. SMITH, Director

/s/ Deborah Dick Pontzer	/s/ Peter C. Varischetti
DEBORAH DICK PONTZER, Director	PETER C. VARISCHETTI, Director

/s/ Joel E. Peterson
JOEL E. PETERSON, Director

/s/ Jeffrey S. Powell
JEFFREY S. POWELL, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*

10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference.*

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

Exhibit No.	Description

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.