Form 10-Q
period 2016-03-31
CNB FINANCIAL CORP/PA
filed 2016-05-05
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the issuer’s common stock as of May 2, 2016

COMMON STOCK NO PAR VALUE PER SHARE: 14,458,818 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$22,815	$23,302
Interest bearing deposits with other banks	2,762	3,959

Total cash and cash equivalents	25,577	27,261
Securities available for sale	538,721	546,043
Trading securities	4,692	4,576
Loans held for sale	544	1,381
Loans	1,610,186	1,582,354
Less: unearned discount	(3,878)	(4,556)
Less: allowance for loan losses	(16,738)	(16,737)

Net loans	1,589,570	1,561,061
FHLB and other equity interests	13,675	15,921
Premises and equipment, net	40,044	39,370
Bank owned life insurance	41,302	41,039
Mortgage servicing rights	956	962
Goodwill	27,194	27,194
Core deposit intangible	2,180	2,395
Accrued interest receivable and other assets	16,546	17,933

Total Assets	$2,301,001	$2,285,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$262,480	$263,639
Interest bearing deposits	1,627,731	1,551,414

Total deposits	1,890,211	1,815,053
Short-term borrowings	56,905	116,272
FHLB and other long-term borrowings	99,245	104,243
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	25,864	27,035

Total liabilities	2,092,845	2,083,223

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,188	77,827
Retained earnings	125,935	123,301
Treasury stock, at cost (15,527 shares at March 31, 2016 and 65,052 shares at December 31, 2015)	(274)	(1,114)
Accumulated other comprehensive income	5,307	1,899

Total shareholders’ equity	208,156	201,913

Total Liabilities and Shareholders’ Equity	$2,301,001	$2,285,136

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	March 31,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans including fees	$18,686	$17,496
Securities:
Taxable	2,355	2,939
Tax-exempt	883	938
Dividends	142	268

Total interest and dividend income	22,066	21,641

INTEREST EXPENSE:
Deposits	2,016	2,047
Borrowed funds	914	818
Subordinated debentures (includes $89 and $96 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2016 and 2015, respectively)	194	186

Total interest expense	3,124	3,051

NET INTEREST INCOME	18,942	18,590
PROVISION FOR LOAN LOSSES	1,196	943

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,746	17,647

NON-INTEREST INCOME:
Service charges on deposit accounts	981	1,017
Other service charges and fees	560	624
Wealth and asset management fees	723	766
Net realized gains on available-for-sale securities (includes $0 and $19 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2016 and 2015, respectively)	0	19
Net realized and unrealized losses on trading securities	(34)	(32)
Mortgage banking	171	113
Bank owned life insurance	263	276
Other	479	314

Total non-interest income	3,143	3,097

NON-INTEREST EXPENSES:
Salaries and benefits	7,491	6,632
Net occupancy expense	1,839	1,799
Amortization of core deposit intangible	215	259
Data processing	1,252	1,037
State and local taxes	492	550
Legal, professional, and examination fees	374	312
Advertising	484	334
FDIC insurance premiums	322	296
Merger costs	42	0
Other	1,669	1,874

Total non-interest expenses	14,180	13,093

INCOME BEFORE INCOME TAXES	6,709	7,651
INCOME TAX EXPENSE (includes ($31) and ($27) income tax expense from reclassification items in 2016 and 2015, respectively)	1,690	2,086

NET INCOME	$5,019	$5,565

EARNINGS PER SHARE:
Basic	$0.35	$0.39
Diluted	$0.35	$0.39
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2016	2015
NET INCOME	$5,019	$5,565
Other comprehensive income, net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain on interest rate swaps, net of tax of $45 and $43, respectively	(83)	(81)
Reclassification adjustment for losses recognized in earnings, net of tax of ($31) and ($34), respectively	58	62

	(25)	(19)

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of $97 and $0, respectively	(181)	0

Unrealized gains on other securities available for sale:
Unrealized gains arising during the period, net of tax of ($1,946) and ($2,650), respectively	3,614	4,920
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $7, respectively	0	(12)

	3,614	4,908

Other comprehensive income	3,408	4,889

COMPREHENSIVE INCOME	$8,427	$10,454

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,019	$5,565
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,196	943
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	1,001	1,018
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(430)	(800)
Net realized gains on sales of available-for-sale securities	0	(19)
Net realized and unrealized losses on trading securities	34	32
Proceeds from sale of trading securities	0	274
Purchase of trading securities	(150)	(303)
Gain on sale of loans	(111)	(81)
Net gains on dispositions of premises and equipment and foreclosed assets	9	18
Proceeds from sale of loans	3,782	1,899
Origination of loans held for sale	(2,864)	(2,622)
Income on bank owned life insurance	(263)	(276)
Stock-based compensation expense	240	157
Contribution of treasury stock	15	12
Changes in:
Accrued interest receivable and other assets	1,275	2,855
Accrued interest payable and other liabilities	(3,058)	(3,424)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,695	5,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	12,039	25,021
Proceeds from sales of available-for-sale securities	0	32,949
Purchase of available-for-sale securities	0	(20,763)
Loan origination and payments, net	(28,710)	(96)
Redemption of FHLB and other equity interests	2,246	1,772
Purchase of premises and equipment	(1,424)	(1,435)
Proceeds from the sale of premises and equipment and foreclosed assets	85	4

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	(15,764)	37,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	69,719	(14,977)
Certificates of deposit	5,439	35,279
Purchase of treasury stock	(23)	(868)
Cash dividends paid	(2,385)	(2,384)
Repayment of long-term borrowings	(4,998)	(63)
Net change in short-term borrowings	(59,367)	(35,980)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,385	(18,993)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,684)	23,707
CASH AND CASH EQUIVALENTS, Beginning	27,261	27,928

CASH AND CASH EQUIVALENTS, Ending	$25,577	$51,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,070	$3,034
Income taxes	$86	$38
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$0	$172
Grant of restricted stock awards from treasury stock	$849	$821

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2016 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2015 (the “2015 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	BUSINESS COMBINATION

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

At March 31, 2016, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three month periods ended March 31, 2016 and 2015.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $240 and $157 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $1,600 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2016 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	84,600	$17.01
Granted	50,000	17.63
Vested	(32,872)	16.92

Nonvested at end of period	101,728	$17.34

4.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at March 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,502	$0	$141,502	$0
States and political subdivisions	171,041	0	171,041	0
Residential and multi-family mortgage	153,527	0	153,527	0
Corporate notes and bonds	18,101	0	18,101	0
Pooled trust preferred	3,109	0	0	3,109
Pooled SBA	50,448	0	50,448	0
Other equity securities	993	993	0	0

Total Securities Available For Sale	$538,721	$993	$534,619	$3,109

Interest rate swaps	$462	$0	$462	$0

Trading Securities:
Corporate equity securities	$3,356	$3,356	$0	$0
Mutual funds	851	851	0	0
Certificates of deposit	255	255	0	0
Corporate notes and bonds	175	175	0	0
U.S. Government sponsored entities	55	0	55	0

Total Trading Securities	$4,692	$4,637	$55	$0

Liabilities,
Interest rate swaps	$(1,237)	$0	$(1,237)	$0

		Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,751	$0	$141,751	$0
States and political subdivisions	171,819	0	171,819	0
Residential and multi-family mortgage	157,982	0	157,982	0
Corporate notes and bonds	18,688	0	18,688	0
Pooled trust preferred	3,413	0	0	3,413
Pooled SBA	51,409	0	51,409	0
Other equity securities	981	981	0	0

Total Securities Available For Sale	$546,043	$981	$541,649	$3,413

Interest rate swaps	$131	$0	$131	$0

Trading Securities:
Corporate equity securities	$3,389	$3,389	$0	$0
Mutual funds	750	750	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	130	130	0	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,576	$4,522	$54	$0

Liabilities,
Interest rate swaps	$(867)	$0	$(867)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and March 31, 2015:

	2016	2015
Balance, January 1	$3,413	$905
Total gains or (losses):
Included in other comprehensive income (unrealized)	(304)	0

Balance, March 31	$3,109	$905

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$3,109	Discounted cash flow	Collateral default rate	0.5% in 2016 and thereafter
			Yield (weighted average) Prepayment speed	9.0% 2.0% constant prepayment rate in 2016 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$3,413	Discounted cash flow	Collateral default rate	1% in 2015; 0.5% in 2016 and thereafter
			Yield (weighted average) Prepayment speed	9.0% 2.0% constant prepayment rate in 2015 and thereafter

At March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2016 and December 31, 2015:

Fair Value Measurements at March 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,247	0	0	$ 2,247

Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,247	0	0	$ 2,247

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $3,406 with a valuation allowance of $1,159 as of March 31, 2016, resulting in a negative provision for loan losses of ($82) for the corresponding three month period. Impaired loans had a recorded investment of $3,489 with a valuation allowance of $1,242 as of December 31, 2015. Impaired loans earned at fair value resulted in an additional provision for loan losses of $3 for the three months ended March 31, 2015.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,247	Sales comparison approach	Adjustment for differences between the comparable sales	24% - 68% (34%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,247	Sales comparison approach	Adjustment for differences between the comparable sales	25% - 69% (36%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2016:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$25,577	$25,577	$0	$0	$25,577
Securities available for sale	538,721	993	534,619	3,109	538,721
Trading securities	4,692	4,637	55	0	4,692
Loans held for sale	544	0	546	0	546
Net loans	1,589,570	0	0	1,598,865	1,598,865
FHLB and other equity interests	13,675	n/a	n/a	n/a	n/a
Interest rate swaps	462	0	462	0	462
Accrued interest receivable	7,609	6	3,170	4,433	7,609

LIABILITIES
Deposits	$(1,890,211)	$(1,700,606)	$(189,569)	$0	$(1,890,175)
FHLB and other borrowings	(156,150)	0	(155,165)	0	(155,165)
Subordinated debentures	(20,620)	0	(11,802)	0	(11,802)
Interest rate swaps	(1,237)	0	(1,237)	0	(1,237)
Accrued interest payable	(820)	(334)	(467)	(19)	(820)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2015:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,261	$27,261	$0	$0	$27,261
Securities available for sale	546,043	981	541,649	3,413	546,043
Trading securities	4,576	4,522	54	0	4,576
Loans held for sale	1,381	0	1,438	0	1,438
Net loans	1,561,061	0	0	1,554,502	1,554,502
FHLB and other equity interests	15,921	n/a	n/a	n/a	n/a
Interest rate swaps	131	0	131	0	131
Accrued interest receivable	7,312	5	2,875	4,432	7,312

LIABILITIES
Deposits	$(1,815,053)	$(1,630,888)	$(183,028)	$0	$(1,813,916)
FHLB and other borrowings	(220,515)	0	(218,808)	0	(218,808)
Subordinated debentures	(20,620)	0	(11,761)	0	(11,761)
Interest rate swaps	(867)	0	(867)	0	(867)
Accrued interest payable	(766)	(344)	(404)	(18)	(766)

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

5.	SECURITIES

Securities available for sale at March 31, 2016 and December 31, 2015 are as follows:

		March 31, 2016				December 31, 2015
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$139,178	$2,372	$(48)	$141,502	$141,300	$1,579	$(1,128)	$141,751
State & political subdivisions	163,663	7,572	(194)	171,041	165,828	6,234	(243)	171,819
Residential & multi-family mortgage	153,587	1,463	(1,523)	153,527	160,316	1,060	(3,394)	157,982
Corporate notes & bonds	19,788	199	(1,886)	18,101	19,794	165	(1,271)	18,688
Pooled trust preferred	800	2,309	0	3,109	800	2,613	0	3,413
Pooled SBA	50,000	913	(465)	50,448	51,556	760	(907)	51,409
Other equity securities	1,020	0	(27)	993	1,020	0	(39)	981

Total	$528,036	$14,828	$(4,143)	$538,721	$540,614	$12,411	$(6,982)	$546,043

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Corporate equity securities	$3,356	$3,389
Mutual funds	851	750
Certificates of deposit	255	253
Corporate notes and bonds	175	130
U.S. Government sponsored entities	55	54

Total	$4,692	$4,576

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2016

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$12,014	$(21)	$10,385	$(27)	$22,399	$(48)
State & political subdivisions	1,871	(194)	0	0	1,871	(194)
Residential & multi-family mortgage	43,223	(488)	53,225	(1,035)	96,448	(1,523)
Corporate notes & bonds	0	0	7,525	(1,886)	7,525	(1,886)
Pooled SBA	1,379	(1)	26,940	(464)	28,319	(465)
Other equity securities	0	0	993	(27)	993	(27)

	$58,487	$(704)	$99,068	$(3,439)	$157,555	$(4,143)

December 31, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$65,675	$(640)	$31,923	$(488)	$97,598	$(1,128)
State & political subdivisions	9,103	(234)	2,478	(9)	11,581	(243)
Residential & multi-family mortgage	69,631	(1,562)	50,351	(1,832)	119,982	(3,394)
Corporate notes & bonds	5,027	(2)	8,144	(1,269)	13,171	(1,271)
Pooled SBA	2,908	(28)	27,127	(879)	30,035	(907)
Other equity securities	0	0	981	(39)	981	(39)

	$152,344	$(2,466)	$121,004	$(4,516)	$273,348	$(6,982)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2016 and 2015 is as follows:

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

As of March 31, 2016 and December 31, 2015, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2016	$0	$0	$0
Three months ended March 31, 2015	$32,949	$136	$117

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2016:

	Amortized	Fair
	Cost	Value
1 year or less	$30,700	$30,547
1 year – 5 years	192,864	199,213
5 years – 10 years	76,842	79,312
After 10 years	23,023	24,681

	323,429	333,753
Residential and multi-family mortgage	153,587	153,527
Pooled SBA	50,000	50,448

Total debt securities	$527,016	$537,728

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2016 and December 31, 2015, securities carried at $315,987 and $312,669, respectively, were pledged to secure public deposits and for other purposes as provided by law.

6.	LOANS

Total net loans at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Commercial, industrial, and agricultural	$477,835	$475,364
Commercial mortgages	471,844	448,179
Residential real estate	578,028	574,225
Consumer	75,858	78,345
Credit cards	5,167	5,201
Overdrafts	1,454	1,040
Less: unearned discount	(3,878)	(4,556)
allowance for loan losses	(16,738)	(16,737)

Loans, net	$1,589,570	$1,561,061

At March 31, 2016 and December 31, 2015, net unamortized loan fees of $(686) and $(636), respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 30% and 30% of the Corporation’s total loan portfolio at March 31, 2016 and December 31, 2015, respectively. Commercial mortgage loans comprised 29% and 28% of the Corporation’s total loan portfolio at March 31, 2016 and December 31, 2015, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 36% and 36% of the Corporation’s total loan portfolio at March 31, 2016 and December 31, 2015, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans originated for sale into the secondary market are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both March 31, 2016 and December 31, 2015. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended March 31, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(271)	0	(25)	(987)	(9)	(51)	(1,343)
Recoveries	8	5	59	44	12	20	148
Provision (benefit) for loan losses	(145)	434	65	846	(12)	8	1,196

Allowance for loan losses, March 31, 2016	$5,627	$6,044	$2,574	$2,274	$81	$138	$16,738

Transactions in the allowance for loan losses for the three months ended March 31, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(74)	0	(66)	(523)	(42)	(57)	(762)
Recoveries	15	50	1	29	3	30	128
Provision (benefit) for loan losses	168	(64)	372	418	42	7	943

Allowance for loan losses, March 31, 2015	$7,223	$5,296	$2,786	$2,129	$74	$174	$17,682

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2016 and December 31, 2015. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

March 31, 2016

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$208	$107	$0	$0	$0	$0	$315
Collectively evaluated for impairment	4,634	4,003	2,574	2,274	81	138	13,704
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	785	1,934	0	0	0	0	2,719

Total ending allowance balance	$5,627	$6,044	$2,574	$2,274	$81	$138	$16,738

Loans:
Individually evaluated for impairment	$1,032	$230	$0	$0	$0	$0	$1,262
Collectively evaluated for impairment	471,932	461,205	578,028	75,858	5,167	1,454	1,593,644
Acquired with deteriorated credit quality	0	676	0	0	0	0	676
Modified in a troubled debt restructuring	4,871	9,733	0	0	0	0	14,604

Total ending loans balance	$477,835	$471,844	$578,028	$75,858	$5,167	$1,454	$1,610,186

December 31, 2015

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$239	$0	$39	$0	$0	$0	$278
Collectively evaluated for impairment	4,909	3,580	2,436	2,371	90	161	13,547
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	887	2,025	0	0	0	0	2,912

Total ending allowance balance	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Loans:
Individually evaluated for impairment	$1,196	$393	$248	$0	$0	$0	$1,837
Collectively evaluated for impairment	469,128	437,200	573,977	78,345	5,201	1,040	1,564,891
Acquired with deteriorated credit quality	0	685	0	0	0	0	685
Modified in a troubled debt restructuring	5,040	9,901	0	0	0	0	14,941

Total ending loans balance	$475,364	$448,179	$574,225	$78,345	$5,201	$1,040	$1,582,354

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

March 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,416	$3,309	$993
Commercial mortgage	6,426	5,473	2,041
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,527	2,594	0
Commercial mortgage	4,490	4,490	0
Residential real estate	0	0	0

Total	$17,859	$15,866	$3,034

December 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,448	$3,448	$1,126
Commercial mortgage	5,985	5,343	2,025
Residential real estate	351	248	39
With no related allowance recorded:
Commercial, industrial, and agricultural	3,716	2,788	0
Commercial mortgage	5,001	4,951	0
Residential real estate	0	0	0

Total	$18,501	$16,778	$3,190

	Three Months Ended March 31, 2016
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,379	$0	$0
Commercial mortgage	5,408	0	0
Residential real estate	124	5	5
With no related allowance recorded:
Commercial, industrial, and agricultural	2,691	0	0
Commercial mortgage	4,720	0	0
Residential real estate	0	1	1

Total	$16,322	$6	$6

	Three Months Ended March 31, 2015
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$5,981	$35	$35
Commercial mortgage	10,241	0	0
Residential real estate	400	2	2
With no related allowance recorded:
Commercial, industrial, and agricultural	1,636	10	10
Commercial mortgage	4,886	0	0
Residential real estate	257	2	2

Total	$23,401	$49	$49

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,571	$0	$3,560	$3
Commercial mortgages	3,740	0	3,651	0
Residential real estate	3,939	26	3,671	87
Consumer	1,047	26	1,277	15
Credit cards	0	0	0	0

Total	$12,297	$52	$12,159	$105

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans.

March 31, 2016

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$855	$1,148	$3,339	$5,342	$472,493	$477,835
Commercial mortgages	0	0	3,510	3,510	468,334	471,844
Residential real estate	2,007	0	3,713	5,720	572,308	578,028
Consumer	235	180	1,073	1,488	74,370	75,858
Credit cards	0	0	0	0	5,167	5,167
Overdrafts	0	0	0	0	1,454	1,454

Total	$3,097	$1,328	$11,635	$16,060	$1,594,126	$1,610,186

December 31, 2015

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$131	$622	$698	$1,451	$473,913	$475,364
Commercial mortgages	7	343	3,651	4,001	444,178	448,179
Residential real estate	2,834	378	3,001	6,213	568,012	574,225
Consumer	216	179	1,292	1,687	76,658	78,345
Credit cards	0	0	0	0	5,201	5,201
Overdrafts	0	0	0	0	1,040	1,040

Total	$3,188	$1,522	$8,642	$13,352	$1,569,002	$1,582,354

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	8	$4,871	$785	8	$5,040	$887
Commercial mortgages	8	9,733	1,934	8	9,901	2,025
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	16	$14,604	$2,719	16	$14,941	$2,912

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2016 or March 31, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2016 and December 31, 2015 and no principal balances were forgiven in connection with the loan restructurings.

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

March 31, 2016

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$448,196	$8,113	$21,274	$252	$477,835
Commercial mortgages	450,873	1,732	18,816	423	471,844

Total	$899,069	$9,845	$40,090	$675	$949,679

December 31, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$447,449	$4,749	$22,943	$223	$475,364
Commercial mortgages	426,870	1,735	19,148	426	448,179

Total	$874,319	$6,484	$42,091	$649	$923,543

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$574,063	$74,785	$5,167	$570,467	$77,053	$5,201
Non-performing	3,965	1,073	0	3,758	1,292	0

Total	$578,028	$75,858	$5,167	$574,225	$78,345	$5,201

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

Holiday’s loan portfolio is summarized as follows at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Consumer	$26,617	$30,001
Residential real estate	1,301	1,263
Less: unearned discount	(3,878)	(4,556)

Total	$24,040	$26,708

7.	DEPOSITS

Total deposits at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Percentage Change	March 31, 2016	December 31, 2015
Checking, non-interest bearing	(0.4%)	$262,480	$263,639
Checking, interest bearing	8.2%	476,440	440,174
Savings accounts	3.7%	961,686	927,074
Certificates of deposit	3.0%	189,605	184,166

	4.1%	$1,890,211	$1,815,053

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2016 and 2015, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended
	March 31,
	2016	2015
Basic earnings per common share computation:
Net income per consolidated statements of income	$5,019	$5,565
Net earnings allocated to participating securities	(31)	(29)

Net earnings allocated to common stock	$4,988	$5,536

Distributed earnings allocated to common stock	$2,369	$2,370
Undistributed earnings allocated to common stock	2,619	3,166

Net earnings allocated to common stock	$4,988	$5,536

Weighted average common shares outstanding, including shares considered participating securities	14,436	14,424
Less: Average participating securities	(79)	(67)

Weighted average shares	14,357	14,357

Basic earnings per common share	$0.35	$0.39

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,988	$5,536

Weighted average common shares outstanding for basic earnings per common share	14,357	14,357
Add: Dilutive effects of assumed exercises of stock options	0	0

Weighted average shares and dilutive potential common shares	14,357	14,357

Diluted earnings per common share	$0.35	$0.39

9.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At March 31, 2016, the variable rate on the subordinated debt was 2.18% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of March 31, 2016 and December 31, 2015, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

		Fair value as of
	Balance Sheet	March 31,	December 31,
	Location	2016	2015
Interest rate contracts	Accrued interest and other liabilities	($775)	($736)

For the Three Months
Ended March 31, 2016	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($25)	Interest expense – subordinated debentures	($89)	Other income	$0
For the Three Months
Ended March 31, 2015	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($19)	Interest expense – subordinated debentures	($96)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $339. As of March 31, 2016 and December 31, 2015, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

The Corporation has entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. Concurrently, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customers to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation’s results of operations.

The Corporation pledged cash collateral to another financial institution with a balance of $200 as of March 31, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides summary information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of March 31, 2016 and December 31, 2015:

		Average	Weighted	Weighted
	Notional	Maturity	Average	Average	Fair
	Amount	(in years)	Fixed Rate	Variable Rate	Value
March 31, 2016
3rd Party interest rate swaps	$9,443	9.6	4.31%	1 month LIBOR +2.25%	$462	(f)
Customer interest rate swaps	(9,443)	9.6	4.31%	1 month LIBOR +2.25%	(462	)(g)
December 31, 2015
3rd Party interest rate swaps	$6,751	9.4	4.42%	1 month LIBOR +2.25%	$131	(f)
Customer interest rate swaps	(6,751)	9.4	4.42%	1 month LIBOR +2.25%	(131	)(g)

(f)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(g)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued an update (ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting) which will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Corporation’s financial statements.

In March 2016, the FASB issued an update (ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments) which clarifies that an assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence in ASC 815-15-25-42. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-06 is not expected to have a material effect on the Corporation’s financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities that arise from all leases. In addition, lessor accounting guidance will be changed to conform to the new guidance. The update will be effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on the Corporation’s financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Corporation are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update will be effective for interim and annual reporting periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adoption. Early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Corporation’s financial statements.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren, and the Ohio county of Ashtabula. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, Franklin, and Fairfield.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2015, included in its 2015 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $25.6 million at March 31, 2016 compared to $27.3 million at December 31, 2015. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $7.2 million or 1.3% since December 31, 2015, and associated cash proceeds were used primarily to pay down short-term borrowings. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $28.5 million, or 1.8%, during the first three months of 2016. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2016.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Three months ending March 31, 2016	Year ending December 31, 2015	Three months ending March 31, 2015
Balance at beginning of period	$16,737	$17,373	$17,373

Charge-offs:
Commercial, industrial, and agricultural	(271)	(307)	(74)
Commercial mortgages	—	(486)	—
Residential real estate	(25)	(632)	(66)
Consumer	(987)	(1,956)	(523)
Credit cards	(9)	(116)	(42)
Overdrafts	(51)	(221)	(57)

	(1,343)	(3,718)	(762)

Recoveries:
Commercial, industrial, and agricultural	8	267	15
Commercial mortgages	5	52	50
Residential real estate	59	8	1
Consumer	44	96	29
Credit cards	12	14	3
Overdraft deposit accounts	20	85	30

	148	522	128

Net charge-offs	(1,195)	(3,196)	(634)

Provision for loan losses	1,196	2,560	943

Balance at end of period	$16,738	$16,737	$17,682

Loans, net of unearned	$1,606,308	$1,577,798	$1,356,126
Allowance to net loans	1.04%	1.06%	1.30%
Net charge-offs to average loans (annualized)	0.30%	0.22%	0.19%
Nonperforming assets	$13,131	$12,918	$10,192
Nonperforming % of total assets	0.57%	0.57%	0.47%

The adequacy of the allowance for loan losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of classified loans that is given a specific reserve. The remaining loans are pooled, by category, into these segments:

Reviewed

•	Commercial, industrial, and agricultural

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

The reviewed loan pools are further segregated into four categories: special mention, substandard, doubtful, and pass rated. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous quarter end and the two most recent year ends.

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

The methodology described above was created using the experience of the Corporation’s Management team, guidance from the regulatory agencies, expertise of a third-party loan review provider, and discussions with peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. Prudent business practices dictate that the level of the allowance, as well as corresponding charges to the provision for loan losses, should be commensurate with identified areas of risk within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

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

During the three months ended March 31, 2016, CNB recorded a provision for loan losses of $1.2 million, as compared to a provision for loan losses of $943 thousand for the three months ended March 31, 2015. Non-accrual loans as of March 31, 2016 were $12,297 compared to $9,158 as of March 31, 2015. Net chargeoffs in the first quarter of 2016 were $1.2 million, compared to net chargeoffs of $634 thousand in the first quarter of 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. There were no new impaired commercial loan relationships that required a significant loss reserve in the first quarter of 2016.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at March 31, 2016.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $75.2 million from $1.815 billion at December 31, 2015 to $1.890 billion at March 31, 2016.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2016. Total shareholders’ equity was $208.2 million at March 31, 2016 and $201.9 million at December 31, 2015. In the first three months of 2016, the Corporation earned $5.0 million and declared dividends of $2.4 million, resulting in a dividend payout ratio of 47.1% of net income.

The Corporation is required to comply with standards of capital adequacy mandated by banking regulators. On January 1, 2015, rules to implement Basel III capital requirements became effective for community banks. The rules substantially revised the risk-based capital requirements in comparison to the previously existing U.S. risk-based capital rules. The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) increased the minimum requirements for Tier 1 Capital ratio as well as the minimum levels to be considered well capitalized under prompt corrective action; (iii) and introduced the “capital conservation buffer”, designed to absorb losses during periods of economic stress. Institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer are subject to constraints on dividends, equity repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Total risk-based capital ratio	12.98%	13.18%
Tier 1 capital ratio	11.97%	12.14%
Tier 1 common equity ratio	10.76%	10.90%
Leverage ratio	8.73%	8.73%
Tangible common equity/tangible assets (1)	7.87%	7.64%
Book value per share	$14.40	$14.01
Tangible book value per share (1)	$12.37	$11.96

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	March 31, 2016	December 31, 2015
Shareholders’ equity	$208,156	$201,913
Less goodwill	27,194	27,194
Less core deposit intangible	2,180	2,395

Tangible common equity	$178,782	$172,324

Total assets	$2,301,001	$2,285,136
Less goodwill	27,194	27,194
Less core deposit intangible	2,180	2,395

Tangible assets	$2,271,627	$2,255,547

Ending shares outstanding	14,457,955	14,408,430
Tangible book value per share	$12.37	$11.96
Tangible common equity/tangible assets	7.87%	7.64%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$47,232	$289,224	$42,803	$259,032
Unused lines of credit	0	92,116	0	87,493
Standby letters of credit	0	14,604	0	15,704

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at March 31, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2015 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. Oxer is a Small Business Investment Company (SBIC) that is licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of March 31, 2016, the Corporation has invested $361 of its $5,000 commitment.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2016			March 31, 2015
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$416,268	2.30%	$2,355	$524,653	2.26%	$2,939
Tax-Exempt (1,2)	128,967	4.25%	1,328	135,695	4.30%	1,414
Equity Securities (1,2)	17,886	4.29%	192	9,286	15.64%	363

Total securities	563,121	2.81%	3,875	669,634	2.85%	4,716

Loans:
Commercial (2)	476,128	4.70%	5,599	439,895	4.77%	5,250
Mortgage (2)	1,047,439	4.32%	11,309	852,783	4.97%	10,597
Consumer	72,215	11.17%	2,016	70,001	10.44%	1,827

Total loans (3)	1,595,782	4.74%	18,924	1,362,679	5.19%	17,674

Total earning assets	2,158,903	4.25%	$22,799	2,032,313	4.42%	$22,390

Non interest-bearing assets:
Cash and due from banks	25,758			31,230
Premises and equipment	39,912			35,938
Other assets	92,077			92,738
Allowance for loan losses	(16,790)			(17,681)

Total non interest-bearing assets	140,957			142,225

TOTAL ASSETS	$2,299,860			$2,174,538

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$460,452	0.35%	$408	$442,468	0.35%	$386
Savings	955,857	0.46%	1,092	961,222	0.49%	1,177
Time	183,688	1.12%	516	192,326	1.01%	484

Total interest-bearing deposits	1,599,997	0.50%	2,016	1,596,016	0.51%	2,047
Short-term borrowings	88,620	0.61%	136	19,807	0.53%	26
Long-term borrowings	100,912	3.08%	778	75,668	4.19%	792
Subordinated debentures	20,620	3.76%	194	20,620	3.61%	186

Total interest-bearing liabilities	1,810,149	0.69%	$3,124	1,712,111	0.71%	$3,051

Demand—non interest-bearing	255,336			248,163
Other liabilities	26,277			20,205

Total liabilities	2,091,762			1,980,479
Shareholders’ equity	208,098			194,059

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,299,860			$2,174,538

Interest income/Earning assets		4.25%	$22,799		4.42%	$22,390
Interest expense/Interest-bearing liabilities		0.69%	3,124		0.71%	3,051

Net interest spread		3.56%	$19,675		3.71%	$19,339

Interest income/Earning assets		4.25%	22,799		4.42%	22,390
Interest expense/Earning assets		0.58%	3,124		0.60%	3,051

Net interest margin		3.67%	$19,675		3.82%	$19,339

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $5.0 million in the first quarter of 2016 and $5.6 million in the first quarter of 2015. The earnings per diluted share were $0.35 in the first quarter of 2016 and $0.39 in the first quarter of 2015. The annualized return on assets and return on equity for the first quarter of 2016 are 0.87% and 9.65% compared to 1.02% and 11.47% for the first quarter of 2015.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.67% for the three months ended March 31, 2016, compared to 3.82% for the three months ended March 31, 2015. Net accretion included in loan interest income in the first quarter of 2016 related to loans acquired in the fourth quarter of 2013 was $133 thousand, which resulted in an increase in the March 31, 2016 net interest margin of 3 basis points and was $1.1 million for the three months ended March 31, 2015, which resulted in an increase to the net interest margin of 21 basis points. During the first three months of 2016, the Corporation received dividend income from its equity investment in FHLB stock of $96 thousand compared to $217 thousand during the first quarter of 2015.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.2 million in the first quarter of 2016 compared to $943 thousand in the first quarter of 2015. Net chargeoffs in the first quarter of 2016 were $1.2 million, compared to net chargeoffs of $634 thousand in the first quarter of 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. There were no new impaired commercial loan relationships that required a significant loss reserve in the first quarter of 2016.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2016.

NON-INTEREST INCOME

Non-interest income was $3.1 million for both the quarter ended March 31, 2016 and the quarter ended March 31, 2015. Other non-interest income increased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to an increase in debit card interchange fees as a result of CNB’s increasing customer base and an increase in the gains realized on the sale of mortgage and Small Business Administration loans on the secondary market.

NON-INTEREST EXPENSES

Throughout 2015 and the first three months of 2016, CNB made numerous infrastructure, personnel, and other investments to facilitate its continued growth. Additionally, in order to better serve our customers and to achieve operational efficiencies, CNB is undertaking a core processing system upgrade with completion scheduled for the second quarter of 2016. Total non-interest expenses were $14.2 million and $13.1 million during the quarters ended March 31, 2016 and 2015, respectively. Included in non-interest expenses in the first quarter of 2016 were $109 thousand of non-recurring items, with merger related expenses of $42 thousand and costs associated with our core processing system upgrade of $67 thousand. We expect an additional $450 thousand in one-time costs related to the core processing system upgrade in the second quarter of 2016.

Salaries and benefits expenses increased $859 thousand, or 13.0%, during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. As of March 31, 2016, CNB had 441 full-time equivalent staff, compared to 419 full-time equivalent staff as of March 31, 2015. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel.

The ratio of non-interest expenses to average assets was 2.47% and 2.41% during the quarters ended March 31, 2016 and 2015, respectively.

INCOME TAX EXPENSE

Income tax expense was $1.7 million in the first quarter of 2016 and $2.1 million in the first quarter of 2015, resulting in effective tax rates of 25.2% and 27.3% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Securities), and Note 5 (Loans) of the Corporation’s 2015 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2015.

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

March 31, 2016		December 31, 2015
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	2.9%	400	0.2%
300	3.5%	300	1.2%
100	1.8%	100	1.3%
(100)	(2.5%)	(100)	(1.0%)

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2015 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 5, 2016	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 5, 2016	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document