Form 10-Q
period 2016-06-30
CNB FINANCIAL CORP/PA
filed 2016-08-04
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the issuer’s common stock as of August 1, 2016

COMMON STOCK NO PAR VALUE PER SHARE: 14,462,862 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$20,934	$23,302
Interest bearing deposits with other banks	2,992	3,959

Total cash and cash equivalents	23,926	27,261
Securities available for sale	521,001	546,043
Trading securities	4,438	4,576
Loans held for sale	863	1,381
Loans	1,659,591	1,582,354
Less: unearned discount	(3,747)	(4,556)
Less: allowance for loan losses	(15,988)	(16,737)

Net loans	1,639,856	1,561,061
FHLB and other equity interests	16,023	15,921
Premises and equipment, net	41,276	39,370
Bank owned life insurance	41,565	41,039
Mortgage servicing rights	950	962
Goodwill	27,194	27,194
Core deposit intangible	1,964	2,395
Accrued interest receivable and other assets	17,336	17,933

Total Assets	$2,336,392	$2,285,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$253,352	$263,639
Interest bearing deposits	1,637,243	1,551,414

Total deposits	1,890,595	1,815,053
FHLB and other long-term borrowings	54,232	104,243
Other short-term borrowings	131,421	116,272
Subordinated debentures	20,620	20,620
Accrued interest payable and other liabilities	28,586	27,035

Total liabilities	2,125,454	2,083,223

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,337	77,827
Retained earnings	127,614	123,301
Treasury stock, at cost (11,475 shares at June 30, 2016 and 65,052 shares at December 31, 2015)	(205)	(1,114)
Accumulated other comprehensive income	6,192	1,899

Total shareholders’ equity	210,938	201,913

Total Liabilities and Shareholders’ Equity	$2,336,392	$2,285,136

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	June 30,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans including fees	$19,043	$17,339
Securities:
Taxable	2,414	2,911
Tax-exempt	867	949
Dividends	149	107

Total interest and dividend income	22,473	21,306

INTEREST EXPENSE:
Deposits	2,077	2,165
Borrowed funds	794	805
Subordinated debentures (includes $86 and $94 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2016 and 2015, respectively)	199	185

Total interest expense	3,070	3,155

NET INTEREST INCOME	19,403	18,151
PROVISION FOR LOAN LOSSES	220	486

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,183	17,665

NON-INTEREST INCOME:
Wealth and asset management fees	780	751
Service charges on deposit accounts	1,006	1,094
Other service charges and fees	624	761
Net realized gains on available-for-sale securities (includes $1,005 and $472 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2016 and 2015, respectively)	1,005	472
Net realized and unrealized gains (losses) on trading securities	64	(29)
Mortgage banking	147	207
Bank owned life insurance	263	289
Other	481	596

Total non-interest income	4,370	4,141

NON-INTEREST EXPENSES:
Salaries and benefits	7,908	7,506
Net occupancy expense	1,881	1,794
Amortization of core deposit intangible	217	259
Data processing	1,121	1,091
State and local taxes	558	474
Legal, professional, and examination fees	364	338
Advertising	395	419
FDIC insurance premiums	340	323
Prepayment penalties – long-term borrowings	1,506	0
Core processing conversion costs	1,488	0
Merger costs	173	0
Other	2,353	1,917

Total non-interest expenses	18,304	14,121

INCOME BEFORE INCOME TAXES	5,249	7,685
INCOME TAX EXPENSE (includes ($322) and ($132) income tax expense from reclassification items in 2016 and 2015, respectively)	1,184	2,083

NET INCOME	$4,065	$5,602

EARNINGS PER SHARE:
Basic	$0.28	$0.39
Diluted	$0.28	$0.39
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended
	June 30,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans including fees	$37,729	$34,835
Securities:
Taxable	4,769	5,850
Tax-exempt	1,750	1,887
Dividends	291	375

Total interest and dividend income	44,539	42,947

INTEREST EXPENSE:
Deposits	4,093	4,212
Borrowed funds	1,708	1,623
Subordinated debentures (includes $176 and $189 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2016 and 2015, respectively)	393	371

Total interest expense	6,194	6,206

NET INTEREST INCOME	38,345	36,741
PROVISION FOR LOAN LOSSES	1,416	1,429

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,929	35,312

NON-INTEREST INCOME:
Wealth and asset management fees	1,503	1,517
Service charges on deposit accounts	1,987	2,111
Other service charges and fees	1,184	1,385
Net realized gains on available-for-sale securities (includes $1,005 and $491 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2016 and 2015, respectively)	1,005	491
Net realized and unrealized gains (losses) on trading securities	30	(61)
Mortgage banking	318	320
Bank owned life insurance	526	565
Other	960	910

Total non-interest income	7,513	7,238

NON-INTEREST EXPENSES:
Salaries and benefits	15,399	14,138
Net occupancy expense	3,720	3,593
Amortization of core deposit intangible	432	518
Data processing	2,373	2,128
State and local taxes	1,050	1,024
Legal, professional, and examination fees	738	650
Advertising	879	753
FDIC insurance premiums	662	619
Prepayment penalties – long-term borrowings	1,506	0
Core processing conversion costs	1,555	0
Merger costs	215	0
Other	3,955	3,791

Total non-interest expenses	32,484	27,214

INCOME BEFORE INCOME TAXES	11,958	15,336
INCOME TAX EXPENSE (includes ($291) and ($106) income tax expense from reclassification items in 2016 and 2015, respectively)	2,874	4,169

NET INCOME	$9,084	$11,167

EARNINGS PER SHARE:
Basic	$0.63	$0.77
Diluted	$0.63	$0.77
DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Dollars in thousands

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME	$4,065	$5,602	$9,084	$11,167
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $14 and and ($1) for the three months ended June 30, 2016 and 2015, and $59 and $37 for the six months ended June 30, 2016 and 2015	(25)	2	(109)	(78)
Reclassification adjustment for losses recognized in earnings, net of tax of ($30) and ($33) for the three months ended June 30, 2016 and 2015, and ($62) and ($66) for the six months ended June 30, 2016 and 2015	56	61	114	123

	31	63	5	45

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $179 and ($90) for the three months ended June 30, 2016 and 2015, and $276 and ($90) for the six months ended June 30, 2016 and 2015	(332)	165	(513)	165

Reclassification adjustment for realized gains included in net income, net of tax of $323 and $0 for the three months ended June 30, 2016 and 2015, and $323 and $0 for the six months ended June 30, 2016 and 2015	(599)	0	(599)	0

	(931)	165	(1,112)	165

Unrealized gains (losses) on other securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of ($991) and $3,488 for the three months ended June 30, 2016 and 2015, and ($2,936) and $838 for the six months ended June 30, 2016 and 2015	1,839	(6,475)	5,454	(1,556)
Reclassification adjustment for realized gains included in net income, net of tax of $29 and $165 for the three months ended June 30, 2016 and 2015, and $29 and $172 for the six months ended June 30, 2016 and 2015	(54)	(307)	(54)	(319)

	1,785	(6,782)	5,400	(1,875)

Other comprehensive income (loss)	885	(6,554)	4,293	(1,665)

COMPREHENSIVE INCOME (LOSS)	$4,950	$(952)	$13,377	$9,502

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,084	$11,167
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,416	1,429
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	1,981	2,037
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(671)	31
Net realized gains on sales of available-for-sale securities	(1,005)	(491)
Net realized and unrealized(gains) losses on trading securities	(30)	61
Proceeds from sale of trading securities	468	625
Purchase of trading securities	(300)	(943)
Gain on sale of loans	(213)	(268)
Net losses on dispositions of premises and equipment and foreclosed assets	70	43
Proceeds from sale of loans	7,995	6,140
Origination of loans held for sale	(7,324)	(7,416)
Income on bank owned life insurance	(526)	(565)
Stock-based compensation expense	412	305
Contribution of treasury stock	61	48
Changes in:
Accrued interest receivable and other assets	156	(804)
Accrued interest payable and other liabilities	(750)	5,671

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,824	17,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	29,113	40,100
Proceeds from sales of available-for-sale securities	4,420	48,529
Purchase of available-for-sale securities	(1,703)	(46,542)
Loan origination and payments, net	(78,766)	(96,202)
Purchase of FHLB and other equity interests	(102)	(6,347)
Purchase of premises and equipment	(3,384)	(4,173)
Proceeds from the sale of premises and equipment and foreclosed assets	377	48

NET CASH USED IN INVESTING ACTIVITIES	(50,045)	(64,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	71,735	(10,915)
Certificates of deposit	3,807	26,584
Purchase of treasury stock	(23)	(868)
Cash dividends paid	(4,771)	(4,761)
Repayment of long-term borrowings	(50,011)	(126)
Net change in short-term borrowings	15,149	40,075

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,886	49,989

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,335)	2,472
CASH AND CASH EQUIVALENTS, Beginning	27,261	27,928

CASH AND CASH EQUIVALENTS, Ending	$23,926	$30,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,664	$6,210
Income taxes	$2,026	$3,238
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$40	$240
Grant of restricted stock awards from treasury stock	$874	$821

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2016 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2015. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	SUBSEQUENT EVENT – ACQUISITION OF LAKE NATIONAL BANK

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement to acquire Lake National Bank (“LNB”) of Mentor, Ohio for $22.50 per share in cash. The transaction closed on July 15, 2016 and resulted in consideration paid to LNB shareholders of $24.75 million. Following completion of the merger, the two branches of LNB in Mentor, Ohio are operating as part of the ERIEBANK division of CNB Bank.

As disclosed in the accompanying consolidated statements of income, the Corporation incurred merger costs of $173 thousand and $215 thousand for the three and six months ended June 30, 2016. All merger costs have been expensed as incurred.

As of the date the Corporation’s second quarter 2016 consolidated financial statements are issued, all of the information required to be disclosed by Accounting Standards Codification No. 805 was not available since, given the short period between the July 15, 2016 acquisition date and the financial statement issuance, the calculation of the fair value of all material LNB assets acquired and liabilities assumed had not yet been completed.

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

At June 30, 2016, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and six month periods ended June 30, 2016 and 2015.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $172 and $412 for the three and six months ended June 30, 2016 and $148 and $305 for the three and six months ended June 30, 2015. As of June 30, 2016, there was $1,551 of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over the next five years.

A summary of changes in nonvested restricted stock awards for the three months ended June 30, 2016 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	101,728	$17.34
Granted	1,500	17.83
Vested	0	0

Nonvested at end of period	103,228	$17.35

A summary of changes in nonvested restricted stock awards for the six months ended June 30, 2016 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	84,600	$17.01
Granted	51,500	17.64
Vested	(32,872)	16.92

Nonvested at end of period	103,228	$17.35

The fair value of shares vested during the three and six month periods ended June 30, 2016 was $542.

4.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016 and December 31, 2015:

		Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,789	$0	$141,789	$0
States and political subdivisions	164,645	0	164,645	0
Residential and multi-family mortgage	146,858	0	146,858	0
Corporate notes and bonds	16,924	0	16,924	0
Pooled trust preferred	1,702	0	0	1,702
Pooled SBA	48,087	0	48,087	0
Other equity securities	996	996	0	0

Total Securities Available For Sale	$521,001	$996	$518,303	$1,702

Interest rate swaps	$648	$0	$648	$0

Trading Securities:
Corporate equity securities	$3,037	$3,037	$0	$0
Mutual funds	888	888	0	0
Certificates of deposit	255	255	0	0
Corporate notes and bonds	202	202	0	0
U.S. Government sponsored entities	56	0	56	0

Total Trading Securities	$4,438	$4,382	$56	$0

Liabilities,
Interest rate swaps	$(1,376)	$0	$(1,376)	$0

		Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,751	$0	$141,751	$0
States and political subdivisions	171,819	0	171,819	0
Residential and multi-family mortgage	157,982	0	157,982	0
Corporate notes and bonds	18,688	0	18,688	0
Pooled trust preferred	3,413	0	0	3,413
Pooled SBA	51,409	0	51,409	0
Other equity securities	981	981	0	0

Total Securities Available For Sale	$546,043	$981	$541,649	$3,413

Interest rate swaps	$131	$0	$131	$0

Trading Securities:
Corporate equity securities	$3,389	$3,389	$0	$0
Mutual funds	750	750	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	130	130	0	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,576	$4,522	$54	$0

Liabilities,
Interest rate swaps	$(867)	$0	$(867)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2016 and June 30, 2015:

	2016	2015
Balance, April 1	$3,109	$905
Proceeds from sale of securities	(922)	0
Total gains or (losses):
Included in other comprehensive income (unrealized)	(485)	255

Balance, June 30	$1,702	$1,160

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and June 30, 2015:

	2016	2015
Balance, January 1	$3,413	$905
Proceeds from sale of securities	(922)	0
Total gains or (losses):
Included in other comprehensive income (unrealized)	(789)	255

Balance, June 30	$1,702	$1,160

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$1,702	Discounted cash flow	Collateral default rate	0.5% in 2016 and thereafter
			Yield (weighted average) Prepayment speed	10.0% 2.0% constant prepayment rate in 2016 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$3,413	Discounted cash flow	Collateral default rate	1% in 2015; 0.5% in 2016 and thereafter
			Yield (weighted average) Prepayment speed	9.0% 2.0% constant prepayment rate in 2015 and thereafter

At June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2016 and December 31, 2015:

Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,030	0	0	$2,030

Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,247	0	0	$2,247

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $3,324 with a valuation allowance of $1,294 as of June 30, 2016, resulting in an additional provision for loan losses of $135 and $53 for the corresponding three and six month period ended June 30, 2016. Impaired loans had a recorded investment of $3,489 with a valuation allowance of $1,242 as of December 31, 2015. Impaired loans carried at fair value resulted in an additional provision for loan losses of $60 and $63 for the corresponding three and six month period ended June 30, 2015.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,030	Sales comparison approach	Adjustment for differences between the comparable sales	21% - 99% (39%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,247	Sales comparison approach	Adjustment for differences between the comparable sales	25% - 69% (36%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2016:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$23,926	$23,926	$0	$0	$23,926
Securities available for sale	521,001	996	518,303	1,702	521,001
Trading securities	4,438	4,382	56	0	4,438
Loans held for sale	863	0	888	0	888
Net loans	1,639,856	0	0	1,638,624	1,638,624
FHLB and other equity interests	16,023	n/a	n/a	n/a	n/a
Interest rate swaps	648	0	648	0	648
Accrued interest receivable	7,518	6	3,096	4,416	7,518

LIABILITIES
Deposits	$(1,890,595)	$(1,702,622)	$(187,606)	$0	$(1,890,228)
FHLB and other borrowings	(185,653)	0	(184,850)	0	(184,850)
Subordinated debentures	(20,620)	0	(12,029)	0	(12,029)
Interest rate swaps	(1,376)	0	(1,376)	0	(1,376)
Accrued interest payable	(296)	0	(296)	0	(296)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2015:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,261	$27,261	$0	$0	$27,261
Securities available for sale	546,043	981	541,649	3,413	546,043
Trading securities	4,576	4,522	54	0	4,576
Loans held for sale	1,381	0	1,438	0	1,438
Net loans	1,561,061	0	0	1,554,502	1,554,502
FHLB and other equity interests	15,921	n/a	n/a	n/a	n/a
Interest rate swaps	131	0	131	0	131
Accrued interest receivable	7,312	5	2,875	4,432	7,312

LIABILITIES
Deposits	$(1,815,053)	$(1,630,888)	$(183,028)	$0	(1,813,916)
FHLB and other borrowings	(220,515)	0	(218,808)	0	(218,808)
Subordinated debentures	(20,620)	0	(11,761)	0	(11,761)
Interest rate swaps	(867)	0	(867)	0	(867)
Accrued interest payable	(766)	(344)	(422)	0	(766)

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

5.	SECURITIES

Securities available for sale at June 30, 2016 and December 31, 2015 are as follows:

		June 30, 2016				December 31, 2015
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$139,061	$2,732	$(4)	$141,789	$141,300	$1,579	$(1,128)	$141,751
State & political subdivisions	156,731	8,108	(194)	164,645	165,828	6,234	(243)	171,819
Residential & multi-family mortgage	145,782	1,792	(716)	146,858	160,316	1,060	(3,394)	157,982
Corporate notes & bonds	18,188	199	(1,463)	16,924	19,794	165	(1,271)	18,688
Pooled trust preferred	800	902	0	1,702	800	2,613	0	3,413
Pooled SBA	47,394	872	(179)	48,087	51,556	760	(907)	51,409
Other equity securities	1,020	0	(24)	996	1,020	0	(39)	981

Total	$508,976	$14,605	$(2,580)	$521,001	$540,614	$12,411	$(6,982)	$546,043

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Corporate equity securities	$3,037	$3,389
Mutual funds	888	750
Certificates of deposit	255	253
Corporate notes and bonds	202	130
U.S. Government sponsored entities	56	54

Total	$4,438	$4,576

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2016

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$0	$0	$6,398	$(4)	$6,398	$(4)
State & political subdivisions	271	(194)	0	0	271	(194)
Residential & multi-family mortgage	7,907	(81)	58,084	(635)	65,991	(716)
Corporate notes & bonds	0	0	7,940	(1,463)	7,940	(1,463)
Pooled SBA	0	0	25,840	(179)	25,840	(179)
Other equity securities	0	0	996	(24)	996	(24)

	$8,178	$(275)	$99,258	$(2,305)	$107,436	$(2,580)

December 31, 2015

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$65,675	$(640)	$31,923	$(488)	$97,598	$(1,128)
State & political subdivisions	9,103	(234)	2,478	(9)	11,581	(243)
Residential & multi-family mortgage	69,631	(1,562)	50,351	(1,832)	119,982	(3,394)
Corporate notes & bonds	5,027	(2)	8,144	(1,269)	13,171	(1,271)
Pooled SBA	2,908	(28)	27,127	(879)	30,035	(907)
Other equity securities	0	0	981	(39)	981	(39)

	$152,344	$(2,466)	$121,004	$(4,516)	$273,348	$(6,982)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2016 and 2015 is as follows:

	2016	2015
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$4,054	$4,054
Credit losses previously recognized on securities sold during the period	(1,983)	0
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$2,071	$4,054

During the quarter ended June 30, 2016 the Corporation sold two structured pooled trust preferred securities which had been charged off in their entirety in prior periods. The original cost basis of these securities was $1,983 and the proceeds received totaled $922, which is reported in net realized gains on available-for-sale securities for the three and six months ended June 30, 2016. Due to the insignificance of the Corporation’s adjusted amortized cost balance of the remaining structured pooled trust securities, no further disclosures are required.

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

As of June 30, 2016 and December 31, 2015, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2016	$4,420	$1,005	$0
Six months ended June 30, 2016	4,420	1,005	0
Three months ended June 30, 2015	15,580	472	0
Six months ended June 30, 2015	48,529	608	(117)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2016:

	Amortized	Fair
	Cost	Value
1 year or less	$34,631	$34,518
1 year – 5 years	185,702	192,456
5 years – 10 years	73,600	76,503
After 10 years	20,847	21,583

	314,780	325,060
Residential and multi-family mortgage	145,782	146,858
Pooled SBA	47,394	48,087

Total debt securities	$507,956	$520,005

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2016 and December 31, 2015, securities carried at $365,867 and $312,669, respectively, were pledged to secure public deposits and for other purposes as provided by law.

6.	LOANS

Total net loans at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Commercial, industrial, and agricultural	$490,838	$475,364
Commercial mortgages	494,619	448,179
Residential real estate	591,779	574,225
Consumer	76,619	78,345
Credit cards	5,329	5,201
Overdrafts	407	1,040
Less: unearned discount	(3,747)	(4,556)
allowance for loan losses	(15,988)	(16,737)

Loans, net	$1,639,856	$1,561,061

At June 30, 2016 and December 31, 2015, net unamortized loan fees of $(728) and $(636), respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 30% of the Corporation’s total loan portfolio at June 30, 2016 and December 31, 2015. Commercial mortgage loans comprised 30% and 28% of the Corporation’s total loan portfolio at June 30, 2016 and December 31, 2015, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 36% of the Corporation’s total loan portfolio at June 30, 2016 and December 31, 2015. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans originated for sale into the secondary market are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both June 30, 2016 and December 31, 2015. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended June 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2016	$5,627	$6,044	$2,574	$2,274	$81	$138	$16,738
Charge-offs	(162)	(20)	(124)	(701)	(28)	(30)	(1,065)
Recoveries	39	0	3	30	3	20	95
Provision (benefit) for loan losses	(286)	183	(154)	463	(6)	20	220

Allowance for loan losses, June 30, 2016	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988

Transactions in the allowance for loan losses for the six months ended June 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(433)	(20)	(149)	(1,688)	(37)	(81)	(2,408)
Recoveries	47	5	62	74	15	40	243
Provision (benefit) for loan losses	(431)	617	(89)	1,309	(18)	28	1,416

Allowance for loan losses, June 30, 2016	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988

Transactions in the allowance for loan losses for the three months ended June 30, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2015	$7,223	$5,296	$2,786	$2,129	$74	$174	$17,682
Charge-offs	(65)	0	(90)	(477)	(44)	(48)	(724)
Recoveries	12	0	0	26	2	20	60
Provision (benefit) for loan losses	(572)	632	(84)	440	66	4	486

Allowance for loan losses, June 30, 2015	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504

Transactions in the allowance for loan losses for the six months ended June 30, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(139)	0	(156)	(1,000)	(86)	(105)	(1,486)
Recoveries	27	50	1	55	5	50	188
Provision (benefit) for loan losses	(404)	568	288	858	108	11	1,429

Allowance for loan losses, June 30, 2015	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2016 and December 31, 2015. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

June 30, 2016

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$168	$0	$0	$0	$0	$0	$168
Collectively evaluated for impairment	4,428	4,146	2,299	2,066	50	148	13,137
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	622	2,061	0	0	0	0	2,683

Total ending allowance balance	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988

Loans:
Individually evaluated for impairment	$930	$0	$0	$0	$0	$0	$930
Collectively evaluated for impairment	485,393	484,378	591,779	76,619	5,329	407	1,643,905
Acquired with deteriorated credit quality	0	670	0	0	0	0	670
Modified in a troubled debt restructuring	4,515	9,571	0	0	0	0	14,086

Total ending loans balance	$490,838	$494,619	$591,779	$76,619	$5,329	$407	$1,659,591

December 31, 2015

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$239	$0	$39	$0	$0	$0	$278
Collectively evaluated for impairment	4,909	3,580	2,436	2,371	90	161	13,547
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	887	2,025	0	0	0	0	2,912

Total ending allowance balance	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Loans:
Individually evaluated for impairment	$1,196	$393	$248	$0	$0	$0	$1,837
Collectively evaluated for impairment	469,128	437,200	573,977	78,345	5,201	1,040	1,564,891
Acquired with deteriorated credit quality	0	685	0	0	0	0	685
Modified in a troubled debt restructuring	5,040	9,901	0	0	0	0	14,941

Total ending loans balance	$475,364	$448,179	$574,225	$78,345	$5,201	$1,040	$1,582,354

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

June 30, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,176	$2,990	$790
Commercial mortgage	5,870	5,144	2,061
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,394	2,455	0
Commercial mortgage	4,427	4,427	0
Residential real estate	0	0	0

Total	$16,867	$15,016	$2,851

December 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,448	$3,448	$1,126
Commercial mortgage	5,985	5,343	2,025
Residential real estate	351	248	39
With no related allowance recorded:
Commercial, industrial, and agricultural	3,716	2,788	0
Commercial mortgage	5,001	4,951	0
Residential real estate	0	0	0

Total	$18,501	$16,778	$3,190

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,150	$2	$2	$3,249	$2	$2
Commercial mortgage	5,309	4	4	5,320	4	4
Residential real estate	0	0	0	83	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	2,525	2	2	2,612	2	2
Commercial mortgage	4,458	3	3	4,622	3	3
Residential real estate	0	0	0	0	0	0

Total	$15,442	$11	$11	$15,886	$17	$17

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$6,315	$7	$7	$6,071	$42	$42
Commercial mortgage	9,646	0	0	9,617	0	0
Residential real estate	400	11	11	400	13	13
With no related allowance recorded:
Commercial, industrial, and agricultural	1,689	2	2	1,631	12	12
Commercial mortgage	4,719	0	0	4,854	0	0
Residential real estate	129	4	4	129	6	6

Total	$22,898	$24	$24	$22,702	$73	$73

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,471	$107	$3,560	$3
Commercial mortgages	3,433	0	3,651	0
Residential real estate	3,981	37	3,671	87
Consumer	1,113	2	1,277	15
Credit cards	0	16	0	0

Total	$11,998	$162	$12,159	$105

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

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans.

June 30, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,000	$775	$1,013	$2,788	$488,050	$490,838
Commercial mortgages	477	0	3,319	3,796	490,823	494,619
Residential real estate	2,480	1,130	3,290	6,900	584,879	591,779
Consumer	365	238	1,088	1,691	74,928	76,619
Credit cards	39	40	16	95	5,234	5,329
Overdrafts	0	0	0	0	407	407

Total	$4,361	$2,183	$8,726	$15,270	$1,644,321	$1,659,591

December 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$131	$622	$698	$1,451	$473,913	$475,364
Commercial mortgages	7	343	3,651	4,001	444,178	448,179
Residential real estate	2,834	378	3,001	6,213	568,012	574,225
Consumer	216	179	1,292	1,687	76,658	78,345
Credit cards	0	0	0	0	5,201	5,201
Overdrafts	0	0	0	0	1,040	1,040

Total	$3,188	$1,522	$8,642	$13,352	$1,569,002	$1,582,354

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	7	$4,515	$622	8	$5,040	$887
Commercial mortgages	8	9,571	2,061	8	9,901	2,025
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$14,086	$2,683	16	$14,941	$2,912

There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2016 or June 30, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2016 and December 31, 2015 and no principal balances were forgiven in connection with the loan restructurings.

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

June 30, 2016

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$448,340	$22,860	$19,408	$230	$490,838
Commercial mortgages	473,054	3,393	17,752	420	494,619

Total	$921,394	$26,253	$37,160	$650	$985,457

December 31, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$447,449	$4,749	$22,943	$223	$475,364
Commercial mortgages	426,870	1,735	19,148	426	448,179

Total	$874,319	$6,484	$42,091	$649	$923,543

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$587,761	$75,504	$5,313	$570,467	$77,053	$5,201
Non-performing	4,018	1,115	16	3,758	1,292	0

Total	$591,779	$76,619	$5,329	$574,225	$78,345	$5,201

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

Holiday’s loan portfolio is summarized as follows at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Consumer	$25,956	$30,001
Residential real estate	1,166	1,263
Less: unearned discount	(3,747)	(4,556)

Total	$23,375	$26,708

7.	DEPOSITS

Total deposits at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Percentage Change	June 30, 2016	December 31, 2015
Checking, non-interest bearing	(3.9%)	$253,352	$263,639
Checking, interest bearing	17.3%	516,238	440,174
Savings accounts	0.6%	933,032	927,074
Certificates of deposit	2.1%	187,973	184,166

	4.2%	$1,890,595	$1,815,053

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2016 and 2015, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic earnings per common share computation:
Net income per consolidated statements of income	$4,065	$5,602	$9,084	$11,167
Net earnings allocated to participating securities	(27)	(33)	(60)	(62)

Net earnings allocated to common stock	$4,038	$5,569	$9,024	$11,105

Distributed earnings allocated to common stock	$2,369	$2,362	$4,737	$4,731
Undistributed earnings allocated to common stock	1,669	3,207	4,287	6,374

Net earnings allocated to common stock	$4,038	$5,569	$9,024	$11,105

Weighted average common shares outstanding, including shares considered participating securities	14,460	14,404	14,448	14,410
Less: Average participating securities	(92)	(80)	(86)	(73)

Weighted average shares	14,368	14,324	14,362	14,337

Basic earnings per common share	$0.28	$0.39	$0.63	$0.77

Diluted earnings per common share computation:
Net earnings allocated to common stock	$4,038	$5,569	$9,024	$11,105

Weighted average shares and dilutive potential common shares	14,368	14,324	14,362	14,366

Diluted earnings per common share	$0.28	$0.39	$0.63	$0.77

9.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At June 30, 2016, the variable rate on the subordinated debt was 2.20% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of June 30, 2016 and December 31, 2015, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

		Fair value as of
	Balance Sheet	June 30,	December 31,
	Location	2016	2015
Interest rate contracts	Accrued interest and other liabilities	($728)	($736)

For the Three Months Ended June 30, 2016	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	($31)		Interest expense – subordinated debentures	($86)	Other income	$0
For the Six Months Ended June 30, 2016	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$5		Interest expense – subordinated debentures	($176)	Other income	$0
For the Three Months Ended June 30, 2015	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$63		Interest expense – subordinated debentures	($94)	Other income	$0
For the Six Months Ended June 30, 2015	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$45		Interest expense – subordinated debentures	($189)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $337. As of June 30, 2016 and December 31, 2015, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The Corporation pledged cash collateral to another financial institution with a balance of $200 as of June 30, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides summary information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of June 30, 2016 and December 31, 2015:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2016
3rd Party interest rate swaps	$9,391	9.3	4.31%	1 month LIBOR + 2.25%	$648	(f)
Customer interest rate swaps	(9,391)	9.3	4.31%	1 month LIBOR + 2.25%	(648	)(g)
December 31, 2015
3rd Party interest rate swaps	$6,751	9.4	4.42%	1 month LIBOR + 2.25%	$131	(f)
Customer interest rate swaps	(6,751)	9.4	4.42%	1 month LIBOR + 2.25%	(131	)(g)

(f)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(g)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current U.S. Generally Accepted Accounting Principles. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact of the adoption of ASU 2016-13 on the Corporation’s financial statements.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation – Stock Compensation (Topic 718)”. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The guidance is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 did not have a material effect on the Corporation’s financial statements.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren, and the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, Franklin, and Fairfield.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2015, included in its 2015 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016, or any future period.

COMPLETED ACQUISITION / NORTHEAST OHIO MARKET

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement to acquire Lake National Bank (“LNB”) of Mentor, Ohio for $22.50 per share in cash. The transaction closed on July 15, 2016 and resulted in consideration paid to LNB shareholders of $24.75 million. Following completion of the merger, the two branches of LNB in Mentor, Ohio, which is a suburb of Cleveland, are operating as part of the ERIEBANK division of CNB Bank.

In order to facilitate its entry into northeastern Ohio as ERIEBANK, the Corporation had opened a loan production office in Ashtabula, Ohio in the fourth quarter of 2014. Construction of a full-service branch in Ashtabula is expected to begin in the third quarter of 2016, with completed anticipated by the end of the first quarter of 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $23.9 million at June 30, 2016 compared to $27.3 million at December 31, 2015. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $25.2 million or 4.6% since December 31, 2015, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $78.0 million, or 4.9%, during the first six months of 2016. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2016.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Six months ending June 30, 2016	Year ending December 31, 2015	Six months ending June 30, 2015
Balance at beginning of period	$16,737	$17,373	$17,373

Charge-offs:
Commercial, industrial, and agricultural	(433)	(307)	(139)
Commercial mortgages	(20)	(486)	—
Residential real estate	(149)	(632)	(156)
Consumer	(1,688)	(1,956)	(1,000)
Credit cards	(37)	(116)	(86)
Overdrafts	(81)	(221)	(105)

	(2,408)	(3,718)	(1,486)

Recoveries:
Commercial, industrial, and agricultural	47	267	27
Commercial mortgages	5	52	50
Residential real estate	62	8	1
Consumer	74	96	55
Credit cards	15	14	5
Overdraft deposit accounts	40	85	50

	243	522	188

Net charge-offs	(2,165)	(3,196)	(1,298)

Provision for loan losses	1,416	2,560	1,429

Balance at end of period	$15,988	$16,737	$17,504

Loans, net of unearned	$1,655,844	$1,577,798	$1,451,464
Allowance to net loans	0.97%	1.06%	1.21%
Net charge-offs to average loans (annualized)	0.27%	0.22%	0.19%
Nonperforming assets	$12,676	$12,918	$13,087
Nonperforming % of total assets	0.54%	0.57%	0.58%

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

During the three and six months ended June 30, 2016, the Corporation recorded a provision for loan losses of $220 thousand and $1.4 million, as compared to a provision for loan losses of $486 thousand and $1.4 million for the three and six months ended June 30, 2015. Net chargeoffs during the three and six months ended June 30, 2016 were $970 thousand and $2.2 million, as compared to $664 thousand and $1.3 million for the three and six months ended June 30, 2015.

The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. There were no new impaired commercial loan relationships that required a significant loss reserve in the first six months of 2016. The overall decrease in the provision for loan losses in the second quarter of 2016 compared to the second quarter of 2015 primarily reflects lower historical loss rates in the commercial & industrial, commercial real estate, residential real estate, and consumer portfolio segments.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at June 30, 2016.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $75.5 million from $1.815 billion at December 31, 2015 to $1.891 billion at June 30, 2016.    Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

During the second quarter of 2016, the Corporation repaid FHLB long-term borrowings totaling $40.0 million which carried interest rates ranging from 3.97% to 4.60% and incurred an early repayment penalty of $1.5 million. Resulting interest expense savings are projected at $870 thousand for the remainder of 2016 and $1.0 million for 2017.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2016. Total shareholders’ equity was $210.9 million at June 30, 2016 and $201.9 million at December 31, 2015. In the first six months of 2016, the Corporation earned $9.1 million and declared dividends of $4.8 million, resulting in a dividend payout ratio of 52.5% of net income.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Total risk-based capital ratio	12.70%	13.18%
Tier 1 capital ratio	11.75%	12.14%
Tier 1 common equity ratio	10.56%	10.90%
Leverage ratio	8.62%	8.73%
Tangible common equity/tangible assets (1)	7.88%	7.64%
Book value per share	$14.59	$14.01
Tangible book value per share (1)	12.57	$11.96

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	June 30, 2016	December 31, 2015
Shareholders’ equity	$210,938	$201,913
Less goodwill	27,194	27,194
Less core deposit intangible	1,964	2,395

Tangible common equity	$181,780	$172,324

Total assets	$2,336,392	$2,285,136
Less goodwill	27,194	27,194
Less core deposit intangible	1,964	2,395

Tangible assets	$2,307,234	$2,255,547

Ending shares outstanding	14,462,007	14,408,430
Tangible book value per share	$12.57	$11.96
Tangible common equity/tangible assets	7.88%	7.64%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,684	$252,908	$42,803	$259,032
Unused lines of credit	0	88,557	0	87,493
Standby letters of credit	0	14,933	0	15,704

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at June 30, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2015 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. Oxer is a Small Business Investment Company (SBIC) that is licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of June 30, 2016, the Corporation has invested $1,445 of its $5,000 commitment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 and 2015

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $4.1 million in the second quarter of 2016 and $5.6 million in the second quarter of 2015. The earnings per diluted share were $0.28 in the second quarter of 2016 and $0.39 in the second quarter of 2015. Earnings in the second quarter of 2016 were impacted by a prepayment penalty on the early payoff of long-term borrowings of $1.5 million, core processing conversion costs of $1.5 million, merger costs of $173 thousand, and realized gains on the sale of available-for-sale securities of $1.0 million. The annualized return on assets and return on equity for the second quarter of 2016 are 0.70% and 7.72% compared to 1.00% and 11.48% for the second quarter of 2015.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.73% for the three months ended June 30, 2016, compared to 3.62% for the three months ended June 30, 2015. Net interest income increased by 6.9% from $18.2 million for the three months ended June 30, 2015 to $19.4 million for the three months ended June 30, 2016. The Corporation’s net interest margin has stabilized in 2016 as the Corporation continues to use cash flows from its available-for-sale securities portfolio and core deposit growth, supplemented by short-term borrowings as needed, to fund loan growth.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $220 thousand in the second quarter of 2016 compared to $486 thousand in the second quarter of 2015. Net chargeoffs in the second quarter of 2016 were $970 thousand, compared to net chargeoffs of $664 thousand in the second quarter of 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. The Corporation increased its loan loss reserve on one impaired commercial mortgage loan by $224 thousand in the second quarter of 2016 as a result of an update to the appraised value of the collateral securing the loan. The overall decrease in the provision for loan losses in the second quarter of 2016 compared to the second quarter of 2015 primarily reflects lower historical loss rates in the commercial & industrial, commercial real estate, residential real estate, and consumer portfolio segments.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2016.

NON-INTEREST INCOME

Non-interest income was $4.4 million for the quarter ended June 30, 2016, compared to $4.1 million for the quarter ended June 30, 2015. In the second quarter of 2016, the Corporation realized gains on the sale of available-for-sale securities in the amount of $1.0 million, including $922 thousand on the sale of two structured pooled trust preferred securities that had no carrying value due to other-than-temporary impairment charges recorded in previous periods. Realized gains on the sale of available-for-sale securities in the second quarter of 2015 were $472 thousand.

NON-INTEREST EXPENSES

Total non-interest expenses were $18.3 million during the three months ended June 30, 2016, compared to $14.1 million during the three months ended June 30, 2015. Throughout 2015 and the first six months of 2016, CNB made numerous infrastructure, personnel, and other investments to facilitate its continued growth. In order to better serve our customers and to achieve operational efficiencies, CNB completed a core processing system upgrade in May 2016. Included in non-interest expenses in the second quarter of 2016 were $3.2 million of non-recurring items, with merger related expenses of $173 thousand, costs associated with our core processing system upgrade of $1.5 million, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million. The borrowings totaled $40 million and carried interest rates ranging from 3.97% to 4.60%, and the resulting interest expense savings are projected at $870 thousand for the remainder of 2016 and $1.0 million for 2017.

Salaries and benefits expenses increased $402 thousand, or 5.4%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As of June 30, 2016, the Corporation had 453 full-time equivalent staff, compared to 430 full-time equivalent staff as of June 30, 2015. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel.

INCOME TAX EXPENSE

Income tax expense was $1.2 million in the second quarter of 2016 and $2.1 million in the second quarter of 2015, resulting in effective tax rates of 22.6% and 27.1% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2016			June 30, 2015
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$409,851	2.36%	$4,769	$520,474	2.26%	$5,850
Tax-Exempt (1,2)	127,899	4.25%	2,630	136,080	4.27%	2,830
Equity Securities (1,2)	18,146	4.33%	393	11,603	8.72%	506

Total securities	555,896	2.86%	7,792	668,157	2.78%	9,186

Loans:
Commercial (2)	481,201	4.78%	11,506	448,758	4.77%	10,699
Mortgage (2)	1,051,634	4.36%	22,906	869,134	4.79%	20,824
Consumer	82,658	9.42%	3,894	75,086	9.77%	3,668

Total loans (3)	1,615,493	4.74%	38,306	1,392,978	5.05%	35,191

Total earning assets	$2,171,389	4.27%	$46,098	$2,061,135	4.32%	$44,377

Non interest-bearing assets:
Cash and due from banks	25,169			28,178
Premises and equipment	40,355			36,653
Other assets	92,289			94,637
Allowance for loan losses	(16,662)			(17,792)

Total non interest-bearing assets	141,151			141,676

TOTAL ASSETS	$2,312,540			$2,202,811

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$485,418	0.36%	$863	$450,979	0.35%	$792
Savings	946,094	0.46%	2,184	950,942	0.50%	2,358
Time	187,998	1.11%	1,046	199,353	1.07%	1,062

Total interest-bearing deposits	1,619,510	0.51%	4,093	1,601,274	0.53%	4,212
Short-term borrowings	87,109	0.50%	216	39,537	0.23%	45
Long-term borrowings	91,742	3.25%	1,492	75,717	4.17%	1,578
Subordinated debentures	20,620	3.81%	393	20,620	3.60%	371

Total interest-bearing liabilities	1,818,981	0.68%	$6,194	1,737,148	0.71%	$6,206

Demand—non interest-bearing	257,575			248,862
Other liabilities	26,394			22,155

Total liabilities	2,102,950			2,008,165
Shareholders’ equity	209,590			194,646

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,312,540			$2,202,811

Interest income/Earning assets		4.27%	$46,098		4.32%	$44,377
Interest expense/Interest-bearing liabilities		0.68%	6,194		0.71%	6,206

Net interest spread		3.59%	$39,904		3.61%	$38,171

Interest income/Earning assets		4.27%	$46,098		4.32%	$44,377
Interest expense/Earning assets		0.57%	6,194		0.60%	6,206

Net interest margin		3.70%	$39,904		3.72%	$38,171

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Six Months Ended June 30, 2015 and 2014

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $9.1 million in the six months ended June 30, 2016 compared to $11.2 for the same period of 2015. The earnings per diluted share were $0.63 for the six months ended June 30, 2016 and $0.77 for the six months ended June 30, 2015. Earnings in 2016 were impacted by a prepayment penalty on the early payoff of long-term borrowings of $1.5 million, core processing conversion costs of $1.6 million, merger costs of $215 thousand, and realized gains on the sale of available-for-sale securities of $1.0 million. The annualized return on assets and return on equity for the six months ended June 30, 2016 are 0.79% and 8.68% compared to 1.01% and 11.47%, respectively for the same period of 2015.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.70% for the six months ended June 30, 2016, compared to 3.72% for the six months ended June 30, 2015. Net interest income increased by 4.4% from $36.7 million for the six months ended June 30, 2015 to $38.3 million for the six months ended June 30, 2016. The Corporation’s net interest margin has stabilized in 2016 as the Corporation continues to use cash flows from its available-for-sale securities portfolio and core deposit growth, supplemented by short-term borrowings as needed, to fund loan growth.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $1.4 million in both the six months ended June 30, 2016 and 2015. Net chargeoffs for the six months ended June 30, 2016 were $2.2 million, compared to net chargeoffs of $1.3 million in the same period of 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. The Corporation increased its loan loss reserve on one impaired commercial mortgage loan by $224 thousand in the second quarter of 2016 as a result of an update to the appraised value of the collateral securing the loan. This change was offset by a decrease in the general loan loss reserves required in 2016 due to lower historical loss rates in the commercial & industrial, commercial real estate, and residential real estate portfolio segments.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June, 2016.

NON-INTEREST INCOME

Non-interest income was $7.5 million for the six months ended June 30, 2016, compared to $7.2 million for the six months ended June 30, 2015. In 2016, the Corporation realized gains on the sale of available-for-sale securities in the amount of $1.0 million, including $922 thousand on the sale of two structured pooled trust preferred securities that had no carrying value due to other-than-temporary impairment charges recorded in previous periods. Net realized gains on the sale of available-for-sale securities in 2015 were $491 thousand.

NON-INTEREST EXPENSES

Total non-interest expenses were $32.5 million during the six months ended June 30, 2016, compared to $27.2 million during the six months ended June 30, 2015. Throughout 2015 and the first six months of 2016, CNB made numerous infrastructure, personnel, and other investments to facilitate its continued growth. In order to better serve our customers and to achieve operational efficiencies, CNB completed a core processing system upgrade in May 2016. Included in non-interest expenses in 2016 were $3.3 million of non-recurring items, with merger related expenses of $215 thousand, costs associated with our core processing system upgrade of $1.6 million, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million. The borrowings totaled $40 million and carried interest rates ranging from 3.97% to 4.60%, and the resulting interest expense savings are projected at $870 thousand for the remainder of 2016 and $1.0 million for 2017.

Salaries and benefits expenses increased $1.3 million, or 8.9%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As of June 30, 2016, the Corporation had 453 full-time equivalent staff, compared to 430 full-time equivalent staff as of June 30, 2015. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel.

INCOME TAX EXPENSE

Income tax expense was $2.9 million for the six months ended June 30, 2016 as compared to $4.2 million for the six months ended June 30, 2015, resulting in effective tax rates of 24.0% and 27.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of March 31, 2016, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

March 31, 2016
Change in Basis Points	% Change in Net Interest Income
400	2.9%
300	3.5%
100	1.8%
(100)	(2.5%)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 4, 2016	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: August 4, 2016	/s/ Brian W. Wingard
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