Form 10-Q
period 2016-09-30
CNB FINANCIAL CORP/PA
filed 2016-11-03
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2016

COMMON STOCK NO PAR VALUE PER SHARE: 14,465,942 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$34,787	$23,302
Interest bearing deposits with other banks	2,117	3,959

Total cash and cash equivalents	36,904	27,261
Securities available for sale	506,744	546,043
Trading securities	4,644	4,576
Loans held for sale	2,814	1,381
Loans	1,804,472	1,582,354
Less: unearned discount	(3,614)	(4,556)
Less: allowance for loan losses	(15,703)	(16,737)

Net loans	1,785,155	1,561,061
FHLB and other equity interests	18,334	15,921
Premises and equipment, net	46,335	39,370
Bank owned life insurance	43,998	41,039
Mortgage servicing rights	1,052	962
Goodwill	38,967	27,194
Core deposit intangible	3,200	2,395
Accrued interest receivable and other assets	51,797	17,933

Total Assets	$2,539,944	$2,285,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$293,049	$263,639
Interest bearing deposits	1,730,732	1,551,414

Total deposits	2,023,781	1,815,053
FHLB and other long-term borrowings	129,202	104,243
Other short-term borrowings	76,000	116,272
Subordinated debentures	70,620	20,620
Accrued interest payable and other liabilities	24,852	27,035

Total liabilities	2,324,455	2,083,223

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,543	77,827
Retained earnings	131,643	123,301
Treasury stock, at cost (8,272 shares at September 30, 2016 and 65,052 shares at December 31, 2015)	(163)	(1,114)
Accumulated other comprehensive income	6,466	1,899

Total shareholders’ equity	215,489	201,913

Total Liabilities and Shareholders’ Equity	$2,539,944	$2,285,136

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	September 30,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans including fees	$21,749	$18,459
Securities:
Taxable	2,257	2,692
Tax-exempt	825	972
Dividends	127	114

Total interest and dividend income	24,958	22,237

INTEREST EXPENSE:
Deposits	2,195	2,169
Borrowed funds	633	841
Subordinated debentures (includes $84 and $95 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2016 and 2015, respectively)	197	189

Total interest expense	3,025	3,199

NET INTEREST INCOME	21,933	19,038
PROVISION FOR LOAN LOSSES	622	463

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,311	18,575

NON-INTEREST INCOME:
Wealth and asset management fees	795	711
Service charges on deposit accounts	1,162	1,171
Other service charges and fees	653	838
Net realized gains on available-for-sale securities (includes $0 and $73 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2016 and 2015, respectively)	0	73
Net realized and unrealized gains (losses) on trading securities	235	(260)
Mortgage banking	388	164
Bank owned life insurance	281	288
Card processing and interchange income	876	873
Other	81	136

Total non-interest income	4,471	3,994

NON-INTEREST EXPENSES:
Salaries and benefits	8,506	7,572
Net occupancy expense	2,212	1,764
Amortization of core deposit intangible	347	259
Data processing	1,022	1,095
State and local taxes	595	474
Legal, professional, and examination fees	464	438
Advertising	427	414
FDIC insurance premiums	387	338
Core processing conversion costs	42	0
Merger costs	266	0
Card processing and interchange expenses	587	579
Other	2,241	2,073

Total non-interest expenses	17,096	15,006

INCOME BEFORE INCOME TAXES	8,686	7,563
INCOME TAX EXPENSE (includes ($28) and ($7) income tax expense from reclassification items in 2016 and 2015, respectively)	2,270	2,041

NET INCOME	$6,416	$5,522

EARNINGS PER SHARE:
Basic	$0.44	$0.38
Diluted	$0.44	$0.38
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended
	September 30,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans including fees	$59,478	$53,294
Securities:
Taxable	7,026	8,542
Tax-exempt	2,575	2,859
Dividends	418	489

Total interest and dividend income	69,497	65,184

INTEREST EXPENSE:
Deposits	6,288	6,381
Borrowed funds	2,341	2,464
Subordinated debentures (includes $260 and $284 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2016 and 2015, respectively)	590	560

Total interest expense	9,219	9,405

NET INTEREST INCOME	60,278	55,779
PROVISION FOR LOAN LOSSES	2,038	1,892

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	58,240	53,887

NON-INTEREST INCOME:
Wealth and asset management fees	2,298	2,228
Service charges on deposit accounts	3,149	3,282
Other service charges and fees	1,837	2,223
Net realized gains on available-for-sale securities (includes $1,005 and $564 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2016 and 2015, respectively)	1,005	564
Net realized and unrealized gains (losses) on trading securities	265	(321)
Mortgage banking	706	484
Bank owned life insurance	807	853
Card processing and interchange income	2,499	2,542
Other	501	523

Total non-interest income	13,067	12,378

NON-INTEREST EXPENSES:
Salaries and benefits	23,905	21,710
Net occupancy expense	5,932	5,357
Amortization of core deposit intangible	779	777
Data processing	3,395	3,223
State and local taxes	1,645	1,498
Legal, professional, and examination fees	1,202	1,088
Advertising	1,306	1,167
FDIC insurance premiums	1,049	957
Prepayment penalties – long-term borrowings	1,506	0
Core processing conversion costs	1,597	0
Merger costs	481	0
Card processing and interchange income	1,670	1,725
Other	6,196	5,864

Total non-interest expenses	50,663	43,366

INCOME BEFORE INCOME TAXES	20,644	22,899
INCOME TAX EXPENSE (includes $262 and $98 income tax expense from reclassification items in 2016 and 2015, respectively)	5,144	6,210

NET INCOME	$15,500	$16,689

EARNINGS PER SHARE:
Basic	$1.07	$1.16
Diluted	$1.07	$1.16
DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$6,416	$5,522	$15,500	$16,689
Other comprehensive income, net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of ($17) and $44 for the three months ended September 30, 2016 and 2015, and $42 and $86 for the nine months ended September 30, 2016 and 2015	32	(81)	(77)	(160)
Reclassification adjustment for losses recognized in earnings, net of tax of ($29) and ($33) for the three months ended September 30, 2016 and 2015, and ($91) and ($99) for the nine months ended September 30, 2016 and 2015	55	62	169	185

	87	(19)	92	25

Net change in unrealized gains on securities available for sale:
Unrealized gains (losses) on other-than-temporarily impaired securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $0 and $0 for the three months ended September 30, 2016 and 2015, and $276 and ($90) for the nine months ended September 30, 2016 and 2015	0	0	(513)	165
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $0 for the three months ended September 30, 2016 and 2015, and $323 and $0 for the nine months ended September 30, 2016 and 2015	0	0	(599)	—

	0	0	(1,112)	165

Unrealized gains on other securities available for sale:
Unrealized gains arising during the period, net of tax of ($103) and ($2,059) for the three months ended September 30, 2016 and 2015, and ($3,039) and ($1,221) for the nine months ended September 30, 2016 and 2015	187	3,822	5,641	2,268
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $26 for the three months ended September 30, 2016 and 2015, and $29 and $197 for the nine months ended September 30, 2016 and 2015	0	(47)	(54)	(367)

	187	3,775	5,587	1,901

Other comprehensive income	274	3,756	4,567	2,091

COMPREHENSIVE INCOME	$6,690	$9,278	$20,067	$18,780

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,500	$16,689
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,038	1,892
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	3,246	3,051
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,051)	202
Net realized gains on sales of available-for-sale securities	(1,005)	(564)
Net realized and unrealized losses (gains) on trading securities	(265)	321
Proceeds from sale of trading securities	468	618
Purchase of trading securities	(271)	(923)
Gain on sale of loans	(516)	(402)
Net losses on dispositions of premises and equipment and foreclosed assets	117	16
Proceeds from sale of loans	22,329	11,222
Origination of loans held for sale	(23,335)	(10,704)
Income on bank owned life insurance	(807)	(853)
Stock-based compensation expense	628	474
Contribution of treasury stock	106	84
Changes in:
Accrued interest receivable and other assets	(31,192)	898
Accrued interest payable and other liabilities	(7,085)	3,097

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(21,095)	25,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	44,360	59,935
Proceeds from sales of available-for-sale securities	4,420	86,554
Purchase of available-for-sale securities	(2,221)	(46,542)
Net cash paid for Lake National Bank acquisition	(2,866)	0
Loan origination and payments, net	(102,014)	(161,300)
Purchase of FHLB and other equity interests	(1,776)	(6,743)
Purchase of premises and equipment	(6,082)	(5,182)
Proceeds from the sale of premises and equipment and foreclosed assets	466	708

NET CASH USED IN INVESTING ACTIVITIES	(65,713)	(72,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	70,678	(19,375)
Certificates of deposit	(1,733)	19,988
Purchase of treasury stock	(23)	(868)
Cash dividends paid	(7,158)	(7,138)
Repayment of long-term borrowings	(55,041)	(189)
Proceeds from long-term borrowings	80,000	0
Proceeds from issuance of subordinated debtentures	50,000	0
Net change in short-term borrowings	(40,272)	54,524

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,451	46,942

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,643	(510)
CASH AND CASH EQUIVALENTS, Beginning	27,261	27,928

CASH AND CASH EQUIVALENTS, Ending	$36,904	$27,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,506	$9,291
Income taxes	$3,966	$5,431
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$49	$484
Grant of restricted stock awards from treasury stock	$875	$821
Net assets acquired from Lake National Bank, excluding cash and cash equivalents	$2,866	0

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2016 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2015. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	BUSINESS COMBINATION

On July 15, 2016, the Corporation completed its previously announced acquisition of Lake National Bank (“LNB”) of Mentor, Ohio for $22.50 per share in cash, resulting in consideration paid to LNB shareholders of $24.75 million. Following completion of the merger, the two branches of LNB in Mentor, Ohio are operating as part of the ERIEBANK division of CNB Bank.

As disclosed in the accompanying consolidated statements of income, the Corporation incurred merger costs of $266 thousand and $481 thousand for the three and nine months ended September 30, 2016. All merger costs have been expensed as incurred.

The following table summarizes the consideration paid for LNB and the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date:

Consideration paid:
Cash	$24,750

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	21,884
Securities available for sale	450
Loans	122,036
FHLB and other equity interests	637
Premises and equipment	3,242
Bank owned life insurance	2,152
Mortgage servicing rights	109
Core deposit intangible	1,583
Accrued interest receivable and other assets	3,301

Total assets acquired	155,394

Demand deposits	81,472
Time deposits	58,311
Accrued interest payable and other liabilities	2,634

Total liabilities assumed	142,417

Total identifiable net assets	12,977

Goodwill	$11,773

Valuation of some assets acquired or created including, but not limited to, goodwill are preliminary and could be subject to change.

Included in accrued interest receivable and other assets is a deferred tax asset of $249 which represents the tax effect of temporary differences between the tax basis and fair values assigned to the assets and liabilities.

Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The Corporation acquired $126,134 of gross loans and recognized a net combined yield and credit mark of $4,098.

Goodwill of $11,773 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the Corporation and Lake National Bank. None of the goodwill is expected to be deductible for income tax purposes.

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

At September 30, 2016, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and nine month periods ended September 30, 2016 and 2015.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $216 and $628 for the three and nine months ended September 30, 2016 and $169 and $474 for the three and nine months ended September 30, 2015. As of September 30, 2016, there was $1,359 of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over the next five years.

A summary of changes in nonvested restricted stock awards for the three months ended September 30, 2016 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	103,228	$17.35
Granted	750	18.40
Vested	(150)	17.80

Nonvested at end of period	103,828	$17.35

A summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2016 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	84,600	$17.01
Granted	52,250	17.65
Vested	(33,022)	16.92

Nonvested at end of period	103,828	$17.35

The fair value of shares vested was $3 and $559 during the three and nine month periods ended September 30, 2016.

4.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2016 and December 31, 2015:

		Fair Value Measurements at September 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$139,902	$0	$139,902	$0
States and political subdivisions	161,210	0	161,210	0
Residential and multi-family mortgage	139,022	0	139,022	0
Corporate notes and bonds	17,279	0	17,279	0
Pooled trust preferred	1,702	0	0	1,702
Pooled SBA	46,635	0	46,635	0
Other equity securities	994	994	0	0

Total Securities Available For Sale	$506,744	$994	$504,048	$1,702

Interest rate swaps	$766	$0	$766	$0

Trading Securities:
Corporate equity securities	$3,148	$3,148	$0	$0
Mutual funds	964	964	0	0
Certificates of deposit	255	255	0	0
Corporate notes and bonds	221	221	0	0
U.S. Government sponsored entities	55	0	55	0

Total Trading Securities	$4,644	$4,589	$55	$0

Liabilities,
Interest rate swaps	$(1,361)	$0	$(1,361)	$0

		Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,751	$0	$141,751	$0
States and political subdivisions	171,819	0	171,819	0
Residential and multi-family mortgage	157,982	0	157,982	0
Corporate notes and bonds	18,688	0	18,688	0
Pooled trust preferred	3,413	0	0	3,413
Pooled SBA	51,409	0	51,409	0
Other equity securities	981	981	0	0

Total Securities Available For Sale	$546,043	$981	$541,649	$3,413

Interest rate swaps	$131	$0	$131	$0

Trading Securities:
Corporate equity securities	$3,389	$3,389	$0	$0
Mutual funds	750	750	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	130	130	0	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,576	$4,522	$54	$0

Liabilities,
Interest rate swaps	$(867)	$0	$(867)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2016 and September 30, 2015:

	2016	2015
Balance, July 1	$1,702	$1,160
Proceeds from sale of securities	0	0
Total gains or (losses):
Included in other comprehensive income (unrealized)	0	0

Balance, September 30	$1,702	$1,160

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and September 30, 2015:

	2016	2015
Balance, January 1	$3,413	$905
Proceeds from sale of securities	(922)	0
Total gains or (losses):
Included in other comprehensive income (unrealized)	(789)	255

Balance, September 30	$1,702	$1,160

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$1,702	Discounted cash flow	Collateral default rate	0.5% in 2016 and thereafter
			Yield (weighted average) Prepayment speed	10.0% 2.0% constant prepayment rate in 2016 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$3,413	Discounted cash flow	Collateral default rate	1% in 2015; 0.5% in 2016 and thereafter
			Yield (weighted average) Prepayment speed	9.0% 2.0% constant prepayment rate in 2015 and thereafter

At September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2016 and December 31, 2015:

Fair Value Measurements at September 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,002	0	0	$2,002

Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,247	0	0	$2,247

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $3,202 with a valuation allowance of $1,200 as of September 30, 2016, resulting in an additional negative provision for loan losses of $(95) and $(42) for the corresponding three and nine month period ended September 30, 2016. Impaired loans had a recorded investment of $3,489 with a valuation allowance of $1,242 as of December 31, 2015. Impaired loans carried at fair value resulted in an additional provision for loan losses of $(361) and $(298) for the corresponding three and nine month period ended September 30, 2015.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,002	Sales comparison approach	Adjustment for differences between the comparable sales	19% - 99% (37%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,247	Sales comparison approach	Adjustment for differences between the comparable sales	25% - 69% (36%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2016:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$36,904	$36,904	$0	$0	$36,904
Securities available for sale	506,744	994	504,048	1,702	506,744
Trading securities	4,644	4,589	55	0	4,644
Loans held for sale	2,814	0	2,829	0	2,829
Net loans	1,785,155	0	0	1,783,814	1,783,814
FHLB and other equity interests	18,334	n/a	n/a	n/a	n/a
Interest rate swaps	766	0	766	0	766
Accrued interest receivable	8,387	6	3,105	5,276	8,387

LIABILITIES
Deposits	$(2,023,781)	$(1,783,037)	$(240,275)	$0	$(2,023,312)
FHLB and other borrowings	(205,202)	0	(204,314)	0	(204,314)
Subordinated debentures	(70,620)	0	(61,432)	0	(61,432)
Interest rate swaps	(1,361)	0	(1,361)	0	(1,361)
Accrued interest payable	(479)	0	(479)	0	(479)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2015:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$27,261	$27,261	$0	$0	$27,261
Securities available for sale	546,043	981	541,649	3,413	546,043
Trading securities	4,576	4,522	54	0	4,576
Loans held for sale	1,381	0	1,438	0	1,438
Net loans	1,561,061	0	0	1,554,502	1,554,502
FHLB and other equity interests	15,921	n/a	n/a	n/a	n/a
Interest rate swaps	131	0	131	0	131
Accrued interest receivable	7,312	5	2,875	4,432	7,312

LIABILITIES
Deposits	$(1,815,053)	$(1,630,888)	$(183,028)	$0	(1,813,916)
FHLB and other borrowings	(220,515)	0	(218,808)	0	(218,808)
Subordinated debentures	(20,620)	0	(11,761)	0	(11,761)
Interest rate swaps	(867)	0	(867)	0	(867)
Accrued interest payable	(766)	(344)	(422)	0	(766)

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

5.	SECURITIES

Securities available for sale at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016				December 31, 2015
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$136,945	$2,958	$(1)	$139,902	$141,300	$1,579	$(1,128)	$141,751
State & political subdivisions	153,762	7,643	(195)	161,210	165,828	6,234	(243)	171,819
Residential & multi-family mortgage	137,639	1,894	(511)	139,022	160,316	1,060	(3,394)	157,982
Corporate notes & bonds	18,299	177	(1,197)	17,279	19,794	165	(1,271)	18,688
Pooled trust preferred	800	902	0	1,702	800	2,613	0	3,413
Pooled SBA	45,964	793	(122)	46,635	51,556	760	(907)	51,409
Other equity securities	1,020	0	(26)	994	1,020	0	(39)	981

Total	$494,429	$14,367	$(2,052)	$506,744	$540,614	$12,411	$(6,982)	$546,043

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Corporate equity securities	$3,148	$3,389
Mutual funds	965	750
Certificates of deposit	255	253
Corporate notes and bonds	221	130
U.S. Government sponsored entities	55	54

Total	$4,644	$4,576

Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

September 30, 2016

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Gov’t sponsored entities	$0	$0	$3,001	$(1)	$3,001	$(1)
State & political subdivisions	1,669	(2)	272	(193)	1,941	(195)
Residential & multi-family mortgage	10,975	(78)	40,280	(433)	51,255	(511)
Corporate notes & bonds	1,977	(23)	8,251	(1,174)	10,228	(1,197)
Pooled SBA	0	0	22,441	(122)	22,441	(122)
Other equity securities	0	0	994	(26)	994	(26)

	$14,621	$(103)	$75,239	$(1,949)	$89,860	$(2,052)

December 31, 2015

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Gov’t sponsored entities	$65,675	$(640)	$31,923	$(488)	$97,598	$(1,128)
State & political subdivisions	9,103	(234)	2,478	(9)	11,581	(243)
Residential & multi-family mortgage	69,631	(1,562)	50,351	(1,832)	119,982	(3,394)
Corporate notes & bonds	5,027	(2)	8,144	(1,269)	13,171	(1,271)
Pooled SBA	2,908	(28)	27,127	(879)	30,035	(907)
Other equity securities	0	0	981	(39)	981	(39)

	$152,344	$(2,466)	$121,004	$(4,516)	$273,348	$(6,982)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2016 and 2015 is as follows:

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

During the quarter ended June 30, 2016 the Corporation sold two structured pooled trust preferred securities which had been charged off in their entirety in prior periods. The original cost basis of these securities was $1,983 and the proceeds received totaled $922, which is reported in net realized gains on available-for-sale securities for the three and nine months ended September 30, 2016. Due to the insignificance of the Corporation’s adjusted amortized cost balance of the remaining structured pooled trust securities, no further disclosures are required.

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

As of September 30, 2016 and December 31, 2015, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2016	$0	$0	$0
Nine months ended September 30, 2016	4,420	1,005	0
Three months ended September 30, 2015	38,025	244	(171)
Nine months ended September 30, 2015	86,554	852	(288)

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2016:

	Amortized	Fair
	Cost	Value
1 year or less	$41,920	$41,532
1 year – 5 years	179,919	186,380
5 years – 10 years	70,832	73,920
After 10 years	17,135	18,261

	309,806	320,093
Residential and multi-family mortgage	137,639	139,022
Pooled SBA	45,964	46,635

Total debt securities	$493,409	$505,750

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2016 and December 31, 2015, securities carried at $347,196 and $312,669, respectively, were pledged to secure public deposits and for other purposes as provided by law.

6.	LOANS

Total net loans at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Commercial, industrial, and agricultural	$569,267	$475,364
Commercial mortgages	507,340	448,179
Residential real estate	644,545	574,225
Consumer	77,405	78,345
Credit cards	5,842	5,201
Overdrafts	73	1,040
Less: unearned discount	(3,614)	(4,556)
allowance for loan losses	(15,703)	(16,737)

Loans, net	$1,785,155	$1,561,061

At September 30, 2016 and December 31, 2015, net unamortized loan fees of $(824) and $(636), respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 32% and 30% of the Corporation’s total loan portfolio at September 30, 2016 and December 31, 2015. Commercial mortgage loans comprised 28% of the Corporation’s total loan portfolio at September 30, 2016 and December 31, 2015. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 36% of the Corporation’s total loan portfolio at September 30, 2016 and December 31, 2015. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market through Freddie Mac. Loans originated for sale into the secondary market are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both September 30, 2016 and December 31, 2015. Terms and collateral requirements vary depending on the size and nature of the loan.

CNB has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

Transactions in the allowance for loan losses for the three months ended September 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2016	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988
Charge-offs	(86)	0	(95)	(709)	(17)	(86)	(993)
Recoveries	37	2	10	20	3	14	86
Provision (benefit) for loan losses	(24)	27	(65)	545	36	103	622

Allowance for loan losses, September 30, 2016	$5,145	$6,236	$2,149	$1,922	$72	$179	$15,703

Transactions in the allowance for loan losses for the nine months ended September 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(519)	(20)	(244)	(2,397)	(54)	(167)	(3,401)
Recoveries	84	7	72	94	18	54	329
Provision (benefit) for loan losses	(455)	644	(154)	1,854	18	131	2,038

Allowance for loan losses, September 30, 2016	$5,145	$6,236	$2,149	$1,922	$72	$179	$15,703

Transactions in the allowance for loan losses for the three months ended September 30, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2015	$6,598	$5,928	$2,612	$2,118	$98	$150	$17,504
Charge-offs	(80)	0	(191)	(448)	(17)	(54)	(790)
Recoveries	12	1	4	21	3	18	59
Provision (benefit) for loan losses	89	(384)	115	585	14	44	463

Allowance for loan losses, September 30, 2015	$6,619	$5,545	$2,540	$2,276	$98	$158	$17,236

Transactions in the allowance for loan losses for the nine months ended September 30, 2015 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(219)	0	(347)	(1,448)	(103)	(159)	(2,276)
Recoveries	39	51	5	76	8	68	247
Provision (benefit) for loan losses	(315)	184	403	1,443	122	55	1,892

Allowance for loan losses, September 30, 2015	$6,619	$5,545	$2,540	$2,276	$98	$158	$17,236

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2016 and December 31, 2015. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

September 30, 2016

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$193	$0	$0	$0	$0	$0	$193
Collectively evaluated for impairment	4,824	3,811	2,149	1,922	72	179	12,957
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	128	2,425	0	0	0	0	2,553

Total ending allowance balance	$5,145	$6,236	$2,149	$1,922	$72	$179	$15,703

Loans:
Individually evaluated for impairment	$820	$0	$0	$0	$0	$0	$820
Collectively evaluated for impairment	565,737	497,318	644,545	77,405	5,842	73	1,790,920
Acquired with deteriorated credit quality	0	660	0	0	0	0	660
Modified in a troubled debt restructuring	2,710	9,362	0	0	0	0	12,072

Total ending loans balance	$569,267	$507,340	$644,545	$77,405	$5,842	$73	$1,804,472

December 31, 2015

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$239	$0	$39	$0	$0	$0	$278
Collectively evaluated for impairment	4,909	3,580	2,436	2,371	90	161	13,547
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	887	2,025	0	0	0	0	2,912

Total ending allowance balance	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Loans:
Individually evaluated for impairment	$1,196	$393	$248	$0	$0	$0	$1,837
Collectively evaluated for impairment	469,128	437,200	573,977	78,345	5,201	1,040	1,564,891
Acquired with deteriorated credit quality	0	685	0	0	0	0	685
Modified in a troubled debt restructuring	5,040	9,901	0	0	0	0	14,941

Total ending loans balance	$475,364	$448,179	$574,225	$78,345	$5,201	$1,040	$1,582,354

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

September 30, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,689	$1,689	$321
Commercial mortgage	10,148	9,362	2,425
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,763	1,841	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$14,600	$12,892	$2,746

December 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,448	$3,448	$1,126
Commercial mortgage	5,985	5,343	2,025
Residential real estate	351	248	39
With no related allowance recorded:
Commercial, industrial, and agricultural	3,716	2,788	0
Commercial mortgage	5,001	4,951	0
Residential real estate	0	0	0

Total	$18,501	$16,778	$3,190

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,340	$34	$34	$2,859	$36	$36
Commercial mortgage	7,253	57	57	6,331	61	61
Residential real estate	0	0	0	83	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	2,148	24	24	2,420	26	26
Commercial mortgage	2,214	17	17	3,467	20	20
Residential real estate	0	0	0	0	0	0

Total	$13,955	$132	$132	$15,160	$149	$149

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$6,463	$0	$0	$6,129	$42	$42
Commercial mortgage	7,474	0	0	8,069	0	0
Residential real estate	400	5	5	400	18	18
With no related allowance recorded:
Commercial, industrial, and agricultural	1,549	0	0	1,496	10	10
Commercial mortgage	4,656	0	0	4,822	0	0
Residential real estate	0	0	0	129	6	6

Total	$20,542	$5	$5	$21,045	$76	$76

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,830	$0	$3,560	$3
Commercial mortgages	5,592	0	3,651	0
Residential real estate	5,733	27	3,671	87
Consumer	1,170	15	1,277	15
Credit cards	0	28	0	0

Total	$15,325	$70	$12,159	$105

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans.

September 30, 2016

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$1,641	$269	$1,910	$3,820	$565,447	$569,267
Commercial mortgages	2	727	2,043	2,772	504,568	507,340
Residential real estate	1,680	354	2,451	4,485	640,060	644,545
Consumer	286	150	1,185	1,621	75,784	77,405
Credit cards	24	39	28	91	5,751	5,842
Overdrafts	0	0	0	0	73	73

Total	$3,633	$1,539	$7,617	$12,789	$1,791,683	$1,804,472

December 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$131	$622	$698	$1,451	$473,913	$475,364
Commercial mortgages	7	343	3,651	4,001	444,178	448,179
Residential real estate	2,834	378	3,001	6,213	568,012	574,225
Consumer	216	179	1,292	1,687	76,658	78,345
Credit cards	0	0	0	0	5,201	5,201
Overdrafts	0	0	0	0	1,040	1,040

Total	$3,188	$1,522	$8,642	$13,352	$1,569,002	$1,582,354

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	7	$2,710	$128	8	$5,040	$887
Commercial mortgages	8	9,362	2,425	8	9,901	2,025
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$12,072	$2,553	16	$14,941	$2,912

The following table present loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016. There was one loan modified as a troubled debt restructuring during the three and nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$109	$109
Commercial mortgages	0	0	0
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$109	$109

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2015.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2016 and December 31, 2015 and no principal balances were forgiven in connection with the loan restructurings.

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

September 30, 2016

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$530,168	$21,155	$17,936	$8	$569,267
Commercial mortgages	484,374	2,641	20,325	0	507,340

Total	$1,014,542	$23,796	$38,261	$8	$1,076,607

December 31, 2015

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$447,449	$4,749	$22,943	$223	$475,364
Commercial mortgages	426,870	1,735	19,148	426	448,179

Total	$874,319	$6,484	$42,091	$649	$923,543

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$638,785	$76,220	$5,814	$570,467	$77,053	$5,201
Non-performing	5,760	1,185	28	3,758	1,292	0

Total	$644,545	$77,405	$5,842	$574,225	$78,345	$5,201

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

Holiday’s loan portfolio is summarized as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Consumer	$25,268	$30,001
Residential real estate	1,166	1,263
Less: unearned discount	(3,614)	(4,556)

Total	$22,820	$26,708

7.	DEPOSITS

Total deposits at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Percentage Change	September 30, 2016	December 31, 2015
Checking, non-interest bearing	11.2%	$293,049	$263,639
Checking, interest bearing	20.1%	528,728	440,174
Savings accounts	3.7%	961,260	927,074
Certificates of deposit	30.7%	240,744	184,166

	11.5%	$2,023,781	$1,815,053

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2016 and 2015, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings per common share computation:
Net income per consolidated statements of income	$6,416	$5,522	$15,500	$16,689
Net earnings allocated to participating securities	(40)	(30)	(101)	(92)

Net earnings allocated to common stock	$6,376	$5,492	$15,399	$16,597

Distributed earnings allocated to common stock	$2,370	$2,363	$7,107	$7,095
Undistributed earnings allocated to common stock	4,006	3,129	8,292	9,502

Net earnings allocated to common stock	$6,376	$5,492	$15,399	$16,597

Weighted average common shares outstanding, including shares considered participating securities	14,464	14,406	14,453	14,408
Less: Average participating securities	(82)	(71)	(85)	(72)

Weighted average shares	14,382	14,335	14,368	14,336

Basic earnings per common share	$0.44	$0.38	$1.07	$1.16

Diluted earnings per common share computation:
Net earnings allocated to common stock	$6,376	$5,492	$15,399	$16,597

Weighted average shares and dilutive potential common shares	14,382	14,335	14,368	14,336

Diluted earnings per common share	$0.44	$0.38	$1.07	$1.16

9.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At September 30, 2016, the variable rate on the subordinated debt was 2.40% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of September 30, 2016 and December 31, 2015, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

		Fair value as of
	Balance Sheet	September 30,	December 31,
	Location	2016	2015
Interest rate contracts	Accrued interest and other liabilities	($595)	($736)

For the Three Months Ended September 30, 2016	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$87	Interest expense – subordinated debentures	($84)	Other income	$0
For the Nine Months Ended September 30, 2016	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$92	Interest expense – subordinated debentures	($260)	Other income	$0
For the Three Months Ended September 30, 2015	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	($19)	Interest expense – subordinated debentures	($95)	Other income	$0
For the Nine Months Ended September 30, 2015	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$25	Interest expense – subordinated debentures	($284)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $337. As of September 30, 2016 and December 31, 2015, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The Corporation pledged cash collateral to another financial institution with a balance of $200 as of September 30, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides summary information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of September 30, 2016 and December 31, 2015:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2016
3rd Party interest rate swaps	$10,326	10.1	3.90%	1 month LIBOR + 2.03%	$766	(f)
Customer interest rate swaps	(10,326)	10.1	3.90%	1 month LIBOR + 2.03%	(766	)(g)
December 31, 2015
3rd Party interest rate swaps	$6,751	9.4	4.42%	1 month LIBOR + 2.25%	$131	(f)
Customer interest rate swaps	(6,751)	9.4	4.42%	1 month LIBOR + 2.25%	(131	)(g)

(f)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(g)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued an update (ASU 2016-15, Statement of Cash Flows) which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update apply to all entities, including business entities and not-for-profit entities that are required to present a statement of cash flows, and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 is not expected to have a material effect on the Corporation’s financial statements.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2015, included in its 2015 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016, or any future period.

COMPLETED ACQUISITION / NORTHEAST OHIO MARKET

On July 15, 2016, the Corporation completed its previously announced acquisition of Lake National Bank (“LNB”) of Mentor, Ohio for $22.50 per share in cash, resulting in consideration paid to LNB shareholders of $24.75 million. Following completion of the merger, the two branches of LNB in Mentor, Ohio are operating as part of the ERIEBANK division of CNB Bank.

In order to facilitate its entry into northeastern Ohio as ERIEBANK, the Corporation had opened a loan production office in Ashtabula, Ohio in the fourth quarter of 2014. Construction of a full-service branch in Ashtabula began in the third quarter of 2016, with completion anticipated by the end of the first quarter of 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $36.9 million at September 30, 2016 compared to $27.3 million at December 31, 2015. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $39.2 million or 7.1% since December 31, 2015, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $223.1 million, or 14.1%, during the first nine months of 2016. Of the total growth, $122.0 million was acquired from Lake National Bank, and $101.1 million was organic growth. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2016.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ending September 30, 2016	Year ending December 31, 2015	Nine months ending September 30, 2015
Balance at beginning of period	$16,737	$17,373	$17,373

Charge-offs:
Commercial, industrial, and agricultural	(519)	(307)	(219)
Commercial mortgages	(20)	(486)	—
Residential real estate	(244)	(632)	(347)
Consumer	(2,397)	(1,956)	(1,448)
Credit cards	(54)	(116)	(103)
Overdrafts	(167)	(221)	(159)

	(3,401)	(3,718)	(2,276)

Recoveries:
Commercial, industrial, and agricultural	84	267	39
Commercial mortgages	7	52	51
Residential real estate	72	8	5
Consumer	94	96	76
Credit cards	18	14	8
Overdraft deposit accounts	54	85	68

	329	522	247

Net charge-offs	(3,072)	(3,196)	(2,029)

Provision for loan losses	2,038	2,560	1,892

Balance at end of period	$15,703	$16,737	$17,236

Loans, net of unearned	$1,800,858	$1,577,798	$1,516,521
Allowance to net loans	0.87%	1.06%	1.14%
Net charge-offs to average loans (annualized)	0.24%	0.22%	0.19%
Nonperforming assets	$16,542	$12,918	$12,917
Nonperforming % of total assets	0.65%	0.57%	0.57%

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

During the three and nine months ended September 30, 2016, the Corporation recorded a provision for loan losses of $622 thousand and $2.0 million, as compared to a provision for loan losses of $463 thousand and $1.9 million for the three and nine months ended September 30, 2015. Net chargeoffs during the three and nine months ended September 30, 2016 were $907 thousand and $3.1 million, as compared to $731 thousand and $2.0 million for the three and nine months ended September 30, 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. Included in the $907 thousand and $3.1 million of net chargeoffs for the three and nine months ended September 30, 2016 were $581 thousand and $2.1 million of net chargeoffs related to Holiday Financial Services Corporation. As a result of the purchase accounting requirements associated with a business combination, the allowance for loan losses previously recorded by Lake National Bank did not carry over to the financial statements of CNB. Instead, CNB recorded a fair value adjustment to the loans acquired from Lake National Bank resulting in a reduction in the loan balance of $4.1 million, which will be accreted into loan income in proportion to the reduction of the loan principal balances.

There were no new impaired commercial loan relationships that required a significant loss reserve in the first nine months of 2016. In addition, one impaired commercial and industrial loan that had a loss reserve of $671 thousand at June 30, 2016 was repaid in full in July 2016, resulting in no loss to CNB.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at September 30, 2016.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $208.7 million from $1.815 billion at December 31, 2015 to $2.024 billion at September 30, 2016. $139.8 million was acquired from Lake National Bank, while $68.9 million was organic growth. Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

During the second quarter of 2016, the Corporation repaid FHLB long-term borrowings totaling $40.0 million which carried interest rates ranging from 3.97% to 4.60% and incurred an early repayment penalty of $1.5 million. Resulting interest expense savings for 2016 and 2017 will total $1.9 million.

In September 2016, CNB completed a private placement of $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes. The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 455 basis points. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. CNB injected the net proceeds from the subordinated notes into its bank subsidiary, CNB Bank, and intends to use the capital for general corporate purposes, including loan growth, additional liquidity, and working capital. As of September 30, 2016, $35 million of the proceeds from the private placement were held by the Corporation’s escrow agent, resulting in an increase in accrued interest receivable and other assets at the end of the third quarter. These proceeds were remitted to the Corporation on the first business day of October 2016.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2016. Total shareholders’ equity was $215.5 million at September 30, 2016 and $201.9 million at December 31, 2015. In the first nine months of 2016, the Corporation earned $15.5 million and declared dividends of $7.2 million, resulting in a dividend payout ratio of 46.2% of net income.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Total risk-based capital ratio	14.11%	13.18%
Tier 1 capital ratio	10.52%	12.14%
Tier 1 common equity ratio	9.43%	10.90%
Leverage ratio	7.71%	8.73%
Tangible common equity/tangible assets (1)	6.94%	7.64%
Book value per share	$14.90	$14.01
Tangible book value per share (1)	$11.98	$11.96

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	September 30, 2016	December 31, 2015
Shareholders’ equity	$215,489	$201,913
Less goodwill	38,967	27,194
Less core deposit intangible	3,200	2,395

Tangible common equity	$173,322	$172,324

Total assets	$2,539,944	$2,285,136
Less goodwill	38,967	27,194
Less core deposit intangible	3,200	2,395

Tangible assets	$2,497,777	$2,255,547
Ending shares outstanding	14,465,210	14,408,430
Tangible book value per share	$11.98	$11.96
Tangible common equity/tangible assets	6.94%	7.64%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$31,702	$235,246	$42,803	$259,032
Unused lines of credit	0	103,152	0	87,493
Standby letters of credit	0	7,699	0	15,704

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at September 30, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years. The fixed rate loan commitments at December 31, 2015 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 20 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. Oxer is a Small Business Investment Company (SBIC) that is licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of September 30, 2016, the Corporation has invested $1,338 of its $5,000 commitment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 and 2015

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $6.4 million in the third quarter of 2016 and $5.5 million in the third quarter of 2015. The earnings per diluted share were $0.44 in the third quarter of 2016 and $0.38 in the third quarter of 2015. Earnings in the third quarter of 2016 were impacted by merger costs of $266 thousand. The annualized return on assets and return on equity for the third quarter of 2016 are 1.01% and 11.92% compared to 0.98% and 11.08% for the third quarter of 2015.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.88% for the three months ended September 30, 2016, compared to 3.75% for the three months ended September 30, 2015. Net interest income increased by 15.2% from $19.0 million for the three months ended September 30, 2015 to $21.9 million for the three months ended September 30, 2016. The Corporation’s net interest margin has stabilized in 2016 as the Corporation continues to use cash flows from its available-for-sale securities portfolio and core deposit growth, supplemented by short-term borrowings as needed, to fund loan growth.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $622 thousand in the third quarter of 2016 compared to $463 thousand in the third quarter of 2015. Net chargeoffs in the third quarter of 2016 were $907 thousand, compared to net chargeoffs of $731 thousand in the third quarter of 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2016.

NON-INTEREST INCOME AND EXPENSES

Non-interest income was $4.5 million for the quarter ended September 30, 2016, compared to $4.0 million for the quarter ended September 30, 2015.

Total non-interest expenses were $17.1 million during the three months ended September 30, 2016, compared to $15.0 million during the three months ended September 30, 2015.

Salaries and benefits expenses increased $934 thousand, or 12.3%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As of September 30, 2016, the Corporation had 471 full-time equivalent staff, compared to 430 full-time equivalent staff as of September 30, 2015. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. In addition, CNB retained 20 employees in connection with the acquisition of Lake National Bank.

Visa check card expenses of $587 thousand and $579 thousand during the three months ended September 30, 2016 and September 30, 2015, respectively, were reclassified as a reduction of other non-interest income to non-interest expense.

INCOME TAX EXPENSE

Income tax expense was $2.3 million in the third quarter of 2016 and $2.0 million in the third quarter of 2015, resulting in effective tax rates of 26.1% and 27.0% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2016			September 30, 2015
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$403,672	2.36%	$7,026	$499,639	2.30%	$8,542
Tax-Exempt (1,2)	126,036	4.22%	3,855	136,550	4.31%	4,301
Equity Securities (1,2)	19,207	3.92%	564	12,981	6.80%	662

Total securities	548,915	2.80%	11,445	649,170	2.81%	13,505

Loans:
Commercial (2)	505,316	4.79%	18,146	447,126	4.80%	16,093
Mortgage (2)	1,087,788	4.46%	36,387	909,549	4.70%	32,086
Consumer	84,450	9.27%	5,874	72,215	10.46%	5,664

Total loans (3)	1,677,554	4.80%	60,407	1,428,890	5.02%	53,843

Total earning assets	$2,226,469	4.31%	$71,852	2,078,060	4.34%	$67,348

Non interest-bearing assets:
Cash and due from banks	30,816			27,323
Premises and equipment	42,179			37,236
Other assets	103,151			94,684
Allowance for loan losses	(16,431)			(17,650)

Total non interest-bearing assets	159,715			141,593

TOTAL ASSETS	$2,386,184			$2,219,653

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$505,620	0.35%	$1,330	$453,604	0.35%	$1,198
Savings	952,091	0.46%	3,307	947,291	0.50%	3,559
Time	208,164	1.06%	1,651	199,388	1.09%	1,624

Total interest-bearing deposits	1,665,875	0.50%	6,288	1,600,283	0.53%	6,381
Short-term borrowings	105,809	0.62%	493	47,170	0.24%	86
Long-term borrowings	87,010	2.83%	1,848	75,608	4.19%	2,378
Subordinated debentures	20,620	3.82%	590	20,620	3.62%	560

Total interest-bearing liabilities	1,879,314	0.65%	$9,219	1,743,681	0.72%	$9,405

Demand—non interest-bearing	262,728			256,083
Other liabilities	32,779			23,682

Total liabilities	2,174,821			2,023,446
Shareholders’ equity	211,363			196,207

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,386,184			$2,219,653

Interest income/Earning assets		4.31%	$71,852		4.34%	$67,348
Interest expense/Interest-bearing liabilities		0.65%	9,219		0.72%	9,405

Net interest spread		3.66%	$62,633		3.62%	$57,943

Interest income/Earning assets		4.31%	$71,852		4.34%	67,348
Interest expense/Earning assets		0.55%	9,219		0.60%	9,405

Net interest margin		3.76%	$62,633		3.74%	$57,943

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Nine Months Ended September 30, 2016 and 2015

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $15.5 million in the nine months ended September 30, 2016 compared to $16.7 for the same period of 2015. The earnings per diluted share were $1.07 for the nine months ended September 30, 2016 and $1.16 for the nine months ended September 30, 2015. Earnings in 2016 were impacted by a prepayment penalty on the early payoff of long-term borrowings of $1.5 million, core processing conversion costs of $1.6 million, merger costs of $481 thousand, and realized gains on the sale of available-for-sale securities of $1.0 million. The annualized return on assets and return on equity for the nine months ended September 30, 2016 are 0.87% and 9.78% compared to 1.00% and 11.34%, respectively for the same period of 2015.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.76% for the nine months ended September 30, 2016, compared to 3.74% for the nine months ended September 30, 2015. Net interest income increased by 8.1% from $55.8 million for the nine months ended September 30, 2015 to $60.3 million for the nine months ended September 30, 2016. The Corporation’s net interest margin has stabilized in 2016 as the Corporation continues to use cash flows from its available-for-sale securities portfolio and core deposit growth, supplemented by short-term borrowings as needed, to fund loan growth.

PROVISION FOR LOAN LOSSES

The Corporation recorded a provision for loan losses of $2.0 million in the nine months ended September 30, 2016, compared to $1.9 million in the nine months ending September 30, 2015. Net chargeoffs for the nine months ended September 30, 2016 were $3.1 million, compared to net chargeoffs of $2.0 million in the same period of 2015. The increase in chargeoffs was primarily attributable to consumer loans held in CNB’s consumer discount company, Holiday Financial Services Corporation. Resulting increases in the provision for loan losses in the consumer lending portfolio were offset by a decrease in the general loan loss reserves required in 2016 due to lower historical loss rates in the commercial & industrial, commercial real estate, and residential real estate portfolio segments.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September, 2016.

NON-INTEREST INCOME AND EXPENSES

Non-interest income was $13.1 million for the nine months ended September 30, 2016, compared to $12.4 million for the nine months ended September 30, 2015. In 2016, the Corporation realized gains on the sale of available-for-sale securities in the amount of $1.0 million, including $922 thousand on the sale of two structured pooled trust preferred securities that had no carrying value due to other-than-temporary impairment charges recorded in previous periods. Net realized gains on the sale of available-for-sale securities in 2015 were $564 thousand.

Total non-interest expenses were $50.7 million during the nine months ended September 30, 2016, compared to $43.4 million during the nine months ended September 30, 2015. Throughout 2015 and the first nine months of 2016, CNB made numerous infrastructure, personnel, and other investments to facilitate its continued growth. In order to better serve our customers and to achieve operational efficiencies, CNB completed a core processing system upgrade in May 2016. Included in non-interest expenses in 2016 were merger related expenses of $481 thousand, costs associated with our core processing system upgrade of $1.6 million, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million. The borrowings totaled $40 million and carried interest rates ranging from 3.97% to 4.60%, and the resulting interest expense savings for 2016 and 2017 will total $1.9 million.

Salaries and benefits expenses increased $2.2 million, or 10.1%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As of September 30, 2016, the Corporation had 471 full-time equivalent staff, compared to 430 full-time equivalent staff as of September 30, 2015. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. In addition, CNB retained 20 employees in connection with the acquisition of Lake National Bank.

Visa check card expenses of $1.7 million during the nine months ended September 30, 2016 and September 30, 2015, were reclassified as a reduction of other non-interest income to non-interest expense.

INCOME TAX EXPENSE

Income tax expense was $5.1 million for the nine months ended September 30, 2016 as compared to $6.2 million for the nine months ended September 30, 2015, resulting in effective tax rates of 24.9% and 27.1% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and nondeductible merger costs.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of June 30, 2016, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy of +/- 25%. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the historically low interest rate environment, the -300 and -400 scenarios have been excluded from the table.

June 30, 2016
Change in Basis Points	% Change in Net Interest Income
400	7.2%
300	6.0%
100	2.8%
(100)	(2.5%)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 3, 2016	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 3, 2016	/s/ Brian W. Wingard
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