Form 10-K
period 2016-12-31
CNB FINANCIAL CORP/PA
filed 2017-03-10
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2016:

$239,539,993

The number of shares outstanding of the registrant’s common stock as of March 6, 2017:

15,297,360 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 18, 2017 are incorporated by reference into Part III.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank, referred to herein as the Bank, and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank.

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

CNB Bank

CNB Bank (the “Bank”) was incorporated in 1934 and is chartered in the Commonwealth of Pennsylvania. ERIEBANK, a division of CNB Bank, began operations in 2005. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. Farmers Citizens Bank served the central Ohio markets of Bucyrus, Cardington, Fredericktown, Mount Hope and Shiloh, as well as the markets of Worthington and Upper Arlington in the greater Columbus, Ohio area, with 8 branch locations. The Corporation is continuing to operate these 8 branch locations as FCBank, a division of CNB Bank, with local decision making and oversight. An additional FCBank full service branch location was opened in 2014 in Dublin, Ohio, and a loan production office was opened in Lancaster, Ohio in 2016. In January 2017, the Corporation announced the sale of the Mount Hope branch of FCBank to First Federal Community Bank of Dover, Ohio, with closing of the transaction expected to occur in the second quarter of 2017.

In July 2016, the Corporation acquired Lake National Bank, which operated two full service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Corporation is continuing to operate these 2 branch locations within its ERIEBANK franchise. In February 2017, the Corporation completed construction of a full service branch location in Ashtabula, Ohio, which is also operating within the ERIEBANK franchise.

In 2016, the Corporation received regulatory approval to conduct business in the state of New York as Bank on Buffalo, a division of CNB Bank. The Corporation opened a loan production office in Buffalo, New York in May 2016, which was closed in February 2017 with the concurrent opening of a full service location in downtown Buffalo in February 2017. Full service locations in Williamsville, New York and Orchard Park, New York will open in the second quarter of 2017.

In February 2017, the Corporation completed construction of a full service branch location in Duncansville, Pennsylvania and concurrently closed its loan production office in Hollidaysburg, Pennsylvania. The full service branch is being operated as part of the CNB Bank franchise.

The Bank has 42 full service branch offices and one loan production offices located in various communities in its market area. CNB Bank’s primary market area includes the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin. As Bank on Buffalo, a division of CNB Bank, the Bank operates in Erie County, New York.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Pennsylvania Department of Banking, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”), as its primary federal regulator. The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (“CFPB”) is authorized to write rules on consumer financial products which could affect the operations of the Bank. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Under the interim and final rules, compliance was required beginning January 1, 2015, for most banking organizations including the Corporation, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The Corporation adopted Basel III on January 1, 2015, and continues to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

Regulation of CNB Bank

CNB Bank is a Pennsylvania-chartered bank and is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking and the FDIC, as its primary federal regulator. Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and acquisitions, the establishment of branches, management practices, and numerous other aspects of banking operations.

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

Capital Adequacy and Operations

Under applicable “prompt corrective action” (“PCA”) statutes and regulations, depository institutions are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized.” The PCA statute and regulations provide for progressively more stringent supervisory measures as an insured depository institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations.

At December 31, 2016, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions it supervises to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank received a CRA rating of “Satisfactory” at its most recent CRA exam.

Restrictions on Transactions with Affiliates and Insiders

The Bank and Corporation are subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act, and the Bank and Corporation are both required to implement Regulation W, issued by the Federal Reserve Board. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases by the Bank of securities issued by an affiliate, purchases by the Bank of assets from an affiliate (except as may be exempted by order or regulation), the Bank’s acceptance of securities issued by an affiliate as collateral and the Bank’s acceptance of a guarantee, the Bank’s acceptance of letters of credit on behalf of an affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

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

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. The standard maximum deposit insurance amount is $250,000 per depositor per insured depository institution.

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

•	Electronic Funds Transfer Act, which is a consumer protection law regarding electronic fund transfers;

•	The Bank Secrecy Act and USA Patriot Act, which require financial institutions to take certain actions to help prevent, detect and prosecute money laundering and the financing of terrorism; and

•	Numerous other federal and state laws and regulations, including those related to consumer protection and bank operations.

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

Other Legislative Initiatives

Proposals may be introduced in the United States Congress, in the Pennsylvania Legislature, and/or by various bank regulatory authorities that could alter the powers of, and restrictions on, different types of banking organizations and which could restructure part or all of the existing regulatory framework for banks, bank and financial holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether any such proposals will be enacted into law or, even if enacted, what effect such action may have on our business and earnings.

Employees

As of December 31, 2016, the Corporation had a total of 507 employees of which 448 were full time and 59 were part time.

Executive Officers

The Corporation’s named executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	53

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Richard L. Greslick, Jr.	40

Senior Executive Vice President/Chief Operating Officer, CNB Bank since December 2012 and Secretary, CNB Financial Corporation, since July 2010; previously, Senior Vice President/Administration since July 2010; Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Mark D. Breakey	58	Senior Executive Vice President and Chief Credit Officer, CNB Bank since 2003.

Joseph E. Dell, Jr.	60

Senior Executive Vice President and Chief Commercial Banking Officer, CNB Bank since December 31, 2013; previously, Senior Vice President and Senior Commercial Lending Officer since February 2013; previously, Chief Lending Officer and Commercial Line of Business Manager for First Security Group, Inc. and FSG Bank, N.A. from 2011 to February 2013; and previously served in various executive level positions with First Commonwealth Bank, including Chief Lending Officer and Commercial Line of Business Leader since 2008.

Brian W. Wingard	42

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$380,534	2.44%	$9,134	$485,792	2.29%	$10,977	$565,859	2.34%	$13,257
Tax-Exempt (1, 2)	124,360	4.24%	5,103	133,789	4.32%	5,680	131,551	4.38%	5,590
Equity Securities (1, 2)	19,277	4.09%	788	14,108	5.84%	824	10,925	4.96%	542

Total Securities	524,171	2.93%	15,025	633,689	2.80%	17,481	708,335	2.75%	19,389

Loans
Commercial (2)	522,345	4.63%	24,201	449,970	4.78%	21,507	420,737	5.39%	22,679
Mortgage (2)	1,110,287	4.54%	50,437	937,978	4.62%	43,341	827,520	4.87%	40,274
Consumer	84,592	9.14%	7,730	72,215	10.68%	7,714	68,488	10.52%	7,207

Total Loans (3)	1,717,224	4.80%	82,368	1,460,163	4.97%	72,562	1,316,745	5.33%	70,160

Total earning assets	2,241,395	4.37%	$97,393	2,093,852	4.32%	$90,043	2,025,080	4.43%	$89,549

Non-Interest Earning Assets
Cash & Due From Banks	29,869			26,787			28,701
Premises & Equipment	43,758			37,683			33,177
Other Assets	121,554			91,046			91,452
Allowance for Loan Losses	(16,336)			(17,487)			(17,334)

Total Non-Interest Earning Assets	178,845			138,029			135,996

Total Assets	$2,420,240			$2,231,881			$2,161,076

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – interest bearing	$513,445	0.35%	$1,801	$451,784	0.35%	$1,602	$451,873	0.36%	$1,616
Savings	954,010	0.46%	4,429	942,916	0.50%	4,734	958,574	0.48%	4,587
Time	214,684	1.04%	2,240	196,661	1.10%	2,162	203,885	1.03%	2,097

Total interest bearing deposits	1,682,139	0.50%	8,470	1,591,361	0.53%	8,498	1,614,332	0.51%	8,300
Short-term borrowings	99,075	0.57%	565	62,136	0.26%	161	20,316	0.20%	41
Long-term borrowings	81,937	2.95%	2,416	77,874	3.93%	3,061	75,668	4.23%	3,200
Subordinated Debentures	33,120	4.76%	1,577	20,620	3.64%	751	20,620	3.62%	746

Total interest bearing liabilities	1,896,271	0.69%	$13,028	1,751,991	0.71%	$12,471	1,730,936	0.71%	$12,287

Demand – non-interest bearing	267,876			257,842			229,144
Other liabilities	44,035			24,361			20,220

Total Liabilities	2,208,182			2,034,194			1,980,300
Shareholders’ Equity	212,058			197,687			180,776

Total Liabilities and Shareholders’ Equity	$2,420,240			$2,231,881			$2,161,076

Interest Income/Earning Assets		4.37%	$97,393		4.32%	$90,043		4.43%	$89,549
Interest Expense/Interest Bearing Liabilities		0.69%	13,028		0.71%	12,471		0.71%	12,287

Net Interest Spread		3.68%	$84,365		3.61%	$77,572		3.72%	$77,262

Interest Income/Earning Assets		4.37%	$97,393		4.32%	$90,043		4.43%	$89,549
Interest Expense/Earning Assets		0.59%	13,028		0.59%	12,471		0.61%	12,287

Net Interest Margin		3.78%	$84,365		3.73%	$77,572		3.82%	$77,262

1.

Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $3,078, $2,865, and $2,667 for the years ended December 31, 2016, 2015, and 2014, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $3,170, $2,447, and $2,338 for the years ended December 31, 2016, 2015, and 2014, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2016 over (under) 2015 Due to Change In (1)			For Twelve Months Ended December 31, 2015 over (under) 2014 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Securities:
Taxable	$(2,404)	$561	$(1,843)	$(2,061)	$(219)	$(2,280)
Tax-Exempt (2)	(472)	(105)	(577)	165	(75)	90
Equity Securities (2)	302	(338)	(36)	158	124	282

Total Securities	(2,574)	118	(2,456)	(1,738)	(170)	(1,908)
Loans
Commercial (2)	3,459	(765)	2,694	1,574	(2,746)	(1,172)
Mortgage (2)	7,962	(866)	7,096	5,406	(2,339)	3,067
Consumer	1,322	(1,306)	16	390	117	507

Total Loans	12,743	(2,937)	9,806	7,370	(4,968)	2,402

Total Earning Assets	$10,169	$(2,819)	$7,350	$5,632	$(5,138)	$494

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$219	$(20)	$199	$10	$(24)	$(14)
Savings	56	(361)	(305)	(61)	208	147
Time	198	(120)	78	(71)	136	65

Total Interest Bearing Deposits	473	(501)	(28)	(122)	320	198
Short-Term Borrowings	96	308	404	83	37	120
Long-Term Borrowings	160	(805)	(645)	94	(233)	(139)
Subordinated Debentures	455	371	826	0	4	4

Total Interest Bearing Liabilities	$1,184	$(627)	$557	$55	$126	$184

Change in Net Interest Income	$8,985	$(2,192)	$6,793	$5,577	$(5,264)	$310

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities

(Dollars In Thousands)	December 31, 2016				December 31, 2015				December 31, 2014
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Government Sponsored Entities	$139,823	$1,107	$(579)	$140,351	$141,300	$1,579	$(1,128)	$141,751	$155,482	$2,301	$(2,219)	$155,564
State and Political Subdivisions	153,492	4,194	(649)	157,037	165,828	6,234	(243)	171,819	174,600	6,804	(402)	181,002
Residential and multi-family mortgage	136,807	551	(2,382)	134,976	160,316	1,060	(3,394)	157,982	265,678	2,291	(2,805)	265,164
Corporate notes and bonds	18,299	77	(962)	17,414	19,794	165	(1,271)	18,688	20,791	139	(1,500)	19,430
Pooled trust preferred	800	1,249	0	2,049	800	2,613	0	3,413	800	105	0	905
Pooled SBA	43,450	505	(918)	43,037	51,556	760	(907)	51,409	63,139	1,074	(1,560)	62,653
Other securities	1,020	0	(49)	971	1,020	0	(39)	981	1,020	0	(18)	1,002

	$493,691	$7,683	$(5,539)	$495,835	$540,614	$12,411	$(6,982)	$546,043	$681,510	$12,714	$(8,504)	$685,720

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2016

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Securities Available for Sale (2)
U.S. Government Sponsored Entities	$33,152	1.52%	$78,344	1.85%	$28,855	2.03%
State and Political Subdivisions	22,900	3.33%	85,585	4.32%	39,303	4.60%	$9,249	5.00%
Corporate notes and bonds	3,539	2.05%	8,839	3.11%	99	6.00%	4,937	2.02%
Pooled trust preferred							2,049	10.91%
Pooled SBA									$43,037	2.60%
Residential and multi-family mortgage									134,976	2.08%

TOTAL	$59,591	2.25%	$172,768	3.14%	$68,257	3.52%	$16,235	4.84%	$178,013	2.21%

(1)

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

(2)	The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2016	2015	2014	2013	2012
Commercial, industrial and agricultural	$567,800	$475,364	$428,458	$427,715	$257,091
Commercial mortgages	574,826	448,179	352,752	343,465	261,791
Residential real estate	652,883	574,225	502,317	459,114	347,904
Consumer	74,816	78,345	69,648	63,491	58,668
Credit cards	6,046	5,201	5,233	5,065	4,800
Overdrafts	595	1,040	1,188	409	971

Gross loans	1,876,966	1,582,354	1,359,596	1,299,259	931,225
Less: unearned income	3,430	4,556	4,307	3,896	3,401

Total loans net of unearned	$1,873,536	$1,577,798	$1,355,289	$1,295,363	$927,824

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2016
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$4,622	$63,155	$59,246	$127,023
Loans With Floating Interest Rate	19,793	79,090	341,894	440,777

	$24,415	$142,245	$401,140	$567,800

C. RISK ELEMENTS

	2016	2015	2014	2013	2012
Loans on nonaccrual basis	$15,329	$12,159	$9,190	$11,573	$14,445
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	10	105	213	344	357
Performing troubled debt restructurings	8,710	9,304	14,771	8,006	9,961

	$24,049	$21,568	$24,174	$19,923	$24,763

Interest income recorded on the nonaccrual loans for the year ended December 31, 2016 was $86. Additional interest income which would have been recorded on nonaccrual loans had they been on accrual status was $470 for the year ended December 31, 2016.

Loans are placed in nonaccrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2016, there were $15,925 in special mention loans, $43,374 in substandard loans, and $0 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2016	2015	2014	2013	2012

Balance at beginning of Period	$16,737	$17,373	$16,234	$14,060	$12,615
Charge-Offs:
Commercial, industrial and agricultural	601	307	618	958	2,871
Commercial mortgages	201	486	50	1,931	401
Residential real estate	499	632	436	467	304
Consumer	3,324	1,956	1,744	1,919	1,279
Credit cards	96	116	78	97	78
Overdrafts	240	221	256	258	257

	4,961	3,718	3,182	5,630	5,190
Recoveries:
Commercial, industrial and agricultural	89	267	1	7	45
Commercial mortgages	8	52	210	1,430	0
Residential real estate	93	8	41	5	1
Consumer	122	96	93	114	91
Credit cards	22	14	25	16	18
Overdrafts	71	85	111	94	99

	405	522	481	1,666	254

Net charge-offs	(4,556)	(3,196)	(2,701)	(3,964)	(4,936)
Provision for loan losses	4,149	2,560	3,840	6,138	6,381

Balance at end of period	$16,330	$16,737	$17,373	$16,234	$14,060

Percentage of net charge-offs during the period to average loans outstanding	0.27%	0.22%	0.21%	0.38%	0.55%

The provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve for probable incurred losses. Management’s judgment is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2016		2015		2014		2013		2012
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$5,428	30.25%	$6,035	30.04%	$7,114	31.51%	$8,212	32.92%	$4,940	27.61%
Commercial mortgages	6,753	30.63%	5,605	28.32%	5,310	25.95%	3,536	26.44%	4,697	28.11%
Residential real estate	1,653	34.78%	2,475	36.29%	2,479	36.95%	2,450	35.34%	2,466	37.36%
Consumer	2,215	3.99%	2,371	4.95%	2,205	5.12%	1,763	4.89%	1,699	6.30%
Credit Cards	93	0.32%	90	0.33%	71	0.38%	66	0.38%	83	0.51%
Overdrafts	188	0.03%	161	0.07%	194	0.09%	207	0.03%	175	0.10%

Total	$16,330	100.00%	$16,737	100.00%	$17,373	100.00%	$16,234	100.00%	$14,060	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2016		2015		2014
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$267,876		$257,842		$229,144
Demand – Interest Bearing	513,445	0.35%	451,784	0.35%	451,873	0.36%
Savings Deposits	954,010	0.46%	942,916	0.50%	958,574	0.48%
Time Deposits	214,684	1.04%	196,661	1.10%	203,885	1.03%

TOTAL	$1,950,015		$1,849,203		$1,843,476

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2016 is as follows:
Three months or less	$26,734
Greater than three months and through twelve months	41,504
Greater than one year and through three years	20,073
Greater than three years	10,248

$98,559

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2016	2015	2014
Return on average assets	0.85%	0.99%	1.07%
Return on average equity	9.69%	11.23%	12.76%
Dividend payout ratio	46.48%	42.86%	41.26%
Average equity to average assets ratio	8.76%	8.86%	8.37%

ITEM 1A.  RISK FACTORS

The Corporation’s financial condition and results of operations are subject to various risks inherent in its business. The material risks and uncertainties that management believes affect the Corporation are described below. If any of these risks actually occur, the Corporation’s business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. The following risks together with all of the other information in this Annual Report on Form 10-K should be considered.

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

The allowance for loan losses is subject to a formal analysis by the credit administrator of the Corporation using a methodology whereby loan pools are segregated into special mention, substandard, doubtful and unclassified categories and the pools are evaluated based on historical loss factors. The Bank monitors delinquencies and losses on a monthly basis. The Bank has adopted underwriting and credit monitoring policies and procedures, including the review of borrower financial statements and collateral appraisals, which management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower nonperformance and the value of available collateral. The Bank also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Loan Committee of the Corporation’s Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2016, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

The Corporation, primarily through the Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject it to additional costs, limit the types of financial services and products the Corporation may offer, and/or limit the pricing it may charge on certain banking services, among other things. Additionally, the Dodd-Frank Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. The Corporation cannot be certain when final rules affecting it will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to it became effective January 1, 2015. Compliance with these rules have imposed additional costs on the Corporation.

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

Management and the Board of Directors of the Corporation, through its Asset/Liability Committee, or the ALCO, monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 42 full-service offices and one loan production office. Of these 43 offices, 26 are owned and 17 are leased from independent owners. Holiday Financial Services Corporation has ten full-service offices of which ten are leased from independent owners and two are leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2016, the approximate number of shareholders of record of the Corporation’s common stock was 2,622.

Price Range of Common Stock

	2016		2015
	High	Low	High	Low
First quarter	$18.49	$16.51	$18.74	$15.90
Second quarter	18.41	17.05	18.75	15.85
Third quarter	21.70	17.33	18.75	15.70
Fourth quarter	28.43	18.01	18.82	15.55

Cash Dividends Paid

	2016	2015
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 18 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2016	-	-	-	449,730	(1)
November 1 – 31, 2016	-	-	-	449,730	(1)
December 1 – 31, 2016	-	-	-	449,730	(1)

(1)

The Corporation’s new stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2016, there were 449,730 shares remaining in the program.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2011 and ending December 31, 2016.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
CNB Financial Corporation	100.00	108.22	130.36	131.80	133.41	204.65
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Source : SNL Financial, an offering of S&P Global Market Intelligence
© 2017
www.snl.com

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012

INTEREST AND DIVIDEND INCOME:
Loans including fees	$81,209	$71,814	$69,512	$53,927	$49,760
Securities:
Taxable	9,134	10,977	13,257	13,456	14,688
Tax-exempt	3,390	3,778	3,713	3,828	3,595
Dividends	582	609	400	205	86

Total interest and dividend income	94,315	87,178	86,882	71,416	68,129

INTEREST EXPENSE:
Deposits	8,470	8,498	8,300	7,995	10,875
Borrowed funds	2,981	3,222	3,241	3,447	3,245
Subordinated debentures	1,577	751	746	770	800

Total interest expense	13,028	12,471	12,287	12,212	14,920

NET INTEREST INCOME	81,287	74,707	74,595	59,204	53,209

PROVISION FOR LOAN LOSSES	4,149	2,560	3,840	6,138	6,381

Net interest income after provision for loan losses	77,138	72,147	70,755	53,066	46,828

NON-INTEREST INCOME	17,691	14,799	14,321	13,766	12,664

NON-INTEREST EXPENSES	67,118	56,457	52,688	43,813	35,945

INCOME BEFORE INCOME TAXES	27,711	30,489	32,388	23,019	23,547

INCOME TAX EXPENSE	7,171	8,292	9,314	6,340	6,411

NET INCOME	$20,540	$22,197	$23,074	$16,679	$17,136

PER SHARE DATA:
Basic	$1.42	$1.54	$1.60	$1.29	$1.38
Fully diluted	1.42	1.54	1.60	1.29	1.38
Dividends declared	0.66	0.66	0.66	0.66	0.66
Book value per share at year end	14.64	13.87	13.09	11.43	11.65

AT END OF PERIOD:
Total assets	$2,573,821	$2,285,136	$2,189,213	$2,131,289	$1,773,079
Securities	500,693	550,619	690,225	690,118	741,770
Loans, net of unearned discount	1,873,536	1,577,798	1,355,289	1,295,363	927,824
Allowance for loan losses	16,330	16,737	17,373	16,234	14,060
Deposits	2,017,522	1,815,053	1,847,079	1,835,314	1,485,003
FHLB and other borrowings	102,926	104,243	75,715	75,000	74,296
Subordinated debentures	70,620	20,620	20,620	20,620	20,620
Deposits held for sale	6,456	0	0	0	0
Shareholders’ equity	211,784	201,913	188,548	164,911	145,364

KEY RATIOS:
Return on average assets	0.85%	0.99%	1.07%	0.88%	1.00%
Return on average equity	9.69%	11.23%	12.76%	11.38%	12.17%
Loan to deposit ratio	92.86%	86.93%	73.37%	70.58%	62.48%
Dividend payout ratio	46.48%	42.86%	41.26%	51.40%	47.93%
Average equity to average assets ratio	8.76%	8.86%	8.37%	7.73%	8.22%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Holmes, Delaware, and Franklin. As Bank on Buffalo, a division of CNB Bank, the Bank operates in Erie County, New York. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation.

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

Acquisitions

In July 2016, the Corporation acquired Lake National Bank for $22.50 per share in cash, or approximately $24.75 million in the aggregate. Lake National Bank operated two full service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Corporation is continuing to operate these two branch locations within its ERIEBANK franchise. The terms of the transaction, including the assets acquired and the liabilities assumed, are more fully described in Note 2 to the consolidated financial statements.

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

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2017 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2017.

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

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2016 Balance	$ Change vs. prior year	% Change vs. prior year	2015 Balance	$ Change vs. prior year	% Change vs. prior year	2014 Balance
Total assets	$2,573.8	$288.7	12.6%	$2,285.1	$95.9	4.4%	$2,189.2
Total loans, net	1,857.2	296.1	19.0	1,561.1	223.2	16.7	1,337.9
Total securities	500.7	(49.9)	(9.1)	550.6	(139.6)	(20.2)	690.2
Total deposits	2,017.5	202.4	11.2	1,815.1	(32.0)	(1.7)	1,847.1
Total shareholders’ equity	211.8	9.9	4.9	201.9	13.4	7.1	188.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $29.2 million at December 31, 2016 compared to $27.3 million at December 31, 2015. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

Securities

Securities available for sale and trading securities totaled $500.7 million and $550.6 million at December 31, 2016 and 2015, respectively. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

As detailed in the table below, at December 31, 2016, the Corporation had $1.9 billion in loans outstanding, net of unearned discount, an increase of $295.7 million, or 18.7%, since December 31, 2015. The increase was primarily the result of increasing loan demand throughout 2016, as well as loans acquired from Lake National Bank with an acquisition date fair value of $122.3 million. The Corporation’s organic loan growth in 2016 was 10.6%.

(dollars in thousands)	2016	2015

Commercial, industrial, and agricultural	$567,800	$475,364
Commercial mortgages	574,826	448,179
Residential real estate	652,883	574,225
Consumer	74,816	78,345
Credit cards	6,046	5,201
Overdrafts	595	1,040
Less: unearned discount	(3,430)	(4,556)

Total loans, net of unearned discount	$1,873,536	$1,577,798

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

The Corporation expects strong loan growth in 2017 as it enters the Buffalo, New York market and expands commercial lending relationships in its Pennsylvania and Ohio markets.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2016, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

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

The following table presents information concerning loan delinquency and other nonperforming assets at December 31, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	2014
Nonaccrual loans	$15,329	$12,159	$9,190
Accrual loans greater than 90 days past due	10	105	213

Total nonperforming loans	15,339	12,264	9,403
Other real estate owned	1,015	654	806

Total nonperforming assets	$16,354	$12,918	$10,209

Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$8,710	$9,304	$14,771
Nonperforming TDR loans *	3,120	5,637	3,887

Total TDR loans	$11,830	$14,941	$18,658

Total loans, net of unearned income	$1,873,536	$1,577,798	$1,355,289
Nonperforming loans as a percentage of loans, net	0.82%	0.78%	0.69%
Total assets	$2,573,821	$2,285,136	$2,189,213
Nonperforming assets as a percentage of total assets	0.64%	0.57%	0.47%

* - Nonperforming TDR loans are also included in the balance of nonaccrual loans in the previous table.

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

The following table presents activity within the allowance for loan losses during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Balance at beginning of period	$16,737	$17,373	$16,234

Charge-offs:
Commercial, industrial, and agricultural	(601)	(307)	(618)
Commercial mortgages	(201)	(486)	(50)
Residential real estate	(499)	(632)	(436)
Consumer	(3,324)	(1,956)	(1,744)
Credit cards	(96)	(116)	(78)
Overdrafts	(240)	(221)	(256)

	(4,961)	(3,718)	(3,182)

Recoveries:
Commercial, industrial, and agricultural	89	267	1
Commercial mortgages	8	52	210
Residential real estate	93	8	41
Consumer	122	96	93
Credit cards	22	14	25
Overdrafts	71	85	111

	405	522	481

Net charge-offs	(4,556)	(3,196)	(2,701)

Provision for loan losses	4,149	2,560	3,840

Balance at end of period	$16,330	$16,737	$17,373

Loans, net of unearned income	$1,873,536	$1,577,798	$1,355,289
Allowance to net loans	0.87%	1.06%	1.28%

At December 31, 2016, the ratio of the allowance for loan losses to loans was 0.87%, compared to 1.06% at December 31, 2015 and 1.28% at December 31, 2014. This reduction was driven by lower historical loss rates in 2016 compared to 2015 and 2014 in the commercial & industrial and commercial real estate portfolio segments. In addition, in accordance with the purchase accounting requirements for a business combination, the loans acquired from Lake National Bank with an acquisition date fair value of $122.3 million did not include the carryover of an allowance for loan losses from Lake National Bank.

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

The historical loss factors for both the reviewed and homogeneous pools are adjusted based on these six qualitative factors:

•	Levels of and trends in delinquencies, nonaccrual loans, and classified loans;
•	Trends in volume and terms of loans;
•	Effects of any changes in lending policies and procedures;
•	Experience, ability and depth of management;
•	National and local economic trends and conditions; and
•	Concentrations of credit.

The methodology described above was created using the experience of our credit administrator, guidance from the regulatory agencies, expertise of our third party loan review provider, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool.

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Commercial, industrial and agricultural	$5,428	$6,035	$7,114
Commercial mortgages	6,753	5,605	5,310
Residential real estate	1,653	2,475	2,479
Consumer	2,215	2,371	2,205
Credit cards	93	90	71
Overdrafts	188	161	194

Total	$16,330	$16,737	$17,373

Throughout 2016, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 5 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2016 and 2015, as well as the nature and scope of loans modified in a troubled debt restructuring during 2016 and 2015 and the related effect on the provision and allowance for loan losses.

During the year ended December 31, 2016, the Corporation recorded a provision for loan losses of $4.1 million, as compared to a provision for loan losses of $2.6 million for the year ended December 31, 2015. Net chargeoffs during the year ended December 31, 2016 were $4.6 million, compared to net chargeoffs of $3.2 million during the year ended December 31, 2015, and the ratio of net chargeoffs to average loans was 0.27% and 0.22% for the years ended December 31, 2016 and 2015, respectively.

The increase in chargeoffs in 2016 compared to 2015 was primarily attributable to consumer loans held in the Corporation’s consumer discount company, Holiday Financial Services Corporation. CNB Bank net chargeoffs totaled $1.7 million and $1.5 million in 2016 and 2015, respectively. Holiday Financial Services Corporation net chargeoffs totaled $2.9 million and $1.7 million in 2016 and 2015, respectively.

During the fourth quarter of 2016, the Corporation identified a commercial real estate loan that, while performing in accordance with its contractual terms and current with scheduled principal and interest payments, is showing sufficient signs of weakness to be classified as impaired. As of December 31, 2016, the principal balance of the loan is $6.2 million, and the specific loan loss reserve recorded during the quarter is $1.0 million.

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

As mentioned in the “Loans” section of this analysis, management continues to focus on commercial lending as part of its strategic growth initiatives. However, management must also consider the fact that the inherent risk is more pronounced in these types of credits and is also driven by the economic environment of its market areas.

Management believes that both its 2016 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2016.

Premises and Equipment

During the years ended December 31, 2016 and 2015, the Corporation invested $10.1 million and $6.8 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. The Corporation completed the construction of a full-service banking facility in Worthington, Ohio in 2016 that also houses the FCBank leadership and administrative teams. In addition, the construction of full-service branches in Altoona, Pennsylvania and Ashtabula, Ohio were substantially complete by December 31, 2016, and both locations opened for business in February 2017. Premises and equipment with a fair value of $3.2 million were recorded in 2016 in conjunction with the acquisition of Lake National Bank.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary.

Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation did not purchase any BOLI during the years ended December 31, 2016 and 2015, and BOLI with a fair value of $2.2 million was acquired from Lake National Bank during the year ended December 31, 2016.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

	Percentage change 2016 vs. 2015	Percentage change 2015 vs. 2014	2016	2015	2014
Demand, Non interest bearing	10.0%	7.7%	$289,922	$263,639	$244,743
Demand, Interest bearing	23.4%	(2.9%)	543,388	440,174	453,102
Savings deposits	2.8%	(4.7%)	953,438	927,074	972,327
Time deposits	25.3%	4.1%	230,774	184,166	176,907

Total	11.2%	(1.7%)	$2,017,522	$1,815,053	$1,847,079

Organic deposit growth in 2016 was 3.2%, and the Corporation acquired deposits from Lake National Bank in 2016 totaling $139.8 million.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11 to the consolidated financial statements.

During the second quarter of 2016, the Corporation repaid FHLB long-term borrowings totaling $40.0 million which carried interest rates ranging from 3.97% to 4.60% and incurred an early repayment penalty of $1.5 million. Resulting interest expense savings for 2016 and 2017 will total an aggregate of $1.9 million.

In September 2016, the Corporation completed a private placement of $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes. The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 455 basis points. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The Corporation injected the net proceeds from the subordinated notes into its bank subsidiary, CNB Bank, and intends to use the capital for general corporate purposes, including loan growth, additional liquidity, and working capital.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2016, the Corporation earned $20.5 million and declared dividends of $9.5 million, resulting in a dividend payout ratio of 46.5% of net income.

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

The Corporation’s capital ratios and book value per common share at December 31, 2016 and 2015 are as follows:

	2016	2015
Total risk-based capital ratio	13.83%	13.39%
Tier 1 capital ratio	10.33%	12.33%
Common equity tier 1 ratio	9.28%	11.07%
Leverage ratio	7.87%	8.73%
Tangible common equity/tangible assets (1)	6.72%	7.64%
Book value per share	$14.64	$14.01
Tangible book value per share (1)	$11.76	$11.96

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

	December 31, 2016	December 31, 2015
Shareholders’ equity	$211,784	$201,913
Less goodwill	38,730	27,194
Less core deposit intangible	2,854	2,395

Tangible common equity	$170,200	$172,324

Total assets	$2,573,821	$2,285,136
Less goodwill	38,730	27,194
Less core deposit intangible	2,854	2,395

Tangible assets	$2,532,237	$2,255,547

Ending shares outstanding	14,467,815	14,407,980
Tangible book value per share	$11.76	$11.96
Tangible common equity/tangible assets	6.72%	7.64%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $623 million with approximately $396 million available at December 31, 2016. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Overview of the Income Statement

The Corporation had net income of $20.5 million for 2016 compared to $22.2 million for 2015. Net interest income increased $6.6 million, or 8.8%, and non-interest income increased $597 thousand, or 3.5%. The provision for loan losses increased by $1.6 million, or 62.1%, and non-interest expenses increased by $8.4 million, or 14.2%. The earnings per diluted share were $1.42 in 2016 and $1.54 in 2015. The return on assets and the return on equity for 2016 were 0.85% and 9.69% as compared to 0.99% and 11.23% for 2015. As described in Note 2 to the consolidated financial statements, Lake National Bank’s results of operations were included in the Corporation’s results beginning July 16, 2016.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.78% and 3.73% for the years ended December 31, 2016 and 2015, respectively. Net accretion included in loan interest income in 2016 was $1.8 million, resulting in an increase in the net interest margin of 8 basis points. Net accretion included in loan interest income in 2015 was $2.2 million, resulting in an increase in the net interest margin of 11 basis points.

As described in the Funding Sources section of Management’s Discussion and Analysis, the Corporation issued $50 million of subordinated debt on September 30, 2016. The interest expense on this subordinated debt was $783 thousand for the year ended December 31, 2016.

Changes in average earning assets, interest bearing liabilities, and resulting net interest income in 2016 compared to 2015 were a result of organic growth, the issuance of the subordinated debt described previously, and the acquisition of Lake National Bank in the third quarter of 2016.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $4.1 million in 2016 compared to $2.6 million in 2015. Net loan charge-offs were $4.6 million during the year ended December 31, 2016 compared to $3.2 million during the year ended December 31, 2015. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and consideration of trends in criticized and classified loans and historical loan losses.

Management believes the charges to the provision in 2016 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2016.

Non-Interest Income

Excluding the effects of securities transactions, non-interest income was $16.2 million for the year ended December 31, 2016, compared to $16.6 million for the year ended December 31, 2015. Net realized gains on available-for-sale securities were $1.0 million during the year ended December 31, 2016, compared to $666 thousand during the year ended December 31, 2015. Net realized and unrealized gains on trading securities were $503 thousand during the year ended December 31, 2016, compared to net realized and unrealized losses of $213 thousand during the year ended December 31, 2015.

Mortgage banking fees increased to $1.1 million for the year ended December 31, 2016, from $746 thousand during the year ended December 31, 2015 as the Corporation focused on selling an increased volume of mortgage loans in the secondary market, while retaining the servicing of the mortgages and resulting customer relationships.

Non-Interest Expense

Throughout 2016 and 2015, CNB made numerous infrastructure, personnel, and technology investments to facilitate its continued growth. Total non-interest expenses were $67.1 million during the year ended December 31, 2016, compared to $58.8 million during the year ended December 31, 2015. In order to better serve our customers and improve operational efficiencies, CNB completed a core processing system upgrade in May 2016. Included in non-interest expenses in 2016 are $3.7 million of non-recurring items, with costs associated with our core processing system upgrade of $1.7 million, merger related expenses of $486 thousand, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million. Costs for similar items in 2015 totaled $416 thousand in the aggregate.

Salaries and benefits expense increased $2.6 million, or 8.9%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As of December 31, 2016, the Corporation had 486 full-time equivalent staff, compared to 436 full-time equivalent staff as of December 31, 2015. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. In addition, the Corporation retained 20 employees in connection with its acquisition of Lake National Bank.

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

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.73% and 3.82% for the years ended December 31, 2015 and 2014, respectively. Net accretion included in loan interest income in 2015 was

$2.2 million, resulting in an increase in the net interest margin of 11 basis points. Net accretion included in loan interest income in 2014 was $2.9 million, resulting in an increase in the net interest margin of 14 basis points.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $2.6 million in 2015 compared to $3.8 million in 2014. Net loan charge-offs were $3.2 million during the year ended December 31, 2015 compared to $2.7 million during the year ended December 31, 2014. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and various historical loss factors, including trends in delinquencies and losses.

Management believes the charges to the provision in 2015 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2015.

Non-Interest Income

Excluding the effects of securities transactions, non-interest income was $16.6 million for the year ended December 31, 2015, compared to $15.9 million for the year ended December 31, 2014. Net realized gains on available-for-sale securities were $666 thousand during the year ended December 31, 2015, compared to $429 thousand during the year ended December 31, 2014. Net realized and unrealized losses on trading securities were $213 thousand during the year ended December 31, 2015, compared to net realized and unrealized gains of $121 thousand during the year ended December 31, 2014.

Wealth and asset management fees increased to $3.0 million for the year ended December 31, 2015, from $2.9 million during the year ended December 31, 2014 due to increases in assets under management resulting from the Corporation’s strategic focus to grow its Wealth and Asset Management Division. Income recorded from bank owned life insurance policies decreased to $1.2 million for the year ended December 31, 2015, from $1.0 million during the year ended December 31, 2014.

Non-Interest Expense

Total non-interest expenses were $58.8 million during the year ended December 31, 2015, compared to $54.9 million during the year ended December 31, 2014. The Corporation recorded amortization expense associated with a core deposit intangible asset of $1.0 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.

Salaries and employee benefit expenses increased $2.6 million, or 9.5%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. During 2015, the Corporation added 27 full-time equivalent staff, which included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. Additional salary and benefit expenses can be attributed to routine merit increases, and increases in certain employee benefit expenses, such as health insurance premiums, which continue to increase in line with market conditions.

Income Tax Expense

Income taxes were $7.2 million in 2016, compared to $8.3 million in 2015 and $9.3 million in 2014. The effective tax rates were 25.9%, 27.2%, and 28.8% for 2016, 2015 and 2014, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,792,106	$0	$0	$0	$1,792,106
Certificates of deposit	10	147,873	53,375	20,988	8,568	230,774
FHLB and other borrowings	11	174,064	45,388	11,245	6,307	237,004
Operating leases	7	1,073	1,513	1,036	3,980	7,602
Sale-leaseback	7	105	210	210	525	1,050
Subordinated debentures	11	0	0	50,000	20,620	70,620

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

Finally, the fair value of assets acquired and liabilities assumed in connection with the acquisition of FC Banc Corp. and Lake National Bank, including the associated goodwill that was recorded, required the use of material estimates. Specifically, the fair values of loans, the core deposit intangible asset, premises and equipment, and time deposits were susceptible to estimation and management’s judgment about real estate and equipment values, as well as the amount and timing of future cash flows associated with loans and deposits.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2016 and 2015, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

December 31, 2016		December 31, 2015
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	(4.9%)	400	0.2%
300	(2.9%)	300	1.2%
100	0.7%	100	1.3%
(100)	(1.4%)	(100)	(1.0%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$26,937	$23,302
Interest bearing deposits with other banks	2,246	3,959

Total cash and cash equivalents	29,183	27,261
Securities available for sale	495,835	546,043
Trading securities	4,858	4,576
Loans held for sale	7,528	1,381
Loans	1,876,966	1,582,354
Less: unearned discount	(3,430)	(4,556)
Less: allowance for loan losses	(16,330)	(16,737)

Net loans	1,857,206	1,561,061
FHLB and other equity interests	19,186	15,921
Premises and equipment, net	49,522	39,370
Bank owned life insurance	44,273	41,039
Mortgage servicing rights	1,391	962
Goodwill	38,730	27,194
Core deposit intangible	2,854	2,396
Accrued interest receivable and other assets	23,255	17,932

Total Assets	$2,573,821	$2,285,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$289,922	$263,639
Interest bearing deposits	1,727,600	1,551,414

Total deposits	2,017,522	1,815,053

Short-term borrowings	134,078	116,272
FHLB and other long-term borrowings	102,926	104,243
Subordinated debentures	70,620	20,620
Deposits held for sale	6,456	0
Accrued interest payable and other liabilities	30,435	27,035

Total liabilities	2,362,037	2,083,223

Commitments and contingent liabilities	0	0

Common stock, $0 par value; authorized 50,000,000 shares; issued 14,473,482 shares	0	0
Additional paid in capital	77,737	77,827
Retained earnings	134,295	123,301
Treasury stock, at cost (5,667 shares for 2016 and 65,052 for 2015)	(127)	(1,114)
Accumulated other comprehensive income (loss)	(121)	1,899

Total shareholders’ equity	211,784	201,913

Total Liabilities and Shareholders’ Equity	$2,573,821	$2,285,136

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2016	2015	2014
Interest and Dividend Income:
Loans including fees	$81,209	$71,814	$69,512
Securities:
Taxable	9,134	10,977	13,257
Tax-exempt	3,390	3,778	3,713
Dividends	582	609	400

Total interest and dividend income	94,315	87,178	86,882

Interest Expense:
Deposits	8,470	8,498	8,300
Borrowed funds	2,981	3,222	3,241
Subordinated debentures (includes $340, $378, and $384 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2016, 2015, and 2014)	1,577	751	746

Total interest expense	13,028	12,471	12,287

Net Interest Income	81,287	74,707	74,595
Provision for Loan Losses	4,149	2,560	3,840

Net Interest Income After Provision for Loan Losses	77,138	72,147	70,755

Non-Interest Income:
Service charges on deposit accounts	4,297	4,442	4,560
Other service charges and fees	2,539	3,089	2,809
Wealth and asset management fees	3,087	2,977	2,860
Net realized gains on available-for-sale securities (includes $1,005, $666, and $429 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2016, 2015, and 2014)	1,005	666	429
Net realized gains (losses) on trading securities	70	(211)	10
Net unrealized gains (losses) on trading securities	433	(2)	111
Mortgage banking	1,095	746	781
Bank owned life insurance	1,082	1,194	1,041
Card processing and interchange income	3,396	3,417	3,323
Other	687	776	565

Total non-interest income	17,691	17,094	16,489

Non-Interest Expenses:
Salaries	23,472	21,652	19,530
Employee benefits (includes $184, $173, and $149 accumulated other comprehensive income reclassifications for net amortization of actuarial losses)	8,722	7,911	7,461
Net occupancy expense	8,064	7,000	6,911
Amortization of core deposit intangible	1,125	1,008	1,180
Data processing	4,447	4,297	3,996
State and local taxes	2,171	1,868	1,895
Legal, professional and examination fees	1,772	1,553	1,363
Advertising	1,799	1,580	1,455
FDIC insurance	1,229	1,278	1,322
Directors fees and benefits	1,582	812	625
Prepayment penalties—long-term borrowings	1,506	0	0
Core processing conversion costs	1,693	108	0
Merger costs	486	308	0
Card processing and interchange expenses	1,889	2,295	2,168
Other	7,161	7,082	6,950

Total non-interest expenses	67,118	58,752	54,856

Income Before Income Taxes	27,711	30,489	32,388
Income Tax Expense (includes $168, $40, and ($36) income tax expense reclassification items in 2016, 2015, and 2014)	7,171	8,292	9,314

Net Income	20,540	22,197	23,074

Other Comprehensive Income (Loss):
Net change in unrealized (losses) gains on available-for-sale securities, net of reclassification and tax	(2,136)	793	10,372
Change in actuarial (loss) gain, for post-employment health care plan, net of amortization and tax	(64)	(90)	21
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	180	137	111

Total other comprehensive (loss) income	(2,020)	840	10,504

Comprehensive Income	$18,520	$23,037	$33,578

Earnings Per Share:
Basic	$1.42	$1.54	$1.60
Diluted	1.42	1.54	1.60

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$20,540	$22,197	$23,074
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	4,149	2,560	3,840
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	4,484	4,039	4,127
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,328)	993	(115)
Deferred taxes	1,023	376	733
Net realized gains on sales of available-for-sale securities	(1,005)	(666)	(429)
Net realized and unrealized losses (gains) on trading securities	(503)	213	(121)
Proceeds from sale of trading securities	540	2,129	248
Purchase of trading securities	(319)	(2,413)	(1,117)
Gain on sale of loans	(818)	(630)	(596)
Net losses on dispositions of premises and equipment and foreclosed assets	134	7	32
Proceeds from sale of loans	33,045	14,927	10,227
Origination of loans held for sale	(31,255)	(15,171)	(10,271)
Income on bank owned life insurance	(1,082)	(1,194)	(1,041)
Stock-based compensation expense	820	621	548
Contribution of treasury stock	150	120	120
Changes in:
Accrued interest receivable and other assets	(3,906)	93	6,266
Accrued interest payable and other liabilities	2,095	5,435	(6,605)

Net Cash Provided By Operating Activities	26,764	33,636	28,920

Cash Flows from Investing Activities:
Net decrease in interest bearing time deposits with other banks	0	225	50
Proceeds from maturities, prepayments and calls of available-for-sale securities	63,837	78,707	81,395
Proceeds from sales of available-for-sale securities	4,420	105,066	61,236
Purchase of available-for-sale securities	(21,513)	(45,120)	(128,591)
Loan origination and payments, net	(182,566)	(224,470)	(59,961)
Purchase of bank owned life insurance	0	0	(5,000)
Net cash paid for Lake National Bank acquisition	(2,866)	0	0
(Purchase) redemption of FHLB and other equity interests	(2,628)	(9,226)	838
Purchase of premises and equipment	(10,125)	(6,751)	(6,426)
Proceeds from the sale of premises and equipment and foreclosed assets	558	855	933

Net Cash Used In Investing Activities	(150,883)	(100,714)	(55,526)

Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	79,745	(39,285)	100,620
Certificates of deposit	(10,603)	7,259	(88,855)
Purchase of treasury stock	(44)	(868)	(1,675)
Proceeds from sale of treasury stock	0	0	38
Proceeds from exercise of stock options	0	0	549
Cash dividends paid	(9,546)	(9,515)	(9,521)
Proceeds from long-term borrowings	80,000	50,000	950
Repayments on long-term borrowings	(81,317)	(21,472)	(235)
Net change in short-term borrowings	17,806	80,292	23,030
Proceeds from subordinated debentures	50,000	0	0

Net Cash Provided By Financing Activities	126,041	66,411	24,901

Net Decrease in Cash and Cash Equivalents	1,922	(667)	(1,705)
Cash and Cash Equivalents, Beginning	27,261	27,928	29,633

Cash and Cash Equivalents, Ending	$29,183	$27,261	$27,928

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,284	$12,502	$12,343
Income taxes	3,966	5,431	6,411
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$120	$806	$678
Grant of restricted stock awards from treasury stock	896	803	609
Net liabilities assumed from Lake National Bank, excluding cash and cash equivalents	8,670	0	0
Net loans transferred to held for sale	7,319	0	0
Net deposits transferred to held for sale	6,456	0	0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2014	$77,923	$97,066	$(633)	$(9,445)	$164,911
Net income		23,074			23,074
Other comprehensive income				10,504	10,504
Restricted stock award grants (35,400 shares)	(497)		497
Exercise of stock options (34,250 shares), including tax benefit	7		566		573
Stock based compensation expense	548				548
Purchase of treasury stock (100,000 shares)			(1,675)		(1,675)
Reissue of treasury stock (6,986 shares)	41		93		134
Cash dividends declared ($0.66 per share)		(9,521)			(9,521)

Balance, December 31, 2014	78,022	110,619	(1,152)	1,059	188,548
Net income		22,197			22,197
Other comprehensive income				840	840
Restricted stock award grants (48,300 shares)	(803)		803
Stock based compensation expense	621				621
Purchase of treasury stock (51,052 shares)			(868)		(868)
Reissue of treasury stock (6,766 shares)	(13)		103		90
Cash dividends declared ($0.66 per share)		(9,515)			(9,515)

Balance, December 31, 2015	77,827	123,301	(1,114)	1,899	201,913
Net income		20,540			20,540
Other comprehensive loss				(2,020)	(2,020)
Restricted stock award grants (52,750 shares)	(896)		896
Stock based compensation expense	820				820
Purchase of treasury stock (1,298 shares)			(44)		(44)
Reissue of treasury stock (7,933 shares)	(14)		135		121
Cash dividends declared ($0.66 per share)		(9,546)			(9,546)

Balance, December 31, 2016	$77,737	$134,295	$(127)	$(121)	$211,784

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the “Corporation”) is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the “Bank”). In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation (“Holiday”). The Corporation and these and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania, the central and northeastern regions of the state of Ohio and western New York.

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

Interest Bearing Time Deposits with Other Banks

Interest bearing time deposits in other financial institutions mature within one year and are carried at cost.

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

All interest accrued but not received on loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. For all portfolio segments, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the state of Ohio. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania and Ohio.

Purchased Loans

The Corporation purchased loans in connection with its acquisition of FC Banc Corp. in 2013 and Lake National Bank in 2016, some of which had, at the acquisition date, shown evidence of credit deterioration since origination. These purchased credit impaired loans were recorded at the amount paid, such that there was no carryover of the seller’s allowance for loan losses.

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

The general component of the allowance for loan losses covers non-impaired loans and loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent 2 years. This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment. These historical loss factors include consideration of the following: levels of and trends in delinquencies, nonaccrual loans, and classified loans; trends in volume and terms of loans; effects of any changes in lending policies and procedures; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit.

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

The Corporation has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet. Other intangible assets consist of core deposit intangible assets arising from the acquisition of FC Banc Corp. in 2013 and Lake National Bank in 2016. The core deposit intangible assets from these acquisitions are amortized using an accelerated method over their estimated useful lives of 7 years and 4 years, respectively.

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

At the inception of a derivative contract, the Corporation designates the derivative as one of three types based on the purpose of the contract and belief as to its effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $1,799, $1,580, and $1,455, for 2016, 2015 and 2014, respectively.

Mortgage Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

At December 31, 2016 and 2015, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years ended December 31, 2016, 2015 and 2014.

During 2016, 2015 and 2014, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 52,750, 48,300 and 35,400 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Compensation expense resulting from these restricted stock awards was $820, $621 and $548 for the years ended December 31, 2016, 2015 and 2014, respectively.

Comprehensive Income

The Corporation presents comprehensive income as part of the Consolidated Statement of Income and Comprehensive Income. Other comprehensive income (loss) consists of unrealized holding gains (losses) on the available for sale securities portfolio, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plans, and changes in the fair value of the Corporation’s interest rate swaps, net of tax.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2016 and 2015 was $50, which was maintained in vault cash. Note 12 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

Adoption of New Accounting Standards

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation – Stock Compensation (Topic 718)”. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The guidance was effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 did not have a material effect on the Corporation’s financial statements.

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

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current U.S. Generally Accepted Accounting Principles. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently in the developmental stages of evaluating the impact of the adoption of ASU 2016-13 on the Corporation’s financial statements and is collecting available historical information in order to assess the expected credit losses. However, the impact to the financial statements is yet to be determined.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Corporation’s financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The update will be effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on the Corporation’s financial statements and anticipates an increase in the Corporation’s Assets and Liabilities. However, the amounts that will be adjusted are still to be determined.

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

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2014-09 is not expected to have a material effect on the Corporation’s financial statements.

2.  Business Combination

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement to acquire Lake National Bank (LNB) of Mentor, Ohio for $22.50 per share in cash, or approximately $24.75 million in the aggregate. LNB served the northeastern Ohio market with two branches located in Mentor, Ohio. On July 15, 2016, the transaction closed and the Corporation began including LNB’s results of operations in its consolidated results. The two LNB offices now operate as part of the ERIEBANK division of CNB Bank.

As disclosed in the accompanying consolidated statements of income, the Corporation incurred merger costs of $486 thousand and $308 thousand for the twelve months ended December 31, 2016 and 2015, respectively. All merger costs have been expensed as incurred.

The following table summarizes the consideration paid for LNB and the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date:

Consideration paid:
Cash	$24,750

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	21,884
Securities available for sale	450
Loans	122,206
FHLB and other equity interests	637
Premises and equipment	3,242
Bank owned life insurance	2,152
Mortgage servicing rights	367
Core deposit intangible	1,583
Accrued interest receivable and other assets	3,110

Total assets acquired	155,631

Demand deposits	81,472
Time deposits	58,311
Accrued interest payable and other liabilities	2,634

Total liabilities assumed	142,417

Total identifiable net assets	13,214

Goodwill	$11,536

Valuation of some assets acquired or created including, but not limited to, goodwill are preliminary and could be subject to change.

Included in accrued interest receivable and other assets is a deferred tax asset of $58 which represents the tax effect of temporary differences between the tax basis and fair values assigned to the assets and liabilities.

Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The Corporation acquired $126,134 of gross loans and recognized a net combined yield and credit mark of $3,928.

Goodwill of $11,536 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the Corporation and Lake National Bank. None of the goodwill is expected to be deductible for income tax purposes.

3.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). There were no anti-dilutive stock options for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31
	2016	2015	2014

Basic earnings per common share computation
Net income per consolidated statements of income	$20,540	$22,197	$23,074
Net earnings allocated to participating securities	(129)	(117)	(95)

Net earnings allocated to common stock	$20,411	$22,080	$22,979

Distributed earnings allocated to common stock	$9,480	$9,460	$9,476
Undistributed earnings allocated to common stock	10,931	12,620	13,503

Net earnings allocated to common stock	$20,411	$22,080	$22,979

Weighted average common shares outstanding, including shares considered participating securities	14,457	14,408	14,412
Less: Average participating securities	(82)	(70)	(53)

Weighted average shares	14,375	14,338	14,359

Basic earnings per common share	$1.42	$1.54	$1.60

Diluted earnings per common share computation
Net earnings allocated to common stock	$20,411	$22,080	$22,979

Weighted average common shares outstanding for basic earnings per common share	14,375	14,338	14,359
Add: Dilutive effects of assumed exercises of stock options	0	0	1

Weighted average shares and dilutive potential common shares	14,375	14,338	14,360

Diluted earnings per common share	$1.42	$1.54	$1.60

4.  Securities

Securities available-for-sale at December 31, 2016 and 2015 are as follows:

	December 31, 2016				December 31, 2015
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Gov’t sponsored entities	$139,823	$1,107	$(579)	$140,351	$141,300	$1,579	$(1,128)	$141,751
State & political subdivisions	153,492	4,194	(649)	157,037	165,828	6,234	(243)	171,819
Residential & multi-family mortgage	136,807	551	(2,382)	134,976	160,316	1,060	(3,394)	157,982
Corporate notes & bonds	18,299	77	(962)	17,414	19,794	165	(1,271)	18,688
Pooled trust preferred	800	1,249	0	2,049	800	2,613	0	3,413
Pooled SBA	43,450	505	(918)	43,037	51,556	760	(907)	51,409
Other equity securities	1,020	0	(49)	971	1,020	0	(39)	981

Total	$493,691	$7,683	$(5,539)	$495,835	$540,614	$12,411	$(6,982)	$546,043

At December 31, 2016 and 2015, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2016 and 2015 are as follows:

	2016	2015

Corporate equity securities	$3,312	$3,389
Mutual Funds	1,037	750
Cerfiticates of deposit	202	253
Corporate notes and bonds	254	130
U.S. Government sponsored entities	53	54

Total	$4,858	$4,576

Securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2016	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$90,380	$(579)	$0	$(0)	$90,380	$(579)
State & political subdivisions	32,353	(448)	264	(201)	32,617	(649)
Residential & multi-family mortgage	65,598	(1,255)	34,611	(1,127)	100,209	(2,382)
Corporate notes & bonds	2,089	(11)	8,476	(951)	10,565	(962)
Pooled SBA	6,481	(126)	20,560	(792)	27,041	(918)
Other equity securities	0	(0)	971	(49)	971	(49)

	$196,901	$(2,419)	$64,882	$(3,120)	$261,783	$(5,539)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2015
U.S. Gov’t sponsored entities	$65,675	$(640)	$31,923	$(488)	$97,598	$(1,128)
State & political subdivisions	9,103	(234)	2,478	(9)	11,581	(243)
Residential and multi-family mortgage	69,631	(1,562)	50,351	(1,832)	119,982	(3,394)
Corporate notes & bonds	5,027	(2)	8,144	(1,269)	13,171	(1,271)
Pooled SBA	2,908	(28)	27,127	(879)	30,035	(907)
Other equity securities	0	(0)	981	(39)	981	(39)

	$152,344	$(2,466)	$121,004	$(4,516)	$273,348	$(6,982)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

The following table provides detailed information related to the Corporation’s structured pooled trust preferred securities as of December 31, 2016 and for the years ended December 31, 2016, 2015, and 2014:

	As of December 31, 2016			Credit Losses Realized in Earnings
	Adjusted Amortized	Unrealized	Fair	Year Ended December 31,
	Cost	Gain (Loss)	Value	2016	2015	2014
ALESCO Preferred Funding V, Ltd.	$800	$330	$1,130	$0	$0	$0
ALESCO Preferred Funding XII, Ltd.	0	919	919	0	0	0
US Capital Funding VI, Ltd.	0	0	0	0	0	0

Total	$800	$1,249	$2,049	$0	$0	$0

At December 31, 2016, the Corporation evaluated the pooled trust preferred securities for other than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers and discounting those cash flows at the appropriate accounting yield.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$4,054	$4,054	$4,054
Credit losses previously recognized on securities sold during the period	(1,983)	0	0
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$2,071	$4,054	$4,054

The adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2016 and 2015, is insignificant.

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

As of December 31, 2016 and 2015, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2016 and 2015, securities carried at $329,379 and $312,669, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2016:

	December 31, 2016
	Amortized Cost	Fair Value
1 year or less	$59,801	$59,592
1 year – 5 years	169,546	172,767
5 years – 10 years	67,851	68,257
After 10 years	15,216	16,235

	312,414	316,851
Residential and multi-family mortgage	136,807	134,976
Pooled SBA	43,450	43,037

Total debt securities	$492,671	494,864

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2016	$4,420	$1,005	$0
2015	105,066	1,032	366
2014	61,236	606	177

The tax provision related to these net realized gains was $352, $233, and $150, respectively.

During 2016, 2015 and 2014, the Corporation sold trading securities. Proceeds were $540 in 2016, $2,129 in 2015, and $248 in 2014, resulting in net gains (losses) of $70 in 2016, ($211) in 2015, and $10 in 2014.

5.  Loans

Total net loans at December 31, 2016 and 2015 are summarized as follows:

	2016	2015

Commercial, industrial, and agricultural	$567,800	$475,364
Commercial mortgages	574,826	448,179
Residential real estate	652,883	574,225
Consumer	74,816	78,345
Credit cards	6,046	5,201
Overdrafts	595	1,040
Less: unearned discount	(3,430)	(4,556)
allowance for loan losses	(16,330)	(16,737)

Loans, net	$1,857,206	$1,561,061

At December 31, 2016 and 2015 net unamortized loan (fees) costs of ($1,507) and ($636), respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 30% and 30% of the Corporation’s total loan portfolio at December 31, 2016 and 2015, respectively. Commercial mortgage loans comprised 31% and 28% of the Corporation’s total loan portfolio at December 31, 2016 and 2015, respectively.

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

Residential real estate loans comprised 35% and 36% of the Corporation’s total loan portfolio at December 31, 2016 and 2015, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both December 31, 2016 and 2015. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the year ended December 31, 2016 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(601)	(201)	(499)	(3,324)	(96)	(240)	(4,961)
Recoveries	89	8	93	122	22	71	405
Provision for loan losses	(95)	1,341	(416)	3,046	77	196	4,149

Allowance for loan losses, December 31, 2016	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Transactions in the allowance for loan losses for the year ended December 31, 2015 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(307)	(486)	(632)	(1,956)	(116)	(221)	(3,718)
Recoveries	267	52	8	96	14	85	522
Provision for loan losses	(1,039)	729	620	2,026	121	103	2,560

Allowance for loan losses, December 31, 2015	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Transactions in the allowance for loan losses for the year ended December 31, 2014 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2014	$8,212	$3,536	$2,450	$1,763	$66	$207	$16,234
Charge-offs	(618)	(50)	(436)	(1,744)	(78)	(256)	(3,182)
Recoveries	1	210	41	93	25	111	481
Provision for loan losses	(481)	1,614	424	2,093	58	132	3,840

Allowance for loan losses, December 31, 2014	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2016 and 2015. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2016	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$188	$996	$0	$0	$0	$0	$1,184
Collectively evaluated for impairment	5,115	3,543	1,653	2,215	93	188	12,807
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	125	2,214	0	0	0	0	2,339

Total ending allowance balance	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Loans:
Individually evaluated for impairment	$775	$6,176	$0	$0	$0	$0	$6,951
Collectively evaluated for impairment	564,180	557,932	652,883	74,816	6,046	595	1,856,452
Acquired with deteriorated credit quality	205	1,527	0	0	0	0	1,732
Modified in a troubled debt restructuring	2,640	9,191	0	0	0	0	11,831

Total ending loans balance	$567,800	$574,826	$652,883	$74,816	$6,046	$595	$1,876,966

December 31, 2015	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$239	$0	$39	$0	$0	$0	$278
Collectively evaluated for impairment	4,909	3,580	2,436	2,371	90	161	13,547
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	887	2,025	0	0	0	0	2,912

Total ending allowance balance	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

Loans:
Individually evaluated for impairment	$1,196	$393	$248	$0	$0	$0	$1,837
Collectively evaluated for impairment	469,128	437,200	573,977	78,345	5,201	1,040	1,564,891
Acquired with deteriorated credit quality	0	685	0	0	0	0	685
Modified in a troubled debt restructuring	5,040	9,901	0	0	0	0	14,941

Total ending loans balance	$475,364	$448,179	$574,225	$78,345	$5,201	$1,040	$1,582,354

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014:

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$1,644	$1,644	$313
Commercial mortgage	16,200	15,367	3,210
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,669	1,771	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$20,513	$18,782	$3,523

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$3,448	$3,448	$1,126
Commercial mortgage	5,985	5,343	2,025
Residential real estate	351	248	39
With no related allowance recorded:
Commercial, industrial, and agricultural	3,716	2,788	0
Commercial mortgage	5,001	4,951	0
Residential real estate	0	0	0

Total	$18,501	$16,778	$3,190

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,616	$2	$2
Commercial mortgage	8,138	0	0
Residential real estate	50	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	2,290	0	0
Commercial mortgage	2,773	0	0
Residential real estate	0	0	0

Total	$15,867	$8	$8

	Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$5,667	$44	$44
Commercial mortgage	8,154	0	0
Residential real estate	370	21	21
With no related allowance recorded:
Commercial, industrial, and agricultural	1,831	14	14
Commercial mortgage	4,806	0	0
Residential real estate	103	6	6

Total	$20,931	$85	$85

	Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$4,621	$73	$73
Commercial mortgage	6,374	85	85
Residential real estate	240	46	46
With no related allowance recorded:
Commercial, industrial, and agricultural	1,972	31	31
Commercial mortgage	5,868	78	78
Residential real estate	82	16	16

Total	$19,157	$329	$329

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,734	$0	$3,560	$3
Commercial mortgages	5,996	0	3,651	0
Residential real estate	5,600	0	3,671	87
Consumer	999	0	1,277	15
Credit cards	0	10	0	0

Total	$15,329	$10	$12,159	$105

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans.

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,558	$299	$1,294	$3,151	$564,649	$567,800
Commercial mortgages	559	0	1,516	2,075	572,751	574,826
Residential real estate	2,155	737	3,710	6,602	646,281	652,883
Consumer	648	890	974	2,512	72,304	74,816
Credit cards	105	0	10	115	5,931	6,046
Overdrafts	0	0	0	0	595	595

Total	$5,025	$1,926	$7,504	$14,455	$1,862,511	$1,876,966

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$131	$622	$698	$1,451	$473,913	$475,364
Commercial mortgages	7	343	3,651	4,001	444,178	448,179
Residential real estate	2,834	378	3,001	6,213	568,012	574,225
Consumer	216	179	1,292	1,687	76,658	78,345
Credit cards	0	0	0	0	5,201	5,201
Overdrafts	0	0	0	0	1,040	1,040

Total	$3,188	$1,522	$8,642	$13,352	$1,569,002	$1,582,354

Troubled Debt Restructurings

During the years ended December 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2016 and December 31, 2015.

	December 31, 2016			December 31, 2015
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	7	$2,640	$125	8	$5,040	$887
Commercial mortgages	8	9,191	2,214	8	9,901	2,025
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$11,831	$2,339	16	$14,941	$2,912

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
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

The troubled debt restructurings described above increased the allowance for loan losses by $0, $0 and $319 during the years ended December 31, 2016, 2015 and 2014, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-15 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2016 and 2015 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2016 one impaired commercial industrial loan having a balance of $109 was modified in troubled debt restructurings. The Corporation did not record any additional provision for loan losses and there were no chargeoffs for this loan during the year ended December 31, 2016.

During the year ended December 31, 2015 one impaired commercial industrial loan having a balance of $1,327 was modified in troubled debt restructurings. The Corporation did not record any additional provision for loan losses and there were no chargeoffs for this loan during the year ended December 31, 2015.

During the year ended December 31, 2014, three impaired commercial mortgage loans having combined balances of $4,879 were modified in troubled debt restructurings. The Corporation recorded additional provision for loan losses of $271 for these loans during the year ended December 31, 2014. In addition, an impaired commercial industrial loan having a balance of $2,315 was modified in a troubled debt restructuring. The Corporation recorded an additional provision for loan losses of $48 and chargeoffs of $0 for this loan during the year ended December 31, 2014.

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

Generally, nonperforming troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$531,320	$14,638	$21,831	$11	$567,800
Commercial mortgages	551,474	1,809	21,543	0	574,826

Total	$1,082,794	$16,447	$43,374	$11	$1,142,626

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$447,449	$4,749	$22,943	$223	$475,364
Commercial mortgages	426,870	1,735	19,148	426	448,179

Total	$874,319	$6,484	$42,091	$649	$923,543

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the performance status of the loan, which was previously presented, and by payment activity. Nonperforming loans include loans on nonaccrual status and loans past due over 90 days and still accruing interest. The following table presents the recorded investment in residential, consumer, and credit card loans based on performance status as of December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$647,283	$73,817	$6,036	$570,467	$77,053	$5,201
Nonperforming	5,600	999	10	3,758	1,292	0

Total	$652,883	$74,816	$6,046	$574,225	$78,345	$5,201

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2016 and 2015:

	2016	2015
Consumer	$24,026	$30,001
Residential real estate	1,209	1,263
Less: unearned discount	(3,430)	(4,556)

Total	$21,805	$26,708

6.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Loans originated for resale, net of principal pay downs	$31,255	$15,171	$10,271
Proceeds from sales of loans held for sale	33,045	14,927	10,227
Net gains on sales of loans held for sale	818	630	596
Loan servicing fees	421	390	473

Total loans serviced for others were $121,938, $107,165, and $112,002 at December 31, 2016, 2015, and 2014, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Balance, beginning of year	$962	$856	$904
Additions	200	380	240
Servicing rights acquired	367	0	0
Amortization	(138)	(274)	(288)

Balance, end of year	$1,391	$962	$856

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was $1,391, $964, and $896 at December 31, 2016, 2015, and 2014, respectively. No valuation allowance is deemed necessary at December 31, 2016, 2015, or 2014. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2016 or 2015.

7.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2016 and 2015:

	2016	2015
Land	$7,324	$4,726
Premises and leasehold improvements	48,563	37,673
Furniture and equipment	30,125	25,517
Construction in process	4,014	7,017

	90,026	74,933
Less: accumulated depreciation	40,504	35,563

Premises and equipment, net	$49,522	$39,370

Depreciation on premises and equipment amounted to $3,215 in 2016, $2,759 in 2015, and $2,659 in 2014.

In 2016, the Corporation entered into a contractual commitment to construct a branch facility in Altoona, Pennsylvania at a cost of $2,279. Construction has commenced with $2,229 of construction in process as of December 31, 2016. The project is expected to be completed by the end of the first quarter of 2017.

In 2016, the Corporation entered into a contractual commitment to construct a branch facility in Ashtabula, Ohio at a cost of $1,706. Construction has commenced with $1,557 of construction in process as of December 31, 2016. The project is expected to be completed by the end of the first quarter of 2017.

The Corporation is committed under nineteen noncancelable operating leases for facilities and ten noncancelable operating leases for vehicles with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2016 are as follows:

2017	$1,073
2018	804
2019	709
2020	549
2021	487
Thereafter	3,980

$7,602

Rental expense, net of rental income, charged to occupancy expense for 2016, 2015, and 2014 was $773, $699, and $736, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $25, $22, and $19 in 2016, 2015, and 2014, respectively.

The minimum annual rental commitments under this sale-leaseback transaction at December 31, 2016 are as follows:

2017	$105
2018	105
2019	105
2020	105
2021	105
Thereafter	525

$1,050

8.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Balance, beginning of year	$654	$806	$986
Acquired from Lake National Bank	665	0	0
Additions	120	806	678
Sales (at carrying value)	(424)	(958)	(858)

Balance, end of year	$1,015	$654	$806

Expenses related to foreclosed real estate include:

	2016	2015	2014

Net loss (gain) on sale	$(134)	$3	$(71)
Operating expenses, net of rental income	223	169	254

	$89	$172	$183

9.  Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Balance, beginning of year	$27,194	$27,194
Acquired during the year	11,536	0

Balance, end of year	$38,730	$27,194

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2016 and 2015 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2016, 2015 and 2014, the Corporation recorded amortization expense of $835, $1,008 and $1,180, respectively. The net carrying values at December 31, 2016 and December 31, 2015 were $1,561 and $ 2,396, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1,583. During the year ended December 31, 2016, the Corporation recorded amortization expense of $290, resulting in a net carrying value at December 31, 2016 of $1,293. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2017	$1,229
2018	898
2019	567
2020	160
2021	0

10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2016:

Time deposits maturing:
2017	$147,873
2018	36,027
2019	17,348
2020	10,622
2021	10,366
Thereafter	8,538

$230,774

Certificates of deposit of $250 thousand or more totaled $25,650 and $20,180 at December 31, 2016 and 2015, respectively.

11.  Borrowings

At December 31, 2016 and 2015, the Corporation had available one $10 million line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2016 and 2015.

FHLB Borrowings

At December 31, 2016, the Bank had remaining borrowing capacity with the FHLB of $395,858. At December 31, 2016, borrowings with the FHLB are secured by a pledge of selected securities in the amount of $15,586 and certain loans with a balance of $963,626 at December 31, 2016. Borrowings from the FHLB at December 31, 2016 and 2015 are as follows:

Interest Rate	Maturity	2016	2015
(a)	05/01/17	$103,969	$116,272
(b)	06/01/17	0	10,000
(c)	08/07/17	0	5,000
(d)	08/07/17	0	5,000
(e)	08/07/17	0	10,000
(f)	09/06/17	15,016	0
(g)	10/10/17	0	10,000
(h)	12/15/17	15,093	30,000
(i)	09/06/18	17,523	0
(j)	09/06/19	18,360	0
(k)	09/16/19	13,865	18,781
(l)	09/08/20	18,780	0
(m)	09/06/22	19,201	0
(n)	07/03/23	700	700
(o)	09/05/23	1,925	2,049
(p)	03/11/24	852	888
(q)	06/11/24	462	488
(r)	05/04/26	240	261
(s)	10/14/26	252	273
(t)	02/11/33	766	803

		$227,004	$210,515

(a) – Open Repo borrowing at an interest rate of 0.74% at December 31, 2016 and 0.43% at December 31, 2015. The maximum amount of the Open Repo borrowing available is $150,000.

(b) – Early repayment made on 6/21/16. Interest rate was fixed at 4.60% until June 2009, since which time FHLB has had the option to convert to floating interest rate based on the 3 month LIBOR + 0.16%. The interest rate was 4.60% at June 21, 2016 and December 31, 2015.

(c) – Early repayment made on 6/21/16. Interest rate was fixed at 4.02% until February 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.02% at June 21, 2016 and December 31, 2015.

(d) – Early repayment made on 6/21/16. Interest rate was fixed at 4.10% until August 2008, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.10% at June 21, 2016 and December 31, 2015.

(e) – Early repayment made on 6/21/16. Interest rate was fixed at 4.47% until August 2010, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.11%. The interest rate was 4.47% at June 21, 2016 and December 31, 2015.

(f) – Fixed rate borrowing at an interest rate of 0.83%, with monthly principal and interest payments.

(g) – Early repayment made on 6/21/16. Interest rate was fixed at 3.97% until October 2009, since which time FHLB has had the option to convert to a floating interest rate based on the 3 month LIBOR + 0.10%. The interest rate was 3.97% at June 21, 2016 and December 31, 2015.

(h) – Fixed rate borrowing at an interest rate of 1.25%, with monthly principal and interest payments.

(i) – Fixed rate borrowing at an interest rate of 1.05%, with monthly principal and interest payments.

(j) – Fixed rate borrowing at an interest rate of 1.17%, with monthly principal and interest payments.

(k) – Fixed rate borrowing at an interest rate of 1.35%, with monthly principal and interest payments.

(l) – Fixed rate borrowing at an interest rate of 1.27%, with monthly principal and interest payments.

(m) – Fixed rate borrowing at an interest rate of 1.47%, with monthly principal and interest payments.

(n) – Fixed rate borrowing at interest rate of 4.72%. Interest only payments with principal due at maturity.

(o) – Fixed rate borrowing at an interest rate of 4.31%, with monthly principal and interest payments and a balloon payment due at maturity.

(p) – Fixed rate borrowing at an interest rate of 3.05%, with monthly principal and interest payments and a balloon payment due at maturity.

(q) – Fixed rate borrowing at an interest rate of 5.24%, with monthly principal and interest payments and a balloon payment due at maturity.

(r) – Fixed rate borrowing at an interest rate of 3.35%, with monthly principal and interest payments.

(s) – Fixed rate borrowing at an interest rate of 4.00%, with monthly principal and interest payments.

(t) – Fixed rate borrowing at an interest rate of 2.96%, with monthly principal and interest payments.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2016 and 2015, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $11,416 at December 31, 2016. The borrowing has a maturity date of March 20, 2017. The borrowing is callable by the issuer at the end of each quarter until maturity. The interest rate is fixed and was 5.25% at December 31, 2016 and 2015.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 2.51% at December 31, 2016 and 2.06% at December 31, 2015. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years.

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

In September 2016, the Corporation completed a private placement of $50,000 in aggregate principal amount of fixed-to-floating rate subordinated notes. The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 4.55%. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency.

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2016:

2017	$174,064
2018	27,826
2019	17,562
2020	7,505
2021	53,740
Thereafter	26,927

Total borrowed funds	$307,624

12.  Interest Rate Swaps

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At December 31, 2016, the variable rate on the subordinated debt was 2.51% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of December 31, 2016 and 2015, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2016	2015
Interest rate contract	Accrued interest payable and other liabilities	($459)	($736)
For the Year Ended December 31, 2016	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$180	Interest expense – subordinated debentures		($340)	Other income	$0
For the Year Ended December 31, 2015
Interest rate contract	$137	Interest expense – subordinated debentures		($378)	Other income	$0
For the Year Ended December 31, 2014
Interest rate contract	$111	Interest expense – subordinated debentures		($384)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $306.

As of December 31, 2016 and 2015, a cash collateral balance of $1,400 was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

During 2016, the Corporation entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. Concurrently, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customers to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation’s results of operations.

The Corporation pledged cash collateral to another financial institution with a balance of $750 as of December 31, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2016 and 2015:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2016
3rd Party interest rate swaps	$14,814	9.7	4.43%	1 month LIBOR + 2.35%	$211 (a)
Customer interest rate swaps	(14,814)	9.7	4.43%	1 month LIBOR + 2.35%	(211) (b)
December 31, 2015
3rd Party interest rate swaps	$6,751	9.4	4.42%	1 month LIBOR + 2.25%	$131 (a)
Customer interest rate swaps	(6,751)	9.4	4.42%	1 month LIBOR + 2.25%	(131) (b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Current – federal	$6,181	$7,777	$8,471

Current – state	(33)	139	110

Deferred – federal	1,023	376	733

Income tax expense	$7,171	$8,292	$9,314

The components of the net deferred tax asset as of December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets:
Allowance for loan losses	$4,679	$4,799
Fair value adjustments – business combination	2,530	1,661
Deferred compensation	2,891	2,443
Impaired security valuation	261	497
Net operating loss carryover	627	1,137
Post-retirement benefits	1,688	1,562
Unrealized loss on interest rate swap	161	258
Nonaccrual loan interest	649	762
Accrued expenses	1,282	1,072
Deferred fees and costs	629	388
Other	465	442

	15,862	15,021

Deferred tax liabilities:
Unrealized gain on securities available for sale	750	1,900
Premises and equipment	2,258	1,737
Intangibles – section 197	4,735	4,558
Mortgage servicing rights	487	337
Other	23	19

	8,253	8,551

Net deferred tax asset	$7,609	$6,470

During 2014, the Corporation generated net capital losses of $36 which, if unable to be utilized, expire December 31, 2019. During 2015, the Corporation generated additional net capital losses of $222 which, if unable to be utilized, expire December 31, 2020. In 2016, the Corporation generated net capital gains of $70, resulting in cumulative net capital losses of $188 that expire December 31, 2020. The associated deferred tax assets of $66 and $90 as of December 31, 2016 and 2015, respectively, are included in other deferred tax assets. The Corporation determined that it was not required to establish a valuation allowance for deferred tax assets since management believes that the deferred tax assets are likely to be realized through a carry back to taxable income in prior years, future reversals of existing temporary differences, future net capital gains and future taxable income.

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2016	%	2015	%	2014	%
Tax at statutory rate	$9,699	35.0	$10,671	35.0	$11,336	35.0
Tax exempt income, net	(2,054)	(7.4)	(1,816)	(6.0)	(1,684)	(5.2)
Bank owned life insurance	(379)	(1.3)	(418)	(1.4)	(364)	(1.1)
Merger costs	170	0.6	30	0.1	0	0.0
Other	(265)	(1.0)	(175)	(0.5)	26	0.1

Income tax expense	$7,171	25.9	$8,292	27.2	$9,314	28.8

At December 31, 2016 and 2015, the Corporation has no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2016 and 2015, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2016, 2015 and 2014.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2013. Tax years 2013 through 2015 remain open to federal and state examination.

In connection with its acquisition of FC Banc Corp., the Corporation assumed a federal net operating loss carryforward of $6,367, which expires in 2033. Under Section 382 of the Internal Revenue Code, the utilization of the loss carryforward in future years is limited based on the consideration paid and other factors. The annual limitation on the utilization of this loss carry forward is $1,455. As of December 31, 2016, the balance of the net operating loss carryforward is $1,793. Management believes that the net operating loss carryforward will be used in full before its expiration.

14.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to three percent then 50% for every 1% contributed up to the next four percent in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $652, $508, and $620 in 2016, 2015, and 2014, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6 percent of total compensation plus 5.7 percent of the compensation in excess of $119. The Corporation recognized profit sharing expense of $1,276, $868, and $1,044 in 2016, 2015, and 2014 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2016 and 2015, obligations of $4,958 and $4,666, respectively, were included in other liabilities for this plan. Expenses related to this plan were $550 in 2016, $608 in 2015, and $454 in 2014.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2016 and 2015, obligations of $1,175 and $1,142, respectively, were included in other liabilities for this plan. Expenses related to this plan were $33 in 2016, $155 in 2015, and $55 in 2014.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Benefit obligation at beginning of year	$3,066	$2,744	$2,485
Interest cost	108	90	102
Service cost	103	96	84
Actual claims	(151)	(109)	(108)
Actuarial loss	283	245	181

Benefit obligation at end of year	$3,409	$3,066	$2,744

Amounts recognized in accumulated other comprehensive income at December 31, 2016 and 2015 consist of:

	2016	2015
Net actuarial loss	$(1,871)	$(1,773)
Tax effect	654	620

	$(1,217)	$(1,153)

The accumulated benefit obligation was $3,409 and $3,066 at December 31, 2016 and 2015, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2016	2015	2014
Service cost	$103	$96	$84
Interest cost	108	90	102
Net amortization of transition obligation and actuarial loss	184	173	149

Net periodic benefit cost	395	359	335

Net loss	282	311	117

Plan amendment	0	0	0
Amortization of loss	(184)	(173)	(149)
Amortization of transition obligation	0	0	0

Total recognized in other comprehensive income	98	138	(32)

Total recognized in net periodic benefit cost and other comprehensive income	$493	$497	$303

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $191.

The weighted average discount rate used to calculate net periodic benefit cost was 3.67% in 2016, 3.42% in 2015, and 4.31% in 2014. The weighted average rate used to calculate accrued benefit obligations was 3.49% in 2016, 3.67% in 2015, and 3.42% in 2014. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2017 and thereafter. A one percent increase in the health care trend rates would result in an increase of $309 in the benefit obligation as of December 31, 2016, and would increase the service and interest costs by $23 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $276 and $21 in the benefit obligation and services and interest costs, respectively, at December 31, 2016.

15.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2016	2015	2014
Balance, beginning of year	$1,226	$1,087	$1,100
Deferrals, dividends, and changes in fair value recorded as an expense	936	209	36
Deferred compensation payments	(82)	(70)	(49)

Balance, end of year	$2,080	$1,226	$1,087

16.  Stock-Based Compensation

Stock Options

As of December 31, 2016 and 2015, there were no outstanding stock options. There were also no unrecognized compensation costs related to nonvested stock options granted under the stock option plan.

Additional information related to the stock option plan follows:

	2016	2015	2014

Intrinsic value of options exercised	$0	$0	$67
Cash received from option exercises	0	0	549

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2016	84,600	$17.01
Granted	52,750	17.66
Vested	(36,624)	16.96

Nonvested at December 31, 2016	100,726	$17.36

As of December 31, 2016 and 2015, there was $1,190 and $958, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2016, 2015, and 2014 was $624, $530 and $518, respectively. Compensation expense for restricted stock awards was $820 in 2016, $621 in 2015, and $548 in 2014.

The number of authorized stock-based awards still available for grant as of December 31, 2016 was 256,991.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans, with its officers, directors, and their affiliated companies. The aggregate of such loans totaled $4,345 on December 31, 2016 compared to $6,444 on December 31, 2015. During 2016, $700 new loans were made and repayments totaled $2,799.

Deposits from principal officers, directors, and their affiliates were $14,434 and $34,294 at December 31, 2016 and 2015, respectively.

18.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Under the Basel III rules, the Corporation and bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is included in computing regulatory capital. Management believes as of December 31, 2016 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2016 and 2015:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to Risk Weighted Assets
Consolidated	$261,530	14.05%	$160,501	8.625%	N/A
Bank	$242,592	13.19%	$158,590	8.625%	$183,873	10.00%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$195,200	10.49%	$123,283	6.625%	N/A
Bank	$228,109	12.41%	$121,816	6.625%	$147,098	8.00%

Common equity Tier 1 to Risk Weighted Assets
Consolidated	$175,200	9.41%	$95,370	5.125%	N/A
Bank	$220,730	12.00%	$94,235	5.125%	$119,517	6.50%

Tier 1 (Core) Capital to Average Assets
Consolidated	$195,200	7.85%	$99,430	4.00%	N/A
Bank	$228,109	9.36%	$97,527	4.00%	$121,909	5.00%

December 31, 2015
Total Capital to Risk Weighted Assets
Consolidated	$212,711	13.18%	$129,135	8.00%	N/A
Bank	$193,301	12.07%	$128,132	8.00%	$160,166	10.00%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$195,974	12.14%	$96,851	6.00%	N/A
Bank	$178,353	11.14%	$96,099	6.00%	$128,132	8.00%

Common equity Tier 1 to Risk Weighted Assets
Consolidated	$175,974	10.90%	$72,638	4.50%	N/A
Bank	$170,974	10.67%	$72,074	4.50%	$104,108	6.50%

Tier 1 (Core) Capital to Average Assets
Consolidated	$195,974	8.73%	$89,782	4.00%	N/A
Bank	$178,353	8.06%	$88,464	4.00%	$110,581	5.00%

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

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2017, $25,073 of accumulated net earnings of the Bank included in consolidated stockholders’ equity, plus any 2017 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at December 31, 2016 and 2015:

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$57,283	$202,883	$42,803	$259,032
Unused lines of credit	0	105,779	0	87,493
Standby letters of credit	0	4,618	0	15,704

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 6 months to 50 years. The fixed rate loan commitments at December 31, 2015 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 50 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. Oxer is a Small Business Investment Company (SBIC) that is licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of December 31, 2016, the Bank has made $2,383 of capital contributions to Oxer.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$140,351	$0	$140,351	$0
States and political subdivisions	157,037	0	157,037	0
Residential and multi-family mortgage	134,976	0	134,976	0
Corporate notes and bonds	17,414	0	17,414	0
Pooled trust preferred	2,049	0	0	2,049
Pooled SBA	43,037	0	43,037	0
Other equity securities	971	971	0	0

Total Securities Available For Sale	$495,835	$971	$492,815	$2,049

Interest Rate swaps:	$211	$0	$211	$0

Trading Securities:
Corporate equity securities	$3,312	$3,312	$0	$0
Mutual funds	1,037	1,037	0	0
Certificates of deposit	202	202	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$4,858	$4,805	$53	$0

Liabilities,
Interest rate swaps	$(670)	$0	$(670)	$0

		Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$141,751	$0	$141,751	$0
States and political subdivisions	171,819	0	171,819	0
Residential and multi-family mortgage	157,982	0	157,982	0
Corporate notes and bonds	18,688	0	18,688	0
Pooled trust preferred	3,413	0	0	3,413
Pooled SBA	51,409	0	51,409	0
Other equity securities	981	981	0	0

Total Securities Available For Sale	$546,043	$981	$541,649	$3,413

Interest Rate swaps:	$131	$0	$131	$0

Trading Securities:
Corporate equity securities	$3,389	$3,389	$0	$0
Mutual funds	750	750	0	0
Certificates of deposit	253	253	0	0
Corporate notes and bonds	130	130	0	0
U.S. Government sponsored entities	54	0	54	0

Total Trading Securities	$4,576	$4,522	$54	$0

Liabilities,
Interest rate swaps	$(867)	$0	$(867)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Pooled trust preferred
Balance, January 1, 2016	$3,413
Total gains or (losses):
Included in other comprehensive income (loss)	(442)
Sale of available-for-sale securities	(922)

Balance, December 31, 2016	$2,049

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Pooled trust preferred
Balance, January 1, 2015	$905
Total gains or (losses):
Included in other comprehensive income (loss)	2,508
Included in realized gains on available-for-sale securities	0
Sale of available-for-sale securities	0

Balance, December 31, 2015	$3,413

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$2,049	Discounted cash flow	Collateral default rate Yield	0.5% in 2016 and thereafter 10%
			Prepayment speed	2.0% constant prepayment rate in 2016 and thereafter

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$3,413	Discounted cash flow	Collateral default rate Yield	1% in 2015; 0.5% in 2016 and thereafter 9%
			Prepayment speed	2.0% constant prepayment rate in 2015 and thereafter

At December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,067	0	0	$2,067

		Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,247	0	0	$2,247

Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $3,120, with a valuation allowance of $1,053 as of December 31, 2016, resulting in an additional provision for loan losses of ($189) for the year then ended. Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $3,489, with a valuation allowance of $1,242 as of December 31, 2015, resulting in an additional provision for loan losses of $414 for the year then ended.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,067	Sales comparison approach	Adjustment for differences between the comparable sales	14% – 98% (34%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,247	Sales comparison approach	Adjustment for differences between the comparable sales	25% –69% (36%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2016:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$29,183	$29,183	$0	$0	$29,183
Securities available for sale	495,835	971	492,815	2,049	495,835
Trading securities	4,858	4,805	53	0	4,858
Loans held for sale	7,528	0	7,553	0	7,553
Net loans	1,857,206	0	0	1,817,341	1,817,341
FHLB and other equity interests	19,186	n/a	n/a	n/a	n/a
Interest rate swaps	211	0	211	0	211
Accrued interest receivable	8,264	6	3,014	5,244	8,264

LIABILITIES
Deposits	$(2,017,522)	$(1,786,748)	$(219,765)	$0	(2,006,513)
FHLB and other borrowings	(237,004)	0	(226,769)	0	(226,769)
Subordinated debentures	(70,620)	0	(61,831)	0	(61,831)
Deposits held for sale	(6,456)	0	(6,417)	0	(6,417)
Interest rate swaps	(670)	0	(670)	0	(670)
Accrued interest payable	(510)	0	(510)	0	(510)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2015:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$27,261	$27,261	$0	$0	$27,261
Securities available for sale	546,043	981	541,649	3,413	546,043
Trading securities	4,576	4,522	54	0	4,576
Loans held for sale	1,381	0	1,438	0	1,438
Net loans	1,561,061	0	0	1,554,502	1,554,502
FHLB and other equity interests	15,921	n/a	n/a	n/a	n/a
Interest rate swaps	131	0	131	0	131
Accrued interest receivable	7,312	5	2,875	4,432	7,312

LIABILITIES
Deposits	$(1,815,053)	$(1,630,888)	$(183,028)	$0	(1,813,916)
FHLB and other borrowings	(220,515)	0	(218,808)	0	(218,808)
Subordinated debentures	(20,620)	0	(11,761)	0	(11,761)
Interest rate swaps	(867)	0	(867)	0	(867)
Accrued interest payable	(766)	(344)	(422)	0	(766)

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

21.  Parent Company Only Financial Information (Dollars in thousands)

CONDENSED BALANCE SHEETS	December 31,
	2016	2015

Assets
Cash	$1,436	$1,557
Trading securities	529	434
Investment in bank subsidiary	257,476	197,226
Investment in non-bank subsidiaries	23,324	24,345
Deferred tax asset	1,066	482
Other assets	2,666	2,106

Total assets	$286,497	$226,150

Liabilities
Borrowings from subsidiary	$1,400	$1,350
Subordinated debentures	70,620	20,620
Other liabilities	2,693	2,267

Total liabilities	74,713	24,237
Total shareholders’ equity	211,784	201,913

Total liabilities and shareholders’ equity	$286,497	$226,150

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2016	2015	2014
Dividends from:
Bank subsidiary	$8,700	$10,404	$10,675
Non-bank subsidiaries	1,200	323	0
Other	230	157	170

Total income	10,130	10,884	10,845

Expenses	(2,611)	(1,708)	(1,520)

Income before income taxes and equity in undistributed net income of subsidiaries:	7,519	9,176	9,325
Income tax benefit	813	547	473
Equity in undistributed net income of bank subsidiary	13,184	11,889	12,327
Equity in undistributed net income (loss) of non-bank subsidiaries	(976)	585	949

Net income	$20,540	$22,197	$23,074

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2016	2015	2014
Net income
Adjustments to reconcile net income to net cash provided by	$20,540	$22,197	$23,074
operating activities:
Equity in undistributed net income of bank subsidiary	(13,184)	(11,889)	(12,327)
Equity in undistributed net income (distributions in excess of net income) of non-bank subsidiaries	976	(585)	(949)
Net unrealized (gains) losses on trading securities	(58)	(11)	1
Decrease (increase) in other assets	(1,277)	9	(13)
Increase in other liabilities	1,645	663	601

Net cash provided by operating activities	8,642	10,384	10,387

Cash flows from investing activities
Investment in bank subsidiaries	(49,223)	0	0

Net cash used in investing activities	(49,223)	0	0

Cash flows from financing activities:
Dividends paid	(9,546)	(9,515)	(9,521)
Proceeds from issuance of long term debt	50,000	0	0
Purchase of treasury stock	(44)	(868)	(1,675)
Net proceeds from sale of treasury stock and option exercises	0	0	587
Net advance from subsidiary	50	0	0

Net cash used in financing activities	40,460	(10,383)	(10,609)

Net increase (decrease) in cash	(121)	1	(222)
Cash beginning of year	1,557	1,556	1,778

Cash end of year	$1,436	$1,557	$1,556

22.  Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Unrealized holding (losses) gains on available for sale securities	$(1,838)	$(623)	$16,141
Less reclassification adjustment for gains recognized in earnings	(83)	(666)	(429)

Net unrealized (losses) gains	(1,921)	(1,289)	15,712
Tax effect	672	452	(5,498)

Net-of-tax amount	(1,249)	(837)	10,214

Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(442)	2,508	244
Less reclassification adjustment for gains recognized in earnings	(922)	0	0

Net unrealized gains (losses)	(1,364)	2,508	244
Tax effect	477	(878)	(86)

Net-of-tax amount	(887)	1,630	158

Actuarial loss on postemployment health care plan	(282)	(311)	(117)
Net amortization of transition obligation and actuarial gain	184	173	149

Net unrealized loss on postemployment health care plan	(98)	(138)	32
Tax effect	34	48	(11)

Net-of-tax amount	(64)	(90)	21

Unrealized loss on interest rate swap	(63)	(168)	(213)
Less reclassification adjustment for losses recognized in earnings	340	378	384

Net unrealized gain	277	210	171
Tax effect	(97)	(73)	(60)

Net-of-tax amount	180	137	111

Other comprehensive income (loss)	$(2,020)	$840	$10,504

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2016, 2015, and 2014:

	Balance	Increase	Balance	Increase	Balance	Increase	Balance
	1/1/14	(Decrease)	12/31/14	(Decrease)	12/31/15	(Decrease)	12/31/16
Unrealized gains (losses) on securities available for sale	$(7,636)	$10,372	$2,736	$793	$3,529	$(2,136)	$1,393
Unrealized gain (loss) on postretirement benefits plan	(1,084)	21	(1,063)	(90)	(1,153)	(64)	(1,217)
Unrealized loss on interest rate swap	(725)	111	(614)	137	(477)	180	(297)

Total	$(9,445)	$10,504	$1,059	$840	$1,899	$(2,020)	$(121)

23.  Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Quarters Ended in 2016				Quarters Ended in 2015
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$22,066	$22,473	$24,958	$24,818	$21,641	$21,306	$22,237	$21,994
Net interest income	18,942	19,403	21,933	21,009	18,590	18,151	19,038	18,928
Provision for loan losses	1,196	220	622	2,111	943	486	463	668
Non-interest income	3,777	4,819	4,473	4,622	3,731	4,653	3,994	4,716
Non-interest expense	14,814	18,753	17,096	16,455	13,727	14,633	15,006	15,386
Net income	5,019	4,065	6,416	5,040	5,565	5,602	5,522	5,508
Net income per share, basic	0.35	0.28	0.44	0.35	0.39	0.39	0.38	0.38
Net income per share, diluted	0.35	0.28	0.44	0.35	0.39	0.39	0.38	0.38

24.  Subsequent Events

In the first quarter of 2017, the Corporation announced an agreement to sell its bank branch located in Mt. Hope, Ohio with approximately $6.5 million of deposits and $7.3 million of loans to First Federal Community Bank of Dover, Ohio for a deposit premium of 8.0%.

In the first quarter of 2017, the Corporation announced that it successfully completed an at-the-market common stock issuance. A total of 834,896 shares of the Corporation’s common stock were sold at a weighted average price of approximately $23.96, representing gross proceeds to the Corporation of approximately $20.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were approximately $19.3 million, which will be used for general corporate purposes, including loan growth, additional liquidity, and working capital.

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2016. We also have audited CNB Financial Corporation’s internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNB Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

As permitted, the Corporation excluded the operations of Lake National Bank acquired during 2016, which is described in Note 2 of the consolidated financial statements, from the scope of Management’s Report on Internal Control Over Financial Reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNB Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Cleveland, Ohio

March 10, 2017

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal

Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting excluded Lake National Bank, of which the Corporation had the right to control 100% of Lake National Bank shares during year-end 2016. This entity represented, in the aggregate, 6% and 4% of consolidated total assets and consolidated net interest income, respectively, of the Corporation as of and for the year ended December 31, 2016. This acquisition is more fully discussed in Note 2 to our consolidated financial statements for year-end 2016. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 10, 2017	Date: March 10, 2017

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for our 2017 annual meeting of stockholders (the “2017 proxy statement”), which we will file with the SEC on or before 120 days after our 2016 fiscal year-end, and which will appear in the 2017 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Corporate Governance—Meetings and Committees of the Board of Directors – Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on May 20, 2016, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

Exhibit No.	Description

10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as Exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*

10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 10, 2017	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2017.

/s/ Joseph B. Bower, Jr.	/s/ Peter F. Smith
JOSEPH B. BOWER, JR.	PETER F. SMITH, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ James B. Ryan
RICHARD L. GRESLICK, JR.	JAMES B. RYAN, Director
Secretary and Director

/s/ Brian W. Wingard	/s/ Nicholas N. Scott
BRIAN W. WINGARD	NICHOLAS N. SCOTT, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Falger	/s/ Richard B. Seager
WILLIAM F. FALGER, Director	RICHARD B. SEAGER, Director

/s/ Dennis L. Merrey	/s/ Francis X. Straub, III
DENNIS L. MERREY, Director	FRANCIS X. STRAUB, III, Director

/s/ Robert W. Montler	/s/ Peter C. Varischetti
ROBERT W. MONTLER, Director	PETER C. VARISCHETTI, Director

/s/ Joel E. Peterson
JOEL E. PETERSON, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Jeffrey S. Powell
JEFFREY S. POWELL, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and between the Corporation and FC Banc Corp., filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed as Appendix C to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on May 20, 2016, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*

10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

Exhibit No.	Description

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.