Form 10-Q
period 2017-03-31
CNB FINANCIAL CORP/PA
filed 2017-05-04
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock as of May 1, 2017

COMMON STOCK NO PAR VALUE PER SHARE: 15,297,210 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited) March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$26,639	$26,937
Interest bearing deposits with other banks	1,730	2,246

Total cash and cash equivalents	28,369	29,183

Securities available for sale	475,111	495,835
Trading securities	5,548	4,858
Loans held for sale	9,156	7,528
Loans	1,912,175	1,876,966
Less: unearned discount	(3,224)	(3,430)
Less: allowance for loan losses	(16,546)	(16,330)

Net loans	1,892,405	1,857,206
FHLB and other equity interests	20,185	19,186
Premises and equipment, net	50,433	49,522
Bank owned life insurance	44,625	44,273
Mortgage servicing rights	1,385	1,391
Goodwill	38,730	38,730
Core deposit intangible	2,523	2,854
Accrued interest receivable and other assets	23,837	23,255

Total Assets	$2,592,307	$2,573,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$291,579	$289,922
Interest bearing deposits	1,733,900	1,727,600

Total deposits	2,025,479	2,017,522

Short-term borrowings	143,614	134,078
FHLB and other long term borrowings	85,465	102,926
Subordinated debentures	70,620	70,620
Deposits held for sale	6,513	6,456
Accrued interest payable and other liabilities	26,398	30,435

Total liabilities	2,358,089	2,362,037

Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at March 31, 2017 and 14,473,482 shares at December 31, 2016	0	0
Additional paid in capital	96,283	77,737
Retained earnings	138,250	134,295
Treasury stock, at cost (11,153 shares at March 31, 2017 and 5,667 shares at December 31, 2016)	(287)	(127)
Accumulated other comprehensive loss	(28)	(121)

Total shareholders’ equity	234,218	211,784

Total Liabilities and Shareholders’ Equity	$2,592,307	$2,573,821

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended March 31,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans including fees	$21,970	$18,686
Securities:
Taxable	2,191	2,355
Tax-exempt	800	883
Dividends	143	142

Total interest and dividend income	25,104	22,066

INTEREST EXPENSE:
Deposits	2,121	2,016
Borrowed funds	809	914
Subordinated debentures (includes $76 and $89 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2017 and 2016, respectively)	972	194

Total interest expense	3,902	3,124

NET INTEREST INCOME	21,202	18,942
PROVISION FOR LOAN LOSSES	1,016	1,196

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,186	17,746

NON-INTEREST INCOME:
Service charges on deposit accounts	1,090	981
Other service charges and fees	529	560
Wealth and asset management fees	871	723
Net realized gains on available-for-sale securities (includes $1,383 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2017 and 2016, respectively)	1,383	0
Net realized and unrealized gains (losses) on trading securities	188	(34)
Mortgage banking	184	171
Bank owned life insurance	352	263
Card processing and interchange income	878	835
Other	298	278

Total non-interest income	5,773	3,777

NON-INTEREST EXPENSES:
Salaries and benefits	9,005	7,491
Net occupancy expense	2,540	1,839
Amortization of core deposit intangible	331	215
Data processing	961	1,185
State and local taxes	739	492
Legal, professional, and examination fees	549	374
Advertising	413	484
FDIC insurance premiums	204	322
Core processing conversion costs	0	67
Merger costs	0	42
Card processing and interchange expenses	422	634
Other	1,870	1,669

Total non-interest expenses	17,034	14,814

INCOME BEFORE INCOME TAXES	8,925	6,709
INCOME TAX EXPENSE (includes $457 and ($31) income tax expense from reclassification items in 2017 and 2016, respectively)	2,445	1,690

NET INCOME	$6,480	$5,019

EARNINGS PER SHARE:
Basic	$0.43	$0.35
Diluted	$0.43	$0.35

DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2017	2016
NET INCOME	$6,480	$5,019
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of ($3) and $45, respectively	6	(83)
Reclassification adjustment for losses recognized in earnings, net of tax of ($27) and ($31), respectively	49	58

	55	(25)

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of ($47) and $97, respectively	87	(181)
Reclassification adjustment for realized gains included in net income, net of tax of $484 and $0, respectively	(899)	0

	(812)	(181)

Unrealized gains on other securities available for sale:
Unrealized (losses) gains arising during the period, net of tax of ($456) and ($1,946), respectively	850	3,614

Other comprehensive income	93	3,408

COMPREHENSIVE INCOME	$6,573	$8,427

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,480	$5,019
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,016	1,196
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	1,333	1,001
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	53	(430)
Net realized gains on sales of available-for-sale securities	(1,383)	0
Net realized and unrealized (gains) losses on trading securities	(188)	34
Proceeds from sale of trading securities	402	0
Purchase of trading securities	(904)	(150)
Gain on sale of loans	(81)	(111)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(81)	9
Proceeds from sale of loans	3,197	3,782
Origination of loans held for sale	(4,376)	(2,864)
Income on bank owned life insurance	(352)	(263)
Stock-based compensation expense	515	240
Contribution of treasury stock	0	15
Changes in:
Accrued interest receivable and other assets	(1,434)	1,275
Accrued interest payable and other liabilities	(3,971)	(3,058)

NET CASH PROVIDED BY OPERATING ACTIVITIES	226	5,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	21,546	12,039
Proceeds from sales of available-for-sale securities	2,183	0
Purchase of available-for-sale securities	(2,268)	0
Loan origination and payments, net	(35,616)	(28,710)
Redemption (purchase) of FHLB and other equity interests	(999)	2,246
Purchase of premises and equipment	(1,877)	(1,424)
Proceeds from the sale of premises and equipment and foreclosed assets	236	85

NET CASH USED IN BY INVESTING ACTIVITIES	(16,795)	(15,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	24,999	69,719
Certificates of deposit	(17,042)	5,439
Deposits held for sale	57	0
Purchase of treasury stock	(1,103)	(23)
Cash dividends paid	(2,525)	(2,385)
Proceeds from stock offering, net of issuance costs	19,294	0
Repayment of long-term borrowings	(17,461)	(4,998)
Net change in short-term borrowings	9,536	(59,367)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,755	8,385

NET DECREASE IN CASH AND CASH EQUIVALENTS	(814)	(1,684)

CASH AND CASH EQUIVALENTS, Beginning	29,183	27,261

CASH AND CASH EQUIVALENTS, Ending	$28,369	$25,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,890	$3,070
Income taxes	0	$86

SUPPLEMENTAL NONCASH DISCLOSURES:
Grant of restricted stock awards from treasury stock	$943	$849
Transfer of loans to other real estate owned	$51	$0

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2017 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2016 (the “2016 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is one-fourth of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the fourth anniversary of the grant date. For independent directors, the vesting schedule is one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. At March 31, 2017, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three month periods ended March 31, 2017 and 2016.

On February 14, 2017, the Corporation’s Board of Directors granted performance-based restricted stock awards (“PBRSAs”) with a range of 5,306 to 7,959 shares to an employee. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $515 and $240 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $1,992 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2017 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	100,726	$17.36
Granted	38,123	25.92
Vested	(39,166)	17.27

Nonvested at end of period	99,683	$20.67

The fair value of shares vested was $917 and $542 during the three months ended March 31, 2017 and 2016, respectively.

3.	FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$133,213	$0	$133,213	$0
States and political subdivisions	154,164	0	154,164	0
Residential and multi-family mortgage	127,250	0	127,250	0
Corporate notes and bonds	17,829	0	17,829	0
Pooled trust preferred	0	0	0	0
Pooled SBA	41,688	0	41,688	0
Other equity securities	967	967	0	0

Total Securities Available For Sale	$475,111	$967	$474,144	$0

Interest Rate swaps	$142	$0	$142	$0

Trading Securities:
Corporate equity securities	$3,836	$3,836	$0	$0
Mutual funds	1,191	1,191	0	0
Certificates of deposit	212	212	0	0
Corporate notes and bonds	256	256	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$5,548	$5,495	$53	$0

Liabilities,
Interest rate swaps	$(516)	$0	$(516)	$0

		Fair Value Measurements at December 31, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$140,351	$0	$140,351	$0
States and political subdivisions	157,037	0	157,037	0
Residential and multi-family mortgage	134,976	0	134,976	0
Corporate notes and bonds	17,414	0	17,414	0
Pooled trust preferred	2,049	0	0	2,049
Pooled SBA	43,037	0	43,037	0
Other equity securities	971	971	0	0

Total Securities Available For Sale	$495,835	$971	$492,815	$2,049

Interest Rate swaps	$211	$0	$211	$0

Trading Securities:
Corporate equity securities	$3,312	$3,312	$0	$0
Mutual funds	1,037	1,037	0	0
Certificates of deposit	202	202	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$4,858	$4,805	$53	$0

Liabilities,
Interest rate swaps	$(670)	$0	$(670)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	2017	2016
Balance, January 1	$2,049	$3,413
Total gains or (losses):
Included in other comprehensive income (unrealized)	134	(304)
Sale of available-for-sale securities	(2,183)	0

Balance, March 31	$0	$3,109

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2016:

		Valuation	Unobservable	Input
	Fair value	Technique	Inputs	Utilized
Pooled trust preferred	$2,049	Discounted cash flow	Collateral default rate Yield (weighted average) Prepayment speed	0.5% in 2016 and thereafter 10% 2.0% constant prepayment rate in 2016 and thereafter

At December 31, 2016, the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities were collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017 Using
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

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $3,017 with a valuation allowance of $950 as of March 31, 2017, resulting in a negative provision for loan losses of ($103) for the corresponding three month period. Impaired loans had a recorded investment of $3,120 with a valuation allowance of $1,053 as of December 31, 2016. Impaired loans carried at fair value resulted in a negative provision for loan losses of ($82) for the three months ended March 31, 2016.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017:

		Valuation	Unobservable	Range
	Fair value	Technique	Inputs	(Weighted Average)
Impaired loans – commercial mortgages	$2,067	Sales comparison approach	Adjustment for differences between the comparable sales	11% - 98% (34%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

		Valuation	Unobservable	Range
	Fair value	Technique	Inputs	(Weighted Average)
Impaired loans – commercial mortgages	$2,067	Sales comparison approach	Adjustment for differences between the comparable sales	14% - 98% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2017:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$28,369	$28,369	$0	$0	$28,369
Securities available for sale	475,111	967	474,144	0	475,111
Trading securities	5,548	5,495	53	0	5,548
Loans held for sale	9,156	0	9,169	0	9,169
Net loans	1,892,405	0	0	1,851,784	1,851,784
FHLB and other equity interests	20,185	n/a	n/a	n/a	n/a
Interest rate swaps	142	0	142	0	142
Accrued interest receivable	8,619	7	3,367	5,245	8,619

LIABILITIES
Deposits	$(2,025,479)	$(1,811,747)	$(203,536)	$0	$(2,015,283)
FHLB and other borrowings	(229,079)	0	(226,769)	0	(226,769)
Subordinated debentures	(70,620)	0	(62,348)	0	(62,348)
Deposits held for sale	(6,513)	0	(6,480)	0	(6,480)
Interest rate swaps	(516)	0	(516)	0	(516)
Accrued interest payable	(522)	0	(522)	0	(522)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2016:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,183	$29,183	$0	$0	$29,183
Securities available for sale	495,835	971	492,815	2,049	495,835
Trading securities	4,858	4,805	53	0	4,858
Loans held for sale	7,528	0	7,553	0	7,553
Net loans	1,857,206	0	0	1,817,341	1,817,341
FHLB and other equity interests	19,186	n/a	n/a	n/a	n/a
Interest rate swaps	211	0	211	0	211
Accrued interest receivable	8,264	6	3,014	5,244	8,264

LIABILITIES
Deposits	$(2,017,522)	$(1,786,748)	$(219,765)	$0	(2,006,513)
FHLB and other borrowings	(237,004)	0	(226,769)	0	(226,769)
Subordinated debentures	(70,620)	0	(61,831)	0	(61,831)
Deposits held for sale	(6,456)	0	(6,417)	0	(6,417)
Interest rate swaps	(670)	0	(670)	0	(670)
Accrued interest payable	(510)	0	(510)	0	(510)

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

Deposits held for sale: The fair value of deposits held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

4.	SECURITIES

Securities available for sale at March 31, 2017 and December 31, 2016 are as follows:

		March 31, 2017				December 31, 2016
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$132,718	$965	$(470)	$133,213	$139,823	$1,107	$(579)	$140,351
State & political subdivisions	150,028	4,663	(527)	154,164	153,492	4,194	(649)	157,037
Residential & multi-family mortgage	128,426	654	(1,830)	127,250	136,807	551	(2,382)	134,976
Corporate notes & bonds	18,569	87	(827)	17,829	18,299	77	(962)	17,414
Pooled trust preferred	0	0	0	0	800	1,249	0	2,049
Pooled SBA	42,149	416	(877)	41,688	43,450	505	(918)	43,037
Other equity securities	1,020	0	(53)	967	1,020	0	(49)	971

Total	$472,910	$6,785	$(4,584)	$475,111	$493,691	$7,683	$(5,539)	$495,835

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Corporate equity securities	$3,836	$3,312
Mutual funds	1,191	1,037
Certificates of deposit	212	202
Corporate notes and bonds	256	254
U.S. Government sponsored entities	53	53

Total	$5,548	$4,858

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

March 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Gov’t sponsored entities	$97,931	$(470)	$0	$(0)	$97,931	$(470)
State & political subdivisions	19,185	(328)	266	(199)	19,451	(527)
Residential & multi-family mortgage	57,665	(947)	35,535	(883)	93,200	(1,830)
Corporate notes & bonds	1,998	(2)	8,624	(825)	10,622	(827)
Pooled SBA	6,270	(125)	20,201	(752)	26,471	(877)
Other equity securities	0	(0)	967	(53)	967	(53)

	$183,049	$(1,872)	$65,593	$(2,712)	$248,642	$(4,584)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Gov’t sponsored entities	$90,380	$(579)	$0	$(0)	$90,380	$(579)
State & political subdivisions	32,353	(448)	264	(201)	32,617	(649)
Residential and multi-family mortgage	65,598	(1,255)	34,611	(1,127)	100,209	(2,382)
Corporate notes & bonds	2,089	(11)	8,476	(951)	10,565	(962)
Pooled SBA	6,481	(126)	20,560	(792)	27,041	(918)
Other equity securities	0	(0)	971	(49)	971	(49)

	$196,901	$(2,419)	$64,882	$(3,120)	$261,783	$(5,539)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$2,071	$4,054
Credit losses previously recognized on securities sold during the period	(2,071)	0
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$4,054

The adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2016 is insignificant.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations. When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of March 31, 2017 and December 31, 2016, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On March 31, 2017 and December 31, 2016, securities carried at $316,736 and $329,379, respectively, were pledged to secure public deposits and for other purposes as provided by law.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2017	$2,183	$1,383	$0
Three months ended March 31, 2016	$0	$0	$0

The tax provision related to these net realized gains was $484 and $0, respectively.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2017:

	Amortized	Fair
	Cost	Value
1 year or less	$52,173	$51,918
1 year – 5 years	175,461	178,931
5 years – 10 years	62,997	63,432
After 10 years	10,684	10,925

	301,315	305,206
Residential and multi-family mortgage	128,426	127,250
Pooled SBA	42,149	41,688

Total debt securities	$471,890	$474,144

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.	LOANS

Total net loans at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Commercial, industrial, and agricultural	$587,738	$567,800
Commercial mortgages	583,653	574,826
Residential real estate	659,930	652,883
Consumer	74,187	74,816
Credit cards	6,076	6,046
Overdrafts	591	595
Less: unearned discount	(3,224)	(3,430)
allowance for loan losses	(16,546)	(16,330)

Loans, net	$1,892,405	$1,857,206

At March 31, 2017 and December 31, 2016, net unamortized loan (fees) costs of $(1,753) and $(1,507), respectively, have been included in the carrying value of loans.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within Central and Western Pennsylvania, Central and Northeastern Ohio, and Western New York. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

Pursuant to the Corporation’s lending policies, management considers a variety of factors when determining whether to extend credit to a customer, including loan-to-value ratios, FICO scores, quality of the borrower’s financial statements, and the ability to obtain personal guarantees.

Commercial, industrial, and agricultural loans comprised 31% and 30% of the Corporation’s total loan portfolio at March 31, 2017 and December 31, 2016, respectively. Commercial mortgage loans comprised 31% and 31% of the Corporation’s total loan portfolio at March 31, 2017 and December 31, 2016, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 35% and 35% of the Corporation’s total loan portfolio at March 31, 2017 and December 31, 2016, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both March 31, 2017 and December 31, 2016. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the three months ended March 31, 2017 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(1)	0	(68)	(735)	(58)	(69)	(931)
Recoveries	12	2	71	2	11	33	131
Provision (benefit) for loan losses	(654)	602	366	607	59	36	1,016

Allowance for loan losses, March 31, 2017	$4,785	$7,357	$2,022	$2,089	$105	$188	$16,546

Transactions in the allowance for loan losses for the three months ended March 31, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(271)	0	(25)	(987)	(9)	(51)	(1,343)
Recoveries	8	5	59	44	12	20	148
Provision (benefit) for loan losses	(145)	434	65	846	(12)	8	1,196

Allowance for loan losses, March 31, 2016	$5,627	$6,044	$2,574	$2,274	$81	$138	$16,738

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2017 and December 31, 2016. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
March 31, 2017	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$189	$1,548	$0	$0	$0	$0	$1,737
Collectively evaluated for impairment	4,473	3,762	2,022	2,089	105	188	12,639
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	123	2,047	0	0	0	0	2,170

Total ending allowance balance	$4,785	$7,357	$2,022	$2,089	$105	$188	$16,546

Loans:
Individually evaluated for impairment	$686	$6,171	$0	$0	$0	$0	$6,857
Collectively evaluated for impairment	584,252	566,967	659,930	74,187	6,076	591	1,892,003
Acquired with deteriorated credit quality	205	1,514	0	0	0	0	1,719
Modified in a troubled debt restructuring	2,595	9,001	0	0	0	0	11,596

Total ending loans balance	$587,738	$583,653	$659,930	$74,187	$6,076	$591	$1,912,175

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
December 31, 2016	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$188	$996	$0	$0	$0	$0	$1,184
Collectively evaluated for impairment	5,115	3,543	1,653	2,215	93	188	12,807
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	125	2,214	0	0	0	0	2,339

Total ending allowance balance	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Loans:
Individually evaluated for impairment	$775	$6,176	$0	$0	$0	$0	$6,951
Collectively evaluated for impairment	564,180	557,932	652,883	74,816	6,046	595	1,856,452
Acquired with deteriorated credit quality	205	1,527	0	0	0	0	1,732
Modified in a troubled debt restructuring	2,640	9,191	0	0	0	0	11,831

Total ending loans balance	$567,800	$574,826	$652,883	$74,816	$6,046	$595	$1,876,966

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

March 31, 2017	Unpaid Principal	Recorded	Allowance for Loan
	Balance	Investment	Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,639	$1,628	$312
Commercial mortgage	16,140	15,172	3,595
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,534	1,653	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$20,313	$18,453	$3,907

December 31, 2016	Unpaid Principal	Recorded	Allowance for Loan
	Balance	Investment	Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,644	$1,644	$313
Commercial mortgage	16,200	15,367	3,210
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,669	1,771	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$20,513	$18,782	$3,523

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three Months Ended March 31, 2017
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,636	$18	$18
Commercial mortgage	15,270	145	145
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	1,712	16	16
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$18,618	$179	$179

	Three Months Ended March 31, 2016
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,379	$0	$0
Commercial mortgage	5,408	0	0
Residential real estate	124	5	5
With no related allowance recorded:
Commercial, industrial, and agricultural	2,691	0	0
Commercial mortgage	4,720	0	0
Residential real estate	0	1	1

Total	$16,322	$6	$6

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,578	$420	$2,734	$0
Commercial mortgages	11,254	0	5,996	0
Residential real estate	5,551	255	5,600	0
Consumer	579	13	999	0
Credit cards	0	10	0	10

Total	$19,962	$698	$15,329	$10

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans.

			Greater Than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
March 31, 2017	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$736	$1,703	$1,599	$4,038	$583,700	$587,738
Commercial mortgages	299	0	1,050	1,349	582,304	583,653
Residential real estate	2,148	996	4,242	7,386	652,544	659,930
Consumer	612	314	567	1,493	72,694	74,187
Credit cards	32	22	10	64	6,012	6,076
Overdrafts	0	0	0	0	591	591

Total	$3,827	$3,035	$7,468	$14,330	$1,897,845	$1,912,175

			Greater Than
	30-59 Days	60-89 Days	89 Days	Total	Loans Not
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial, industrial, and agricultural	$1,558	$299	$1,294	$3,151	$564,649	$567,800
Commercial mortgages	559	0	1,516	2,075	572,751	574,826
Residential real estate	2,155	737	3,710	6,602	646,281	652,883
Consumer	648	890	974	2,512	72,304	74,816
Credit cards	105	0	10	115	5,931	6,046
Overdrafts	0	0	0	0	595	595

Total	$5,025	$1,926	$7,504	$14,455	$1,862,511	$1,876,966

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	7	$2,595	$123	7	$2,640	$125
Commercial mortgages	8	9,001	2,047	8	9,191	2,214
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	15	$11,596	$2,170	15	$11,831	$2,339

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2017 or March 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2017 and December 31, 2016 and no principal balances were forgiven in connection with the loan restructurings.

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

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$553,488	$13,816	$20,434	$0	$587,738
Commercial mortgages	561,394	3,050	19,209	0	583,653

Total	$1,114,882	$16,866	$39,643	$0	$1,171,391

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$531,320	$14,638	$21,831	$11	$567,800
Commercial mortgages	551,474	1,809	21,543	0	574,826

Total	$1,082,794	$16,447	$43,374	$11	$1,142,626

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$654,124	$73,595	$6,066	$647,283	$73,817	$6,036
Nonperforming	5,806	592	10	5,600	999	10

Total	$659,930	$74,187	$6,076	$652,883	$74,816	$6,046

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

Holiday’s loan portfolio is summarized as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Consumer	$21,385	$24,026
Residential real estate	1,165	1,209
Less: unearned discount	(3,224)	(3,430)

Total	$19,326	$21,805

6.	DEPOSITS

Total deposits at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Percentage
	Change	March 31, 2017	December 31, 2016
Checking, non-interest bearing	1.3%	$291,579	$289,922
Checking, interest bearing	0.1%	543,534	543,388
Savings accounts	2.7%	976,634	953,438
Certificates of deposit	(6.8%)	213,732	230,774

	0.7%	$2,025,479	$2,017,522

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2017 and 2016, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended
	March 31,
	2017	2016
Basic earnings per common share computation:
Net income per consolidated statements of income	$6,480	$5,019
Net earnings allocated to participating securities	(39)	(31)

Net earnings allocated to common stock	$6,441	$4,988

Distributed earnings allocated to common stock	$2,508	$2,369
Undistributed earnings allocated to common stock	3,933	2,619

Net earnings allocated to common stock	$6,441	$4,988

Weighted average common shares outstanding, including shares considered participating securities	14,979	14,436
Less: Average participating securities	(86)	(79)

Weighted average shares	14,893	14,357

Basic earnings per common share	$0.43	$0.35

Diluted earnings per common share computation:
Net earnings allocated to common stock	$6,441	$4,988

Weighted average common shares outstanding for basic earnings per common share	14,893	14,357
Add: Dilutive effects of assumed exercises of stock options	0	0

Weighted average shares and dilutive potential common shares	14,893	14,357

Diluted earnings per common share	$0.43	$0.35

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At March 31, 2017, the variable rate on the subordinated debt was 2.68% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of March 31, 2017 and December 31, 2016, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

		Fair value as of
	Balance Sheet	March 31,	December 31,
	Location	2017	2016
Interest rate contracts	Accrued interest and other liabilities	$(374)	$(459)
For the Three Months Ended March 31, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$55	Interest expense – subordinated debentures	$(76)	Other income	$0
For the Three Months Ended March 31, 2016	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(25)	Interest expense – subordinated debentures	$(89)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $295. As of March 31, 2017 and December 31, 2016, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The Corporation pledged cash collateral to another financial institution with a balance $750 as of both March 31, 2017 and December 31, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of March 31, 2017 and December 31, 2016:

		Weighted Average	Weighted	Weighted
	Notional	Maturity	Average	Average	Fair
	Amount	(in years)	Fixed Rate	Variable Rate	Value
March 31, 2017
3rd Party interest rate swaps	$14,733	8.8	4.43%	1 month LIBOR + 2.35%	$142	(a)
Customer interest rate swaps	(14,733)	8.8	4.43%	1 month LIBOR + 2.35%	(142	)(b)

December 31, 2016
3rd Party interest rate swaps	$14,814	9.0	4.43%	1 month LIBOR + 2.35%	$211	(a)
Customer interest rate swaps	(14,814)	9.0	4.43%	1 month LIBOR + 2.35%	(211	)(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.	COMMON STOCK ISSUANCE

In February 2017, the Corporation completed an at-the-market common stock issuance. A total of 834,896 shares of the Corporation’s common stock were sold at a weighted average price of approximately $23.96, representing gross proceeds to the Corporation of approximately $20.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were approximately $19.3 million, which will be used for general corporate purposes, including loan growth, additional liquidity, and working capital.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued an update (ASU 2017-04, Intangibles – Goodwill and Other) which is intended to simplify the measurement of goodwill in periods following the date on which the goodwill is initially recorded. Under the amendments in this update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material effect on the Corporation’s financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance in this ASU became effective in the first quarter of 2017 and did not have a material effect on the Corporation’s financial statements.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2016, included in its 2016 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $28.4 million at March 31, 2017 compared to $29.2 million at December 31, 2016. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $20.0 million or 4.0% since December 31, 2016, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $35.4 million, or 1.9%, during the first three months of 2017. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2017.

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

	Three months ending March 31, 2017	Year ending December 31, 2016	Three months ending March 31, 2016
Balance at beginning of period	$16,330	$16,737	$16,737

Charge-offs:
Commercial, industrial, and agricultural	(1)	(601)	(271)
Commercial mortgages	0	(201)	0
Residential real estate	(68)	(499)	(25)
Consumer	(735)	(3,324)	(987)
Credit cards	(58)	(96)	(9)
Overdrafts	(69)	(240)	(51)

	(931)	(4,961)	(1,343)

Recoveries:
Commercial, industrial, and agricultural	12	89	8
Commercial mortgages	2	8	5
Residential real estate	71	93	59
Consumer	2	122	44
Credit cards	11	22	12
Overdraft deposit accounts	33	71	20

	131	405	148

Net charge-offs	(800)	(4,556)	(1,195)

Provision for loan losses	1,016	4,149	1,196

Balance at end of period	$16,546	$16,330	$16,738

Loans, net of unearned	$1,908,951	$1,873,536	$1,606,308
Allowance to net loans	0.87%	0.87%	1.04%
Net charge-offs to average loans (annualized)	0.17%	0.27%	0.30%
Nonperforming assets	$21,599	$16,354	$13,131
Nonperforming % of total assets	0.83%	0.64%	0.57%

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

During the three months ended March 31, 2017, the Corporation recorded a provision for loan losses of $1.0 million, as compared to a provision for loan losses of $1.2 million for the three months ended March 31, 2016. Non-accrual loans as of March 31, 2017 were $19,962 compared to $12,297 as of March 31, 2016. Net chargeoffs in the first quarter of 2017 were $800 thousand, compared to net chargeoffs of $1.2 million in the first quarter of 2016. In the first quarter of 2017, one impaired commercial real estate loan that was impaired as of December 31, 2016 but still on accrual status as of that date was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in the first quarter of 2017 related to this loan was $553 thousand.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at March 31, 2017.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $8.0 million from $2.018 billion at December 31, 2016 to $2.025 billion at March 31, 2017.

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

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2017. Total shareholders’ equity was $234.2 million at March 31, 2017 and $211.8 million at December 31, 2016. In the first three months of 2017, the Corporation earned $6.5 million and declared dividends of $2.5 million, resulting in a dividend payout ratio of 38.4% of net income.

On February 15, 2017, the Corporation announced that it successfully completed an at-the-market common stock issuance. A total of 834,896 shares of the Corporation’s common stock were sold at a weighted average price of approximately $23.96, representing gross proceeds to the Corporation of approximately $20.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were approximately $19.3 million, which will be used for general corporate purposes, including loan growth, additional liquidity, and working capital.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100%, or 150% (highest risk assets), is assigned to each asset on the balance sheet.

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Total risk-based capital ratio	15.12%	14.05%
Tier 1 capital ratio	11.58%	10.49%
Common equity tier 1 ratio	10.51%	9.41%
Leverage ratio	8.50%	7.85%
Tangible common equity/tangible assets (1)	7.56%	6.72%

Book value per share	$15.31	$14.64
Tangible book value per share (1)	$12.61	$11.76

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	March 31, 2017	December 31, 2016
Shareholders’ equity	$234,218	$211,784
Less goodwill	38,730	38,730
Less core deposit intangible	2,523	2,854

Tangible common equity	$192,965	$170,200

Total assets	$2,592,307	$2,573,821
Less goodwill	38,730	38,730
Less core deposit intangible	2,523	2,854

Tangible assets	$2,551,054	$2,532,237

Ending shares outstanding	15,297,225	14,467,815

Tangible book value per share	$12.61	$11.76
Tangible common equity/tangible assets	7.56%	6.72%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$56,870	$199,914	$57,283	$202,883
Unused lines of credit	0	112,020	0	105,779
Standby letters of credit	0	3,632	0	4,618

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at March 31, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 9 months to 15 years. The fixed rate loan commitments at December 31, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 15 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. In February 2017, the Corporation entered into a subscription agreement with Tecum Capital Partners II, LP (“Tecum”) and committed to invest $3,000 as a limited partner in the fund. Oxer and Tecum are Small Business Investment Companies (SBIC) that are licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of March 31, 2017, the Corporation has invested $2,524 of its total $8,000 commitment in Oxer and Tecum.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2017			March 31, 2016
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$346,627	2.53%	$2,191	$416,268	2.30%	$2,355
Tax-Exempt (1,2)	117,382	4.16%	1,205	128,967	4.25%	1,328
Equity Securities (1,2)	25,730	3.02%	194	17,886	4.29%	192

Total securities	489,739	2.95%	3,590	563,121	2.81%	3,875

Loans:
Commercial (2)	589,578	4.80%	7,081	476,128	4.70%	5,599
Mortgage (2)	1,237,639	4.34%	13,419	1,047,439	4.32%	11,309
Consumer	81,566	8.80%	1,794	72,215	11.17%	2,016

Total loans (3)	1,908,783	4.67%	22,294	1,595,782	4.74%	18,924

Total earning assets	2,398,522	4.32%	$25,884	2,158,903	4.25%	$22,799

Non interest-bearing assets:
Cash and due from banks	24,981			25,758
Premises and equipment	50,443			39,912
Other assets	134,223			92,077
Allowance for loan losses	(16,475)			(16,790)

Total non interest-bearing assets	193,172			140,957

TOTAL ASSETS	$2,591,694			$2,299,860

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand - interest-bearing	$531,141	0.35%	$469	$460,452	0.35%	$408
Savings	966,838	0.46%	1,107	955,857	0.46%	1,092
Time	219,828	0.99%	545	183,688	1.12%	516

Total interest-bearing deposits	1,717,807	0.49%	2,121	1,599,997	0.50%	2,016
Short-term borrowings	172,556	0.84%	361	88,620	0.61%	136
Long-term borrowings	94,621	1.89%	448	100,912	3.08%	778
Subordinated debentures	70,620	5.51%	972	20,620	3.76%	194

Total interest-bearing liabilities	2,055,604	0.76%	$3,902	1,810,149	0.69%	$3,124

Demand - non interest-bearing	280,239			255,336
Other liabilities	28,309			26,277

Total liabilities	2,364,152			2,091,762
Shareholders’ equity	227,542			208,098

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,591,694			$2,299,860

Interest income/Earning assets		4.32%	$25,884		4.25%	$22,799
Interest expense/Interest-bearing liabilities		0.76%	3,902		0.69%	3,124

Net interest spread		3.56%	$21,982		3.56%	$19,675

Interest income/Earning assets		4.32%	25,884		4.25%	22,799
Interest expense/Earning assets		0.65%	3,902		0.58%	3,124

Net interest margin		3.67%	$21,982		3.67%	$19,675

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $6.5 million in the first quarter of 2017 and $5.0 million in the first quarter of 2016. The earnings per diluted share were $0.43 in the first quarter of 2017 and $0.35 in the first quarter of 2016. The annualized return on assets and return on equity for the first quarter of 2017 are 1.00% and 11.39% compared to 0.87% and 9.65% for the first quarter of 2016.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.67% for the quarter ended March 31, 2017, unchanged from 3.67% for the quarter ended March 31, 2016, despite the inclusion of $769 thousand in interest expense for the three months ended March 31, 2017 from the Corporation’s $50 million issuance of subordinated debt to help support balance sheet growth.

PROVISION FOR LOAN LOSSES

During the quarter ended March 31, 2017, the Corporation recorded a provision for loan losses of $1.0 million, as compared to a provision for loan losses of $1.2 million for the quarter ended March 31, 2016. Net chargeoffs in the first quarter of 2017 were $800 thousand, compared to net chargeoffs of $1.2 million in the first quarter of 2016. CNB Bank net chargeoffs totaled $111 thousand and $364 thousand during the quarters ended March 31, 2017 and 2016, or .02% and .09%, respectively, of average CNB Bank loans. Holiday Financial Services Corporation is the Corporation’s consumer discount company and recorded net chargeoffs totaling $689 thousand and $831 thousand during the quarters ended March 31, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in the first quarter of 2017, related to this loan, was $553 thousand.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2017.

NON-INTEREST INCOME

Excluding the effects of securities transactions, non-interest income was $4.2 million for the quarter ended March 31, 2017, compared to $3.8 million for the quarter ended March 31, 2016. Net realized gains on available-for-sale securities were $1.4 million during the quarter ended March 31, 2017 and resulted from the sale of two structured pooled trust preferred securities with a total book value of $800 thousand. Other-than-temporary impairment charges had been recorded for these securities in prior years totaling $3.2 million. Net realized and unrealized gains on trading securities were $188 thousand during the quarter ended March 31, 2017, compared to net realized and unrealized losses of $34 thousand during the quarter ended March 31, 2016. As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues increased 20.5% from $723 thousand in the first quarter of 2016 to $871 thousand in the first quarter of 2017.

NON-INTEREST EXPENSES

Total non-interest expenses were $17.0 million and $14.8 million during the quarters ended March 31, 2017 and 2016, respectively. Included in non-interest expenses in the first quarter of 2016 were $109 thousand of non-recurring items, with merger related expenses of $42 thousand and costs associated with our core processing system upgrade of $67 thousand.

Salaries and benefits expense increased $1.5 million, or 20.2%, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. As of March 31, 2017, the Corporation had 487 full-time equivalent staff, compared to 441 full-time equivalent staff as of March 31, 2016. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. In addition, the Corporation retained 20 employees in connection with its acquisition of Lake National Bank in the third quarter of 2016. Occupancy expenses increased $701 thousand, or 38.1%, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Holiday Financial Services Corporation incurred non-recurring occupancy expenses totaling $141 thousand in the first quarter of 2017 as a result of the closure of two of its offices. The remainder of the increase in occupancy expenses is attributable to the two locations acquired from Lake National Bank in Mentor, Ohio, as well as locations in Worthington, Ohio; Ashtabula, Ohio; Blair County, Pennsylvania; and Buffalo, New York that have been opened since the end of the first quarter of 2016.

The ratio of non-interest expenses to average assets was 2.63% and 2.58% during the quarters ended March 31, 2017 and 2016, respectively.

INCOME TAX EXPENSE

Income tax expense was $2.4 million in the first quarter of 2017 and $1.7 million in the first quarter of 2016, resulting in effective tax rates of 27.4% and 25.2% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination), Note 4 (Securities), and Note 5 (Loans) of the Corporation’s 2016 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2016.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of December 31, 2016, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the current interest rate environment, the -300 and -400 scenarios have been excluded from the table.

December 31, 2016
Change in Basis Points	% Change in Net Interest Income
400	(4.9%)
300	(2.9%)
100	0.7%
(100)	(1.4%)

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2016 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2017.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 4, 2017	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 4, 2017	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 24, 2017.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document