Form 10-Q
period 2017-06-30
CNB FINANCIAL CORP/PA
filed 2017-08-04
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the issuer’s common stock as of August 1, 2017

COMMON STOCK NO PAR VALUE PER SHARE: 15,285,236 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$31,293	$26,937
Interest bearing deposits with other banks	1,756	2,246

Total cash and cash equivalents	33,049	29,183
Securities available for sale	453,065	495,835
Trading securities	5,751	4,858
Loans held for sale	1,652	7,528
Loans	2,024,307	1,876,966
Less: unearned discount	(3,478)	(3,430)
Less: allowance for loan losses	(17,269)	(16,330)

Net loans	2,003,560	1,857,206
FHLB and other equity interests	23,298	19,186
Premises and equipment, net	50,367	49,522
Bank owned life insurance	44,786	44,273
Mortgage servicing rights	1,381	1,391
Goodwill	38,730	38,730
Core deposit intangible	2,192	2,854
Accrued interest receivable and other assets	21,078	23,255

Total Assets	$2,678,909	$2,573,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$313,871	$289,922
Interest bearing deposits	1,762,918	1,727,600

Total deposits	2,076,789	2,017,522
Short-term borrowings	44,959	134,078
FHLB and other long term borrowings	217,981	102,926
Subordinated debentures	70,620	70,620
Deposits held for sale	0	6,456
Accrued interest payable and other liabilities	28,268	30,435

Total liabilities	2,438,617	2,362,037

Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at June 30, 2017 and 14,473,482 shares at December 31, 2016	0	0
Additional paid in capital	96,490	77,737
Retained earnings	142,409	134,295
Treasury stock, at cost (23,007 shares at June 30, 2017 and 5,667 shares at December 31, 2016)	(541)	(127)
Accumulated other comprehensive income (loss)	1,934	(121)

Total shareholders’ equity	240,292	211,784

Total Liabilities and Shareholders’ Equity	$2,678,909	$2,573,821

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	June 30,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans including fees	$23,915	$19,043
Securities:
Taxable	2,125	2,414
Tax-exempt	774	867
Dividends	189	149

Total interest and dividend income	27,003	22,473

INTEREST EXPENSE:
Deposits	2,243	2,077
Borrowed funds	785	794
Subordinated debentures (includes $74 and $86 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2017 and 2016, respectively)	986	199

Total interest expense	4,014	3,070

NET INTEREST INCOME	22,989	19,403
PROVISION FOR LOAN LOSSES	1,134	220

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,855	19,183

NON-INTEREST INCOME:
Service charges on deposit accounts	1,165	1,006
Other service charges and fees	559	624
Wealth and asset management fees	952	780
Net realized gains on available-for-sale securities (includes $155 and $1,005 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2017 and 2016, respectively)	155	1,005
Net realized and unrealized gains on trading securities	127	64
Mortgage banking	247	147
Bank owned life insurance	364	263
Card processing and interchange income	970	787
Gain on sale of branch	536	0
Other	14	142

Total non-interest income	5,089	4,818

NON-INTEREST EXPENSES:
Salaries and benefits	8,902	7,908
Net occupancy expense	2,257	1,881
Amortization of core deposit intangible	331	217
Data processing	1,019	1,121
State and local taxes	614	558
Legal, professional, and examination fees	666	364
Advertising	619	395
FDIC insurance premiums	370	340
Prepayment penalties—long-term borrowings	0	1,506
Core processing conversion costs	0	1,488
Merger costs	0	173
Card processing and interchange expenses	614	448
Other	2,405	2,353

Total non-interest expenses	17,797	18,752

INCOME BEFORE INCOME TAXES	9,147	5,249
INCOME TAX EXPENSE (includes $28 and $322 income tax expense from reclassification items in 2017 and 2016, respectively)	2,464	1,184

NET INCOME	$6,683	$4,065

EARNINGS PER SHARE:
Basic	$0.44	$0.28
Diluted	$0.44	$0.28
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Six months ended
	June 30,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans including fees	$45,885	$37,729
Securities:
Taxable	4,316	4,769
Tax-exempt	1,574	1,750
Dividends	332	291

Total interest and dividend income	52,107	44,539

INTEREST EXPENSE:
Deposits	4,364	4,093
Borrowed funds	1,594	1,708
Subordinated debentures (includes $149 and $176 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2017 and 2016, respectively)	1,958	393

Total interest expense	7,916	6,194

NET INTEREST INCOME	44,191	38,345
PROVISION FOR LOAN LOSSES	2,150	1,416

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,041	36,929

NON-INTEREST INCOME:
Service charges on deposit accounts	2,255	1,987
Other service charges and fees	1,088	1,184
Wealth and asset management fees	1,823	1,503
Net realized gains on available-for-sale securities (includes $1,538 and $1,005 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2017 and 2016, respectively)	1,538	1,005
Net realized and unrealized gains on trading securities	315	30
Mortgage banking	431	318
Bank owned life insurance	716	526
Card processing and interchange income	1,848	1,622
Gain on sale of branch	536	0
Other	312	420

Total non-interest income	10,862	8,595

NON-INTEREST EXPENSES:
Salaries and benefits	17,907	15,399
Net occupancy expense	4,797	3,720
Amortization of core deposit intangible	662	432
Data processing	1,980	2,373
State and local taxes	1,353	1,050
Legal, professional, and examination fees	1,215	738
Advertising	1,032	879
FDIC insurance premiums	574	662
Prepayment penalties – long-term borrowings	0	1,506
Core processing conversion costs	0	1,555
Merger costs	0	215
Card processing and interchange expenses	1,036	1,082
Other	4,275	3,955

Total non-interest expenses	34,831	33,566

INCOME BEFORE INCOME TAXES	18,072	11,958
INCOME TAX EXPENSE (includes $486 and $291 income tax expense from reclassification items in 2017 and 2016, respectively)	4,909	2,874

NET INCOME	$13,163	$9,084

EARNINGS PER SHARE:
Basic	$0.87	$0.63
Diluted	$0.87	$0.63
DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$6,683	$4,065	$13,163	$9,084
Other comprehensive income, net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized loss on interest rate swaps, net of tax of $5 and $14 for the three months ended June 30, 2017 and 2016, and $1 and $59 for the six months ended June 30, 2017 and 2016	(8)	(25)	(2)	(109)
Reclassification adjustment for losses recognized in earnings, net of tax of ($26) and ($31) for the three months ended June 30, 2017 and 2016, and ($52) and ($62) for the six months ended June 30, 2017 and 2016	48	56	97	114

	40	31	95	5

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $0 and $179 for the three months ended June 30, 2017 and 2016, and ($47) and $276 for the six months ended June 30, 2017 and 2016	0	(332)	87	(513)
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $323 for the three months ended June 30, 2017 and 2016, and $484 and $323 for the six months ended June 30, 2017 and 2016	0	(599)	(899)	(599)

	0	(931)	(812)	(1,112)

Unrealized gains on other securities available for sale:
Unrealized gains arising during the period, net of tax of ($1,088) and ($991) for the three months ended June 30, 2017 and 2016, and ($1,544) and ($2,936) for the six months ended June 30, 2017 and 2016	2,023	1,839	2,873	5,454
Reclassification adjustment for realized gains included in net income, net of tax of $54 and $29 for the three months ended June 30, 2017 and 2016, and $54 and $29 for the six months ended June 30, 2017 and 2016	(101)	(54)	(101)	(54)

	1,922	1,785	2,772	5,400

Other comprehensive income	1,962	885	2,055	4,293

COMPREHENSIVE INCOME	$8,645	$4,950	$15,218	$13,377

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,163	$9,084
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	2,150	1,416
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	2,683	1,981
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(485)	(671)
Net realized gains on sales of available-for-sale securities	(1,538)	(1,005)
Net realized and unrealized gains on trading securities	(315)	(30)
Proceeds from sale of trading securities	402	468
Purchase of trading securities	(980)	(300)
Gain on sale of branch	(536)	0
Gain on sale of loans	(156)	(213)
Net losses on dispositions of premises and equipment and foreclosed assets	20	70
Proceeds from sale of loans	13,106	7,995
Origination of loans held for sale	(10,714)	(7,324)
Income on bank owned life insurance, including death benefit proceeds in excess of cash surrender value	(716)	(526)
Stock-based compensation expense	396	412
Contribution of treasury stock	0	61
Changes in:
Accrued interest receivable and other assets	(1,724)	156
Accrued interest payable and other liabilities	(3,073)	(750)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,683	10,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	41,358	29,113
Proceeds from sales of available-for-sale securities	7,618	4,420
Purchase of available-for-sale securities	(2,268)	(1,703)
Proceeds from death benefit of BOLI policies	203	0
Net cash received from sale of branch	1,079	0
Loan origination and payments, net	(148,106)	(78,766)
Purchase of FHLB and other equity interests	(4,112)	(102)
Purchase of premises and equipment	(2,995)	(3,384)
Proceeds from the sale of premises and equipment and foreclosed assets	236	377

NET CASH USED IN BY INVESTING ACTIVITIES	(106,987)	(50,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	53,958	71,735
Certificates of deposit	6,388	3,807
Purchase of treasury stock	(1,357)	(23)
Cash dividends paid	(5,049)	(4,771)
Proceeds from stock offering, net of issuance costs	19,294	0
Repayment of long-term borrowings	(24,945)	(50,011)
Advances from long-term borrowings	140,000	0
Net change in short-term borrowings	(89,119)	15,149

NET CASH PROVIDED BY FINANCING ACTIVITIES	99,170	35,886

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,866	(3,335)
CASH AND CASH EQUIVALENTS, Beginning	29,183	27,261

CASH AND CASH EQUIVALENTS, Ending	$33,049	$23,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,916	$6,664
Income taxes	3,100	2,026
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$51	$40
Grant of restricted stock awards from treasury stock	943	874
Net assets transferred for sale of branch, excluding cash and cash equivalents	543	0

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2017 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2016 (the “2016 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

At June 30, 2017, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and six month periods ended June 30, 2017 and 2016.

On February 14, 2017, the Corporation’s Board of Directors granted performance-based restricted stock awards (“PBRSAs”) with a range of 5,306 to 7,959 shares to an employee. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $207 and $396 for the three and six months ended June 30, 2017 and $172 and $412 for the three and six months ended June 30, 2016. As of June 30, 2017, there was $1,786 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended June 30, 2017 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	99,683	$20.67
Forfeited	(150)	17.63
Vested	(300)	17.83

Nonvested at end of period	99,233	$20.68

A summary of changes in nonvested restricted stock awards for the six months ended June 30, 2017 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	100,726	$17.36
Granted	38,123	25.92
Forfeited	(150)	17.63
Vested	(39,466)	17.28

Nonvested at end of period	99,233	$20.68

The fair value of shares vested was $6 and $0 during the three months ended June 30, 2017 and 2016, respectively. The fair value of shares vested was $923 and $542 during the six months ended June 30, 2017 and 2016, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$128,476	$0	$128,476	$0
States and political subdivisions	149,051	0	149,051	0
Residential and multi-family mortgage	116,781	0	116,781	0
Corporate notes and bonds	18,220	0	18,220	0
Pooled SBA	39,565	0	39,565	0
Other equity securities	972	972	0	0

Total Securities Available For Sale	$453,065	$972	$452,093	$0

Interest Rate swaps	$235	$0	$235	$0

Trading Securities:
Corporate equity securities	$3,987	$3,987	$0	$0
Mutual funds	1,244	1,244	0	0
Certificates of deposit	211	211	0	0
Corporate notes and bonds	256	256	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$5,751	$5,698	$53	$0

Liabilities,
Interest rate swaps	$(548)	$0	$(548)	$0

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$140,351	$0	$140,351	$0
States and political subdivisions	157,037	0	157,037	0
Residential and multi-family mortgage	134,976	0	134,976	0
Corporate notes and bonds	17,414	0	17,414	0
Pooled trust preferred	2,049	0	0	2,049
Pooled SBA	43,037	0	43,037	0
Other equity securities	971	971	0	0

Total Securities Available For Sale	$495,835	$971	$492,815	$2,049

Interest Rate swaps	$211	$0	$211	$0

Trading Securities:
Corporate equity securities	$3,312	$3,312	$0	$0
Mutual funds	1,037	1,037	0	0
Certificates of deposit	202	202	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$4,858	$4,805	$53	$0

Liabilities,
Interest rate swaps	$(670)	$0	$(670)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2017 and 2016:

	2017	2016
Balance, April 1	$0	$3,109
Total gains or (losses):
Included in other comprehensive income (unrealized)	0	(922)
Sale of available-for-sale securities	0	(485)

Balance, June 30	$0	$1,702

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016:

	2017	2016
Balance, January 1	$2,049	$3,413
Total gains or (losses):
Included in other comprehensive income (unrealized)	134	(922)
Sale of available-for-sale securities	(2,183)	(789)

Balance, June 30	$0	$1,702

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$2,049	Discounted cash flow	Collateral default rate	0.5% in 2016 and thereafter
			Yield (weighted average)	10%
			Prepayment speed	2.0% constant prepayment rate in 2016 and thereafter

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2017 and December 31, 2016:

Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$11	0	0	$11

Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$2,067	0	0	$2,067

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $690 with a valuation allowance of $679 as of June 30, 2017, resulting in a negative provision for loan losses of ($271) and ($373) for the corresponding three and six month periods ended June 30, 2017. Impaired loans had a recorded investment of $3,120 with a valuation allowance of $1,053 as of December 31, 2016. Impaired loans carried at fair value resulted in an additional provision for loan losses of $135 and $53 for the three and six month periods ended June 30, 2016.

The estimated fair values of impaired collateral dependent loans such as commercial or residential mortgages are determined primarily through third-party appraisals. When a collateral dependent loan, such as a commercial or residential mortgage loan, becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral and a further reduction for estimated costs to sell the property is applied, which results in an amount that is considered to be the estimated fair value. If a loan becomes impaired and the appraisal of related loan collateral is outdated, management applies an appropriate adjustment factor based on its experience with current valuations of similar collateral in determining the loan’s estimated fair value and resulting allowance for loan losses. Third-party appraisals are not customarily obtained for unimpaired loans, unless in management’s view changes in circumstances warrant obtaining an updated appraisal.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$11	Discounted cash flow method	Discount used in discounted cash flow method	10% (10%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,067	Sales comparison approach and discounted cash flow method	Adjustment for differences between the comparable sales and discount used in discounted cash flow method	10% - 14% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2017:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$33,049	$33,049	$0	$0	$33,049
Securities available for sale	453,065	972	452,093	0	453,065
Trading securities	5,751	5,698	53	0	5,751
Loans held for sale	1,652	0	1,654	0	1,654
Net loans	2,003,560	0	0	1,960,554	1,960,554
FHLB and other equity interests	23,298	n/a	n/a	n/a	n/a
Interest rate swaps	235	0	235	0	235
Accrued interest receivable	7,857	6	2,760	5,091	7,857

LIABILITIES
Deposits	$(2,076,789)	$(1,839,627)	$(225,848)	$0	$(2,065,475)
FHLB and other borrowings	(262,940)	0	(251,585)	0	(251,585)
Subordinated debentures	(70,620)	0	(62,696)	0	(62,696)
Interest rate swaps	(548)	0	(548)	0	(548)
Accrued interest payable	(510)	0	(510)	0	(510)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2016:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,183	$29,183	$0	$0	$29,183
Securities available for sale	495,835	971	492,815	2,049	495,835
Trading securities	4,858	4,805	53	0	4,858
Loans held for sale	7,528	0	7,553	0	7,553
Net loans	1,857,206	0	0	1,817,341	1,817,341
FHLB and other equity interests	19,186	n/a	n/a	n/a	n/a
Interest rate swaps	211	0	211	0	211
Accrued interest receivable	8,264	6	3,014	5,244	8,264

LIABILITIES
Deposits	$(2,017,522)	$(1,786,748)	$(219,765)	$0	(2,006,513)
FHLB and other borrowings	(237,004)	0	(226,769)	0	(226,769)
Subordinated debentures	(70,620)	0	(61,831)	0	(61,831)
Deposits held for sale	(6,456)	0	(6,417)	0	(6,417)
Interest rate swaps	(670)	0	(670)	0	(670)
Accrued interest payable	(510)	0	(510)	0	(510)

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

4.	SECURITIES

Securities available for sale at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$127,616	$1,034	$(174)	$128,476	$139,823	$1,107	$(579)	$140,351
State & political subdivisions	143,886	5,444	(279)	149,051	153,492	4,194	(649)	157,037
Residential & multi-family mortgage	117,039	774	(1,032)	116,781	136,807	551	(2,382)	134,976
Corporate notes & bonds	18,612	108	(500)	18,220	18,299	77	(962)	17,414
Pooled trust preferred	0	0	0	0	800	1,249	0	2,049
Pooled SBA	39,736	424	(595)	39,565	43,450	505	(918)	43,037
Other equity securities	1,020	0	(48)	972	1,020	0	(49)	971

Total	$447,909	$7,784	$(2,628)	$453,065	$493,691	$7,683	$(5,539)	$495,835

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Corporate equity securities	$3,987	$3,312
Mutual funds	1,244	1,037
Certificates of deposit	211	202
Corporate notes and bonds	256	254
U.S. Government sponsored entities	53	53

Total	$5,751	$4,858

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

June 30, 2017

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$59,087	$(174)	$0	$(0)	$59,087	$(174)
State & political subdivisions	5,866	(86)	272	(193)	6,138	(279)
Residential & multi-family mortgage	41,306	(376)	33,844	(656)	75,150	(1,032)
Corporate notes & bonds	0	(0)	8,993	(500)	8,993	(500)
Pooled SBA	4,991	(69)	19,146	(526)	24,137	(595)
Other equity securities	0	(0)	972	(48)	972	(48)

	$111,250	$(705)	$63,227	$(1,923)	$174,477	$(2,628)

December 31, 2016

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$90,380	$(579)	$0	$(0)	$90,380	$(579)
State & political subdivisions	32,353	(448)	264	(201)	32,617	(649)
Residential and multi-family mortgage	65,598	(1,255)	34,611	(1,127)	100,209	(2,382)
Corporate notes & bonds	2,089	(11)	8,476	(951)	10,565	(962)
Pooled SBA	6,481	(126)	20,560	(792)	27,041	(918)
Other equity securities	0	(0)	971	(49)	971	(49)

	$196,901	$(2,419)	$64,882	$(3,120)	$261,783	$(5,539)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$2,071	$4,054
Credit losses previously recognized on securities sold during the period	(2,071)	(1,983)
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$2,071

The adjusted amortized cost of structured pooled trust preferred securities as of December 31, 2016 is insignificant.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate. When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of June 30, 2017 and December 31, 2016, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On June 30, 2017 and December 31, 2016, securities carried at $302,593 and $329,379, respectively, were pledged to secure public deposits and for other purposes as provided by law.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2017	$5,434	$155	$0
Three months ended June 30, 2016	$4,420	$1,005	$0
Six months ended June 30, 2017	$7,618	$1,538	$0
Six months ended June 30, 2016	$4,420	$1,005	$0

The tax provision related to these net realized gains was $54 and $538 during the three and six months ended June 30, 2017 and $352 during both the three and six months ended June 30, 2016.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at June 30, 2017:

	Amortized	Fair
	Cost	Value
1 year or less	$47,977	$47,728
1 year – 5 years	170,873	174,756
5 years – 10 years	63,058	64,999
After 10 years	8,206	8,264

	290,114	295,747
Residential and multi-family mortgage	117,039	116,781
Pooled SBA	39,736	39,565

Total debt securities	$446,889	$452,093

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.	LOANS

Total net loans at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
Commercial, industrial, and agricultural	$636,836	$567,800
Commercial mortgages	618,262	574,826
Residential real estate	684,294	652,883
Consumer	76,476	74,816
Credit cards	6,080	6,046
Overdrafts	2,359	595
Less: unearned discount	(3,478)	(3,430)
allowance for loan losses	(17,269)	(16,330)

Loans, net	$2,003,560	$1,857,206

At June 30, 2017 and December 31, 2016, net unamortized loan (fees) costs of $(2,347) and $(1,507), respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 31% and 30% of the Corporation’s total loan portfolio at June 30, 2017 and December 31, 2016, respectively. Commercial mortgage loans comprised 31% and 31% of the Corporation’s total loan portfolio at June 30, 2017 and December 31, 2016, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 34% and 35% of the Corporation’s total loan portfolio at June 30, 2017 and December 31, 2016, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both June 30, 2017 and December 31, 2016. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the three months ended June 30, 2017 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2017	$4,785	$7,357	$2,022	$2,089	$105	$188	$16,546
Charge-offs	(29)	0	(130)	(531)	(14)	(60)	(764)
Recoveries	119	192	2	12	4	24	353
Provision (benefit) for loan losses	688	92	(224)	498	47	33	1,134

Allowance for loan losses, June 30, 2017	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269

Transactions in the allowance for loan losses for the six months ended June 30, 2017 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(30)	0	(198)	(1,266)	(72)	(129)	(1,695)
Recoveries	131	194	73	14	15	57	484
Provision (benefit) for loan losses	34	694	142	1,105	106	69	2,150

Allowance for loan losses, June 30, 2017	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269

Transactions in the allowance for loan losses for the three months ended June 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2016	$5,627	$6,044	$2,574	$2,274	$81	$138	$16,738
Charge-offs	(162)	(20)	(124)	(701)	(28)	(30)	(1,065)
Recoveries	39	0	3	30	3	20	95
Provision (benefit) for loan losses	(286)	183	(154)	463	(6)	20	220

Allowance for loan losses, June 30, 2016	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988

Transactions in the allowance for loan losses for the six months ended June 30, 2016 were as follows:
	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(433)	(20)	(149)	(1,688)	(37)	(81)	(2,408)
Recoveries	47	5	62	74	15	40	243
Provision (benefit) for loan losses	(431)	617	(89)	1,309	(18)	28	1,416

Allowance for loan losses, June 30, 2016	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2017 and December 31, 2016. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

June 30, 2017

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$2,151	$0	$0	$0	$0	$2,151
Collectively evaluated for impairment	5,442	3,862	1,670	2,068	142	185	13,369
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	121	1,628	0	0	0	0	1,749

Total ending allowance balance	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269

Loans:
Individually evaluated for impairment	$630	$6,094	$0	$0	$0	$0	$6,724
Collectively evaluated for impairment	633,655	602,031	684,294	76,476	6,080	2,359	2,004,895
Acquired with deteriorated credit quality	0	1,501	0	0	0	0	1,501
Modified in a troubled debt restructuring	2,551	8,636	0	0	0	0	11,187

Total ending loans balance	$636,836	$618,262	$684,294	$74,476	$6,080	$2,359	$2,024,307

December 31, 2016
	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$188	$996	$0	$0	$0	$0	$1,184
Collectively evaluated for impairment	5,115	3,543	1,653	2,215	93	188	12,807
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	125	2,214	0	0	0	0	2,339

Total ending allowance balance	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Loans:
Individually evaluated for impairment	$775	$6,176	$0	$0	$0	$0	$6,951
Collectively evaluated for impairment	564,180	557,932	652,883	74,816	6,046	595	1,856,452
Acquired with deteriorated credit quality	205	1,527	0	0	0	0	1,732
Modified in a troubled debt restructuring	2,640	9,191	0	0	0	0	11,831

Total ending loans balance	$567,800	$574,826	$652,883	$74,816	$6,046	$595	$1,876,966

Commercial and commercial real estate loans greater than $250,000 are individually evaluated for impairment. The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016:

June 30, 2017

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,168	$1,168	$121
Commercial mortgage	10,167	9,836	3,779
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,856	2,013	0
Commercial mortgage	5,629	4,894	0
Residential real estate	0	0	0

Total	$19,820	$17,911	$3,900

December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,644	$1,644	$313
Commercial mortgage	16,200	15,367	3,210
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,669	1,771	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$20,513	$18,782	$3,523

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,398	$18	$18	$3,150	$2	$2
Commercial mortgage	12,505	71	71	5,309	4	4
Residential real estate	0	0	0	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	1,833	34	34	2,525	2	2
Commercial mortgage	2,447	67	67	4,458	3	3
Residential real estate	0	0	0	0	0	0

Total	$18,183	$190	$190	$15,442	$11	$11

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,480	$36	$36	$3,249	$2	$2
Commercial mortgage	13,459	216	216	5,320	4	4
Residential real estate	0	0	0	83	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	1,812	50	50	2,612	2	2
Commercial mortgage	1,631	67	67	4,622	3	3
Residential real estate	0	0	0	0	0	0

Total	$18,382	$369	$369	$15,886	$17	$17

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,288	$0	$2,734	$0
Commercial mortgages	11,579	0	5,996	0
Residential real estate	5,406	282	5,600	0
Consumer	722	20	999	0
Credit cards	0	12	0	10

Total	$19,995	$314	$15,329	$10

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans.

June 30, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,366	$464	$948	$3,778	$633,058	$636,836
Commercial mortgages	41	0	1,450	1,491	616,771	618,262
Residential real estate	1,851	1,077	4,385	7,313	676,981	684,294
Consumer	517	277	718	1,512	74,964	76,476
Credit cards	28	32	12	72	6,008	6,080
Overdrafts	0	0	0	0	2,359	2,359

Total	$4,803	$1,850	$7,513	$14,166	$2,010,141	$2,024,307

December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,558	$299	$1,294	$3,151	$564,649	$567,800
Commercial mortgages	559	0	1,516	2,075	572,751	574,826
Residential real estate	2,155	737	3,710	6,602	646,281	652,883
Consumer	648	890	974	2,512	72,304	74,816
Credit cards	105	0	10	115	5,931	6,046
Overdrafts	0	0	0	0	595	595

Total	$5,025	$1,926	$7,504	$14,455	$1,862,511	$1,876,966

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	6	$2,551	$121	7	$2,640	$125
Commercial mortgages	8	8,636	1,628	8	9,191	2,214
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	14	$11,187	$1,749	15	$11,831	$2,339

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2017 or June 30, 2016.

A troubled debt restructured loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2017 and December 31, 2016 and no principal balances were forgiven in connection with the loan restructurings.

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

June 30, 2017

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$601,561	$9,575	$25,700	$0	$636,836
Commercial mortgages	599,015	3,100	16,147	0	618,262

Total	$1,200,576	$12,675	$41,847	$0	$1,255,098

December 31, 2016

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$531,320	$14,638	$21,831	$11	$567,800
Commercial mortgages	551,474	1,809	21,543	0	574,826

Total	$1,082,794	$16,447	$43,374	$11	$1,142,626

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$678,606	$75,734	$6,068	$647,283	$73,817	$6,036
Nonperforming	5,688	742	12	5,600	999	10

Total	$684,294	$76,476	$6,080	$652,883	$74,816	$6,046

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

Holiday’s loan portfolio is summarized as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Consumer	$22,011	$24,026
Residential real estate	1,142	1,209
Less: unearned discount	(3,478)	(3,430)

Total	$19,675	$21,805

6.	DEPOSITS

Total deposits at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Percentage Change	June 30, 2017	December 31, 2016
Checking, non-interest bearing	8.3%	$313,871	$289,922
Checking, interest bearing	3.4%	561,871	543,388
Savings accounts	1.1%	963,885	953,438
Certificates of deposit	2.8%	237,162	230,774

	2.9%	$2,076,789	$2,017,522

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2017 and 2016, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic earnings per common share computation:
Net income per consolidated statements of income	$6,683	$4,065	$13,163	$9,084
Net earnings allocated to participating securities	(40)	(27)	(78)	(60)

Net earnings allocated to common stock	$6,643	$4,038	$13,085	$9,024

Distributed earnings allocated to common stock	$2,507	$2,369	$5,015	$4,737
Undistributed earnings allocated to common stock	4,136	1,669	8,070	4,287

Net earnings allocated to common stock	$6,643	$4,038	13,085	$9,024

Weighted average common shares outstanding, including shares considered participating securities	15,294	14,460	15,138	14,448
Less: Average participating securities	(88)	(92)	(87)	(86)

Weighted average shares	15,206	14,368	15,051	14,362

Basic earnings per common share	$0.44	$0.28	$0.87	$0.63

Diluted earnings per common share computation:
Net earnings allocated to common stock	$6,643	$4,038	$13,085	$9,024

Weighted average shares and dilutive potential common shares	15,206	14,368	15,051	14,362

Diluted earnings per common share	$0.44	$0.28	$0.87	$0.63

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At June 30, 2017, the variable rate on the subordinated debt was 2.80% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of June 30, 2017 and December 31, 2016, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

		Fair value as of
	Balance Sheet	June 30,	December 31,
	Location	2017	2016
Interest rate contracts	Accrued interest and other liabilities	$(313)	$(459)

For the Three Months Ended June 30, 2017	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	$40		Interest expense – subordinated debentures	($74)	Other income	$0
For the Six Months Ended June 30, 2017	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$95		Interest expense – subordinated debentures	($149)	Other income	$0

For the Three Months Ended June 30, 2016	(a)		(b)	(c)	(d)	(e)
Interest rate contracts	($31)		Interest expense – subordinated debentures	($86)	Other income	$0
For the Six Months Ended June 30, 2016	(a	)	(b)	(c)	(d)	(e)
Interest rate contracts	$5		Interest expense – subordinated debentures	($176)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $289. As of June 30, 2017 and December 31, 2016, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The Corporation pledged cash collateral to another financial institution with a balance $750 as of both June 30, 2017 and December 31, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of June 30, 2017 and December 31, 2016:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2017
3rd Party interest rate swaps	$14,647	8.5	4.43%	1 month LIBOR + 2.35%	$235	(a)
Customer interest rate swaps	(14,647)	8.5	4.43%	1 month LIBOR + 2.35%	(235	)(b)
December 31, 2016
3rd Party interest rate swaps	$14,814	9.0	4.43%	1 month LIBOR + 2.35%	$211	(a)
Customer interest rate swaps	(14,814)	9.0	4.43%	1 month LIBOR + 2.35%	(211	)(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.	COMMON STOCK ISSUANCE

In February 2017, the Corporation completed an at-the-market common stock issuance. A total of 834,896 shares of the Corporation’s common stock were sold at a weighted average price of approximately $23.96, representing gross proceeds to the Corporation of $20,000. Net proceeds from the transaction, after the sales commission and other expenses, were $19,300, which will be used for general corporate purposes, including loan growth, additional liquidity, and working capital.

10.	BRANCH SALE

On May 19, 2017, CNB completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. CNB transferred loans totaling $7,800, fixed assets totaling $100, and deposits totaling $7,400 in conjunction with the sale of the branch and realized a gain of $536 based on the 8% deposit premium paid by First Federal Community Bank.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued an update (ASU 2017-09, Compensation – Stock Compensation) to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and the amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Corporation’s financial statements.

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

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current U.S. Generally Accepted Accounting Principles. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently in the developmental stages of evaluating the impact of the adoption of ASU 2016-13 on the Corporation’s financial statements and is collecting available historical information in order to assess the expected credit losses. Although management expects the allowance for loan losses will increase upon the adoption of ASU 2016-13, the impact to the financial statements is yet to be determined.

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

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, along with disclosures related to the disaggregation of revenues and associated risks. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Management is currently reviewing contracts and agreements associated with the generation of non-interest income, and the adoption of ASU 2014-09 is not expected to have a material effect on the Corporation’s financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. As Bank on Buffalo, a division of CNB Bank, the Bank operates in Erie County, New York.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2016, included in its 2016 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017, or any future period.

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

On May 19, 2017, CNB completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. CNB transferred loans totaling $7.8 million and deposits totaling $7.4 million in conjunction with the sale of the branch and realized a gain of $536 thousand based on the 8% deposit premium paid by First Federal Community Bank.

In June 2017, the Corporation closed two of its CNB Bank branch locations which were identified as having a small core deposit base and/or were in close proximity to other CNB Bank branch locations. Expenses associated with the closing of these branches were not significant, with the exception of $108 thousand of fair value write-downs related to premises and equipment recognized in the second quarter of 2017 and which are included as a reduction of other non-interest income in the accompanying consolidated statements of income. The employees from the closed branch locations were transferred to other nearby CNB Bank branches or other open positions within CNB Bank.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $33.0 million at June 30, 2017 compared to $29.2 million at December 31, 2016. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $41.9 million or 8.4% since December 31, 2016, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $147.3 million, or 7.9%, during the first six months of 2017. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2017.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Six months ending June 30, 2017	Year ending December 31, 2016	Six months ending June 30, 2016
Balance at beginning of period	$16,330	$16,737	$16,737

Charge-offs:
Commercial, industrial, and agricultural	(30)	(601)	(433)
Commercial mortgages	0	(201)	(20)
Residential real estate	(198)	(499)	(149)
Consumer	(1,266)	(3,324)	(1,688)
Credit cards	(72)	(96)	(37)
Overdrafts	(129)	(240)	(81)

	(1,695)	(4,961)	(2,408)

Recoveries:
Commercial, industrial, and agricultural	131	89	47
Commercial mortgages	194	8	5
Residential real estate	73	93	62
Consumer	14	122	74
Credit cards	15	22	15
Overdraft deposit accounts	57	71	40

	484	405	243

Net charge-offs	(1,211)	(4,556)	(2,165)

Provision for loan losses	2,150	4,149	1,416

Balance at end of period	$17,269	$16,330	$15,988

Loans, net of unearned	$2,020,829	$1,873,536	$1,655,844
Allowance to net loans	0.85%	0.87%	0.97%
Net charge-offs to average loans (annualized)	0.12%	0.27%	0.27%
Nonperforming assets	$21,198	$16,354	$12,676
Nonperforming % of total assets	0.79%	0.64%	0.54%

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

During the three and six months ended June 30, 2017, the Corporation recorded a provision for loan losses of $1.1 million and $2.2 million, as compared to a provision for loan losses of $220 thousand and $1.4 million for the three and six months ended June 30, 2016. Net chargeoffs during the three and six months ended June 30, 2017 were $411 thousand and $1.2 million, compared to net chargeoffs of $970 thousand and $2.2 million for the three and six months ended June 30, 2016. CNB Bank net chargeoffs totaled $58 thousand and $655 thousand during the six months ended June 30, 2017 and 2016, or .01% and .08%, respectively, of average CNB Bank loans. Holiday Financial Services recorded net chargeoffs totaling $1.2 million and $1.5 million during the six months ended June, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in 2017 related to this loan was $1.2 million, including $553 thousand in the first quarter and $603 thousand in the second quarter, which was based on the most current financial information from the borrower as of each period end.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at June 30, 2017.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $59.3 million from $2.018 billion at December 31, 2016 to $2.077 billion at June 30, 2017.

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

In June 2017, CNB converted short-term borrowings having a maturity of two months or less and interest rates ranging from 1.30% to 1.38% to longer term advances with the Federal Home Loan Bank of Pittsburgh. The aggregate amount of such borrowings was $140 million, with a weighted average maturity of 3.7 years and a weighted average interest rate of 1.87%. Although the effect will be to increase borrowing costs in the near term, management believes the execution of this strategy will result in a more effective duration match with CNB’s loan portfolio and appropriately mitigate the interest rate risk associated with maintaining short-term borrowings in a rising interest rate environment.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through June 30, 2017. Total shareholders’ equity was $240.3 million at June 30, 2017 and $211.8 million at December 31, 2016. In the first six months of 2017, the Corporation earned $13.2 million and declared dividends of $5.0 million, resulting in a dividend payout ratio of 37.9% of net income.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Total risk-based capital ratio	14.71%	14.05%
Tier 1 capital ratio	11.29%	10.49%
Common equity tier 1 ratio	10.27%	9.41%
Leverage ratio	8.45%	7.85%
Tangible common equity/tangible assets (1)	7.56%	6.72%
Book value per share	$15.72	$14.64
Tangible book value per share (1)	$13.04	$11.76

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	June 30, 2017	December 31, 2016
Shareholders’ equity	$240,292	$211,784
Less goodwill	38,730	38,730
Less core deposit intangible	2,192	2,854

Tangible common equity	$199,370	$170,200

Total assets	$2,678,909	$2,573,821
Less goodwill	38,730	38,730
Less core deposit intangible	2,192	2,854

Tangible assets	$2,637,987	$2,532,237

Ending shares outstanding	15,285,371	14,467,815
Tangible book value per share	$13.04	$11.76
Tangible common equity/tangible assets	7.56%	6.72%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$60,403	$223,499	$57,283	$202,883
Unused lines of credit	0	113,036	0	105,779
Standby letters of credit	0	13,845	0	4,618

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at June 30, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 9 months to 15 years. The fixed rate loan commitments at December 31, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 15 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. In February 2017, the Corporation entered into a subscription agreement with Tecum Capital Partners II, LP (“Tecum”) and committed to invest $3,000 as a limited partner in the fund. Oxer and Tecum are Small Business Investment Companies (SBIC) that are licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of June 30, 2017, the Corporation has invested $3,048 of its total $8,000 commitment in Oxer and Tecum.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 and 2016

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $6.7 million in the second quarter of 2017 and $4.1 million in the second quarter of 2016. The earnings per diluted share were $0.44 in the second quarter of 2017 and $0.28 in the second quarter of 2016. The annualized return on assets and return on equity for the second quarter of 2017 are 1.01% and 11.17% compared to 0.70% and 7.72% for the second quarter of 2016.

Earnings in the second quarter of 2017 were impacted by a gain on the sale of a branch of $536 thousand and realized gains on the sale of available-for-sale securities of $155 thousand. Earnings in the second quarter of 2016 were impacted by a prepayment penalty on the early payoff of long-term borrowings of $1.5 million, core processing conversion costs of $1.5 million, merger costs of $173 thousand, and realized gains on the sale of available-for-sale securities of $1.0 million.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.87% and 3.73% for the quarters ended June 30, 2017 and 2016, respectively, despite the inclusion of $775 thousand in interest expense for the three months ended June 30, 2017 from the Corporation’s $50 million issuance of subordinated debt in September 2016 to help support balance sheet growth.

PROVISION FOR LOAN LOSSES

During the quarter ended June 30, 2017, the Corporation recorded a provision for loan losses of $1.1 million, as compared to a provision for loan losses of $220 thousand for the quarter ended June 30, 2016. Net chargeoffs in the second quarter of 2017 were $411 thousand, compared to net chargeoffs of $970 thousand in the second quarter of 2016. CNB Bank recorded net recoveries of $53 thousand and net chargeoffs of $346 thousand during the quarters ended June 30, 2017 and 2016, respectively. Holiday Financial Services Corporation recorded net chargeoffs totaling $464 thousand and $624 thousand during the quarters ended June 30, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. An additional provision for loan losses recorded in the second quarter of 2017 related to this loan was $603 thousand, which was based on the most current financial information available from the borrower at the period end.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2017.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities were $155 thousand during the second quarter of 2017 and resulted from the sale of mortgage backed securities in order to generate liquidity to fund loan growth. In the second quarter of 2016, the Corporation realized gains on the sale of available-for-sale securities in the amount of $1.0 million, including $922 thousand on the sale of two structured pooled trust preferred securities that had no carrying value due to other-than-temporary impairment charges recorded in previous periods. Net realized and unrealized gains on trading securities were $127 thousand during the quarter ended June 30, 2017, compared to net realized and unrealized gains of $64 thousand during the quarter ended June 30, 2016.

On May 19, 2017, CNB completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. CNB transferred loans totaling $7.8 million and deposits totaling $7.4 million in conjunction with the sale of the branch and realized a gain of $536 thousand based on the 8% deposit premium paid by First Federal Community Bank.

As a result of CNB’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues increased 22.1% from $780 thousand in the second quarter of 2016 to $952 thousand in the second quarter of 2017.

NON-INTEREST EXPENSES

Total non-interest expenses were $17.8 million and $18.8 million during the quarters ended June 30, 2017 and 2016, respectively. Included in non-interest expenses in the second quarter of 2016 were $3.2 million of non-recurring items, with merger related expenses of $173 thousand, costs associated with our core processing system upgrade of $1.5 million, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million.

Salaries and benefits expense increased $994 thousand, or 12.6%, during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. As of June 30, 2017, the Corporation had 493 full-time equivalent staff, compared to 453 full-time equivalent staff as of June 30, 2016. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel. In addition, the Corporation retained 20 employees in connection with its acquisition of Lake National Bank in the third quarter of 2016. Occupancy expenses increased $376 thousand, or 20.0%, during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016, primarily as a result of two locations acquired from Lake National Bank in Mentor, Ohio during the third quarter of 2016, as well as locations in Worthington, Ohio; Ashtabula, Ohio; Blair County, Pennsylvania; and Buffalo, New York that have been opened since the end of the second quarter of 2016.

INCOME TAX EXPENSE

Income tax expense was $2.5 million in the second quarter of 2017 and $1.2 million in the second quarter of 2016, resulting in effective tax rates of 26.9% and 22.6% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED

Dollars in thousands

	June 30, 2017			June 30, 2016
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$339,938	2.55%	$4,316	$409,851	2.36%	$4,769
Tax-Exempt (1,2)	114,973	4.20%	2,374	127,899	4.25%	2,630
Equity Securities (1,2)	25,327	3.55%	450	18,146	4.33%	393

Total securities	480,238	2.99%	7,140	555,896	2.86%	7,792

Loans:
Commercial (2)	608,906	4.90%	14,904	481,201	4.78%	11,506
Mortgage (2)	1,262,925	4.42%	27,928	1,051,634	4.36%	22,906
Consumer	79,204	9.40%	3,724	82,658	9.42%	3,894

Total loans (3)	1,951,035	4.77%	46,556	1,615,493	4.74%	38,306

Total earning assets	2,431,273	4.42%	$53,696	2,171,389	4.27%	$46,098

Non interest-bearing assets:
Cash and due from banks	27,039			25,169
Premises and equipment	50,320			40,355
Other assets	133,904			92,289
Allowance for loan losses	(16,809)			(16,662)

Total non interest-bearing assets	194,454			141,151

TOTAL ASSETS	$2,625,727			$2,312,540

LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand—interest-bearing	$544,257	0.35%	$957	$485,418	0.36%	$863
Savings	966,886	0.47%	2,264	946,094	0.46%	2,184
Time	225,766	1.01%	1,143	187,998	1.11%	1,046

Total interest-bearing deposits	1,736,909	0.50%	4,364	1,619,510	0.51%	4,093
Short-term borrowings	155,338	1.04%	804	87,109	0.50%	216
Long-term borrowings	110,882	1.42%	790	91,742	3.25%	1,492
Subordinated debentures	70,620	5.55%	1,958	20,620	3.81%	393

Total interest-bearing liabilities	2,073,749	0.76%	$7,916	1,818,981	0.68%	$6,194

Demand—non interest-bearing	290,696			257,575
Other liabilities	27,837			26,394

Total liabilities	2,392,282			2,102,950
Shareholders' equity	233,445			209,590

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,625,727			$2,312,540

Interest income/Earning assets		4.42%	$53,696		4.27%	$46,098
Interest expense/Interest-bearing liabilities		0.76%	7,916		0.68%	6,194

Net interest spread		3.66%	$45,780		3.59%	$39,904

Interest income/Earning assets		4.42%	53,696		4.27%	46,098
Interest expense/Earning assets		0.65%	7,916		0.57%	6,194

Net interest margin		3.77%	$45,780		3.70%	$39,904

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Six Months Ended June 30, 2017 and 2016

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $13.2 million in the six months ended June 30, 2017 compared to $9.1 million for the same period of 2016. The earnings per diluted share were $0.87 for the six months ended June 30, 2017 and $0.63 for the six months ended June 30, 2016. The annualized return on assets and return on equity for the six months ended June 30, 2017 are 1.00% and 11.28%, compared to 0.79% and 8.68%, respectively, for the same period of 2016.

Earnings in 2017 were impacted by a gain on the sale of a branch of $536 thousand and realized gains on the sale of available-for-sale securities of $1.5 million. Earnings in the second quarter of 2016 were impacted by a prepayment penalty on the early payoff of long-term borrowings of $1.5 million, core processing conversion costs of $1.6 million, merger costs of $215 thousand, and realized gains on the sale of available-for-sale securities of $1.0 million.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.77% and 3.70% for the six months ended June 30, 2017 and 2016, respectively, despite the inclusion of $1.5 million in interest expense for the six months ended June 30, 2017 from the Corporation’s $50 million issuance of subordinated debt in September 2016 to help support balance sheet growth.

PROVISION FOR LOAN LOSSES

During the six months ended June 30, 2017, the Corporation recorded a provision for loan losses of $2.2 million, as compared to a provision for loan losses of $1.4 million for the same period of 2016. Net chargeoffs in the first six months of 2017 were $1.2 million, compared to net chargeoffs of $2.2 million in the first six months of 2016. CNB Bank recorded net chargeoffs of $58 thousand and $655 thousand during the six months ended June 30, 2017 and 2016, respectively. Holiday Financial Services Corporation recorded net chargeoffs totaling $1.2 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in 2017 related to this loan was $1.2 million, including $553 thousand in the first quarter and $603 thousand in the second quarter, which was based on the most current financial information available from the borrower as of each period end.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2017.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities for the six months ended June 30, 2017 were $1.5 million, including $1.4 million on the sale of two structured pooled trust preferred securities. Net realized gains on available-for-sale securities for the six months ended June 30, 2016 were $1.0 million, including $922 thousand on the sale of two structured pooled trust preferred securities.

On May 19, 2017, CNB completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. CNB transferred loans totaling $7.8 million and deposits totaling $7.4 million in conjunction with the sale of the branch and realized a gain of $536 thousand based on the 8% deposit premium paid by First Federal Community Bank.

As a result of CNB’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues increased 21.3% from $1.5 million in the first six months of 2016 to $1.8 million in the first six months of 2017.

NON-INTEREST EXPENSES

Total non-interest expenses were $34.8 million during the six months ended June 30, 2017, compared to $33.6 million during the six months ended June 30, 2016. Included in non-interest expenses in 2016 were $3.3 million of non-recurring items, with merger related expenses of $215 thousand, costs associated with our core processing system upgrade of $1.6 million, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million.

Salaries and benefits expense increased $2.5 million, or 16.3%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As of June 30, 2017, CNB had 493 full-time equivalent staff, compared to 453 full-time equivalent staff as of June 30, 2016. The staff added during this period included both customer-facing personnel, such as business development and wealth management officers, as well as support department personnel. In addition, CNB retained 20 employees in connection with its acquisition of Lake National Bank in the third quarter of 2016. Occupancy expenses increased $1.1 million, or 29.0%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Holiday Financial Services Corporation incurred non-recurring occupancy expenses totaling $141 thousand in 2017 as a result of the closure of two of its offices. The remainder of the increase in occupancy expenses is attributable to the two locations acquired from Lake National Bank in Mentor, Ohio, as well as locations in Worthington, Ohio; Ashtabula, Ohio; Blair County, Pennsylvania; and Buffalo, New York that have been opened since the end of the second quarter of 2016.

INCOME TAX EXPENSE

Income tax expense was $4.9 million during the six months ended June 30, 2017 and $2.9 million during the six months ended June 30, 2016, resulting in effective tax rates of 27.2% and 24.0% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of March 31, 2017, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the current interest rate environment, the -300 and -400 scenarios have been excluded from the table.

March 31, 2017
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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2016 Form 10-K.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the six months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2017	—	—	—	449,730
February 1 – 28, 2017	38,000	$25.94	38,000	411,730
March 1 – 31, 2017	—	—	—	411,730
April 1 – 30, 2017	—	—	—	411,730
May 1 – 31, 2017	—	—	—	411,730
June 1 – 30, 2017	11,704	21.39	11,704	400,026

(1)	The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of June 30, 2017, there were 400,026 shares remaining in the program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s current report on Form 8-K filed April 24, 2017, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 4, 2017	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: August 4, 2017	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2005 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s current report on Form 8-K filed April 24, 2017, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document