Form 10-Q
period 2017-09-30
CNB FINANCIAL CORP/PA
filed 2017-11-09
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the issuer’s common stock as of November 6, 2017

COMMON STOCK NO PAR VALUE PER SHARE: 15,283,647 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$32,869	$26,937
Interest bearing deposits with other banks	2,806	2,246

Total cash and cash equivalents	35,675	29,183
Securities available for sale	424,761	495,835
Trading securities	5,981	4,858
Loans held for sale	1,672	7,528
Loans	2,102,195	1,876,966
Less: unearned discount	(3,621)	(3,430)
Less: allowance for loan losses	(17,849)	(16,330)

Net loans	2,080,725	1,857,206
FHLB and other equity interests	26,145	19,186
Premises and equipment, net	50,165	49,522
Bank owned life insurance	54,688	44,273
Mortgage servicing rights	1,384	1,391
Goodwill	38,730	38,730
Core deposit intangible	1,888	2,854
Accrued interest receivable and other assets	23,255	23,255

Total Assets	$2,745,069	$2,573,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$313,543	$289,922
Interest bearing deposits	1,747,067	1,727,600

Total deposits	2,060,610	2,017,522
Short-term borrowings	141,737	134,078
FHLB and other long term borrowings	200,421	102,926
Subordinated debentures	70,620	70,620
Deposits held for sale	0	6,456
Accrued interest payable and other liabilities	27,233	30,435

Total liabilities	2,500,621	2,362,037

Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at September 30, 2017 and 14,473,482 shares at December 31, 2016	0	0
Additional paid in capital	96,697	77,737
Retained earnings	147,132	134,295
Treasury stock, at cost (23,142 shares at September 30, 2017 and 5,667 shares at December 31, 2016)	(544)	(127)
Accumulated other comprehensive income (loss)	1,163	(121)

Total shareholders’ equity	244,448	211,784

Total Liabilities and Shareholders’ Equity	$2,745,069	$2,573,821

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	September 30,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans including fees	$25,215	$21,749
Securities:
Taxable	1,970	2,257
Tax-exempt	692	825
Dividends	192	127

Total interest and dividend income	28,069	24,958

INTEREST EXPENSE:
Deposits	2,345	2,195
Borrowed funds	1,225	633
Subordinated debentures (includes $71 and $84 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2017 and 2016, respectively)	982	197

Total interest expense	4,552	3,025

NET INTEREST INCOME	23,517	21,933
PROVISION FOR LOAN LOSSES	1,400	622

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,117	21,311

NON-INTEREST INCOME:
Service charges on deposit accounts	1,244	1,162
Other service charges and fees	587	653
Wealth and asset management fees	952	795
Net realized gains on available-for-sale securities (includes $5 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2017 and 2016, respectively)	5	0
Net realized and unrealized gains on trading securities	160	235
Mortgage banking	237	388
Bank owned life insurance	592	281
Card processing and interchange income	942	876
Other	313	81

Total non-interest income	5,032	4,471

NON-INTEREST EXPENSES:
Salaries and benefits	9,101	8,506
Net occupancy expense	2,219	2,212
Amortization of core deposit intangible	305	347
Data processing	1,031	1,022
State and local taxes	710	595
Legal, professional, and examination fees	561	464
Advertising	495	427
FDIC insurance premiums	295	387
Core processing conversion costs	0	42
Merger costs	0	266
Card processing and interchange expenses	541	587
Other	2,360	2,241

Total non-interest expenses	17,618	17,096

INCOME BEFORE INCOME TAXES	9,531	8,686
INCOME TAX EXPENSE (includes ($23) and ($28) income tax expense from reclassification items in 2017 and 2016, respectively)	2,285	2,270

NET INCOME	$7,246	$6,416

EARNINGS PER SHARE:
Basic	$0.47	$0.44
Diluted	$0.47	$0.44
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Nine months ended
	September 30,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans including fees	$71,100	$59,478
Securities:
Taxable	6,286	7,026
Tax-exempt	2,266	2,575
Dividends	524	418

Total interest and dividend income	80,176	69,497

INTEREST EXPENSE:
Deposits	6,709	6,288
Borrowed funds	2,819	2,341
Subordinated debentures (includes $220 and $260 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2017 and 2016, respectively)	2,940	590

Total interest expense	12,468	9,219

NET INTEREST INCOME	67,708	60,278
PROVISION FOR LOAN LOSSES	3,550	2,038

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,158	58,240

NON-INTEREST INCOME:
Service charges on deposit accounts	3,499	3,149
Other service charges and fees	1,675	1,837
Wealth and asset management fees	2,775	2,298
Net realized gains on available-for-sale securities (includes $1,543 and $1,005 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2017 and 2016, respectively)	1,543	1,005
Net realized and unrealized gains on trading securities	475	265
Mortgage banking	668	706
Bank owned life insurance	1,308	807
Card processing and interchange income	2,790	2,499
Gain on sale of branch	536	0
Other	625	501

Total non-interest income	15,894	13,067

NON-INTEREST EXPENSES:
Salaries and benefits	27,008	23,905
Net occupancy expense	7,016	5,932
Amortization of core deposit intangible	967	779
Data processing	3,011	3,395
State and local taxes	2,063	1,645
Legal, professional, and examination fees	1,776	1,202
Advertising	1,527	1,306
FDIC insurance premiums	869	1,049
Prepayment penalties – long-term borrowings	0	1,506
Core processing conversion costs	0	1,597
Merger costs	0	481
Card processing and interchange expenses	1,577	1,670
Other	6,635	6,196

Total non-interest expenses	52,449	50,663

INCOME BEFORE INCOME TAXES	27,603	20,644
INCOME TAX EXPENSE (includes $463 and $262 income tax expense from reclassification items in 2017 and 2016, respectively)	7,194	5,144

NET INCOME	$20,409	$15,500

EARNINGS PER SHARE:
Basic	$1.34	$1.07
Diluted	$1.34	$1.07
DIVIDENDS PER SHARE:
Cash dividends per share	$0.495	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$7,246	$6,416	$20,409	$15,500
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreement designated as cash flow hedge:
Unrealized gain (loss) on interest rate swap, net of tax of $0 and ($17) for the three months ended September 30, 2017 and 2016, and $1 and $42 for the nine months ended September 30, 2017 and 2016	0	32	(2)	(77)
Reclassification adjustment for losses recognized in earnings, net of tax of ($25) and ($29) for the three months ended September 30, 2017 and 2016, and ($77) and ($91) for the nine months ended September 30, 2017 and 2016	46	55	143	169

	46	87	141	92

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $0 and $0 for the three months ended September 30, 2017 and 2016, and ($47) and $276 for the nine months ended September 30, 2017 and 2016	0	0	87	(513)
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $0 for the three months ended September 30, 2017 and 2016, and $484 and $323 for the nine months ended September 30, 2017 and 2016	0	0	(899)	(599)

	0	0	(812)	(1,112)

Unrealized gains on other securities available for sale:
Unrealized gains (loss) arising during the period, net of tax of $433 and ($103) for the three months ended September 30, 2017 and 2016, and ($1,111) and ($3,039) for the nine months ended September 30, 2017 and 2016	(814)	187	2,059	5,641
Reclassification adjustment for realized gains included in net income, net of tax of $2 and $0 for the three months ended September 30, 2017 and 2016, and $56 and $29 for the nine months ended September 30, 2017 and 2016	(3)	0	(104)	(54)

	(817)	187	1,955	5,587

Other comprehensive income (loss)	(771)	274	1,284	4,567

COMPREHENSIVE INCOME	$6,475	$6,690	$21,693	$20,067

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Nine months ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,409	$15,500
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,550	2,038
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	3,974	3,246
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(980)	(1,051)
Net realized gains on sales of available-for-sale securities	(1,543)	(1,005)
Net realized and unrealized gains on trading securities	(475)	(265)
Proceeds from sale of trading securities	402	468
Purchase of trading securities	(1,050)	(271)
Gain on sale of branch	(536)	0
Gain on sale of loans	(253)	(516)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(64)	117
Proceeds from sale of loans	17,978	22,329
Origination of loans held for sale	(20,001)	(23,335)
Income on bank owned life insurance, including death benefit proceeds in excess of cash surrender value	(1,308)	(807)
Stock-based compensation expense	600	628
Contribution of treasury stock	0	106
Changes in:
Accrued interest receivable and other assets	2,829	(31,192)
Accrued interest payable and other liabilities	(3,604)	(7,085)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,928	(21,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	59,347	44,360
Proceeds from sales of available-for-sale securities	15,374	4,420
Purchase of available-for-sale securities	(3,620)	(2,221)
Purchase of bank owned life insurance	(10,000)	0
Proceeds from death benefit of bank owned life insurance policies	893	0
Net cash received from sale of branch	1,079	0
Net cash paid for Lake National Bank acquisition	0	(2,866)
Loan origination and payments, net	(226,078)	(102,014)
Purchase of FHLB and other equity interests	(6,959)	(1,776)
Purchase of premises and equipment	(3,718)	(6,082)
Proceeds from the sale of premises and equipment and foreclosed assets	563	466

NET CASH USED IN BY INVESTING ACTIVITIES	(173,119)	(65,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	35,303	70,678
Certificates of deposit	8,864	(1,733)
Purchase of treasury stock	(1,360)	(23)
Cash dividends paid	(7,572)	(7,158)
Proceeds from stock offering, net of issuance costs	19,294	0
Repayment of long-term borrowings	(42,505)	(55,041)
Advances from long-term borrowings	140,000	80,000
Proceeds from issuance of subordinated debentures	0	50,000
Net change in short-term borrowings	7,659	(40,272)

NET CASH PROVIDED BY FINANCING ACTIVITIES	159,683	96,451

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,492	9,643
CASH AND CASH EQUIVALENTS, Beginning	29,183	27,261

CASH AND CASH EQUIVALENTS, Ending	$35,675	$36,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,699	$9,506
Income taxes	6,000	3,966
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$239	$49
Grant of restricted stock awards from treasury stock	943	875
Net assets transferred for sale of branch, excluding cash and cash equivalents	543	0
Net assets acquired from Lake National Bank, excluding cash and cash equivalents	0	2,866

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2017 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2016 (the “2016 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

At September 30, 2017, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and nine month periods ended September 30, 2017 and 2016.

On February 14, 2017, the Corporation’s Board of Directors granted performance-based restricted stock awards (“PBRSAs”) with a maximum of 10,000 shares to an employee. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $204 and $600 for the three and nine months ended September 30, 2017 and $216 and $628 for the three and nine months ended September 30, 2016. As of September 30, 2017, there was $1,578 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in nonvested restricted stock awards for the three months ended September 30, 2017 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	99,233	$20.68
Forfeited	(135)	25.92
Vested	(250)	18.58

Nonvested at end of period	98,848	20.68

A summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2017 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	100,726	$17.36
Granted	38,123	25.92
Forfeited	(285)	21.56
Vested	(39,716)	17.29

Nonvested at end of period	98,848	$20.68

The fair value of shares vested was $6 and $3 during the three months ended September 30, 2017 and 2016, respectively. The fair value of shares vested was $929 and $559 during the nine months ended September 30, 2017 and 2016, respectively.

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

The Corporation’s structured pooled trust preferred securities are priced using Level 3 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely, and the once-active market has become comparatively inactive. The Corporation engaged a third party consultant who has developed a model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral and default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining the security valuation. Due to market conditions as well as the limited trading activity of these types of securities, the market value of the Corporation’s structured pooled trust preferred securities are highly sensitive to assumption changes and market volatility.

The Corporation’s derivative instruments are interest rate swaps that are similar to those that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

The fair value of impaired loans with specific allocations for the allowance for loan losses is generally based on recent real estate appraisals prepared by third-parties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also adjusts appraised values based on the length of time that has passed since the appraisal date and other factors. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at September 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$121,596	$0	$121,596	$0
States and political subdivisions	143,470	0	143,470	0
Residential and multi-family mortgage	103,253	0	103,253	0
Corporate notes and bonds	17,269	0	17,269	0
Pooled SBA	38,204	0	38,204	0
Other equity securities	969	969	0	0

Total Securities Available For Sale	$424,761	$969	$423,792	$0

Interest Rate swaps	$233	$0	$233	$0

Trading Securities:
Corporate equity securities	$4,095	$4,095	$0	$0
Mutual funds	1,371	1,371	0	0
Certificates of deposit	205	205	0	0
Corporate notes and bonds	257	257	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$5,981	$5,928	$53	$0

Liabilities,
Interest rate swaps	$(475)	$0	$(475)	$0

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$140,351	$0	$140,351	$0
States and political subdivisions	157,037	0	157,037	0
Residential and multi-family mortgage	134,976	0	134,976	0
Corporate notes and bonds	17,414	0	17,414	0
Pooled trust preferred	2,049	0	0	2,049
Pooled SBA	43,037	0	43,037	0
Other equity securities	971	971	0	0

Total Securities Available For Sale	$495,835	$971	$492,815	$2,049

Interest Rate swaps	$211	$0	$211	$0

Trading Securities:
Corporate equity securities	$3,312	$3,312	$0	$0
Mutual funds	1,037	1,037	0	0
Certificates of deposit	202	202	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$4,858	$4,805	$53	$0

Liabilities,
Interest rate swaps	$(670)	$0	$(670)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2017 and 2016:

	2017	2016
Balance, July 1	$0	$1,702
Total gains or (losses):
Included in other comprehensive income (unrealized)	0	0
Sale of available-for-sale securities	0	0

Balance, September 30	$0	$1,702

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance, January 1	$2,049	$3,413
Total gains or (losses):
Included in other comprehensive income (unrealized)	134	(922)
Sale of available-for-sale securities	(2,183)	(789)

Balance, September 30	$0	$1,702

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$2,049	Discounted cash flow	Collateral default rate	0.5% in 2016 and thereafter
			Yield (weighted average)	10%
			Prepayment speed	2.0% constant prepayment rate in 2016 and thereafter

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2017 and December 31, 2016:

Fair Value Measurements at September 30, 2017 Using
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

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $668 with a valuation allowance of $657 as of September 30, 2017, resulting in a negative provision for loan losses of ($22) and ($395) for the corresponding three and nine month periods ended September 30, 2017. Impaired loans had a recorded investment of $3,120 with a valuation allowance of $1,053 as of December 31, 2016. Impaired loans carried at fair value resulted in an additional negative provision for loan losses of ($95) and ($42) for the three and nine month periods ended September 30, 2016.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$11	Discounted cash flow method	Discount used in discounted cash flow method	10% (10%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$2,067	Sales comparison approach and discounted cash flow method	Adjustment for differences between the comparable sales and discount used in discounted cash flow method	10% - 14% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2017:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$35,675	$35,675	$0	$0	$35,675
Securities available for sale	424,761	969	423,792	0	424,761
Trading securities	5,981	5,928	53	0	5,981
Loans held for sale	1,672	0	1,673	0	1,673
Net loans	2,080,725	0	0	2,056,755	2,056,755
FHLB and other equity interests	26,145	n/a	n/a	n/a	n/a
Interest rate swaps	233	0	233	0	233
Accrued interest receivable	9,378	7	3,167	6,204	9,378

LIABILITIES
Deposits	$(2,060,610)	$(1,820,972)	$(237,587)	$0	$(2,058,559)
FHLB and other borrowings	(342,158)	0	(337,913)	0	(337,913)
Subordinated debentures	(70,620)	0	(62,923)	0	(62,923)
Interest rate swaps	(475)	0	(475)	0	(475)
Accrued interest payable	(279)	0	(279)	0	(279)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2016:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$29,183	$29,183	$0	$0	$29,183
Securities available for sale	495,835	971	492,815	2,049	495,835
Trading securities	4,858	4,805	53	0	4,858
Loans held for sale	7,528	0	7,553	0	7,553
Net loans	1,857,206	0	0	1,817,341	1,817,341
FHLB and other equity interests	19,186	n/a	n/a	n/a	n/a
Interest rate swaps	211	0	211	0	211

Accrued interest receivable	8,264	6	3,014	5,244	8,264
LIABILITIES
Deposits	$(2,017,522)	$(1,786,748)	$(219,765)	$0	(2,006,513)
FHLB and other borrowings	(237,004)	0	(226,769)	0	(226,769)
Subordinated debentures	(70,620)	0	(61,831)	0	(61,831)
Deposits held for sale	(6,456)	0	(6,417)	0	(6,417)
Interest rate swaps	(670)	0	(670)	0	(670)
Accrued interest payable	(510)	0	(510)	0	(510)

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

4.	SECURITIES

Securities available for sale at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017				December 31, 2016
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$121,022	$780	$(206)	$121,596	$139,823	$1,107	$(579)	$140,351
State & political subdivisions	138,825	4,911	(266)	143,470	153,492	4,194	(649)	157,037
Residential & multi-family mortgage	103,962	485	(1,194)	103,253	136,807	551	(2,382)	134,976
Corporate notes & bonds	17,610	85	(426)	17,269	18,299	77	(962)	17,414
Pooled trust preferred	0	0	0	0	800	1,249	0	2,049
Pooled SBA	38,417	406	(619)	38,204	43,450	505	(918)	43,037
Other equity securities	1,020	0	(51)	969	1,020	0	(49)	971

Total	$420,856	$6,667	$(2,762)	$424,761	$493,691	$7,683	$(5,539)	$495,835

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Corporate equity securities	$4,095	$3,312
Mutual funds	1,371	1,037
Certificates of deposit	205	202
Corporate notes and bonds	257	254
U.S. Government sponsored entities	53	53

Total	$5,981	$4,858

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2017

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$50,112	$(204)	$3,398	$(2)	$53,510	$(206)
State & political subdivisions	3,562	(50)	1,524	(216)	5,086	(266)
Residential & multi-family mortgage	33,692	(259)	44,212	(935)	77,904	(1,194)
Corporate notes & bonds	0	(0)	9,068	(426)	9,068	(426)
Pooled SBA	4,671	(67)	18,780	(552)	23,451	(619)
Other equity securities	0	(0)	969	(51)	969	(51)

	$92,037	$(580)	$77,951	$(2,182)	$169,988	$(2,762)

December 31, 2016

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$90,380	$(579)	$0	$(0)	$90,380	$(579)
State & political subdivisions	32,353	(448)	264	(201)	32,617	(649)
Residential and multi-family mortgage	65,598	(1,255)	34,611	(1,127)	100,209	(2,382)
Corporate notes & bonds	2,089	(11)	8,476	(951)	10,565	(962)
Pooled SBA	6,481	(126)	20,560	(792)	27,041	(918)
Other equity securities	0	(0)	971	(49)	971	(49)

	$196,901	$(2,419)	$64,882	$(3,120)	$261,783	$(5,539)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$0	$2,071	$2,071	$4,054
Credit losses previously recognized on securities sold during the period	0	0	(2,071)	(1,983)
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$2,071	$0	$2,071

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

As of September 30, 2017 and December 31, 2016, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On September 30, 2017 and December 31, 2016, securities carried at $298,989 and $329,379, respectively, were pledged to secure public deposits and for other purposes as provided by law.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2017	$7,757	$76	($71)
Three months ended September 30, 2016	$0	$0	$0
Nine months ended September 30, 2017	$15,374	$1,614	($71)
Nine months ended September 30, 2016	$4,420	$1,005	$0

The tax provision related to these net realized gains was $2 and $540 during the three and nine months ended September 30, 2017 and $0 and $352 during the three and nine months ended September 30, 2016.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at September 30, 2017:

	Amortized	Fair
	Cost	Value
1 year or less	$49,501	$49,346
1 year – 5 years	164,006	167,361
5 years – 10 years	57,416	59,157
After 10 years	6,534	6,471

	277,457	282,335
Residential and multi-family mortgage	103,962	103,253
Pooled SBA	38,417	38,204

Total debt securities	$419,836	$423,792

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.	LOANS

Total net loans at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
Commercial, industrial, and agricultural	$663,944	$567,800
Commercial mortgages	656,130	574,826
Residential real estate	697,059	652,883
Consumer	78,264	74,816
Credit cards	6,249	6,046
Overdrafts	549	595
Less: unearned discount	(3,621)	(3,430)
allowance for loan losses	(17,849)	(16,330)

Loans, net	$2,080,725	$1,857,206

At September 30, 2017 and December 31, 2016, net unamortized loan (fees) costs of $(2,744) and $(1,507), respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 32% and 30% of the Corporation’s total loan portfolio at September 30, 2017 and December 31, 2016, respectively. Commercial mortgage loans comprised 31% and 31% of the Corporation’s total loan portfolio at September 30, 2017 and December 31, 2016, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 33% and 35% of the Corporation’s total loan portfolio at September 30, 2017 and December 31, 2016, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both September 30, 2017 and December 31, 2016. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the three months ended September 30, 2017 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2017	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269
Charge-offs	(20)	(22)	(130)	(703)	(39)	(63)	(977)
Recoveries	36	3	0	96	8	14	157
Provision (benefit) for loan losses	(223)	472	468	627	0	56	1,400

Allowance for loan losses, September 30, 2017	$5,356	$8,094	$2,008	$2,088	$111	$192	$17,849

Transactions in the allowance for loan losses for the nine months ended September 30, 2017 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(50)	(22)	(328)	(1,969)	(111)	(192)	(2,672)
Recoveries	167	197	73	110	23	71	641
Provision (benefit) for loan losses	(189)	1,166	610	1,732	106	125	3,550

Allowance for loan losses, September 30, 2017	$5,356	$8,094	$2,008	$2,088	$111	$192	$17,849

Transactions in the allowance for loan losses for the three months ended September 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2016	$5,218	$6,207	$2,299	$2,066	$50	$148	$15,988
Charge-offs	(86)	0	(95)	(709)	(17)	(86)	(993)
Recoveries	37	2	10	20	3	14	86
Provision (benefit) for loan losses	(24)	27	(65)	545	36	103	622

Allowance for loan losses, September 30, 2016	$5,145	$6,236	$2,149	$1,922	$72	$179	$15,703

Transactions in the allowance for loan losses for the nine months ended September 30, 2016 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(519)	(20)	(244)	(2,397)	(54)	(167)	(3,401)
Recoveries	84	7	72	94	18	54	329
Provision (benefit) for loan losses	(455)	644	(154)	1,854	18	131	2,038

Allowance for loan losses, September 30, 2016	$5,145	$6,236	$2,149	$1,922	$72	$179	$15,703

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2017 and December 31, 2016. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

September 30, 2017

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	5,236	4,186	2,008	2,088	111	192	13,821
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	120	3,908	0	0	0	0	4,028

Total ending allowance balance	$5,356	$8,094	$2,008	$2,088	$111	$192	$17,849

Loans:
Individually evaluated for impairment	$602	$51	$0	$0	$0	$0	$653
Collectively evaluated for impairment	660,461	639,965	697,059	78,264	6,249	549	2,082,547
Acquired with deteriorated credit quality	0	1,487	0	0	0	0	1,487
Modified in a troubled debt restructuring	2,881	14,627	0	0	0	0	17,508

Total ending loans balance	$663,944	$656,130	$697,059	$78,264	$6,249	$549	$2,102,195

December 31, 2016

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$188	$996	$0	$0	$0	$0	$1,184
Collectively evaluated for impairment	5,115	3,543	1,653	2,215	93	188	12,807
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	125	2,214	0	0	0	0	2,339

Total ending allowance balance	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Loans:
Individually evaluated for impairment	$775	$6,176	$0	$0	$0	$0	$6,951
Collectively evaluated for impairment	564,180	557,932	652,883	74,816	6,046	595	1,856,452
Acquired with deteriorated credit quality	205	1,527	0	0	0	0	1,732
Modified in a troubled debt restructuring	2,640	9,191	0	0	0	0	11,831

Total ending loans balance	$567,800	$574,826	$652,883	$74,816	$6,046	$595	$1,876,966

Commercial and commercial real estate loans greater than $250,000 are individually evaluated for impairment. The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

September 30, 2017

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,212	$1,213	$120
Commercial mortgage	9,995	9,611	3,908
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,089	2,270	0
Commercial mortgage	5,836	5,067	0
Residential real estate	0	0	0

Total	$20,132	$18,161	$4,028

December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,644	$1,644	$313
Commercial mortgage	16,200	15,367	3,210
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,669	1,771	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$20,513	$18,782	$3,523

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,190	$20	$20	$2,340	$34	$34
Commercial mortgage	9,724	77	77	7,253	57	57
Residential real estate	0	0	0	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,142	23	23	2,148	24	24
Commercial mortgage	4,981	33	33	2,214	17	17
Residential real estate	0	0	0	0	0	0

Total	$18,037	$153	$153	$13,955	$132	$132

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,413	$56	$56	$2,859	$36	$36
Commercial mortgage	12,497	293	293	6,331	61	61
Residential real estate	0	0	0	83	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	1,927	73	73	2,420	26	26
Commercial mortgage	2,490	100	100	3,467	20	20
Residential real estate	0	0	0	0	0	0

Total	$18,327	$522	$522	$15,160	$149	$149

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$1,885	$408	$2,734	$0
Commercial mortgages	11,526	0	5,996	0
Residential real estate	5,663	163	5,600	0
Consumer	712	0	999	0
Credit cards	0	21	0	10

Total	$19,786	$592	$15,329	$10

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans.

September 30, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,827	$486	$947	$3,260	$660,684	$663,944
Commercial mortgages	0	40	704	744	655,386	656,130
Residential real estate	1,688	1,932	4,647	8,267	688,792	697,059
Consumer	484	305	677	1,466	76,798	78,264
Credit cards	63	36	21	120	6,129	6,249
Overdrafts	0	0	0	0	549	549

Total	$4,062	$2,799	$6,996	$13,857	$2,088,338	$2,102,195

December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,558	$299	$1,294	$3,151	$564,649	$567,800
Commercial mortgages	559	0	1,516	2,075	572,751	574,826
Residential real estate	2,155	737	3,710	6,602	646,281	652,883
Consumer	648	890	974	2,512	72,304	74,816
Credit cards	105	0	10	115	5,931	6,046
Overdrafts	0	0	0	0	595	595

Total	$5,025	$1,926	$7,504	$14,455	$1,862,511	$1,876,966

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	8	$2,881	$120	7	$2,640	$125
Commercial mortgages	10	14,627	3,908	8	9,191	2,214
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	18	$17,508	$4,028	15	$11,831	$2,339

The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017. There were no loans modified as a troubled debt restructuring during the nine months ended September 30, 2016. There were four loans modified as a troubled debt restructuring during the three months ended September 30, 2017, and no loans modified as troubled debt restructurings during the three months ended September 30, 2016.

	Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	2	$324	$379
Commercial mortgages	2	6,227	6,276
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	4	$6,551	$6,655

The troubled debt restructurings described above increased the allowance for loan losses by $169 and $0 during the three months ended September 30, 2017 and 2016 and $1,324 and $0 during the nine months ended September 30, 2017 and 2016.

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

September 30, 2017

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$631,550	$9,312	$23,082	$0	$663,944
Commercial mortgages	636,522	3,129	16,479	0	656,130

Total	$1,268,072	$12,441	$39,561	$0	$1,320,074

December 31, 2016

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$531,320	$14,638	$21,831	$11	$567,800
Commercial mortgages	551,474	1,809	21,543	0	574,826

Total	$1,082,794	$16,447	$43,374	$11	$1,142,626

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$691,233	$77,552	$6,228	$647,283	$73,817	$6,036
Nonperforming	5,826	712	21	5,600	999	10

Total	$697,059	$78,264	$6,249	$652,883	$74,816	$6,046

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

Holiday’s loan portfolio is summarized as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Consumer	$22,393	$24,026
Residential real estate	0	1,209
Less: unearned discount	(3,621)	(3,430)

Total	$18,772	$21,805

6. DEPOSITS

Total deposits at September 30, 2017 and December 31, 2016 are summarized as follows:

	Percentage Change	September 30, 2017	December 31, 2016
Checking, non-interest bearing	8.1%	$313,543	$289,922
Checking, interest bearing	4.7%	569,087	543,388
Savings accounts	(1.6%)	938,342	953,438
Certificates of deposit	3.8%	239,638	230,774

	2.1%	$2,060,610	$2,017,522

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2017 and 2016, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic earnings per common share computation:
Net income per consolidated statements of income	$7,246	$6,416	$20,409	$15,500
Net earnings allocated to participating securities	(40)	(40)	(120)	(101)

Net earnings allocated to common stock	$7,206	$6,376	$20,289	$15,399

Distributed earnings allocated to common stock	$2,506	$2,370	$7,521	$7,107
Undistributed earnings allocated to common stock	4,700	4,006	12,768	8,292

Net earnings allocated to common stock	$7,206	$6,376	$20,289	$15,399

Weighted average common shares outstanding, including shares considered participating securities	15,285	14,464	15,188	14,453
Less: Average participating securities	(78)	(82)	(84)	(85)

Weighted average shares	15,207	14,382	15,104	14,368

Basic earnings per common share	$0.47	$0.44	$1.34	$1.07

Diluted earnings per common share computation:
Net earnings allocated to common stock	$7,206	$6,376	$20,289	$15,399

Weighted average shares and dilutive potential common shares	15,207	14,382	15,104	14,368

Diluted earnings per common share	$0.47	$0.44	$1.34	$1.07

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At September 30, 2017, the variable rate on the subordinated debt was 2.87% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of September 30, 2017 and December 31, 2016, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

		Fair value as of
	Balance Sheet	September 30,	December 31,
	Location	2017	2016
Interest rate contracts	Accrued interest and other liabilities	$(242)	$(459)

For the Three Months Ended September 30, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$46	Interest expense – subordinated debentures	($71)	Other income	$0
For the Nine Months Ended September 30, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$141	Interest expense – subordinated debentures	($220)	Other income	$0
For the Three Months Ended September 30, 2016	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$87	Interest expense – subordinated debentures	($84)	Other income	$0
For the Nine Months Ended September 30, 2016	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$92	Interest expense – subordinated debentures	($260)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $270. As of September 30, 2017 and December 31, 2016, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The Corporation pledged cash collateral to another financial institution with a balance $750 as of both September 30, 2017 and December 31, 2016. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of September 30, 2017 and December 31, 2016:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2017
3rd Party interest rate swaps	$14,559	8.3	4.43%	1 month LIBOR + 2.35%	$233	(a)
Customer interest rate swaps	14,559	8.3	4.43%	1 month LIBOR + 2.35%	233	(b)
December 31, 2016
3rd Party interest rate swaps	$14,814	9.0	4.43%	1 month LIBOR + 2.35%	$211	(a)
Customer interest rate swaps	14,814	9.0	4.43%	1 month LIBOR + 2.35%	211	(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.	COMMON STOCK ISSUANCE

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

In August 2017, the FASB issued an update (ASU 2017-12, Derivatives and Hedging) to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 also includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. The adoption of ASU 2017-12 is not expected to have a material effect on the Corporation’s financial statements.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2016, included in its 2016 Form 10-K, and in conjunction with the Consolidated

Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017, or any future period.

GENERAL OVERVIEW

Management concentrates on return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment and the slope of the interest rate yield curve will continue to play an important role in the future earnings of the Corporation. Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2017 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2017.

On May 19, 2017, CNB completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. CNB transferred loans totaling $7.8 million, fixed assets totaling $100 thousand, and deposits totaling $7.4 million in conjunction with the sale of the branch and realized a gain of $536 thousand based on the 8% deposit premium paid by First Federal Community Bank.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $35.7 million at September 30, 2017 compared to $29.2 million at December 31, 2016. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities decreased by $70.0 million or 14.0% since December 31, 2016, and associated cash proceeds were used primarily to fund loan growth. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $225.0 million, or 12.0%, during the first nine months of 2017. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2017.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

The table below shows activity within the allowance account for the specified periods (in thousands):

	Nine months ending September 30, 2017	Year ending December 31, 2016	Nine months ending September 30, 2016
Balance at beginning of period	$16,330	$16,737	$16,737

Charge-offs:
Commercial, industrial, and agricultural	(50)	(601)	(519)
Commercial mortgages	(22)	(201)	(20)
Residential real estate	(328)	(499)	(244)
Consumer	(1,969)	(3,324)	(2,397)
Credit cards	(111)	(96)	(54)
Overdrafts	(192)	(240)	(167)

	(2,672)	(4,961)	(3,401)

Recoveries:
Commercial, industrial, and agricultural	167	89	84
Commercial mortgages	197	8	7
Residential real estate	73	93	72
Consumer	110	122	94
Credit cards	23	22	18
Overdraft deposit accounts	71	71	54

	641	405	329

Net charge-offs	(2,031)	(4,556)	(3,072)

Provision for loan losses	3,550	4,149	2,038

Balance at end of period	$17,849	$16,330	$15,703

Loans, net of unearned	$2,098,574	$1,873,536	$1,800,858
Allowance to net loans	0.85%	0.87%	0.87%
Net charge-offs to average loans (annualized)	0.14%	0.27%	0.24%
Nonperforming assets	$20,583	$16,354	$16,542
Nonperforming % of total assets	0.75%	0.64%	0.65%

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

During the three and nine months ended September 30, 2017, the Corporation recorded a provision for loan losses of $1.4 million and $3.6 million, as compared to a provision for loan losses of $622 thousand and $2.0 million for the three and nine months ended September 30, 2016. Net chargeoffs during the three and nine months September 30, 2017 were $820 thousand and $2.0 million, compared to net chargeoffs of $907 thousand and $3.1 million for the three and nine months ended September 30, 2016. CNB Bank net chargeoffs totaled $392 thousand and $1.0 million during the nine months ended September 30, 2017 and 2016, or .03% and .08%, respectively, of average CNB Bank loans. Holiday Financial Services recorded net chargeoffs totaling $1.6 million and $2.0 million during the nine months ended September 30, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in 2017 related to this loan was $1.2 million, including $553 thousand in the first quarter, $603 thousand in the second quarter, and $169 thousand in the third quarter, which was based on the most current financial information from the borrower as of each period end.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at September 30, 2017.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $43.1 million from $2.018 billion at December 31, 2016 to $2.061 billion at September 30, 2017.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

In September 2016, the Corporation completed a private placement of $50 million in aggregate principal amount of fixed-to-floating rate subordinated notes. The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 455 basis points. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The BBB- rating was affirmed by Kroll Bond Rating Agency in conjunction with its annual surveillance review in the third quarter of 2017. The Corporation injected the net proceeds from the subordinated notes into its bank subsidiary, CNB Bank, and intends to use the capital for general corporate purposes, including loan growth, additional liquidity, and working capital.

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

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through September 30, 2017. Total shareholders’ equity was $244.4 million at September 30, 2017 and $211.8 million at December 31, 2016. In the first nine months of 2017, the Corporation earned $20.4 million and declared dividends of $7.6 million, resulting in a dividend payout ratio of 37.1% of net income.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Total risk-based capital ratio	14.45%	14.05%
Tier 1 capital ratio	11.12%	10.49%
Common equity tier 1 ratio	10.14%	9.41%
Leverage ratio	8.44%	7.85%
Tangible common equity/tangible assets (1)	7.54%	6.72%
Book value per share	$15.99	$14.64
Tangible book value per share (1)	$13.34	$11.76

(1)	Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except share and per share data).

	September 30, 2017	December 31, 2016
Shareholders’ equity	$244,448	$211,784
Less goodwill	38,730	38,730
Less core deposit intangible	1,888	2,854

Tangible common equity	$203,830	$170,200

Total assets	$2,745,069	$2,573,821
Less goodwill	38,730	38,730
Less core deposit intangible	1,888	2,854

Tangible assets	$2,704,451	$2,532,237

Ending shares outstanding	15,285,236	14,467,815
Tangible book value per share	$13.34	$11.76
Tangible common equity/tangible assets	7.54%	6.72%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$56,294	$228,379	$57,283	$202,883
Unused lines of credit	0	114,473	0	105,779
Standby letters of credit	0	14,221	0	4,618

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at September 30, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 9 months to 15 years. The fixed rate loan commitments at December 31, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 3 months to 15 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. In February 2017, the Corporation entered into a subscription agreement with Tecum Capital Partners II, LP (“Tecum”) and committed to invest $3,000 as a limited partner in the fund. Oxer and Tecum are Small Business Investment Companies (SBIC) that are licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of September 30, 2017, the Corporation has invested $3,954 of its total $8,000 commitment in Oxer and Tecum.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $7.2 million in the third quarter of 2017 and $6.4 million in the third quarter of 2016. The earnings per diluted share were $0.47 in the third quarter of 2017 and $0.44 in the third quarter of 2016. The annualized return on assets and return on equity for the third quarter of 2017 are 1.06% and 11.88% compared to 1.01% and 11.92% for the third quarter of 2016. Earnings in the third quarter of 2016 were impacted by core processing conversion costs of $42 thousand and merger costs of $266 thousand.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.82% and 3.88% for the quarters ended September 30, 2017 and 2016, respectively. Total interest and dividend income increased from $25.0 million for the third quarter of 2016 to $28.1 million for the third quarter of 2017. In addition, the Corporation recorded $767 thousand in interest expense for the third quarter of 2017 resulting from the issuance of $50 million in subordinated debt on September 29, 2016 to help support balance sheet growth.

PROVISION FOR LOAN LOSSES

During the quarter ended September 30, 2017, the Corporation recorded a provision for loan losses of $1.4 million, as compared to a provision for loan losses of $622 thousand for the quarter ended September 30, 2016. Net chargeoffs in the third quarter of 2017 were $820 thousand, compared to net chargeoffs of $907 thousand in the third quarter of 2016. CNB Bank recorded net chargeoffs of $334 thousand and $387 thousand during the quarters ended September 30, 2017 and 2016, respectively.    Holiday Financial Services Corporation recorded net chargeoffs totaling $486 thousand and $583 thousand during the quarters ended September 30, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in the third quarter of 2017 related to this loan was $169 thousand, which was based on the most current financial information available from the borrower at the period end.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2017.

NON-INTEREST INCOME

Net realized and unrealized gains on trading securities were $160 thousand during the quarter ended September 30, 2017, compared to net realized and unrealized gains of $235 thousand during the quarter ended September 30, 2016. As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $952 thousand in the third quarter of 2017, an increase of 19.7% from $795 thousand in the third quarter of 2016.

During the quarter ended September 30, 2017, the Corporation recorded $592 thousand in income from bank owned life insurance policies, compared to $281 thousand in the third quarter of 2016, including $301 thousand representing the death proceeds on life insurance policies in excess of the cash surrender value.

NON-INTEREST EXPENSES

Total non-interest expenses were $17.6 million and $17.1 million during the quarters ended September 30, 2017 and 2016, respectively. Included in non-interest expenses in the third quarter of 2016 were $308 thousand of non-recurring items, with merger related expenses of $266 thousand and costs associated with our core processing system upgrade of $42 thousand.

Salaries and benefits expense increased $595 thousand, or 7.0%, during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. As of September 30, 2017, the Corporation had 490 full-time equivalent staff, compared to 471 full-time equivalent staff as of September 30, 2016. The staff added during this period included 17 employees for the Corporation’s newest division, BankOnBuffalo.

INCOME TAX EXPENSE

Income tax expense was $2.3 million in both the third quarter of 2017 and 2016, resulting in effective tax rates of 24.0% and 26.1% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and the effect of tax credits passed through limited partnerships in which the Corporation is invested.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED

Dollars in thousands

	September 30, 2017			September 30, 2016
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$328,947	2.56%	$6,286	$403,672	2.36%	$7,026
Tax-Exempt (1,2)	112,581	4.12%	3,415	126,036	4.22%	3,855
Equity Securities (1,2)	25,988	3.64%	710	19,207	3.92%	564

Total securities	467,516	2.99%	10,411	548,915	2.80%	11,445

Loans:
Commercial (2)	624,835	4.94%	23,132	505,316	4.79%	18,146
Mortgage (2)	1,287,359	4.49%	43,317	1,087,788	4.46%	36,387
Consumer	80,212	9.44%	5,682	84,450	9.27%	5,874

Total loans (3)	1,992,406	4.83%	72,131	1,677,554	4.80%	60,407

Total earning assets	2,459,922	4.48%	$82,542	2,226,469	4.31%	$71,852

Non interest-bearing assets:
Cash and due from banks	28,282			30,816
Premises and equipment	50,287			42,179
Other assets	136,815			103,151
Allowance for loan losses	(17,086)			(16,431)

Total non interest-bearing assets	198,298			159,715

TOTAL ASSETS	$2,658,220			$2,386,184

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$550,619	0.35%	$1,449	$505,620	0.35%	$1,330
Savings	962,488	0.48%	3,454	952,091	0.46%	3,307
Time	231,305	1.04%	1,806	208,164	1.06%	1,651

Total interest-bearing deposits	1,744,412	0.51%	6,709	1,665,875	0.50%	6,288
Short-term borrowings	137,991	1.05%	1,082	105,809	0.62%	493
Long-term borrowings	143,797	1.61%	1,737	87,010	2.83%	1,848
Subordinated debentures	70,620	5.55%	2,940	20,620	3.82%	590

Total interest-bearing liabilities	2,096,820	0.79%	$12,468	1,879,314	0.65%	$9,219

Demand—non interest-bearing	296,517			262,728
Other liabilities	27,943			32,779

Total liabilities	2,421,280			2,174,821
Shareholders’ equity	236,940			211,363

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,658,220			$2,386,184

Interest income/Earning assets		4.48%	$82,542		4.31%	$71,852
Interest expense/Interest-bearing liabilities		0.79%	12,468		0.65%	9,219

Net interest spread		3.69%	$70,074		3.66%	$62,633

Interest income/Earning assets		4.48%	82,542		4.31%	71,852
Interest expense/Earning assets		0.68%	12,468		0.55%	9,219

Net interest margin		3.80%	$70,074		3.76%	$62,633

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

Nine Months Ended September 30, 2017 and 2016

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $20.4 million in the nine months ended September 30, 2017 compared to $15.5 million for the same period of 2016. The earnings per diluted share were $1.34 for the nine months ended September 30, 2017 and $1.07 for the nine months ended September 30, 2016. The annualized return on assets and return on equity for the nine months ended September 30, 2017 are 1.02% and 11.48%, compared to 0.87% and 9.78%, respectively, for the same period of 2016.

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

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.80% and 3.76% for the nine months ended September 30, 2017 and 2016, respectively. The yield on earning assets increased 17 basis points from 4.31% for the nine months ended September 30, 2016 to 4.48% for the nine months ended September 30, 2017. Total interest and dividend income increased from $69.5 million for the nine months ended September 30, 2016 to $80.2 million for the nine months ended September 30, 2017. In addition, the Corporation recorded $2.3 million in interest expense for the nine months ended September 30, 2017 resulting from the issuance of $50 million in subordinated debt on September 29, 2016 to help support balance sheet growth.

PROVISION FOR LOAN LOSSES

During the nine months ended September 30, 2017, the Corporation recorded a provision for loan losses of $3.6 million, as compared to a provision for loan losses of $2.0 million for the same period of 2016. Net chargeoffs in the first nine months of 2017 were $2.0 million, compared to net chargeoffs of $3.1 million in the first nine months of 2016. CNB Bank recorded net chargeoffs of $392 thousand and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively.    Holiday Financial Services Corporation recorded net chargeoffs totaling $1.6 million and $2.0 million during the nine months ended September 30, 2017 and 2016, respectively.

In the first quarter of 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in 2017 related to this loan was $1.3 million, including $553 thousand in the first quarter, $603 thousand in the second quarter, and $169 thousand in the third quarter, which was based on the most current financial information available from the borrower as of each period end.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2017.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities for the nine months ended September 30, 2017 were $1.5 million, including $1.4 million on the sale of two structured pooled trust preferred securities. Net realized gains on available-for-sale securities for the nine months ended September 30, 2016 were $1.0 million, including $922 thousand on the sale of two structured pooled trust preferred securities.

As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $2.8 million in the first nine months of 2017, an increase of 20.8% from $2.3 million in the first nine months of 2016. During the nine months ended September 30, 2017, the Corporation recorded $1.3 million in income from bank owned life insurance policies, compared to $807 thousand for the same period of 2016, including $301 thousand representing the death proceeds on life insurance policies in excess of the cash surrender value.

NON-INTEREST EXPENSES

Total non-interest expenses were $52.4 million and $50.7 million during the nine months ended September 30, 2017 and 2016, respectively. Included in non-interest expenses during the nine months ended September 30, 2016 were $3.6 million of non-recurring items, with merger related expenses of $481 thousand, costs associated with our core processing system upgrade of $1.6 million, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million.

Salaries and benefits expense increased $3.1 million, or 13.0%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As of September 30, 2017, the Corporation had 490 full-time equivalent staff, compared to 471 full-time equivalent staff as of September 30, 2016. The staff added during this period included 17 employees for the Corporation’s newest division, BankOnBuffalo. Occupancy expenses increased $1.1 million, or 18.3%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, resulting primarily from two locations acquired from Lake National Bank in Mentor, Ohio in July 2016, as well as locations in Worthington, Ohio; Ashtabula, Ohio; Blair County, Pennsylvania; and Buffalo, New York that have been opened since the end of the third quarter of 2016.

INCOME TAX EXPENSE

Income tax expense was $7.2 million during the nine months ended September 30, 2017 and $5.1 million during the nine months ended September 30, 2016, resulting in effective tax rates of 26.1% and 24.9% for the periods, respectively. The effective rates for the periods differed from the federal statutory rate of 35.0% principally as a result of tax exempt income from securities and loans, earnings from bank owned life insurance, and the effect of tax credits passed through limited partnerships in which the Corporation is invested.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of September 30, 2017, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the current interest rate environment, the -300 and -400 scenarios have been excluded from the table.

September 30, 2017
Change in Basis Points	% Change in Net Interest Income
400	(5.0%)
300	(3.3%)
100	(0.7%)
(100)	(1.6%)

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

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the six months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2017	—	—	—	400,026
August 1 – 31, 2017	—	—	—	400,026
September 1 – 30, 2017	—	—	—	400,026

(1)	The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of September 30, 2017, there were 400,026 shares remaining in the program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s current report on Form 8-K filed April 24, 2017, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2017	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: November 9, 2017	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)