Form 10-K
period 2017-12-31
CNB FINANCIAL CORP/PA
filed 2018-03-08
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission File Number 0-13396

CNB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2017:

$344,353,260

The number of shares outstanding of the registrant’s common stock as of March 5, 2018:

15,284,339 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 17, 2018 are incorporated by reference into Part III.

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

CNB Bank

CNB Bank (the “Bank”) was originally chartered as a national bank in 1934 and is now a a Pennsylvania-chartered bank. In February 2017, the Bank completed construction of a full service branch location in Duncansville, Pennsylvania and concurrently closed its loan production office in Hollidaysburg, Pennsylvania. The full service branch is being operated as part of the CNB Bank franchise.

ERIEBANK, a division of CNB Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank is continuing to operate these 2 branch locations within its ERIEBANK franchise. In February 2017, the Corporation completed construction of a full service branch location in Ashtabula, Ohio, which is also operating within the ERIEBANK franchise.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. In 2017, the Bank sold its Mount Hope branch of FCBank to First Federal Community Bank of Dover, Ohio. The Bank currently operates seven branch locations and one loan production office as FCBank, a division of CNB Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the state of New York as BankOnBuffalo, a division of CNB Bank. The Bank opened a loan production office in Buffalo, New York in May 2016, which was closed in February 2017 with the concurrent opening of a full service location in downtown Buffalo in February 2017. Full service locations in Williamsville, New York and Orchard Park, New York were opened in the fourth quarter of 2017.

The Bank has 41 full service branch offices and one loan production offices located in various communities in its market area. CNB Bank’s primary market area includes the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. As BankOnBuffalo, a division of CNB Bank, the Bank operates in Erie and Niagara counties, New York.

The Bank is a full service bank engaging in a full range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, and time deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services. The Bank’s Private Client Solutions division offers a full range of client services, including private banking and wealth and asset management.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Pennsylvania Department of Banking and is regulated under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”), as its primary federal regulator. The Corporation and Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the

“Dodd-Frank Act”), the Consumer Financial Protection Bureau (“CFPB”) is authorized to write rules on consumer financial products and services which could affect the operations of the Bank and Holiday Financial Services Corporation. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those “so closely related to banking as to be a proper incident thereto” as well as certain additional activities deemed “financial in nature or incidental to such financial activity” or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of the depository institution or the financial system. The Corporation must obtain permission from or provide notice to the Federal Reserve Board prior to engaging in most new business activities.

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

Source of Strength Doctrine

Under Section 616 of the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of financial and managerial strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

Identity Theft

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

Capital Adequacy

The Capital Rules of the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency, generally implement the Basel Committee on Banking Supervision’s capital framework, referred to as Basel III, for strengthening international capital standards. The Capital Rules revise the definitions and components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets.

The Capital Rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital, add a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•	implement the capital conservation buffer beginning January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1,

2019. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

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

Compliance with the Capital Rules was required beginning January 1, 2015, for most banking organizations including the Corporation, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The Corporation implemented the Capital Rules on January 1, 2015, and continues to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

In November 2017, the FRB finalized a rule extending the currently applicable capital rules for non-advanced approaches institutions, including the treatment of mortgage servicing assets. This rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from the Bank. Declaration and payment of cash dividends depends upon cash dividend payments to the Corporation by the Bank, which is our primary source of revenue and cash flow. Accordingly, the right of the Corporation, and consequently the right of our creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

As a Pennsylvania state-chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.

The payment of dividends by the Bank and the Corporation may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory requirements. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Prompt Corrective Action and Safety and Soundness

Under applicable “prompt corrective action” (“PCA”) statutes and regulations, depository institutions are placed into one of five capital categories, ranging from “well capitalized” to “critically undercapitalized.” The PCA statute and regulations provide for progressively more stringent supervisory measures as an insured depository institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized depository institution must submit an acceptable restoration plan to the appropriate federal banking agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations.

At December 31, 2017, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

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

Restrictions on Transactions with Affiliates and Insiders

The Bank and Corporation are subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act and their implementing Regulation W. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases by the Bank of securities issued by an affiliate, purchases by the Bank of assets from an affiliate (except as may be exempted by order or regulation), the Bank’s acceptance of securities issued by an affiliate as collateral and the Bank’s acceptance of a guarantee, the Bank’s acceptance of letters of credit on behalf of an affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

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

The FDIC uses a risk-based assessment system that imposes insurance premiums based on a risk matrix that takes into account the bank’s capital level and supervisory rating. The base for insurance assessments is the average consolidated total assets less tangible equity capital of a financial institution. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. FDIC deposit insurance expense also includes deposit insurance assessments and FICO assessments related to outstanding FICO bonds.

Financial Privacy and Data Security

The Corporation is subject to federal laws, including the Gramm-Leach-Bliley Act and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated financial institutions. These provisions require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of opt-out or opt-in authorizations.

The Gramm-Leach-Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information. Further, pursuant to interpretive guidance issued under the Gramm-Leach-Bliley Act and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Corporation and the Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Bank has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction

(including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

As of December 31, 2017, the Corporation had a total of 528 employees of which 481 were full time and 47 were part time.

Executive Officers

The Corporation’s named executive officers, their ages, and their principal occupations are as follows:

Name	Age	Principal Occupation

Joseph B. Bower, Jr.	54

President and Chief Executive Officer, CNB Bank and CNB Financial Corporation, since January 1, 2010; and previously, Secretary, CNB Financial Corporation and Executive Vice President and Chief Operating Officer, CNB Bank.

Richard L. Greslick, Jr.	41

Senior Executive Vice President/Chief Operating Officer, CNB Bank since December 2012 and Secretary, CNB Financial Corporation, since July 2010; previously, Senior Vice President/Administration since July 2010; Vice President/Operations since 2007; and previously Controller, CNB Bank and CNB Financial Corporation.

Mark D. Breakey	59	Senior Executive Vice President and Chief Credit Officer, CNB Bank since 2003.

Joseph E. Dell, Jr.	61

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

Brian W. Wingard	43

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

Average Balances and Net Interest Margin

(Dollars in thousands)

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$318,481	2.58%	$8,165	$380,534	2.44%	$9,134	$485,792	2.29%	$10,977
Tax-Exempt (1, 2)	109,630	4.18%	4,493	124,360	4.24%	5,103	133,789	4.32%	5,680
Equity Securities (1, 2)	26,270	3.72%	976	19,277	4.09%	788	14,108	5.84%	824

Total Securities	454,381	3.02%	13,634	524,171	2.93%	15,025	633,689	2.80%	17,481

Loans
Commercial (2)	645,357	4.93%	31,844	522,345	4.63%	24,201	449,970	4.78%	21,507
Mortgage (2)	1,296,548	4.54%	58,899	1,110,287	4.54%	50,437	937,978	4.62%	43,341
Consumer	81,383	9.42%	7,668	84,592	9.14%	7,730	72,215	10.68%	7,714

Total Loans (3)	2,023,288	4.86%	98,411	1,717,224	4.80%	82,368	1,460,163	4.97%	72,562

Total earning assets	2,477,669	4.53%	$112,045	2,241,395	4.37%	$97,393	2,093,852	4.32%	$90,043

Non-Interest Earning Assets
Cash & Due From Banks	28,204			29,869			26,787
Premises & Equipment	50,377			43,758			37,683
Other Assets	138,754			121,554			91,046
Allowance for Loan Losses	(17,473)			(16,336)			(17,487)

Total Non-Interest Earning Assets	199,862			178,845			138,029

Total Assets	$2,677,531			$2,420,240			$2,231,881

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – interest bearing	$550,922	0.36%	$1,976	$513,445	0.35%	$1,801	$451,784	0.35%	$1,602
Savings	953,960	0.49%	4,643	954,010	0.46%	4,429	942,916	0.50%	4,734
Time	252,176	1.07%	2,693	214,684	1.04%	2,240	196,661	1.10%	2,162

Total interest bearing deposits	1,757,058	0.53%	9,312	1,682,139	0.50%	8,470	1,591,361	0.53%	8,498
Short-term borrowings	122,758	1.09%	1,344	99,075	0.57%	565	62,136	0.26%	161
Long-term borrowings	158,782	1.69%	2,677	81,937	2.95%	2,416	77,874	3.93%	3,061
Subordinated Debentures	70,620	5.71%	4,032	33,120	4.76%	1,577	20,620	3.64%	751

Total interest bearing liabilities	2,109,218	0.82%	$17,365	1,896,271	0.69%	$13,028	1,751,991	0.71%	$12,471

Demand – non-interest bearing	300,942			267,876			257,842
Other liabilities	28,148			44,035			24,361

Total Liabilities	2,438,308			2,208,182			2,034,194
Shareholders’ Equity	239,223			212,058			197,687

Total Liabilities and Shareholders’ Equity	$2,677,531			$2,420,240			$2,231,881

Interest Income/Earning Assets		4.53%	$112,045		4.37%	$97,393		4.32%	$90,043
Interest Expense/Interest Bearing Liabilities		0.82%	17,365		0.69%	13,028		0.71%	12,471

Net Interest Spread		3.71%	$94,680		3.68%	$84,365		3.61%	$77,572

Interest Income/Earning Assets		4.53%	$112,045		4.37%	$97,393		4.32%	$90,043
Interest Expense/Earning Assets		0.71%	17,365		0.59%	13,028		0.59%	12,471

Net Interest Margin		3.82%	$94,680		3.78%	$84,365		3.73%	$77,572

1.

Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.

Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 35%. Interest income has been increased by $3,488, $3,078, and $2,865 for the years ended December 31, 2017, 2016, and 2015, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.

Average outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $3,001, $3,170, and $2,447 for the years ended December 31, 2017, 2016, and 2015, respectively.

Net Interest Income Rate-Volume Variance (Dollars in thousands)	For Twelve Months Ended December 31, 2017 over (under) 2016 Due to Change In (1)			For Twelve Months Ended December 31, 2016 over (under) 2015 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets

Securities:
Taxable	$(1,392)	$423	$(969)	$(2,404)	$561	$(1,843)
Tax-Exempt (2)	(541)	(69)	(610)	(472)	(105)	(577)
Equity Securities (2)	286	(98)	188	302	(338)	(36)

Total Securities	(1,647)	256	(1,391)	(2,574)	118	(2,456)
Loans
Commercial (2)	5,699	1,944	7,643	3,459	(765)	2,694
Mortgage (2)	8,461	1	8,462	7,962	(866)	7,096
Consumer	(293)	231	(62)	1,322	(1,306)	16

Total Loans	13,867	2,176	16,043	12,743	(2,937)	9,806

Total Earning Assets	$12,220	$2,432	$14,652	$10,169	$(2,819)	$7,350

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$131	$44	$175	$219	$(20)	$199
Savings	0	214	214	56	(361)	(305)
Time	391	62	453	198	(120)	78

Total Interest Bearing Deposits	522	320	842	473	(501)	(28)
Short-Term Borrowings	135	644	779	96	308	404
Long-Term Borrowings	2,266	(2,005)	261	160	(805)	(645)
Subordinated Debentures	1,786	669	2,455	455	371	826

Total Interest Bearing Liabilities	$4,709	$(372)	$4,337	$1,184	$(627)	$557

Change in Net Interest Income	$7,511	$2,804	$10,315	$8,985	$(2,192)	$6,793

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.
2.	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

Securities

(Dollars In Thousands)	December 31, 2017				December 31, 2016				December 31, 2015
	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value	Amortized Cost	Unrealized		Market Value
		Gains	Losses			Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Government Sponsored Entities	$108,578	$478	$(908)	$108,148	$139,823	$1,107	$(579)	$140,351	$141,300	$1,579	$(1,128)	$141,751
State and Political Subdivisions	134,428	3,609	(314)	137,723	153,492	4,194	(649)	157,037	165,828	6,234	(243)	171,819
Residential and multi-family mortgage	111,214	304	(1,882)	109,636	136,807	551	(2,382)	134,976	160,316	1,060	(3,394)	157,982
Corporate notes and bonds	17,610	52	(462)	17,200	18,299	77	(962)	17,414	19,794	165	(1,271)	18,688
Pooled trust preferred	0	0	0	0	800	1,249	0	2,049	800	2,613	0	3,413
Pooled SBA	36,260	355	(575)	36,040	43,450	505	(918)	43,037	51,556	760	(907)	51,409
Other securities	1,020	0	(58)	962	1,020	0	(49)	971	1,020	0	(39)	981

	$409,110	$4,798	$(4,199)	$409,709	$493,691	$7,683	$(5,539)	$495,835	$540,614	$12,411	$(6,982)	$546,043

Maturity Distribution of Investment Securities

(Dollars In Thousands)

December 31, 2017

	Within One Year	After One But Within Five Years			After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Securities Available for Sale (2)
U.S. Government Sponsored Entities	$24,063	1.30%	$72,131	2.07%	$11,954	2.14%
State and Political Subdivisions	18,617	4.23%	75,914	4.33%	38,028	4.56%	$5,164	4.83%
Corporate notes and bonds	7,459	2.73%	7,030	2.45%	1,771	2.68%	940	2.60%
Pooled SBA									$36,040	2.67%
Residential and multi-family mortgage									109,636	2.26%

TOTAL	$50,139	2.60%	$155,075	3.19%	$51,753	3.94%	$6,104	4.49%	$145,676	2.36%

(1)

The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 35%.

(2)	The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

LOAN PORTFOLIO

(Dollars in thousands)

A. TYPE OF LOAN

	2017	2016	2015	2014	2013
Commercial, industrial and agricultural	$749,138	$567,800	$475,364	$428,458	$427,715
Commercial mortgages	600,065	574,826	448,179	352,752	343,465
Residential real estate	713,347	652,883	574,225	502,317	459,114
Consumer	80,193	74,816	78,345	69,648	63,491
Credit cards	6,753	6,046	5,201	5,233	5,065
Overdrafts	352	595	1,040	1,188	409

Gross loans	2,149,848	1,876,966	1,582,354	1,359,596	1,299,259
Less: unearned income	3,889	3,430	4,556	4,307	3,896

Total loans net of unearned	$2,145,959	$1,873,536	$1,577,798	$1,355,289	$1,295,363

B. LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2017
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$9,310	$70,215	$70,972	$150,497
Loans With Floating Interest Rate	27,018	70,207	501,416	598,641

	$36,328	$140,422	$572,388	$749,138

C. RISK ELEMENTS

	2017	2016	2015	2014	2013
Loans on nonaccrual basis	$19,232	$15,329	$12,159	$9,190	$11,573
Accruing loans which are contractually past due 90 days or more as to interest or principal payment	477	10	105	213	344
Performing troubled debt restructurings	8,344	8,710	9,304	14,771	8,006

	$28,053	$24,049	$21,568	$24,174	$19,923

Interest income recorded on the nonaccrual loans for the year ended December 31, 2017 was $660. Additional interest income which would have been recorded on nonaccrual loans had they been on accrual status was $198 for the year ended December 31, 2017.

Loans are placed in nonaccrual status when the interest or principal is 90 days past due, unless the loan is in collection, well secured and it is believed that there will be no loss of interest or principal.

At December 31, 2017, there were $20,795 in special mention loans, $33,325 in substandard loans, and $0 in doubtful loans which are considered problem loans. These loans are not included in the table above. In the opinion of management, these loans are adequately secured and losses are believed to be minimal.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

Analysis of the Allowance for Loan Losses
Years Ended December 31,	2017	2016	2015	2014	2013

Balance at beginning of Period	$16,330	$16,737	$17,373	$16,234	$14,060
Charge-Offs:
Commercial, industrial and agricultural	544	601	307	618	958
Commercial mortgages	116	201	486	50	1,931
Residential real estate	466	499	632	436	467
Consumer	2,555	3,324	1,956	1,744	1,919
Credit cards	144	96	116	78	97
Overdrafts	252	240	221	256	258

	4,077	4,961	3,718	3,182	5,630
Recoveries:
Commercial, industrial and agricultural	235	89	267	1	7
Commercial mortgages	197	8	52	210	1,430
Residential real estate	78	93	8	41	5
Consumer	161	122	96	93	114
Credit cards	27	22	14	25	16
Overdrafts	87	71	85	111	94

	785	405	522	481	1,666

Net charge-offs	(3,292)	(4,556)	(3,196)	(2,701)	(3,964)
Provision for loan losses	6,655	4,149	2,560	3,840	6,138

Balance at end of period	$19,693	$16,330	$16,737	$17,373	$16,234

Percentage of net charge-offs during the period to average loans outstanding	0.16%	0.27%	0.22%	0.21%	0.38%

The provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve for probable incurred losses. Management’s judgment is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars In Thousands)

	2017		2016		2015		2014		2013
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$6,160	34.85%	$5,428	30.25%	$6,035	30.25%	$7,114	30.04%	$8,212	32.92%
Commercial mortgages	9,007	27.91%	6,753	30.63%	5,605	30.63%	5,310	28.32%	3,536	26.44%
Residential real estate	2,033	33.18%	1,653	34.78%	2,475	34.78%	2,479	36.29%	2,450	35.34%
Consumer	2,179	3.73%	2,215	3.99%	2,371	3.99%	2,205	4.95%	1,763	4.89%
Credit Cards	120	0.31%	93	0.32%	90	0.32%	71	0.33%	66	0.38%
Overdrafts	194	0.02%	188	0.03%	161	0.03%	194	0.07%	207	0.03%

Total	$19,693	100.00%	$16,330	100.00%	$16,737	100.00%	$17,373	100.00%	$16,234	100.00%

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.

With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. Consumer and mortgage loans are allocated using historical loss experience.

DEPOSITS

(Dollars In Thousands)

	Year Ended December 31,
	2017		2016		2015
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$300,942		$267,876		$257,842
Demand – Interest Bearing	550,922	0.36%	513,445	0.35%	451,784	0.35%
Savings Deposits	953,960	0.49%	954,010	0.46%	942,916	0.50%
Time Deposits	252,176	1.07%	214,684	1.04%	196,661	1.10%

TOTAL	$2,058,000		$1,950,015		$1,849,203

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2017 is as follows:
Three months or less	$26,435
Greater than three months and through twelve months	36,617
Greater than one year and through three years	152,186
Greater than three years	2,083

$217,321

RETURN ON EQUITY AND ASSETS

	Year Ended December 31,
	2017	2016	2015
Return on average assets	0.89%	0.85%	0.99%
Return on average equity	9.97%	9.69%	11.23%
Dividend payout ratio	42.31%	46.48%	42.86%
Average equity to average assets ratio	8.93%	8.76%	8.86%

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

The allowance for loan losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation using a methodology whereby loan pools are segregated into special mention, substandard, doubtful and unclassified categories and the pools are evaluated based on historical loss factors. The Bank monitors delinquencies and losses on a monthly basis. The Bank has adopted underwriting and credit monitoring policies and procedures, including the review of borrower financial statements and collateral appraisals, which management believes are appropriate to mitigate the risk of loss by assessing the likelihood of borrower nonperformance and the value of available collateral. The Bank also manages credit risk by diversifying its loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits is performed by an independent loan review function, which reports to the Loan Committee of the Corporation’s Board of Directors. However, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2017, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

The Bank’s loans are principally concentrated in certain areas of Pennsylvania and Ohio, and adverse economic conditions in those markets could adversely affect the Corporation’s business, financial condition and results of operations.

The Corporation’s success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in central and northwest Pennsylvania, central and northeast Ohio, and western New York the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in these geographic areas, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

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

The Corporation’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk, and declines in value in its investment securities portfolio may require it to record other-than-temporary impairment charges that could have a material adverse effect on its results of operations and financial condition.

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

The Corporation, primarily through the Bank and its non-bank subsidiary, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject it to additional costs, limit the types of financial services and products the Corporation may offer, and/or limit the pricing it may charge on certain banking services, among other things. Additionally, the Dodd-Frank Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. The Corporation cannot be certain when final rules affecting it will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Corporation will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to it became effective January 1, 2015. Compliance with these rules have imposed additional costs on the Corporation.

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

In addition, if the capitalization of the FHLB of Pittsburgh is substantially diminished, the Bank’s liquidity may be adversely impacted if it is not able to obtain alternative sources of funding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 41 full-service offices and one loan production office. Of these 42 offices, 24 are owned and 18 are leased from independent owners. Holiday Financial Services Corporation has ten full-service offices which nine are leased from independent owners and one is leased from the Bank. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from one to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Share Data; Holders

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC under the symbol CCNE. The following tables set forth, for the periods indicated, the quarterly high and low sales price of the Corporation’s common stock as reported by the NASDAQ Global Select Market and actual cash dividends paid per share. As of December 31, 2017, the approximate number of shareholders of record of the Corporation’s common stock was 4,087.

Price Range of Common Stock

	2017		2016
	High	Low	High	Low
First quarter	$27.00	$22.55	$18.49	$16.51
Second quarter	26.07	20.90	18.41	17.05
Third quarter	27.68	23.50	21.70	17.33
Fourth quarter	29.76	25.92	28.43	18.01

Cash Dividends Paid

	2017	2016
First quarter	$0.165	$0.165
Second quarter	0.165	0.165
Third quarter	0.165	0.165
Fourth quarter	0.165	0.165

See Note 18 to the consolidated financial statements in Item 8 and “Supervision and Regulation—Dividend Restrictions” in Part I, Item 1 for a discussion of dividend restrictions.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2017	-	-	-	400,026	(1)
November 1 – 31, 2017	-	-	-	400,026	(1)
December 1 – 31, 2017	19,397	$26.31	19,397	380,629	(1)

(1)

The Corporation’s new stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2017, there were 380,629 shares remaining in the program.

Performance Graph

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a Peer Group Index of banking organizations for the five-year period commencing December 31, 2012 and ending December 31, 2017.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
CNB Financial Corporation	100.00	120.46	121.79	123.27	189.10	190.60
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58

Source : S&P Global Market Intelligence
© 2017

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013

INTEREST AND DIVIDEND INCOME:
Loans including fees	$97,005	$81,209	$71,814	$69,512	$53,927
Securities:
Taxable	8,165	9,134	10,977	13,257	13,456
Tax-exempt	2,983	3,390	3,778	3,713	3,828
Dividends	721	582	609	400	205

Total interest and dividend income	108,874	94,315	87,178	86,882	71,416

INTEREST EXPENSE:
Deposits	9,312	8,470	8,498	8,300	7,995
Borrowed funds	4,021	2,981	3,222	3,241	3,447
Subordinated debentures	4,032	1,577	751	746	770

Total interest expense	17,365	13,028	12,471	12,287	12,212

NET INTEREST INCOME	91,509	81,287	74,707	74,595	59,204

PROVISION FOR LOAN LOSSES	6,655	4,149	2,560	3,840	6,138

Net interest income after provision for loan losses	84,854	77,138	72,147	70,755	53,066

NON-INTEREST INCOME	21,435	17,691	14,799	14,321	13,766

NON-INTEREST EXPENSES	70,037	67,118	56,457	52,688	43,813

INCOME BEFORE INCOME TAXES	36,252	27,711	30,489	32,388	23,019

INCOME TAX EXPENSE	12,392	7,171	8,292	9,314	6,340

NET INCOME	$23,860	$20,540	$22,197	$23,074	$16,679

PER SHARE DATA:
Basic	$1.57	$1.42	$1.54	$1.60	$1.29
Fully diluted	1.57	1.42	1.54	1.60	1.29
Dividends declared	0.66	0.66	0.66	0.66	0.66
Book value per share at year end	15.98	14.64	13.87	13.09	11.43

AT END OF PERIOD:
Total assets	$2,768,773	$2,573,821	$2,285,136	$2,189,213	$2,131,289
Securities	416,859	500,693	550,619	690,225	690,118
Loans, net of unearned discount	2,145,959	1,873,536	1,577,798	1,355,289	1,295,363
Allowance for loan losses	19,693	16,330	16,737	17,373	16,234
Deposits	2,167,815	2,017,522	1,815,053	1,847,079	1,835,314
FHLB and other borrowings	222,943	102,926	104,243	75,715	75,000
Subordinated debentures	70,620	70,620	20,620	20,620	20,620
Deposits held for sale	0	6,456	0	0	0
Shareholders’ equity	243,910	211,784	201,913	188,548	164,911

KEY RATIOS:
Return on average assets	0.89%	0.85%	0.99%	1.07%	0.88%
Return on average equity	9.97%	9.69%	11.23%	12.76%	11.38%
Loan to deposit ratio	98.99%	92.86%	86.93%	73.37%	70.58%
Dividend payout ratio	42.31%	46.48%	42.86%	41.26%	51.40%
Average equity to average assets ratio	8.93%	8.76%	8.86%	8.37%	7.73%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of CNB Financial Corporation (the “Corporation”) is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. As BankOnBuffalo, a division of CNB Bank, the Bank operates in Erie and Niagara counties, New York. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation.

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

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2018 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well positioned to sustain core earnings during 2018.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2017 Balance	$ Change vs. prior year	% Change vs. prior year	2016 Balance	$ Change vs. prior year	% Change vs. prior year	2015 Balance
Total assets	$2,768.8	$195.0	7.6%	$2,573.8	$288.7	12.6%	$2,285.1
Total loans, net	2,126.3	269.1	14.5	1,857.2	296.1	19.0	1,561.1
Total securities	416.9	(83.8)	(16.7)	500.7	(49.9)	(9.1)	550.6
Total deposits	2,167.8	150.3	7.4	2,017.5	202.4	11.2	1,815.1
Total shareholders’ equity	243.9	32.1	15.2	211.8	9.9	4.9	201.9

Cash and Cash Equivalents

Cash and cash equivalents totaled $35.3 million at December 31, 2017 compared to $29.2 million at December 31, 2016. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

Securities

Securities available for sale and trading securities totaled $416.9 million and $500.7 million at December 31, 2017 and 2016, respectively. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio, the process for evaluating securities for other-than-temporary impairment, and for valuation of structured pooled trust preferred securities.

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

Loans

As detailed in the table below, at December 31, 2017, the Corporation had $2.1 billion in loans outstanding, net of unearned discount, an increase of $272.4 million, or 14.5%, since December 31, 2016.

(dollars in thousands)	2017	2016

Commercial, industrial, and agricultural	$749,138	$567,800
Commercial mortgages	600,065	574,826
Residential real estate	713,347	652,883
Consumer	80,193	74,816
Credit cards	6,753	6,046
Overdrafts	352	595
Less: unearned discount	(3,889)	(3,430)

Total loans, net of unearned discount	$2,145,959	$1,873,536

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

The Corporation expects strong loan growth in 2018 as it expands within the Buffalo, New York market and expands commercial lending relationships in its Pennsylvania and Ohio markets.

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2017, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

Loan Quality

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed annually on approximately 65% of the commercial loan portfolio by an outsourced loan review firm. In addition, classified assets, past due loans and nonaccrual loans are reviewed by the loan review partner semiannually by our credit administration staff.

The following table presents information concerning loan delinquency and other nonperforming assets at December 31, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	2015
Nonaccrual loans	$19,232	$15,329	$12,159
Accrual loans greater than 90 days past due	485	10	105

Total nonperforming loans	19,717	15,339	12,264
Other real estate owned	710	1,015	654

Total nonperforming assets	$20,427	$16,354	$12,918

Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$8,344	$8,710	$9,304
Nonperforming TDR loans *	8,959	3,120	5,637

Total TDR loans	$17,303	$11,830	$14,941

Total loans, net of unearned income	$2,145,959	$1,873,536	$1,577,798
Nonperforming loans as a percentage of loans, net	0.92%	0.82%	0.78%
Total assets	$2,768,773	$2,573,821	$2,285,136
Nonperforming assets as a percentage of total assets	0.71%	0.64%	0.57%

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

The following table presents activity within the allowance for loan losses during the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	2015
Balance at beginning of period	$16,330	$16,737	$17,373

Charge-offs:
Commercial, industrial, and agricultural	(544)	(601)	(307)
Commercial mortgages	(116)	(201)	(486)
Residential real estate	(466)	(499)	(632)
Consumer	(2,555)	(3,324)	(1,956)
Credit cards	(144)	(96)	(116)
Overdrafts	(252)	(240)	(221)

	(4,077)	(4,961)	(3,718)

Recoveries:
Commercial, industrial, and agricultural	235	89	267
Commercial mortgages	197	8	52
Residential real estate	78	93	8
Consumer	161	122	96
Credit cards	27	22	14
Overdrafts	87	71	85

	785	405	522

Net charge-offs	(3,292)	(4,556)	(3,196)

Provision for loan losses	6,655	4,149	2,560

Balance at end of period	$19,693	$16,330	$16,737

Loans, net of unearned income	$2,145,959	$1,873,536	$1,577,798
Allowance to net loans	0.92%	0.87%	1.06%

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

The methodology described above was created using the experience of our Credit Administration and Finance Departments, guidance from the regulatory agencies, expertise of our third party loan review provider, and discussions with our peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool.

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015

Commercial, industrial, and agricultural	$6,160	$5,428	$6,035
Commercial mortgages	9,007	6,753	5,605
Residential real estate	2,003	1,653	2,475
Consumer	2,179	2,215	2,371
Credit cards	120	93	90
Overdrafts	194	188	161

Total	$19,693	$16,330	$16,737

Throughout 2017, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 5 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2017 and 2016, as well as the nature and scope of loans modified in a troubled debt restructuring during 2017 and 2016 and the related effect on the provision and allowance for loan losses.

During the year ended December 31, 2017, the Corporation recorded a provision for loan losses of $6.7 million, as compared to a provision for loan losses of $4.1 million for the year ended December 31, 2016. Net chargeoffs during the year ended December 31, 2017 were $3.3 million, compared to net chargeoffs of $4.6 million during the year ended December 31, 2016, and the ratio of net chargeoffs to average loans was 0.16% and 0.27% for the years ended December 31, 2017 and 2016, respectively.

CNB Bank net chargeoffs totaled $2.2 million and $1.7 million during the years ended December 31, 2017 and 2016, or 0.06% and 0.10%, respectively, of average CNB Bank loans. Holiday Financial Services Corporation, CNB’s consumer discount company, recorded net chargeoffs totaling $1.1 million and $2.9 million during the years ended December 31, 2017 and 2016, respectively.

In 2017, one commercial real estate loan that was impaired at year end 2016 but still on accrual status was placed on nonaccrual status as a result of further deterioration in the financial condition of the borrower. The additional provision for loan losses recorded in 2017 related to this loan was $2.9 million, including $1.6 million in the fourth quarter of 2017, which was based on the most current financial information available from the borrower. In 2017, CNB also increased its provision for loan losses as a result of stronger organic loan growth compared to 2016.

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

Management believes that both its 2017 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2017.

Premises and Equipment

During the years ended December 31, 2017 and 2016, the Corporation invested $5.2 million and $10.1 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. The Corporation completed the construction of a full-service banking facility in Worthington, Ohio in 2016 that also houses the FCBank leadership and administrative teams. In addition, the construction of full-service branches in Altoona, Pennsylvania and Ashtabula, Ohio were substantially complete by December 31, 2016, and both locations opened for business in February 2017. Premises and equipment with a fair value of $3.2 million were recorded in 2016 in conjunction with the acquisition of Lake National Bank.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. Additional BOLI of $10.0 million was purchased during the year ended December 31, 2017, no BOLI was purchased during the year ended December 31, 2016, and BOLI with a fair value of $2.2 million was acquired from Lake National Bank during the year ended December 31, 2016.

Funding Sources

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

(dollars in thousands)	Percentage change 2017 vs. 2016	Percentage change 2016 vs. 2015	2017	2016	2015
Demand, Non interest bearing	11.0%	10.0%	$321,858	$289,922	$263,639
Demand, Interest bearing	4.1%	23.4%	565,399	543,388	440,174
Savings deposits	(4.0%)	2.8%	915,587	953,438	927,074
Time deposits	58.2%	25.3%	364,971	230,774	184,166

Total	7.4%	11.2%	$2,167,815	$2,017,522	$1,815,053

During the year of 2017, the Corporation ran time deposit specials resulting in the both new deposit inflow and a transfer from savings balances. Organic deposit growth in 2016 was 3.2%, and the Corporation acquired deposits from Lake National Bank in 2016 totaling $139.8 million.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (FHLB) and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11 to the consolidated financial statements.

During the year of 2016, the Corporation repaid FHLB long-term borrowings totaling $40.0 million which carried interest rates ranging from 3.97% to 4.60% and incurred an early repayment penalty of $1.5 million. Resulting interest expense savings for 2016 and 2017 totaled an aggregate of $1.9 million.

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

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2017, the Corporation earned $23.9 million and declared dividends of $10.1 million, resulting in a dividend payout ratio of 42.3% of net income.

In February 2017, the Corporation completed an at-the-market common stock issuance. A total of 834,896 shares of the Corporation’s common stock were sold at a weighted average price of approximately $23.96, representing gross proceeds to the Corporation of $20.0 million. Net proceeds from the transaction, after the sales commission and other expenses, were $19.3 million, which will be used for general corporate purposes, including loan growth, additional liquidity, and working capital.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets), is assigned to each asset on the balance sheet.

The Corporation’s capital ratios and book value per common share at December 31, 2017 and 2016 are as follows:

	2017	2016
Total risk-based capital ratio	14.32%	14.05%
Tier 1 capital ratio	10.97%	10.49%
Common equity tier 1 ratio	10.00%	9.41%
Leverage ratio	8.45%	7.85%
Tangible common equity/tangible assets (1)	7.46%	6.72%
Book value per share	$15.98	$14.64
Tangible book value per share (1)	$13.33	$11.76

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

	December 31, 2017	December 31, 2016
Shareholders’ equity	$243,910	$211,784
Less goodwill	38,730	38,730
Less core deposit intangible	1,625	2,854

Tangible common equity	$203,555	$170,200

Total assets	$2,768,773	$2,573,821
Less goodwill	38,730	38,730
Less core deposit intangible	1,625	2,854

Tangible assets	$2,728,418	$2,532,237

Ending shares outstanding	15,264,740	14,467,815
Tangible book value per share	$13.33	$11.76
Tangible common equity/tangible assets	7.46%	6.72%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB which provides the Bank with a total borrowing line of approximately $790 million with approximately $533 million available at December 31, 2017. Management believes that the Corporation’s current liquidity position is acceptable.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Overview of the Income Statement

The Corporation had net income of $23.9 million for 2017 compared to $20.5 million for 2016. Net interest income increased $10.2 million, or 12.6%, and non-interest income increased $3.7 million, or 21.2%. The provision for loan losses increased by $2.5 million, or 60.4%, and non-interest expenses increased by $2.9 million, or 4.3%. The earnings per diluted share were $1.57 in 2017 and $1.42 in 2016. The return on assets and the return on equity for 2017 were 0.89% and 9.97% as compared to 0.85% and 9.69% for 2016.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.82% and 3.78% for the years ended December 31, 2017 and 2016, respectively.

As described in the Funding Sources section of Management’s Discussion and Analysis, the Corporation issued $50 million of subordinated debt on September 30, 2016. The interest expense on this subordinated debt was $3.2 million for the 2017 compared to $783 thousand for 2016.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $6.7 million in 2017 compared to $4.1 million in 2016. Net loan charge-offs were $3.3 million during the year ended December 31, 2017 compared to $4.6 million during the year ended December 31, 2016. As disclosed in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and consideration of trends in criticized and classified loans and historical loan losses.

Management believes the charges to the provision in 2017 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2017.

Non-Interest Income

Excluding the effects of securities transactions, non-interest income was $19.0 million for the year ended December 31, 2017, compared to $16.2 million for the year ended December 31, 2016. Net realized gains on available-for-sale securities were $1.5 million during the year ended December 31, 2017, compared to $1.0 million during the year ended December 31, 2016. Net realized and unrealized gains on trading securities were $881 thousand during the year ended December 31, 2017, compared to net realized and unrealized gains of $503 thousand during the year ended December 31, 2016.

As a result of CNB’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $3.7 million in 2017, an increase of 20.6% from $3.1 million in 2016. During 2017, CNB recorded $1.7 million in income from bank owned life insurance policies, including $387 thousand representing the death proceeds on life insurance policies in excess of the cash surrender value, compared to $1.1 million in 2016.

On May 19, 2017, CNB completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. CNB transferred loans totaling $7,800, fixed assets totaling $100, and deposits totaling $7,400 in conjunction with the sale of the branch and realized a gain of $536 based on the 8% deposit premium paid by First Federal Community Bank.

Non-Interest Expense

Throughout 2017 and 2016, CNB made numerous infrastructure, personnel, and technology investments to facilitate its continued growth. Total non-interest expenses were $70.0 million during the year ended December 31, 2017, compared to $67.1 million during the year ended December 31, 2016. In order to better serve our customers and improve operational efficiencies, CNB completed a core processing system upgrade in May 2016. Included in non-interest expenses in 2016 are $3.7 million of non-recurring items, with costs associated with our core processing system upgrade of $1.7 million, merger related expenses of $486 thousand, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million.

Salaries and benefits expense increased $3.8 million, or 11.9%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. As of December 31, 2017, the Corporation had 512 full-time equivalent staff, compared to 486 full-time equivalent staff as of December 31, 2016. The staff added during this period included both customer-facing personnel such as business development and wealth management officers, as well as support department personnel.

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

Management believes the charges to the provision in 2016 are appropriate and the allowance for loan losses are adequate to absorb probable incurred losses in our portfolio as of December 31, 2016.

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

Income Tax Expense

Income taxes were $12.4 million in 2017, compared to $7.2 million in 2016 and $8.3 million in 2015. The effective tax rates were 34.2%, 25.9%, and 27.2% for 2017, 2016, and 2015, respectively. The effective tax rate for the periods differed from the federal statutory rate of 35.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. In addition, the impact of the recent reduction in the federal corporate income tax rate to 21%, effective January 1, 2018, resulted in a $3.01 million income tax expense in 2017 related to the reduction in the carrying value of the net deferred tax asset.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$1,802,844	$0	$0	$0	$1,802,844
Certificates of deposit	10	125,809	220,401	14,835	3,926	364,971
FHLB and other borrowings	11	62,242	85,067	156,671	23,999	327,979
Operating leases	7	1,167	1,857	1,314	3,530	7,868
Sale-leaseback	7	105	210	210	420	945
Subordinated debentures	11	0	0	0	70,620	70,620

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2017 and 2016, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the historically low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

December 31, 2017		December 31, 2016
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	6.4%	400	(4.9%)
300	5.1%	300	(2.9%)
100	1.9%	100	0.7%
(100)	(2.4%)	(100)	(1.4%)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$33,146	$26,937
Interest bearing deposits with other banks	2,199	2,246

Total cash and cash equivalents	35,345	29,183
Securities available for sale	409,709	495,835
Trading securities	7,150	4,858
Loans held for sale	852	7,528
Loans	2,149,848	1,876,966
Less: unearned discount	(3,889)	(3,430)
Less: allowance for loan losses	(19,693)	(16,330)

Net loans	2,126,266	1,857,206
FHLB and other equity interests	21,517	19,186
Premises and equipment, net	50,715	49,522
Bank owned life insurance	55,035	44,273
Mortgage servicing rights	1,387	1,391
Goodwill	38,730	38,730
Core deposit intangible	1,625	2,854
Accrued interest receivable and other assets	20,442	23,255

Total Assets	$2,768,773	$2,573,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$321,858	$289,922
Interest bearing deposits	1,845,957	1,727,600

Total deposits	2,167,815	2,017,522

Short-term borrowings	34,416	103,969
FHLB and other long-term borrowings	222,943	133,035
Subordinated debentures	70,620	70,620
Deposits held for sale	0	6,456
Accrued interest payable and other liabilities	29,069	30,435

Total liabilities	2,524,863	2,362,037

Commitments and contingent liabilities	0	0

Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at December 31, 2017 and 14,473,482 shares at December 31, 2016	0	0
Additional paid in capital	97,042	77,737
Retained earnings	148,298	134,295
Treasury stock, at cost (43,638 shares for 2017 and 5,667 for 2016)	(1,087)	(127)
Accumulated other comprehensive loss	(343)	(121)

Total shareholders’ equity	243,910	211,784

Total Liabilities and Shareholders’ Equity	$2,768,773	$2,573,821

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Dollars in thousands, except per share data

	Year ended December 31,
	2017	2016	2015
Interest and Dividend Income:
Loans including fees	$97,005	$81,209	$71,814
Securities:
Taxable	8,165	9,134	10,977
Tax-exempt	2,983	3,390	3,778
Dividends	721	582	609

Total interest and dividend income	108,874	94,315	87,178

Interest Expense:
Deposits	9,312	8,470	8,498
Borrowed funds	4,021	2,981	3,222
Subordinated debentures (includes $288, $340, and $378 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2017, 2016, and 2015)	4,032	1,577	751

Total interest expense	17,365	13,028	12,471

Net Interest Income	91,509	81,287	74,707
Provision for Loan Losses	6,655	4,149	2,560

Net Interest Income After Provision for Loan Losses	84,854	77,138	72,147

Non-Interest Income:
Service charges on deposit accounts	4,809	4,297	4,442
Other service charges and fees	2,454	2,539	3,089
Wealth and asset management fees	3,724	3,087	2,977
Net realized gains on available-for-sale securities (includes $1,543, $1,005, and $666 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2017, 2016, and 2015)	1,543	1,005	666
Net realized gains (losses) on trading securities	93	70	(211)
Net unrealized gains (losses) on trading securities	788	433	(2)
Mortgage banking	906	1,095	746
Bank owned life insurance	1,659	1,082	1,194
Card processing and interchange income	3,763	3,396	3,417
Gain on sale of branch	536	0	0
Other	1,160	687	776

Total non-interest income	21,435	17,691	17,094

Non-Interest Expenses:
Salaries	26,205	23,472	21,652
Employee benefits (includes $192, $184, and $173 accumulated other comprehensive income reclassifications for net amortization of actuarial losses in 2017, 2016, and 2015)	9,821	8,722	7,911
Net occupancy expense	9,546	8,064	7,000
Amortization of core deposit intangible	1,229	1,125	1,008
Data processing	3,944	4,447	4,297
State and local taxes	2,815	2,171	1,868
Legal, professional and examination fees	1,819	1,772	1,553
Advertising	2,243	1,799	1,580
FDIC insurance	1,182	1,229	1,278
Directors fees and benefits	915	1,582	812
Prepayment penalties — long-term borrowings	0	1,506	0
Core processing conversion costs	0	1,693	108
Merger costs	0	486	308
Card processing and interchange expenses	2,116	1,889	2,295
Other	8,202	7,161	7,082

Total non-interest expenses	70,037	67,118	58,752

Income Before Income Taxes	36,252	27,711	30,489
Income Tax Expense (includes $372, $168, and $40 income tax expense reclassification items in 2017, 2016, and 2015)	12,392	7,171	8,292

Net Income	23,860	20,540	22,197

Other Comprehensive Income (Loss):
Net change in unrealized (losses) gains on available-for-sale securities, net of reclassification and tax	(1,004)	(2,136)	793
Change in actuarial gain (loss), for post-employment health care plan, net of amortization and tax	825	(64)	(90)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	194	180	137

Total other comprehensive (loss) income	15	(2,020)	840

Comprehensive Income	$23,875	$18,520	$23,037

Earnings Per Share:
Basic	$1.57	$1.42	$1.54
Diluted	1.57	1.42	1.54

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$23,860	$20,540	$22,197
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	6,655	4,149	2,560
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	5,242	4,484	4,039
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,202)	(1,328)	993
Deferred taxes	3,385	1,023	376
Net realized gains on sales of available-for-sale securities	(1,543)	(1,005)	(666)
Net realized and unrealized losses (gains) on trading securities	(881)	(503)	213
Proceeds from sale of trading securities	1,091	540	2,129
Purchase of trading securities	(2,502)	(319)	(2,413)
Gain on sale of branch	(536)	0	0
Gain on sale of loans	(545)	(818)	(630)
Net losses on dispositions of premises and equipment and foreclosed assets	(107)	134	7
Proceeds from sale of loans	24,285	33,045	14,927
Origination of loans held for sale	(25,231)	(31,255)	(15,171)
Income on bank owned life insurance, including death benefit of proceeds in excess of cash surrender value	(1,659)	(1,082)	(1,194)
Stock-based compensation expense	928	820	621
Contribution of treasury stock	0	150	120
Changes in:
Accrued interest receivable and other assets	(1,175)	(3,906)	93
Accrued interest payable and other liabilities	698	2,095	5,435

Net Cash Provided By Operating Activities	30,763	26,764	33,636

Cash Flows from Investing Activities:
Net decrease in interest bearing time deposits with other banks	0	0	225
Proceeds from maturities, prepayments and calls of available-for-sale securities	92,302	63,837	78,707
Proceeds from sales of available-for-sale securities	16,340	4,420	105,066
Purchase of available-for-sale securities	(23,689)	(21,513)	(45,120)
Loan origination and payments, net	(273,972)	(182,566)	(224,470)
Purchase of bank owned life insurance	(10,000)	0	0
Proceeds from death benefit of BOLI policies	897	0	0
Net cash received from sale of branch	1,079	0	0
Net cash paid for Lake National Bank acquisition	0	(2,866)	0
Purchase of FHLB and other equity interests	(2,331)	(2,628)	(9,226)
Purchase of premises and equipment	(5,215)	(10,125)	(6,751)
Proceeds from the sale of premises and equipment and foreclosed assets	938	558	855

Net Cash Used In Investing Activities	(203,651)	(150,883)	(100,714)

Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	16,096	79,745	(39,285)
Certificates of deposit	134,197	(10,603)	7,259
Deposits held for sale	1,079	0	0
Purchase of treasury stock	(1,877)	(44)	(868)
Proceeds from stock offering, net of issuance costs	19,294	0	0
Cash dividends paid	(10,094)	(9,546)	(9,515)
Proceeds from long-term borrowings	160,000	80,000	50,000
Repayments on long-term borrowings	(70,092)	(81,317)	(21,472)
Net change in short-term borrowings	(69,553)	17,806	80,292
Proceeds from subordinated debentures	0	50,000	0

Net Cash Provided By Financing Activities	179,050	126,041	66,411

Net Increase (Decrease) in Cash and Cash Equivalents	6,162	1,922	(667)
Cash and Cash Equivalents, Beginning	29,183	27,261	27,928

Cash and Cash Equivalents, Ending	$35,345	$29,183	$27,261

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,481	$13,284	$12,502
Income taxes	7,810	3,966	5,431
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$630	$120	$806
Grant of restricted stock awards from treasury stock	984	896	803
Net liabilities assumed from Lake National Bank, excluding cash and cash equivalents	0	8,670	0
Net loans transferred to held for sale	0	7,319	0
Net deposits transferred to held for sale	0	6,456	0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2015	$78,022	$110,619	$(1,152)	$1,059	$188,548
Net income		22,197			22,197
Other comprehensive income				840	840
Restricted stock award grants (48,300 shares)	(803)		803
Stock based compensation expense	621				621
Purchase of treasury stock (51,052 shares)			(868)		(868)
Reissue of treasury stock (6,766 shares)	(13)		103		90
Cash dividends declared ($0.66 per share)		(9,515)			(9,515)

Balance, December 31, 2015	77,827	123,301	(1,114)	1,899	201,913
Net income		20,540			20,540
Other comprehensive loss				(2,020)	(2,020)
Restricted stock award grants (52,750 shares)	(896)		896
Stock based compensation expense	820				820
Purchase of treasury stock (1,298 shares)			(44)		(44)
Reissue of treasury stock (7,933 shares)	(14)		135		121
Cash dividends declared ($0.66 per share)		(9,546)			(9,546)

Balance, December 31, 2016	77,737	134,295	(127)	(121)	211,784
Net income		23,860			23,860
Reclassification of certain tax effects from accumulated other comprehensive income to retained earnings		237		(237)
Other comprehensive income				15	15
Forfeiture of restricted stock award grants (2,482 shares)	67		(67)
Restricted stock award grants (39,673 shares)	(984)		984
Stock based compensation expense	928				928
Issuance of common stock, net of issuance costs (834,896 shares)	19,294				19,294
Purchase of treasury stock (75,162 shares)			(1,877)		(1,877)
Cash dividends declared ($0.66 per share)		(10,094)			(10,094)

Balance, December 31, 2017	$97,042	$148,298	$(1,087)	$(343)	$243,910

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the “Corporation”) is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the “Bank”). In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation (“Holiday”). The Corporation and these and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania, the central and northeast regions of the state of Ohio and western New York.

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

Declines in the fair value of debt securities below their cost that are other-than-temporary and attributable to credit losses are reflected in earnings. Other-than-temporary impairment losses that are not attributable to credit losses are reported as a component of accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s intent to sell, or whether it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If the Corporation intends to sell a security or it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on commercial, industrial, and agricultural loans, commercial mortgage loans, and residential real estate loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. Loans, including loans modified in a troubled debt restructuring, are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio and New York. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, and New York.

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

The general component of the allowance for loan losses covers non-impaired loans and loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the migration analysis performed. This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment. These historical loss factors include consideration of the following: levels of and trends in delinquencies, nonaccrual loans, and classified loans; trends in volume and terms of loans; effects of any changes in lending policies and procedures; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $2,243, $1,799 and $1,580, for 2017, 2016, and 2015, respectively.

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

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. Purchases of the stock are made in the open market based on market prices. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

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

At December 31, 2017 and 2016, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years ended December 31, 2017, 2016, and 2015.

During 2017, 2016, and 2015, the Executive Compensation and Personnel Committee of the Board of Directors granted a total of 39,673, 52,750 and 48,300 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Compensation expense resulting from these restricted stock awards was $928, $820 and $621 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended

December 31, 2017 and 2016 was $50, which was maintained in vault cash. Note 12 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

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

Adoption of New Accounting Standards

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The guidance was effective for interim and annual reporting periods beginning after December 15, 2016. The Corporation adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material effect on the Corporation’s financial statements.

In August 2016, the FASB issued an update (ASU 2016-15, Statement of Cash Flows) which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update apply to all entities, including business entities and not-for-profit entities that are required to present a statement of cash flows, and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Corporation adopted ASU 2016-15 on January 1, 2018. The adoption did not have a material effect on the Corporation’s financial statements.

On February 14, 2018, the Financial Accounting Standard Board issued Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow, but do not require, entities to reclassify certain income tax effects in accumulated other comprehensive income (AOCI) to retained earnings that resulted from the Tax Cuts and Jobs Act (Act). The Corporation adopted this ASU and elected to reclassify the income tax effects of the Act from accumulated other comprehensive income to retained earnings at December 31, 2017. There were no other income tax effects related to the Act that were reclassified as a result of the adoption of the accounting standard.

Effect of Newly Issued But Not Yet Effective Accounting Standards

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Corporation are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update will be effective for interim and annual reporting periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adoption. The adoption of ASU 2016-01 did not have a material effect on the Corporation’s financial statements. The Corporation adopted ASU 2016-01 on January 1, 2018.

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2014-09 did not have a material effect on the Corporation’s financial statements as most of the revenue relates to loans and other financial instruments which are scoped out. However, management does expect expansion to disclosures. The Corporation adopted ASU 2014-09 on January 1, 2018.

2.  Business Combination and Branch Sale

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

3.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below (in thousands, except per share data). There were no anti-dilutive stock options for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31
	2017	2016	2015

Basic earnings per common share computation
Net income per consolidated statements of income	$23,860	$20,540	$22,197
Net earnings allocated to participating securities	(135)	(129)	(117)

Net earnings allocated to common stock	$23,725	$20,411	$22,080

Distributed earnings allocated to common stock	$10,030	$9,480	$9,460
Undistributed earnings allocated to common stock	13,695	10,931	12,620

Net earnings allocated to common stock	$23,725	$20,411	$22,080

Weighted average common shares outstanding, including shares considered participating securities	15,212	14,457	14,408
Less: Average participating securities	(80)	(82)	(70)

Weighted average shares	15,132	14,375	14,338

Basic earnings per common share	$1.57	$1.42	$1.54

Diluted earnings per common share computation
Net earnings allocated to common stock	$23,725	$20,411	$22,080

Weighted average common shares outstanding for basic earnings per common share	15,132	14,375	14,338
Add: Dilutive effects of assumed exercises of stock options	0	0	0

Weighted average shares and dilutive potential common shares	15,132	14,375	14,338

Diluted earnings per common share	$1.57	$1.42	$1.54

4.  Securities

Securities available-for-sale at December 31, 2017 and 2016 are as follows:

	December 31, 2017				December 31, 2016
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Gov’t sponsored entities	$108,578	$478	$(908)	$108,148	$139,823	$1,107	$(579)	$140,351
State & political subdivisions	134,428	3,609	(314)	137,723	153,492	4,194	(649)	157,037
Residential & multi-family mortgage	111,214	304	(1,882)	109,636	136,807	551	(2,382)	134,976
Corporate notes & bonds	17,610	52	(462)	17,200	18,299	77	(962)	17,414
Pooled trust preferred	0	0	0	0	800	1,249	0	2,049
Pooled SBA	36,260	355	(575)	36,040	43,450	505	(918)	43,037
Other equity securities	1,020	0	(58)	962	1,020	0	(49)	971

Total	$409,110	$4,798	$(4,199)	$409,709	$493,691	$7,683	$(5,539)	$495,835

At December 31, 2017 and 2016, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2017 and 2016 are as follows:

	2017	2016

Corporate equity securities	$5,125	$3,312
Mutual Funds	1,499	1,037
Certificates of deposit	220	202
Corporate notes and bonds	254	254
U.S. Government sponsored entities	52	53

Total	$7,150	$4,858

Securities with unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2017	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$55,696	$(540)	$34,754	$(368)	$90,450	$(908)
State & political subdivisions	15,890	(69)	4,104	(245)	19,994	(314)
Residential & multi-family mortgage	30,144	(153)	63,699	(1,729)	93,843	(1,882)
Corporate notes & bonds	5,005	(9)	9,042	(453)	14,047	(462)
Pooled SBA	0	(0)	22,270	(575)	22,270	(575)
Other equity securities	0	(0)	962	(58)	962	(58)

	$106,735	$(771)	$134,831	$(3,428)	$241,566	$(4,199)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
U.S. Gov’t sponsored entities	$90,380	$(579)	$0	$(0)	$90,380	$(579)
State & political subdivisions	32,353	(448)	264	(201)	32,617	(649)
Residential and multi-family mortgage	65,598	(1,255)	34,611	(1,127)	100,209	(2,382)
Corporate notes & bonds	2,089	(11)	8,476	(951)	10,565	(962)
Pooled SBA	6,481	(126)	20,560	(792)	27,041	(918)
Other equity securities	0	(0)	971	(49)	971	(49)

	$196,901	$(2,419)	$64,882	$(3,120)	$261,783	$(5,539)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2016 the Corporation evaluated the pooled trust preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received, taking into account future estimated levels of deferrals and defaults by the underlying issuers and discounting those cash flows at the appropriate accounting yield. During 2017, two structured pooled trust preferred securities with an adjusted amortized cost of $800 were sold, resulting in a gain of $1,383. During 2016, two structured pooled trust preferred securities with an adjusted amortized cost of $0 were sold, resulting in a gain of $922.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$2,071	$4,054	$4,054
Credit losses previously recognized on securities sold during the period	(2,071)	(1,983)	0
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$2,071	$4,054

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

As of December 31, 2017 and 2016, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2017 and 2016, securities carried at $319,575 and $329,379, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2017:

	December 31, 2017
	Amortized Cost	Fair Value
1 year or less	$50,368	$50,139
1 year – 5 years	153,512	155,075
5 years – 10 years	50,552	51,753
After 10 years	6,184	6,104

	260,616	263,071
Residential and multi-family mortgage	111,214	109,636
Pooled SBA	36,260	36,040

Total debt securities	$408,090	$408,747

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses

2017	$16,340	$1,614	$71
2016	4,420	1,005	0
2015	105,066	1,032	366

The tax provision related to these net realized gains was $540, $352 and $233, respectively.

During 2017, 2016, and 2015, the Corporation sold trading securities. Proceeds were $1,091 in 2017, $540 in 2016 and $2,129 in 2015, resulting in net realized gains (losses) of $93 in 2017, $70 in 2016, and ($211) in 2015.

5.  Loans

Total net loans at December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Commercial, industrial, and agricultural	$749,138	$567,800
Commercial mortgages	600,065	574,826
Residential real estate	713,347	652,883
Consumer	80,193	74,816
Credit cards	6,753	6,046
Overdrafts	352	595
Less: unearned discount	(3,889)	(3,430)
allowance for loan losses	(19,693)	(16,330)

Loans, net	$2,126,266	$1,857,206

At December 31, 2017 and 2016 net unamortized loan (fees) costs of ($2,574) and ($1,507), respectively, have been included in the carrying value of loans.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within central and northwest Pennsylvania, central and northeast Ohio, and western New York. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

Pursuant to the Corporation’s lending policies, management considers a variety of factors when determining whether to extend credit to a customer, including loan-to-value ratios, FICO scores, quality of the borrower’s financial statements, and the ability to obtain personal guarantees.

Commercial, industrial, and agricultural loans comprised 35% and 30% of the Corporation’s total loan portfolio at December 31, 2017 and 2016, respectively. Commercial mortgage loans comprised 28% and 31% of the Corporation’s total loan portfolio at December 31, 2017 and 2016, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 33% and 35% of the Corporation’s total loan portfolio at December 31, 2017 and 2016, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both December 31, 2017 and 2016. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the year ended December 31, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(544)	(116)	(466)	(2,555)	(144)	(252)	(4,077)
Recoveries	235	197	78	161	27	87	785
Provision for loan losses	1,041	2,173	768	2,358	144	171	6,655

Allowance for loan losses, December 31, 2017	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

Transactions in the allowance for loan losses for the year ended December 31, 2016 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(601)	(201)	(499)	(3,324)	(96)	(240)	(4,961)
Recoveries	89	8	93	122	22	71	405
Provision for loan losses	(95)	1,341	(416)	3,046	77	196	4,149

Allowance for loan losses, December 31, 2016	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Transactions in the allowance for loan losses for the year ended December 31, 2015 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2015	$7,114	$5,310	$2,479	$2,205	$71	$194	$17,373
Charge-offs	(307)	(486)	(632)	(1,956)	(116)	(221)	(3,718)
Recoveries	267	52	8	96	14	85	522
Provision for loan losses	(1,039)	729	620	2,026	121	103	2,560

Allowance for loan losses, December 31, 2015	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2017 and 2016. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2017	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$0	$0	$0	$0	$0	$47
Collectively evaluated for impairment	5,868	3,563	2,033	2,179	120	194	13,957
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	245	5,444	0	0	0	0	5,689

Total ending allowance balance	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

Loans:
Individually evaluated for impairment	$1,187	$51	$0	$0	$0	$0	$1,238
Collectively evaluated for impairment	742,738	586,845	713,347	80,193	6,753	352	2,130,228
Acquired with deteriorated credit quality	0	1,079	0	0	0	0	1,079
Modified in a troubled debt restructuring	5,213	12,090	0	0	0	0	17,303

Total ending loans balance	$749,138	$600,065	$713,347	$80,193	$6,753	$352	$2,149,848

December 31, 2016	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$188	$996	$0	$0	$0	$0	$1,184
Collectively evaluated for impairment	5,115	3,543	1,653	2,215	93	188	12,807
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	125	2,214	0	0	0	0	2,339

Total ending allowance balance	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

Loans:
Individually evaluated for impairment	$775	$6,176	$0	$0	$0	$0	$6,951
Collectively evaluated for impairment	564,180	557,932	652,883	74,816	6,046	595	1,856,452
Acquired with deteriorated credit quality	205	1,527	0	0	0	0	1,732
Modified in a troubled debt restructuring	2,640	9,191	0	0	0	0	11,831

Total ending loans balance	$567,800	$574,826	$652,883	$74,816	$6,046	$595	$1,876,966

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015:

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$1,915	$1,915	$292
Commercial mortgage	9,940	9,731	5,444
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	5,264	4,485	0
Commercial mortgage	3,211	2,410	0
Residential real estate	0	0	0

Total	$20,330	$18,541	$5,736

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Commercial, industrial, and agricultural	$1,644	$1,644	$313
Commercial mortgage	16,200	15,367	3,210
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,669	1,771	0
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$20,513	$18,782	$3,523

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,513	$97	$97
Commercial mortgage	11,944	327	327
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,438	114	114
Commercial mortgage	2,474	122	122
Residential real estate	0	0	0

Total	$18,369	$660	$660

	Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,616	$2	$2
Commercial mortgage	8,138	0	0
Residential real estate	50	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	2,290	0	0
Commercial mortgage	2,773	0	0
Residential real estate	0	0	0

Total	$15,867	$8	$8

	Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$5,667	$44	$44
Commercial mortgage	8,154	0	0
Residential real estate	370	21	21
With no related allowance recorded:
Commercial, industrial, and agricultural	1,831	14	14
Commercial mortgage	4,806	0	0
Residential real estate	103	6	6

Total	$20,931	$85	$85

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$1,869	$78	$2,734	$0
Commercial mortgages	11,065	0	5,996	0
Residential real estate	5,470	338	5,600	0
Consumer	828	17	999	0
Credit cards	0	44	0	10

Total	$19,232	$477	$15,329	$10

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans.

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,745	$646	$748	$4,139	$744,999	$749,138
Commercial mortgages	233	0	292	525	599,540	600,065
Residential real estate	2,290	1,494	4,655	8,439	704,908	713,347
Consumer	454	307	812	1,573	78,620	80,193
Credit cards	31	10	44	85	6,668	6,753
Overdrafts	0	0	0	0	352	352

Total	$5,753	$2,457	$6,551	$14,761	$2,135,087	$2,149,848

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,558	$299	$1,294	$3,151	$564,649	$567,800
Commercial mortgages	559	0	1,516	2,075	572,751	574,826
Residential real estate	2,155	737	3,710	6,602	646,281	652,883
Consumer	648	890	974	2,512	72,304	74,816
Credit cards	105	0	10	115	5,931	6,046
Overdrafts	0	0	0	0	595	595

Total	$5,025	$1,926	$7,504	$14,455	$1,862,511	$1,876,966

Troubled Debt Restructurings

During the years ended December 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$5,213	$245	7	$2,640	$125
Commercial mortgages	9	12,090	5,444	8	9,191	2,214
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	19	$17,303	$5,689	15	$11,831	$2,339

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	4	$2,750	$2,750
Commercial mortgages	2	6,421	6,421
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	6	$9,171	$9,171

	Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$109	$109
Commercial mortgages	0	0	0
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$109	$109

	Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$1,327	$1,327
Commercial mortgages	0	0	0
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0

Total	1	$1,327	$1,327

The troubled debt restructurings described above increased the allowance for loan losses by $4,024, $0 and $0 during the years ended December 31, 2017, 2016, and 2015, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-15 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2017 and 2016 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2017 four impaired commercial industrial loans totaling $2,750 were modified in troubled debt restructurings. The Corporation recorded an additional provision for loan losses of $129 and there were no chargeoffs for these loans during the year ended December 31, 2017.

During the year ended December 31, 2017 two impaired commercial real estate loans totaling $6,421 were modified in troubled debt restructurings. The Corporation recorded an additional provision for loan losses of $3,895 and there were no chargeoffs for these loans during the year ended December 31, 2017.

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

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$713,102	$16,726	$19,310	$0	$749,138
Commercial mortgages	581,631	4,419	14,015	0	600,065

Total	$1,294,733	$21,145	$33,325	$0	$1,349,203

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$531,320	$14,638	$21,831	$11	$567,800
Commercial mortgages	551,474	1,809	21,543	0	574,826

Total	$1,082,794	$16,447	$43,374	$11	$1,142,626

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the performance status of the loan, which was previously presented, and by payment activity. Nonperforming loans include loans on nonaccrual status and loans past due over 90 days and still accruing interest. The following table presents the recorded investment in residential, consumer, and credit card loans based on performance status as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$707,539	$79,348	$6,709	$647,283	$73,817	$6,036
Nonperforming	5,808	845	44	5,600	999	10

Total	$713,347	$80,193	$6,753	$652,883	$74,816	$6,046

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2017 and 2016:

	2017	2016
Consumer	$23,428	$24,026
Residential real estate	0	1,209
Less: unearned discount	(3,889)	(3,430)

Total	$19,539	$21,805

6.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Loans originated for resale	$25,231	$31,255	$15,171
Proceeds from sales of loans held for sale	24,285	33,045	14,927
Net gains on sales of loans held for sale	545	818	630
Loan servicing fees	563	421	390

Total loans serviced for others were $159,208 and $157,073 December 31, 2017 and 2016, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Balance, beginning of year	$1,391	$962	$856
Additions	198	200	380
Servicing rights acquired	0	367	0
Amortization	(202)	(138)	(274)

Balance, end of year	$1,387	$1,391	$962

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2017 and 2016, respectively. No valuation allowance is deemed necessary at December 31, 2017, 2016, or 2015. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2017 or 2016.

7.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2017 and 2016:

	2017	2016
Land	$8,147	$7,324
Premises and leasehold improvements	53,903	48,563
Furniture and equipment	31,238	30,125
Construction in process	71	4,014

	93,359	90,026
Less: accumulated depreciation	42,644	40,504

Premises and equipment, net	$50,715	$49,522

Depreciation on premises and equipment amounted to $3,811 in 2017, $3,215 in 2016 and $2,759 in 2015.

The Corporation is committed under nineteen non-cancelable operating leases for facilities and eleven non-cancelable operating leases for vehicles with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2017 are as follows:

2018	$1,167
2019	1,021
2020	836
2021	736
2022	578
Thereafter	3,530

$7,868

Rental expense, net of rental income, charged to occupancy expense for 2017, 2016, and 2015 was $870, $773 and $699, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $25, $25 and $22 in 2017, 2016, and 2015, respectively.

The minimum annual rental commitments under this sale-leaseback transaction at December 31, 2017 are as follows:

2018	$105
2019	105
2020	105
2021	105
2022	105
Thereafter	420

$945

8.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Balance, beginning of year	$1,015	$654	$806
Acquired from Lake National Bank	0	665	0
Additions	630	120	806
Sales (at carrying value)	(935)	(424)	(958)

Balance, end of year	$710	$1,015	$654

Expenses related to foreclosed real estate include:

	2017	2016	2015

Net (gain) loss on sale	$(208)	$(134)	$3
Operating expenses, net of rental income	366	223	169

	$158	$89	$172

9.  Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Balance, beginning of year	$38,730	$27,194
Acquired during the year	0	11,536

Balance, end of year	$38,730	$38,730

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2017 and 2016 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2017, 2016, and 2015, the Corporation recorded amortization expense of $662, $835 and $1,008, respectively. The net carrying values at December 31, 2017 and December 31, 2016 were $899 and $ 1,561, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1,583. During the year ended December 31, 2017 and 2016, the Corporation recorded amortization expense of $567 and $290, respectively. The net carrying values at December 31, 2017 and 2016 were $726 and $1,293, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2018	$898
2019	567
2020	160
2021	0
2022	0

10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2017:

Time deposits maturing:
2018	$125,809
2019	128,602
2020	91,799
2021	7,954
2022	6,881
Thereafter	3,926

$364,971

Certificates of deposit of $250 thousand or more totaled $108,992 and $25,650 at December 31, 2017 and 2016, respectively. The Corporation had $3,500 and $0 in brokered deposits at December 31, 2017 and 2016.

11.  Borrowings

At December 31, 2017 and 2016, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2017 and 2016.

FHLB Borrowings

At December 31, 2017, the Bank had remaining borrowing capacity with the FHLB of $532,809. At December 31, 2017, borrowings with the FHLB are secured by a pledge of selected securities in the amount of $8,068 and certain loans with a balance of $1,085,644. Borrowings from the FHLB at December 31, 2017 and 2016 are as follows:

Interest Rate	Maturity	2017	2016
(a)	n/a	$34,416	$103,969
(b)	09/06/17	0	15,016
(c)	12/15/17	0	15,093
(d)	09/06/18	7,550	17,523
(e)	06/28/19	30,000	0
(f)	09/06/19	11,752	18,360
(g)	09/16/19	8,883	13,865
(h)	06/29/20	30,000	0
(i)	09/08/20	13,859	18,780
(j)	06/28/21	30,000	0
(k)	06/29/22	50,000	0
(l)	09/06/22	15,976	19,201
(m)	12/05/22	20,000	0
(n)	07/03/23	700	700
(o)	09/05/23	1,797	1,925
(p)	03/11/24	814	852
(q)	06/11/24	435	462
(r)	05/04/26	217	240
(s)	10/14/26	231	252
(t)	02/11/33	729	766

		$257,359	$227,004

(a) – Open Repo borrowing at an interest rate of 1.54% at December 31, 2017 and 0.74% at December 31, 2016. The maximum amount of the Open Repo borrowing available is $150,000.

(b) – Fixed rate borrowing at an interest rate of 0.83%, with monthly principal and interest payments.

(c) – Fixed rate borrowing at an interest rate of 1.25%, with monthly principal and interest payments.

(d) – Fixed rate borrowing at an interest rate of 1.05%, with monthly principal and interest payments.

(e) – Fixed rate borrowing at interest rate of 1.66%. Interest only payments with principal due at maturity.

(f) – Fixed rate borrowing at an interest rate of 1.17%, with monthly principal and interest payments.

(g) – Fixed rate borrowing at an interest rate of 1.35%, with monthly principal and interest payments.

(h) – Fixed rate borrowing at interest rate of 1.82%. Interest only payments with principal due at maturity.

(i) – Fixed rate borrowing at an interest rate of 1.27%, with monthly principal and interest payments.

(j) – Fixed rate borrowing at interest rate of 1.97%. Interest only payments with principal due at maturity.

(k) – Fixed rate borrowing at interest rate of 1.97%. Interest only payments with principal due at maturity.

(l) – Fixed rate borrowing at an interest rate of 1.47%, with monthly principal and interest payments.

(m) – Fixed rate borrowing at interest rate of 2.39%. Interest only payments with principal due at maturity.

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

Other Borrowings

At December 31, 2017 and 2016, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

The Bank entered into a borrowing transaction with an unaffiliated institution in March 2007. The proceeds of this borrowing were $10,000 and, as part of this transaction, the Bank pledged certain securities which had a carrying amount of $11,416 at December 31, 2016. The borrowing matured March 20, 2017. The interest rate was fixed and was 5.25% at December 31, 2016.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 3.14% at December 31, 2017 and 2.51% at December 31, 2016. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2017:

2018	$62,242
2019	47,562
2020	37,505
2021	33,740
2022	72,931
Thereafter	73,999

Total borrowed funds	$327,979

12.  Interest Rate Swaps

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At December 31, 2017, the variable rate on the subordinated debt was 3.14% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of December 31, 2017 and 2016, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2017	2016
Interest rate contract	Accrued interest payable and other liabilities	($161)	($459)
For the Year Ended December 31, 2017	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$194	Interest expense – subordinated debentures		($288)	Other income	$0
For the Year Ended December 31, 2016
Interest rate contract	$180	Interest expense – subordinated debentures		($340)	Other income	$0
For the Year Ended December 31, 2015
Interest rate contract	$137	Interest expense – subordinated debentures		($378)	Other income	$0

(a)	Amount of Gain Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $270.

As of December 31, 2017 and 2016, a cash collateral balance of $1,400 was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2017 and 2016:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2017
3rd Party interest rate swaps	$11,848	8.0	4.51%	1 month LIBOR + 2.37%	$149 (a)
Customer interest rate swaps	(11,848)	8.0	4.51%	1 month LIBOR + 2.37%	(149) (b)
December 31, 2016
3rd Party interest rate swaps	$14,814	9.7	4.43%	1 month LIBOR + 2.35%	$211 (a)
Customer interest rate swaps	(14,814)	9.7	4.43%	1 month LIBOR + 2.35%	(211) (b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Current – federal	$8,978	$6,181	$7,777

Current – state	29	(33)	139

Deferred – federal	376	1,023	376

Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	3,009	0	0

Income tax expense	$12,392	$7,171	$8,292

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2017	%	2016	%	2015	%
Tax at statutory rate	$12,688	35.0	$9,699	35.0	$10,671	35.0
Tax exempt income, net	(1,899)	(5.2)	(2,054)	(7.4)	(1,816)	(6.0)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	3,009	8.3	0	0.00	0	0.0
Bank owned life insurance	(581)	(1.6)	(379)	(1.3)	(418)	(1.4)
Merger costs	0	0.0	170	0.6	30	0.1
Other	(825)	(2.3)	(265)	(1.0)	(175)	(0.5)

Income tax expense	$12,392	34.2	$7,171	25.9	$8,292	27.2

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, the Corporation recognized additional tax expense totaling $3,009, as detailed in the table above.

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 (discussed below), deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 35%.

	2017	2016

Deferred tax assets:
Allowance for loan losses	$2,840	$4,679
Fair value adjustments – business combination	1,135	2,530
Deferred compensation	1,903	2,891
Impaired security valuation	0	379
Net operating loss carryover	71	627
Post-retirement benefits	892	1,688
Unrealized loss on interest rate swap	34	161
Nonaccrual loan interest	390	649
Accrued expenses	699	1,282
Deferred fees and costs	598	629
Other	344	465

	8,906	15,980

Deferred tax liabilities:
Unrealized gain on securities available for sale	126	750
Premises and equipment	1,413	2,258
Unrealized gain on trading securities	156	118
Intangibles – section 197	2,593	4,735
Mortgage servicing rights	291	487
Other	78	23

	4,657	8,371

Net deferred tax asset	$4,249	$7,609

At December 31, 2017 and 2016, the Corporation has no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2017 and 2016, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2017, 2016, and 2015.

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2013. Tax years 2014 through 2016 remain open to federal examination.

In connection with its acquisition of FC Banc Corp., the Corporation assumed a federal net operating loss carryforward of $6,367, which expires in 2033. Under Section 382 of the Internal Revenue Code, the utilization of the loss carryforward in future years is limited based on the consideration paid and other factors. The annual limitation on the utilization of this loss carry forward is $1,455. As of December 31, 2017, the balance of the net operating loss carryforward is $338. Management believes that the net operating loss carryforward will be used in full before its expiration.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.

14.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $802, $652 and $508 in 2017, 2016, and 2015, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6.0% of total compensation plus 5.7% of the compensation in excess of $127. The Corporation recognized profit sharing expense of $1,755, $1,276 and $868 in 2017, 2016, and 2015 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2017 and 2016, obligations of $5,349 and $4,958, respectively, were included in other liabilities for this plan. Expenses related to this plan were $648 in 2017, $550 in 2016 and $608 in 2015.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2017 and 2016, obligations of $1,264 and $1,175, respectively, were included in other liabilities for this plan. Expenses related to this plan were $89 in 2017, $33 in 2016 and $155 in 2015.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Benefit obligation at beginning of year	$3,409	$3,066	$2,744
Interest cost	114	108	90
Service cost	103	103	96
Actual claims	(78)	(151)	(109)
Actuarial (gain) loss	(808)	283	245

Benefit obligation at end of year	$2,740	$3,409	$3,066

Amounts recognized in accumulated other comprehensive income at December 31, 2017 and 2016 consist of:

	2017	2016
Net actuarial loss	$(871)	$(1,871)
Tax effect	183	654

	$(688)	$(1,217)

The accumulated benefit obligation was $2,740 and $3,409 at December 31, 2017 and 2016, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2017	2016	2015
Service cost	$103	$103	$96
Interest cost	114	108	90
Net amortization of transition obligation and actuarial loss	192	184	173

Net periodic benefit cost	409	395	359

Net (gain) loss	(808)	282	311
Amortization of loss	(192)	(184)	(173)

Total recognized in other comprehensive income	(1,000)	98	138

Total recognized in net periodic benefit cost and other comprehensive income	$(591)	$493	$497

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $84.

The weighted average discount rate used to calculate net periodic benefit cost was 3.49% in 2017, 3.67% in 2016, and 3.42% in 2015. The weighted average rate used to calculate accrued benefit obligations was 3.13% in 2017, 3.49% in 2016, and 3.67% in 2015. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2018 and thereafter. A one percent increase in the health care trend rates would result in an increase of $267 in the benefit obligation as of December 31, 2017, and would increase the service and interest costs by $19 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $218 and $15 in the benefit obligation and services and interest costs, respectively, at December 31, 2017.

15.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2017	2016	2015
Balance, beginning of year	$2,080	$1,226	$1,087
Deferrals, dividends, and changes in fair value recorded as an expense	444	936	209
Deferred compensation payments	(21)	(82)	(70)

Balance, end of year	$2,503	$2,080	$1,226

16. Stock-Based Compensation

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value

Nonvested at January 1, 2017	100,726	$17.36
Granted	39,673	25.94
Forfeited	(2,482)	21.12
Vested	(43,445)	17.54

Nonvested at December 31, 2017	94,472	$20.79

As of December 31, 2017 and 2016, there was $1,243 and $1,190, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2017, 2016, and 2015 was $1,035, $624 and $530, respectively. Compensation expense for restricted stock awards was $928 in 2017, $820 in 2016 and $621 in 2015.

The number of authorized stock-based awards still available for grant as of December 31, 2017 was 219,800.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors granted performance-based restricted stock awards (“PBRSAs”) with a maximum of 10,000 shares to an employee in 2017. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans and credit cards, with its officers, directors, and their affiliated companies. The aggregate of such loans and credit cards totaled $5,331 on December 31, 2017 compared to $4,357 on December 31, 2016. During 2017, $1,816 in new loans were made, $25 were added for the net change in outstanding credit card balances, $200 were removed due to a change in the composition of related parties, and repayments totaled $667.

Deposits from principal officers, directors, and their affiliates were $11,982 and $14,434 at December 31, 2017 and 2016, respectively.

18.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action (PCA) regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Under the Basel III rules, the Corporation and Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25% and for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities are excluded from computing regulatory capital. Management believes as of December 31, 2017 the Corporation and Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2017 and 2016. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital to Risk Weighted Assets
Consolidated	$297,708	14.32%	$192,341	9.25%	N/A
Bank	$279,704	13.58%	$190,513	9.25%	$205,960	10.00%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$228,015	10.97%	$150,754	7.25%	N/A
Bank	$261,643	12.70%	$149,321	7.25%	$164,768	8.00%

Common equity Tier 1 to Risk Weighted Assets
Consolidated	$208,015	10.00%	$119,563	5.75%	N/A
Bank	$254,264	12.35%	$118,427	5.75%	$133,874	6.50%

Tier 1 (Core) Capital to Average Assets
Consolidated	$228,015	8.45%	$107,969	4.00%	N/A
Bank	$261,643	9.80%	$106,798	4.00%	$133,498	5.00%

December 31, 2016
Total Capital to Risk Weighted Assets
Consolidated	$261,530	14.05%	$160,501	8.625%	N/A
Bank	$242,592	13.19%	$158,590	8.625%	$183,873	10.00%

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$195,200	10.49%	$123,283	6.625%	N/A
Bank	$228,109	12.41%	$121,816	6.625%	$147,098	8.00%

Common equity Tier 1 to Risk Weighted Assets
Consolidated	$175,200	9.41%	$95,370	5.125%	N/A
Bank	$220,730	12.00%	$94,235	5.125%	$119,517	6.50%

Tier 1 (Core) Capital to Average Assets
Consolidated	$195,200	7.85%	$99,430	4.00%	N/A
Bank	$228,109	9.36%	$97,527	4.00%	$121,909	5.00%

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

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2018, $30,615 of accumulated net earnings of the Bank included in consolidated stockholders’ equity, plus any 2018 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

19.  Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31, 2017 and 2016:

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$64,799	$210,987	$57,283	$202,883
Unused lines of credit	0	118,348	0	105,779
Standby letters of credit	0	14,985	0	4,618

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 8 months to 30 years. The fixed rate loan commitments at December 31, 2016 have interest rates ranging from 1.19% to 18.00% and maturities ranging from 6 months to 30 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5,000 as a limited partner in the fund. In February 2017, the Corporation entered into a subscription agreement with Tecum Capital Partners II, LP (“Tecum”) and committed to invest $3,000 as a limited partner in the fund. Oxer and Tecum are both Small Business Investment Company (SBIC) that are licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of December 31, 2017, the Bank has made $3,290 of capital contributions to Oxer and $1,167 of capital contributions to Tecum.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$108,148	$0	$108,148	$0
States and political subdivisions	137,723	0	137,723	0
Residential and multi-family mortgage	109,636	0	109,636	0
Corporate notes and bonds	17,200	0	17,200	0
Pooled SBA	36,040	0	36,040	0
Other equity securities	962	962	0	0

Total Securities Available For Sale	$409,709	$962	$408,747	$0

Interest Rate swaps:	$149	$0	$149	$0

Trading Securities:
Corporate equity securities	$5,125	$5,125	$0	$0
Mutual funds	1,499	1,499	0	0
Certificates of deposit	220	220	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	52	0	52	0

Total Trading Securities	$7,150	$7,098	$52	$0

Liabilities
Interest rate swaps	$(310)	$0	$(310)	$0

		Fair Value Measurements at December 31, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$140,351	$0	$140,351	$0
States and political subdivisions	157,037	0	157,037	0
Residential and multi-family mortgage	134,976	0	134,976	0
Corporate notes and bonds	17,414	0	17,414	0
Pooled trust preferred	2,049	0	0	2,049
Pooled SBA	43,037	0	43,037	0
Other equity securities	971	971	0	0

Total Securities Available For Sale	$495,835	$971	$492,815	$2,049

Interest Rate swaps:	$211	$0	$211	$0

Trading Securities:
Corporate equity securities	$3,312	$3,312	$0	$0
Mutual funds	1,037	1,037	0	0
Certificates of deposit	202	202	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	53	0	53	0

Total Trading Securities	$4,858	$4,805	$53	$0

Liabilities
Interest rate swaps	$(670)	$0	$(670)	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

Pooled trust preferred
Balance, January 1, 2017	$2,049
Total gains or (losses):
Included in other comprehensive income (loss)	134
Sale of available-for-sale securities	(2,183)

Balance, December 31, 2017	$0

The table below presents a reconciliation and income statement classification of gains and losses for all securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Pooled trust preferred
Balance, January 1, 2016	$3,413
Total gains or (losses):
Included in other comprehensive income (loss)	(442)
Included in realized gains on available-for-sale securities	0
Sale of available-for-sale securities	(922)

Balance, December 31, 2016	$2,049

There were no Level 3 financial instruments carried at fair value on a recurring basis at December 31, 2017.

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Input Utilized
Pooled trust preferred	$2,049	Discounted cash flow	Collateral default rate Yield	0.5% in 2016 and thereafter 10%
			Prepayment speed	2.0% constant prepayment rate in 2016 and thereafter

At December 31, 2016 the significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are collateral default rate, yield, and prepayment speed. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017 Using
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

Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $646, with a valuation allowance of $635 as of December 31, 2017, resulting in an additional provision for loan losses of ($418) for the year then ended. Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $3,120, with a valuation allowance of $1,053 as of December 31, 2016, resulting in an additional provision for loan losses of ($189) for the year then ended.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$11	Discounted cash flow method	Discount used in discounted cash flow method	10% (10%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$2,067	Sales comparison approach and discounted cash flow method	Adjustment for differences between the comparable sales and discount used in discounted cash flows	10% – 14% (13%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2017:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$35,345	$35,345	$0	$0	$35,345
Securities available for sale	409,709	962	408,747	0	409,709
Trading securities	7,150	7,098	52	0	7,150
Loans held for sale	852	0	853	0	853
Net loans	2,126,266	0	0	2,126,824	2,126,824
FHLB and other equity interests	21,517	n/a	n/a	n/a	n/a
Interest rate swaps	149	0	149	0	149
Accrued interest receivable	9,254	6	2,651	6,597	9,254

LIABILITIES
Deposits	$(2,167,815)	$(1,802,844)	$(362,756)	$0	$(2,165,600)
FHLB and other borrowings	(257,359)	0	(257,361)	0	(257,361)
Subordinated debentures	(70,620)	0	(63,575)	0	(63,575)
Deposits held for sale	0	0	0	0	0
Interest rate swaps	(310)	0	(310)	0	(310)
Accrued interest payable	(554)	0	(554)	(0)	(554)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2016:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$29,183	$29,183	$0	$0	$29,183
Securities available for sale	495,835	971	492,815	2,049	495,835
Trading securities	4,858	4,805	53	0	4,858
Loans held for sale	7,528	0	7,553	0	7,553
Net loans	1,857,206	0	0	1,817,341	1,817,341
FHLB and other equity interests	19,186	n/a	n/a	n/a	n/a
Interest rate swaps	211	0	211	0	211
Accrued interest receivable	8,264	6	3,014	5,244	8,264

LIABILITIES
Deposits	$(2,017,522)	$(1,785,649)	$(219,765)	$0	$(2,005,414)
FHLB and other borrowings	(237,004)	0	(226,769)	0	(226,769)
Subordinated debentures	(70,620)	0	(61,831)	0	(61,831)
Deposits held for sale	(6,456)	0	(6,417)	0	(6,417)
Interest rate swaps	(670)	0	(670)	0	(670)
Accrued interest payable	(510)	0	(510)	0	(510)

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

21.   Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2017	2016

Assets
Cash	$1,556	$1,436
Trading securities	580	529
Investment in bank subsidiary	290,156	257,476
Investment in non-bank subsidiaries	21,781	23,324
Deferreds and Current Receivable	2,055	1,066
Other assets	2,059	2,666

Total assets	$318,187	$286,497

Liabilities
Borrowings from subsidiary	$1,400	$1,400
Subordinated debentures	70,620	70,620
Other liabilities	2,257	2,693

Total liabilities	74,277	74,713
Total shareholders’ equity	243,910	201,913

Total liabilities and shareholders’ equity	$318,187	$286,497

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2017	2016	2015
Dividends from:
Bank subsidiary	$8,840	$8,700	$10,404
Non-bank subsidiaries	2,250	1,200	323
Other	220	230	157

Total income	11,310	10,130	10,884

Expenses	(4,957)	(2,611)	(1,708)

Income before income taxes and equity in undistributed net income of subsidiaries:	6,353	7,519	9,176
Income tax benefit	1,614	813	547
Equity in undistributed net income of bank subsidiary	17,430	13,184	11,889
Distributions in excess of net income of non-bank subsidiaries	(1,537)	(976)	585

Net income	$23,860	$20,540	$22,197

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2017	2016	2015
Net income
Adjustments to reconcile net income to net cash provided by	$23,860	$20,540	$22,197
operating activities:
Equity in undistributed net income of bank subsidiary	(17,430)	(13,184)	(11,889)
Equity in undistributed net income (distributions in excess of net income) of non-bank subsidiaries	1,537	976	(585)
Net unrealized gains on trading securities	(12)	(58)	(11)
Decrease (increase) in other assets	(549)	(1,277)	9
(Decrease) increase in other liabilities	791	1,645	663

Net cash provided by operating activities	8,197	8,642	10,384

Cash flows from investing activities
Investment in bank subsidiaries	(15,400)	(49,223)	0

Net cash used in investing activities	(15,400)	(49,223)	0

Cash flows from financing activities:
Dividends paid	(10,094)	(9,546)	(9,515)
Proceeds from issuance of long term debt	0	50,000	0
Purchase of treasury stock	(1,877)	(44)	(868)
Net proceeds from issuance of common stock	19,294	0	0
Net advance from subsidiary	0	50	0

Net cash provided by (used in) financing activities	7,323	40,460	(10,383)

Net increase (decrease) in cash	120	(121)	1
Cash beginning of year	1,436	1,557	1,556

Cash end of year	$1,556	$1,436	$1,557

22.   Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Unrealized holding losses on available for sale securities	$(136)	$(1,838)	$(623)
Less reclassification adjustment for gains recognized in earnings	(160)	(83)	(666)

Net unrealized losses	(296)	(1,921)	(1,289)
Tax effect	104	672	452

Net-of-tax amount	(192)	(1,249)	(837)

Unrealized holding gains on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	134	(442)	2,508
Less reclassification adjustment for gains recognized in earnings	(1,383)	(922)	0

Net unrealized gains	(1,249)	(1,364)	2,508
Tax effect	437	477	(878)

Net-of-tax amount	(812)	(887)	1,630

Actuarial gain (loss) on postemployment health care plan	808	(282)	(311)
Net amortization of transition obligation and actuarial gain	192	184	173

Net unrealized gain (loss) on postemployment health care plan	1,000	(98)	(138)
Tax effect	(175)	34	48

Net-of-tax amount	825	(64)	(90)

Unrealized gain (loss) on interest rate swap	10	(63)	(168)
Less reclassification adjustment for losses recognized in earnings	288	340	378

Net unrealized gain	298	277	210
Tax effect	(104)	(97)	(73)

Net-of-tax amount	194	180	137

Other comprehensive income (loss)	$15	$(2,020)	$840

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2017, 2016, and 2015.

	Balance	Comprehensive	Reclassification of Disproportionate	Balance
	12/31/16	Income (Loss)	Tax Effect	12/31/17
Unrealized gains (losses) on securities available for sale	$1,393	$(1,004)	$84	$473
Unrealized gain (loss) on postretirement benefits plan	(1,217)	825	(298)	(690)
Unrealized loss on interest rate swap	(297)	194	(23)	(126)

Total	$(121)	$15	$(237)	$(343)

	Balance	Comprehensive	Reclassification of Disproportionate	Balance
	12/31/15	Income (Loss)	Tax Effect	12/31/16
Unrealized gains (losses) on securities available for sale	$3,529	$(2,136)	$0	$1,393
Unrealized gain (loss) on postretirement benefits plan	(1,153)	(64)	0	(1,217)
Unrealized loss on interest rate swap	(477)	180	0	(297)

Total	$1,899	$(2,020)	$0	$(121)

	Balance	Comprehensive	Reclassification of Disproportionate	Balance
	1/1/15	Income (Loss)	Tax Effect	12/31/15
Unrealized gains (losses) on securities available for sale	$2,736	$793	$0	$3,529
Unrealized gain (loss) on postretirement benefits plan	(1,063)	(90)	0	(1,153)
Unrealized loss on interest rate swap	(614)	137	0	(477)

Total	$1,059	$840	$0	$1,899

23.   Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are as follows:

	Quarters Ended in 2017				Quarters Ended in 2016
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$25,104	$27,003	$28,069	$28,698	$22,066	$22,473	$24,958	$24,818
Net interest income	21,202	22,989	23,517	23,801	18,942	19,403	21,933	21,009
Provision for loan losses	1,016	1,134	1,400	3,105	1,196	220	622	2,111
Non-interest income	5,773	5,089	5,032	5,541	3,777	4,819	4,473	4,622
Non-interest expense	17,034	17,797	17,618	17,588	14,814	18,753	17,096	16,455
Net income	6,480	6,683	7,246	3,451	5,019	4,065	6,416	5,040
Net income per share, basic	0.43	0.44	0.47	0.23	0.35	0.28	0.44	0.35
Net income per share, diluted	0.43	0.44	0.47	0.23	0.35	0.28	0.44	0.35

Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

CNB Financial Corporation

Clearfield, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Corporation Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

We have served as the Corporation’s auditor since 2000.

Cleveland, Ohio

March 8, 2018

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal

Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Form 10-K.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 8, 2018	Date: March 8, 2018

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Part I — Item 1 — Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for our 2018 annual meeting of stockholders (the “2018 proxy statement”), which we will file with the SEC on or before 120 days after our 2017 fiscal year-end, and which will appear in the 2018 proxy statement under the captions “Proposal 1. Election of Class 1 Directors,” “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s board of directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Executive Compensation” and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Stock Ownership” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Corporate Governance—Meetings and Committees of the Board of Directors – Audit Committee” and “Concerning the Independent Registered Public Accountants.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(a)(2)Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3)The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2015, by and between the Corporation, the Bank and Lake National Bank, filed with the SEC as Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on December 30, 2015, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s Current Report on Form 8-K on April 24, 2017, and incorporated herein by reference.

10.1	Employment contract with Joseph B. Bower, Jr., President and Chief Executive Officer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on May 20, 2016, and incorporated herein by reference.*

10.2	1999 Stock Incentive Plan, filed as Exhibit A to the 1999 Proxy Statement, filed with the SEC on March 29, 1999, and incorporated herein by reference.*

10.3	2009 Stock Incentive Plan, filed as Exhibit 10(iii)-4 to Registration Statement No. 333-159941, filed with the SEC on November 12, 2009, and incorporated herein by reference.*

10.4	Employment contract with Mark D. Breakey, Executive Vice President/Chief Credit Officer, filed as Exhibit 10.4 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

10.5	Employment contract with Richard L. Greslick, Jr., Executive Vice President/Chief Operating Officer, filed as Exhibit 10.2 to Form 8-K, filed with the SEC on March 9, 2012, and incorporated herein by reference.*

Exhibit No.	Description

10.6	Executive employment contract with Joseph E. Dell, Jr., Senior Vice President/Chief Lending Officer, filed as Exhibit 10.7 to Form 10-K, filed with the SEC on March 7, 2014, and incorporated herein by reference.*

10.7	Executive employment contract with Brian W. Wingard, Treasurer, filed as Exhibit 10.1 to Form 8-K, filed with the SEC on March 25, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Additional information mailed to shareholders with proxy statement and Form 10-K

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 8, 2018	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2018.

/s/ Joseph B. Bower, Jr.	/s/ Peter F. Smith
JOSEPH B. BOWER, JR.	PETER F. SMITH, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ Richard B. Seager
RICHARD L. GRESLICK, JR.	RICHARD B. SEAGER, Director
Secretary and Director

/s/ Brian W. Wingard	/s/ Francis X. Straub, III
BRIAN W. WINGARD	FRANCIS X. STRAUB, III, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Dennis L. Merrey	/s/ Peter C. Varischetti
DENNIS L. MERREY, Director	PETER C. VARISCHETTI, Director

/s/ Robert W. Montler
ROBERT W. MONTLER, Director

/s/ Joel E. Peterson
JOEL E. PETERSON, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Jeffrey S. Powell
JEFFREY S. POWELL, Director

/s/ Nicholas N. Scott
NICHOLAS N. SCOTT, Director