Form 10-Q
period 2018-03-31
CNB FINANCIAL CORP/PA
filed 2018-05-03
CIK 736772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2018

COMMON STOCK NO PAR VALUE PER SHARE: 15,285,639 SHARES

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

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share data

	(unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$26,306	$33,146
Interest bearing deposits with other banks	2,298	2,199

Total cash and cash equivalents	28,604	35,345
Securities available for sale	418,299	409,709
Trading securities	7,256	7,150
Loans held for sale	1,460	852
Loans	2,279,753	2,149,848
Less: unearned discount	(3,629)	(3,889)
Less: allowance for loan losses	(20,756)	(19,693)

Net loans	2,255,368	2,126,266
FHLB, other equity, and restricted equity interests	26,564	21,517
Premises and equipment, net	50,174	50,715
Bank owned life insurance	55,435	55,035
Mortgage servicing rights	1,390	1,387
Goodwill	38,730	38,730
Core deposit intangible	1,377	1,625
Accrued interest receivable and other assets	24,226	20,442

Total Assets	$2,908,883	$2,768,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$311,052	$321,858
Interest bearing deposits	1,899,003	1,845,957

Total deposits	2,210,055	2,167,815
Short-term borrowings	91,009	34,416
FHLB and other long term borrowings	265,389	222,943
Subordinated debentures	70,620	70,620
Accrued interest payable and other liabilities	26,999	29,069

Total liabilities	2,664,072	2,524,863

Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at March 31, 2018 and December 31, 2017	0	0
Additional paid in capital	96,786	97,042
Retained earnings	152,872	148,298
Treasury stock, at cost (22,739 shares at March 31, 2018 and 43,638 shares at December 31, 2017)	(602)	(1,087)
Accumulated other comprehensive loss	(4,245)	(343)

Total shareholders’ equity	244,811	243,910

Total Liabilities and Shareholders’ Equity	$2,908,883	$2,768,773

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Dollars in thousands, except per share data

	Three months ended
	March 31,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans including fees	$26,457	$21,970
Securities:
Taxable	1,984	2,191
Tax-exempt	694	800
Dividends	252	143

Total interest and dividend income	29,387	25,104

INTEREST EXPENSE:
Deposits	2,924	2,121
Borrowed funds	1,488	809
Subordinated debentures (includes $58 and $76 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2018 and 2017, respectively)	875	972

Total interest expense	5,287	3,902

NET INTEREST INCOME	24,100	21,202
PROVISION FOR LOAN LOSSES	1,631	1,016

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,469	20,186

NON-INTEREST INCOME:
Service charges on deposit accounts	1,247	1,090
Other service charges and fees	618	529
Wealth and asset management fees	1,030	871
Net realized gains on available-for-sale securities (includes $0 and $1,383 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2018 and 2017, respectively)	0	1,383
Net realized and unrealized gains on trading securities	14	188
Mortgage banking	208	184
Bank owned life insurance	400	352
Card processing and interchange income	971	878
Other	263	298

Total non-interest income	4,751	5,773

NON-INTEREST EXPENSES:
Salaries and benefits	9,535	9,005
Net occupancy expense	2,496	2,540
Amortization of core deposit intangible	248	331
Data processing	1,074	961
State and local taxes	853	739
Legal, professional, and examination fees	508	549
Advertising	597	413
FDIC insurance premiums	298	204
Card processing and interchange expenses	734	422
Other	2,656	1,870

Total non-interest expenses	18,999	17,034

INCOME BEFORE INCOME TAXES	8,221	8,925
INCOME TAX EXPENSE (includes $12 and $457 income tax expense from reclassification items in 2018 and 2017, respectively)	1,124	2,445

NET INCOME	$7,097	$6,480

EARNINGS PER SHARE:
Basic	$0.46	$0.43
Diluted	$0.46	$0.43
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2018	2017
NET INCOME	$7,097	$6,480
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain on interest rate swaps, net of tax of ($4) and ($3), respectively	16	6
Reclassification adjustment for losses recognized in earnings, net of tax of ($12) and ($27), respectively	46	49

	62	55

Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized gains arising during the period, net of tax of $0 and ($47), respectively	0	87
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $484, respectively	0	(899)

	0	(812)

Unrealized gains on other securities available for sale:
Unrealized (losses) gains arising during the period, net of tax of $1,053 and ($456), respectively	(3,964)	850

Other comprehensive income (loss)	(3,902)	93

COMPREHENSIVE INCOME	$3,195	$6,573

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollars in thousands

	Three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,097	$6,480
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,631	1,016
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	1,236	1,333
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(427)	53
Net realized gains on sales of available-for-sale securities	0	(1,383)
Net realized and unrealized gains on trading securities	(14)	(188)
Proceeds from sale of trading securities	0	402
Purchase of trading securities	(92)	(904)
Gain on sale of loans	(105)	(81)
Net gains on dispositions of premises and equipment and foreclosed assets	(4)	(81)
Proceeds from sale of loans	4,270	3,197
Origination of loans held for sale	(4,824)	(4,376)
Income on bank owned life insurance	(400)	(352)
Stock-based compensation expense	674	189
Changes in:
Accrued interest receivable and other assets	(4,134)	(1,108)
Accrued interest payable and other liabilities	(766)	(3,971)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,142	226

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	7,780	21,546
Proceeds from sales of available-for-sale securities	0	2,183
Purchase of available-for-sale securities	(21,634)	(2,268)
Loan origination and payments, net	(130,059)	(35,616)
Purchase of FHLB, other equity, and restricted equity interests	(5,047)	(999)
Purchase of premises and equipment	(397)	(1,877)
Proceeds from the sale of premises and equipment and foreclosed assets	166	236

NET CASH USED IN BY INVESTING ACTIVITIES	(149,191)	(16,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	30,391	24,999
Certificates of deposit	11,849	(17,042)
Deposits held for sale	0	57
Purchase of treasury stock	(448)	(1,103)
Cash dividends paid	(2,523)	(2,525)
Proceeds from stock offering, net of issuance costs	0	19,294
Repayment of long-term borrowings	(7,554)	(17,461)
Proceeds from long-term borrowings	50,000	0
Net change in short-term borrowings	56,593	9,536

NET CASH PROVIDED BY FINANCING ACTIVITIES	138,308	15,755

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,741)	(814)
CASH AND CASH EQUIVALENTS, Beginning	35,345	29,183

CASH AND CASH EQUIVALENTS, Ending	$28,604	$28,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,203	$3,890
Income taxes	0	0
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$0	$51
Grant of restricted stock awards from treasury stock	$933	$943

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2017 (the “2017 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	STOCK COMPENSATION

The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is either one-third or one-fourth of the granted options or restricted stock per year, beginning one year after the grant date, with 100% vesting on the third or fourth anniversary of the grant date, respectively. Prior to 2018, for independent directors, the vesting schedule is one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by independent directors vests immediately. At March 31, 2018, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three month periods ended March 31, 2018 and 2017.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting. In 2018, awards with a maximum of 15,702 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 10,000 shares was granted to a key employee.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $674 and $189 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $1,584 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in time-based nonvested restricted stock awards for the three months ended March 31, 2018 follows:

		Per Share Weighted Average
	Shares	Grant Date Fair Value
Nonvested at beginning of period	94,472	$20.79
Granted	22,108	26.92
Vested	(40,105)	19.69

Nonvested at end of period	76,475	$23.07

The above table excludes 15,600 shares that were granted and immediately vested. Compensation expense resulting from the immediately vested shares was $385 for the three months ended March 31, 2018, and is included in the previously disclosed $674 above.

The fair value of shares vested was $1,462 and $917 during the three months ended March 31, 2018 and 2017, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2018 and December 31, 2017:

		Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$111,921	$0	$111,921	$0
States and political subdivisions	133,466	0	133,466	0
Residential and multi-family mortgage	120,630	0	120,630	0
Corporate notes and bonds	17,194	0	17,194	0
Pooled SBA	34,145	0	34,145	0

Other	943	943	0	0

Total Securities Available For Sale	$418,299	$943	$417,356	$0

Interest Rate swaps	$146	$0	$146	$0

Trading Securities:
Corporate equity securities	$5,172	$5,172	$0	$0
Mutual funds	1,612	1,612	0	0
Certificates of deposit	170	170	0	0
Corporate notes and bonds	250	250	0	0
U.S. Government sponsored entities	52	0	52	0

Total Trading Securities	$7,256	$7,204	$52	$0

Liabilities,
Interest rate swaps	$(229)	$0	$(229)	$0

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$108,148	$0	$108,148	$0
States and political subdivisions	137,723	0	137,723	0
Residential and multi-family mortgage	109,636	0	109,636	0
Corporate notes and bonds	17,200	0	17,200	0
Pooled SBA	36,040	0	36,040	0
Other	962	962	0	0

Total Securities Available For Sale	$409,709	$962	$408,747	$0

Interest Rate swaps	$149	$0	$149	$0

Trading Securities:
Corporate equity securities	$5,125	$5,125	$0	$0
Mutual funds	1,499	1,499	0	0
Certificates of deposit	220	220	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	52	0	52	0

Total Trading Securities	$7,150	$7,098	$52	$0

Liabilities,
Interest rate swaps	$(310)	$0	$(310)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	2018	2017
Balance, January 1	$0	$2,049
Total gains:
Included in other comprehensive income (unrealized)	0	134
Sale of available-for-sale securities	0	(2,183)

Balance, March 31	$0	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2018 and December 31, 2017:

Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$60	0	0	$60

Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$11	0	0	$11

Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $959 with a valuation allowance of $899 as of March 31, 2018, resulting in a provision for loan losses of $264 for the corresponding three month period. Impaired loans had a recorded investment of $646 with a valuation allowance of $635 as of December 31, 2017. Impaired loans carried at fair value resulted in a negative provision for loan losses of $(103) for the three months ended March 31, 2017.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$60	Discounted cash flow method	Discount used in discounted cash flow method	10% (10%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans – commercial mortgages	$11	Discounted cash flow method	Discount used in discounted cash flow method	10% (10%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2018:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$28,604	$28,604	$0	$0	$28,604
Securities available for sale	418,299	943	417,356	0	418,299
Trading securities	7,256	7,204	52	0	7,256
Loans held for sale	1,460	0	1,460	0	1,460
Net loans	2,255,368	0	0	2,226,877	2,226,877
FHLB and other restricted interests	21,377	n/a	n/a	n/a	n/a
Other equity interests	5,187				5,187
Interest rate swaps	146	0	146	0	146
Accrued interest receivable	9,853	7	3,117	6,729	9,853
LIABILITIES
Deposits	$(2,210,055)	$(1,833,235)	$(378,985)	$0	$(2,212,220)
FHLB and other borrowings	(356,398)	0	(351,547)	0	(351,547)
Subordinated debentures	(70,620)	0	(69,767)	0	(69,767)
Interest rate swaps	(229)	0	(229)	0	(229)
Accrued interest payable	(638)	0	(638)	0	(638)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2017:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$35,345	$35,345	$0	$0	$35,345
Securities available for sale	409,709	962	408,747	0	409,709
Trading securities	7,150	7,098	52	0	7,150
Loans held for sale	852	0	853	0	853
Net loans	2,126,266	0	0	2,126,824	2,126,824
FHLB and other restricted interests	17,035	n/a	n/a	n/a	n/a
Other equity interests	4,482				4,482
Interest rate swaps	149	0	149	0	149
Accrued interest receivable	9,254	6	2,651	6,597	9,254

LIABILITIES
Deposits	$(2,167,815)	$(1,802,844)	$(362,756)	$0	$(2,165,600)
FHLB and other borrowings	(257,359)	0	(257,361)	0	(257,361)
Subordinated debentures	(70,620)	0	(63,575)	0	(63,575)
Interest rate swaps	(310)	0	(310)	0	(310)
Accrued interest payable	(554)	0	(554)	(0)	(554)

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

Loans: As of March 31, 2018, fair values for loans are estimated by a third party firm using the income approach. This approach uses valuation techniques to convert future earnings or cash flows to present value to arrive at a value that is indicated by market expectation about future cash flow. The methods utilized to estimate the fair value of loans represent an exit price. At December 31, 2017, the estimated fair value for loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB and other restricted equity interests: It is not practical to determine the fair value of Federal Home Loan Bank stock and other restricted interests due to restrictions placed on the transferability of these instruments.

Other equity interests: The fair value is based on the net asset values provided by underlying investment partnership. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures.

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

4.	SECURITIES

Securities available for sale at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018				December 31, 2017
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$113,341	$334	$(1,754)	$111,921	$108,578	$478	$(908)	$108,148
State & political subdivisions	131,608	2,616	(758)	133,466	134,428	3,609	(314)	137,723
Residential & multi-family mortgage	123,995	104	(3,469)	120,630	111,214	304	(1,882)	109,636
Corporate notes & bonds	17,608	45	(459)	17,194	17,610	52	(462)	17,200
Pooled SBA	35,145	113	(1,113)	34,145	36,260	355	(575)	36,040
Other	1,020	0	(77)	943	1,020	0	(58)	962

Total	$422,717	$3,212	$(7,630)	$418,299	$409,110	$4,798	$(4,199)	$409,709

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Trading securities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Corporate equity securities	$5,172	$5,125
Mutual funds	1,612	1,499
Certificates of deposit	170	220
Corporate notes and bonds	250	254
U.S. Government sponsored entities	52	52

Total	$7,256	$7,150

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2018

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$63,833	$(1,262)	$34,590	$(492)	$98,423	$(1,754)
State & political subdivisions	61,022	(456)	4,045	(302)	65,067	(758)
Residential & multi-family mortgage	50,017	(913)	59,984	(2,556)	110,001	(3,469)
Corporate notes & bonds	5,225	(38)	9,077	(421)	14,302	(459)
Pooled SBA	7,513	(67)	21,272	(1,046)	28,785	(1,113)
Other	0	(0)	943	(77)	943	(77)

	$187,610	$(2,736)	$129,911	$(4,894)	$317,521	$(7,630)

December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$55,696	$(540)	$34,754	$(368)	$90,450	$(908)
State & political subdivisions	15,890	(69)	4,104	(245)	19,994	(314)
Residential and multi-family mortgage	30,144	(153)	63,699	(1,729)	93,843	(1,882)
Corporate notes & bonds	5,005	(9)	9,042	(453)	14,047	(462)
Pooled SBA	0	(0)	22,270	(575)	22,270	(575)
Other	0	(0)	962	(58)	962	(58)

	$106,735	$(771)	$134,831	$(3,428)	$241,566	$(4,199)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$0	$2,071
Credit losses previously recognized on securities sold during the period	0	(2,071)
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0

Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$0

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

As of March 31, 2018 and December 31, 2017, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On March 31, 2018 and December 31, 2017, securities carried at $274,883 and $319,575, respectively, were pledged to secure public deposits and for other purposes as provided by law.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2018	$0	$0	$0
Three months ended March 31, 2017	$2,183	$1,383	$0

The tax provision related to these net realized gains was $0 and $484, respectively.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2018:

	Amortized	Fair
	Cost	Value
1 year or less	$58,820	$58,626
1 year – 5 years	154,027	154,001
5 years – 10 years	43,991	44,236
After 10 years	5,719	5,718

	262,557	262,581
Residential and multi-family mortgage	123,995	120,630
Pooled SBA	35,145	34,145

Total debt securities	$421,697	$417,356

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.	LOANS

Total net loans at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
Commercial, industrial, and agricultural	$773,473	$749,138
Commercial mortgages	694,517	600,065
Residential real estate	725,683	713,347
Consumer	77,981	80,193
Credit cards	6,965	6,753
Overdrafts	1,134	352
Less: unearned discount	(3,629)	(3,889)
allowance for loan losses	(20,756)	(19,693)

Loans, net	$2,255,368	$2,126,266

At March 31, 2018 and December 31, 2017, net unamortized loan fees of $3,211 and $2,574, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 34% and 35% of the Corporation’s total loan portfolio at March 31, 2018 and December 31, 2017, respectively. Commercial mortgage loans comprised 31% and 28% of the Corporation’s total loan portfolio at March 31, 2018 and December 31, 2017, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 32% and 33% of the Corporation’s total loan portfolio at March 31, 2018 and December 31, 2017, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 10% of the total loan portfolio at both March 31, 2018 and December 31, 2017. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the three months ended March 31, 2018 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(31)	0	0	(590)	(19)	(86)	(726)
Recoveries	68	0	3	49	7	31	158
Provision for loan losses	85	1,013	16	427	15	75	1,631

Allowance for loan losses, March 31, 2018	$6,282	$10,020	$2,052	$2,065	$123	$214	$20,756

Transactions in the allowance for loan losses for the three months ended March 31, 2017 were as follows:

	Commercial,		Residential
	Industrial, and	Commercial	Real		Credit
	Agricultural	Mortgages	Estate	Consumer	Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(1)	0	(68)	(735)	(58)	(69)	(931)
Recoveries	12	2	71	2	11	33	131
Provision (benefit) for loan losses	(654)	602	366	607	59	36	1,016

Allowance for loan losses, March 31, 2017	$4,785	$7,357	$2,022	$2,089	$105	$188	$16,546

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

March 31, 2018

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$20	$2	$0	$0	$0	$0	$22
Collectively evaluated for impairment	5,984	3,850	2,052	2,065	123	214	14,288
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	278	6,168	0	0	0	0	6,446

Total ending allowance balance	$6,282	$10,020	$2,052	$2,065	$123	$214	$20,756

Loans:
Individually evaluated for impairment	$1,418	$1,892	$0	$0	$0	$0	$3,310
Collectively evaluated for impairment	766,905	679,271	725,683	77,981	6,965	1,134	2,257,939
Acquired with deteriorated credit quality	0	1,144	0	0	0	0	1,144
Modified in a troubled debt restructuring	5,150	12,210	0	0	0	0	17,360

Total ending loans balance	$773,473	$694,517	$725,683	$77,981	$6,965	$1,134	$2,279,753

December 31, 2017

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$0	$0	$0	$0	$0	$47
Collectively evaluated for impairment	5,868	3,563	2,033	2,179	120	194	13,957
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	245	5,444	0	0	0	0	5,689

Total ending allowance balance	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

Loans:
Individually evaluated for impairment	$1,187	$51	$0	$0	$0	$0	$1,238
Collectively evaluated for impairment	742,738	586,845	713,347	80,193	6,753	352	2,130,228
Acquired with deteriorated credit quality	0	1,079	0	0	0	0	1,079
Modified in a troubled debt restructuring	5,213	12,090	0	0	0	0	17,303

Total ending loans balance	$749,138	$600,065	$713,347	$80,193	$6,753	$352	$2,149,848

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

March 31, 2018

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,861	$1,852	$298
Commercial mortgage	9,290	9,007	6,170
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	5,478	4,716	0
Commercial mortgage	6,054	5,095	0
Residential real estate	0	0	0

Total	$22,683	$20,670	$6,468

December 31, 2017

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,915	$1,915	$292
Commercial mortgage	9,940	9,731	5,444
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	5,264	4,485	0
Commercial mortgage	3,211	2,410	0
Residential real estate	0	0	0

Total	$20,330	$18,541	$5,736

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three Months Ended March 31, 2018
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,884	$22	$22
Commercial mortgage	9,234	18	18
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,600	46	46
Commercial mortgage	3,753	13	13
Residential real estate	0	0	0

Total	$19,491	$99	$99

	Three Months Ended March 31, 2017
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,636	$18	$18
Commercial mortgage	15,270	145	145
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	1,712	16	16
Commercial mortgage	0	0	0
Residential real estate	0	0	0

Total	$18,618	$179	$179

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,737	$0	$1,869	$78
Commercial mortgages	11,361	0	11,065	0
Residential real estate	5,038	425	5,470	338
Consumer	614	13	828	17
Credit cards	0	37	0	44

Total	$19,750	$475	$19,232	$477

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans.

March 31, 2018

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,371	$173	$935	$3,479	$769,994	$773,473
Commercial mortgages	3	314	1,714	2,031	692,486	694,517
Residential real estate	1,565	1,596	4,471	7,632	718,051	725,683
Consumer	376	447	580	1,403	76,578	77,981
Credit cards	30	5	37	72	6,893	6,965
Overdrafts	0	0	0	0	1,134	1,134

Total	$4,345	$2,535	$7,737	$14,617	$2,265,136	$2,279,753

December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,745	$646	$748	$4,139	$744,999	$749,138
Commercial mortgages	233	0	292	525	599,540	600,065
Residential real estate	2,290	1,494	4,655	8,439	704,908	713,347
Consumer	454	307	812	1,573	78,620	80,193
Credit cards	31	10	44	85	6,668	6,753
Overdrafts	0	0	0	0	352	352

Total	$5,753	$2,457	$6,551	$14,761	$2,135,087	$2,149,848

Troubled Debt Restructurings

The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$5,150	$278	10	$5,213	$245
Commercial mortgages	9	12,210	6,168	9	12,090	5,444
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0

Total	19	$17,360	$6,446	19	$17,303	$5,689

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2018 or March 31, 2017.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2018 and December 31, 2017 and no principal balances were forgiven in connection with the loan restructurings.

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

March 31, 2018

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$740,558	$9,513	$23,402	$0	$773,473
Commercial mortgages	676,688	2,771	15,058	0	694,517

Total	$1,417,246	$12,284	$38,460	$0	$1,467,990

December 31, 2017

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$713,102	$16,726	$19,310	$0	$749,138
Commercial mortgages	581,631	4,419	14,015	0	600,065

Total	$1,294,733	$21,145	$33,325	$0	$1,349,203

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Residential		Credit	Residential		Credit
	Real Estate	Consumer	Cards	Real Estate	Consumer	Cards
Performing	$720,220	$77,354	$6,928	$707,539	$79,348	$6,709
Nonperforming	5,463	627	37	5,808	845	44

Total	$725,683	$77,981	$6,965	$713,347	$80,193	$6,753

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

Holiday’s loan portfolio is summarized as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Consumer	$21,892	$23,428
Less: unearned discount	(3,629)	(3,889)

Total	$18,263	$19,539

6. DEPOSITS

Total deposits at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	Percentage Change	March 31, 2018	December 31, 2017
Checking, non-interest bearing	(3.4%)	$311,052	$321,858
Checking, interest bearing	4.7%	592,075	565,399
Savings accounts	1.6%	930,108	915,587
Certificates of deposit	3.2%	376,820	364,971

	1.9%	$2,210,055	$2,167,815

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2018 and 2017, there were no outstanding stock options to include in the diluted earnings per share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended
	March 31,
	2018	2017
Basic earnings per common share computation:
Net income per consolidated statements of income	$7,097	$6,480
Net earnings allocated to participating securities	(34)	(39)

Net earnings allocated to common stock	$7,063	$6,441

Distributed earnings allocated to common stock	$2,509	$2,508
Undistributed earnings allocated to common stock	4,554	3,933

Net earnings allocated to common stock	$7,063	$6,441

Weighted average common shares outstanding, including shares considered participating securities	15,273	14,979

Less: Average participating securities	(72)	(86)

Weighted average shares	15,201	14,893

Basic earnings per common share	$0.46	$0.43

Diluted earnings per common share computation:
Net earnings allocated to common stock	$7,063	$6,441

Weighted average common shares outstanding for basic earnings per common share	15,201	14,893
Add: Dilutive effects of assumed exercises of stock options	0	0

Weighted average shares and dilutive potential common shares	15,201	14,893

Diluted earnings per common share	$0.46	$0.43

8.	DERIVATIVE INSTRUMENTS

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At March 31, 2018, the variable rate on the subordinated debt was 3.43% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).

As of March 31, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

		Fair value as of
	Balance Sheet	March 31,	December 31,
	Location	2018	2017
Interest rate contracts	Accrued interest and other liabilities	$(83)	$(161)

For the Three Months Ended March 31, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$62	Interest expense – subordinated debentures	$(58)	Other income	$0
For the Three Months Ended March 31, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$55	Interest expense – subordinated debentures	$(76)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $217. As of March 31, 2018 and December 31, 2017, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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

The Corporation pledged cash collateral to another financial institution with a balance $750 as of both March 31, 2018 and December 31, 2017. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of March 31, 2018 and December 31, 2017:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
March 31, 2018
3rd Party interest rate swaps	$11,772	7.8	4.52%	1 month LIBOR + 2.37%	$(146	)(a)
Customer interest rate swaps	(11,772)	7.8	4.52%	1 month LIBOR + 2.37%	146	(b)
December 31, 2017
3rd Party interest rate swaps	$11,848	8.0	4.51%	1 month LIBOR + 2.37%	$149	(a)
Customer interest rate swaps	(11,848)	8.0	4.51%	1 month LIBOR + 2.37%	(149	)(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Corporation adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, gains (losses) on sale of other real estate owned, is not within the scope of (ASU) 2014-09. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 93.3% of the total revenue of the Corporation.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2018 and 2017.

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Non-interest Income
Service charges on deposit accounts	$1,247	$1,090
Wealth and asset management fees	1,030	871
Mortgage banking (1)	208	184
Card processing and interchange income	971	878
Net gains (losses) on sales of securities (1)	0	1,383
Other income (1)	1,295	1,367

Total non-interest income	$4,751	$5,773

(1)	Not within scope of ASU 2014-09

The types of non-interest income within the scope of the standard that is material to the consolidated financial statements are services charges on deposit accounts and wealth and asset management fee income.

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed, as that is the point in time the Corporation fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Services charges on deposits are withdrawn from the customer’s account balance.

Wealth and Asset Management Fees: The Corporation earns wealth and asset management fees from its contracts with trust and brokerage customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month end. Fees for these services are billed to customers on a monthly or quarterly basis and are recorded as revenue at the end of the period for which the wealth and asset management services have been performed. Other performance obligations, such as the delivery of account statements to customers, are generally considered immaterial to the overall transaction price.

Card processing and interchange income: The Corporation earns interchange fees from check card and credit card transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

10.	CONTINGENCY

On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of

$1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability is $96 as of March 31, 2018, which has been accrued and reported in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The remaining balance that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2016, the FASB issued an update (ASU 2016-15, Statement of Cash Flows) which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update apply to all entities, including business entities and not-for-profit entities that are required to present a statement of cash flows, and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 did not have a material effect on the Corporation’s financial statements.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Corporation are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update was effective on January 1, 2018, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year, but resulted in the use of an exit price, rather than an entrance price, to determine fair value of loans not measured at fair value on a non-recurring basis. The adoption of ASU 2016-01 on January 1, 2018 did not have a material effect on the Corporation’s financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of CNB Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula and Lake. As FCBank, a division of CNB Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. As Bank on Buffalo, a division of CNB Bank, the Bank operates in Erie and Niagara counties, New York.

The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation (“Holiday”), incorporated in Pennsylvania, offers small balance secured and unsecured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

When we use the terms “we”, “us” and “our”, we mean CNB Financial Corporation and its subsidiaries. Management’s discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and related notes.

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2017, included in its 2017 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018, or any future period.

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

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are expected to also result in an increase in earning assets as well as enhanced non-interest income which is expected to more than offset increases in non-interest expenses in 2018 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well-positioned to sustain core earnings during 2018.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $28.6 million at March 31, 2018 compared to $35.3 million at December 31, 2017. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities increased by $8.7 million or 2.1% since December 31, 2017. The Corporation’s objective is to maintain the securities portfolio at a size that approximates 15% of total assets in order to appropriately balance the earnings and liquidity that the portfolio provides. As of March 31, 2018 and December 31, 2017, the securities portfolio as a percentage of total assets was 14.6% and 15.1%, respectively. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $130.2 million, or 6.1%, during the first three months of 2018. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2018.

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

	Three months ending March 31, 2018	Year ending December 31, 2017	Three months ending March 31, 2017
Balance at beginning of period	$19,693	$16,330	$16,330

Charge-offs:
Commercial, industrial, and agricultural	(31)	(544)	(1)
Commercial mortgages	0	(116)	0
Residential real estate	0	(466)	(68)
Consumer	(590)	(2,555)	(735)
Credit cards	(19)	(144)	(58)
Overdrafts	(86)	(252)	(69)

	(726)	(4,077)	(931)

Recoveries:
Commercial, industrial, and agricultural	68	235	12
Commercial mortgages	0	197	2
Residential real estate	3	78	71
Consumer	49	161	2
Credit cards	7	27	11
Overdraft deposit accounts	31	87	33

	158	785	131

Net charge-offs	(568)	(3,292)	(800)

Provision for loan losses	1,631	6,655	1,016

Balance at end of period	$20,756	$19,693	$16,546

Loans, net of unearned	$2,276,124	$2,145,959	$1,908,951
Allowance to net loans	0.91%	0.92%	0.87%
Net charge-offs to average loans (annualized)	0.10%	0.16%	0.17%
Nonperforming assets	$20,419	$20,427	$21,599
Nonperforming % of total assets	0.70%	0.71%	0.83%

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

The reviewed loan pools are further segregated into four categories: special mention, substandard, doubtful, and pass rated. Historical loss factors are calculated for each pool excluding overdrafts based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous eight quarter ends.

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

In the first quarter of 2018, one commercial real estate loan that was impaired at year end 2017 experienced further deterioration in the financial condition of the borrower, resulting in an additional provision for loan losses of $623 thousand. In spite of the strong organic loan growth in the first quarter of 2018, the Corporation was able to decrease its general loan loss reserve due to the Corporation’s continued low historical loan loss experience and its forecast of probable incurred losses inherent in the loan portfolio as of March 31, 2018.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at March 31, 2018.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $42.2 million from $2.168 billion at December 31, 2017 to $2.210 billion at March 31, 2018.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth through March 31, 2018. Total shareholders’ equity was $244.8 million at March 31, 2018 and $243.9 million at December 31, 2017. In the first three months of 2018, the Corporation earned $7.1 million and declared dividends of $2.5 million, resulting in a dividend payout ratio of 35.5% of net income.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Total risk-based capital ratio	13.69%	14.32%
Tier 1 capital ratio	10.48%	10.97%
Common equity tier 1 ratio	9.58%	10.00%
Leverage ratio	8.28%	8.45%
Tangible common equity/tangible assets (1)	7.14%	7.46%
Book value per share	$16.02	$15.98
Tangible book value per share (1)	$13.39	$13.33

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

except share and per share data).

	March 31, 2018	December 31, 2017
Shareholders’ equity	$244,811	$243,910
Less goodwill	38,730	38,730
Less core deposit intangible	1,377	1,625

Tangible common equity	$204,704	$203,555

Total assets	$2,908,883	$2,768,773
Less goodwill	38,730	38,730
Less core deposit intangible	1,377	1,625

Tangible assets	$2,868,776	$2,728,418

Ending shares outstanding	15,285,639	15,264,740
Tangible book value per share	$13.39	$13.33
Tangible common equity/tangible assets	7.14%	7.46%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$49,630	$306,968	$64,799	$210,987
Unused lines of credit	0	123,233	0	118,348
Standby letters of credit	0	14,349	0	14,985

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at March 31, 2018 have interest rates ranging from 1.79% to 18.00% and maturities ranging from 1 month to 15 years. The fixed rate loan commitments at December 31, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 8 months to 30 years.

In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5.0 million as a limited partner in the fund. In February 2017, the Corporation entered into a subscription agreement with Tecum Capital Partners II, LP (“Tecum”) and committed to invest $3.0 million as a limited partner in the fund. Oxer and Tecum are Small Business Investment Companies (SBIC) that are licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of March 31, 2018, the Corporation has made $4.0 million of capital contributions to Oxer and $1.2 million of capital contributions to Tecum.

CONSOLIDATED YIELD COMPARISONS

AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

Dollars in thousands

	March 31, 2018			March 31, 2017
	Average	Annual	Interest	Average	Annual	Interest
	Balance	Rate	Inc./Exp.	Balance	Rate	Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$292,450	2.69%	$1,984	$346,627	2.53%	$2,191
Tax-Exempt (1,2)	97,846	3.51%	850	117,382	4.16%	1,205
Equity Securities (1,2)	29,414	3.97%	292	25,730	3.02%	194

Total securities	419,710	2.96%	3,126	489,739	2.95%	3,590

Loans:
Commercial (2)	768,968	4.54%	8,732	589,578	4.80%	7,081
Mortgage (2)	1,356,569	4.69%	15,901	1,237,639	4.34%	13,419
Consumer	82,745	9.66%	1,999	81,566	8.80%	1,794

Total loans (3)	2,208,282	4.82%	26,632	1,908,783	4.67%	22,294

Total earning assets	2,627,992	4.53%	$29,758	2,398,522	4.32%	$25,884

Non interest-bearing assets:
Cash and due from banks	26,142			24,981
Premises and equipment	50,441			50,443
Other assets	146,935			134,223
Allowance for loan losses	(20,175)			(16,475)

Total non interest-bearing assets	203,343			193,172

TOTAL ASSETS	$2,831,335			$2,591,694

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$568,970	0.37%	$523	$531,141	0.35%	$469
Savings	917,385	0.51%	1,171	966,838	0.46%	1,107
Time	375,554	1.31%	1,230	219,828	0.99%	545

Total interest-bearing deposits	1,861,909	0.63%	2,924	1,717,807	0.49%	2,121
Short-term borrowings	74,112	1.68%	311	172,556	0.84%	361
Long-term borrowings	240,601	1.96%	1,177	94,621	1.89%	448
Subordinated debentures	70,620	4.96%	875	70,620	5.51%	972

Total interest-bearing liabilities	2,247,242	0.94%	$5,287	2,055,604	0.76%	$3,902

Demand—non interest-bearing	311,595			280,239
Other liabilities	28,062			28,309

Total liabilities	2,586,899			2,364,152
Shareholders’ equity	244,436			227,542

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,831,335			$2,591,694

Interest income/Earning assets		4.53%	$29,758		4.32%	$25,884
Interest expense/Interest-bearing liabilities		0.94%	5,287		0.76%	3,902

Net interest spread		3.59%	$24,471		3.56%	$21,982

Interest income/Earning assets		4.53%	29,758		4.32%	25,884
Interest expense/Earning assets		0.80%	5,287		0.65%	3,902

Net interest margin		3.72%	$24,471		3.67%	$21,982

(1)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields are stated on a fully taxable equivalent basis.
(3)	Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $7.1 million in the first quarter of 2018 and $6.5 million in the first quarter of 2017. The earnings per diluted share were $0.46 in the first quarter of 2018 and $0.43 in the first quarter of 2017. The annualized return on assets and return on equity for the first quarter of 2018 are 1.00% and 11.61% compared to 1.00% and 11.39% for the first quarter of 2017.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.72% and 3.67% for the quarters ended March 31, 2018 and 2017, respectively. The yield on earning assets increased 21 basis points to 4.53% for the quarter ended March 31, 2018 from 4.32% for the quarter ended March 31, 2017. The cost of interest-bearing liabilities increased 18 basis points to 0.94% for the quarter ended March 31, 2018 from 0.76% for the quarter ended March 31, 2017.

Total interest and dividend income increased by 17.1% to $29.4 million for the quarter ended March 31, 2018 from $25.1 million for the quarter ended March 31, 2017. Net interest income increased by 13.7% to $24.1 million for the quarter ended March 31, 2018 from $21.2 million for the quarter ended March 31, 2017.

PROVISION FOR LOAN LOSSES

During the quarter ended March 31, 2018, the Corporation recorded a provision for loan losses of $1.6 million, as compared to a provision for loan losses of $1.0 million for the quarter ended March 31, 2017. Net chargeoffs in the first quarter of 2018 were $568 thousand, compared to net chargeoffs of $800 thousand in the first quarter of 2017. CNB Bank net chargeoffs totaled $45 thousand and $111 thousand during the quarters ended March 31, 2018 and 2017, or 0.01% and 0.02%, respectively, of average CNB Bank loans. Holiday Financial Services Corporation is the Corporation’s consumer discount company and recorded net chargeoffs totaling $523 thousand and $689 thousand during the quarters ended March 31, 2018 and 2017, respectively.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2018.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities were $0 during the quarter ended March 31, 2018, compared to $1.4 million during the quarter ended March 31, 2017. Net realized and unrealized gains on trading securities were $14 thousand during the quarter ended March 31, 2018, compared to $188 thousand during the quarter ended March 31, 2017. Excluding the effects of securities transactions, non-interest income was $4.7 million for the quarter ended March 31, 2018, compared to $4.2 million for the quarter ended March 31, 2017.

As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $1.0 million during the quarter ended March 31, 2018, an increase of 18.3% from $871 thousand during the quarter ended March 31, 2017. In addition, as a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of $157 thousand, or 14.4%, in the first quarter of 2018 compared to the first quarter of 2017.

NON-INTEREST EXPENSES

Total non-interest expenses were $19.0 million and $17.0 million during the quarters ended March 31, 2018 and 2017, respectively. Salaries and benefits expense increased $530 thousand, or 5.9%, during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. As of March 31, 2018, the Corporation had 526 full-time equivalent staff, compared to 487 full-time equivalent staff as of March 31, 2017, an increase of 8.0%. The remainder of the increase in non-interest expenses is primarily a result of the Corporation’s continued growth and the servicing of a larger customer base, along with expenses totaling $698 thousand resulting from stock-based compensation having immediate vesting, the change in value of deferred compensation accounts, and a sales tax assessment.

The ratio of non-interest expenses to average assets was 2.66% and 2.63% during the quarters ended March 31, 2018 and 2017, respectively.

INCOME TAX EXPENSE

As a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, income tax expense decreased $1.3 million, or 54.0%, during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The Corporation’s effective tax rate was 13.7% in the first quarter of 2018 compared to 27.4% in the first quarter of 2017.

The effective rates for the periods differed from the federal statutory rate of 21.0% at March 31, 2018 and 35.0% at March 31, 2017 principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination and Branch Sale), Note 4 (Securities), and Note 5 (Loans) of the Corporation’s 2017 Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2017.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of December 31, 2017, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the current interest rate environment, the -300 and -400 scenarios have been excluded from the table.

December 31, 2017
Change in Basis Points	% Change in Net Interest Income
400	6.4%
300	5.1%
100	1.9%
(100)	(2.4%)

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS – There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2017 Form 10-K.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2018	4,268	$26.55	4,268	376,361
February 1 – 28, 2018	6,501	26.55	6,501	369,860
March 1 – 31, 2018	—	—	—	369,860

(1)	The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of March 31, 2018, there were 369,860 shares remaining in the program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s current report on Form 8-K filed April 24, 2017, and incorporated herein by reference.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 3, 2018	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE: May 3, 2018	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)