Form 10-Q
period 2018-06-30
CNB FINANCIAL CORP/PA
filed 2018-08-09
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐  Yes    ☒    No
The number of shares outstanding of the issuer’s common stock as of August 6, 2018
COMMON STOCK NO PAR VALUE PER SHARE: 15,285,430 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$39,541	$33,146
Interest bearing deposits with other banks	2,786	2,199
Total cash and cash equivalents	42,327	35,345
Securities available for sale	450,895	409,709
Trading securities	7,545	7,150
Loans held for sale	1,661	852
Loans	2,339,649	2,149,848
Less: unearned discount	(4,357)	(3,889)
Less: allowance for loan losses	(22,122)	(19,693)
Net loans	2,313,170	2,126,266
FHLB, other equity, and restricted equity interests	22,689	21,517
Premises and equipment, net	49,745	50,715
Bank owned life insurance	55,773	55,035
Mortgage servicing rights	1,489	1,387
Goodwill	38,730	38,730
Core deposit intangible	1,129	1,625
Accrued interest receivable and other assets	24,476	20,442
Total Assets	$3,009,629	$2,768,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$314,906	$321,858
Interest bearing deposits	2,086,659	1,845,957
Total deposits	2,401,565	2,167,815
Short-term borrowings	—	34,416
FHLB and other long term borrowings	257,812	222,943
Subordinated debentures	70,620	70,620
Accrued interest payable and other liabilities	29,739	29,069
Total liabilities	2,759,736	2,524,863
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at June 30, 2018 and December 31, 2017	—	—
Additional paid in capital	97,059	97,042
Retained earnings	158,790	148,298
Treasury stock, at cost (22,948 shares at June 30, 2018 and 43,638 shares at December 31, 2017)	(608)	(1,087)
Accumulated other comprehensive loss	(5,348)	(343)
Total shareholders’ equity	249,893	243,910
Total Liabilities and Shareholders’ Equity	$3,009,629	$2,768,773

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three months ended June 30,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans including fees	$28,975	$23,915
Securities:
Taxable	2,180	2,125
Tax-exempt	683	774
Dividends	261	189
Total interest and dividend income	32,099	27,003
INTEREST EXPENSE:
Deposits	3,687	2,243
Borrowed funds	1,604	785
Subordinated debentures (includes $47 and $74 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2018 and 2017, respectively)	982	986
Total interest expense	6,273	4,014
NET INTEREST INCOME	25,826	22,989
PROVISION FOR LOAN LOSSES	1,905	1,134
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,921	21,855
NON-INTEREST INCOME:
Service charges on deposit accounts	1,271	1,165
Other service charges and fees	723	559
Wealth and asset management fees	1,090	952
Net realized gains on available-for-sale securities (includes $0 and $155 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2018 and 2017, respectively)	—	155
Net realized and unrealized gains on trading securities	237	127
Mortgage banking	310	247
Bank owned life insurance	339	364
Card processing and interchange income	1,103	970
Gain on sale of branch	—	536
Other	533	14
Total non-interest income	5,606	5,089
NON-INTEREST EXPENSES:
Salaries and benefits	10,131	8,902
Net occupancy expense	2,634	2,257
Amortization of core deposit intangible	248	331
Data processing	1,147	1,019
State and local taxes	833	614
Legal, professional, and examination fees	550	666
Advertising	581	619
FDIC insurance premiums	378	370
Card processing and interchange expenses	638	614
Other	2,403	2,405
Total non-interest expenses	19,543	17,797
INCOME BEFORE INCOME TAXES	9,984	9,147
INCOME TAX EXPENSE (includes ($10) and $28 income tax expense from reclassification items in 2018 and 2017, respectively)	1,543	2,464
NET INCOME	$8,441	$6,683
EARNINGS PER SHARE:
Basic	0.55	0.44
Diluted	0.55	0.44
DIVIDENDS PER SHARE:
Cash dividends per share	$0.165	$0.165

See Notes to Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Six months ended June 30,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans including fees	$55,432	$45,885
Securities:
Taxable	4,164	4,316
Tax-exempt	1,377	1,574
Dividends	513	332
Total interest and dividend income	61,486	52,107
INTEREST EXPENSE:
Deposits	6,611	4,364
Borrowed funds	3,092	1,594
Subordinated debentures (includes $105 and $149 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2018 and 2017, respectively)	1,857	1,958
Total interest expense	11,560	7,916
NET INTEREST INCOME	49,926	44,191
PROVISION FOR LOAN LOSSES	3,536	2,150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,390	42,041
NON-INTEREST INCOME:
Service charges on deposit accounts	2,518	2,255
Other service charges and fees	1,341	1,088
Wealth and asset management fees	2,120	1,823
Net realized gains on available-for-sale securities (includes $0 and $1,538 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2018 and 2017, respectively)	—	1,538
Net realized and unrealized gains on trading securities	251	315
Mortgage banking	518	431
Bank owned life insurance	739	716
Card processing and interchange income	2,074	1,848
Gain on sale of branch	—	536
Other	796	312
Total non-interest income	10,357	10,862
NON-INTEREST EXPENSES:
Salaries and benefits	19,666	17,907
Net occupancy expense	5,130	4,797
Amortization of core deposit intangible	496	662
Data processing	2,221	1,980
State and local taxes	1,686	1,353
Legal, professional, and examination fees	1,058	1,215
Advertising	1,178	1,032
FDIC insurance premiums	676	574
Card processing and interchange expenses	1,372	1,036
Other	5,059	4,275
Total non-interest expenses	38,542	34,831
INCOME BEFORE INCOME TAXES	18,205	18,072
INCOME TAX EXPENSE (includes ($22) and $486 income tax expense from reclassification items in 2018 and 2017, respectively)	2,667	4,909
NET INCOME	$15,538	$13,163
EARNINGS PER SHARE:
Basic	$1.02	$0.87
Diluted	$1.02	$0.87
DIVIDENDS PER SHARE:
Cash dividends per share	$0.33	$0.33

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NET INCOME	$8,441	$6,683	$15,538	$13,163
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $0 and $5 for the three months ended June 30, 2018 and 2017, and ($4) and $1 for the six months ended June 30, 2018 and 2017	1	(8)	16	(2)
Reclassification adjustment for losses recognized in earnings, net of tax of ($10) and ($26) for the three months ended June 30, 2018 and 2017, and ($22) and ($52) for the six months ended June 30, 2018 and 2017	36	48	83	97
	37	40	99	95
Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized losses arising during the period, net of tax of $0 for the three months ended June 30, 2018 and 2017, and $0 and ($47) for the six months ended June 30, 2018 and 2017	—	—	—	87
Reclassification adjustment for realized gains included in net income, net of tax of $0 for the three months ended June 30, 2018 and 2017, and $0 and $484 for the six months ended June 30, 2018 and 2017	—	—	—	(899)
	—	—	—	(812)
Unrealized gains on other securities available for sale:
Unrealized (losses) gains arising during the period, net of tax of $303 and ($1,088) for the three months ended June 30, 2018 and 2017, and $1,356 and ($1,544) for the six months ended June 30, 2018 and 2017	(1,140)	2,023	(5,104)	2,873
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $54 for the three and six months ended June 30, 2018 and 2017	—	(101)	—	(101)
	(1,140)	1,922	(5,104)	2,772
Other comprehensive income (loss)	(1,103)	1,962	(5,005)	2,055
COMPREHENSIVE INCOME	$7,338	$8,645	$10,533	$15,218

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,538	$13,163
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,536	2,150
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	2,464	2,683
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	38	(485)
Net realized gains on sales of available-for-sale securities	—	(1,538)
Net realized and unrealized gains on trading securities	(251)	(315)
Proceeds from sale of trading securities	—	402
Purchase of trading securities	(144)	(980)
Gain on sale of branch	—	(536)
Gain on sale of loans	(323)	(156)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(217)	20
Proceeds from sale of loans	10,084	13,106
Origination of loans held for sale	(10,774)	(10,714)
Income on bank owned life insurance	(739)	(716)
Stock-based compensation expense	951	396
Changes in:
Accrued interest receivable and other assets	(4,378)	(1,724)
Accrued interest payable and other liabilities	2,151	(3,073)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,936	11,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	21,880	41,358
Proceeds from sales of available-for-sale securities	—	7,618
Purchase of available-for-sale securities	(70,013)	(2,268)
Proceeds from death benefit of BOLI policies	—	203
Net cash received from sale of branch	—	1,079
Loan origination and payments, net	(189,994)	(148,106)
Purchase of FHLB, other equity, and restricted equity interests	(1,172)	(4,112)
Purchase of premises and equipment	(896)	(2,995)
Proceeds from the sale of premises and equipment and foreclosed assets	538	236
NET CASH USED IN INVESTING ACTIVITIES	(239,657)	(106,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	220,951	53,958
Certificates of deposit	12,799	6,388
Purchase of treasury stock	(454)	(1,357)
Cash dividends paid	(5,046)	(5,049)
Proceeds from stock offering, net of issuance costs	—	19,294
Repayment of long-term borrowings	(15,131)	(24,945)
Proceeds from long-term borrowings	50,000	140,000
Net change in short-term borrowings	(34,416)	(89,119)
NET CASH PROVIDED BY FINANCING ACTIVITIES	228,703	99,170
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,982	3,866
CASH AND CASH EQUIVALENTS, Beginning	35,345	29,183
CASH AND CASH EQUIVALENTS, Ending	$42,327	$33,049
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,406	$7,916
Income taxes	$2,250	$3,100
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$3	$51
Grant of restricted stock awards from treasury stock	$933	$943
Net assets transferred for sale of branch, excluding cash and cash equivalents	$—	$543
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
In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2018 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2017 (the “2017 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    STOCK COMPENSATION
The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of nonqualified options or restricted stock. For key employees, the plan vesting is either one-third or one-fourth of the granted options or restricted stock per year, beginning one year after the grant date, with 100% vesting on the third or fourth anniversary of the grant date, respectively. Prior to 2018, for independent directors, the vesting schedule was one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by independent directors vests immediately. At June 30, 2018, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and six month periods ended June 30, 2018 and 2017.
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
Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $277 and $951 for the three and six months ended June 30, 2018, and $207 and $396 for the three and six months ended June 30, 2017. As of June 30, 2018, there was $1,311 of total unrecognized compensation cost related to unvested restricted stock awards.
A summary of changes in time-based nonvested restricted stock awards for the three months ended June 30, 2018 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,475	$23.07
Forfeited	(130)	26.29
Vested	(300)	17.83
Nonvested at end of period	76,045	$23.09

A summary of changes in time-based nonvested restricted stock awards for the six months ended June 30, 2018 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	94,472	$20.79
Granted	22,108	26.92
Forfeited	(130)	26.29
Vested	(40,405)	19.67
Nonvested at end of period	76,045	$23.09

The above tables exclude 15,600 shares that were granted and immediately vested. Compensation expense resulting from the immediately vested shares was $0 and $385 for the three and six months ended June 30, 2018, and is included in the previously disclosed $951 of stock-based compensation expense for the six months ended June 30, 2018.

The fair value of shares vested was $9 and $1,471 during the three and six months ended June 30, 2018, and $6 and $923 during the three and six months ended June 30, 2017.

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
Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$124,432	$—	$124,432	$—
States and political subdivisions	134,267	—	134,267	—
Residential and multi-family mortgage	146,467	—	146,467	—
Corporate notes and bonds	12,855	—	12,855	—
Pooled SBA	31,939	—	31,939	—

Other	935	935	—	—
Total Securities Available For Sale	$450,895	$935	$449,960	$—
Interest Rate swaps	$153	$—	$153	$—
Trading Securities:
Corporate equity securities	$5,398	$5,398	—	—
Mutual funds	1,626	1,626	—	—
Certificates of deposit	222	222	—	—
Corporate notes and bonds	248	248	—	—
U.S. Government sponsored entities	51	—	51	—
Total Trading Securities	$7,545	$7,494	$51	$—
Liabilities,
Interest rate swaps	$(189)	$—	$(189)	$—

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$108,148	$—	$108,148	$—
States and political subdivisions	137,723	—	137,723	—
Residential and multi-family mortgage	109,636	—	109,636	—
Corporate notes and bonds	17,200	—	17,200	—
Pooled SBA	36,040	—	36,040	—
Other	962	962	—	—
Total Securities Available For Sale	$409,709	$962	$408,747	$—
Interest Rate swaps	$149	$—	$149	$—
Trading Securities:
Corporate equity securities	5,125	5,125	—	—
Mutual funds	1,499	1,499	—	—
Certificates of deposit	220	220	—	—
Corporate notes and bonds	254	254	—	—
U.S. Government sponsored entities	52	—	52	—
Total Trading Securities	$7,150	$7,098	52	—
Liabilities,
Interest rate swaps	$(310)	$—	$(310)	$—
The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

	2018	2017
Balance, January 1	$—	$2,049
Total gains:
Included in other comprehensive income (unrealized)	—	134
Sale of available-for-sale securities	—	(2,183)
Balance, June 30	$—	$—

The Corporation did not have any Level 3 securities during the three months ended June 30, 2018 and 2017.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$321	—	—	$321
Commercial, industrial, and agricultural	$3,004	—	—	$3,004

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$11	—	—	$11
Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $4,946 with a valuation allowance of $1,621 as of June 30, 2018, resulting in a provision for loan losses of $722 and $986 for the corresponding three and six month periods ended June 30, 2018. Impaired loans had a recorded investment of $646 with a valuation allowance of $635 as of December 31, 2017. Impaired loans carried at fair value resulted in a negative provision for loan losses of $(271) and $(373) for the three and six month periods ended June 30, 2017.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Impaired loans – commercial mortgages	$321	Discounted cash flow method	Discount used in discounted cash flow method	15% (10-15%)
Impaired loans – commercial, industrial, and agricultural	$3,004	Discounted cash flow method	Discount used in discounted cash flow method	25% (25-25%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Impaired loans – commercial mortgages	$11	Discounted cash flow method	Discount used in discounted cash flow method	10% (10%)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at June 30, 2018:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$42,327	$42,327	$—	$—	$42,327
Securities available for sale	450,895	935	449,960	—	450,895
Trading securities	7,545	7,494	51	—	7,545
Loans held for sale	1,661	—	1,661	—	1,661
Net loans	2,313,170	—	—	2,283,949	2,283,949
FHLB and other restricted interests	17,294	n/a	n/a	n/a	n/a
Other equity interests	5,395				5,395
Interest rate swaps	153	—	153	—	153
Accrued interest receivable	9,924	6	2,973	6,945	9,924
LIABILITIES
Deposits	$(2,401,565)	$(2,023,795)	$(379,940)	$—	$(2,403,735)
FHLB and other borrowings	(257,812)	—	(254,303)	—	(254,303)
Subordinated debentures	(70,620)	—	(69,767)	—	(69,767)
Interest rate swaps	(189)	—	(189)	—	(189)
Accrued interest payable	(708)	—	(708)	—	(708)
The following table presents the carrying amount and fair value of financial instruments at December 31, 2017:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$35,345	$35,345	$—	$—	$35,345
Securities available for sale	409,709	962	408,747	—	409,709
Trading securities	7,150	7,098	52	—	7,150
Loans held for sale	852	—	853	—	853
Net loans	2,126,266	—	—	2,126,824	2,126,824
FHLB and other restricted interests	17,035	n/a	n/a	n/a	n/a
Other equity interests	4,482				4,482
Interest rate swaps	149	—	149	—	149
Accrued interest receivable	9,254	6	2,651	6,597	9,254
LIABILITIES
Deposits	$(2,167,815)	$(1,802,844)	$(362,756)	$—	$(2,165,600)
FHLB and other borrowings	(257,359)	—	(257,361)	—	(257,361)
Subordinated debentures	(70,620)	—	(63,575)	—	(63,575)
Interest rate swaps	(310)	—	(310)	—	(310)
Accrued interest payable	(554)	—	(554)	—	(554)
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
Other equity interests: The fair value is based on the net asset values provided by underlying investment partnership. ASU 2015-7 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures.
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

4.    SECURITIES
Securities available for sale at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018				December 31, 2017
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$126,219	$253	$(2,040)	$124,432	$108,578	$478	$(908)	$108,148
State & political subdivisions	132,734	2,240	(707)	134,267	134,428	3,609	(314)	137,723
Residential & multi-family mortgage	150,632	64	(4,229)	146,467	111,214	304	(1,882)	109,636
Corporate notes & bonds	13,110	36	(291)	12,855	17,610	52	(462)	17,200
Pooled SBA	33,041	107	(1,209)	31,939	36,260	355	(575)	36,040
Other	1,020	—	(85)	935	1,020	—	(58)	962
Total	$456,756	$2,700	$(8,561)	$450,895	$409,110	$4,798	$(4,199)	$409,709

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Corporate equity securities	$5,398	$5,125
Mutual funds	1,626	1,499
Certificates of deposit	222	220
Corporate notes and bonds	248	254
U.S. Government sponsored entities	51	52
Total	$7,545	$7,150
Securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2018

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$61,537	$(1,544)	$34,545	$(496)	$96,082	$(2,040)
State & political subdivisions	31,791	(419)	4,057	(288)	35,848	(707)
Residential & multi-family mortgage	78,726	(1,549)	57,279	(2,680)	136,005	(4,229)
Corporate notes & bonds	5,216	(46)	4,755	(245)	9,971	(291)
Pooled SBA	7,057	(94)	20,001	(1,115)	27,058	(1,209)
Other	—	—	935	(85)	935	(85)
	$184,327	$(3,652)	$121,572	$(4,909)	$305,899	$(8,561)
December 31, 2017

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$55,696	$(540)	$34,754	$(368)	$90,450	$(908)
State & political subdivisions	15,890	(69)	4,104	(245)	19,994	(314)
Residential and multi-family mortgage	30,144	(153)	63,699	(1,729)	93,843	(1,882)
Corporate notes & bonds	5,005	(9)	9,042	(453)	14,047	(462)
Pooled SBA	—	—	22,270	(575)	22,270	(575)
Other	—	—	962	(58)	962	(58)
	$106,735	$(771)	$134,831	$(3,428)	$241,566	$(4,199)
The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.
A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$—	$2,071
Credit losses previously recognized on securities sold during the period	—	(2,071)
Additional credit loss for which other-than-temporary impairment was not previously recognized	—	—
Additional credit loss for which other-than-temporary impairment was previously recognized	—	—
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$—	$—
For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the SEC, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations. When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
As of June 30, 2018 and December 31, 2017, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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
On June 30, 2018 and December 31, 2017, securities carried at $299,939 and $319,575, respectively, were pledged to secure public deposits and for other purposes as provided by law.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2018	$—	$—	$—
Three months ended June 30, 2017	$5,434	$155	$—
Six months ended June 30, 2018	$—	$—	$—
Six months ended June 30, 2017	$7,618	$1,538	$—
The tax provision related to these net realized gains was $54 and $538 during the three and six months ended June 30, 2017.
The following is a schedule of the contractual maturity of securities available for sale, at June 30, 2018:

	Amortized Cost	Fair Value
1 year or less	$58,441	$58,328
1 year – 5 years	165,901	165,331
5 years – 10 years	45,747	45,967
After 10 years	1,974	1,928
	272,063	271,554
Residential and multi-family mortgage	150,632	146,467
Pooled SBA	33,041	31,939
Other securities	1,020	935
Total securities	$456,756	$450,895
Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.    LOANS
Total net loans at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
Commercial, industrial, and agricultural	$808,565	$749,138
Commercial mortgages	702,443	600,065
Residential real estate	738,839	713,347
Consumer	82,089	80,193
Credit cards	7,414	6,753
Overdrafts	299	352
Less: unearned discount	(4,357)	(3,889)
allowance for loan losses	(22,122)	(19,693)
Loans, net	$2,313,170	$2,126,266
At June 30, 2018 and December 31, 2017, net unamortized loan fees of $2,952 and $2,574, respectively, have been included in the carrying value of loans.

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
Commercial, industrial, and agricultural loans comprised 35% of the Corporation’s total loan portfolio at both June 30, 2018 and December 31, 2017. Commercial mortgage loans comprised 30% and 28% of the Corporation’s total loan portfolio at June 30, 2018 and December 31, 2017, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.
Residential real estate loans comprised 32% and 33% of the Corporation’s total loan portfolio at June 30, 2018 and December 31, 2017, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 10% of the total loan portfolio at both June 30, 2018 and December 31, 2017. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended June 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2018	$6,282	$10,020	$2,052	$2,065	$123	$214	$20,756
Charge-offs	—	—	(77)	(551)	(26)	(56)	(710)
Recoveries	94	—	9	35	17	16	171
Provision (benefit) for loan losses	767	595	(84)	607	(13)	33	1,905
Allowance for loan losses, June 30, 2018	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122
Transactions in the allowance for loan losses for the six months ended June 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(31)	—	(77)	(1,141)	(45)	(142)	(1,436)
Recoveries	162	—	12	84	24	47	329
Provision (benefit) for loan losses	852	1,608	(68)	1,034	2	108	3,536
Allowance for loan losses, June 30, 2018	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122
Transactions in the allowance for loan losses for the three months ended June 30, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2017	$4,785	$7,357	$2,022	$2,089	$105	$188	$16,546
Charge-offs	(29)	—	(130)	(531)	(14)	(60)	(764)
Recoveries	119	192	2	12	4	24	353
Provision (benefit) for loan losses	688	92	(224)	498	47	33	1,134
Allowance for loan losses, June 30, 2017	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269
Transactions in the allowance for loan losses for the six months ended June 30, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(30)	—	(198)	(1,266)	(72)	(129)	(1,695)
Recoveries	131	194	73	14	15	57	484
Provision (benefit) for loan losses	34	694	142	1,105	106	69	2,150
Allowance for loan losses, June 30, 2017	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.
June 30, 2018

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$762	$1	$—	$—	$—	$—	$763
Collectively evaluated for impairment	6,124	4,348	1,900	2,156	101	207	14,836
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Modified in a troubled debt restructuring	257	6,266	—	—	—	—	6,523
Total ending allowance balance	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122
Loans:
Individually evaluated for impairment	$6,887	$1,845	$—	$—	$—	$—	$8,732
Collectively evaluated for impairment	796,806	686,881	738,839	82,089	7,414	299	2,312,328
Acquired with deteriorated credit quality	—	587	—	—	—	—	587
Modified in a troubled debt restructuring	4,872	13,130	—	—	—	—	18,002
Total ending loans balance	$808,565	$702,443	$738,839	$82,089	$7,414	$299	$2,339,649
December 31, 2017

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$—	$—	$—	$—	$—	$47
Collectively evaluated for impairment	5,868	3,563	2,033	2,179	120	194	13,957
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Modified in a troubled debt restructuring	245	5,444	—	—	—	—	5,689
Total ending allowance balance	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

Loans:
Individually evaluated for impairment	$1,187	$51	$—	$—	$—	$—	$1,238
Collectively evaluated for impairment	742,738	586,845	713,347	80,193	6,753	352	2,130,228
Acquired with deteriorated credit quality	—	1,079	—	—	—	—	1,079
Modified in a troubled debt restructuring	5,213	12,090	—	—	—	—	17,303
Total ending loans balance	$749,138	$600,065	$713,347	$80,193	$6,753	$352	$2,149,848

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:
June 30, 2018

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$5,828	$5,824	$1,019
Commercial mortgage	9,753	9,091	6,267
Residential real estate	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	6,853	5,935	—
Commercial mortgage	6,890	5,884	—
Residential real estate	—	—	—
Total	$29,324	$26,734	$7,286
December 31, 2017

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,915	$1,915	$292
Commercial mortgage	9,940	9,731	5,444
Residential real estate	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,264	4,485	—
Commercial mortgage	3,211	2,410	—
Residential real estate	—	—	—
Total	$20,330	$18,541	$5,736
The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,838	$21	$21	$1,398	$18	$18
Commercial mortgage	8,738	56	56	12,505	71	71
Residential real estate	—	—	—	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,326	45	45	1,833	34	34
Commercial mortgage	5,490	33	33	2,447	67	67
Residential real estate	—	—	—	—	—	—
Total	$23,392	$155	$155	$18,183	$190	$190

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,197	$43	$43	$1,480	$36	$36
Commercial mortgage	9,069	74	74	13,459	216	216
Residential real estate	—	—	—	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,045	91	91	1,812	50	50
Commercial mortgage	4,463	46	46	1,631	67	67
Residential real estate	—	—	—	—	—	—
Total	$21,774	$254	$254	$18,382	$369	$369
The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$8,193	$—	$1,869	$78
Commercial mortgages	10,207	—	11,065	—
Residential real estate	5,272	301	5,470	338
Consumer	646	10	828	17
Credit cards	—	34	—	44
Total	$24,318	$345	$19,232	$477
Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans.
June 30, 2018

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$4,207	$2,245	$958	$7,410	$801,155	$808,565
Commercial mortgages	54	—	—	54	702,389	702,443
Residential real estate	1,408	975	4,258	6,641	732,198	738,839
Consumer	1,125	26	148	2,111	79,978	82,089
Credit cards	30	14	—	44	7,370	7,414
Overdrafts	—	—	—	—	299	299
Total	$6,824	$3,260	$5,364	$16,260	$2,323,389	$2,339,649

December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,745	$646	$748	$4,139	$744,999	$749,138
Commercial mortgages	233	—	292	525	599,540	600,065
Residential real estate	2,290	1,494	4,655	8,439	704,908	713,347
Consumer	454	307	812	1,573	78,620	80,193
Credit cards	31	10	44	85	6,668	6,753
Overdrafts	—	—	—	—	352	352
Total	$5,753	$2,457	$6,551	$14,761	$2,135,087	$2,149,848
Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	11	$4,872	$257	11	$5,213	$245
Commercial mortgages	13	13,130	6,266	9	12,090	5,444
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Total	24	$18,002	$6,523	20	$17,303	$5,689
There were four loans modified as troubled debt restructurings during the three and six months ended June 30, 2018 and no loans modified as troubled debt restructurings during the three and six months ended June 30, 2017.

Three and six months ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	—	$—	$—
Commercial mortgages	4	1,091	1,091
Residential real estate	—	—	—
Consumer	—	—	—
Credit cards	—	—	—
Total	4	$1,091	$1,091

The troubled debt restructurings described above increased the allowance for loan losses by $129 during the three and six months ended June 30, 2018.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of June 30, 2018 and December 31, 2017 and no principal balances were forgiven in connection with the loan restructurings.
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
June 30, 2018

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$776,022	$11,255	$21,288	$—	$808,565
Commercial mortgages	681,587	5,961	14,895	—	702,443
Total	$1,457,609	$17,216	$36,183	$—	$1,511,008
December 31, 2017

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$713,102	$16,726	$19,310	$—	$749,138
Commercial mortgages	581,631	4,419	14,015	—	600,065
Total	$1,294,733	$21,145	$33,325	$—	$1,349,203
The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$733,266	$81,433	$7,380	$707,539	$79,348	$6,709
Nonperforming	5,573	656	34	5,808	845	44
Total	$738,839	$82,089	$7,414	$713,347	$80,193	$6,753

The Corporation’s portfolio of consumer loans maintained within Holiday Financial Services Corporation (“Holiday”) are considered to be subprime loans. Holiday is a subsidiary that offers small balance unsecured and secured loans primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio.
Holiday’s loan portfolio is summarized as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Consumer	$24,322	$23,428
Less: unearned discount	(4,357)	(3,889)
Total	$19,965	$19,539

6. DEPOSITS
Total deposits at June 30, 2018 and December 31, 2017 are summarized as follows:

	Percentage Change	June 30, 2018	December 31, 2017
Checking, non-interest bearing	(2.2)%	$314,906	$321,858
Checking, interest bearing	6.9%	604,326	565,399
Savings accounts	20.6%	1,104,563	915,587
Certificates of deposit	3.5%	377,770	364,971
	10.8%	$2,401,565	$2,167,815

7.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2018 and 2017, there were no outstanding stock options to include in the diluted earnings per share calculations.
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic earnings per common share computation:
Net income per consolidated statements of income	$8,441	$6,683	$15,538	$13,163
Net earnings allocated to participating securities	(39)	(40)	(73)	(78)
Net earnings allocated to common stock	$8,402	$6,643	$15,465	$13,085
Distributed earnings allocated to common stock	$2,510	$2,507	$5,019	$5,015
Undistributed earnings allocated to common stock	5,892	4,136	10,446	8,070
Net earnings allocated to common stock	$8,402	$6,643	$15,465	$13,085
Weighted average common shares outstanding, including shares considered participating securities	15,286	15,294	15,279	15,138
Less: Average participating securities	(69)	(88)	(70)	(87)
Weighted average shares	15,217	15,206	15,209	15,051
Basic earnings per common share	$0.55	$0.44	$1.02	$0.87
Diluted earnings per common share computation:
Net earnings allocated to common stock	$8,402	$6,643	$15,465	$13,085
Weighted average shares and dilutive potential common shares	15,217	15,206	15,209	15,051
Diluted earnings per common share	$0.55	$0.44	$1.02	$0.87

8.    DERIVATIVE INSTRUMENTS
On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount. At June 30, 2018, the variable rate on the subordinated debt was 3.89% (LIBOR plus 155 basis points) and the Corporation was paying 5.57% (4.02% fixed rate plus 155 basis points).
As of June 30, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

		Fair value as of
	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate contracts	Accrued interest and other liabilities	$(36)	$(161)

For the Three Months Ended June 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$37	Interest expense – subordinated debentures	$(46)	Other income	$—
For the Six Months Ended June 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$99	Interest expense – subordinated debentures	$(105)	Other income	$—
For the Three Months Ended June 30, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$40	Interest expense – subordinated debentures	$(74)	Other income	$—
For the Six Months Ended June 30, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$95	Interest expense – subordinated debentures	$(149)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $171. As of June 30, 2018 and December 31, 2017, a cash collateral balance in the amount of $1,400 was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.
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
The Corporation pledged cash collateral to another financial institution with a balance $750 as of both June 30, 2018 and December 31, 2017. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.
The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of June 30, 2018 and December 31, 2017:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2018
3rd Party interest rate swaps	$15,608	7.4	4.18%	1 month LIBOR + 1.77%	$(153)	(a)
Customer interest rate swaps	(15,608)	7.4	4.18%	1 month LIBOR + 1.77%	153	(b)
December 31, 2017
3rd Party interest rate swaps	$11,848	8.0	4.51%	1 month LIBOR + 2.37%	$149	(a)
Customer interest rate swaps	(11,848)	8.0	4.51%	1 month LIBOR + 2.37%	(149)	(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Corporation adopted Accounting Standards Update (ASU) 2014-9, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-9 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASU 2014-9 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, gains (losses) on sale of other real estate owned, is not within the scope of (ASU) 2014-9. As a result, no changes were made during the period related to these sources of revenue, which comprised 90.8% and 90.7% of the total revenue of the Corporation for the three and six months ended June 30, 2018, respectively.
The following tables depict the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Non-interest Income
Service charges on deposit accounts	$1,271	$1,165
Wealth and asset management fees	1,090	952
Mortgage banking (1)	310	247
Card processing and interchange income	1,103	970
Net realized gains on available-for-sale securities (1)	—	155
Other income	1,832	1,600
Total non-interest income	$5,606	$5,089

(1)	Not within scope of ASU 2014-9

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Non-interest Income
Service charges on deposit accounts	$2,518	$2,255
Wealth and asset management fees	2,120	1,823
Mortgage banking (1)	518	431
Card processing and interchange income	2,074	1,848
Net realized gains on available-for-sale securities (1)	—	1,538
Other income	3,127	2,967
Total non-interest income	$10,357	$10,862

(1)	Not within scope of ASU 2014-9

The types of non-interest income within the scope of the standard that is material to the consolidated financial statements are services charges on deposit accounts, wealth and asset management fee income, and card processing and interchange income.
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
Other income: The Corporation's other income includes sources such as bank owned life insurance, certain service fees, gains (losses) on sales of fixed assets, and gains (losses) on sale of other real estate owned. The service fees are recognized in the same manner as the service charges mentioned above. While gains on the sale of other real estate owned are generally within the scope of (ASU) 2014-9, the Corporation does not finance the sale of transactions and as such there is no change in revenue recognition.

10.    CONTINGENCY
On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of
$1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability is $96, which has been accrued and reported in state and local tax expense in the accompanying consolidated statement of income for the six months ended June 30, 2018. The remaining balance that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

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
The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. Holiday Financial Services Corporation (“Holiday”), incorporated in Pennsylvania, offers small balance secured and unsecured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. CNB Risk Management, Inc., incorporated in Delaware, insures against risks unique to the operations of the Corporation.
When we use the terms “we”, “us” and “our”, we mean CNB Financial Corporation and its subsidiaries. Management’s discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and related notes.
The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2017, included in its 2017 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018, or any future period. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.
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
CNB Risk Management, Inc., a wholly-owned subsidiary of the Corporation which was formed and began operations on June 1, 2018, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. CNB Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. CNB Risk Management, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents totaled $42.3 million at June 30, 2018 compared to $35.3 million at December 31, 2017. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.
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

SECURITIES
Securities available for sale and trading securities increased by $41.2 million or 10.1% since December 31, 2017. The Corporation’s objective is to maintain the securities portfolio at a size that approximates 15% of total assets in order to appropriately balance the earnings and liquidity that the portfolio provides. As of June 30, 2018 and December 31, 2017, the securities portfolio as a percentage of total assets was 15.2% and 15.1%, respectively. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.
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
LOANS
The Corporation experienced an increase in loans, net of unearned discount, of $189.3 million, or 8.8%, during the first six months of 2018. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2018.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

	Six months ended June 30, 2018	Year ended December 31, 2017	Six months ended June 30, 2017
Balance at beginning of period	$19,693	$16,330	$16,330
Charge-offs:
Commercial, industrial, and agricultural	(31)	(544)	(30)
Commercial mortgages	—	(116)	—
Residential real estate	(77)	(466)	(198)
Consumer	(1,141)	(2,555)	(1,266)
Credit cards	(45)	(144)	(72)
Overdrafts	(142)	(252)	(129)
	(1,436)	(4,077)	(1,695)
Recoveries:
Commercial, industrial, and agricultural	162	235	131
Commercial mortgages	—	197	194
Residential real estate	12	78	73
Consumer	84	161	14
Credit cards	24	27	15
Overdraft deposit accounts	47	87	57
	329	785	484
Net charge-offs	(1,107)	(3,292)	(1,211)
Provision for loan losses	3,536	6,655	2,150
Balance at end of period	$22,122	$19,693	$17,269
Loans, net of unearned	$2,335,292	$2,145,959	$2,020,829
Allowance to net loans	0.95%	0.92%	0.85%
Net charge-offs to average loans (annualized)	0.10%	0.16%	0.12%
Nonperforming assets	$25,058	$20,427	$21,198
Nonperforming % of total assets	0.83%	0.74%	0.79%
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
In the first six months of 2018, one commercial real estate loan that was impaired at year end 2017 experienced further deterioration in the financial condition of the borrower, resulting in an additional provision for loan losses of $623 thousand.
In the second quarter of 2018, the Corporation identified a commercial and industrial relationship that, while performing in accordance with its contractual terms and current with scheduled principal and interest payments, filed for bankruptcy. As of June 30, 2018, the outstanding principal balance of the relationship is $5.5 million, and the specific loan loss reserve recorded during the quarter is $758 thousand.
Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at June 30, 2018.
FUNDING SOURCES
The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $233.8 million from $2.17 billion at December 31, 2017 to $2.40 billion at June 30, 2018 primarily resulting from aggressive deposit growth strategies in the western New York market and from the Private Client Solutions division.
Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.
SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS
The Corporation’s capital continued to provide a base for profitable growth through June 30, 2018. Total shareholders’ equity was $249.9 million at June 30, 2018 and $243.9 million at December 31, 2017. In the first six months of 2018, the Corporation earned $15.5 million and declared dividends of $5.0 million, resulting in a dividend payout ratio of 32.5% of net income.
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
The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Total risk-based capital ratio	13.67%	14.32%
Tier 1 capital ratio	10.49%	10.97%
Common equity tier 1 ratio	9.61%	10.00%
Leverage ratio	8.14%	8.45%
Tangible common equity/tangible assets (1)	7.07%	7.46%
Book value per share	$16.35	$15.98
Tangible book value per share (1)	$13.74	$13.33

(1)
Tangible common equity, tangible assets and tangible book value per share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and core deposit intangibles from the calculation of total assets. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition because they are additional measures used to assess capital adequacy. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below.

	June 30, 2018	December 31, 2017
Shareholders’ equity	$249,893	$243,910
Less goodwill	38,730	38,730
Less core deposit intangible	1,129	1,625
Tangible common equity	$210,034	$203,555

Total assets	$3,009,629	$2,768,773
Less goodwill	38,730	38,730
Less core deposit intangible	1,129	1,625
Tangible assets	$2,969,770	$2,728,418

Ending shares outstanding	15,285,430	15,264,740

Tangible book value per share	$13.74	$13.33
Tangible common equity/tangible assets	7.07%	7.46%
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
The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$68,932	$413,301	$64,799	$210,987
Unused lines of credit	—	128,105	—	118,348
Standby letters of credit	—	16,091	—	14,985
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at June 30, 2018 have interest rates ranging from 1.79% to 18.00% and maturities ranging from 1 month to 15 years. The fixed rate loan commitments at December 31, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 8 months to 30 years.
In October 2015, the Corporation entered into a subscription agreement with Oxer BCP Mezzanine Fund, LP (“Oxer”) and committed to invest $5.0 million as a limited partner in the fund. In February 2017, the Corporation entered into a subscription agreement with Tecum Capital Partners II, LP (“Tecum”) and committed to invest $3.0 million as a limited partner in the fund. Oxer and Tecum are Small Business Investment Companies (SBIC) that are licensed and regulated by the Office of Investment at the Small Business Administration (SBA). The SBIC license allows SBICs to employ private capital and funds borrowed at a low cost using SBA-guaranteed securities to make investments in qualifying small businesses and similar enterprises as defined by SBA regulations. As of June 30, 2018, the Corporation has made $4.0 million of capital contributions to Oxer and $1.2 million of capital contributions to Tecum.
In June 2017, the Corporation entered into a subscription agreement with The Erie Downtown Equity Fund, LLC and committed to invest $2.5 million in the fund, which was formed to facilitate economic growth through real estate development in downtown Erie, Pennsylvania. As of June 30, 2018, the Corporation has not made any capital contributions The Erie Downtown Equity Fund, LLC.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 and 2017
OVERVIEW OF THE INCOME STATEMENT
The Corporation had net income of $8.4 million in the second quarter of 2018 and $6.7 million in the second quarter of 2017. The earnings per diluted share were $0.55 in the second quarter of 2018 and $0.44 in the second quarter of 2017. The annualized return on assets and return on equity for the second quarter of 2018 are 1.14% and 13.64% compared to 1.01% and 11.17% for the second quarter of 2017.
INTEREST INCOME AND EXPENSE
Net interest margin on a fully tax equivalent basis was 3.74% and 3.87% for the quarters ended June 30, 2018 and 2017, respectively. The yield on earning assets increased 17 basis points to 4.64% for the quarter ended June 30, 2018 from 4.47% for the quarter ended June 30, 2017. The cost of interest-bearing liabilities increased 39 basis points to 1.09% for the quarter ended June 30, 2018 from 0.70% for the quarter ended June 30, 2017.
Total interest and dividend income increased by 18.9% to $32.1 million for the quarter ended June 30, 2018 from $27.0 million for the quarter ended June 30, 2017. Net interest income increased by 12.3% to $25.8 million for the quarter ended June 30, 2018 from $23.0 million for the quarter ended June 30, 2017.
PROVISION FOR LOAN LOSSES
During the quarter ended June 30, 2018, the Corporation recorded a provision for loan losses of $1.9 million, as compared to a provision for loan losses of $1.1 million for the quarter ended June 30, 2017. Net chargeoffs in the second quarter of 2018 were $539 thousand, compared to net chargeoffs of $411 thousand in the second quarter of 2017. CNB Bank net chargeoffs totaled $94 thousand and $(53) thousand during the quarters ended June 30, 2018 and 2017, respectively, or 0.02% and (0.01)%, respectively, of average CNB Bank loans. Holiday Financial Services Corporation is the Corporation’s consumer discount company and recorded net chargeoffs totaling $445 thousand and $464 thousand during the quarters ended June 30, 2018 and 2017, respectively.
Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2018.
NON-INTEREST INCOME
Net realized gains on available-for-sale securities were $0 during the quarter ended June 30, 2018, compared to $155 thousand during the quarter ended June 30, 2017. Net realized and unrealized gains on trading securities were $237 thousand during the quarter ended June 30, 2018, compared to $127 thousand during the quarter ended June 30, 2017. Excluding the effects of securities transactions, non-interest income was $5.4 million for the quarter ended June 30, 2018, compared to $4.8 million for the quarter ended June 30, 2017.
As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $1.1 million during the quarter ended June 30, 2018, an increase of 14.5% from $952 thousand during the quarter ended June 30, 2017. In addition, as a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of 9.1% in the second quarter of 2018 compared to the second quarter of 2017. Similarly, other service charges and fees increased $164 thousand, or 29.3%, in the second quarter of 2018 compared to the the second quarter of 2017. Income from investments in Small Business Investment Companies was $301 thousand in the second quarter of 2018 compared to $37 thousand in the second quarter of 2017, which is reported as a component of other non-interest income.

NON-INTEREST EXPENSES
Total non-interest expenses were $19.5 million and $17.8 million during the quarters ended June 30, 2018 and 2017, respectively. Salaries and benefits expense increased $1.2 million, or 13.8%, during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. As of June 30, 2018, the Corporation had 539 full-time equivalent staff, compared to 493 full-time equivalent staff as of June 30, 2017, an increase of 9.3%. The remainder of the increase in non-interest expenses is primarily a result of the Corporation’s continued growth and the servicing of a larger customer base. Total households serviced at June 30, 2018 were 61,354, compared to 57,808 households at June 30, 2017, an increase of 6.1%.

The ratio of non-interest expenses to average assets was 2.64% and 2.68% during the quarters ended June 30, 2018 and 2017, respectively.
INCOME TAX EXPENSE
As a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, income tax expense decreased $921 thousand, or 37.4%, during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. The Corporation’s effective tax rate was 15.5% in the second quarter of 2018 compared to 26.9% in the second quarter of 2017.
The effective rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2018 and 35.0% at June 30, 2017 principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED
Dollars in thousands

	June 30, 2018			June 30, 2017
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$326,871	2.51%	$4,164	$339,938	2.55%	$4,316
Tax-Exempt (1,2)	96,872	3.49%	1,683	114,973	4.20%	2,374
Equity Securities (1,2)	29,845	3.97%	593	25,327	3.55%	450
Total securities	453,588	2.81%	6,440	480,238	2.99%	7,140
Loans:
Commercial (2)	781,040	4.74%	18,507	608,906	4.90%	14,904
Mortgage (2)	1,390,748	4.77%	33,180	1,262,925	4.42%	27,928
Consumer	83,933	9.76%	4,095	79,204	9.40%	3,724
Total loans (3)	2,255,721	4.95%	55,782	1,951,035	4.77%	46,556
Total earning assets	2,709,309	4.59%	62,222	2,431,273	4.42%	53,696
Non interest-bearing assets:
Cash and due from banks	29,942			27,039
Premises and equipment	50,210			50,320
Other assets	123,163			133,904
Allowance for loan losses	(20,800)			(16,809)
Total non interest-bearing assets	182,515			194,454
TOTAL ASSETS	$2,891,824			$2,625,727
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$579,163	0.37%	$1,062	$544,257	0.35%	$957
Savings	967,433	0.61%	2,972	966,886	0.47%	2,264
Time	376,774	1.37%	2,577	225,766	1.01%	1,143
Total interest-bearing deposits	1,923,370	0.69%	6,611	1,736,909	0.50%	4,364
Short-term borrowings	63,565	1.81%	576	155,338	1.04%	804
Long-term borrowings	249,060	2.02%	2,516	110,882	1.42%	790
Subordinated debentures	70,620	5.26%	1,857	70,620	5.55%	1,958
Total interest-bearing liabilities	2,306,615	1.00%	$11,560	2,073,749	0.76%	$7,916
Demand—non interest-bearing	310,800			290,696
Other liabilities	28,215			27,837
Total liabilities	2,645,630			2,392,282
Shareholders’ equity	246,194			233,445
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,891,824			$2,625,727
Interest income/Earning assets		4.59%	$62,222		4.42%	$53,696
Interest expense/Interest-bearing liabilities		1.00%	11,560		0.76%	7,916
Net interest spread		3.59%	$50,662		3.66%	$45,780
Interest income/Earning assets		4.59%	62,222		4.42%	53,696
Interest expense/Earning assets		0.85%	11,560		0.65%	7,916
Net interest margin		3.74%	$50,662		3.77%	$45,780

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

RESULTS OF OPERATIONS
Six Months Ended June 30, 2018 and 2017
OVERVIEW OF THE INCOME STATEMENT
The Corporation had net income of $15.5 million for the six months ended June 30, 2018 and $13.2 million for the same period in 2017. The earnings per diluted share were $1.02 for the six months ended June 30, 2018 and $0.87 for the six months ended June 30, 2017. The annualized return on assets and return on equity for the six months ended June 30, 2018 are 1.07% and 12.62% compared to 1.00% and 11.28% for the same period in 2017.
INTEREST INCOME AND EXPENSE
Net interest margin on a fully tax equivalent basis was 3.74% and 3.77% for the six months ended June 30, 2018 and 2017, respectively. The yield on earning assets increased 17 basis points to 4.59% for the six months ended June 30, 2018 from 4.42% for the six months ended June 30, 2017. The cost of interest-bearing liabilities increased 24 basis points to 1.00% for the six months ended June 30, 2018 from 0.76% for the six months ended June 30, 2017.
Total interest and dividend income increased by 18.0% to $61.5 million for the six months ended June 30, 2018 from $52.1 million for the six months ended June 30, 2017. Net interest income increased by 13.0% to $49.9 million for the six months ended June 30, 2018 from $44.2 million for the six months ended June 30, 2017.
PROVISION FOR LOAN LOSSES
During the six months ended June 30, 2018, the Corporation recorded a provision for loan losses of $3.5 million, as compared to a provision for loan losses of $2.2 million for the six months ended June 30, 2017. Net chargeoffs for the six months ended June 30, 2018 were $1.1 million, compared to net chargeoffs of $1.2 million for the six months ended June 30, 2017. CNB Bank net chargeoffs totaled $139 thousand and $58 thousand during the the six months ended June 30, 2018 and 2017, respectively, or 0.01% and 0.01%, respectively, of average CNB Bank loans. Holiday Financial Services Corporation is the Corporation’s consumer discount company and recorded net chargeoffs totaling $968 thousand and $1.2 million during the the six months ended June 30, 2018 and 2017, respectively.
Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2018.
NON-INTEREST INCOME
Net realized gains on available-for-sale securities were $0 during the six months ended June 30, 2018, compared to $1.5 million during the six months ended June 30, 2017. Net realized and unrealized gains on trading securities were $251 thousand during the six months ended June 30, 2018, compared to $315 thousand during the six months ended June 30, 2017. In addition, the Corporation realized a gain on the sale of a branch in the second quarter of 2017 of $536 thousand. Excluding the effects of securities transactions and the gain on sale of a branch, non-interest income was $10.1 million for the six months ended June 30, 2018, compared to $8.5 million for the six months ended June 30, 2017.
As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $2.1 million during the six months ended June 30, 2018, an increase of 16.3% from $1.8 million during the six months ended June 30, 2017. In addition, as a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of 11.7% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Similarly, other service charges and fees increased $253 thousand, or 23.3%, in the first six months of 2018 compared to first six months of 2017. Income from investments in Small Business Investment Companies was $340 thousand in the six months ended June 30, 2018 compared to $37 thousand in the six months ended June 30, 2017, which is reported as a component of other non-interest income.

NON-INTEREST EXPENSES
Total non-interest expenses were $38.5 million and $34.8 million during the six months ended June 30, 2018 and 2017, respectively. Salaries and benefits expense increased $1.8 million, or 9.8%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As of June 30, 2018, the Corporation had 539 full-time equivalent staff, compared to 493 full-time equivalent staff as of June 30, 2017, an increase of 9.3%. The remainder of the increase in non-interest expenses is primarily a result of the Corporation’s continued growth. Total households serviced at June 30, 2018 were 61,354, compared to 57,808 households at June 30, 2017, an increase of 6.1%.

The ratio of non-interest expenses to average assets was 2.67% and 2.65% during the six months ended June 30, 2018 and 2017, respectively.
INCOME TAX EXPENSE
As a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, income tax expense decreased $2.2 million, or 45.7%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The Corporation’s effective tax rate was 14.6% in the six months ended June 30, 2018 compared to 27.2% in the six months ended June 30, 2017.
The effective rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2018 and 35.0% at June 30, 2017 principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.
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
Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of June 30, 2018, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the current interest rate environment, the -300 and -400 scenarios have been excluded from the table.

June 30, 2018
Change in Basis Points	% Change in Net Interest Income
400	8.2%
300	6.1%
200	4.4%
100	4.0%
(100)	(4.2)%
(200)	(6.5)%

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
ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2018	—	$—	—	369,860
May 1 - 31, 2018	—	—	—	369,860
June 1 - 30, 2018	—	—	—	369,860

(1)
The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of June 30, 2018, there were 369,860 shares remaining in the program.

ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Corporation, filed as Appendix B to the 2006 Proxy Statement, filed with the SEC on March 24, 2006, and incorporated herein by reference.

3.2	By-Laws of the Corporation, as amended and restated, filed with the SEC as Exhibit 3.1 to the Corporation’s current report on Form 8-K filed April 24, 2017, and incorporated herein by reference.

21	Subsidiaries of the Registrant, filed as Exhibit 21 herewith

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE:	August 9, 2018	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE:	August 9, 2018	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)