Form 10-Q
period 2018-09-30
CNB FINANCIAL CORP/PA
filed 2018-11-08
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code, (814) 765-9621
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒    Yes    ☐    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
☐  Yes    ☒    No
The number of shares outstanding of the issuer’s common stock as of November 6, 2018
COMMON STOCK NO PAR VALUE PER SHARE: 15,247,411 SHARES

INDEX
PART I.
FINANCIAL INFORMATION

Forward-Looking Statements
This quarterly report on form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) continued relationships with major customers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices; and (xvii) our success at managing the foregoing items. Some of these and other factors are discussed in our annual and quarterly reports filed with the Securities and Exchange Commission ("SEC"). Such factors could have an adverse impact on our financial position and our results of operations.
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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$34,637	$33,146
Interest bearing deposits with other banks	1,863	2,199
Total cash and cash equivalents	36,500	35,345
Securities available for sale	522,334	409,709
Trading securities	8,887	7,150
Loans held for sale	775	852
Loans	2,391,463	2,149,848
Less: unearned discount	(4,508)	(3,889)
Less: allowance for loan losses	(22,510)	(19,693)
Net loans	2,364,445	2,126,266
FHLB, other equity, and restricted equity interests	23,836	21,517
Premises and equipment, net	49,301	50,715
Bank owned life insurance	56,108	55,035
Mortgage servicing rights	1,492	1,387
Goodwill	38,730	38,730
Core deposit intangible	907	1,625
Accrued interest receivable and other assets	25,998	20,442
Total Assets	$3,129,313	$2,768,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$345,154	$321,858
Interest bearing deposits	2,177,225	1,845,957
Total deposits	2,522,379	2,167,815
Short-term borrowings	2,211	34,416
FHLB and other long term borrowings	250,211	222,943
Subordinated debentures	70,620	70,620
Accrued interest payable and other liabilities	29,516	29,069
Total liabilities	2,874,937	2,524,863
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at September 30, 2018 and December 31, 2017	—	—
Additional paid in capital	97,328	97,042
Retained earnings	165,427	148,298
Treasury stock, at cost (22,948 shares at September 30, 2018 and 43,638 shares at December 31, 2017)	(608)	(1,087)
Accumulated other comprehensive loss	(7,771)	(343)
Total shareholders’ equity	254,376	243,910
Total Liabilities and Shareholders’ Equity	$3,129,313	$2,768,773

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three months ended September 30,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans including fees	$30,385	$25,215
Securities:
Taxable	2,698	1,970
Tax-exempt	677	692
Dividends	280	192
Total interest and dividend income	34,040	28,069
INTEREST EXPENSE:
Deposits	4,812	2,345
Borrowed funds	1,334	1,225
Subordinated debentures (includes $44 and $71 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2018 and 2017, respectively)	1,016	982
Total interest expense	7,162	4,552
NET INTEREST INCOME	26,878	23,517
PROVISION FOR LOAN LOSSES	1,095	1,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,783	22,117
NON-INTEREST INCOME:
Service charges on deposit accounts	1,584	1,244
Other service charges and fees	732	587
Wealth and asset management fees	1,031	952
Net realized gains on available-for-sale securities (includes $0 and $5 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2018 and 2017, respectively)	—	5
Net realized and unrealized gains on trading securities	421	160
Mortgage banking	283	237
Bank owned life insurance	335	592
Card processing and interchange income	1,066	942
Other	481	313
Total non-interest income	5,933	5,032
NON-INTEREST EXPENSES:
Salaries and benefits	11,429	9,101
Net occupancy expense	2,650	2,219
Amortization of core deposit intangible	222	305
Data processing	1,149	1,031
State and local taxes	808	710
Legal, professional, and examination fees	603	561
Advertising	554	495
FDIC insurance premiums	361	295
Card processing and interchange expenses	767	541
Other	2,251	2,360
Total non-interest expenses	20,794	17,618
INCOME BEFORE INCOME TAXES	10,922	9,531
INCOME TAX EXPENSE (includes $(9) and $(23) income tax expense from reclassification items in 2018 and 2017, respectively)	1,686	2,285
NET INCOME	$9,236	$7,246
EARNINGS PER SHARE:
Basic	0.60	0.47
Diluted	0.60	0.47
DIVIDENDS PER SHARE:
Cash dividends per share	$0.170	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Nine months ended September 30,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans including fees	$85,817	$71,100
Securities:
Taxable	6,862	6,286
Tax-exempt	2,054	2,266
Dividends	793	524
Total interest and dividend income	95,526	80,176
INTEREST EXPENSE:
Deposits	11,423	6,709
Borrowed funds	4,426	2,819
Subordinated debentures (includes $149 and $220 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2018 and 2017, respectively)	2,873	2,940
Total interest expense	18,722	12,468
NET INTEREST INCOME	76,804	67,708
PROVISION FOR LOAN LOSSES	4,631	3,550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,173	64,158
NON-INTEREST INCOME:
Service charges on deposit accounts	4,102	3,499
Other service charges and fees	2,073	1,675
Wealth and asset management fees	3,151	2,775
Net realized gains on available-for-sale securities (includes $0 and $1,543 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2018 and 2017, respectively)	—	1,543
Net realized and unrealized gains on trading securities	672	475
Mortgage banking	801	668
Bank owned life insurance	1,074	1,308
Card processing and interchange income	3,140	2,790
Gain on sale of branch	—	536
Other	1,277	625
Total non-interest income	16,290	15,894
NON-INTEREST EXPENSES:
Salaries and benefits	31,095	27,008
Net occupancy expense	7,780	7,016
Amortization of core deposit intangible	718	967
Data processing	3,370	3,011
State and local taxes	2,494	2,063
Legal, professional, and examination fees	1,661	1,776
Advertising	1,732	1,527
FDIC insurance premiums	1,037	869
Card processing and interchange expenses	2,139	1,577
Other	7,310	6,635
Total non-interest expenses	59,336	52,449
INCOME BEFORE INCOME TAXES	29,127	27,603
INCOME TAX EXPENSE (includes $(31) and $463 income tax expense from reclassification items in 2018 and 2017, respectively)	4,353	7,194
NET INCOME	$24,774	$20,409
EARNINGS PER SHARE:
Basic	$1.62	$1.34
Diluted	$1.62	$1.34
DIVIDENDS PER SHARE:
Cash dividends per share	$0.500	$0.495

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET INCOME	$9,236	$7,246	$24,774	$20,409
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $0 for the three months ended September 30, 2018 and 2017, and ($4) and $1 for the nine months ended September 30, 2018 and 2017	1	—	16	(2)
Reclassification adjustment for losses recognized in earnings, net of tax of ($9) and ($25) for the three months ended September 30, 2018 and 2017, and ($31) and ($77) for the nine months ended September 30, 2018 and 2017	35	46	118	143
	36	46	134	141
Net change in unrealized gains on securities available for sale:
Unrealized gains on other-than-temporarily impaired securities available for sale:
Unrealized losses arising during the period, net of tax of $0 for the three months ended September 30, 2018 and 2017, and $0 and ($47) for the nine months ended September 30, 2018 and 2017	—	—	—	87
Reclassification adjustment for realized gains included in net income, net of tax of $0 for the three months ended September 30, 2018 and 2017, and $0 and $484 for the nine months ended September 30, 2018 and 2017	—	—	—	(899)
	—	—	—	(812)
Unrealized gains on other securities available for sale:
Unrealized (losses) gains arising during the period, net of tax of $653 and $433 for the three months ended September 30, 2018 and 2017, and $2,010 and ($1,111) for the nine months ended September 30, 2018 and 2017	(2,459)	(814)	(7,562)	2,059
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $2 for the three months ended September 30, 2018 and 2017, and $0 and $56 for the nine months ended September 30, 2018 and 2017	—	(3)	—	(104)
	(2,459)	(817)	(7,562)	1,955
Other comprehensive income (loss)	(2,423)	(771)	(7,428)	1,284
COMPREHENSIVE INCOME	$6,813	$6,475	$17,346	$21,693

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,774	$20,409
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	4,631	3,550
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	3,661	3,974
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(472)	(980)
Net realized gains on sales of available-for-sale securities	—	(1,543)
Net realized and unrealized gains on trading securities	(672)	(475)
Proceeds from sale of trading securities	434	402
Purchase of trading securities	(1,499)	(1,050)
Gain on sale of branch	—	(536)
Gain on sale of loans	(510)	(253)
Net gains on dispositions of premises and equipment and foreclosed assets	(285)	(64)
Proceeds from sale of loans	18,811	17,978
Origination of loans held for sale	(18,404)	(20,001)
Income on bank owned life insurance	(1,074)	(1,308)
Stock-based compensation expense	1,219	600
Changes in:
Accrued interest receivable and other assets	(5,756)	2,829
Accrued interest payable and other liabilities	2,627	(3,604)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,485	19,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	44,605	59,347
Proceeds from sales of available-for-sale securities	—	15,374
Purchase of available-for-sale securities	(167,473)	(3,620)
Purchase of BOLI policies	—	(10,000)
Proceeds from death benefit of BOLI policies	—	893
Net cash received from sale of branch	—	1,079
Loan origination and payments, net	(241,895)	(226,078)
Purchase of FHLB, other equity, and restricted equity interests	(2,319)	(6,959)
Purchase of premises and equipment	(1,373)	(3,718)
Proceeds from the sale of premises and equipment and foreclosed assets	597	563
NET CASH USED IN INVESTING ACTIVITIES	(367,858)	(173,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	329,925	35,303
Certificates of deposit	24,639	8,864
Purchase of treasury stock	(454)	(1,360)
Cash dividends paid	(7,645)	(7,572)
Proceeds from stock offering, net of issuance costs	—	19,294
Repayment of long-term borrowings	(22,732)	(42,505)
Proceeds from long-term borrowings	50,000	140,000
Net change in short-term borrowings	(32,205)	7,659
NET CASH PROVIDED BY FINANCING ACTIVITIES	341,528	159,683
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,155	6,492
CASH AND CASH EQUIVALENTS, Beginning	35,345	29,183
CASH AND CASH EQUIVALENTS, Ending	$36,500	$35,675
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,456	$12,699
Income taxes	$4,250	$6,000
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$228	$239
Grant of restricted stock awards from treasury stock	$933	$943
Net assets transferred for sale of branch, excluding cash and cash equivalents	$—	$543
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
In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2018 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2017 (the “2017 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    STOCK COMPENSATION
The Corporation has a stock incentive plan for key employees and independent directors. The stock incentive plan, which is administered by a committee of the Board of Directors, provides for aggregate grants of up to 500,000 shares of common stock in the form of non-qualified options or restricted stock. For key employees, the plan vesting is either one-third or one-fourth of the granted options or restricted stock per year, beginning one year after the grant date, with 100% vesting on the third or fourth anniversary of the grant date, respectively. Prior to 2018, for independent directors, the vesting schedule was one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by independent directors vests immediately. At September 30, 2018, there was no unrecognized compensation cost related to nonvested stock options granted under this plan and no stock options were granted during the three and nine month periods ended September 30, 2018 and 2017.
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
Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $268 and $1,219 for the three and nine months ended September 30, 2018, and $204 and $600 for the three and nine months ended September 30, 2017. As of September 30, 2018, there was $1,042 of total unrecognized compensation cost related to unvested restricted stock awards.
A summary of changes in time-based nonvested restricted stock awards for the three months ended September 30, 2018 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	76,045	$23.09
Vested	(250)	18.58
Nonvested at end of period	75,795	$23.11

A summary of changes in time-based nonvested restricted stock awards for the nine months ended September 30, 2018 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	94,472	$20.79
Granted	22,108	26.92
Forfeited	(130)	26.29
Vested	(40,655)	19.66
Nonvested at end of period	75,795	$23.11

The above tables exclude 15,600 shares that were granted and immediately vested. Compensation expense resulting from the immediately vested shares was $0 and $385 for the three and nine months ended September 30, 2018, and is included in the previously disclosed $1,219 of stock-based compensation expense for the nine months ended September 30, 2018.

The fair value of shares vested was $8 and $1,479 during the three and nine months ended September 30, 2018, and $6 and $929 during the three and nine months ended September 30, 2017.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at September 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$145,509	$—	$145,509	$—
States and political subdivisions	138,395	—	138,395	—
Residential and multi-family mortgage	194,635	—	194,635	—
Corporate notes and bonds	12,036	—	12,036	—
Pooled SBA	30,833	—	30,833	—

Other	926	926	—	—
Total Securities Available For Sale	$522,334	$926	$521,408	$—
Interest Rate swaps	$191	$—	$191	$—
Trading Securities:
Corporate equity securities	$6,643	$6,643	—	—
Mutual funds	1,687	1,687	—	—
Certificates of deposit	228	228	—	—
Corporate notes and bonds	278	278	—	—
U.S. Government sponsored entities	51	—	51	—
Total Trading Securities	$8,887	$8,836	$51	$—
Liabilities,
Interest rate swaps	$(182)	$—	$(182)	$—

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$108,148	$—	$108,148	$—
States and political subdivisions	137,723	—	137,723	—
Residential and multi-family mortgage	109,636	—	109,636	—
Corporate notes and bonds	17,200	—	17,200	—
Pooled SBA	36,040	—	36,040	—
Other	962	962	—	—
Total Securities Available For Sale	$409,709	$962	$408,747	$—
Interest Rate swaps	$149	$—	$149	$—
Trading Securities:
Corporate equity securities	5,125	5,125	—	—
Mutual funds	1,499	1,499	—	—
Certificates of deposit	220	220	—	—
Corporate notes and bonds	254	254	—	—
U.S. Government sponsored entities	52	—	52	—
Total Trading Securities	$7,150	$7,098	52	—
Liabilities,
Interest rate swaps	$(310)	$—	$(310)	$—

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance, January 1	$—	$2,049
Total gains:
Included in other comprehensive income (unrealized)	—	134
Sale of available-for-sale securities	—	(2,183)
Balance, September 30	$—	$—

The Corporation did not have any Level 3 securities during the three months ended September 30, 2018 and 2017.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2018 and December 31, 2017:

Fair Value Measurements at September 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$324	—	—	$324

Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial mortgages	$11	—	—	$11
Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $1,310 with a valuation allowance of $986 as of September 30, 2018, resulting in a provision (benefit) for loan losses of $(634) and $352 for the corresponding three and nine month periods ended September 30, 2018. Impaired loans had a recorded investment of $646 with a valuation allowance of $635 as of December 31, 2017. Impaired loans carried at fair value resulted in a negative provision for loan losses of $(22) and $(395) for the three and nine month periods ended September 30, 2017.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Impaired loans – commercial mortgages	$324	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (10-15%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Impaired loans – commercial mortgages	$11	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at September 30, 2018:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$36,500	$36,500	$—	$—	$36,500
Securities available for sale	522,334	926	521,408	—	522,334
Trading securities	8,887	8,836	51	—	8,887
Loans held for sale	775	—	775	—	775
Net loans	2,364,445	—	—	2,334,576	2,334,576
FHLB and other restricted interests	16,885	n/a	n/a	n/a	n/a
Other equity interests	6,951				6,951
Interest rate swaps	191	—	191	—	191
Accrued interest receivable	11,221	7	3,748	7,466	11,221
LIABILITIES
Deposits	$(2,522,379)	$(2,132,769)	$(391,848)	$—	$(2,524,617)
FHLB and other borrowings	(252,422)	—	(248,986)	—	(248,986)
Subordinated debentures	(70,620)	—	(68,202)	—	(68,202)
Interest rate swaps	(182)	—	(182)	—	(182)
Accrued interest payable	(820)	—	(820)	—	(820)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2017:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$35,345	$35,345	$—	$—	$35,345
Securities available for sale	409,709	962	408,747	—	409,709
Trading securities	7,150	7,098	52	—	7,150
Loans held for sale	852	—	853	—	853
Net loans	2,126,266	—	—	2,126,824	2,126,824
FHLB and other restricted interests	17,035	n/a	n/a	n/a	n/a
Other equity interests	4,482				4,482
Interest rate swaps	149	—	149	—	149
Accrued interest receivable	9,254	6	2,651	6,597	9,254
LIABILITIES
Deposits	$(2,167,815)	$(1,802,844)	$(362,756)	$—	$(2,165,600)
FHLB and other borrowings	(257,359)	—	(257,361)	—	(257,361)
Subordinated debentures	(70,620)	—	(63,575)	—	(63,575)
Interest rate swaps	(310)	—	(310)	—	(310)
Accrued interest payable	(554)	—	(554)	—	(554)

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2018 represent an approximation of exit price; however, an actual exit price may differ.
While estimates of fair value are based on management’s judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates. Other equity interests fair value is based on the net asset values provided by underlying investment partnership. ASU 2015-7 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures.
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

4.    SECURITIES
Securities available for sale at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018				December 31, 2017
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. gov’t sponsored entities	$148,034	$178	$(2,703)	$145,509	$108,578	$478	$(908)	$108,148
State & political subdivisions	137,848	1,643	(1,096)	138,395	134,428	3,609	(314)	137,723
Residential & multi-family mortgage	199,968	76	(5,409)	194,635	111,214	304	(1,882)	109,636
Corporate notes & bonds	12,358	31	(353)	12,036	17,610	52	(462)	17,200
Pooled SBA	32,079	66	(1,312)	30,833	36,260	355	(575)	36,040
Other	1,020	—	(94)	926	1,020	—	(58)	962
Total	$531,307	$1,994	$(10,967)	$522,334	$409,110	$4,798	$(4,199)	$409,709

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Corporate equity securities	$6,643	$5,125
Mutual funds	1,687	1,499
Certificates of deposit	228	220
Corporate notes and bonds	278	254
U.S. government sponsored entities	51	52
Total	$8,887	$7,150
Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2018

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. gov’t sponsored entities	$63,025	$(736)	$70,211	$(1,967)	$133,236	$(2,703)
State & political subdivisions	45,113	(617)	7,907	(479)	53,020	(1,096)
Residential & multi-family mortgage	106,762	(2,196)	62,880	(3,213)	169,642	(5,409)
Corporate notes & bonds	5,229	(29)	4,676	(324)	9,905	(353)
Pooled SBA	7,326	(106)	19,377	(1,206)	26,703	(1,312)
Other	—	—	926	(94)	926	(94)
	$227,455	$(3,684)	$165,977	$(7,283)	$393,432	$(10,967)
December 31, 2017

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. gov’t sponsored entities	$55,696	$(540)	$34,754	$(368)	$90,450	$(908)
State & political subdivisions	15,890	(69)	4,104	(245)	19,994	(314)
Residential and multi-family mortgage	30,144	(153)	63,699	(1,729)	93,843	(1,882)
Corporate notes & bonds	5,005	(9)	9,042	(453)	14,047	(462)
Pooled SBA	—	—	22,270	(575)	22,270	(575)
Other	—	—	962	(58)	962	(58)
	$106,735	$(771)	$134,831	$(3,428)	$241,566	$(4,199)
The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the three and nine months ended September 30, 2018 and 2017 is as follows:

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
For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the SEC, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations: When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
As of September 30, 2018 and December 31, 2017, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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
On September 30, 2018 and December 31, 2017, securities carried at $311,336 and $319,575, respectively, were pledged to secure public deposits and for other purposes as provided by law.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2018	$—	$—	$—
Three months ended September 30, 2017	$7,757	$76	$(71)
Nine months ended September 30, 2018	$—	$—	$—
Nine months ended September 30, 2017	$15,374	$1,614	$(71)
The tax provision related to these net realized gains was $2 and $540 during the three and nine months ended September 30, 2017.

The following is a schedule of the contractual maturity of securities available for sale, at September 30, 2018:

	Amortized Cost	Fair Value
1 year or less	$58,844	$58,554
1 year – 5 years	164,854	163,471
5 years – 10 years	70,767	70,223
After 10 years	3,775	3,692
	298,240	295,940
Residential and multi-family mortgage	199,968	194,635
Pooled SBA	32,079	30,833
Other securities	1,020	926
Total securities	$531,307	$522,334
Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.    LOANS
Total net loans at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Commercial, industrial, and agricultural	$853,495	$749,138
Commercial mortgages	683,979	600,065
Residential real estate	760,342	713,347
Consumer	85,888	80,193
Credit cards	7,434	6,753
Overdrafts	325	352
Less: unearned discount	(4,508)	(3,889)
allowance for loan losses	(22,510)	(19,693)
Loans, net	$2,364,445	$2,126,266
At September 30, 2018 and December 31, 2017, net unamortized loan fees of $3,331 and $2,574, respectively, have been included in the carrying value of loans.
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
Commercial, industrial, and agricultural loans comprised 36% and 35% of the Corporation’s total loan portfolio at September 30, 2018 and December 31, 2017, respectively. Commercial mortgage loans comprised 29% and 28% of the Corporation’s total loan portfolio at September 30, 2018 and December 31, 2017, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 32% and 33% of the Corporation’s total loan portfolio at September 30, 2018 and December 31, 2017, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 10% of the total loan portfolio at both September 30, 2018 and December 31, 2017. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended September 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2018	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122
Charge-offs	(30)	—	(212)	(469)	(8)	(94)	(813)
Recoveries	3	—	55	28	3	17	106
Provision (benefit) for loan losses	(536)	682	235	608	11	95	1,095
Allowance for loan losses, September 30, 2018	$6,580	$11,297	$1,978	$2,323	$107	$225	$22,510
Transactions in the allowance for loan losses for the nine months ended September 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(61)	—	(289)	(1,610)	(53)	(236)	(2,249)
Recoveries	165	—	67	112	27	64	435
Provision for loan losses	316	2,290	167	1,642	13	203	4,631
Allowance for loan losses, September 30, 2018	$6,580	$11,297	$1,978	$2,323	$107	$225	$22,510
Transactions in the allowance for loan losses for the three months ended September 30, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2017	$5,563	$7,641	$1,670	$2,068	$142	$185	$17,269
Charge-offs	(20)	(22)	(130)	(703)	(39)	(63)	(977)
Recoveries	36	3	—	96	8	14	157
Provision (benefit) for loan losses	(223)	472	468	627	—	56	1,400
Allowance for loan losses, September 30, 2017	$5,356	$8,094	$2,008	$2,088	$111	$192	$17,849
Transactions in the allowance for loan losses for the nine months ended September 30, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(50)	(22)	(328)	(1,969)	(111)	(192)	(2,672)
Recoveries	167	197	73	110	23	71	641
Provision (benefit) for loan losses	(189)	1,166	610	1,732	106	125	3,550
Allowance for loan losses, September 30, 2017	$5,356	$8,094	$2,008	$2,088	$111	$192	$17,849

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2018 and December 31, 2017. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.
September 30, 2018

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1	$—	$—	$—	$—	$1
Collectively evaluated for impairment	6,343	5,062	1,978	2,323	107	225	16,038
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Modified in a troubled debt restructuring	237	6,234	—	—	—	—	6,471
Total ending allowance balance	$6,580	$11,297	$1,978	$2,323	$107	$225	$22,510
Loans:
Individually evaluated for impairment	$1,500	$467	$—	$—	$—	$—	$1,967
Collectively evaluated for impairment	847,197	669,989	760,342	85,888	7,434	325	2,371,175
Acquired with deteriorated credit quality	—	577	—	—	—	—	577
Modified in a troubled debt restructuring	4,798	12,946	—	—	—	—	17,744
Total ending loans balance	$853,495	$683,979	$760,342	$85,888	$7,434	$325	$2,391,463
December 31, 2017

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$—	$—	$—	$—	$—	$47
Collectively evaluated for impairment	5,868	3,563	2,033	2,179	120	194	13,957
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Modified in a troubled debt restructuring	245	5,444	—	—	—	—	5,689
Total ending allowance balance	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

Loans:
Individually evaluated for impairment	$1,187	$51	$—	$—	$—	$—	$1,238
Collectively evaluated for impairment	742,738	586,845	713,347	80,193	6,753	352	2,130,228
Acquired with deteriorated credit quality	—	1,079	—	—	—	—	1,079
Modified in a troubled debt restructuring	5,213	12,090	—	—	—	—	17,303
Total ending loans balance	$749,138	$600,065	$713,347	$80,193	$6,753	$352	$2,149,848

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:
September 30, 2018

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,096	$1,096	$237
Commercial mortgage	9,717	8,991	6,235
Residential real estate	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,918	5,202	—
Commercial mortgage	5,464	4,422	—
Residential real estate	—	—	—
Total	$22,195	$19,711	$6,472
December 31, 2017

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,915	$1,915	$292
Commercial mortgage	9,940	9,731	5,444
Residential real estate	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,264	4,485	—
Commercial mortgage	3,211	2,410	—
Residential real estate	—	—	—
Total	$20,330	$18,541	$5,736
The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$3,460	$11	$11	$1,190	$20	$20
Commercial mortgage	9,042	37	37	9,724	77	77
Residential real estate	—	—	—	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,569	69	69	2,142	23	23
Commercial mortgage	5,153	20	20	4,981	33	33
Residential real estate	—	—	—	—	—	—
Total	$23,224	$137	$137	$18,037	$153	$153

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,672	$54	$54	$1,413	$56	$56
Commercial mortgage	9,147	111	111	12,497	293	293
Residential real estate	—	—	—	—	—	—
With no related allowance recorded:
Commercial, industrial, and agricultural	5,084	160	160	1,927	73	73
Commercial mortgage	4,511	66	66	2,490	100	100
Residential real estate	—	—	—	—	—	—
Total	$21,414	$391	$391	$18,327	$522	$522
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Non-accrual	Past Due Over 90 Days Still on Accrual	Non-accrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,824	$265	$1,869	$78
Commercial mortgages	10,151	—	11,065	—
Residential real estate	4,767	1,488	5,470	338
Consumer	140	82	828	17
Credit cards	—	26	—	44
Total	$18,882	$1,861	$19,232	$477
Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans.
September 30, 2018

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$76	$587	$1,557	$2,220	$851,275	$853,495
Commercial mortgages	614	—	58	672	683,307	683,979
Residential real estate	2,039	844	4,937	7,820	752,522	760,342
Consumer	526	605	830	1,961	83,927	85,888
Credit cards	30	33	26	89	7,345	7,434
Overdrafts	—	—	—	—	325	325
Total	$3,285	$2,069	$7,408	$12,762	$2,378,701	$2,391,463

December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,745	$646	$748	$4,139	$744,999	$749,138
Commercial mortgages	233	—	292	525	599,540	600,065
Residential real estate	2,290	1,494	4,655	8,439	704,908	713,347
Consumer	454	307	812	1,573	78,620	80,193
Credit cards	31	10	44	85	6,668	6,753
Overdrafts	—	—	—	—	352	352
Total	$5,753	$2,457	$6,551	$14,761	$2,135,087	$2,149,848
Troubled Debt Restructurings
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of September 30, 2018 and December 31, 2017 and no principal balances were forgiven in connection with the loan restructurings.

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
The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	11	$4,798	$237	11	$5,213	$245
Commercial mortgages	13	12,946	6,234	9	12,090	5,444
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Total	24	$17,744	$6,471	20	$17,303	$5,689

The following table presents information associated with the loans that were modified as troubled debt restructurings during the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017. There were no loans modified as troubled debt restructurings during the three months ended September 30, 2018.

	Nine months ended September 30, 2018			Three and Nine months ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	—	$—	$—	2	$324	$379
Commercial mortgages	4	1,091	1,091	2	6,227	6,276
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Total	4	$1,091	$1,091	4	$6,551	$6,655

The troubled debt restructurings described above increased the allowance for loan losses by $113 and resulted in charge-offs of zero during the nine months ended September 30, 2018. The troubled debt restructurings described above increased the allowance for loan losses by $169 and $1,324 during the three and nine months ended September 30, 2017, respectively.
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
September 30, 2018

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$827,425	$10,304	$15,766	$—	$853,495
Commercial mortgages	665,896	3,309	14,774	—	683,979
Total	$1,493,321	$13,613	$30,540	$—	$1,537,474

December 31, 2017

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$713,102	$16,726	$19,310	$—	$749,138
Commercial mortgages	581,631	4,419	14,015	—	600,065
Total	$1,294,733	$21,145	$33,325	$—	$1,349,203
The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$754,087	$85,666	$7,408	$707,539	$79,348	$6,709
Nonperforming	6,255	222	26	5,808	845	44
Total	$760,342	$85,888	$7,434	$713,347	$80,193	$6,753
The Corporation’s portfolio of consumer loans maintained within Holiday Financial Services Corporation (“Holiday”) are considered to be subprime loans. Holiday is a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio.
Holiday’s loan portfolio is summarized as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Consumer	$25,242	$23,428
Less: unearned discount	(4,508)	(3,889)
Total	$20,734	$19,539

6. DEPOSITS
Total deposits at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017	Percentage Change
Checking, non-interest bearing	$345,154	$321,858	7.2%
Checking, interest bearing	599,668	565,399	6.1%
Savings accounts	1,187,947	915,587	29.7%
Certificates of deposit	389,610	364,971	6.8%
	$2,522,379	$2,167,815	16.4%

7.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2018 and 2017, there were no outstanding stock options to include in the diluted earnings per share calculations.
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic earnings per common share computation:
Net income per consolidated statements of income	$9,236	$7,246	$24,774	$20,409
Net earnings allocated to participating securities	(40)	(40)	(113)	(120)
Net earnings allocated to common stock	$9,196	$7,206	$24,661	$20,289
Distributed earnings allocated to common stock	$2,586	$2,506	$7,607	$7,521
Undistributed earnings allocated to common stock	6,610	4,700	17,054	12,768
Net earnings allocated to common stock	$9,196	$7,206	$24,661	$20,289
Weighted average common shares outstanding, including shares considered participating securities	15,285	15,285	15,281	15,188
Less: Average participating securities	(60)	(78)	(67)	(84)
Weighted average shares	15,225	15,207	15,214	15,104
Basic earnings per common share	$0.60	$0.47	$1.62	$1.34
Diluted earnings per common share computation:
Net earnings allocated to common stock	$9,196	$7,206	$24,661	$20,289
Weighted average shares and dilutive potential common shares	15,225	15,207	15,214	15,104
Diluted earnings per common share	$0.60	$0.47	$1.62	$1.34

8.    DERIVATIVE INSTRUMENTS
On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10,000 of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation's objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At September 30, 2018, the variable rate on the subordinated debt was 3.88% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).
On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5 year term and an effective date of September 15, 2013 in order to hedge cash flows associated with $10,000 of a subordinated note discussed above. The Corporation’s objective in using this derivative was to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount.
As of September 30, 2018 and December 31, 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

		Fair value as of
	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate contracts	Accrued interest and other liabilities	$9	$(161)

For the Three Months Ended September 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$36	Interest expense – subordinated debentures	$(44)	Other income	$—
For the Nine Months Ended September 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$134	Interest expense – subordinated debentures	$(149)	Other income	$—
For the Three Months Ended September 30, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$46	Interest expense – subordinated debentures	$(71)	Other income	$—
For the Nine Months Ended September 30, 2017	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$141	Interest expense – subordinated debentures	$(220)	Other income	$—

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $65.
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
The Corporation pledged cash collateral to another financial institution with a balance $750 as of both September 30, 2018 and December 31, 2017. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.
The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of September 30, 2018 and December 31, 2017:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2018
3rd Party interest rate swaps	$22,278	7.7	3.88%	1 month LIBOR + 1.23%	$(182)	(a)
Customer interest rate swaps	(22,278)	7.7	3.88%	1 month LIBOR + 1.23%	182	(b)
December 31, 2017
3rd Party interest rate swaps	$11,848	8.0	4.51%	1 month LIBOR + 2.37%	$149	(a)
Customer interest rate swaps	(11,848)	8.0	4.51%	1 month LIBOR + 2.37%	(149)	(b)

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
Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, gains (losses) on sale of other real estate owned not financed by the Corporation, is not within the scope of (ASU) 2014-9. As a result, no changes were made during the period related to these sources of revenue, which comprised 90.8% and 90.7% of the total revenue of the Corporation for the three and nine months ended September 30, 2018, respectively.
The following tables depict the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Non-interest Income
Service charges on deposit accounts	$1,584	$1,244
Wealth and asset management fees	1,031	952
Mortgage banking (1)	283	237
Card processing and interchange income	1,066	942
Net realized gains on available-for-sale securities (1)	—	5
Other income	1,969	1,652
Total non-interest income	$5,933	$5,032

(1)	Not within scope of ASU 2014-9

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Non-interest Income
Service charges on deposit accounts	$4,102	$3,499
Wealth and asset management fees	3,151	2,775
Mortgage banking (1)	801	668
Card processing and interchange income	3,140	2,790
Net realized gains on available-for-sale securities (1)	—	1,543
Other income	5,096	4,619
Total non-interest income	$16,290	$15,894

(1)	Not within scope of ASU 2014-9
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

10.    CONTINGENCY
On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of
$1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability is $96, which has been accrued and reported in state and local tax expense in the accompanying consolidated statement of income for the nine months ended September 30, 2018. The remaining balance that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income ("OCI") expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The update will be effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted for annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of ASU 2018-14 on the Corporation’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact of the adoption of ASU 2018-13 on the Corporation’s financial statements.

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
In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current GAAP. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Corporation has formed a committee comprised of individuals from different disciplines, including credit administration, finance, loan servicing and information technology, to evaluate the requirements of the new standard and the impact it will have on current processes. Management has performed a data gap analysis, and is developing analytical approaches to determine CECL model inputs. The Corporation has also engaged a software vendor to assist in implementing a CECL production platform. The new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Corporation's loan and investment securities portfolio as well as the economic conditions in effect at the adoption date. The impact to the financial statements is yet to be determined.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The update will be effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of ASU 2016-02 on the Corporation’s financial statements and anticipates an increase in the Corporation’s assets and liabilities of approximately $15 million.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Corporation are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The update was effective on January 1, 2018, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year, but resulted in the use of an exit price, rather than an entrance price, to determine fair value of loans not measured at fair value on a non-recurring basis. The adoption of ASU 2016-01 on January 1, 2018 did not have a material effect on the Corporation’s financial statements.

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
The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2017, included in its 2017 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018, or any future period. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents totaled $36.5 million at September 30, 2018 compared to $35.3 million at December 31, 2017. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES
Securities available for sale and trading securities increased by $112.6 million or 27.5% since December 31, 2017. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity that the portfolio provides. As of September 30, 2018 and December 31, 2017, the securities portfolio as a percentage of total assets was 17.0% and 15.1%, respectively. The footnotes to the consolidated financial statements provide more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.
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
LOANS
The Corporation experienced an increase in loans, net of unearned discount, of $241.0 million, or 11.2%, during the first nine months of 2018. The Corporation’s newest division, BankOnBuffalo, headquartered in northwestern New York, had an increase in loans of $113.8 million during the first nine months of 2018. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2018.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance.

	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2017
Balance at beginning of period	$19,693	$16,330	$16,330
Charge-offs:
Commercial, industrial, and agricultural	(61)	(544)	(50)
Commercial mortgages	—	(116)	(22)
Residential real estate	(289)	(466)	(328)
Consumer	(1,610)	(2,555)	(1,969)
Credit cards	(53)	(144)	(111)
Overdrafts	(236)	(252)	(192)
	(2,249)	(4,077)	(2,672)
Recoveries:
Commercial, industrial, and agricultural	165	235	167
Commercial mortgages	—	197	197
Residential real estate	67	78	73
Consumer	112	161	110
Credit cards	27	27	23
Overdraft deposit accounts	64	87	71
	435	785	641
Net charge-offs	(1,814)	(3,292)	(2,031)
Provision for loan losses	4,631	6,655	3,550
Balance at end of period	$22,510	$19,693	$17,849
Loans, net of unearned	$2,386,955	$2,145,959	$2,098,574
Allowance to net loans	0.94%	0.92%	0.85%
Net charge-offs to average loans (annualized)	0.11%	0.16%	0.14%
Nonperforming assets	$21,175	$20,427	$20,583
Nonperforming % of total assets	0.68%	0.74%	0.75%
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
In the first nine months of 2018, one commercial real estate loan that was impaired at year end 2017 experienced further deterioration in the financial condition of the borrower, resulting in an additional provision for loan losses of $623 thousand.
In the second quarter of 2018, CNB identified a commercial and industrial relationship that, while performing in accordance with its contractual terms and current with scheduled principal and interest payments, filed for bankruptcy. As a result, CNB recorded a specific loan loss reserve for this impaired loan of $758 thousand as of June 30, 2018.  During the quarter ended September 30, 2018, the customer sold its business and CNB received full repayment of the outstanding principal balance of $5.5 million along with previously outstanding interest and fees totaling $127 thousand.
Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in the Corporation’s portfolio at September 30, 2018.
FUNDING SOURCES
The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $354.6 million from $2.17 billion at December 31, 2017 to $2.52 billion at September 30, 2018 primarily resulting from a deposit growth strategy in the western New York market and from the Private Client Solutions division.
Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (“FHLB”) and other lenders to meet funding needs. Management plans to maintain access to short-term and long-term borrowings as an available funding source.
SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS
The Corporation’s capital continued to provide a base for profitable growth through September 30, 2018. Total shareholders’ equity was $254.4 million at September 30, 2018 and $243.9 million at December 31, 2017. In the first nine months of 2018, the Corporation earned $24.8 million and declared dividends of $7.6 million, resulting in a dividend payout ratio of 30.9% of net income.
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

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Total risk-based capital ratio	13.66%	14.32%
Tier 1 capital ratio	10.54%	10.97%
Common equity tier 1 ratio	9.68%	10.00%
Leverage ratio	8.06%	8.45%
Tangible common equity/tangible assets (1)	6.95%	7.46%
Book value per share	$16.64	$15.98
Tangible book value per share (1)	$14.05	$13.33

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

	September 30, 2018	December 31, 2017
Shareholders’ equity	$254,376	$243,910
Less goodwill	38,730	38,730
Less core deposit intangible	907	1,625
Tangible common equity	$214,739	$203,555

Total assets	$3,129,313	$2,768,773
Less goodwill	38,730	38,730
Less core deposit intangible	907	1,625
Tangible assets	$3,089,676	$2,728,418

Ending shares outstanding	15,285,430	15,264,740

Tangible book value per share	$14.05	$13.33
Tangible common equity/tangible assets	6.95%	7.46%
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

The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$54,735	$178,461	$49,622	$191,864
Unused lines of credit	15,968	459,815	16,342	414,885
Standby letters of credit	14,604	1,439	13,706	1,524
Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at September 30, 2018 have interest rates ranging from 2.45% to 18.00% and maturities ranging from 12 months to 35 years. The fixed rate loan commitments at December 31, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from 8 months to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of September 30, 2018 and December 31, 2017, unfunded capital commitments totaled $1.4 million and $3.5 million, respectively for the small business investment corporations and $3.5 million and $2.5 million for the low income housing partnerships, respectively.  At September 30, 2018 and December 31, 2017, capital contributions to the small business investment corporations were $6.6 million and $4.5 million, respectively and capital contributions to the low income housing partnerships were $5.0 million and $3.5 million, respectively.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 and 2017
OVERVIEW OF THE INCOME STATEMENT
The Corporation had net income of $9.2 million in the third quarter of 2018 and $7.2 million in the third quarter of 2017. The earnings per diluted share were $0.60 in the third quarter of 2018 and $0.47 in the third quarter of 2017. The annualized return on assets and return on equity for the third quarter of 2018 are 1.20% and 14.59% compared to 1.06% and 11.88% for the third quarter of 2017.
INTEREST INCOME AND EXPENSE
Net interest margin on a fully tax equivalent basis was 3.79% and 3.82% for the quarters ended September 30, 2018 and 2017, respectively. The yield on earning assets increased 20 basis points to 4.78% for the quarter ended September 30, 2018 from 4.58% for the quarter ended September 30, 2017. The cost of interest-bearing liabilities increased 35 basis points to 1.22% for the quarter ended September 30, 2018 from 0.87% for the quarter ended September 30, 2017.
Total interest and dividend income increased by 21.3% to $34.0 million for the quarter ended September 30, 2018 from $28.1 million for the quarter ended September 30, 2017. Net interest income increased by 14.3% to $26.9 million for the quarter ended September 30, 2018 from $23.5 million for the quarter ended September 30, 2017.
PROVISION FOR LOAN LOSSES
During the quarter ended September 30, 2018, the Corporation recorded a provision for loan losses of $1.1 million, as compared to a provision for loan losses of $1.4 million for the quarter ended September 30, 2017. Net chargeoffs in the third quarter of 2018 were $707 thousand, compared to net chargeoffs of $820 thousand in the third quarter of 2017. CNB Bank net chargeoffs totaled $297 thousand and $334 thousand during the quarters ended September 30, 2018 and 2017, respectively, or 0.05% and 0.06%, respectively, of average CNB Bank loans. Holiday Financial Services Corporation is the Corporation’s consumer discount company and recorded net chargeoffs totaling $410 thousand and $486 thousand during the quarters ended September 30, 2018 and 2017, respectively.
Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2018.
NON-INTEREST INCOME
Net realized and unrealized gains on trading securities were $421 thousand during the quarter ended September 30, 2018, compared to $160 thousand during the quarter ended September 30, 2017. Excluding the effects of securities transactions, non-interest income was $5.5 million for the quarter ended September 30, 2018, compared to $4.9 million for the quarter ended September 30, 2017.
As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $1.0 million during the quarter ended September 30, 2018, an increase of 8.3% from $952 thousand during the quarter ended September 30, 2017. In addition, as a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of 27.3% in the third quarter of 2018 compared to the third quarter of 2017. Similarly, other service charges and fees increased $145 thousand, or 24.7%, in the third quarter of 2018 compared to the the third quarter of 2017. Income from investments in Small Business Investment Companies was $253 thousand in the third quarter of 2018 compared to $0 thousand in the third quarter of 2017, which is reported as a component of other non-interest income.

NON-INTEREST EXPENSES
Total non-interest expenses were $20.8 million and $17.6 million during the quarters ended September 30, 2018 and 2017, respectively. Salaries and benefits expense increased $2.3 million, or 25.6%, during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. As of September 30, 2018, the Corporation had 534 full-time equivalent staff, compared to 490 full-time equivalent staff as of September 30, 2017, an increase of 9.0%. The remainder of the increase in non-interest expenses is primarily a result of the Corporation’s continued growth and the servicing of a larger customer base. Total households serviced at September 30, 2018 were 63,619, compared to 59,026 households at September 30, 2017, an increase of 7.8%.

INCOME TAX EXPENSE
As a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, income tax expense decreased $599 thousand, or 26.2%, during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. The Corporation’s effective tax rate was 15.4% in the third quarter of 2018 compared to 24.0% in the third quarter of 2017.
The effective rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2018 and 35.0% at September 30, 2017 principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED
Dollars in thousands

	September 30, 2018			September 30, 2017
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$349,464	2.58%	$6,862	$328,947	2.56%	$6,286
Tax-Exempt (1,2)	98,243	3.42%	2,507	112,581	4.12%	3,415
Equity Securities (1,2)	29,755	4.10%	915	25,988	3.64%	710
Total securities	477,462	2.84%	10,284	467,516	2.99%	10,411
Loans:
Commercial (2)	795,383	4.86%	28,964	624,835	4.94%	23,132
Mortgage (2)	1,407,672	4.86%	51,034	1,287,359	4.49%	43,317
Consumer	85,088	9.95%	6,350	80,212	9.44%	5,682
Total loans (3)	2,288,143	5.03%	86,348	1,992,406	4.83%	72,131
Total earning assets	2,765,605	4.65%	96,632	2,459,922	4.48%	82,542
Non interest-bearing assets:
Cash and due from banks	34,177			28,282
Premises and equipment	49,978			50,287
Other assets	124,446			136,815
Allowance for loan losses	(21,306)			(17,086)
Total non interest-bearing assets	187,295			198,298
TOTAL ASSETS	$2,952,900			$2,658,220
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$583,031	0.36%	$1,596	$550,619	0.35%	$1,449
Savings	1,028,791	0.75%	5,778	962,488	0.48%	3,454
Time	377,774	1.43%	4,049	231,305	1.04%	1,806
Total interest-bearing deposits	1,989,596	0.77%	11,423	1,744,412	0.51%	6,709
Short-term borrowings	46,238	1.69%	586	137,991	1.05%	1,082
Long-term borrowings	250,166	2.05%	3,840	143,797	1.61%	1,737
Subordinated debentures	70,620	5.42%	2,873	70,620	5.55%	2,940
Total interest-bearing liabilities	2,356,620	1.06%	$18,722	2,096,820	0.79%	$12,468
Demand—non interest-bearing	319,003			296,517
Other liabilities	28,633			27,943
Total liabilities	2,704,256			2,421,280
Shareholders’ equity	248,644			236,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,952,900			$2,658,220
Interest income/Earning assets		4.65%	$96,632		4.48%	$82,542
Interest expense/Interest-bearing liabilities		1.06%	18,722		0.79%	12,468
Net interest spread		3.59%	$77,910		3.69%	$70,074
Interest income/Earning assets		4.65%	96,632		4.48%	82,542
Interest expense/Earning assets		0.90%	18,722		0.68%	12,468
Net interest margin		3.75%	$77,910		3.80%	$70,074

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

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2018 and 2017
OVERVIEW OF THE INCOME STATEMENT
The Corporation had net income of $24.8 million for the nine months ended September 30, 2018 and $20.4 million for the same period in 2017. The earnings per diluted share were $1.62 for the nine months ended September 30, 2018 and $1.34 for the nine months ended September 30, 2017. The annualized return on assets and return on equity for the nine months ended September 30, 2018 are 1.12% and 13.28% compared to 1.02% and 11.48% for the same period in 2017.
INTEREST INCOME AND EXPENSE
Net interest margin on a fully tax equivalent basis was 3.75% and 3.80% for the nine months ended September 30, 2018 and 2017, respectively. The yield on earning assets increased 17 basis points to 4.65% for the nine months ended September 30, 2018 from 4.48% for the nine months ended September 30, 2017. The cost of interest-bearing liabilities increased 27 basis points to 1.06% for the nine months ended September 30, 2018 from 0.79% for the nine months ended September 30, 2017.
Total interest and dividend income increased by 19.1% to $95.5 million for the nine months ended September 30, 2018 from $80.2 million for the nine months ended September 30, 2017. Net interest income increased by 13.4% to $76.8 million for the nine months ended September 30, 2018 from $67.7 million for the nine months ended September 30, 2017.
PROVISION FOR LOAN LOSSES
During the nine months ended September 30, 2018, the Corporation recorded a provision for loan losses of $4.6 million, as compared to a provision for loan losses of $3.6 million for the nine months ended September 30, 2017. Net chargeoffs for the nine months ended September 30, 2018 were $1.8 million, compared to net chargeoffs of $2.0 million for the nine months ended September 30, 2017. CNB Bank net chargeoffs totaled $436 thousand and $392 thousand during the the nine months ended September 30, 2018 and 2017, respectively, or 0.02% and 0.02%, respectively, of average CNB Bank loans. Holiday is the Corporation’s consumer discount company and recorded net chargeoffs totaling $1.4 million and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively.
Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2018.
NON-INTEREST INCOME
Net realized gains on available-for-sale securities were $0 during the nine months ended September 30, 2018, compared to $1.5 million during the nine months ended September 30, 2017. Net realized and unrealized gains on trading securities were $672 thousand during the nine months ended September 30, 2018, compared to $475 thousand during the nine months ended September 30, 2017. In addition, the Corporation realized a gain on the sale of a branch in the second quarter of 2017 of $536 thousand. Excluding the effects of securities transactions and the gain on sale of a branch, non-interest income was $15.6 million for the nine months ended September 30, 2018, compared to $13.3 million for the nine months ended September 30, 2017.
As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $3.2 million during the nine months ended September 30, 2018, an increase of 13.5% from $2.8 million during the nine months ended September 30, 2017. In addition, as a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of 17.2% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Similarly, other service charges and fees increased $398 thousand, or 23.8%, in the first nine months of 2018 compared to first nine months of 2017. Net income (loss) attributable to investments in Small Business Investment Companies was $558 thousand in the nine months ended September 30, 2018 compared to $(37) thousand in the nine months ended September 30, 2017, which is reported as a component of other non-interest income.

NON-INTEREST EXPENSES
Total non-interest expenses were $59.3 million and $52.4 million during the nine months ended September 30, 2018 and 2017, respectively. Salaries and benefits expense increased $4.1 million, or 15.1%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As of September 30, 2018, the Corporation had 534 full-time equivalent staff, compared to 490 full-time equivalent staff as of September 30, 2017, an increase of 9.0%. The remainder of the increase in non-interest expenses is primarily a result of the Corporation’s continued growth. Total households serviced at September 30, 2018 were 63,619, compared to 59,026 households at September 30, 2017, an increase of 7.8%.
The ratio of non-interest expenses to average assets was 2.68% and 2.63% during the nine months ended September 30, 2018 and 2017, respectively.
INCOME TAX EXPENSE
As a result of the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, income tax expense decreased $2.8 million, or 39.5%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The Corporation’s effective tax rate was 14.9% in the nine months ended September 30, 2018 compared to 26.1% in the nine months ended September 30, 2017.
The effective rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2018 and 35.0% at September 30, 2017 principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.
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
Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. Based on the most recent data available as of September 30, 2018, all interest rate risk levels according to the model were within the tolerance limits of ALCO approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected change in the interest rate environment. Due to the current interest rate environment, the -300 and -400 scenarios have been excluded from the table.

September 30, 2018
Change in Basis Points	% Change in Net Interest Income
400	9.5%
300	7.8%
200	6.5%
100	6.5%
(100)	(0.9)%
(200)	(2.7)%

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

ITEM 2.    ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2018	—	$—	—	369,860
August 1 - 31, 2018	—	—	—	369,860
September 1 - 30, 2018	—	—	—	369,860

(1)
The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of September 30, 2018, there were 369,860 shares remaining in the program.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE:	November 8, 2018	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Director
(Principal Executive Officer)

DATE:	November 8, 2018	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial Officer)