Form 10-K
period 2018-12-31
CNB FINANCIAL CORP/PA
filed 2019-03-07
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 1 0 – K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission File Number 0-13396
CNB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
Aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2018:
$433,388,637
The number of shares outstanding of the registrant’s common stock as of March 4, 2019:
15,239,527 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on April 16, 2019 are incorporated by reference into Part III of this report.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank (the "Bank"), and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank.

In addition to the Bank, the Corporation has four other subsidiaries. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. CNB Risk Management, Inc. is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Holiday Financial Services Corporation, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

CNB Bank

The Bank was originally chartered as a national bank in 1934 and is now a a Pennsylvania-chartered bank. In February 2017, the Bank completed construction of a full-service branch location in Duncansville, Pennsylvania and concurrently closed its loan production office in Hollidaysburg, Pennsylvania. The full-service branch is being operated as part of the CNB Bank franchise.

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank is continuing to operate these two branch locations within its ERIEBANK franchise. In February 2017, the Corporation completed construction of a full-service branch location in Ashtabula, Ohio, which is also operating within the ERIEBANK franchise.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. In 2017, the Bank sold its Mount Hope branch of FCBank to First Federal Community Bank of Dover, Ohio. The Bank currently operates seven branch locations as FCBank, a division of the Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the state of New York as BankOnBuffalo, a division of the Bank. The Bank opened a loan production office in Buffalo, New York in May 2016, which was closed in February 2017 concurrent opening of a full-service location in downtown Buffalo in February 2017. The Bank opened full-service locations in Williamsville, New York and Orchard Park, New York in the fourth quarter of 2017, and a full-service location in Niagara Falls, New York in the third quarter of 2018.

The Bank has 42 full-service branch offices located in various communities in its market area. The Bank’s primary market area includes the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. BankOnBuffalo, a division of the Bank, operates in Erie and Niagara counties, New York.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly-owned subsidiary, Holiday Financial Services Corporation ("Holiday"). Holiday currently has nine offices within the Corporation’s market area.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Pennsylvania Department of Banking and is regulated under the BHC Act, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC”), as its primary federal regulator. The Corporation and the Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (“CFPB”) is authorized to write rules on consumer financial products and services which could affect the operations of the Bank and Holiday. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Source of Strength Doctrine

Under Section 616 of the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of financial and managerial strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility, and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board regulations, or both. This doctrine is commonly known as the “source of strength” doctrine.

Identity Theft

The Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission (together with the SEC, the “Commissions”) jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Act. These provisions amend Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction, to assess the validity of notifications of changes of address under certain circumstances.

Capital Adequacy

The Capital Rules adopted in 2013 by the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency, generally implement the Basel Committee on Banking Supervision’s capital framework, referred to as Basel III, for strengthening international capital standards. The Capital Rules revise the definitions and components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

The Capital Rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•
revise the components of regulatory capital, including adding a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and increasing the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•
implement the capital conservation buffer beginning January 1, 2016, which was phased in incrementally until it reached 2.5% of risk-weighted assets, in addition to the minimum common equity Tier 1, Tier 1 and total capital ratios, on January 1, 2019;

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

In November 2017, the Federal Reserve Board finalized a rule extending the currently applicable capital rules for mortgage servicing assists and certain other items for non-advanced approaches institutions. This rule is in effect pending the comment period and review of the general proposal to simplify the Capital Rules for non-advanced approaches institutions.

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

At December 31, 2018, the Bank qualified as “well capitalized” under applicable regulatory capital standards.

Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

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

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act and the implementing Regulation W. The Bank's "affiliates" for purposes of these sections include, among other potential entities, the Corporation and its direct subsidiaries. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases by the Bank of securities issued by an affiliate, purchases by the Bank of assets from an affiliate (except as may be exempted by order or regulation), the Bank’s acceptance of securities or debt obligations issued by an affiliate as collateral for a loan or extension of the credit to a third party, the Bank’s acceptance of a guarantee or letter of credit on behalf of an affiliate, a transaction with an affiliate involving the borrowing or lending of securities to the extent the transaction causes the Bank to have credit exposure to the affiliate, and a derivative transaction with an affiliate, to the extent the Bank will have credit exposure to the affiliate (collectively, “Covered Transactions”) be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

The Bank is also subject to Sections 22(g) and 22(h) of the Federal Reserve Act, and the implementation of Regulation O issued by the Federal Reserve Board. These provisions impose limitations on loans and extensions of credit by the Bank to its and its affiliates' executive officers, directors and principal shareholders and their related interests. The limitations restrict the terms and aggregate amount of such transactions. Regulation O also imposes certain recordkeeping and reporting requirements.

Deposit Insurance and Premiums

The deposits of the Bank are insured up to applicable limits per insured depositor by the FDIC. The standard maximum deposit insurance amount is $250,000 per depositor, per insured depository institution, per ownership category, in accordance with applicable FDIC regulations.

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

•
Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require that financial institutions provide privacy policies to consumers, to allow customers to “opt out” of certain sharing of their nonpublic personal information, and to safeguard sensitive and confidential customer information;

•	Electronic Funds Transfer Act, which is a consumer protection law regarding electronic fund transfers; and

•	Numerous other federal and state laws and regulations, including those related to consumer protection and bank operations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, as amended, including publicly-held financial holding companies such as the Corporation. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws.

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

Employees

As of December 31, 2018, the Corporation had a total of 556 employees, of which 505 were full time and 51 were part time.

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

The SEC maintains an internet site that contains reports, proxy statements and other information about electronic filers such as the Corporation. The site is available at http://www.sec.gov.

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

•
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

•	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.

•	Competition in banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2018, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

The Bank’s loans are principally concentrated in certain areas of Pennsylvania, Ohio and New York, and adverse economic conditions in those markets could adversely affect the Corporation’s business, financial condition and results of operations.

The Corporation’s success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in central and northwest Pennsylvania, central and northeast Ohio, and western New York - the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in these geographic areas, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

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

The Corporation is subject to extensive government regulation and supervision, which may affect its ability to conduct its business and may negatively impact its financial results.

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

Many regional, national and international competitors have far greater assets and capitalization than the Corporation has and greater resources to invest in technology and access to capital markets and can consequently offer a broader array of financial services than it can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, “Competition,” herein.

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

The Bank’s primary source of funding is retail deposits, gathered throughout its network of banking offices. Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (the "FHLB") of Pittsburgh, of which the Bank is a member, and other lenders to meet funding obligations. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

Significant changes in general economic conditions, market interest rates, competitive pressures or otherwise, could cause the Bank’s deposits to decrease relative to overall banking operations, and it would have to rely more heavily on brokered funds and borrowings in the future, which are typically more expensive than deposits.

Management and the Corporation's Board of Directors, through the Asset/Liability Committee, or the ALCO, monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

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

There are 11 FHLB banks, including the FHLB of Pittsburgh, in the FHLB system. The 11 FHLB banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB bank cannot meet its obligations to pay its share of the system’s debt, other FHLB banks can be called upon to make the payment. The Corporation cannot assure you, however, that the FHLB system will be able to meet these obligations.

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

From time to time the Financial Accounting Standards Board ("FASB"), and the SEC change accounting regulations and reporting standards that govern the preparation of the Corporation’s financial statements. In addition, the FASB, SEC, and bank regulators may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of the Corporation’s control and may have a material impact on its financial statements.

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

For example, the Corporation’s amended and restated articles of incorporation require the affirmative vote of 66% of the outstanding shares entitled to vote to effect a business combination. In addition, the Corporation’s amended and restated articles of incorporation, subject to the limitations prescribed in such articles and subject to limitations prescribed by Pennsylvania law, authorize the Corporation’s Board of Directors, from time to time by resolution and without further shareholder action, to provide for the issuance of shares of preferred stock, in one or more series, and to fix the designation, powers, preferences and other rights of the shares and to fix the qualifications, limitations and restrictions thereof. As a result of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Corporation's Board of Directors could adversely affect the voting power and other rights of the holders of common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could discourage any attempt to obtain control of the Corporation.

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

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 42 full-service offices. Of these 42 offices, 24 are owned and 17 are leased from independent owners and one is leased from the Corporation. Holiday has nine full-service offices, of which eight are leased from independent owners and one is leased from the Corporation. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from three to twenty-nine years.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC ("NASDAQ") under the symbol "CCNE." As of December 31, 2018, the number of shareholders of record of the Corporation’s common stock was 4,097.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2018	37,830	$26.41	37,830	332,030	(1)
November 1 – 30, 2018	0	$0	0	332,030	(1)
December 1 – 31, 2018	42,299	$23.61	42,299	289,731	(1)

(1)
The Corporation’s new stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2018, there were 289,731 shares remaining in the program.

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2013 and ending December 31, 2018.

 CNB Financial Corporation

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
CNB Financial Corporation	100.00	101.10	102.34	156.99	158.23	141.68
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56

Source : S&P Global Market Intelligence
© 2018

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and results of Operations" and the consolidated financial statements as of December 31, 2018 and 2017 and for the three years ended December 31, 2018, 2017, and 2016, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 has been derived from our audited historical financial statements.

	Year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans including fees	$118,193	$97,005	$81,209	$71,814	$69,512
Securities:
Taxable	9,921	8,165	9,134	10,977	13,257
Tax-exempt	2,739	2,983	3,390	3,778	3,713
Dividends	1,017	721	582	609	400
Total interest and dividend income	131,870	108,874	94,315	87,178	86,882
INTEREST EXPENSE:
Deposits	17,228	9,312	8,470	8,498	8,300
Borrowed funds	5,856	4,021	2,981	3,222	3,241
Subordinated debentures	3,866	4,032	1,577	751	746
Total interest expense	26,950	17,365	13,028	12,471	12,287
NET INTEREST INCOME	104,920	91,509	81,287	74,707	74,595
PROVISION FOR LOAN LOSSES	6,072	6,655	4,149	2,560	3,840
Net interest income after provision for loan losses	98,848	84,854	77,138	72,147	70,755
NON-INTEREST INCOME	20,723	21,435	17,691	14,799	14,321
NON-INTEREST EXPENSES	79,342	70,037	67,118	56,457	52,688
INCOME BEFORE INCOME TAXES	40,229	36,252	27,711	30,489	32,388
INCOME TAX EXPENSE	6,510	12,392	7,171	8,292	9,314
NET INCOME	$33,719	$23,860	$20,540	$22,197	$23,074
PER SHARE DATA:
Basic	$2.21	$1.57	$1.42	$1.54	$1.60
Fully diluted	2.21	1.57	1.42	1.54	1.60
Dividends declared	0.67	0.66	0.66	0.66	0.66
Book value per share at year end	17.28	15.98	14.64	13.87	13.09
AT END OF PERIOD:
Total assets	$3,221,521	$2,768,773	$2,573,821	$2,285,136	$2,189,213
Securities	524,649	416,859	500,693	550,619	690,225
Loans, net of unearned discount	2,474,557	2,145,959	1,873,536	1,577,798	1,355,289
Allowance for loan losses	19,704	19,693	16,330	16,737	17,373
Deposits	2,610,786	2,167,815	2,017,522	1,815,053	1,847,079
FHLB and other borrowings	245,117	257,359	237,004	104,243	75,715
Subordinated debentures	70,620	70,620	70,620	20,620	20,620
Deposits held for sale	0	0	6,456	0	0
Shareholders’ equity	262,830	243,910	211,784	201,913	188,548
KEY RATIOS:
Return on average assets	1.12%	0.89%	0.85%	0.99%	1.07%
Return on average equity	13.46%	9.97%	9.69%	11.23%	12.76%
Loan to deposit ratio	94.78%	98.99%	92.86%	86.93%	73.37%
Dividend payout ratio	30.35%	42.31%	46.48%	42.86%	41.26%
Average equity to average assets ratio	8.33%	8.93%	8.76%	8.86%	8.37%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. BankOnBuffalo, a division of the Bank, operates in Erie and Niagara counties, New York. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. CNB Risk Management, Inc., incorporated in Delaware, is a captive insurance company that insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Holiday , incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans to customers and the purchase of securities. The Corporation manages credit risk by following an established credit policy and using a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the Corporation's investment policy limits the amount of credit risk that may be taken in the securities portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Corporation has established guidelines within its asset-liability management policy to manage liquidity risk. These guidelines include contingent funding alternatives.

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, and future performance of our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principals or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) deposit attrition; (xii) rapidly changing technology; (xiii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xiv) changes in the cost of funds, demand for loan products or demand for financial services; and (xv) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on our financial position and our results of operations.

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

General Overview

Management looks to return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. In order to address the flattening yield curve and highly competitive environment, the Corporation has remained focused on disciplined loan pricing to sustain a strong net interest margin.

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced non-interest income, which is expected to more than offset increases in non-interest expenses in 2019 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well positioned to sustain core earnings during 2019. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2018 Balance	$ Change vs. prior year	% Change vs. prior year	2017 Balance	$ Change vs. prior year	% Change vs. prior year	2016 Balance
Total assets	$3,221.5	$452.7	16.4%	$2,768.8	$195.0	7.6%	$2,573.8
Total loans, net	2,454.9	328.6	15.5%	2,126.3	269.1	14.5%	1,857.2
Total securities	524.6	107.7	25.8%	416.9	(83.8)	(16.7)%	500.7
Total deposits	2,610.8	443.0	20.4%	2,167.8	150.3	7.4%	2,017.5
Total shareholders’ equity	262.8	18.9	7.7%	243.9	32.1	15.2%	211.8

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	12/31/2018			12/31/2017			12/31/2016
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$365,784	2.67%	$9,921	$318,481	2.58%	$8,165	$380,534	2.44%	$9,134
Tax-Exempt (1, 2)	97,412	3.42%	3,326	109,630	4.18%	4,493	124,360	4.24%	5,103
Equity Securities (1, 2)	29,773	3.93%	1,170	26,270	3.72%	976	19,277	4.09%	788
Total Securities	492,969	2.89%	14,417	454,381	3.02%	13,634	524,171	2.93%	15,025
Loans
Commercial (2)	820,547	4.98%	40,846	645,357	4.93%	31,844	522,345	4.63%	24,201
Mortgage (2)	1,420,562	4.88%	69,338	1,296,548	4.54%	58,899	1,110,287	4.54%	50,437
Consumer	85,776	10.16%	8,717	81,383	9.42%	7,668	84,592	9.14%	7,730
Total Loans (3)	2,326,885	5.11%	118,901	2,023,288	4.86%	98,411	1,717,224	4.80%	82,368
Total earning assets	2,819,854	4.72%	$133,318	2,477,669	4.53%	$112,045	2,241,395	4.37%	$97,393
Non-Interest Earning Assets
Cash & Due From Banks	33,345			28,204			29,869
Premises & Equipment	49,986			50,377			43,758
Other Assets	126,630			138,754			121,554
Allowance for Loan Losses	(21,511)			(17,473)			(16,336)
Total Non-Interest Earning Assets	188,450			199,862			178,845
Total Assets	$3,008,304			$2,677,531			$2,420,240
Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – interest bearing	$582,289	0.38%	$2,209	$550,922	0.36%	$1,976	$513,445	0.35%	$1,801
Savings	1,077,209	0.85%	9,184	953,960	0.49%	4,643	954,010	0.46%	4,429
Time	383,531	1.52%	5,835	252,176	1.07%	2,693	214,684	1.04%	2,240
Total interest bearing deposits	2,043,029	0.84%	17,228	1,757,058	0.53%	9,312	1,682,139	0.50%	8,470
Short-term borrowings	37,363	1.91%	713	122,758	1.09%	1,344	99,075	0.57%	565
Long-term borrowings	250,242	2.06%	5,143	158,782	1.69%	2,677	81,937	2.95%	2,416
Subordinated Debentures	70,620	5.47%	3,866	70,620	5.71%	4,032	33,120	4.76%	1,577
Total interest bearing liabilities	2,401,254	1.12%	$26,950	2,109,218	0.82%	$17,365	1,896,271	0.69%	$13,028
Demand – non-interest bearing	327,014			300,942			267,876
Other liabilities	29,545			28,148			44,035
Total Liabilities	2,757,813			2,438,308			2,208,182
Shareholders’ Equity	250,491			239,223			212,058
Total Liabilities and Shareholders’ Equity	$3,008,304			$2,677,531			$2,420,240
Interest Income/Earning Assets		4.72%	$133,318		4.53%	$112,045		4.37%	$97,393
Interest Expense/Interest Bearing Liabilities		1.12%	26,950		0.82%	17,365		0.69%	13,028
Net Interest Spread		3.60%	$106,368		3.71%	$94,680		3.68%	$84,365
Interest Income/Earning Assets		4.72%	$133,318		4.53%	$112,045		4.37%	$97,393
Interest Expense/Earning Assets		0.96%	26,950		0.71%	17,365		0.59%	13,028
Net Interest Margin		3.76%	$106,368		3.82%	$94,680		3.78%	$84,365

1.
Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.
Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 21% for the year end December 31, 2018 and 35% for the years ended December 31, 2017 and 2016. Interest income has been increased by $1,448, $3,171, and $3,078 for the years ended December 31, 2018, 2017, and 2016, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.
Average outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $3,722, $3,328, and $3,170 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table presents the change in net interest income for the years specified.

Net Interest Income Rate-Volume Variance	For Twelve Months Ended December 31, 2018 over (under) 2017 Due to Change In (1)			For Twelve Months Ended December 31, 2017 over (under) 2016 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$1,432	$324	$1,756	$(1,392)	$423	$(969)
Tax-Exempt (2)	(427)	(740)	(1,167)	(541)	(69)	(610)
Equity Securities (2)	132	62	194	286	(98)	188
Total Securities	1,137	(354)	783	(1,647)	256	(1,391)
Loans
Commercial (2)	8,609	393	9,002	5,699	1,944	7,643
Mortgage (2)	5,595	4,844	10,439	8,461	1	8,462
Consumer	412	637	1,049	(293)	231	(62)
Total Loans	14,616	5,874	20,490	13,867	2,176	16,043
Total Earning Assets	$15,753	$5,520	$21,273	$12,220	$2,432	$14,652

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$120	$113	$233	$131	$44	$175
Savings	635	3,906	4,541	0	214	214
Time	1,411	1,731	3,142	391	62	453
Total Interest Bearing Deposits	2,166	5,750	7,916	522	320	842
Short-Term Borrowings	(937)	306	(631)	135	644	779
Long-Term Borrowings	1,552	914	2,466	2,266	(2,005)	261
Subordinated Debentures	0	(166)	(166)	1,786	669	2,455
Total Interest Bearing Liabilities	$2,781	$6,804	$9,585	$4,709	$(372)	$4,337

Change in Net Interest Income	$12,972	$(1,284)	$11,688	$7,511	$2,804	$10,315

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.

2.
Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the year ended December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents totaled $45.6 million at December 31, 2018 compared to $35.3 million at December 31, 2017. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

Securities

Securities available for sale and trading securities totaled $524.6 million and $416.9 million at December 31, 2018 and 2017, respectively. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity that the portfolio provides.  As of December 31, 2018 and 2017, the securities portfolio as a percentage of total assets was 16.3% and 15.1%, respectively. Note 4 to the consolidated financial statements  provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end December 31, 2018, December 31, 2017, and December 31, 2016.

	December 31, 2018				December 31, 2017				December 31, 2016
	Amortized	Unrealized		Market	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale
U.S. Government Sponsored Entities	$134,010	$254	$(1,570)	$132,694	$108,578	$478	$(908)	$108,148	$139,823	$1,107	$(579)	$140,351
State and Political Subdivisions	134,662	1,942	(573)	136,031	134,428	3,609	(314)	137,723	153,492	4,194	(649)	157,037
Residential and multi-family mortgage	209,126	500	(3,573)	206,053	111,214	304	(1,882)	109,636	136,807	551	(2,382)	134,976
Corporate notes and bonds	12,356	22	(601)	11,777	17,610	52	(462)	17,200	18,299	77	(962)	17,414
Pooled trust preferred	0	0	0	0	0	0	0	0	800	1,249	0	2,049
Pooled SBA	30,163	135	(924)	29,374	36,260	355	(575)	36,040	43,450	505	(918)	43,037
Other	1,020	0	(86)	934	1,020	0	(58)	962	1,020	0	(49)	971
	$521,337	$2,853	$(7,327)	$516,863	$409,110	$4,798	$(4,199)	$409,709	$493,691	$7,683	$(5,539)	$495,835

The following table sets forth the maturities of investment securities in our available-for-sale portfolio as of December 31, 2018.

Maturity Distribution of Investment Securities
December 31, 2018

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Securities Available for Sale (2)
U.S. Government Sponsored Entities	$19,900	2.57%	$86,067	2.15%	$26,727	3.00%
State and Political Subdivisions	28,694	3.79%	58,021	3.75%	44,379	4.04%	$4,937	4.21%
Corporate notes and bonds	9,409	2.78%	2,023	4.21%	345	6.36%
Pooled SBA									$29,374	2.69%
Residential and multi-family mortgage									206,053	2.79%
Other					934	2.65%
Total	$58,003	3.21%	$146,111	2.81%	$72,385	3.65%	$4,937	4.21%	$235,427	2.78%

(1)
The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 21%.

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

Loans

As detailed in the table below, at December 31, 2018, the Corporation had $2.5 billion in loans outstanding, net of unearned discount, an increase of $328.6 million, or 15%, since December 31, 2017.

	2018	2017	2016	2015	2014
Commercial, industrial and agricultural	$916,297	$704,606	$567,800	$475,364	$428,458
Commercial mortgages	697,776	644,597	574,826	448,179	352,752
Residential real estate	771,309	713,347	652,883	574,225	502,317
Consumer	86,035	80,193	74,816	78,345	69,648
Credit cards	7,623	6,753	6,046	5,201	5,233
Overdrafts	308	352	595	1,040	1,188
Gross loans	2,479,348	2,149,848	1,876,966	1,582,354	1,359,596
Less: unearned income	4,791	3,889	3,430	4,556	4,307
Total loans net of unearned	$2,474,557	$2,145,959	$1,873,536	$1,577,798	$1,355,289

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

The Corporation expects strong loan growth in 2019 as it continues its planned expansion within the Buffalo, New York market and expands commercial lending relationships in its Pennsylvania and Ohio markets.
The below table discusses loan maturities and sensitivities to interest rates.

	December 31, 2018
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$14,153	$93,695	$155,551	$263,399
Loans With Floating Interest Rate	25,877	78,883	548,138	652,898
	$40,030	$172,578	$703,689	$916,297

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2018, no concentration existed within our commercial or real estate loan portfolio that exceeded 10% of the total loans.

Loan Quality

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed annually on approximately 65% of the commercial loan portfolio by an outsourced loan review firm. In addition, classified assets, past due loans and nonaccrual loans are reviewed by the loan review firm semiannually.

The following table presents information concerning loan delinquency and other nonperforming assets at December 31, 2018, 2017, 2016, 2015, and 2014:

	2018	2017	2016	2015	2014
Nonaccrual loans	$17,239	$19,232	$15,329	$12,159	$9,190
Accrual loans greater than 90 days past due	890	664	10	105	213
Total nonperforming loans	18,129	19,896	15,339	12,264	9,403
Other real estate owned	418	710	1,015	654	806
Total nonperforming assets	$18,547	$20,606	$16,354	$12,918	$10,209
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$8,201	$8,344	$8,710	$9,304	$14,771
Nonperforming TDR loans *	6,425	8,959	3,120	5,637	3,887
Total TDR loans	$14,626	$17,303	$11,830	$14,941	$18,658
Total loans, net of unearned income	$2,474,557	$2,145,959	$1,873,536	$1,577,798	$1,355,289
Nonperforming loans as a percentage of loans, net	0.73%	0.93%	0.82%	0.78%	0.69%
Total assets	$3,221,521	$2,768,773	$2,573,821	$2,285,136	$2,189,213
Nonperforming assets as a percentage of total assets	0.58%	0.72%	0.64%	0.57%	0.47%

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
With regard to the credit reviews, a “watchlist” is evaluated on a monthly basis to determine potential commercial losses. The "watchlist" comprises of all credits risk rated special mention, substandard and doubtful. Consumer and mortgage loans are allocated using historical loss experience.

The following table presents activity within the allowance for loan losses during the years ended December 31, 2018, 2017, 2016, 2015, and 2014:

	2018	2017	2016	2015	2014
Balance at beginning of period	$19,693	$16,330	$16,737	$17,373	$16,234
Charge-offs:
Commercial, industrial, and agricultural	(253)	(544)	(601)	(307)	(618)
Commercial mortgages	(3,337)	(116)	(201)	(486)	(50)
Residential real estate	(315)	(466)	(499)	(632)	(436)
Consumer	(2,279)	(2,555)	(3,324)	(1,956)	(1,744)
Credit cards	(90)	(144)	(96)	(116)	(78)
Overdrafts	(319)	(252)	(240)	(221)	(256)
	(6,593)	(4,077)	(4,961)	(3,718)	(3,182)
Recoveries:
Commercial, industrial, and agricultural	171	235	89	267	1
Commercial mortgages	30	197	8	52	210
Residential real estate	67	78	93	8	41
Consumer	141	161	122	96	93
Credit cards	33	27	22	14	25
Overdrafts	90	87	71	85	111
	532	785	405	522	481
Net charge-offs	(6,061)	(3,292)	(4,556)	(3,196)	(2,701)
Provision for loan losses	6,072	6,655	4,149	2,560	3,840
Balance at end of period	$19,704	$19,693	$16,330	$16,737	$17,373
Loans, net of unearned income	$2,474,557	$2,145,959	$1,873,536	$1,577,798	$1,355,289
Allowance to net loans	0.80%	0.92%	0.87%	1.06%	1.28%
Percentage of net charge-offs during the period to average loans outstanding	0.26%	0.16%	0.27%	0.22%	0.21%

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

The reviewed loan pools are further segregated into four categories: special mention, substandard, doubtful, and pass rated. Historical loss factors are calculated for each pool, excluding overdrafts, based on the previous eight quarters of experience. The homogeneous pools are evaluated by analyzing the historical loss factors from the most previous eight quarter ends.

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

As mentioned in the “Loans” section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management recognizes and considers the fact that risk is more pronounced in these types of credits and is, to a greater degree than with other loans, driven by the economic environment in which the debtor’s business operates.

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2018, 2017, 2016, 2015 and 2014:

	2018		2017		2016		2015		2014
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$7,341	36.96%	$6,160	32.77%	$5,428	30.25%	$6,035	30.25%	$7,114	30.04%
Commercial mortgages	7,490	28.14%	9,007	29.98%	6,753	30.63%	5,605	30.63%	5,310	28.32%
Residential real estate	2,156	31.11%	2,033	33.18%	1,653	34.78%	2,475	34.78%	2,479	36.29%
Consumer	2,377	3.47%	2,179	3.73%	2,215	3.99%	2,371	3.99%	2,205	4.95%
Credit Cards	103	0.31%	120	0.31%	93	0.32%	90	0.32%	71	0.33%
Overdrafts	237	0.01%	194	0.02%	188	0.03%	161	0.03%	194	0.07%
Total	$19,704	100.00%	$19,693	100.00%	$16,330	100.00%	$16,737	100.00%	$17,373	100.00%

Throughout 2018, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 5 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2018 and 2017, as well as the nature and scope of loans modified in a troubled debt restructuring during 2018 and 2017 and the related effect on the provision and allowance for loan losses.

During the year ended December 31, 2018, the Corporation recorded a provision for loan losses of $6.1 million, as compared to a provision for loan losses of $6.7 million for the year ended December 31, 2017. Net chargeoffs during the year ended December 31, 2018 were $6.1 million, compared to net chargeoffs of $3.3 million during the year ended December 31, 2017, and the ratio of net chargeoffs to average loans was 0.26% and 0.16% for the years ended December 31, 2018 and 2017, respectively.

The Bank's net chargeoffs totaled $4.2 million and $1.1 million during the years ended December 31, 2018 and 2017, or 0.18% and 0.06%, respectively, of average Bank loans. Holiday, The Bank's consumer discount company, recorded net chargeoffs totaling $1.9 million and $2.2 million during the years ended December 31, 2018 and 2017, respectively.

In 2018, a commercial real estate loan that was impaired at December 31, 2017 experienced further deterioration in the financial condition of the borrower, resulting in the Corporation recording an additional provision for loan losses of $1.9 million during the year ended December 31, 2018. During 2018, the Bank further analyzed the ultimate collectability of the principal amount due and recorded a partial chargeoff of the principal balance in the amount of $3.3 million. As of December 31, 2018, the book balance of this impaired loan was $2.7 million and the specific allowance recorded was $2.4 million.

Management believes that both its 2018 provision and allowance for loan losses were reasonable and adequate to absorb probable incurred losses in its portfolio at December 31, 2018.

Premises and Equipment

During the years ended December 31, 2018 and 2017, the Corporation invested $3.1 million and $5.2 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. In 2018, the Corporation substantially completed leasehold improvements of a full-service banking facility in Buffalo, New York that also houses the BankOnBuffalo leadership and administrative teams. The Corporation also invested in leasehold improvements for a temporary BankOnBuffalo branch in Niagara Falls, New York. Finally, additional office space was constructed in at the main office of ERIEBANK in 2018.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI”). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. No BOLI was purchased during the year ended December 31, 2018, and BOLI of $10.0 million was purchased during the year ended December 31, 2017.

Funding Sources

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2018		2017		2016
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$327,014		$300,942		$267,876
Demand – Interest Bearing	582,289	0.38%	550,922	0.36%	513,445	0.35%
Savings Deposits	1,077,209	0.85%	953,960	0.49%	954,010	0.46%
Time Deposits	383,531	1.52%	252,176	1.07%	214,684	1.04%
Total	$2,370,043		$2,058,000		$1,950,015

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2018 is as follows:

Three months or less	$61,292
Greater than three months and through twelve months	30,477
Greater than one year and through three years	93,249
Greater than three years	41,597
Total	$226,615

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

	2018	Percentage change 2018 vs. 2017	2017	Percentage change 2017 vs. 2016	2016
Demand, Non interest bearing	$356,797	10.9%	$321,858	11.0%	$289,922
Demand, Interest bearing	600,046	6.1%	565,399	4.1%	543,388
Savings deposits	1,258,506	37.5%	915,587	(4.0)%	953,438
Time deposits	395,437	8.3%	364,971	58.2%	230,774
Total	$2,610,786	20.4%	$2,167,815	7.4%	$2,017,522

In 2018, the Corporation was strategically focused on core deposit gathering resulting in new deposit inflow, primarily in savings deposits, which increased $342.9 million. During the year of 2017, the Corporation ran time deposit specials resulting in the both new deposit inflow and a transfer from savings balances.

Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank ("FHLB") and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 11 to the consolidated financial statements.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a base for profitable growth. In 2018, the Corporation earned $33.7 million and declared dividends of $10.2 million, resulting in a dividend payout ratio of 30.4% of net income.

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

The Corporation’s capital ratios and book value per common share at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Total risk-based capital ratio	13.21%	14.32%
Tier 1 capital ratio	10.33%	10.97%
Common equity tier 1 ratio	9.50%	10.00%
Leverage ratio	7.87%	8.45%
Tangible common equity/tangible assets (1)	7.02%	7.46%
Book value per share	$17.28	$15.98
Tangible book value per share (1)	$14.69	$13.33

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

	December 31, 2018	December 31, 2017
Shareholders’ equity	$262,830	$243,910
Less goodwill	38,730	38,730
Less core deposit intangible	727	1,625
Tangible common equity	$223,373	$203,555
Total assets	$3,221,521	$2,768,773
Less goodwill	38,730	38,730
Less core deposit intangible	727	1,625
Tangible assets	$3,182,064	$2,728,418
Ending shares outstanding	15,207,281	15,264,740
Tangible book value per share	$14.69	$13.33
Tangible common equity/tangible assets	7.02%	7.46%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB, which provides the Bank with a total borrowing line of approximately $769.3 million, with approximately $317.6 million available at December 31, 2018. Management believes that the Corporation’s current liquidity position is acceptable.

Results of Operations
Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Overview of the Income Statement

The Corporation had net income of $33.7 million for 2018 compared to $23.9 million for 2017. Net interest income increased $13.4 million, or 14.7%, and non-interest income decreased $0.7 million, or 3.3%. The provision for loan losses decreased by $0.6 million, or 8.8%, and non-interest expenses increased by $9.3 million, or 13.3%. The earnings per diluted share were $2.21 in 2018 and $1.57 in 2017. The return on assets and the return on equity for 2018 were 1.12% and 13.46% as compared to 0.89% and 9.97% for 2017. The impact of the reduction in the federal corporate income tax rate to 21.0%, effective January 1, 2018, resulted in a $3.0 million income tax expense in 2017 related to the reduction in the carrying value of the net deferred tax asset.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.76% and 3.82% for the years ended December 31, 2018 and 2017, respectively. The yield on earning assets increased 19 basis points to 4.72% for the year ended December 31, 2018 from 4.53% for the year ended December 31, 2017. The cost of interest-bearing liabilities increased 30 basis points to 1.12% for the year ended December 31, 2018  from 0.82% for the year ended December 31, 2017.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $6.1 million in 2018 compared to $6.7 million in 2017. Net loan charge-offs were $6.1 million during the year ended December 31, 2018 compared to $3.3 million during the year ended December 31, 2017. As disclosed in "Allowance for Loan Losses" above, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and consideration of trends in criticized and classified loans and historical loan losses.

Management believes the charges to the provision in 2018 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of December 31, 2018.

Non-Interest Income

There were no net realized gains on available-for-sale securities during the year ended December 31, 2018 and net realized gains on available-for-sale securities were $1.5 million during the year ended December 31, 2017. which included gains on the sale of two structured pooled trusted preferred securities of $1.4 million. In addition, the Corporation realized a gain on the sale of a branch in the second quarter of 2017 of $536 thousand. Excluding the effects of securities transactions and the gain on sale of a branch, non-interest income was $20.7 million for the year ended December 31, 2018, compared to $19.4 million for the year ended December 31, 2017.

As a result of the Corporation’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $4.2 million for the year ended December 31, 2018, an increase of 12.0% from $3.7 million for the year ended December 31, 2017. In addition, as a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of 19.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Similarly, other service charges and fees increased $379 thousand, or 15.4%, during 2018 compared to 2017. Net income attributable to investments in Small Business Investment Companies was $788 thousand during the year ended December 31, 2018 compared to $235 thousand during the year ended December 31, 2017, which is reported as a component of other non-interest income. Finally, due to declines in equity markets in 2018, net realized and unrealized gains (losses) on trading securities decreased $1.3 million in 2018 compared to 2017.

Non-Interest Expense

Total non-interest expenses were $79.3 million and $70.0 million for the years ended December 31, 2018 and 2017, respectively. Salaries and benefits expense increased $5.8 million, or 16.2%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. As of December 31, 2018, the Corporation had 537 full-time equivalent staff, compared to 512 full-time equivalent staff as of December 31, 2017, an increase of 4.9%. In addition, as a result of the Corporation exceeding certain growth and profitability targets used in calculating incentive compensation, incentive compensation expense increased by $2.2 million when compared to 2017. The remainder of the increase in non-interest expenses is primarily a result of the Corporation’s continued growth. Total households serviced at December 31, 2018 were 63,920, compared to 59,051 households at December 31, 2017, an increase of 8.2%. The ratio of non-interest expenses to average assets was 2.64% and 2.62% during the years ended December 31, 2018 and 2017, respectively.

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

As described in "Funding Sources" above, the Corporation issued $50 million of subordinated debt on September 30, 2016. The interest expense on this subordinated debt was $3.2 million for 2017 compared to $783 thousand for 2016.

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

As a result of the Bank’s continued focus on growing its Private Client Solutions division, wealth and asset management revenues were $3.7 million in 2017, an increase of 20.6% from $3.1 million in 2016. During 2017, the Bank recorded $1.7 million in income from bank owned life insurance policies, including $387 thousand representing the death proceeds on life insurance policies in excess of the cash surrender value, compared to $1.1 million in 2016.

On May 19, 2017, the Bank completed its previously announced sale of the Mt. Hope, Ohio branch to First Federal Community Bank. The Bank transferred loans totaling $7,800, fixed assets totaling $100, and deposits totaling $7,400 in conjunction with the sale of the branch and realized a gain of $536 based on the 8% deposit premium paid by First Federal Community Bank.

Non-Interest Expense

Throughout 2017 and 2016, the Bank made numerous infrastructure, personnel, and technology investments to facilitate its continued growth. Total non-interest expenses were $70.0 million during the year ended December 31, 2017, compared to $67.1 million during the year ended December 31, 2016. In order to better serve our customers and improve operational efficiencies, the Bank completed a core processing system upgrade in May 2016. Included in non-interest expenses in 2016 are $3.7 million of non-recurring items, with costs associated with our core processing system upgrade of $1.7 million, merger related expenses of $486 thousand, and a prepayment penalty associated with the early payoff of long-term borrowings of $1.5 million.

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

Income Tax Expense

Income taxes were $6.5 million in 2018, compared to $12.4 million in 2017 and $7.2 million in 2016. The effective tax rates were 16.2%, 34.2%, and 25.9% for 2018, 2017, and 2016, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% for 2018 and 35.0% for 2017 and 2016 principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. The lower effective tax rate in 2018 when compared to 2017 is the result $3.0 million of additional income tax expense recorded in 2017 related to the reduction in the carrying value of the net deferred tax asset due to the lower of the federal corporate tax rate to 21%.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note Reference		One Year or Less		One to Three Years		Three to Five Years		Over Five Years		Total
Deposits without a stated maturity		—	$2,215,349	—	$0	—	$0	—	$0	—	$2,215,349
Certificates of deposit	10	—	155,670	—	162,840	—	69,018	—	7,909	—	395,437
FHLB and other borrowings	11	—	47,562	—	71,245	—	124,175	—	2,135	—	245,117
Operating leases	7	—	1,514	—	3,041	—	3,069	—	18,538	—	26,162
Sale-leaseback	7	—	105	—	210	—	210	—	315	—	840
Subordinated debentures	11	—	0	—	0	—	0	—	70,620	—	70,620

The Corporation’s operating lease obligations represent short and long-term lease and rental payment for facilities. The Corporation’s sale-leaseback obligation represents a long-term real estate lease associated with one of the Corporation’s branch office locations. Effective January 1, 2019 the Corporation's leases will be reported on the balance sheet in accordance with ASU 2016-02.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The principal purpose of asset/liability management is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Net interest income is enhanced by increasing the net interest margin and the growth in earning assets. As a result, the primary goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2018 and 2017, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

December 31, 2018		December 31, 2017
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	7.6%	400	6.4%
300	6.0%	300	5.1%
200	4.9%	200	3.6%
100	5.2%	100	1.9%
(100)	(2.0)%	(100)	(2.4)%
(200)	(3.6)%	(200)	(3.9)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$43,327	$33,146
Interest bearing deposits with other banks	2,236	2,199
Total cash and cash equivalents	45,563	35,345
Securities available for sale	516,863	409,709
Trading securities	7,786	7,150
Loans held for sale	367	852
Loans	2,479,348	2,149,848
Less: unearned discount	(4,791)	(3,889)
Less: allowance for loan losses	(19,704)	(19,693)
Net loans	2,454,853	2,126,266
FHLB and other equity interests	24,508	21,517
Premises and equipment, net	49,920	50,715
Bank owned life insurance	56,443	55,035
Mortgage servicing rights	1,495	1,387
Goodwill	38,730	38,730
Core deposit intangible	727	1,625
Accrued interest receivable and other assets	24,266	20,442
Total Assets	$3,221,521	$2,768,773
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$356,797	$321,858
Interest bearing deposits	2,253,989	1,845,957
Total deposits	2,610,786	2,167,815
Short-term borrowings	0	34,416
FHLB and other long-term borrowings	245,117	222,943
Subordinated debentures	70,620	70,620
Accrued interest payable and other liabilities	32,168	29,069
Total liabilities	2,958,691	2,524,863
Commitments and contingent liabilities
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at December 31, 2018 and 2017	0	0
Additional paid in capital	97,602	97,042
Retained earnings	171,780	148,298
Treasury stock, at cost (101,097 and 43,638 shares for 2018 and 2017, respectively)	(2,556)	(1,087)
Accumulated other comprehensive loss	(3,996)	(343)
Total shareholders’ equity	262,830	243,910
Total Liabilities and Shareholders’ Equity	$3,221,521	$2,768,773

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2018	2017	2016
Interest and Dividend Income:
Loans including fees	$118,193	$97,005	$81,209
Securities:
Taxable	9,921	8,165	9,134
Tax-exempt	2,739	2,983	3,390
Dividends	1,017	721	582
Total interest and dividend income	131,870	108,874	94,315
Interest Expense:
Deposits	17,228	9,312	8,470
Borrowed funds	5,856	4,021	2,981
Subordinated debentures (includes $164, $288, and $340 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2018, 2017, and 2016, respectively)	3,866	4,032	1,577
Total interest expense	26,950	17,365	13,028
Net Interest Income	104,920	91,509	81,287
Provision for Loan Losses	6,072	6,655	4,149
Net Interest Income After Provision for Loan Losses	98,848	84,854	77,138
Non-Interest Income:
Service charges on deposit accounts	5,759	4,809	4,297
Other service charges and fees	2,833	2,454	2,539
Wealth and asset management fees	4,172	3,724	3,087
Net realized gains on available-for-sale securities (includes $0, $1,543, and $1,005 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2018, 2017, and 2016, respectively)	0	1,543	1,005
Net realized gains on trading securities	151	93	70
Net unrealized gains (losses) on trading securities	(602)	788	433
Mortgage banking	1,019	906	1,095
Bank owned life insurance	1,408	1,659	1,082
Card processing and interchange income	4,261	3,763	3,396
Gain on sale of branch	0	536	0
Other	1,722	1,160	687
Total non-interest income	20,723	21,435	17,691
Non-Interest Expenses:
Salaries	31,323	26,205	23,472
Employee benefits (includes $84, $192, and $184 accumulated other comprehensive income reclassifications for net amortization of actuarial losses in 2018, 2017, and 2016, respectively)	10,533	9,821	8,722
Net occupancy expense	10,281	9,546	8,064
Amortization of core deposit intangible	898	1,229	1,125
Data processing	4,586	3,944	4,447
State and local taxes	3,441	2,815	2,171
Legal, professional and examination fees	1,851	1,819	1,772
Advertising	2,345	2,243	1,799
FDIC insurance	1,396	1,182	1,229
Directors fees and benefits	763	915	1,582
Prepayment penalties — long-term borrowings	0	0	1,506
Core processing conversion costs	0	0	1,693
Merger costs	0	0	486
Card processing and interchange expenses	2,834	2,116	1,889
Other	9,091	8,202	7,161
Total non-interest expenses	79,342	70,037	67,118
Income Before Income Taxes	40,229	36,252	27,711
Income Tax Expense (includes $(52), $372, and $168 income tax expense reclassification items in 2018, 2017, and 2016, respectively)	6,510	12,392	7,171
Net Income	33,719	23,860	20,540
Other Comprehensive Income (Loss):
Net change in unrealized losses on available-for-sale securities, net of reclassification and tax	(4,007)	(1,004)	(2,136)
Change in actuarial gain (loss), for post-employment health care plan, net of amortization and tax	386	825	(64)
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	(32)	194	180
Total other comprehensive (loss) income	(3,653)	15	(2,020)
Comprehensive Income	$30,066	$23,875	$18,520
Earnings Per Share:
Basic	$2.21	$1.57	$1.42
Diluted	2.21	1.57	1.42

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$33,719	$23,860	$20,540
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	6,072	6,655	4,149
Depreciation and amortization of premises and equipment, core deposit intangible, and mortgage servicing rights	4,811	5,242	4,484
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(537)	(1,202)	(1,328)
Deferred taxes	(1,076)	3,385	1,023
Net realized gains on sales of available-for-sale securities	0	(1,543)	(1,005)
Net realized and unrealized losses (gains) on trading securities	451	(881)	(503)
Proceeds from sale of trading securities	455	1,091	540
Purchase of trading securities	(1,542)	(2,502)	(319)
Gain on sale of branch	0	(536)	0
Gain on sale of loans	(624)	(545)	(818)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	47	(107)	134
Proceeds from sale of loans	23,311	24,285	33,045
Origination of loans held for sale	(22,990)	(25,231)	(31,255)
Income on bank owned life insurance, including death benefit of proceeds in excess of cash surrender value	(1,408)	(1,659)	(1,082)
Stock-based compensation expense	1,545	928	820
Contribution of treasury stock	0	0	150
Changes in:
Accrued interest receivable and other assets	(3,079)	(1,175)	(3,906)
Accrued interest payable and other liabilities	4,613	698	2,095
Net Cash Provided By Operating Activities	43,768	30,763	26,764
Cash Flows from Investing Activities:
Proceeds from maturities, prepayments and calls of available-for-sale securities	76,349	92,302	63,837
Proceeds from sales of available-for-sale securities	0	16,340	4,420
Purchase of available-for-sale securities	(189,374)	(23,689)	(21,513)
Loan origination and payments, net	(333,552)	(273,972)	(182,566)
Purchase of bank owned life insurance	0	(10,000)	0
Proceeds from death benefit of BOLI policies	0	897	0
Net cash received from sale of branch	0	1,079	0
Net cash paid for Lake National Bank acquisition	0	0	(2,866)
Purchase of FHLB and other equity interests	(2,991)	(2,331)	(2,628)
Purchase of premises and equipment	(3,068)	(5,215)	(10,125)
Proceeds from the sale of premises and equipment and foreclosed assets	1,048	938	558
Net Cash Used In Investing Activities	(451,588)	(203,651)	(150,883)
Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	412,505	16,096	79,745
Certificates of deposit	30,466	134,197	(10,603)
Deposits held for sale	0	1,079	0
Purchase of treasury stock	(2,454)	(1,877)	(44)
Proceeds from stock offering, net of issuance costs	0	19,294	0
Cash dividends paid	(10,237)	(10,094)	(9,546)
Proceeds from long-term borrowings	50,000	160,000	80,000
Repayments on long-term borrowings	(27,826)	(70,092)	(81,317)
Net change in short-term borrowings	(34,416)	(69,553)	17,806
Proceeds from subordinated debentures	0	0	50,000
Net Cash Provided By Financing Activities	418,038	179,050	126,041
Net Increase in Cash and Cash Equivalents	10,218	6,162	1,922
Cash and Cash Equivalents, Beginning	35,345	29,183	27,261
Cash and Cash Equivalents, Ending	$45,563	$35,345	$29,183
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$26,551	$17,481	$13,284
Income taxes	7,050	7,810	3,966
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$228	$630	$120
Grant of restricted stock awards from treasury stock	996	984	896
Net liabilities assumed from Lake National Bank, excluding cash and cash equivalents	0	0	8,670
Net loans transferred to held for sale	0	0	7,319
Net deposits transferred to held for sale	0	0	6,456

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2016	$77,827	$123,301	$(1,114)	$1,899	$201,913
Net income		20,540			20,540
Other comprehensive loss				(2,020)	(2,020)
Restricted stock award grants (52,750 shares)	(896)		896		0
Stock-based compensation expense	820				820
Purchase of treasury stock (1,298 shares)			(44)		(44)
Reissue of treasury stock (7,933 shares)	(14)		135		121
Cash dividends declared ($0.66 per share)		(9,546)			(9,546)
Balance, December 31, 2016	77,737	134,295	(127)	(121)	211,784
Net income		23,860			23,860
Reclassification of certain tax effects from accumulated other comprehensive income to retained earnings		237		(237)	0
Other comprehensive income				15	15
Forfeiture of restricted stock award grants (2,482 shares)	67		(67)		0
Restricted stock award grants (39,673 shares)	(984)		984		0
Stock-based compensation expense	928				928
Issuance of common stock, net of issuance costs (834,896 shares)	19,294				19,294
Purchase of treasury stock (75,162 shares)			(1,877)		(1,877)
Cash dividends declared ($0.66 per share)		(10,094)			(10,094)
Balance, December 31, 2017	97,042	148,298	(1,087)	(343)	243,910
Net income		33,719			33,719
Other comprehensive loss				(3,653)	(3,653)
Forfeiture of restricted stock award grants (361 shares)	11		(11)		0
Restricted stock award grants (40,108 shares)	(996)		996		0
Stock-based compensation expense	1,545				1,545
Purchase of treasury stock (97,206 shares)			(2,454)		(2,454)
Cash dividends declared ($0.67 per share)		(10,237)			(10,237)
Balance, December 31, 2018	$97,602	$171,780	$(2,556)	$(3,996)	$262,830

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the “Corporation”) is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the “Bank”). In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation (“Holiday”). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania, the central and northeast regions of the state of Ohio and western New York.

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation and the Bank, CNB Securities Corporation, Holiday, CNB Risk Management, Inc. and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Securities

When purchased, securities are classified as held to maturity, trading or available for sale. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities are classified as trading when purchased principally for the purpose of selling them in the near term, or when the fair value option has been elected. Equity securities are classified as trading securities. Trading securities are recorded at fair value with changes in fair value included in earnings in non-interest income. Available for sale securities are those securities not classified as held to maturity or trading and are carried at their fair value. Unrealized gains and losses, net of deferred tax, on securities classified as available for sale are recorded as other comprehensive income. Management has not classified any debt securities as held to maturity.

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

Declines in the fair value of debt securities below their cost that are other-than-temporary and attributable to credit losses are reflected in earnings. Other-than-temporary impairment losses that are not attributable to credit losses are reported as a component of accumulated other comprehensive income. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s intent to sell, or whether it is "more likely than not" that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If the Corporation intends to sell a security or it is "more likely than not" it will be required to sell a security before recovery of its amortized cost basis, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

All interest accrued but not received on loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. For all portfolio segments, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured

Concentration of Credit Risk

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

•
Commercial, industrial, and agricultural – risk characteristics include below average economic and employment conditions in many of the markets served by the Corporation, which has limited consumer spending.

•	Commercial mortgages – the most significant risk characteristic is the subjectivity involved in real estate valuations for properties located in areas with low growth economies.

•	Residential real estate – risk characteristics include slightly higher than historical levels of delinquencies and less than robust housing markets.

•	Consumer – risk characteristics include continuing weakness in industrial employment in many of the markets served by the Corporation and low wage growth.

•	Credit cards – the most significant risk characteristic is the unsecured nature of credit card loans.

•	Overdrafts – risk characteristics include the Corporation’s continued deposit growth and overall economic conditions which may lead to a greater likelihood of overdrawn deposit accounts.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, the Corporation is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.

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

Bank Owned Life Insurance

The Corporation has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Corporation has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet. Other intangible assets consist of core deposit intangible assets arising from the acquisition of FC Banc Corp. in 2013 and Lake National Bank in 2016. The core deposit intangible assets from these acquisitions are amortized using an accelerated method over their estimated useful lives of seven years and four years, respectively.

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

Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $2,345, $2,243 and $1,799, for 2018, 2017, and 2016, respectively.

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

Stock-Based Compensation

The Corporation has a stock incentive plan for key employees and independent directors. The Stock Incentive Plan, which is administered by a committee of the Board of Directors, provides for up to 500,000 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the plan vesting is either one-third or one-fourth of the granted options or restricted stock per year, beginning one year after the grant date, with 100% vesting on the third or fourth anniversary of the grant date, respectively. Prior to 2018, for independent directors, the vesting schedule was one-third of the granted options or restricted stock per year beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by independent directors vests immediately. At December 31, 2018 and 2017, there was no unrecognized compensation cost related to nonvested stock options granted under this plan, and no stock options were granted during the years ended December 31, 2018, 2017, and 2016.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting. In 2018, awards with a maximum of 10,468 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 5,306 shares was granted to a key employee.

During 2018, 2017, and 2016, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 40,108, 39,673 and 52,750 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $1,545, $928 and $820 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2018 and 2017 was $50, which was maintained in vault cash. Note 12 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 22 to the consolidated financial statements for disclosure associated with a loss contingency in connection with a sales tax notice of assessment from the Pennsylvania Department of Revenue.

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

Adoption of New Accounting Standards

On February 14, 2018, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this ASU allow, but do not require, entities to reclassify certain income tax effects in accumulated other comprehensive income ("AOCI") to retained earnings that resulted from the Tax Cuts and Jobs Act (the "Act"). The Corporation adopted this ASU at December 31, 2017, which resulted in a reclassification that decreased beginning accumulated other comprehensive income and increased beginning retained earnings by $237 thousand. There were no other income tax effects related to the Act that were reclassified as a result of the adoption of the accounting standard.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides updated accounting and reporting requirements for both public and non-public entities. The most significant provisions that will impact the Corporation are: 1) equity securities available for sale will be measured at fair value, with the changes in fair value recognized in the income statement; 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments at amortized cost on the balance sheet; 3) utilization of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) require separate presentation of both financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The Corporation's adoption of ASU 2016–01 on January 1, 2018, did not have a material effect on the Corporation's consolidated financial condition or results of operations. In accordance with the standard, the company measured fair value of its loan portfolio at December 31, using an exit price methodology as indicated in Note 20, fair value.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Under ASU 2014-09, as modified by subsequent ASUs, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Corporation applied the five-step method outlined in ASU 2014-09 to all revenue streams scoped-in by ASU 2014-09 and elected the modified retrospective implementation method. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, gains (losses) on sale of other real estate owned not financed by the Corporation, are not within the scope of ASU 2014-09 because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Corporation’s largest sources of noninterest revenue which are subject to the guidance include wealth and asset management fees, service charges on deposit accounts and card processing and interchange income. Adoption of ASU 2014-09 did not change the timing and pattern of the Corporation’s revenue recognition related to scoped-in noninterest income. No cumulative effect adjustment to opening retained earnings was necessary. New disclosures required by the ASU have been included in Note 21.

Effects of Newly Issued But Not Yet Effective Accounting Standards

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income ("OCI") expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The update will be effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted for annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of ASU 2018-14 on the Corporation’s footnote disclosures included in the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact of the adoption of ASU 2018-13 on the Corporation’s footnote disclosures included in the financial statements.
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model. The update will be effective for reporting periods beginning after December 15, 2018, with early adoption permitted. Management recorded a cumulative effect adjustment effective at the beginning of 2019, which will include approximately $12.5 million of right of use assets, approximately $800 thousand in prepaid rent, and $13.3 million of related lease liabilities. The Corporation entered into two new leases with a lease commencement date subsequent to January 1, 2019, which included approximately an additional $5 million of lease assets and $5 million of related lease liabilities. The adoption is not expected to have a material impact to net income.

2.  Business Combination and Branch Sale

On December 30, 2015, the Corporation announced the signing of a definitive merger agreement to acquire Lake National Bank ("LNB") of Mentor, Ohio for $22.50 per share in cash, or approximately $24.75 million in the aggregate. LNB served the northeastern Ohio market with two branches located in Mentor, Ohio. On July 15, 2016, the transaction closed and the Corporation began including LNB’s results of operations in its consolidated results. The two LNB offices now operate as part of the ERIEBANK division of the Bank.

As disclosed in the accompanying consolidated statement of income, the Corporation incurred merger costs of $486 for the twelve months ended December 31, 2016. All merger costs have been expensed as incurred.

On May 19, 2017, the Bank completed its previously announced sale of its Mt. Hope, Ohio branch to First Federal Community Bank. The Bank transferred loans totaling $7,800, fixed assets totaling $100, and deposits totaling $7,400 in conjunction with the sale of the branch and realized a gain of $536 based on the 8% deposit premium paid by First Federal Community Bank.

3.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
	2018	2017	2016
Basic earnings per common share computation
Net income per consolidated statements of income	$33,719	$23,860	$20,540
Net earnings allocated to participating securities	(150)	(135)	(129)
Net earnings allocated to common stock	$33,569	$23,725	$20,411
Distributed earnings allocated to common stock	$10,186	$10,030	$9,480
Undistributed earnings allocated to common stock	23,383	13,695	10,931
Net earnings allocated to common stock	$33,569	$23,725	$20,411
Weighted average common shares outstanding, including shares considered participating securities	15,274	15,212	14,457
Less: Average participating securities	(64)	(80)	(82)
Weighted average shares	15,210	15,132	14,375
Basic earnings per common share	$2.21	$1.57	$1.42
Diluted earnings per common share computation
Net earnings allocated to common stock	$33,569	$23,725	$20,411
Weighted average common shares outstanding for basic earnings per common share	15,210	15,132	14,375
Add: Dilutive effects of assumed exercises of stock options	0	0	0
Weighted average shares and dilutive potential common shares	15,210	15,132	14,375
Diluted earnings per common share	$2.21	$1.57	$1.42

4.  Securities

Securities available-for-sale at December 31, 2018 and 2017 are as follows:

	December 31, 2018				December 31, 2017
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$134,010	$254	$(1,570)	$132,694	$108,578	$478	$(908)	$108,148
State & political subdivisions	134,662	1,942	(573)	136,031	134,428	3,609	(314)	137,723
Residential & multi-family mortgage	209,126	500	(3,573)	206,053	111,214	304	(1,882)	109,636
Corporate notes & bonds	12,356	22	(601)	11,777	17,610	52	(462)	17,200
Pooled SBA	30,163	135	(924)	29,374	36,260	355	(575)	36,040
Other	1,020	0	(86)	934	1,020	0	(58)	962
Total	$521,337	$2,853	$(7,327)	$516,863	$409,110	$4,798	$(4,199)	$409,709

At December 31, 2018 and 2017, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2018 and 2017 are as follows:

	2018	2017
Corporate equity securities	$5,828	$5,125
Mutual Funds	1,058	1,499
Certificates of deposit	268	220
Corporate notes and bonds	581	254
U.S. Government sponsored entities	51	52
Total	$7,786	$7,150

Securities with unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2018	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$14,786	$(41)	$70,676	$(1,529)	$85,462	$(1,570)
State & political subdivisions	13,834	(62)	21,080	(511)	34,914	(573)
Residential & multi-family mortgage	69,015	(656)	87,286	(2,917)	156,301	(3,573)
Corporate notes & bonds	0	0	9,759	(601)	9,759	(601)
Pooled SBA	760	(7)	20,795	(917)	21,555	(924)
Other	0	0	934	(86)	934	(86)
	$98,395	$(766)	$210,530	$(6,561)	$308,925	$(7,327)

December 31, 2017	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	55,696	(540)	34,754	(368)	90,450	(908)
State & political subdivisions	15,890	(69)	4,104	(245)	19,994	(314)
Residential and multi-family mortgage	30,144	(153)	63,699	(1,729)	93,843	(1,882)
Corporate notes & bonds	5,005	(9)	9,042	(453)	14,047	(462)
Pooled SBA	0	0	22,270	(575)	22,270	(575)
Other	0	0	962	(58)	962	(58)
	106,735	(771)	134,831	(3,428)	241,566	(4,199)
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

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$0	$2,071	$4,054
Credit losses previously recognized on securities sold during the period	0	(2,071)	(1,983)
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$0	$2,071

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

As of December 31, 2018 and 2017, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

The Corporation does not intend to sell and it is not "more likely than not" that it will be required to sell the securities in an unrealized loss position before recovery of its amortized cost basis.

On December 31, 2018 and 2017, securities carried at $290,717 and $319,575, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding other securities, at December 31, 2018:

	December 31, 2018
	Amortized Cost	Fair Value
1 year or less	$58,509	$58,003
1 year – 5 years	146,605	146,111
5 years – 10 years	70,984	71,451
After 10 years	4,930	4,937
	281,028	280,502
Residential and multi-family mortgage	209,126	206,053
Pooled SBA	30,163	29,374
Other	1,020	934
Total debt securities	$521,337	$516,863

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2018	$0	$0	$0
2017	16,340	1,614	71
2016	4,420	1,005	0

The tax provision related to these net realized gains at December 31, 2018, 2017 and 2016 was $0, $540, and $352, respectively.

During 2018, 2017, and 2016, the Corporation sold trading securities. Proceeds were $455 in 2018, $1,091 in 2017 and $540 in 2016, resulting in net realized gains of $151 in 2018, $93 in 2017, and $70 in 2016.

5.  Loans

Total net loans at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Commercial, industrial, and agricultural	$916,297	$704,606
Commercial mortgages	697,776	644,597
Residential real estate	771,309	713,347
Consumer	86,035	80,193
Credit cards	7,623	6,753
Overdrafts	308	352
Less: unearned discount	(4,791)	(3,889)
allowance for loan losses	(19,704)	(19,693)
Loans, net	$2,454,853	$2,126,266

At December 31, 2018 and 2017 net unamortized fees of $3,175 and $3,157, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 37% and 33% of the Corporation’s total loan portfolio at December 31, 2018 and 2017, respectively. Commercial mortgage loans comprised 28% and 30% of the Corporation’s total loan portfolio at December 31, 2018 and 2017, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 31% and 33% of the Corporation’s total loan portfolio at December 31, 2018 and 2017, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 4% of the total loan portfolio at both December 31, 2018 and 2017. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the year ended December 31, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(253)	(3,337)	(315)	(2,279)	(90)	(319)	(6,593)
Recoveries	171	30	67	141	33	90	532
Provision for loan losses	1,263	1,790	371	2,336	40	272	6,072
Allowance for loan losses, December 31, 2018	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704

Transactions in the allowance for loan losses for the year ended December 31, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(544)	(116)	(466)	(2,555)	(144)	(252)	(4,077)
Recoveries	235	197	78	161	27	87	785
Provision for loan losses	1,041	2,173	768	2,358	144	171	6,655
Allowance for loan losses, December 31, 2017	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

Transactions in the allowance for loan losses for the year ended December 31, 2016 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2016	$6,035	$5,605	$2,475	$2,371	$90	$161	$16,737
Charge-offs	(601)	(201)	(499)	(3,324)	(96)	(240)	(4,961)
Recoveries	89	8	93	122	22	71	405
Provision for loan losses	(95)	1,341	(416)	3,046	77	196	4,149
Allowance for loan losses, December 31, 2016	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2018 and 2017. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2018	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$54	$4	$100	$0	$0	$10	$168
Collectively evaluated for impairment	7,183	3,036	2,056	2,377	103	227	14,982
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	104	4,450	0	0	0	0	4,554
Total ending allowance balance	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Loans:
Individually evaluated for impairment	$1,334	$1,446	$502	$0	$0	$10	$3,292
Collectively evaluated for impairment	910,386	685,714	770,807	86,035	7,623	298	2,460,863
Acquired with deteriorated credit quality	0	567	0	0	0	0	567
Modified in a troubled debt restructuring	4,577	10,049	0	0	0	0	14,626
Total ending loans balance	$916,297	$697,776	$771,309	$86,035	$7,623	$308	$2,479,348

December 31, 2017	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$0	$0	$0	$0	$0	$47
Collectively evaluated for impairment	5,868	3,563	2,033	2,179	120	194	13,957
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	245	5,444	0	0	0	0	5,689
Total ending allowance balance	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Loans:
Individually evaluated for impairment	$1,187	$51	$0	$0	$0	$0	$1,238
Collectively evaluated for impairment	698,206	631,377	713,347	80,193	6,753	352	2,130,228
Acquired with deteriorated credit quality	0	1,079	0	0	0	0	1,079
Modified in a troubled debt restructuring	5,213	12,090	0	0	0	0	17,303
Total ending loans balance	$704,606	$644,597	$713,347	$80,193	$6,753	$352	$2,149,848

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,053	$3,037	$158
Commercial mortgage	10,799	6,709	4,454
Residential real estate	502	502	100
Overdrafts	10	10	10
With no related allowance recorded:
Commercial, industrial, and agricultural	3,684	2,874	0
Commercial mortgage	5,659	4,786	0
Residential real estate	0	0	0
Overdrafts	0	0	0
Total	$23,707	$17,918	$4,722

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$1,915	$1,915	$292
Commercial mortgage	9,940	9,731	5,444
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	5,264	4,485	0
Commercial mortgage	3,211	2,410	0
Residential real estate	0	0	0
Total	$20,330	$18,541	$5,736

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,745	$254	$249
Commercial mortgage	8,456	338	326
Residential real estate	304	20	19
Overdrafts	2	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,642	157	148
Commercial mortgage	4,566	146	144
Residential real estate	0	0	0
Overdrafts	0	0	0
Total	$20,715	$915	$886

	Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,513	$97	$97
Commercial mortgage	11,944	327	327
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,438	114	114
Commercial mortgage	2,474	122	122
Residential real estate	0	0	0
Total	$18,369	$660	$660

	Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,616	$2	$2
Commercial mortgage	8,138	0	0
Residential real estate	50	6	6
With no related allowance recorded:
Commercial, industrial, and agricultural	2,290	0	0
Commercial mortgage	2,773	0	0
Residential real estate	0	0	0
Total	$15,867	$8	$8

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$2,839	$489	$1,869	144
Commercial mortgages	7,694	53	11,065	0
Residential real estate	6,023	299	5,470	429
Consumer	683	44	828	37
Credit cards	0	5	0	54
Total	$17,239	$890	$19,232	$664

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans.

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,379	$16	$2,341	$4,736	$911,561	$916,297
Commercial mortgages	858	3,058	297	4,213	693,563	697,776
Residential real estate	4,064	1,319	4,494	9,877	761,432	771,309
Consumer	474	283	367	1,124	84,911	86,035
Credit cards	59	15	5	79	7,544	7,623
Overdrafts	0	0	0	0	308	308
Total	$7,834	$4,691	$7,504	$20,029	$2,459,319	$2,479,348

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,745	$646	$748	$4,139	$700,467	$704,606
Commercial mortgages	233	0	292	525	644,072	644,597
Residential real estate	2,290	1,494	4,655	8,439	704,908	713,347
Consumer	454	307	812	1,573	78,620	80,193
Credit cards	29	2	54	85	6,668	6,753
Overdrafts	0	0	0	0	352	352
Total	$5,751	$2,449	$6,561	$14,761	$2,135,087	$2,149,848

Troubled Debt Restructurings

During the years ended December 31, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2018 and December 31, 2017.

	December 31, 2018			December 31, 2017
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$4,577	$104	11	$5,213	$245
Commercial mortgages	15	10,049	4,450	9	12,090	5,444
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	25	$14,626	$4,554	20	$17,303	$5,689

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	5	1,570	1,570
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	5	$1,570	$1,570

	Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	4	$2,750	$2,750
Commercial mortgages	2	6,421	6,421
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	6	$9,171	$9,171

	Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	1	$109	$109
Commercial mortgages	0	0	0
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	1	$109	$109

The troubled debt restructurings described above increased the allowance for loan losses by $351, $4,024 and $0 during the years ended December 31, 2018, 2017, and 2016, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-18 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2018 and 2017 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2018 five impaired commercial real estate loans totaling $1,677 were modified in troubled debt restructurings. The Corporation recorded an additional provision for loan losses of $351 and there were no chargeoffs for these loans during the year ended December 31, 2018. During the year ended December 31, 2018, one impaired commercial real estate loan that was modified in a troubled debt restructuring in 2017 began not to perform in accordance with its modified terms.  As a result, an additional provision for loan losses of $1,847 was recorded, and the Corporation recorded a partial chargeoff of the loan of $3,336 during the year ended December 31, 2018.

During the year ended December 31, 2017 four impaired commercial industrial loan having a balance of $2,750 was modified in troubled debt restructurings. The Corporation did not record any additional provision for loan losses and there were no chargeoffs or defaults for these loans during the year ended December 31, 2017.

During the year ended December 31, 2017 two impaired commercial real estate loans totaling $6,421 were modified in troubled debt restructurings. The Corporation recorded an additional provision for loan losses of $3,895 and there were no chargeoffs or defaults for these loans during the year ended December 31, 2017.

During the year ended December 31, 2016 one impaired commercial industrial loan having a balance of $109 was modified in troubled debt restructurings. The Corporation did not record any additional provision for loan losses and there was no chargeoff or default for this loan during the year ended December 31, 2016.

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

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$889,547	$10,519	$16,231	$0	$916,297
Commercial mortgages	683,413	3,241	11,122	0	697,776
Total	$1,572,960	$13,760	$27,353	$0	$1,614,073

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$668,570	$16,726	$19,310	$0	$704,606
Commercial mortgages	626,163	4,419	14,015	0	644,597
Total	$1,294,733	$21,145	$33,325	$0	$1,349,203

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the performance status of the loan, which was previously presented, and by payment activity. Nonperforming loans include loans on nonaccrual status and loans past due over 90 days and still accruing interest. The following table presents the recorded investment in residential, consumer, and credit card loans based on performance status as of December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$764,987	$85,308	$7,618	$707,448	$79,328	$6,699
Nonperforming	6,322	727	5	5,899	865	54
Total	$771,309	$86,035	$7,623	$713,347	$80,193	$6,753

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2018 and 2017:

	2018	2017
Consumer	$26,568	$23,428
Less: unearned discount	(4,791)	(3,889)
Total	$21,777	$19,539

6.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Loans originated for resale	$22,990	$25,231	$31,255
Proceeds from sales of loans held for sale	23,311	24,285	33,045
Net gains on sales of loans held for sale	624	545	818
Loan servicing fees	600	563	421

Total loans serviced for others were $166,332 and $159,208 December 31, 2018 and 2017, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Balance, beginning of year	$1,387	$1,391	$962
Additions	315	198	200
Servicing rights acquired	0	0	367
Amortization	(207)	(202)	(138)
Balance, end of year	$1,495	$1,387	$1,391

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2018 and 2017, respectively. No valuation allowance was deemed necessary at December 31, 2018, 2017, and 2016. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2018 or 2017.

7.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2018 and 2017:

	2018	2017
Land	$8,301	$8,147
Premises and leasehold improvements	52,810	53,903
Furniture and equipment	27,548	31,238
Construction in process	1,283	71
	89,942	93,359
Less: accumulated depreciation	40,022	42,644
Premises and equipment, net	$49,920	$50,715

Depreciation on premises and equipment amounted to $3,706 in 2018, $3,811 in 2017 and $3,215 in 2016.

The Corporation is committed under twenty-eight non-cancelable operating leases for facilities and six non-cancelable operating leases for vehicles and equipment with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 2018 are as follows:

2019	$1,514
2020	1,513
2021	1,528
2022	1,567
2023	1,502
Thereafter	18,538
$26,162

Rental expense, net of rental income, charged to occupancy expense for 2018, 2017, and 2016 was $932, $870 and $773, respectively.

In December 2009, the Corporation entered into a sale-leaseback transaction for real estate used in the operations of one of its branch office locations. The lease term is seventeen years, with two automatic renewal terms of five years each. The Corporation sold the property for $1,200 but financed the entire sales amount. Because the buyer/lessor did not make an initial investment on the purchase of the real estate that is adequate to transfer the risks and rewards of ownership, the Corporation deferred the entire gain of $489 associated with this transaction, which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet. The gain is being recognized over the term of the loan under the installment method, and the gain recognized was included in other income in the accompanying consolidated statements of income and comprehensive income and totaled $26, $25 and $25 in 2018, 2017, and 2016, respectively.

The minimum annual rental commitments under this sale-leaseback transaction at December 31, 2018 are as follows:

2019	$105
2020	105
2021	105
2022	105
2023	105
Thereafter	315
$840

8.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Balance, beginning of year	$710	$1,015	$654
Acquired from Lake National Bank	0	0	665
Additions	228	630	120
Sales (at carrying value)	(520)	(935)	(424)
Balance, end of year	$418	$710	$1,015

Expenses related to foreclosed real estate include:

	2018	2017	2016
Net gain on sale	$(310)	$(208)	$(134)
Operating expenses, net of rental income	283	366	223
	$(27)	$158	$89

9.  Goodwill and Intangible Assets

Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Balance, beginning of year	$38,730	$38,730
Acquired during the year	0	0
Balance, end of year	$38,730	$38,730

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2018 and 2017 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2018, 2017, and 2016, the Corporation recorded amortization expense of $489, $662 and $835, respectively. The net carrying values at December 31, 2018 and December 31, 2017 were $410 and $899, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1,583. During the year ended December 31, 2018, 2017, and 2016, the Corporation recorded amortization expense of $409, $567, and $290, respectively. The net carrying values at December 31, 2018 and 2017 were $317 and $726, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank.

The estimated remaining amortization expense of core deposit intangible assets is as follows:

2019	$567
2020	160

10.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2018:

Time deposits maturing:
2019	$155,670
2020	100,360
2021	62,480
2022	62,204
2023	6,814
Thereafter	7,909
$395,437

Certificates of deposit of $250 or more totaled $105,626 and $108,992 at December 31, 2018 and 2017, respectively. The Corporation had $3,219 and $3,535 in reciprocal brokered deposits at December 31, 2018 and 2017.

11.  Borrowings

At December 31, 2018 and 2017, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2018 and 2017.

FHLB Borrowings

At December 31, 2018, the Bank had remaining borrowing capacity with the FHLB of $317,570. At December 31, 2018, borrowings with the FHLB are secured by a pledge of certain loans with a balance of $769,316. At December 31, 2018 and 2017, advances from the FHLB are as follows:

	2018	2017
Maturities range from 6/28/2019 through 2/11/2033; rates fixed at a range of 1.17% to 5.24%; weighted average rate is 2.06% as of December 31, 2018. Maturities range from 9/6/2018 through 2/11/2033; rates fixed at a range of 1.05% to 5.24%; weighted average rate is 1.81% as of December 31, 2017.	$245,117	$222,943
Open Repo borrowing at an interest rate of 1.54% at December 31, 2017. The maximum amount of the Open Repo borrowing available is $150,000.	0	34,416
Total	$245,117	$257,359

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2018 and 2017, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 4.36% at December 31, 2018 and 3.24% at December 31, 2017. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2018:

2019	$47,562
2020	37,505
2021	33,740
2022	72,931
2023	51,244
Thereafter	72,755
Total borrowed funds	$315,737

12.  Interest Rate Swaps

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At December 31, 2018, the variable rate on the subordinated debt was 4.36% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

On May 3, 2011, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2013 and expired September 2018, in order to hedge cash flows associated with $10 million of a subordinated note discussed above. The Corporation’s objective in using this derivative was to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involved the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount.

As of December 31, 2018 and 2017, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2018	2017
Interest rate contract	Accrued interest payable and other liabilities	$(201)	$(161)
For the Year Ended December 31, 2018	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$(32)	Interest expense – subordinated debentures		$(164)	Other income	$0
For the Year Ended December 31, 2017
Interest rate contract	$194	Interest expense – subordinated debentures		$(288)	Other income	$0
For the Year Ended December 31, 2016
Interest rate contract	$180	Interest expense – subordinated debentures		$(340)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $17.

As of December 31, 2018 and 2017, a cash collateral balance of $200 and $1,400, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2018 and 2017:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2018
3rd Party interest rate swaps	$23,152	7.2	3.85%	1 month LIBOR + 2.24%	485 (a)
Customer interest rate swaps	(23,152)	7.2	3.85%	1 month LIBOR + 2.24%	(485) (b)
December 31, 2017
3rd Party interest rate swaps	$11,848	8.0	4.51%	1 month LIBOR + 2.37%	149 (a)
Customer interest rate swaps	(11,848)	8.0	4.51%	1 month LIBOR + 2.37%	(149) (b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

13.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Current – federal	$7,520	$8,978	$6,181
Current – state	66	29	(33)
Deferred – federal	(1,076)	376	1,023
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	0	3,009	0
Income tax expense	$6,510	$12,392	$7,171

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2018	%	2017	%	2016	%
Tax at statutory rate	$8,448	21.0	$12,688	35.0	$9,699	35.0
Tax exempt income, net	(1,403)	(3.5)	(1,899)	(5.2)	(2,054)	(7.4)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	0	0.0	3,009	8.3	0	0.0
Bank owned life insurance	(296)	(0.7)	(581)	(1.6)	(379)	(1.3)
Merger costs	0	0.0	0	0.0	170	0.6
Other	(239)	(0.6)	(825)	(2.3)	(265)	(1.0)
Income tax expense	$6,510	16.2	$12,392	34.2	$7,171	25.9

Income tax expense for the year ended December 31, 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017. Accordingly, the Corporation recognized additional tax expense totaling $3,009 in 2017, as detailed in the table above.

The following table sets forth deferred taxes as of December 31, 2018 and 2017. As a result of the Tax Cuts and Jobs Act (discussed below), deferred taxes as of December 31, 2018 and 2017 are based on the enacted U.S. statutory federal income tax rate of 21%.

	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,088	$2,840
Fair value adjustments – business combination	966	1,135
Deferred compensation	2,056	1,903
Net operating loss carryover	0	71
Post-retirement benefits	836	892
Unrealized loss on interest rate swap	42	34
Nonaccrual loan interest	589	390
Accrued expenses	1,254	699
Deferred fees and costs	588	598
Unrealized loss on securities available for sale	940	0
Other	366	344
	10,725	8,906
Deferred tax liabilities:
Unrealized gain on securities available for sale	0	126
Premises and equipment	1,459	1,413
Unrealized gain on trading securities	63	156
Intangibles – section 197	2,414	2,593
Mortgage servicing rights	314	291
Other	178	78
	4,428	4,657
Net deferred tax asset	$6,297	$4,249

At December 31, 2018 and 2017, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2018 and 2017, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2018, 2017, and 2016.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as various filing various state returns. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2015. Tax years 2015 through 2018 are open to examination.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Corporation.

14.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $810, $802 and $652 in 2018, 2017, and 2016, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6.0% of total compensation plus 5.7% of the compensation in excess of $128. The Corporation recognized profit sharing expense of $1,530, $1,755 and $1,276 in 2018, 2017, and 2016 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2018 and 2017, obligations of $5,867 and $5,349, respectively, were included in other liabilities for this plan. Expenses related to this plan were $776 in 2018, $648 in 2017 and $550 in 2016.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2018 and 2017, obligations of $1,330 and $1,264, respectively, were included in other liabilities for this plan. Expenses related to this plan were $66 in 2018, $89 in 2017 and $33 in 2016.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Benefit obligation at beginning of year	$2,740	$3,409	$3,066
Interest cost	83	114	108
Service cost	87	103	103
Actual claims	(79)	(78)	(151)
Actuarial (gain) loss	(404)	(808)	283
Benefit obligation at end of year	$2,427	$2,740	$3,409

Amounts recognized in accumulated other comprehensive income at December 31, 2018 and 2017 consist of:

	2018	2017
Net actuarial loss	$(383)	$(871)
Tax effect	79	183
	$(304)	$(688)

The accumulated benefit obligation was $2,427 and $2,740 at December 31, 2018 and 2017, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2018	2017	2016
Service cost	$87	$103	$103
Interest cost	83	114	108
Net amortization of transition obligation and actuarial loss	84	192	184
Net periodic benefit cost	254	409	395
Net (gain) loss	(404)	(808)	282
Amortization of loss	(84)	(192)	(184)
Total recognized in other comprehensive income	(488)	(1,000)	98
Total recognized in net periodic benefit cost and other comprehensive income	$(234)	$(591)	$493

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $23.

The weighted average discount rate used to calculate net periodic benefit cost was 3.13% in 2018, 3.49% in 2017, and 3.67% in 2016. The weighted average rate used to calculate accrued benefit obligations was 3.78% in 2018, 3.13% in 2017, and 3.49% in 2016. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2019 and thereafter. A one percent increase in the health care trend rates would result in an increase of $182 in the benefit obligation as of December 31, 2018, and would increase the service and interest costs by $14 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $165 and $13 in the benefit obligation and services and interest costs, respectively, at December 31, 2018.

15.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2018	2017	2016
Balance, beginning of year	$2,503	$2,080	$1,226
Deferrals, dividends, and changes in fair value recorded as an expense	64	444	936
Deferred compensation payments	(159)	(21)	(82)
Balance, end of year	$2,408	$2,503	$2,080

16. Stock-Based Compensation

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Nonvested at January 1, 2018	94,472	$20.79
Granted	24,508	26.92
Forfeited	(361)	26.19
Vested	(42,730)	19.87
Nonvested at December 31, 2018	75,889	$23.20

The above table excludes 15,600 shares in restricted stock awards that were granted at a weighted average fair value of $27.16 and immediately vested. As of December 31, 2018 and 2017, there was $775 and $1,243, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2018, 2017, and 2016 was $1,535, $1,035 and $624, respectively. Compensation expense for restricted stock awards was $1,545 in 2018, $928 in 2017 and $820 in 2016.

The number of authorized stock-based awards still available for grant as of December 31, 2018 was 159,224.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting. In 2018, awards with a maximum of 10,468 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 5,306 shares was granted to a key employee.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans and credit cards, with its officers, directors, and their affiliated companies. The aggregate of such loans and credit cards totaled $8,596 on December 31, 2018 compared to $5,331 on December 31, 2017. During 2018, $18,020 in new loans were made, $26 were added for the net change in outstanding credit card balances, and repayments totaled $14,781.

Deposits from principal officers, directors, and their affiliates were $9,619 and $11,982 at December 31, 2018 and 2017, respectively.

18.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Under the Basel III rules, the Corporation and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 was 1.875% and for 2017 was 1.25%. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities are excluded from computing regulatory capital. Management believes as of December 31, 2018 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2018 and 2017. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital to Risk Weighted Assets
Consolidated	$319,340	13.21%	$238,719	9.875%	N/A
Bank	$302,627	12.59%	$237,325	9.875%	$240,329	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$249,636	10.33%	$190,371	7.875%	N/A
Bank	$284,722	11.85%	$189,259	7.875%	$192,263	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$229,636	9.50%	$154,110	6.375%	N/A
Bank	$277,343	11.54%	$153,210	6.375%	$156,214	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$249,636	7.87%	$126,882	4.00%	N/A
Bank	$284,722	9.12%	$124,903	4.00%	$156,128	5.00%
December 31, 2017
Total Capital to Risk Weighted Assets
Consolidated	$297,708	14.32%	$192,341	9.25%	N/A
Bank	$279,704	13.58%	$190,513	9.25%	$205,960	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$228,015	10.97%	$150,754	7.25%	N/A
Bank	$261,643	12.70%	$149,321	7.25%	$164,768	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$208,015	10.00%	$119,563	5.75%	N/A
Bank	$254,264	12.35%	$118,427	5.75%	$133,874	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$228,015	8.45%	$107,969	4.00%	N/A
Bank	$261,643	9.80%	$106,798	4.00%	$133,498	5.00%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2019, $41,463 of accumulated net earnings of the Bank included in consolidated stockholders’ equity, plus any 2019 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31, 2018 and 2017:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$46,265	$191,803	$46,701	$196,449
Unused lines of credit	14,390	429,456	14,565	373,618
Standby letters of credit	14,831	1,479	13,706	1,524

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2018 have interest rates ranging from 2.45% to 18.00% and maturities ranging from one year to 35 years. The fixed rate loan commitments at December 31, 2017 have interest rates ranging from 1.00% to 18.00% and maturities ranging from eight months to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of December 31, 2018 and 2017, unfunded capital commitments totaled $3,905 and $3,500, respectively for the small business investment corporations and $1,434 and $2,468 for the low income housing partnerships, respectively.  At December 31, 2018 and 2017, capital contributions to the small business investment corporations were $6,595 and $4,500, respectively and capital contributions to the low income housing partnerships were $4,566 and $3,532, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$132,694	$0	$132,694	$0
States and political subdivisions	136,031	0	136,031	0
Residential and multi-family mortgage	206,053	0	206,053	0
Corporate notes and bonds	11,777	0	11,777	0
Pooled SBA	29,374	0	29,374	0
Other	934	934	0	0
Total Securities Available For Sale	$516,863	$934	$515,929	$0
Interest rate swaps	$485	$0	$485	$0
Trading Securities:
Corporate equity securities	$5,828	$5,828	$0	$0
Mutual funds	1,058	1,058	0	0
Certificates of deposit	268	268	0	0
Corporate notes and bonds	581	581	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$7,786	$7,735	$51	$0
Liabilities
Interest rate swaps	$(686)	$0	$(686)	$0

		Fair Value Measurements at December 31, 2017 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$108,148	$0	$108,148	$0
States and political subdivisions	137,723	0	137,723	0
Residential and multi-family mortgage	109,636	0	109,636	0
Corporate notes and bonds	17,200	0	17,200	0
Pooled SBA	36,040	0	36,040	0
Other	962	962	0	0
Total Securities Available For Sale	$409,709	$962	$408,747	$0
Interest rate swaps	$149	$0	$149	$0
Trading Securities:
Corporate equity securities	$5,125	$5,125	$0	$0
Mutual funds	1,499	1,499	0	0
Certificates of deposit	220	220	0	0
Corporate notes and bonds	254	254	0	0
U.S. Government sponsored entities	52	0	52	0
Total Trading Securities	$7,150	$7,098	$52	$0
Liabilities
Interest rate swaps	$(310)	$0	$(310)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

Pooled trust preferred
Balance, January 1, 2017	$2,049
Total gains or (losses):
Included in other comprehensive income (loss)	134
Sale of available-for-sale securities	(2,183)
Balance, December 31, 2017	$0

There were no Level 3 financial instruments carried at fair value on a recurring basis at December 31, 2018.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$783	0	0	$783
Commercial mortgages	$224	0	0	$224

		Fair Value Measurements at December 31, 2017 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial mortgages	$11	0	0	$11

Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $2,124, with a valuation allowance of $1,117 as of December 31, 2018, resulting in an additional provision for loan losses of $483 for the year then ended. Impaired loans measured for impairment using the fair value of collateral for collateral dependent loans had a recorded investment of $646, with a valuation allowance of $635 as of December 31, 2017, resulting in an additional benefit for loan losses of $(418) for the year then ended.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$783	Valuation of third party appraisal on underlying collateral	Loss severity rates	55%-60% (57%)
Impaired loans – commercial mortgages	$224	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-39% (37%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial mortgages	$11	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% (10%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2018:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$45,563	$45,563	$0	$0	$45,563
Securities available for sale	516,863	934	515,929	0	516,863
Trading securities	7,786	7,735	51	0	7,786
Loans held for sale	367	0	368	0	368
Net loans	2,454,853	0	0	2,433,417	2,433,417
FHLB and other equity interests	24,508	n/a	n/a	n/a	n/a
Interest rate swaps	485	0	485	0	485
Accrued interest receivable	10,843	6	3,368	7,469	10,843
LIABILITIES
Deposits	$(2,610,786)	$(2,215,349)	$(397,370)	$0	$(2,612,719)
FHLB and other borrowings	(245,117)	0	(242,592)	0	(242,592)
Subordinated debentures	(70,620)	0	(65,794)	0	(65,794)
Interest rate swaps	(686)	0	(686)	0	(686)
Accrued interest payable	(863)	0	(863)	0	(863)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2017:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$35,345	$35,345	$0	$0	$35,345
Securities available for sale	409,709	962	408,747	0	409,709
Trading securities	7,150	7,098	52	0	7,150
Loans held for sale	852	0	853	0	853
Net loans	2,126,266	0	0	2,126,824	2,126,824
FHLB and other equity interests	21,517	n/a	n/a	n/a	n/a
Interest rate swaps	149	0	149	0	149
Accrued interest receivable	9,254	6	2,651	6,597	9,254
LIABILITIES
Deposits	$(2,167,815)	$(1,802,844)	$(362,756)	$0	$(2,165,600)
FHLB and other borrowings	(257,359)	0	(257,361)	0	(257,361)
Subordinated debentures	(70,620)	0	(63,575)	0	(63,575)
Interest rate swaps	(310)	0	(310)	0	(310)
Accrued interest payable	(554)	0	(554)	0	(554)

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

While estimates of fair value are based on management’s judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates. The fair value of other equity interests is based on the net asset values provided by the underlying investment partnership. ASU 2015-7 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures.In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures.

Also, non-financial assets such as, among other things, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet, may have value but are not included in the fair value disclosures.

21.   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the years ended December 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	December 31, 2018	December 31, 2017 (2)
Non-interest Income
Service charges on deposit accounts	$5,759	$4,809
Wealth and asset management fees	4,172	3,724
Mortgage banking (1)	1,019	906
Card processing and interchange income	4,261	3,763
Net realized gains on available-for-sale securities (1)	0	1,543
Other income	5,512	6,690
Total non-interest income	$20,723	$21,435

(1)	Not within scope of ASU 2014-9

(2)	The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, gains (losses) on sale of other real estate owned not financed by the Corporation, is not within the scope of ASU 2014-9. As a result, no changes were made during the period related to these sources of revenue, which comprised 90.7% of the total revenue of the Corporation for the year ended December 31, 2018.
The types of non-interest income within the scope of the standard that are material to the consolidated financial statements are services charges on deposit accounts, wealth and asset management fee income, card processing and interchange income, and other income.
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
Other income: The Corporation's other income includes sources such as bank owned life insurance, certain service fees, gains (losses) on sales of fixed assets, and gains (losses) on sale of other real estate owned. The service fees are recognized in the same manner as the service charges mentioned above. While gains on the sale of other real estate owned are generally within the scope of ASU 2014-9, the Corporation does not finance the sale of transactions and as such there is no change in revenue recognition.

22.   Contingency

On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of $1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability is $96, which has been accrued and reported in state and local tax expense in the accompanying consolidated statement of income for the year ended December 31, 2018. The remaining balance that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The Corporation appealed the notice of assessment to the Pennsylvania Board of Appeals and is awaiting a decision. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

23.   Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2018	2017
Assets
Cash	$355	$1,556
Trading securities	623	580
Investment in bank subsidiary	310,574	290,156
Investment in non-bank subsidiaries	20,686	21,781
Deferreds and current receivable	1,459	2,055
Other assets	1,749	2,059
Total assets	$335,446	$318,187
Liabilities
Borrowings from subsidiary	$200	$1,400
Subordinated debentures	70,620	70,620
Other liabilities	1,796	2,257
Total liabilities	72,616	74,277
Stockholders' equity	262,830	243,910
Total liabilities and stockholders' equity	$335,446	$318,187

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2018	2017	2016
Dividends from:
Bank subsidiary	$12,029	$8,840	$8,700
Non-bank subsidiaries	3,000	2,250	1,200
Other	212	220	230
Total income	15,241	11,310	10,130
Expenses	(5,184)	(4,957)	(2,611)
Income before income taxes and equity in undistributed net income of subsidiaries:	10,057	6,353	7,519
Income tax benefit	1,116	1,614	813
Equity in undistributed net income of bank subsidiary	24,031	17,430	13,184
Distributions in excess of net income of non-bank subsidiaries	(1,485)	(1,537)	(976)
Net income	$33,719	$23,860	$20,540

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2018	2017	2016
Net income
Adjustments to reconcile net income to net cash provided by	$33,719	$23,860	$20,540
operating activities:
Equity in undistributed net income of bank subsidiary	(24,031)	(17,430)	(13,184)
Distributions in excess of net income of non–bank subsidiaries	1,485	1,537	976
Net unrealized gains on trading securities	0	(12)	(58)
Decrease (increase) in other assets	872	(549)	(1,277)
Increase in other liabilities	1,045	791	1,645
Net cash provided by operating activities	13,090	8,197	8,642
Cash flows from investing activities
Investment in non-bank subsidiaries	(400)	0	0
Investment in bank subsidiaries	0	(15,400)	(49,223)
Net cash used in investing activities	(400)	(15,400)	(49,223)
Cash flows from financing activities:
Dividends paid	(10,237)	(10,094)	(9,546)
Proceeds from issuance of long term debt	0	0	50,000
Purchase of treasury stock	(2,454)	(1,877)	(44)
Net proceeds from issuance of common stock	0	19,294	0
Net advance (to) from subsidiary	(1,200)	0	50
Net cash provided by (used in) financing activities	(13,891)	7,323	40,460
Net increase (decrease) in cash	(1,201)	120	(121)
Cash beginning of year	1,556	1,436	1,557
Cash end of year	$355	$1,556	$1,436

24.   Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Unrealized holding losses on available for sale securities	$(5,073)	$(136)	$(1,838)
Less reclassification adjustment for gains recognized in earnings	0	(160)	(83)
Net unrealized losses	(5,073)	(296)	(1,921)
Tax effect	1,066	104	672
Net-of-tax amount	(4,007)	(192)	(1,249)
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	0	134	(442)
Less reclassification adjustment for gains recognized in earnings	0	(1,383)	(922)
Net unrealized gains	0	(1,249)	(1,364)
Tax effect	0	437	477
Net-of-tax amount	0	(812)	(887)
Actuarial gain (loss) on postemployment health care plan	404	808	(282)
Net amortization of transition obligation and actuarial gain	84	192	184
Net unrealized gain (loss) on postemployment health care plan	488	1,000	(98)
Tax effect	(102)	(175)	34
Net-of-tax amount	386	825	(64)
Unrealized gain (loss) on interest rate swap	(204)	10	(63)
Less reclassification adjustment for losses recognized in earnings	164	288	340
Net unrealized gain (loss)	(40)	298	277
Tax effect	8	(104)	(97)
Net-of-tax amount	(32)	194	180
Other comprehensive income (loss)	$(3,653)	$15	$(2,020)

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2018, 2017, and 2016.

	Balance 12/31/17	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/18
Unrealized gains (losses) on securities available for sale	$473	$(4,007)	$0	$(3,534)
Unrealized gain (loss) on postretirement benefits plan	(690)	386	0	(304)
Unrealized loss on interest rate swap	(126)	(32)	0	(158)
Total	$(343)	$(3,653)	$0	$(3,996)

	Balance 12/31/16	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/17
Unrealized gains (losses) on securities available for sale	$1,393	$(1,004)	$84	$473
Unrealized gain (loss) on postretirement benefits plan	(1,217)	825	(298)	(690)
Unrealized loss on interest rate swap	(297)	194	(23)	(126)
Total	$(121)	$15	$(237)	$(343)

	Balance 1/1/16	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/16
Unrealized gains (losses) on securities available for sale	$3,529	$(2,136)	$0	$1,393
Unrealized gain (loss) on postretirement benefits plan	(1,153)	(64)	0	(1,217)
Unrealized loss on interest rate swap	(477)	180	0	(297)
Total	$1,899	$(2,020)	$0	$(121)

25.   Quarterly Financial Data (Unaudited)

The table below sets forth the Corporation's unaudited condensed consolidated quarterly results of operations data for the years ended December 31, 2018 and December 31, 2017 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation of the quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly results of operations data are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, one should review the financial and operating results, changes in stockholders' equity and cash flows for a period of several years.

	Quarters Ended in 2018				Quarters Ended in 2017
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$29,387	$32,099	$34,040	$36,344	$25,104	$27,003	$28,069	$28,698
Net interest income	24,100	25,826	26,878	28,116	21,202	22,989	23,517	23,801
Provision for loan losses	1,631	1,905	1,095	1,441	1,016	1,134	1,400	3,105
Non-interest income	4,751	5,606	5,933	4,433	5,773	5,089	5,032	5,541
Non-interest expense	18,999	19,543	20,794	20,006	17,034	17,797	17,618	17,588
Net income	7,097	8,441	9,236	8,945	6,480	6,683	7,246	3,451
Net income per share, basic	0.46	0.55	0.60	0.59	0.43	0.44	0.47	0.23
Net income per share, diluted	0.46	0.55	0.60	0.59	0.43	0.44	0.47	0.23

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
CNB Financial Corporation
Clearfield, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (the "Corporation") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2000.

Cleveland, Ohio
March 7, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

Joseph B. Bower, Jr.	Brian W. Wingard
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 7, 2019	Date: March 7, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which we will file with the SEC on or before 120 days after our 2018 fiscal year-end, and which will appear in the 2019 Proxy Statement under the captions “Proposal 1. Election of Directors,” "Executive Officers," “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee,” "Certain Transactions" and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance.”

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2019 Proxy Statement, including the information in the 2019 Proxy Statement appearing under the captions “Compensation of Executive Officers,” "Compensation Committee Report" and “Compensation of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2019 Proxy Statement, including the information in the 2019 Proxy Statement appearing under the captions “Stock Ownership” and “Compensation of Executive Officers – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2019 Proxy Statement, including the information in the 2019 Proxy Statement appearing under the captions “Proposal 1. Election of Directors," "Corporate Governance” and “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2019 Proxy Statement, including the information in the 2019 Proxy Statement appearing under the captions “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” and “Concerning the Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.
(a)(3) The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on March 24, 2006)

3.2	Bylaws of CNB Financial Corporation, as amended and restated (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 24, 2017)

10.1
Executive Employment Contract, dated May 17, 2016, by and between CNB Financial Corporation, CNB Bank and Joseph B. Bower, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 20, 2016)

10.2	CNB Financial Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement filed on March 29, 1999)

10.3
CNB Financial Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10(iii)-4 to the Registrant's Registration Statement on Form S-3 (File No. 333-159941) filed on November 12, 2009)

10.4
Executive Employment Contract, dated February 16, 2012, by and between CNB Bank and Mark D. Breakey (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

10.5
Executive Employment Contract, dated February 8, 2012, by and between CNB Financial Corporation, CNB Bank and Richard L. Greslick, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

10.6
Executive Employment Contract, dated September 23, 2013, by and between CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on March 7, 2014)

10.7
Executive Employment Contract, dated March 24, 2014, by and between CNB Financial Corporation, CNB Bank and Brian W. Wingard (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 25, 2014)

21	List of subsidiaries of CNB Financial Corporation, filed herewith

23.1	Consent of Crowe LLP

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Additional information mailed to stockholders with the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and Annual Report on Form 10-K for the year ended December 31, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 7, 2019	By:	/s/ Joseph B. Bower, Jr.
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