Form 10-Q
period 2019-03-31
CNB FINANCIAL CORP/PA
filed 2019-05-09
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒    No

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CCNE	The NASDAQ Stock Market LLC
The number of shares outstanding of the issuer’s common stock as of May 6, 2019
COMMON STOCK NO PAR VALUE PER SHARE: 15,239,371 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited) March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$52,833	$43,327
Interest bearing deposits with other banks	2,449	2,236
Total cash and cash equivalents	55,282	45,563
Securities available for sale	500,608	516,863
Trading securities	8,642	7,786
Loans held for sale	2,952	367
Loans	2,530,761	2,479,348
Less: unearned discount	(4,671)	(4,791)
Less: allowance for loan losses	(20,346)	(19,704)
Net loans	2,505,744	2,454,853
FHLB, other equity, and restricted equity interests	23,129	24,508
Premises and equipment, net	51,331	49,920
Operating lease assets	16,222	0
Bank owned life insurance	56,805	56,443
Mortgage servicing rights	1,498	1,495
Goodwill	38,730	38,730
Core deposit intangible	562	727
Accrued interest receivable and other assets	25,819	24,266
Total Assets	$3,287,324	$3,221,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$345,386	$356,797
Interest bearing deposits	2,311,973	2,253,989
Total deposits	2,657,359	2,610,786
Short-term borrowings	0	0
FHLB and other long term borrowings	240,005	245,117
Subordinated debentures	70,620	70,620
Operating lease liabilities	17,109	0
Accrued interest payable and other liabilities	27,272	32,168
Total liabilities	3,012,365	2,958,691
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at March 31, 2019 and December 31, 2018	0	0
Additional paid in capital	97,139	97,602
Retained earnings	178,662	171,780
Treasury stock, at cost (69,007 shares at March 31, 2019 and 101,097 shares at December 31, 2018)	(1,702)	(2,556)
Accumulated other comprehensive income (loss)	860	(3,996)
Total shareholders’ equity	274,959	262,830
Total Liabilities and Shareholders’ Equity	$3,287,324	$3,221,521

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three months ended March 31,
	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans including fees	$32,824	$26,457
Securities:
Taxable	2,978	1,984
Tax-exempt	697	694
Dividends	254	252
Total interest and dividend income	36,753	29,387
INTEREST EXPENSE:
Deposits	6,587	2,924
Borrowed funds	1,410	1,488
Subordinated debentures (includes $6 and $58 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2019 and 2018, respectively)	998	875
Total interest expense	8,995	5,287
NET INTEREST INCOME	27,758	24,100
PROVISION FOR LOAN LOSSES	1,306	1,631
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,452	22,469
NON-INTEREST INCOME:
Service charges on deposit accounts	1,481	1,247
Other service charges and fees	646	618
Wealth and asset management fees	1,042	1,030
Net realized gains on available-for-sale securities (includes $148 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2019 and 2018, respectively)	148	0
Net realized and unrealized gains on trading securities	800	14
Mortgage banking	239	208
Bank owned life insurance	361	400
Card processing and interchange income	1,029	971
Other	407	263
Total non-interest income	6,153	4,751
NON-INTEREST EXPENSES:
Salaries and benefits	10,900	9,535
Net occupancy expense	2,866	2,496
Amortization of core deposit intangible	165	248
Data processing	1,185	1,074
State and local taxes	768	853
Legal, professional, and examination fees	553	508
Advertising	411	597
FDIC insurance premiums	422	298
Card processing and interchange expenses	747	734
Other	3,158	2,656
Total non-interest expenses	21,175	18,999
INCOME BEFORE INCOME TAXES	11,430	8,221
INCOME TAX EXPENSE (includes $30 and ($12) income tax expense (benefit) from reclassification items in 2019 and 2018, respectively)	1,957	1,124
NET INCOME	$9,473	$7,097
EARNINGS PER SHARE:
Basic	$0.62	$0.46
Diluted	$0.62	$0.46
DIVIDENDS PER SHARE:
Cash dividends per share	$0.170	$0.165

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2019	2018
NET INCOME	$9,473	$7,097
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $26 and ($4), respectively	(100)	16
Reclassification adjustment for losses recognized in earnings, net of tax of ($1) and ($12), respectively	5	46
	(95)	62
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of ($1,348) and $1,053, respectively	5,068	(3,964)
Reclassification adjustment for realized gains included in net income, net of tax of $31 and $0, respectively	(117)	0
	4,951	(3,964)
Other comprehensive income (loss)	4,856	(3,902)
COMPREHENSIVE INCOME	$14,329	$3,195

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,473	$7,097
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	1,306	1,631
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	1,509	1,236
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(409)	(427)
Net realized gains on sales of available-for-sale securities	(148)	0
Net realized and unrealized gains on trading securities	(800)	(14)
Proceeds from sale of trading securities	236	0
Purchase of trading securities	(144)	(92)
Gain on sale of loans	(84)	(105)
Net gains on dispositions of premises and equipment and foreclosed assets	0	(4)
Proceeds from sale of loans	4,569	4,270
Origination of loans held for sale	(7,118)	(4,824)
Income on bank owned life insurance	(361)	(400)
Stock-based compensation expense	592	677
Changes in:
Accrued interest receivable and other assets	(707)	(4,137)
Accrued interest payable, lease liabilities, and other liabilities	(6,520)	(766)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,394	4,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	20,152	7,780
Proceeds from sales of available-for-sale securities	11,403	0
Purchase of available-for-sale securities	(9,252)	(21,634)
Loan origination and payments, net	(51,635)	(130,059)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	1,379	(5,047)
Purchase of premises and equipment	(2,399)	(397)
Proceeds from the sale of premises and equipment and foreclosed assets	8	166
NET CASH USED BY INVESTING ACTIVITIES	(30,344)	(149,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	88,105	30,391
Certificates of deposit	(41,532)	11,849
Purchase of treasury stock	(201)	(448)
Cash dividends paid	(2,591)	(2,523)
Repayment of long-term borrowings	(5,112)	(7,554)
Proceeds from long-term borrowings	0	50,000
Net change in short-term borrowings	0	56,593
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,669	138,308
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,719	(6,741)
CASH AND CASH EQUIVALENTS, Beginning	45,563	35,345
CASH AND CASH EQUIVALENTS, Ending	$55,282	$28,604
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,942	$5,203
Income taxes	1,250	0
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$66	$0
Grant of restricted stock awards from treasury stock	$1,055	$933

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2019	$97,602	$171,780	$(2,556)	$(3,996)	$262,830
Net income		9,473			9,473
Other comprehensive income				4,856	4,856
Restricted stock award grants (39,790 shares)	(1,055)		1,055		0
Stock-based compensation expense	592				592
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,700 shares)			(201)		(201)
Cash dividends declared ($0.17 per share)		(2,591)			(2,591)
Balance, March 31, 2019	$97,139	$178,662	$(1,702)	$860	$274,959

Balance, January 1, 2018	$97,042	$148,298	$(1,087)	$(343)	$243,910
Net income		7,097			7,097
Other comprehensive loss				(3,902)	(3,902)
Restricted stock award grants (37,708 shares)	(933)		933		0
Stock-based compensation expense	677				677
Purchase of treasury stock (10,769 shares)			(286)		(286)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,040 shares)			(162)		(162)
Cash dividends declared ($0.165 per share)		(2,523)			(2,523)
Balance, March 31, 2018	96,786	152,872	(602)	(4,245)	244,811

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2018 (the “2018 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    STOCK COMPENSATION

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants, including time-based and performance-based shares of restricted stock.  The Corporation previously maintained its 2009 Stock Incentive Plan, which terminated in accordance with its terms on February 10, 2019, and currently maintains its 2019 Stock Incentive Plan, which was approved by the Corporation’s shareholders and became effective on April 16, 2019.

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule is one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At March 31, 2019, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month periods ended March 31, 2019 and 2018.
In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees. In 2018, awards with a maximum of 15,657 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 7,109 shares was granted to a key employee.
Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from these restricted stock awards was $592 and $677 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $1,185 of total unrecognized compensation cost related to unvested restricted stock awards.

A summary of changes in time-based nonvested restricted stock awards for the three months ended March 31, 2019 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	75,889	$23.20
Granted	25,940	25.27
Vested	(34,060)	21.58
Nonvested at end of period	67,769	$24.79

The above table excludes 13,850 shares in restricted stock awards that were granted at a weighted average fair value of $25.27 and immediately vested. Compensation expense resulting from the immediately vested shares was $350 for the three months ended March 31, 2019, and is included in the previously disclosed $592 above.
The fair value of shares vested was $1,227 and $1,462 during the three months ended March 31, 2019 and 2018, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at March 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	130,375	0	130,375	0
States and political subdivisions	121,090	0	121,090	0
Residential and multi-family mortgage	207,491	0	207,491	0
Corporate notes and bonds	11,904	0	11,904	0
Pooled SBA	28,801	0	28,801	0
Other	947	947	0	0
Total Securities Available For Sale	$500,608	$947	$499,661	$0
Interest Rate swaps	$906	$0	$906	$0
Trading Securities:
Corporate equity securities	$6,947	$6,947	0	0
Mutual funds	871	871	0	0
Certificates of deposit	179	179	0	0
Corporate notes and bonds	594	594	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$8,642	$8,591	$51	$0
Liabilities:
Interest rate swaps	$(1,227)	$0	$(1,227)	$0

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$132,694	$0	$132,694	$0
States and political subdivisions	136,031	0	136,031	0
Residential and multi-family mortgage	206,053	0	206,053	0
Corporate notes and bonds	11,777	0	11,777	0
Pooled SBA	29,374	0	29,374	0
Other	934	934	0	0
Total Securities Available For Sale	$516,863	$934	$515,929	$0
Interest Rate swaps	$485	$0	$485	$0
Trading Securities:
Corporate equity securities	5,828	5,828	0	0
Mutual funds	1,058	1,058	0	0
Certificates of deposit	268	268	0	0
Corporate notes and bonds	581	581	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$7,786	$7,735	51	0
Liabilities:
Interest rate swaps	$(686)	$0	$(686)	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at March 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$540	0	0	$540
Commercial mortgages	$1,166	0	0	$1,166

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$2,055	0	0	$2,055
Commercial mortgages	$679	0	0	$679
Impaired loans, measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $4,244 with a valuation allowance of $2,538 as of March 31, 2019, resulting in a provision for loan losses of $777 for the corresponding three month period. Impaired loans had a recorded investment of $3,918 with a valuation allowance of $1,184 as of December 31, 2018. Impaired loans carried at fair value resulted in a provision for loan losses of $272 for the three months ended March 31, 2018.

The estimated fair values of impaired collateral dependent loans, such as commercial or residential mortgages, are determined primarily through third-party appraisals. When a collateral dependent loan, such as a commercial or residential mortgage loan, becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral and a further reduction for estimated costs to sell the property is applied, which results in an amount that is considered to be the estimated fair value. If a loan becomes impaired and the appraisal of related loan collateral is outdated, management applies an appropriate adjustment factor based on its experience with current valuations of similar collateral in determining the loan’s estimated fair value and resulting allowance for loan losses. Third-party appraisals are not customarily obtained in respect of unimpaired loans, unless in management’s view changes in circumstances warrant obtaining an updated appraisal.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$540	Valuation of third party appraisal on underlying collateral	Loss severity rates	39%-78% (63%)
Impaired loans – commercial mortgages	$1,166	Valuation of third party appraisal on underlying collateral	Loss severity rates	15-90% (37%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$2,055	Valuation of third party appraisal on underlying collateral	Loss severity rates	20%-60% (34%)
Impaired loans – commercial mortgages	$679	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-39% (33%)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at March 31, 2019:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$55,282	$55,282	$0	$0	$55,282
Securities available for sale	500,608	947	499,661	0	500,608
Trading securities	8,642	8,591	51	0	8,642
Loans held for sale	2,952	0	2,957	0	2,957
Net loans	2,505,744	0	0	2,483,864	2,483,864
FHLB and other restricted interests	23,129	n/a	n/a	n/a	n/a
Interest rate swaps	906	0	906	0	906
Accrued interest receivable	11,862	7	3,567	8,288	11,862
LIABILITIES
Deposits	$(2,657,359)	$(2,303,454)	$(354,791)	$0	$(2,658,245)
FHLB and other borrowings	(240,005)	0	(240,503)	0	(240,503)
Subordinated debentures	(70,620)	0	(65,325)	0	(65,325)
Interest rate swaps	(1,227)	0	(1,227)	0	(1,227)
Accrued interest payable	(916)	0	(916)	0	(916)
The following table presents the carrying amount and fair value of financial instruments at December 31, 2018:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$45,563	$45,563	$0	$0	$45,563
Securities available for sale	516,863	934	515,929	0	516,863
Trading securities	7,786	7,735	51	0	7,786
Loans held for sale	367	0	368	0	368
Net loans	2,454,853	0	0	2,433,417	2,433,417
FHLB and other restricted interests	24,508	n/a	n/a	n/a	n/a
Interest rate swaps	485	0	485	0	485
Accrued interest receivable	10,843	6	3,368	7,469	10,843
LIABILITIES
Deposits	$(2,610,786)	$(2,215,349)	$(397,370)	$0	$(2,612,719)
FHLB and other borrowings	(245,117)	0	(242,592)	0	(242,592)
Subordinated debentures	(70,620)	0	(65,794)	0	(65,794)
Interest rate swaps	(686)	0	(686)	0	(686)
Accrued interest payable	(863)	0	(863)	0	(863)

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

While estimates of fair value are based on management’s judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates. The fair value of other equity interests is based on the net asset values provided by the underlying investment partnership. Accounting Standards Updated ("ASU") 2015-7 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures.In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures.

Also, non-financial assets such as, among other things, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet, may have value but are not included in the fair value disclosures.

4.    SECURITIES
Securities available for sale at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019				December 31, 2018
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$129,993	$1,127	$(745)	$130,375	$134,010	$254	$(1,570)	$132,694
State & political subdivisions	118,673	2,595	(178)	121,090	134,662	1,942	(573)	136,031
Residential & multi-family mortgage	207,588	1,711	(1,808)	207,491	209,126	500	(3,573)	206,053
Corporate notes & bonds	12,354	26	(476)	11,904	12,356	22	(601)	11,777
Pooled SBA	29,186	196	(581)	28,801	30,163	135	(924)	29,374
Other	1,020	0	(73)	947	1,020	0	(86)	934
Total	$498,814	$5,655	$(3,861)	$500,608	$521,337	$2,853	$(7,327)	$516,863

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Corporate equity securities	$6,947	$5,828
Mutual funds	871	1,058
Certificates of deposit	179	268
Corporate notes and bonds	594	581
U.S. Government sponsored entities	51	51
Total	$8,642	$7,786

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
March 31, 2019

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$4,963	$(2)	$69,440	$(743)	$74,403	$(745)
State & political subdivisions	994	(13)	10,389	(165)	11,383	(178)
Residential & multi-family mortgage	3,186	(10)	87,606	(1,798)	90,792	(1,808)
Corporate notes & bonds	0	0	9,528	(476)	9,528	(476)
Pooled SBA	0	0	19,035	(581)	19,035	(581)
Other	0	0	947	(73)	947	(73)
	$9,143	$(25)	$196,945	$(3,836)	$206,088	$(3,861)
December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$14,786	$(41)	$70,676	$(1,529)	$86,462	$(1,570)
State & political subdivisions	13,834	(62)	21,080	(511)	34,914	(573)
Residential & multi-family mortgage	69,015	(656)	87,286	(2,917)	156,301	(3,573)
Corporate notes & bonds	0	0	9,759	(601)	9,759	(601)
Pooled SBA	760	(7)	20,795	(917)	21,555	(924)
Other	0	0	934	(86)	934	(86)
	$98,395	$(766)	$210,530	$(6,561)	$309,925	$(7,327)
The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2019 and December 31, 2018, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at March 31, 2019 and December 31, 2018 to be temporary.
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
As of March 31, 2019 and December 31, 2018, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On March 31, 2019 and December 31, 2018, securities carried at $269,591 and $290,717, respectively, were pledged to secure public deposits and for other purposes as provided by law.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2019	$11,403	$152	$4
Three months ended March 31, 2018	$0	$0	$0
The tax provision related to these net realized gains was $31 and $0, respectively.
The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at March 31, 2019:

	Amortized Cost	Fair Value
1 year or less	$58,770	$58,412
1 year – 5 years	131,226	131,749
5 years – 10 years	65,503	67,547
After 10 years	5,521	5,661
	261,020	263,369
Residential and multi-family mortgage	207,588	207,491
Pooled SBA	29,186	28,801
Other	1,020	947
Total debt securities	$498,814	$500,608

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.    LOANS
Total net loans at March 31, 2019 and December 31, 2018 are summarized as follows:

	3/31/2019	12/31/2018
Commercial, industrial, and agricultural	$950,865	$916,297
Commercial mortgages	709,726	697,776
Residential real estate	775,599	771,309
Consumer	86,780	86,035
Credit cards	7,341	7,623
Overdrafts	450	308
Less: unearned discount	(4,671)	(4,791)
allowance for loan losses	(20,346)	(19,704)
Loans, net	$2,505,744	$2,454,853
At March 31, 2019 and December 31, 2018, net unamortized loan fees of $3,158 and $3,175, respectively, have been included in the carrying value of loans.

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
Commercial, industrial, and agricultural loans comprised 38% and 37% of the Corporation’s total loan portfolio at March 31, 2019 and December 31, 2018, respectively. Commercial mortgage loans comprised 28% of the Corporation’s total loan portfolio at both March 31, 2019 and December 31, 2018. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.
Residential real estate loans comprised 31% of the Corporation’s total loan portfolio at both March 31, 2019 and December 31, 2018. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 4% of the total loan portfolio at both March 31, 2019 and December 31, 2018. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended March 31, 2019 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	0	(17)	(98)	(549)	(26)	(128)	(818)
Recoveries	4	—	65	46	5	34	154
Provision (benefit) for loan losses	442	1,373	(740)	166	23	42	1,306
Allowance for loan losses, March 31, 2019	$7,787	$8,846	$1,383	$2,040	$105	$185	$20,346
Transactions in the allowance for loan losses for the three months ended March 31, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(31)	0	0	(590)	(19)	(86)	(726)
Recoveries	68	0	3	49	7	31	158
Provision (benefit) for loan losses	85	1,013	16	427	15	75	1,631
Allowance for loan losses, March 31, 2018	$6,282	$10,020	$2,052	$2,065	$123	$214	$20,756

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.
March 31, 2019

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$330	$312	$0	$0	$0	$0	$642
Collectively evaluated for impairment	7,350	3,775	1,383	2,040	105	185	14,838
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	107	4,759	0	0	0	0	4,866
Total ending allowance balance	$7,787	$8,846	$1,383	$2,040	$105	$185	$20,346
Loans:
Individually evaluated for impairment	$1,754	$1,468	$498	$0	$0	$0	$3,720
Collectively evaluated for impairment	945,710	698,004	775,101	86,780	7,341	450	2,513,386
Acquired with deteriorated credit quality	0	556	0	0	0	0	556
Modified in a troubled debt restructuring	3,401	9,698	0	0	0	0	13,099
Total ending loans balance	$950,865	$709,726	$775,599	$86,780	$7,341	$450	$2,530,761

December 31, 2018

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$54	$4	$100	$0	$0	$10	$168
Collectively evaluated for impairment	7,183	3,036	2,056	2,377	103	227	14,982
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	104	4,450	0	0	0	0	4,554
Total ending allowance balance	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Loans:
Individually evaluated for impairment	$1,334	1,446	502	0	0	10	$3,292
Collectively evaluated for impairment	910,386	685,714	770,807	86,035	7,623	298	2,460,863
Acquired with deteriorated credit quality	0	567	0	0	0	0	567
Modified in a troubled debt restructuring	4,577	10,049	0	0	0	0	14,626
Total ending loans balance	$916,297	697,776	771,309	86,035	7,623	308	$2,479,348
The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:
March 31, 2019

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,840	$1,278	$437
Commercial mortgage	8,205	7,824	5,071
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,556	3,877	0
Commercial mortgage	4,225	3,342	0
Residential real estate	498	498	0
Total	$20,324	$16,819	$5,508

December 31, 2018

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,053	$3,037	$158
Commercial mortgage	10,799	6,709	4,454
Residential real estate	502	502	100
Overdrafts	10	10	10
With no related allowance recorded:
Commercial, industrial, and agricultural	3,684	2,874	0
Commercial mortgage	5,659	4,786	0
Residential real estate	0	0	0
Overdrafts	0	0	0
Total	$23,707	$17,918	$4,722
The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,158	$38	$38
Commercial mortgage	7,267	40	40
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,376	54	54
Commercial mortgage	4,065	18	18
Residential real estate	500	7	7
Total	$17,366	$157	$157

	Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,884	$22	$22
Commercial mortgage	9,234	18	18
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,600	46	46
Commercial mortgage	3,753	13	13
Residential real estate	0	0	0
Total	$19,491	$99	$99

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,414	$529	$2,839	$489
Commercial mortgages	7,724	0	7,694	53
Residential real estate	5,821	285	6,023	299
Consumer	491	24	683	44
Credit cards	0	28	0	5
Total	$17,450	$866	$17,239	$890
Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans.
March 31, 2019

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,917	$310	$2,834	$5,061	$945,804	$950,865
Commercial mortgages	387	3,532	1,702	5,621	704,105	709,726
Residential real estate	1,453	1,039	3,546	6,038	769,561	775,599
Consumer	286	182	353	821	85,959	86,780
Credit cards	16	33	28	77	7,264	7,341
Overdrafts	0	0	0	0	450	450
Total	$4,059	$5,096	$8,463	$17,618	$2,513,143	$2,530,761
December 31, 2018

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,379	$16	$2,341	$4,736	$911,561	$916,297
Commercial mortgages	858	3,058	297	4,213	693,563	697,776
Residential real estate	4,064	1,319	4,494	9,877	761,432	771,309
Consumer	474	283	367	1,124	84,911	86,035
Credit cards	59	15	5	79	7,544	7,623
Overdrafts	0	0	0	0	308	308
Total	$7,834	$4,691	$7,504	$20,029	$2,459,319	$2,479,348
Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$3,401	$107	10	$4,577	$104
Commercial mortgages	15	9,698	4,759	15	10,049	4,450
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	25	$13,099	$4,866	25	$14,626	$4,554
There were no loans modified as troubled debt restructurings during the three months ended March 31, 2019 or March 31, 2018.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of March 31, 2019 and December 31, 2018 and no principal balances were forgiven in connection with the loan restructurings.

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

March 31, 2019

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$922,618	$10,149	$18,098	$0	$950,865
Commercial mortgages	689,587	9,037	11,102	0	709,726
Total	$1,612,205	$19,186	$29,200	$0	$1,660,591
December 31, 2018

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$889,547	$10,519	$16,231	$0	$916,297
Commercial mortgages	683,413	3,241	11,122	0	697,776
Total	$1,572,960	$13,760	$27,353	$0	$1,614,073
The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$769,493	$86,265	$7,313	$764,987	$85,308	$7,618
Nonperforming	6,106	515	28	6,322	727	5
Total	$775,599	$86,780	$7,341	$771,309	$86,035	$7,623
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
Holiday’s loan portfolio is summarized as follows at March 31, 2019 and December 31, 2018:

	3/31/2019	12/31/2018
Consumer	$25,897	$26,568
Less: unearned discount	(4,671)	(4,791)
Total	$21,226	$21,777

6. DEPOSITS
Total deposits at March 31, 2019 and December 31, 2018 are summarized as follows:

	3/31/2019	12/31/2018	Percentage Change
Checking, non-interest bearing	$345,386	$356,797	(3.2)%
Checking, interest bearing	583,653	600,046	(2.7)%
Savings accounts	1,374,415	1,258,506	9.2%
Certificates of deposit	353,905	395,437	(10.5)%
	$2,657,359	$2,610,786	1.8%

7.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2019 and 2018, there were no outstanding stock options to include in the diluted earnings per share calculations.
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.
The computation of basic and diluted earnings per share is shown below:

	Three months ended March 31,
	2019	2018
Basic earnings per common share computation:
Net income per consolidated statements of income	$9,473	$7,097
Net earnings allocated to participating securities	(39)	(34)
Net earnings allocated to common stock	$9,434	$7,063
Distributed earnings allocated to common stock	$2,579	$2,509
Undistributed earnings allocated to common stock	6,855	4,554
Net earnings allocated to common stock	$9,434	$7,063
Weighted average common shares outstanding, including shares considered participating securities	15,229	15,273

Less: Average participating securities	(62)	(72)
Weighted average shares	15,167	15,201
Basic earnings per common share	$0.62	$0.46
Diluted earnings per common share computation:
Net earnings allocated to common stock	$9,434	$7,063
Weighted average common shares outstanding for basic earnings per common share	15,167	15,201
Add: Dilutive effects of assumed exercises of stock options	0	0
Weighted average shares and dilutive potential common shares	15,167	15,201
Diluted earnings per common share	$0.62	$0.46

8.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At March 31, 2019, the variable rate on the subordinated debt was 4.16% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

In order to hedge cash flows associated with $10 million of a subordinated note discussed above, on May 3, 2011, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2013 that expired in September 2018. The Corporation’s objective in using this derivative was to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involved the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount.
As of March 31, 2019 and December 31, 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

		Fair value as of
	Balance Sheet Location	3/31/2019	12/31/2018
Interest rate contracts	Accrued interest and other liabilities	$(321)	$(201)

For the Three Months Ended March 31, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(95)	Interest expense – subordinated debentures	$(6)	Other income	$0
For the Three Months Ended March 31, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$62	Interest expense – subordinated debentures	$(58)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $36.
As of March 31, 2019 and December 31, 2018, a cash collateral balance in the amount of $400 and $200, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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
The Corporation pledged cash collateral to another financial institution with a balance $950 as of March 31, 2019 and $750 as of December 31, 2018. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation does not require its customers to post cash or securities as collateral on its program of back-to-back swaps. However, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of March 31, 2019 and December 31, 2018:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
March 31, 2019
3rd Party interest rate swaps	$23,014	7.1	3.85%	1 month LIBOR + 2.24%	$906	(a)
Customer interest rate swaps	(23,014)	7.1	3.85%	1 month LIBOR + 2.24%	(906)	(b)
December 31, 2018
3rd Party interest rate swaps	$23,152	7.2	3.85%	1 month LIBOR + 2.24%	$485	(a)
Customer interest rate swaps	(23,152)	7.2	3.85%	1 month LIBOR + 2.24	(485)	(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Corporation's non-interest income by revenue stream and reportable segment for the three months ended March 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Non-interest Income
Service charges on deposit accounts	$1,481	$1,247
Wealth and asset management fees	1,042	1,030
Mortgage banking (1)	239	208
Card processing and interchange income	1,029	971
Net gains (losses) on sales of securities (1)	148	0
Other income	2,214	1,295
Total non-interest income	$6,153	$4,751

(1)	Not within scope of ASU 2014-9

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit card fees, gains (losses) on sale of other real estate owned not financed by the Corporation, is not within the scope of ASU 2014-9. As a result, no changes were made during the period related to these sources of revenue, which comprised 90.2% and 88.7% of the total revenue of the Corporation for the three months ended March 31, 2019 and 2018, respectively.

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

10.    LEASES

As of January 1, 2019, the Corporation adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily Accounting Standards Update ("ASU") 2016-02 and subsequent updates. This guidance requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model. The Corporation adopted the provisions of ASU 2016-02 on January 1, 2019, and elected several practical expedients made available by the FASB. Specifically, the Corporation elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Corporation elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. As a result, the Corporation recognized approximately $12.5 million of right of use assets, approximately $800 thousand in prepaid rent, and $13.3 million of related lease liabilities as of January 1, 2019.

Operating lease assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease cost, which is comprised of amortization of the operating lease asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income.

The Corporation leases certain full-serve branch offices, land and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Corporation's sole discretion. Certain lease agreements of the Corporation include rental payments adjusted periodically for changes in the consumer price index.

Leases	Classification	March 31, 2019
Assets:
Operating lease assets	Operating lease assets	$16,222
Finance lease assets	Premises and equipment, net (1)	554
Total leased assets		$16,776

Liabilities:
Operating lease liabilities	Operating lease liabilities	$17,109
Finance lease liabilities	Accrued interest payable and other liabilities	685
Total leased liabilities		$17,794
(1) Finance lease assets are recorded net of accumulated amortization of $662 as of March 31, 2019.

The components of the Corporation's net lease expense for the three months ended March 31, 2019 were as follows:

		Three Months Ended
Lease Cost	Classification	March 31, 2019
Operating lease cost	Net occupancy expense	$405
Variable lease cost	Net occupancy expense	34
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18
Interest on lease liabilities	Interest expense - borrowed funds	8
Sublease income (1)	Net occupancy expense	(21)
Net lease cost		$444
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of March 31, 2019:

Maturity of Lease Liabilities as of March 31, 2019	Operating Leases (1)	Finance Leases	Total
2019	$1,309	$79	$1,388
2020	1,405	105	1,510
2021	1,458	105	1,563
2022	1,478	105	1,583
2023	1,413	105	1,518
After 2023	16,623	315	16,938
Total lease payments	23,686	814	24,500
Less: Interest	6,577	129	6,706
Present value of lease liabilities	$17,109	$685	$17,794
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $2,960 of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of and for the three months ended March 31, 2019 was as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	17.3
Finance leases	7.8

Weighted-average discount rate
Operating leases	3.66%
Finance leases	4.54%

Other Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$192
Leased assets obtained in exchange from new operating lease liabilities	16,478

11.    CONTINGENCY

On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of $1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability is $96, which has been accrued and previously reported in state and local tax expense in the consolidated statement of income during the year ended December 31, 2018. The remaining balance that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The Corporation appealed the notice of assessment to the Pennsylvania Board of Appeals and is awaiting a decision. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current GAAP. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Corporation has formed a committee comprised of individuals from different disciplines, including credit administration, finance, loan servicing and information technology, to evaluate the requirements of the new standard and the impact it will have on current processes. Management has performed a loss driver analysis with the assistance of software vendor, and is reviewing the assumptions and methods used in the analysis and results. The new guidance is expected to be heavily influenced by an assessment of the composition, characteristics, and credit quality of the Corporation's loan and investment securities portfolio as well as the economic conditions in effect at the adoption date. The impact to the financial statements is yet to be determined.

In March 2019, the FASB issued an amendment (ASU 2019-01, Leases (Topic 842) Codification Improvements) which provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. The amendment will be effective for annual reporting periods beginning after December 15, 2019. Management does not expect the adoption of ASU 2019-01 will have any material impact on the Corporation’s financial statements.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2018, included in its 2018 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $55.3 million at March 31, 2019 compared to $45.6 million at December 31, 2018. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank ("FHLB") financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities totaled $509.3 million and $524.6 million at March 31, 2019 and December 31, 2018, respectively. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity that the portfolio provides.  As of March 31, 2019 and December 31, 2018, the securities portfolio as a percentage of total assets was 15.5% and 16.3%, respectively. Note 4 to the consolidated financial statements  provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

The Corporation generally buys into the market over time and does not attempt to “time” its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and the overall effect of different rate environments is minimized.

The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee of the Corporation’s Board of Directors (the “ALCO”). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of our customers.

LOANS

The Corporation experienced an increase in loans, net of unearned discount, of $51.5 million, or 2.1%, during the first three months of 2019. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with quality credit analysis. The Corporation expects loan demand to be solid and loan balances to grow throughout the remainder of 2019.

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

The following table below presents activity within the allowance account for the specified periods:

	Three months ending March 31, 2019	Year ending December 31, 2018	Three months ending March 31, 2018
Balance at beginning of period	$19,704	$19,693	$19,693
Charge-offs:
Commercial, industrial, and agricultural	0	(253)	(31)
Commercial mortgages	(17)	(3,337)	0
Residential real estate	(98)	(315)	0
Consumer	(549)	(2,279)	(590)
Credit cards	(26)	(90)	(19)
Overdrafts	(128)	(319)	(86)
	(818)	(6,593)	(726)
Recoveries:
Commercial, industrial, and agricultural	4	171	68
Commercial mortgages	0	30	0
Residential real estate	65	67	3
Consumer	46	141	49
Credit cards	5	33	7
Overdraft deposit accounts	34	90	31
	154	532	158
Net charge-offs	(664)	(6,061)	(568)
Provision for loan losses	1,306	6,072	1,631
Balance at end of period	$20,346	$19,704	$20,756
Loans, net of unearned	$2,526,090	$2,474,557	$2,276,124
Allowance to net loans	0.81%	0.80%	0.91%
Net charge-offs to average loans (annualized)	0.11%	0.26%	0.10%
Nonperforming assets	$18,790	$18,547	$20,419
Nonperforming % of total assets	0.57%	0.58%	0.70%

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

The analysis also considers numerous historical and other factors to analyze the adequacy of the allowance and charges against the provision for loan losses. Management pays special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the “spread” at that time, as well as prior periods, management can evaluate the current adequacy of the allowance as well as evaluate trends that may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits including commercial real estate loans.

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

During the first quarter of 2019, the recorded provision for loan losses of $1.3 million was primarily due to a $786 thousand increase in specific reserves, and net charge offs of $664 thousand. The allowance for loans collectively evaluated for impairment was 0.59% at March 31, 2019, compared to 0.61% at March 31, 2018. The decrease was due to the continued strong credit quality and historical loss trends.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at March 31, 2019.

FUNDING SOURCES

The Corporation considers deposits, short-term borrowings, and term debt when evaluating funding sources. Deposits increased $46.6 million from $2.61 billion at December 31, 2018 to $2.66 billion at March 31, 2019.

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. Management plans to maintain access to short-term and long-term borrowings as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a base for profitable growth. Total shareholders’ equity was $275.0 million at March 31, 2019 and $262.8 million at December 31, 2018. In the first three months of 2019, the Corporation earned $9.5 million and declared dividends of $2.6 million, resulting in a dividend payout ratio of 27.4% of net income.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Total risk-based capital ratio	13.18%	13.21%
Tier 1 capital ratio	10.35%	10.33%
Common equity tier 1 ratio	9.54%	9.50%
Leverage ratio	8.01%	7.87%
Tangible common equity/tangible assets (1)	7.26%	7.02%
Book value per share	$18.04	$17.28
Tangible book value per share (1)	$15.46	$14.69

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

	March 31, 2019	December 31, 2018
Shareholders’ equity	$274,959	$262,830
Less goodwill	38,730	38,730
Less core deposit intangible	562	727
Tangible common equity	$235,667	$223,373
Total assets	$3,287,324	$3,221,521
Less goodwill	38,730	38,730
Less core deposit intangible	562	727
Tangible assets	$3,248,032	$3,182,064
Ending shares outstanding	15,239,371	15,207,281
Tangible book value per share	$15.46	$14.69
Tangible common equity/tangible assets	7.26%	7.02%

LIQUIDITY

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes that the Corporation’s current liquidity position is acceptable.

OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, risk participation agreements, letters of credit, and overdraft protection, are issued to meet customer financing needs. These financial instrucments are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$47,597	$183,246	$46,265	$191,803
Unused lines of credit	15,956	426,752	14,390	429,456
Standby letters of credit	10,510	1,473	14,831	1,479

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at March 31, 2019 have interest rates ranging from 2.45% to 18.00% and maturities ranging from ten months to 35 years. The fixed rate loan commitments at December 31, 2018 have interest rates ranging from 2.45% to 18.00% and maturities ranging from one year to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of March 31, 2019 and December 31, 2018, unfunded capital commitments totaled $3,445 and $3,905, respectively, for the small business investment corporations and $1,434 and $1,434, respectively, for the low income housing partnerships. At March 31, 2019 and December 31, 2018, capital contributions to the small business investment corporations were $7,055 and $6,595, respectively, and capital contributions to the low income housing partnerships were $4,566 and $4,566, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED

	March 31, 2019			March 31, 2018
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$414,286	2.85%	$2,978	$292,450	2.69%	$1,984
Tax-Exempt (1,2)	98,588	3.46%	841	97,846	3.51%	850
Equity Securities (1,2)	18,603	6.02%	280	29,414	3.97%	292
Total securities	531,477	3.07%	4,099	419,710	2.96%	3,126
Loans:
Commercial (2)	932,819	5.29%	12,329	768,968	4.54%	8,732
Mortgage (2)	1,481,543	4.95%	18,319	1,356,569	4.69%	15,901
Consumer	87,745	10.92%	2,395	82,745	9.66%	1,999
Total loans (3)	2,502,107	5.28%	33,043	2,208,282	4.82%	26,632
Total earning assets	3,033,584	4.89%	$37,142	2,627,992	4.53%	$29,758
Non interest-bearing assets:
Cash and due from banks	29,970			26,142
Premises and equipment	66,376			50,441
Other assets	135,995			146,935
Allowance for loan losses	(19,866)			(20,175)
Total non interest-bearing assets	212,475			203,343
TOTAL ASSETS	$3,246,059			$2,831,335
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$559,003	0.42%	$582	$568,970	0.37%	$523
Savings	1,325,893	1.29%	4,290	917,385	0.51%	1,171
Time	369,621	1.86%	1,715	375,554	1.31%	1,230
Total interest-bearing deposits	2,254,517	1.17%	6,587	1,861,909	0.63%	2,924
Short-term borrowings	20,462	2.91%	149	74,112	1.68%	311
Long-term borrowings	242,198	2.08%	1,261	240,601	1.96%	1,177
Subordinated debentures	70,620	5.65%	998	70,620	4.96%	875
Total interest-bearing liabilities	2,587,797	1.39%	$8,995	2,247,242	0.94%	$5,287
Demand—non interest-bearing	345,688			311,595
Other liabilities	46,401			28,062
Total liabilities	2,979,886			2,586,899
Shareholders’ equity	266,173			244,436
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,246,059			$2,831,335
Interest income/Earning assets		4.89%	$37,142		4.53%	$29,758
Interest expense/Interest-bearing liabilities		1.39%	8,995		0.94%	5,287
Net interest spread		3.50%	$28,147		3.59%	$24,471
Interest income/Earning assets		4.89%	37,142		4.53%	29,758
Interest expense/Earning assets		1.19%	8,995		0.80%	5,287
Net interest margin		3.70%	$28,147		3.72%	$24,471

(1)
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 and 2018

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $9.5 million in the first quarter of 2019 compared to $7.1 million in the first quarter of 2018. Net interest income increased $3.7 million, or 15.2%, and non-interest income increased $1.4 million, or 29.5%. The provision for loan losses decreased by $325 thousand, or 19.9%, and non-interest expenses increased by $2.2 million, or 11.5%. The earnings per diluted share were $0.62 for the first quarter of 2019 and $0.46 for the first quarter of 2018. The return on average assets and the return on average equity for first first quarter of 2019 were 1.17% and 14.24%, respectively, as compared to 1.00% and 11.61%, respectively, for the first quarter of 2018.

INTEREST INCOME AND EXPENSE

Net interest margin on a fully tax equivalent basis was 3.70% and 3.72% for the quarters ended March 31, 2019 and 2018, respectively. The yield on earning assets increased 36 basis points to 4.89% for the quarter ended March 31, 2019, from 4.53% for the quarter ended March 31, 2018. The cost of interest-bearing liabilities increased 45 basis points to 1.39% for the quarter ended March 31, 2019,  from 0.94% for the quarter ended March 31, 2018.

PROVISION FOR LOAN LOSSES

During the quarter ended March 31, 2019, the Corporation recorded a provision for loan losses of $1.3 million, as compared to a provision for loan losses of $1.6 million for the quarter ended March 31, 2018. Net chargeoffs in the first quarter of 2019 were $664 thousand, compared to net chargeoffs of $568 thousand in the first quarter of 2018. Net chargeoffs of the Bank totaled $230 thousand and $45 thousand during the quarters ended March 31, 2019 and 2018, or 0.04% and 0.01%, respectively, of average Bank loans. Holiday Financial Services Corporation, the Corporation’s consumer discount company, recorded net chargeoffs totaling $434 thousand and $523 thousand during the quarters ended March 31, 2019 and 2018, respectively.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of March 31, 2019.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities were $148 thousand during the quarter ended March 31, 2019. Net realized and unrealized gains on trading securities were $800 thousand during the quarter ended March 31, 2019, compared to $14 thousand during the quarter ended March 31, 2018. Excluding the effects of securities transactions, non-interest income was $5.2 million for the quarter ended March 31, 2019, compared to $4.7 million for the quarter ended March 31, 2018.

As a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of $234 thousand, or 18.8%, in the first quarter of 2019 compared to the first quarter of 2018. Net income attributable to investments in Small Business Investment Companies was $91 thousand during the quarter ended March 31, 2019 compared to $12 thousand during the quarter ended March 31, 2018, which is reported as a component of other non-interest income.

NON-INTEREST EXPENSES

Total non-interest expenses were $21.2 million and $19.0 million for the quarters ended March 31, 2019 and 2018, respectively. Salaries and benefits expense increased $1.4 million, or 14.3%, during the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, primarily as a result of the expansion of staffing levels in several areas during the past twelve months, including business development, risk management, and customer service personnel. The remainder of the increase in non-interest expenses was primarily a result the Corporation's continued growth and the servicing of a larger customer base. Total households serviced at March 31, 2019 were 65,081, compared to 59,267 households at March 31, 2018, an increase of 9.8%. The ratio of non-interest expenses to average assets was 2.61% and 2.68% during the quarters ended March 31, 2019 and 2018, respectively.

INCOME TAX EXPENSE

Income tax expense was $2.0 million during the three months ended March 31, 2019 and $1.1 million during the three months ended March 31, 2018, resulting in effective tax rates of 17.1% and 13.7% for the periods, respectively. This increase in the effective tax rate is primarily attributable to a higher percentage of pre-tax net income in the first quarter of 2019 that is not tax-exempt than was recorded in the first quarter of 2018. The effective rates for the periods differed from the federal statutory rate of 21.0% at March 31, 2019 and 2018 principally as a result of tax exempt income from securities and loans as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination and Branch Sale), Note 4 (Securities), and Note 5 (Loans) of the Corporation’s 2018 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2018.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At March 31, 2019, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

March 31, 2019
Change in Basis Points	% Change in Net Interest Income
400	9.0%
300	7.0%
200	5.4%
100	5.2%
(100)	(3.1)%
(200)	(4.6)%

ITEM 4

CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2018 Form 10-K.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2019	0	$0	0	289,731
February 1 – 28, 2019	0	0	0	289,731
March 1 – 31, 2019	0	0	0	289,731

(1)
The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of March 31, 2019, there were 289,731 shares remaining in the program.

Additionally, during the quarter ended March 31, 2019, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2009 Stock Incentive Plan (the "Plan").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.2	Second Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.1	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2019	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2019	/s/ Brian W. Wingard
Brian W. Wingard
Treasurer
(Principal Financial and Accounting Officer)