Form 10-Q
period 2019-06-30
CNB FINANCIAL CORP/PA
filed 2019-08-08
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒    No
The number of shares outstanding of the issuer’s common stock as of August 5, 2019:
COMMON STOCK, NO PAR VALUE PER SHARE: 15,197,983 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited) June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$33,926	$43,327
Interest bearing deposits with other banks	4,004	2,236
Total cash and cash equivalents	37,930	45,563
Securities available for sale	533,970	516,863
Trading securities	8,904	7,786
Loans held for sale	2,032	367
Loans	2,627,269	2,479,348
Less: unearned discount	(4,911)	(4,791)
Less: allowance for loan losses	(21,437)	(19,704)
Net loans	2,600,921	2,454,853
FHLB, other equity, and restricted equity interests	24,501	24,508
Premises and equipment, net	51,785	49,920
Operating lease assets	17,082	0
Bank owned life insurance	57,130	56,443
Mortgage servicing rights	1,501	1,495
Goodwill	38,730	38,730
Core deposit intangible	396	727
Accrued interest receivable and other assets	26,092	24,266
Total Assets	$3,400,974	$3,221,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$352,570	$356,797
Interest bearing deposits	2,382,192	2,253,989
Total deposits	2,734,762	2,610,786
Short-term borrowings	52,907	0
FHLB and other long term borrowings	204,877	245,117
Subordinated debentures	70,620	70,620
Operating lease liabilities	17,862	0
Accrued interest payable and other liabilities	33,331	32,168
Total liabilities	3,114,359	2,958,691
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at June 30, 2019 and December 31, 2018	0	0
Additional paid in capital	97,414	97,602
Retained earnings	185,838	171,780
Treasury stock, at cost (110,395 shares at June 30, 2019 and 101,097 shares at December 31, 2018)	(2,735)	(2,556)
Accumulated other comprehensive income (loss)	6,098	(3,996)
Total shareholders’ equity	286,615	262,830
Total Liabilities and Shareholders’ Equity	$3,400,974	$3,221,521

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans including fees	$34,295	$28,975	$67,119	$55,432
Securities:
Taxable	3,155	2,180	6,133	4,164
Tax-exempt	584	683	1,281	1,377
Dividends	248	261	502	513
Total interest and dividend income	38,282	32,099	75,035	61,486
INTEREST EXPENSE:
Deposits	7,201	3,687	13,788	6,611
Borrowed funds	1,292	1,604	2,702	3,092
Subordinated debentures (includes $14, $46, $20 and $105 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	995	982	1,993	1,857
Total interest expense	9,488	6,273	18,483	11,560
NET INTEREST INCOME	28,794	25,826	56,552	49,926
PROVISION FOR LOAN LOSSES	1,788	1,905	3,094	3,536
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,006	23,921	53,458	46,390
NON-INTEREST INCOME:
Service charges on deposit accounts	1,569	1,271	3,050	2,518
Other service charges and fees	748	723	1,394	1,341
Wealth and asset management fees	1,202	1,090	2,244	2,120
Net realized gains on available-for-sale securities (includes $0, $0, $148 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	0	148	0
Net realized and unrealized gains on trading securities	654	237	1,454	251
Mortgage banking	370	310	609	518
Bank owned life insurance	326	339	687	739
Card processing and interchange income	1,221	1,103	2,250	2,074
Other	702	533	1,109	796
Total non-interest income	6,792	5,606	12,945	10,357
NON-INTEREST EXPENSES:
Salaries and benefits	11,507	10,131	22,407	19,666
Net occupancy expense	2,695	2,634	5,561	5,130
Amortization of core deposit intangible	166	248	331	496
Data processing	1,437	1,147	2,622	2,221
State and local taxes	954	833	1,722	1,686
Legal, professional, and examination fees	570	550	1,123	1,058
Advertising	473	581	884	1,178
FDIC insurance premiums	373	378	795	676
Card processing and interchange expenses	684	638	1,431	1,372
Other	3,125	2,403	6,283	5,059
Total non-interest expenses	21,984	19,543	43,159	38,542
INCOME BEFORE INCOME TAXES	11,814	9,984	23,244	18,205
INCOME TAX EXPENSE (includes ($3), ($10), $27 and ($22) income tax expense from reclassification items, respectively)	2,047	1,543	4,004	2,667
NET INCOME	$9,767	$8,441	$19,240	$15,538
EARNINGS PER SHARE:
Basic	$0.64	$0.55	$1.26	$1.02
Diluted	$0.64	$0.55	$1.26	$1.02
DIVIDENDS PER SHARE:
Cash dividends per share	$0.170	$0.165	$0.340	$0.330

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
NET INCOME	$9,767	$8,441	$19,240	$15,538
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $46, $0, $72 and ($4), respectively	(173)	1	(273)	16
Reclassification adjustment for losses recognized in earnings, net of tax of ($3), ($10), ($4) and ($22), respectively	11	36	16	83
	(162)	37	(257)	99
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of ($1,433), $303, ($2,781) and $1,356, respectively	5,400	(1,140)	10,468	(5,104)
Reclassification adjustment for realized gains included in net income, net of tax of $0, 0$, $31 and $0, respectively	0	0	(117)	0
	5,400	(1,140)	10,351	(5,104)
Other comprehensive income (loss)	5,238	(1,103)	10,094	(5,005)
COMPREHENSIVE INCOME	$15,005	$7,338	$29,334	$10,533

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,240	$15,538
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,094	3,536
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	2,848	2,464
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(341)	38
Net realized gains on sales of available-for-sale securities	(148)	0
Net realized and unrealized gains on trading securities	(1,454)	(251)
Proceeds from sale of trading securities	699	0
Purchase of trading securities	(363)	(144)
Gain on sale of loans	(401)	(323)
Net gains on dispositions of premises and equipment and foreclosed assets	(118)	(217)
Proceeds from sale of loans	17,330	10,084
Origination of loans held for sale	(18,594)	(10,774)
Income on bank owned life insurance	(687)	(739)
Stock-based compensation expense	867	949
Changes in:
Accrued interest receivable and other assets	(1,746)	(4,378)
Accrued interest payable, lease liabilities, and other liabilities	(1,611)	2,153
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,615	17,936
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	40,287	21,880
Proceeds from sales of available-for-sale securities	11,403	0
Purchase of available-for-sale securities	(55,987)	(70,013)
Loan origination and payments, net	(148,670)	(189,994)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	7	(1,172)
Purchase of premises and equipment	(3,900)	(896)
Proceeds from the sale of premises and equipment and foreclosed assets	385	538
NET CASH USED BY INVESTING ACTIVITIES	(156,475)	(239,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	164,286	220,951
Certificates of deposit	(40,310)	12,799
Purchase of treasury stock	(1,234)	(454)
Cash dividends paid	(5,182)	(5,046)
Repayment of long-term borrowings	(40,240)	(15,131)
Proceeds from long-term borrowings	0	50,000
Net change in short-term borrowings	52,907	(34,416)
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,227	228,703
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,633)	6,982
CASH AND CASH EQUIVALENTS, Beginning	45,563	35,345
CASH AND CASH EQUIVALENTS, Ending	$37,930	$42,327
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,356	$11,406
Income taxes	2,691	2,250
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$256	$3
Grant of restricted stock awards from treasury stock	$1,055	$933

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, April 1, 2019	$97,139	$178,662	$(1,702)	$860	$274,959
Net income		9,767			9,767
Other comprehensive income				5,238	5,238
Stock-based compensation expense	275				275
Purchase of treasury stock (40,000 shares)			(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (1,388 shares)			(39)		(39)
Cash dividends declared ($0.17 per share)		(2,591)			(2,591)
Balance, June 30, 2019	$97,414	$185,838	$(2,735)	$6,098	$286,615

Balance, April 1, 2018	$96,786	$152,872	$(602)	$(4,245)	$244,811
Net income		8,441			8,441
Other comprehensive loss				(1,103)	(1,103)
Forfeiture of restricted stock award grants (130 shares)	1		(4)		(3)
Stock-based compensation expense	272				272
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (79 shares)			(2)		(2)
Cash dividends declared ($0.165 per share)		(2,523)			(2,523)
Balance, June 30, 2018	$97,059	$158,790	$(608)	$(5,348)	$249,893

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2019	$97,602	$171,780	$(2,556)	$(3,996)	$262,830
Net income		19,240			19,240
Other comprehensive income				10,094	10,094
Restricted stock award grants (39,790 shares)	(1,055)		1,055		0
Stock-based compensation expense	867				867
Purchase of treasury stock (40,000 shares)			(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (9,088 shares)			(240)		(240)
Cash dividends declared ($0.34 per share)		(5,182)			(5,182)
Balance, June 30, 2019	$97,414	$185,838	$(2,735)	$6,098	$286,615

Balance, January 1, 2018	$97,042	$148,298	$(1,087)	$(343)	$243,910
Net income		15,538			15,538
Other comprehensive loss				(5,005)	(5,005)
Forfeiture of restricted stock award grants (130 shares)	1		(4)		(3)
Restricted stock award grants (37,708 shares)	(933)		933		0
Stock-based compensation expense	949				949
Purchase of treasury stock (10,769 shares)			(286)		(286)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,119 shares)			(164)		(164)
Cash dividends declared ($0.33 per share)		(5,046)			(5,046)
Balance, June 30, 2018	$97,059	$158,790	$(608)	$(5,348)	$249,893

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2018 (the “2018 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    STOCK COMPENSATION

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants, including time-based and performance-based shares of restricted stock. The Corporation previously maintained the CNB Financial Corporation 2009 Stock Incentive Plan, which terminated in accordance with its terms on February 10, 2019, and currently maintains the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan"), which was approved by the Corporation’s shareholders and became effective on April 16, 2019.

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At June 30, 2019, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three or six month periods ended June 30, 2019 and 2018.
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
Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $275 and $867 for the three and six months ended June 30, 2019 and $272 and $949 for the three and six months ended June 30, 2018. There was $911 and $775 of total unrecognized compensation cost related to unvested restricted stock awards, as of June 30, 2019 and December 31, 2018, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $58 and $182 for the three and six months ended June 30, 2019 and $57 and $199 for the three and six months ended June 30, 2018, respectively.

A summary of changes in time-based nonvested restricted stock awards for the three months ended June 30, 2019 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	67,769	$24.79
Vested	(3,611)	23.42
Nonvested at end of period	64,158	$24.87

A summary of changes in time-based nonvested restricted stock awards for the six months ended June 30, 2019 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	75,889	$23.20
Granted	25,940	25.27
Vested	(37,671)	21.76
Nonvested at end of period	64,158	$24.87

The above table excludes 13,850 shares in restricted stock awards that were granted at a weighted average fair value of $25.27 and immediately vested. Compensation expense resulting from the immediately vested shares was $0 and $350 for the three and six months ended June 30, 2019 and is included in the previously disclosed $275 and $867 above, respectively.

The fair value of shares vested was $101 and $1,328 during the three and six months ended June 30, 2019 and $9 and $1,471 for the three and six months ended June 30, 2018.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at June 30, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$140,727	$0	$140,727	$0
States and political subdivisions	119,454	0	119,454	0
Residential and multi-family mortgage	233,064	0	233,064	0
Corporate notes and bonds	11,889	0	11,889	0
Pooled SBA	27,876	0	27,876	0
Other	960	960	0	0
Total Securities Available For Sale	$533,970	$960	$533,010	$0
Interest Rate swaps	$1,802	$0	$1,802	$0
Trading Securities:
Corporate equity securities	$7,155	$7,155	$0	$0
Mutual funds	916	916	0	0
Certificates of deposit	179	179	0	0
Corporate notes and bonds	603	603	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$8,904	$8,853	$51	$0
Liabilities:
Interest rate swaps	$(2,328)	$0	$(2,328)	$0

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$132,694	$0	$132,694	$0
States and political subdivisions	136,031	0	136,031	0
Residential and multi-family mortgage	206,053	0	206,053	0
Corporate notes and bonds	11,777	0	11,777	0
Pooled SBA	29,374	0	29,374	0
Other	934	934	0	0
Total Securities Available For Sale	$516,863	$934	$515,929	$0
Interest Rate swaps	$485	$0	$485	$0
Trading Securities:
Corporate equity securities	$5,828	$5,828	$0	$0
Mutual funds	1,058	1,058	0	0
Certificates of deposit	268	268	0	0
Corporate notes and bonds	581	581	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$7,786	$7,735	$51	$0
Liabilities:
Interest rate swaps	$(686)	$0	$(686)	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at June 30, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$631	0	0	$631
Commercial mortgages	$933	0	0	$933

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$2,055	0	0	$2,055
Commercial mortgages	$679	0	0	$679

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$631	Valuation of third party appraisal on underlying collateral	Loss severity rates	48%-61% (58%)
Impaired loans – commercial mortgages	$933	Valuation of third party appraisal on underlying collateral	Loss severity rates	0-100% (66%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$2,055	Valuation of third party appraisal on underlying collateral	Loss severity rates	20%-60% (34%)
Impaired loans – commercial mortgages	$679	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-39% (33%)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at June 30, 2019:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$37,930	$37,930	$0	$0	$37,930
Securities available for sale	533,970	960	533,010	0	533,970
Trading securities	8,904	8,853	51	0	8,904
Loans held for sale	2,032	0	2,037	0	2,037
Net loans	2,600,921	0	0	2,578,210	2,578,210
FHLB and other restricted interests	24,501	n/a	n/a	n/a	n/a
Interest rate swaps	1,802	0	1,802	0	1,802
Accrued interest receivable	12,020	6	3,310	8,704	12,020
LIABILITIES
Deposits	$(2,734,762)	$(2,379,635)	$(355,750)	$0	$(2,735,385)
FHLB and other borrowings	(257,784)	0	(260,361)	0	(260,361)
Subordinated debentures	(70,620)	0	(64,791)	0	(64,791)
Interest rate swaps	(2,328)	0	(2,328)	0	(2,328)
Accrued interest payable	(990)	0	(990)	0	(990)
The following table presents the carrying amount and fair value of financial instruments at December 31, 2018:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$45,563	$45,563	$0	$0	$45,563
Securities available for sale	516,863	934	515,929	0	516,863
Trading securities	7,786	7,735	51	0	7,786
Loans held for sale	367	0	368	0	368
Net loans	2,454,853	0	0	2,433,417	2,433,417
FHLB and other restricted interests	24,508	n/a	n/a	n/a	n/a
Interest rate swaps	485	0	485	0	485
Accrued interest receivable	10,843	6	3,368	7,469	10,843
LIABILITIES
Deposits	$(2,610,786)	$(2,215,349)	$(397,370)	$0	$(2,612,719)
FHLB and other borrowings	(245,117)	0	(242,592)	0	(242,592)
Subordinated debentures	(70,620)	0	(65,794)	0	(65,794)
Interest rate swaps	(686)	0	(686)	0	(686)
Accrued interest payable	(863)	0	(863)	0	(863)

In accordance with our adoption of Accounting Standards Update ("ASU") 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

4.    SECURITIES
Securities available for sale at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019				December 31, 2018
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$138,235	$2,633	$(141)	$140,727	$134,010	$254	$(1,570)	$132,694
State & political subdivisions	116,140	3,387	(73)	119,454	134,662	1,942	(573)	136,031
Residential & multi-family mortgage	229,925	4,086	(947)	233,064	209,126	500	(3,573)	206,053
Corporate notes & bonds	12,352	16	(479)	11,889	12,356	22	(601)	11,777
Pooled SBA	27,671	373	(168)	27,876	30,163	135	(924)	29,374
Other	1,020	0	(60)	960	1,020	0	(86)	934
Total	$525,343	$10,495	$(1,868)	$533,970	$521,337	$2,853	$(7,327)	$516,863

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Corporate equity securities	$7,155	$5,828
Mutual funds	916	1,058
Certificates of deposit	179	268
Corporate notes and bonds	603	581
U.S. Government sponsored entities	51	51
Total	$8,904	$7,786

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2019

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$0	$0	$35,941	$(141)	$35,941	$(141)
State & political subdivisions	870	0	732	(73)	1,602	(73)
Residential & multi-family mortgage	8,001	(57)	51,298	(890)	59,299	(947)
Corporate notes & bonds	0	0	9,522	(479)	9,522	(479)
Pooled SBA	0	0	13,975	(168)	13,975	(168)
Other	0	0	960	(60)	960	(60)
	$8,871	$(57)	$112,428	$(1,811)	$121,299	$(1,868)

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$14,786	$(41)	$70,676	$(1,529)	$85,462	$(1,570)
State & political subdivisions	13,834	(62)	21,080	(511)	34,914	(573)
Residential & multi-family mortgage	69,015	(656)	87,286	(2,917)	156,301	(3,573)
Corporate notes & bonds	0	0	9,759	(601)	9,759	(601)
Pooled SBA	760	(7)	20,795	(917)	21,555	(924)
Other	0	0	934	(86)	934	(86)
	$98,395	$(766)	$210,530	$(6,561)	$308,925	$(7,327)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2019 and December 31, 2018, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at June 30, 2019 and December 31, 2018 to be temporary.
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
As of June 30, 2019 and December 31, 2018, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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
On June 30, 2019 and December 31, 2018, securities carried at $261,059 and $290,717, respectively, were pledged to secure public deposits and for other purposes as provided by law.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2019	$0	$0	$0
Three months ended June 30, 2018	$0	$0	$0
Six months ended June 30, 2019	$11,403	$152	$4
Six months ended June 30, 2018	$0	$0	$0

The tax provision related to these net realized gains was $0 and $31 during the three and six months ended June 30, 2019.

The following is a schedule of the contractual maturity of securities available for sale at June 30, 2019:

	Amortized Cost	Fair Value
1 year or less	$76,122	$75,987
1 year – 5 years	113,884	115,445
5 years – 10 years	71,326	75,086
After 10 years	5,395	5,552
	266,727	272,070
Residential and multi-family mortgage	229,925	233,064
Pooled SBA	27,671	27,876
Other	1,020	960
Total debt securities	$525,343	$533,970

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.    LOANS
Total net loans at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Commercial, industrial, and agricultural	$993,629	$916,297
Commercial mortgages	750,334	697,776
Residential real estate	786,354	771,309
Consumer	89,331	86,035
Credit cards	7,284	7,623
Overdrafts	337	308
Less: unearned discount	(4,911)	(4,791)
allowance for loan losses	(21,437)	(19,704)
Loans, net	$2,600,921	$2,454,853

At June 30, 2019 and December 31, 2018, net unamortized loan fees of $3,374 and $3,175, respectively, have been included in the carrying value of loans.

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
Commercial, industrial, and agricultural loans comprised 38% and 37% of the Corporation’s total loan portfolio at June 30, 2019 and December 31, 2018, respectively. Commercial mortgage loans comprised 29% and 28% of the Corporation’s total loan portfolio at June 30, 2019 and December 31, 2018, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.
Residential real estate loans comprised 30% and 31% of the Corporation’s total loan portfolio at June 30, 2019 and December 31, 2018, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage.

The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 4% of the total loan portfolio at both June 30, 2019 and December 31, 2018. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended June 30, 2019 were as follows:

	Commercial,Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2019	$7,787	$8,846	$1,383	$2,040	$105	$185	$20,346
Charge-offs	0	0	(146)	(513)	(26)	(88)	(773)
Recoveries	4	16	2	28	1	25	76
Provision (benefit) for loan losses	317	676	164	586	7	38	1,788
Allowance for loan losses, June 30, 2019	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437
Transactions in the allowance for loan losses for the six months ended June 30, 2019 were as follows:

	Commercial,Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	0	(2)	(244)	(1,062)	(52)	(216)	(1,576)
Recoveries	8	1	67	74	6	59	215
Provision (benefit) for loan losses	759	2,049	(576)	752	30	80	3,094
Allowance for loan losses, June 30, 2019	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437
Transactions in the allowance for loan losses for the three months ended June 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2018	$6,282	$10,020	$2,052	$2,065	$123	$214	$20,756
Charge-offs	0	0	(77)	(551)	(26)	(56)	(710)
Recoveries	94	0	9	35	17	16	171
Provision (benefit) for loan losses	767	595	(84)	607	(13)	33	1,905
Allowance for loan losses, June 30, 2018	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122

Transactions in the allowance for loan losses for the six months ended June 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(31)	0	(77)	(1,141)	(45)	(142)	(1,436)
Recoveries	162	0	12	84	24	47	329
Provision (benefit) for loan losses	852	1,608	(68)	1,034	2	108	3,536
Allowance for loan losses, June 30, 2018	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

June 30, 2019

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$222	$664	$0	$0	$0	$0	$886
Collectively evaluated for impairment	7,795	4,154	1,403	2,141	87	160	15,740
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	91	4,720	0	0	0	0	4,811
Total ending allowance balance	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437
Loans:
Individually evaluated for impairment	$1,666	$1,435	$472	$0	$0	$0	$3,573
Collectively evaluated for impairment	988,617	738,828	785,882	89,331	7,284	337	2,610,279
Acquired with deteriorated credit quality	0	545	0	0	0	0	545
Modified in a troubled debt restructuring	3,346	9,526	0	0	0	0	12,872
Total ending loans balance	$993,629	$750,334	$786,354	$89,331	$7,284	$337	$2,627,269

December 31, 2018

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$54	$4	$100	$0	$0	$10	$168
Collectively evaluated for impairment	7,183	3,036	2,056	2,377	103	227	14,982
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	104	4,450	0	0	0	0	4,554
Total ending allowance balance	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Loans:
Individually evaluated for impairment	$1,334	1,446	502	0	0	10	$3,292
Collectively evaluated for impairment	910,386	685,714	770,807	86,035	7,623	298	2,460,863
Acquired with deteriorated credit quality	0	567	0	0	0	0	567
Modified in a troubled debt restructuring	4,577	10,049	0	0	0	0	14,626
Total ending loans balance	$916,297	697,776	771,309	86,035	7,623	308	$2,479,348

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:
June 30, 2019

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,829	$1,268	$313
Commercial mortgage	8,179	7,790	5,384
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,493	3,744	0
Commercial mortgage	4,084	3,171	0
Residential real estate	492	472	0
Total	$20,077	$16,445	$5,697
December 31, 2018

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,053	$3,037	$158
Commercial mortgage	10,799	6,709	4,454
Residential real estate	502	502	100
Overdrafts	10	10	10
With no related allowance recorded:
Commercial, industrial, and agricultural	3,684	2,874	0
Commercial mortgage	5,659	4,786	0
Residential real estate	0	0	0
Overdrafts	0	0	0
Total	$23,707	$17,918	$4,722

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,273	$27	$27	$3,838	$21	$21
Commercial mortgage	7,807	46	46	8,738	56	56
Residential real estate	0	0	0	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,811	32	32	5,326	45	45
Commercial mortgage	3,257	20	20	5,490	33	33
Residential real estate	485	4	4	0	0	0
Total	$16,633	$129	$129	$23,392	$155	$155

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,861	$65	$65	$3,197	$43	$43
Commercial mortgage	7,441	86	86	9,069	74	74
Residential real estate	0	0	0	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,499	86	86	5,045	91	91
Commercial mortgage	3,767	38	38	4,463	46	46
Residential real estate	490	11	11	0	0	0
Total	$17,058	$286	$286	$21,774	$254	$254

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,263	$248	$2,076	$487
Commercial mortgages	6,219	0	6,329	53
Residential real estate	4,824	195	5,187	299
Consumer	554	—	670	43
Credit cards	0	21	0	5
Total	$14,860	$464	$14,262	$887

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans.
June 30, 2019

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$3,221	$2,607	$2,983	$8,811	$984,818	$993,629
Commercial mortgages	904	5,283	4,111	10,298	740,036	750,334
Residential real estate	3,704	774	2,757	7,235	779,119	786,354
Consumer	460	153	284	897	88,434	89,331
Credit cards	105	5	21	131	7,153	7,284
Overdrafts	0	0	0	0	337	337
Total	$8,394	$8,822	$10,156	$27,372	$2,599,897	$2,627,269

December 31, 2018

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,339	$9	$2,264	$4,612	$911,685	$916,297
Commercial mortgages	758	3,055	283	4,096	693,680	697,776
Residential real estate	3,982	1,257	3,988	9,227	762,082	771,309
Consumer	470	282	363	1,115	84,920	86,035
Credit cards	59	15	5	79	7,544	7,623
Overdrafts	0	0	0	0	308	308
Total	$7,608	$4,618	$6,903	$19,129	$2,460,219	$2,479,348

Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$3,346	$91	10	$4,577	$104
Commercial mortgages	15	9,526	4,720	15	10,049	4,450
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	25	$12,872	$4,811	25	$14,626	$4,554

There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2019 and four loans modified as troubled debt restructurings during the three and six months ended June 30, 2018.

	Three and six months ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	4	1,091	1,091
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	4	$1,091	$1,091

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended June 30, 2019 and June 30, 2018. There were no principal balances were forgiven in connection with the loan restructurings.

In order to determine whether a borrower is experiencing financial difficulty, the Corporation evaluates the probability that the borrower will default on any of its debt payments in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies. The Corporation has no further loan commitments to customers whose loans are classified as a troubled debt restructuring.

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
June 30, 2019

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$952,065	$23,169	$18,395	$0	$993,629
Commercial mortgages	730,455	8,935	10,944	0	750,334
Total	$1,682,520	$32,104	$29,339	$0	$1,743,963
December 31, 2018

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$890,360	$10,484	$15,453	$0	$916,297
Commercial mortgages	684,806	3,236	9,734	0	697,776
Total	$1,575,166	$13,720	$25,187	$0	$1,614,073

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$781,335	$88,777	$7,263	$765,823	$85,322	$7,618
Nonperforming	5,019	554	21	5,486	713	5
Total	$786,354	$89,331	$7,284	$771,309	$86,035	$7,623

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

Holiday’s loan portfolio is summarized as follows at June 30, 2019 and December 31, 2018:

	6/30/2019	12/31/2018
Consumer	$26,898	$26,568
Less: unearned discount	(4,911)	(4,791)
Total	$21,987	$21,777

6. DEPOSITS
Total deposits at June 30, 2019 and December 31, 2018 are summarized as follows:

	6/30/2019	12/31/2018	Percentage Change
Checking, non-interest bearing	$352,570	$356,797	(1.2)%
Checking, interest bearing	597,558	600,046	(0.4)%
Savings accounts	1,429,507	1,258,506	13.6%
Certificates of deposit	355,127	395,437	(10.2)%
	$2,734,762	$2,610,786	4.7%

7.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2019 and 2018, there were no outstanding stock options to include in the diluted earnings per share calculations and the impact of performance based shares was immaterial.
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.
The computation of basic and diluted earnings per share is shown below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic earnings per common share computation:
Net income per consolidated statements of income	$9,767	$8,441	$19,240	$15,538
Net earnings allocated to participating securities	(40)	(39)	(78)	(73)
Net earnings allocated to common stock	$9,727	$8,402	$19,162	$15,465
Distributed earnings allocated to common stock	$2,580	$2,510	$5,160	$5,019
Undistributed earnings allocated to common stock	7,147	5,892	14,002	10,446
Net earnings allocated to common stock	$9,727	$8,402	$19,162	$15,465
Weighted average common shares outstanding, including shares considered participating securities	15,230	15,286	15,230	15,279
Less: Average participating securities	(62)	(69)	(62)	(70)
Weighted average shares	15,168	15,217	15,168	15,209
Basic earnings per common share	$0.64	$0.55	$1.26	$1.02
Diluted earnings per common share computation:
Net earnings allocated to common stock	$9,727	$8,402	$19,162	$15,465
Weighted average common shares outstanding for basic earnings per common share	15,168	15,217	15,168	15,209
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0
Weighted average shares and dilutive potential common shares	15,168	15,217	15,168	15,209
Diluted earnings per common share	$0.64	$0.55	$1.26	$1.02

8.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At June 30, 2019, the variable rate on the subordinated debt was 3.96% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

In order to hedge cash flows associated with $10 million of the subordinated note discussed above, on May 3, 2011, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2013 that expired in September 2018. The Corporation’s objective in using this derivative was to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involved the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount.
As of June 30, 2019 and December 31, 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:

		Fair value as of
	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate contracts	Accrued interest and other liabilities	$(526)	$(201)

For the Three Months Ended June 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(162)	Interest expense – subordinated debentures	$(14)	Other income	$0
For the Six Months Ended June 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(257)	Interest expense – subordinated debentures	$(20)	Other income	$0
For the Three Months Ended June 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$37	Interest expense – subordinated debentures	$(46)	Other income	$0
For the Six Months Ended June 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$99	Interest expense – subordinated debentures	$(105)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $58.

As of June 30, 2019 and December 31, 2018, a cash collateral balance in the amount of $600 and $200, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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
The Corporation pledged cash collateral to another financial institution with a balance $1,850 as of June 30, 2019 and $750 as of December 31, 2018. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.
The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of June 30, 2019 and December 31, 2018:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2019
3rd Party interest rate swaps	$35,956	8.2	4.13%	1 month LIBOR + 2.27%	$1,802	(a)
Customer interest rate swaps	(35,956)	8.2	4.13%	1 month LIBOR + 2.27%	(1,802)	(b)
December 31, 2018
3rd Party interest rate swaps	$23,152	7.2	3.85%	1 month LIBOR + 2.24%	$485	(a)
Customer interest rate swaps	(23,152)	7.2	3.85%	1 month LIBOR + 2.24	(485)	(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Corporation's non-interest income by revenue stream and reportable segment for the three and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Non-interest Income
Service charges on deposit accounts	$1,569	$1,271	$3,050	$2,518
Wealth and asset management fees	1,202	1,090	2,244	2,120
Mortgage banking (1)	370	310	609	518
Card processing and interchange income	1,221	1,103	2,250	2,074
Net gains (losses) on sales of securities (1)	0	0	148	0
Other income	2,430	1,832	4,644	3,127
Total non-interest income	$6,792	$5,606	$12,945	$10,357
(1) Not within scope of ASU 2014-9

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit card fees and gains (losses) on sale of other real estate owned not financed by the Corporation, are not within the scope of ASU 2014-9. As a result, no changes were made during the period related to these sources of revenue, which comprised 89.5% and 89.8% of the total revenue of the Corporation for the three and six months ended June 30, 2019 and 88.9% and 88.8% for the three and six months ended June 30, 2018, respectively.

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

10.    LEASES

As of January 1, 2019, the Corporation adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily ASU 2016-02 and subsequent updates. This guidance requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model. The Corporation adopted the provisions of ASU 2016-02 on January 1, 2019, and elected several practical expedients made available by the FASB. Specifically, the Corporation elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Corporation elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. As a result, the Corporation recognized approximately $12.5 million of right of use assets, approximately $800 thousand in prepaid rent, and $13.3 million of related lease liabilities as of January 1, 2019.

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

Leases	Classification	June 30, 2019
Assets:
Operating lease assets	Operating lease assets	$17,082
Finance lease assets	Premises and equipment, net (1)	536
Total leased assets		$17,618

Liabilities:
Operating lease liabilities	Operating lease liabilities	$17,862
Finance lease liabilities	Accrued interest payable and other liabilities	666
Total leased liabilities		$18,528
(1) Finance lease assets are recorded net of accumulated amortization of $680 as of June 30, 2019.
The components of the Corporation's net lease expense for the three and six months ended June 30, 2019 were as follows:

		Three months ended June 30,	Six months ended June 30,
Lease Cost	Classification	2019	2019
Operating lease cost	Net occupancy expense	$400	$805
Variable lease cost	Net occupancy expense	15	49
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	36
Interest on lease liabilities	Interest expense - borrowed funds	8	16
Sublease income (1)	Net occupancy expense	(20)	(41)
Net lease cost		$421	$865
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of June 30, 2019:

Maturity of Lease Liabilities as of June 30, 2019	Operating Leases (1)	Finance Leases	Total
2019	$678	$52	$730
2020	1,430	105	1,535
2021	1,483	105	1,588
2022	1,537	105	1,642
2023	1,458	105	1,563
After 2023	17,938	315	18,253
Total lease payments	24,524	787	25,311
Less: Interest	6,662	121	6,783
Present value of lease liabilities	$17,862	$666	$18,528
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $3,173 of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of the six months ended June 30, 2019 was as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	17.1
Finance leases	7.5

Weighted-average discount rate
Operating leases	3.61%
Finance leases	4.54%

Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$409
Leased assets obtained in exchange from new operating lease liabilities	17,586

11.    CONTINGENCY

On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of $1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability as of June 30, 2019 is $246, of which $96 was accrued and previously reported in state and local tax expense in the consolidated statement of income during the year ended December 31, 2018. The remaining balance that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The Corporation appealed the notice of assessment to the Pennsylvania Board of Appeals and the appeal was denied. The Corporation is in the process of appealing the assessment to the Pennsylvania Board of Finance and Revenue. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current GAAP. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses."  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, "Leases." In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things. In May 2019, ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Corporation has formed a committee comprised of individuals from different disciplines, including credit administration, finance, loan servicing and information technology, to evaluate the requirements of the new standard and the impact it will have on current processes. Management continues to work through their implementation plan, including refinement of model assumptions, parallel testing, documentation of processes and internal controls and policy development with the assistance of a third-party. The new guidance is expected to be heavily influenced by an assessment of the composition, characteristics and credit quality of the Corporation's loan and investment securities portfolio, as well as the economic conditions in effect at the adoption date. The impact to the financial statements is yet to be determined.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, CNB Bank (the “Bank”), provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. As ERIEBANK, a division of the Bank, the Bank operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula and Lake. As FCBank, a division of the Bank, the Bank operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. As Bank on Buffalo, a division of the Bank, the Bank operates in Erie and Niagara counties, New York. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the Federal Deposit Insurance Corporation.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2018, included in its 2018 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019, or any future period. The average balances, average yields, return on average assets, return on average equity, net interest margin and total net loan charge-offs to average loans annualized return calculations were refined. Prior periods were adjusted to be comparative to the current period. The impact of the change was immaterial.

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

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced non-interest income, which is expected to more than offset increases in non-interest expenses in 2019 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well positioned to sustain core earnings during 2019. Although the Corporation's discussion regarding its financial performance distinguishes between certain markets and Private Banking, it does not meet the criteria for discrete segment reporting of its operating results. Management's conclusion was based on the limited level of financial information available to segregate operating results, coupled with the fact that no operating results are available for the Corporation's Chief Operating Decision Maker (CODM) to review on a regular basis. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $37.9 million at June 30, 2019 compared to $45.6 million at December 31, 2018. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, customer deposits, Federal Home Loan Bank ("FHLB") financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due.

SECURITIES

Securities available for sale and trading securities totaled $542.9 million and $524.6 million at June 30, 2019 and December 31, 2018, respectively. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity provided by the portfolio.  As of June 30, 2019 and December 31, 2018, the securities portfolio as a percentage of total assets was 16.0% and 16.3%, respectively. Note 4 to the consolidated financial statements  provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

Corporation's total loan portfolio, net of unearned, reached $2.6 billion as of June 30, 2019, resulting in an increase of $148 million, or 12.0%, on an annualized basis during the first six months of 2019. Over the same time period, this increase was driven by commercial and industrial loans, which increased $77.3 million, or 17.0%, on an annualized basis, while commercial real estate loans contributed an increase of $52.6 million, or 15.2%, on an annualized basis. Loan growth during the first six months of 2019 was attributable to Private Banking and our Buffalo market, which increased $21.1 million, or 23.2% (annualized), and $61.0 million, or 47.6% (annualized), respectively. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis. The Corporation expects continued strong loan demand through the remainder of 2019.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by provisions for losses in the loan portfolio as well as overdrafts in deposit accounts. These provisions are charged against current income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance. The provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve for probable incurred losses. Management’s judgment is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors.

The following table below presents activity within the allowance account for the specified periods:

	Six months ending June 30, 2019	Year ending December 31, 2018	Six months ending June 30, 2018
Balance at beginning of period	$19,704	$19,693	$19,693
Charge-offs:
Commercial, industrial, and agricultural	0	(253)	(31)
Commercial mortgages	(2)	(3,337)	0
Residential real estate	(244)	(315)	(77)
Consumer	(1,062)	(2,279)	(1,141)
Credit cards	(52)	(90)	(45)
Overdrafts	(216)	(319)	(142)
	(1,576)	(6,593)	(1,436)
Recoveries:
Commercial, industrial, and agricultural	8	171	162
Commercial mortgages	1	30	0
Residential real estate	67	67	12
Consumer	74	141	84
Credit cards	6	33	24
Overdraft deposit accounts	59	90	47
	215	532	329
Net charge-offs	(1,361)	(6,061)	(1,107)
Provision for loan losses	3,094	6,072	3,536
Balance at end of period	$21,437	$19,704	$22,122
Loans, net of unearned	$2,622,358	$2,474,557	$2,335,292
Allowance to net loans	0.82%	0.80%	0.95%
Net charge-offs to average loans (annualized)	0.11%	0.26%	0.10%
Nonperforming assets	$15,764	$15,567	$23,451
Nonperforming % of total assets	0.46%	0.48%	0.78%

The adequacy of the allowance for loan losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order to better analyze the entire pool. First is a selection of classified loans that is given a specific reserve. The remaining loans are pooled, by category, into the following segments:

Reviewed

•	Commercial, industrial, and agricultural

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

The reviewed loan pools above are further segregated into four categories of risk: pass rated, special mention, substandard, and doubtful. Historical loss factors are calculated for each pool, excluding overdrafts, based on the previous eight quarters of experience. The homogeneous loan pools are evaluated by analyzing the historical loss factors from the most recent eight quarter ends.

The historical loss factors for both the reviewed and homogeneous loan pools are further adjusted based on the following six qualitative factors:

•	Levels of and trends in delinquencies, non-accrual loans, and classified loans;

•	Trends in volume and terms of loans;

•	Effects of any changes in lending policies and procedures;

•	Experience and ability of management;

•	National and local economic trends and conditions; and

•	Concentrations of credit.

The methodology described above was developed based upon the experience of the Corporation’s management team, guidance from the regulatory agencies, expertise of a third-party loan review provider and discussions with peers. The resulting factors are applied to the loan pool balances in order to estimate the probable risk of loss within each loan pool. Prudent business practices dictate that the level of the allowance for loan losses, as well as corresponding charges to the provision for loan losses, should be commensurate with identified areas of risk within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

The analysis also considers numerous historical and other factors to analyze the adequacy of the allowance for loan losses and charges against the provision for loan losses. Management pays special attention to a section of the analysis that compares and plots the actual level of the allowance for loan losses against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the “spread” at that time, as well as for prior periods, management can evaluate the current adequacy of the allowance as well as evaluate any developing trends. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial credits, most significantly in commercial and industrial loans and commercial real estate loans.

As mentioned in the “Loans” section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management also recognizes and considers the fact that risk is more pronounced in these types of credits and is, to a greater degree than with other loans, driven by the economic environment in which the debtor’s business operates.

In the first six months of 2019, one commercial real estate loan that was impaired at year end 2018 experienced further deterioration, resulting in an additional provision for loan losses of $664 thousand. As of June 30, 2019, the outstanding principal balance of the loan, net of the reserve recorded on this loan, is $771 thousand. The allowance for loans collectively evaluated for impairment was 0.60% at June 30, 2019, compared to 0.64% at June 30, 2018. This decrease was due to organic growth the loan portfolio, coupled with a continued strong credit quality risk profile and lower historical loss levels.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at June 30, 2019.

DEPOSITS

The Corporation considers deposits to be its primary source of funding growth in assets. At June 30, 2019, total deposits of $2.7 billion reflected an increase of $124 million, or 9.6%, on an annualized basis, during the first six months of 2019. Growth in deposits was driven by targeted customer acquisition strategies aimed at core deposits that, over time, tend to be a more stable source of funding. As a result of our customer acquisition strategies, during the first six month of 2019 Private Banking contributed to an increase in total deposits of $47.0 million, or 25.8%, on an annualized basis, while the deposit portfolio in our Buffalo market grew $102 million, or 81.7%, on an annualized basis.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt when evaluating funding needs. During the first six months of 2019, short-term borrowings from the FHLB increased to $52.9 million, from zero at December 31, 2018, as a supplemental funding source for the Corporation.

Periodically, the Corporation utilizes borrowings from the FHLB and other lenders as a supplemental strategy to meet funding obligations or match fund certain assets. As part of the Corporation's liquidity management, management plans to continue to maintain a robust level of short-term and long-term borrowing capacity as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a source of strength for its growth. Total shareholders’ equity was $286.6 million at June 30, 2019, reflecting an increase of $23.8 million, or 9.0%, from $262.8 million at December 31, 2018. In the first six months of 2019, the Corporation earned $19.2 million and declared dividends of $5.2 million, resulting in a dividend payout ratio of 26.9% of net income. In addition, during the first six months of 2019, accumulated OCI increased $10.1 million, partially offset by an increase of $179 thousand in treasury stock as a result of 40,000 shares repurchased.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Total risk-based capital ratio	13.00%	13.21%
Tier 1 capital ratio	10.23%	10.33%
Common equity tier 1 ratio	9.45%	9.50%
Leverage ratio	8.00%	7.87%
Tangible common equity/tangible assets (1)	7.36%	7.02%
Book value per share	$18.86	$17.28
Tangible book value per share (1)	$16.28	$14.69

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

	June 30, 2019	December 31, 2018
Shareholders’ equity	$286,615	$262,830
Less goodwill	38,730	38,730
Less core deposit intangible	396	727
Tangible common equity	$247,489	$223,373
Total assets	$3,400,974	$3,221,521
Less goodwill	38,730	38,730
Less core deposit intangible	396	727
Tangible assets	$3,361,848	$3,182,064
Ending shares outstanding	15,197,983	15,207,281
Tangible book value per share	$16.28	$14.69
Tangible common equity/tangible assets	7.36%	7.02%

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

OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, risk participation agreements, letters of credit, and overdraft protection, are issued to meet customer financing needs. These financial instruments are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The credit policies used for evaluating loans are the same as the policies used to make such commitments, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$42,370	$192,131	$46,265	$191,803
Unused lines of credit	13,562	430,159	14,390	429,456
Standby letters of credit	12,705	1,073	14,831	1,479

The fixed rate loan commitments at June 30, 2019 have interest rates ranging from 2.45% to 18.00% and maturities ranging from ten months to 35 years. The fixed rate loan commitments at December 31, 2018 have interest rates ranging from 2.45% to 18.00% and maturities ranging from one year to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of June 30, 2019 and December 31, 2018, unfunded capital commitments totaled $3,322 and $3,905, respectively, for the small business investment corporations and $1,252 and $1,434, respectively, for the low income housing partnerships. At June 30, 2019 and December 31, 2018, capital contributions to the small business investment corporations were $7,178 and $6,595, respectively, and capital contributions to the low income housing partnerships were $4,748 and $4,566, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	June 30, 2019			June 30, 2018
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$435,180	2.91%	$3,155	$332,683	2.58%	$2,180
Tax-Exempt (1,2)	84,267	3.44%	705	95,907	3.52%	833
Equity Securities (1,2)	17,860	6.15%	274	20,122	6.00%	301
Total securities	537,307	3.10%	4,134	448,712	2.93%	3,314
Loans:
Commercial (2)	969,330	5.37%	12,980	792,980	4.94%	9,775
Mortgage (2)	1,505,532	5.07%	19,032	1,430,327	4.85%	17,279
Consumer	90,957	11.03%	2,501	83,911	10.02%	2,096
Total loans (3)	2,565,819	5.39%	34,513	2,307,218	5.07%	29,150
Total earning assets	3,103,126	5.00%	$38,647	2,755,930	4.72%	$32,464
Non interest-bearing assets:
Cash and due from banks	43,941			32,351
Premises and equipment	68,086			50,106
Other assets	136,782			132,664
Allowance for loan losses	(20,566)			(21,233)
Total non interest-bearing assets	228,243			193,888
TOTAL ASSETS	$3,331,369			$2,949,818
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$586,111	0.43%	$622	$590,575	0.37%	$539
Savings	1,401,924	1.37%	4,804	1,007,013	0.72%	1,801
Time	350,594	2.03%	1,775	377,915	1.43%	1,347
Total interest-bearing deposits	2,338,629	1.24%	7,201	1,975,503	0.75%	3,687
Short-term borrowings	4,899	3.19%	39	53,708	1.98%	265
Long-term borrowings	236,742	2.12%	1,253	260,927	2.06%	1,339
Subordinated debentures	70,620	5.65%	995	70,620	5.58%	982
Total interest-bearing liabilities	2,650,890	1.44%	$9,488	2,360,758	1.07%	$6,273
Demand—non interest-bearing	355,058			313,400
Other liabilities	46,518			28,291
Total liabilities	3,052,466			2,702,449
Shareholders’ equity	278,903			247,369
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,331,369			$2,891,824
Interest income/Earning assets		5.00%	$38,647		4.72%	$32,464
Interest expense/Interest-bearing liabilities		1.44%	9,488		1.07%	6,273
Net interest spread		3.56%	$29,159		3.65%	$26,191
Interest income/Earning assets		5.00%	38,647		4.72%	32,464
Interest expense/Earning assets		1.23%	9,488		0.91%	6,273
Net interest margin		3.77%	$29,159		3.81%	$26,191

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

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	June 30, 2019			June 30, 2018
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$424,788	2.90%	$6,133	$325,103	2.55%	$4,164
Tax-Exempt (1,2)	91,388	3.48%	1,546	96,870	3.56%	1,683
Equity Securities (1,2)	18,228	6.13%	554	19,937	6.00%	593
Total securities	534,404	3.11%	8,233	441,910	2.92%	6,440
Loans:
Commercial (2)	951,175	5.38%	25,365	781,040	4.78%	18,507
Mortgage (2)	1,493,604	5.04%	37,295	1,394,064	4.80%	33,180
Consumer	89,966	10.97%	4,896	83,168	9.93%	4,095
Total loans (3)	2,534,745	5.37%	67,556	2,258,272	4.98%	55,782
Total earning assets	3,069,149	4.98%	$75,789	2,700,182	4.64%	$62,222
Non interest-bearing assets:
Cash and due from banks	36,994			28,653
Premises and equipment	67,237			50,347
Other assets	136,406			131,160
Allowance for loan losses	(20,218)			(20,599)
Total non interest-bearing assets	220,419			189,561
TOTAL ASSETS	$3,289,568			$2,889,743
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$572,632	0.42%	$1,204	$577,719	0.37%	$1,062
Savings	1,364,118	1.34%	9,094	961,240	0.62%	2,972
Time	360,055	1.95%	3,490	378,398	1.37%	2,577
Total interest-bearing deposits	2,296,805	1.21%	13,788	1,917,357	0.70%	6,611
Short-term borrowings	12,637	3.00%	188	64,630	1.80%	576
Long-term borrowings	239,455	2.12%	2,514	250,141	2.03%	2,516
Subordinated debentures	70,620	5.69%	1,993	70,620	5.30%	1,857
Total interest-bearing liabilities	2,619,517	1.42%	$18,483	2,302,748	1.01%	$11,560
Demand—non interest-bearing	350,399			313,028
Other liabilities	46,460			28,365
Total liabilities	3,016,376			2,644,141
Shareholders’ equity	273,192			245,602
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,289,568			$2,891,824
Interest income/Earning assets		4.98%	$75,789		4.64%	$62,222
Interest expense/Interest-bearing liabilities		1.42%	18,483		1.01%	11,560
Net interest spread		3.56%	$57,306		3.63%	$50,662
Interest income/Earning assets		4.98%	75,789		4.64%	62,222
Interest expense/Earning assets		1.21%	18,483		0.86%	11,560
Net interest margin		3.77%	$57,306		3.78%	$50,662

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 and 2018

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $9.8 million, or $0.64 per diluted share, in the second quarter of 2019, compared to $8.4 million, or $0.55 per diluted share, in the second quarter of 2018, reflecting increases of $1.3 million, or 15.7%, and $0.09 per diluted share, or 16.4%. The increases in earnings and earnings per diluted share are the result of a continued strong financial performance driven by organic growth. Total revenue (comprised of net interest income plus non-interest income) of $35.6 million for the three months ended June 30, 2019 increased $4.2 million, or 13.2%, from the comparable period in 2018, while total non-interest expense of $22.0 million for the second quarter of 2019 increased $2.4 million, or 12.5%, from the second quarter of 2018. Provision expense of $1.8 million for the second quarter of 2019 decreased $117 thousand, or 6.1%, from the same period in 2018.

The return on average assets and the return on average equity for the second quarter of 2019 were 1.18% and 14.05%, respectively, increasing from 1.15% and 13.69%, respectively, for the second quarter of 2018. Similarly, efficiency ratio of 61.06% for the second quarter of 2019 improved six basis points from 61.12% for the comparable period in 2018. The Corporation’s financial performance ratios continued to reflect a focus on profitability, based on organic growth in its diversified markets, coupled with efficient management of expenses and strong credit quality.

NET INTEREST MARGIN

Net interest margin on a fully tax equivalent basis was 3.77% and 3.81% for the quarters ended June 30, 2019 and 2018, respectively. The yield on earning assets increased 28 basis points to 45.00% for the quarter ended June 30, 2019 from 4.72% for the quarter ended June 30, 2018. The cost of interest-bearing liabilities increased 37 basis points to 1.44% for the quarter ended June 30, 2019  from 1.07% for the quarter ended June 30, 2018. The decrease of four basis points in net interest margin was a net result of the successful execution on our focus to attract and retain core customers, as a primary source of funding of organic loan growth.

PROVISION FOR LOAN LOSSES

During the quarter ended June 30, 2019, the Corporation recorded a provision for loan losses of $1.8 million, as compared to a provision for loan losses of $1.9 million for the quarter ended June 30, 2018. Net chargeoffs in the second quarter of 2019 were $697 thousand, compared to net chargeoffs of $539 thousand in the second quarter of 2018. Net chargeoffs of the Bank totaled $245 thousand and $94 thousand during the quarters ended June 30, 2019 and 2018, or 0.04% and 0.02%, respectively, of average Bank loans. Holiday recorded net chargeoffs totaling $452 thousand and $445 thousand during the quarters ended June 30, 2019 and 2018, respectively.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2019.

NON-INTEREST INCOME

There were no net realized gains on available-for-sale securities during the quarter ended June 30, 2019. Net realized and unrealized gains on trading securities were $654 thousand during the quarter ended June 30, 2019, compared to $237 thousand during the quarter ended June 30, 2018 as a result of a $463 thousand gain on sale of a restricted equity security (Visa Class B stock).

The Corporation had received 2,905 shares for Visa Class B stock pursuant to Visa's 2007 initial public offering. The carrying value of the shares was zero, which represented the Corporation's cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In the second quarter of 2019, the Corporation sold all of its Visa Class B stock.

Excluding the effects of securities transactions discussed above, non-interest income was $6.1 million for the quarter ended June 30, 2019, compared to $5.4 million for the quarter ended June 30, 2018, reflecting an increase of $769 thousand, or 14.3%.
This increase was driven primarily from organic deposit growth, resulting in service charges in deposit accounts increasing $298 thousand, or 23.4%, in the second quarter of 2019 compared to the second quarter of 2018. Finally, other non-interest income increased $169 thousand, or 31.7% in the second quarter of 2019 compared to the second quarter of 2018, due to a net increase in various categories.

NON-INTEREST EXPENSES

Total non-interest expenses were $22.0 million and $19.5 million for the quarters ended June 30, 2019 and 2018, respectively. Salaries and benefits expense increased $1.4 million, or 13.6%, during the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, primarily as a result of the expansion of staffing levels in several areas, including business development, risk management and customer service personnel. The remainder of the increase in non-interest expenses was primarily a result the Corporation's continued growth and the servicing of a larger customer base. Total households serviced at June 30, 2019 were 66,251, compared to 61,354 households at June 30, 2018, an increase of 8.0% resulting from our core deposit growth strategies in Private Banking and the Buffalo market, further enhancing their value contributions to the Corporation. The ratio of non-interest expenses to average assets was 2.65% and 2.66% during the quarters ended June 30, 2019 and 2018, respectively. Going forward, we intend to continue to invest in risk management and customer service resources to support the Corporation’s growth.

INCOME TAX EXPENSE

Income tax expense was $2.0 million during the three months ended June 30, 2019 and $1.5 million during the three months ended June 30, 2018, resulting in effective tax rates of 17.3% and 15.5%, respectively. The increase in the effective tax rate is primarily attributable to the Corporation’s growth being generated by taxable activities. The effective rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2019 and 2018 principally as a result of tax exempt income from securities and loans, as well as earnings from bank owned life insurance.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2019 and 2018

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $19.2 million, or $1.26 per diluted share, for the six months ended June 30, 2019, compared to $15.5 million, or $1.02 per diluted share, for the comparable period in 2018, reflecting increases of $3.7 million, or 23.8%, and $0.24 per diluted share, or 23.5%, respectively. The increase in earnings and earnings per diluted share are the result of a continued strong financial performance driven by organic growth. Total revenue of $69.5 million for the six months ended June 30, 2019 increased $9.2 million, or 15.3%, from the comparable period in 2018, while total non-interest expense of $43.2 million for the first six months of 2019 increased $4.6 million, or 12.0%, from the second quarter of 2018. Provision for loan losses of $3.1 million for the first six months of 2019 decreased $442 thousand, or 12.5%, from the comparable period in 2018.

The return on average assets and the return on average equity for the six months ended June 30, 2019 were 1.18% and 14.20%, respectively, increasing from 1.08% and 12.76%, respectively, for the six months ended June 30, 2018. The efficiency ratio of 61.59% for the first six months of 2019 improved 71 basis points from 62.30% for the first six months of 2018.

NET INTEREST MARGIN

Net interest margin on a fully tax equivalent basis was 3.77% and 3.78% for the six months ended June 30, 2019 and 2018, respectively. The yield on earning assets increased 34 basis points to 4.98% for the six months ended June 30, 2019, from 4.64% for the six months ended June 30, 2018. The cost of interest-bearing liabilities increased 41 basis points to 1.42% for the six months ended June 30, 2019 from 1.01% for the six months ended June 30, 2018.

PROVISION FOR LOAN LOSSES

During the six months ended June 30, 2019, the Corporation recorded a provision for loan losses of $3.1 million, as compared to a provision for loan losses of $3.5 million for the six months ended June 30, 2018. Net chargeoffs in the first six months of 2019 were $1.4 million, compared to net chargeoffs of $1.1 million in the first six months of 2018. Net chargeoffs of the Bank totaled $475 thousand and $139 thousand during the six months ended June 30, 2019 and 2018, or 0.04% and 0.01%, respectively, of average Bank loans. Holiday recorded net chargeoffs totaling $886 thousand and $968 thousand during the six months ended June 30, 2019 and 2018, respectively.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2019.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities were $148 thousand and zero during the six months ended June 30, 2019 and 2018, respectively. Net realized and unrealized gains on trading securities were $1.5 million during the six months ended June 30, 2019, compared to $251 thousand during the six months ended June 30, 2018, as a result of improvements in equity markets and a $463 thousand gain on sale of a restricted equity security (Visa Class B stock).

The Corporation had received 2,905 shares for Visa Class B stock pursuant to Visa's 2007 initial public offering. The carrying value of the shares was zero, which represented the Corporation's cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In the second quarter of 2019, the Corporation sold all of its Visa Class B stock.

Excluding the effects of securities transactions, non-interest income was $11.3 million for the six months ended June 30, 2019, compared to $10.1 million for the six months ended June 30, 2018.

As a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of $532 thousand, or 21.1%, in the first six months of 2019 compared to the first six months of 2018. Finally, other non-interest income increased $313 thousand, or 39.3% in the first six months of 2019 compared to the first six months of 2018 due to fluctuations in various fee income categories within other non-interest income.

NON-INTEREST EXPENSES

Total non-interest expenses were $43.2 million and $38.5 million for the six months ended June 30, 2019 and 2018, respectively. Salaries and benefits expense increased $2.7 million, or 13.9%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of the expansion of staffing levels in several areas, including business development, risk management and customer service personnel. The remainder of the increase in non-interest expenses was primarily a result the Corporation's continued growth and the servicing of a larger customer base. Total households serviced at June 30, 2019 were 66,251, compared to 61,354 households at June 30, 2018, an increase of 8.0%. The ratio of non-interest expenses to average assets was 2.65% and 2.69% during the six months ended June 30, 2019 and 2018, respectively.

INCOME TAX EXPENSE

Income tax expense was $4.0 million during the six months ended June 30, 2019 and $2.7 million during the six months ended June 30, 2018, resulting in effective tax rates of 17.2% and 14.6%, respectively. The increase in the effective tax rate is primarily attributable to the Corporation’s growth being generated by taxable activities. The effective rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2019 and 2018 principally as a result of tax exempt income from securities and loans, as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination and Branch Sale), Note 4 (Securities) and Note 5 (Loans) of the Corporation’s 2018 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no significant changes in the application of accounting policies since December 31, 2018.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2019, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

March 31, 2019
Change in Basis Points	% Change in Net Interest Income
400	8.9%
300	6.6%
200	4.8%
100	4.3%
(100)	(4.8)%
(200)	(6.6)%

ITEM 4

CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2019	0	$0	0	289,731
May 1 – 31, 2019	0	0	0	289,731
June 1 – 30, 2019	40,000	24.80	40,000	249,731

(1)
The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of June 30, 2019, there were 249,731 shares remaining in the program.

Additionally, during the quarter ended June 30, 2019, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the 2019 Stock Incentive Plan.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2019	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2019	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)