Form 10-Q
period 2019-09-30
CNB FINANCIAL CORP/PA
filed 2019-11-06
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒    No
The number of shares outstanding of the issuer’s common stock as of November 4, 2019:
COMMON STOCK, NO PAR VALUE PER SHARE: 15,196,501 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited) September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$47,089	$43,327
Interest bearing deposits with other banks	5,072	2,236
Total cash and cash equivalents	52,161	45,563
Securities available for sale	529,867	516,863
Trading securities	9,088	7,786
Loans held for sale	1,279	367
Loans	2,754,569	2,479,348
Less: unearned discount	(5,067)	(4,791)
Less: allowance for loan losses	(20,207)	(19,704)
Net loans	2,729,295	2,454,853
FHLB, other equity, and restricted equity interests	24,901	24,508
Premises and equipment, net	53,647	49,920
Operating lease assets	16,837	0
Bank owned life insurance	57,445	56,443
Mortgage servicing rights	1,504	1,495
Goodwill	38,730	38,730
Core deposit intangible	257	727
Accrued interest receivable and other assets	26,159	24,266
Total Assets	$3,541,170	$3,221,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$370,761	$356,797
Interest bearing deposits	2,504,834	2,253,989
Total deposits	2,875,595	2,610,786
Short-term borrowings	18,016	0
FHLB and other long term borrowings	230,085	245,117
Subordinated debentures	70,620	70,620
Operating lease liabilities	17,696	0
Accrued interest payable and other liabilities	32,125	32,168
Total liabilities	3,244,137	2,958,691
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,308,378 shares at September 30, 2019 and December 31, 2018	0	0
Additional paid in capital	97,690	97,602
Retained earnings	193,612	171,780
Treasury stock, at cost (112,807 shares at September 30, 2019 and 101,097 shares at December 31, 2018)	(2,799)	(2,556)
Accumulated other comprehensive income (loss)	8,530	(3,996)
Total shareholders’ equity	297,033	262,830
Total Liabilities and Shareholders’ Equity	$3,541,170	$3,221,521

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans including fees	$36,165	$30,385	$103,284	$85,817
Securities:
Taxable	3,093	2,698	9,226	6,862
Tax-exempt	562	677	1,843	2,054
Dividends	265	280	767	793
Total interest and dividend income	40,085	34,040	115,120	95,526
INTEREST EXPENSE:
Deposits	7,798	4,812	21,586	11,423
Borrowed funds	1,399	1,334	4,101	4,426
Subordinated debentures (includes $11, $44, $31 and $149 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	987	1,016	2,980	2,873
Total interest expense	10,184	7,162	28,667	18,722
NET INTEREST INCOME	29,901	26,878	86,453	76,804
PROVISION FOR LOAN LOSSES	2,118	1,095	5,212	4,631
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,783	25,783	81,241	72,173
NON-INTEREST INCOME:
Service charges on deposit accounts	1,676	1,584	4,726	4,102
Other service charges and fees	761	732	2,155	2,073
Wealth and asset management fees	1,238	1,031	3,482	3,151
Net realized gains on available-for-sale securities (includes $0, $0, $148 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	0	148	0
Net realized and unrealized gains on trading securities	197	421	1,651	672
Mortgage banking	408	283	1,017	801
Bank owned life insurance	315	335	1,002	1,074
Card processing and interchange income	1,195	1,066	3,445	3,140
Other	486	481	1,595	1,277
Total non-interest income	6,276	5,933	19,221	16,290
NON-INTEREST EXPENSES:
Salaries and benefits	11,633	11,429	34,040	31,095
Net occupancy expense	2,683	2,650	8,244	7,780
Amortization of core deposit intangible	139	222	470	718
Data processing	1,329	1,149	3,951	3,370
State and local taxes	956	808	2,678	2,494
Legal, professional, and examination fees	702	603	1,825	1,661
Advertising	626	554	1,510	1,732
FDIC insurance premiums	107	361	902	1,037
Card processing and interchange expenses	749	767	2,180	2,139
Other	2,520	2,251	8,803	7,310
Total non-interest expenses	21,444	20,794	64,603	59,336
INCOME BEFORE INCOME TAXES	12,615	10,922	35,859	29,127
INCOME TAX EXPENSE (includes ($2), ($9), $25 and ($31) income tax expense from reclassification items, respectively)	2,258	1,686	6,262	4,353
NET INCOME	$10,357	$9,236	$29,597	$24,774
EARNINGS PER SHARE:
Basic	$0.68	$0.60	$1.94	$1.62
Diluted	$0.68	$0.60	$1.94	$1.62
DIVIDENDS PER SHARE:
Cash dividends per share	$0.17	$0.17	$0.51	$0.50

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
NET INCOME	$10,357	$9,236	$29,597	$24,774
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $14, $0, $87 and ($4), respectively	(54)	1	(326)	16
Reclassification adjustment for losses recognized in earnings, net of tax of ($2), ($9), ($7) and ($31), respectively	9	35	24	118
	(45)	36	(302)	134
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of ($659), $653, ($3,441) and $2,010, respectively	2,477	(2,459)	12,945	(7,562)
Reclassification adjustment for realized gains included in net income, net of tax of $0, 0$, $31 and $0, respectively	0	0	(117)	0
	2,477	(2,459)	12,828	(7,562)
Other comprehensive income (loss)	2,432	(2,423)	12,526	(7,428)
COMPREHENSIVE INCOME	$12,789	$6,813	$42,123	$17,346

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,597	$24,774
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	5,212	4,631
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	4,156	3,661
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(540)	(472)
Net realized gains on sales of available-for-sale securities	(148)	0
Net realized and unrealized gains on trading securities	(1,651)	(672)
Proceeds from sale of trading securities	764	434
Purchase of trading securities	(415)	(1,499)
Gain on sale of loans	(696)	(510)
Net gains on dispositions of premises and equipment and foreclosed assets	(353)	(285)
Proceeds from sale of loans	29,729	18,811
Origination of loans held for sale	(30,107)	(18,404)
Income on bank owned life insurance	(1,002)	(1,074)
Stock-based compensation expense	1,109	1,218
Changes in:
Accrued interest receivable and other assets	(895)	(5,755)
Accrued interest payable, lease liabilities, and other liabilities	(3,278)	2,627
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,482	27,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	63,835	44,605
Proceeds from sales of available-for-sale securities	11,403	0
Purchase of available-for-sale securities	(72,542)	(167,473)
Loan origination and payments, net	(279,901)	(241,895)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(393)	(2,319)
Purchase of premises and equipment	(6,720)	(1,373)
Proceeds from the sale of premises and equipment and foreclosed assets	725	597
NET CASH USED BY INVESTING ACTIVITIES	(283,593)	(367,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	286,141	329,925
Certificates of deposit	(21,332)	24,639
Purchase of treasury stock	(1,319)	(454)
Cash dividends paid	(7,765)	(7,645)
Repayment of long-term borrowings	(45,385)	(22,732)
Proceeds from long-term borrowings	30,353	50,000
Net change in short-term borrowings	18,016	(32,205)
NET CASH PROVIDED BY FINANCING ACTIVITIES	258,709	341,528
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,598	1,155
CASH AND CASH EQUIVALENTS, Beginning	45,563	35,345
CASH AND CASH EQUIVALENTS, Ending	$52,161	$36,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,304	$17,722
Income taxes	5,014	4,250
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$1,473	$228
Grant of restricted stock awards from treasury stock	$1,076	$933

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, July 1, 2019	$97,414	$185,838	$(2,735)	$6,098	$286,615
Net income		10,357			10,357
Other comprehensive income				2,432	2,432
Forfeiture of restricted stock award grants (2,699 shares)	55		(71)		(16)
Performance based restricted stock award grants (798 shares)	(21)		21		0
Stock-based compensation expense	242				242
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (217 shares)			(6)		(6)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (294 shares)			(8)		(8)
Cash dividends declared ($0.17 per share)		(2,583)			(2,583)
Balance, September 30, 2019	$97,690	$193,612	$(2,799)	$8,530	$297,033

Balance, July 1, 2018	$97,059	$158,790	$(608)	$(5,348)	$249,893
Net income		9,236			9,236
Other comprehensive loss				(2,423)	(2,423)
Stock-based compensation expense	269				269
Cash dividends declared ($0.165 per share)		(2,599)			(2,599)
Balance, September 30, 2018	$97,328	$165,427	$(608)	$(7,771)	$254,376

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2019	$97,602	$171,780	$(2,556)	$(3,996)	$262,830
Net income		29,597			29,597
Other comprehensive income				12,526	12,526
Forfeiture of restricted stock award grants (2,699 shares)	55		(71)		(16)
Restricted stock award grants (39,790 shares)	(1,055)		1,055		0
Performance based restricted stock award grants (798 shares)	(21)		21		0
Stock-based compensation expense	1,109				1,109
Purchase of treasury stock (40,000 shares)			(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (9,305 shares)			(246)		(246)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (294 shares)			(8)		(8)
Cash dividends declared ($0.51 per share)		(7,765)			(7,765)
Balance, September 30, 2019	$97,690	$193,612	$(2,799)	$8,530	$297,033

Balance, January 1, 2018	$97,042	$148,298	$(1,087)	$(343)	$243,910
Net income		24,774			24,774
Other comprehensive loss				(7,428)	(7,428)
Forfeiture of restricted stock award grants (130 shares)	1		(4)		(3)
Restricted stock award grants (37,708 shares)	(933)		933		0
Stock-based compensation expense	1,218				1,218
Purchase of treasury stock (10,769 shares)			(286)		(286)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,119 shares)			(164)		(164)
Cash dividends declared ($0.50 per share)		(7,645)			(7,645)
Balance, September 30, 2018	$97,328	$165,427	$(608)	$(7,771)	$254,376

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and nine month period ended September 30, 2019 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2018 (the “2018 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At September 30, 2019, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three or nine month periods ended September 30, 2019 and 2018.
In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees. In 2018, awards with a maximum of 15,657 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 7,109 shares was granted to a key employee. In the third quarter of 2019, a key employee retired resulting in 241 and 557 shares vesting related to their 2019 and 2018 PBRSA, respectively, in accordance with their agreement.
Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $242 and $1,109 for the three and nine months ended September 30, 2019 and $269 and $1,218 for the three and nine months ended September 30, 2018. There was $640 and $775 of total unrecognized compensation cost related to unvested restricted stock awards, as of September 30, 2019 and December 31, 2018, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $51 and $233 for the three and nine months ended September 30, 2019 and $56 and $256 for the three and nine months ended September 30, 2018, respectively.

A summary of changes in time-based nonvested restricted stock awards for the three months ended September 30, 2019 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	64,158	$24.87
Forfeited	(2,699)	24.85
Vested	(639)	23.53
Nonvested at end of period	60,820	$24.88

A summary of changes in time-based nonvested restricted stock awards for the nine months ended September 30, 2019 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	75,889	$23.20
Granted	25,940	25.27
Forfeited	(2,699)	24.85
Vested	(38,310)	21.79
Nonvested at end of period	60,820	$24.88

The above table excludes 13,850 shares in restricted stock awards that were granted at a weighted average fair value of $25.27 and immediately vested. Compensation expense resulting from the immediately vested shares was $0 and $350 for the three and nine months ended September 30, 2019 and is included in the previously disclosed $242 and $1,109 above, respectively.

The fair value of shares vested was $18 and $1,346 during the three and nine months ended September 30, 2019 and $8 and $1,479 for the three and nine months ended September 30, 2018.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals prepared by third-parties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also adjusts appraised values based on the length of time that has passed since the appraisal date and other factors. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at September 30, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$138,768	$0	$138,768	$0
States and political subdivisions	115,064	0	115,064	0
Residential and multi-family mortgage	240,966	0	240,966	0
Corporate notes and bonds	7,003	0	7,003	0
Pooled SBA	27,101	0	27,101	0
Other	965	965	0	0
Total Securities Available For Sale	$529,867	$965	$528,902	$0
Interest Rate swaps	$2,572	$0	$2,572	$0
Trading Securities:
Corporate equity securities	$7,259	$7,259	$0	$0
Mutual funds	911	911	0	0
Certificates of deposit	210	210	0	0
Corporate notes and bonds	657	657	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$9,088	$9,037	$51	$0
Liabilities:
Interest rate swaps	$(3,155)	$0	$(3,155)	$0

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$132,694	$0	$132,694	$0
States and political subdivisions	136,031	0	136,031	0
Residential and multi-family mortgage	206,053	0	206,053	0
Corporate notes and bonds	11,777	0	11,777	0
Pooled SBA	29,374	0	29,374	0
Other	934	934	0	0
Total Securities Available For Sale	$516,863	$934	$515,929	$0
Interest Rate swaps	$485	$0	$485	$0
Trading Securities:
Corporate equity securities	$5,828	$5,828	$0	$0
Mutual funds	1,058	1,058	0	0
Certificates of deposit	268	268	0	0
Corporate notes and bonds	581	581	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$7,786	$7,735	$51	$0
Liabilities:
Interest rate swaps	$(686)	$0	$(686)	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at September 30, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$687	0	0	$687
Commercial mortgages	$1,089	0	0	$1,089

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$2,055	0	0	$2,055
Commercial mortgages	$679	0	0	$679

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$687	Valuation of third party appraisal on underlying collateral	Loss severity rates	48%-61% (54%)
Impaired loans – commercial mortgages	$1,089	Valuation of third party appraisal on underlying collateral	Loss severity rates	25-100% (58%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$2,055	Valuation of third party appraisal on underlying collateral	Loss severity rates	20%-60% (34%)
Impaired loans – commercial mortgages	$679	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-39% (33%)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at September 30, 2019:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$52,161	$52,161	$0	$0	$52,161
Securities available for sale	529,867	965	528,902	0	529,867
Trading securities	9,088	9,037	51	0	9,088
Loans held for sale	1,279	0	1,282	0	1,282
Net loans	2,729,295	0	0	2,705,463	2,705,463
FHLB and other restricted interests	24,901	n/a	n/a	n/a	n/a
Interest rate swaps	2,572	0	2,572	0	2,572
Accrued interest receivable	11,679	6	3,486	8,187	11,679
LIABILITIES
Deposits	$(2,875,595)	$(2,501,490)	$(374,987)	$0	$(2,876,477)
FHLB and other borrowings	(248,101)	0	(252,312)	0	(252,312)
Subordinated debentures	(70,620)	0	(64,382)	0	(64,382)
Interest rate swaps	(3,155)	0	(3,155)	0	(3,155)
Accrued interest payable	(1,712)	0	(1,712)	0	(1,712)
The following table presents the carrying amount and fair value of financial instruments at December 31, 2018:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$45,563	$45,563	$0	$0	$45,563
Securities available for sale	516,863	934	515,929	0	516,863
Trading securities	7,786	7,735	51	0	7,786
Loans held for sale	367	0	368	0	368
Net loans	2,454,853	0	0	2,433,417	2,433,417
FHLB and other restricted interests	24,508	n/a	n/a	n/a	n/a
Interest rate swaps	485	0	485	0	485
Accrued interest receivable	10,843	6	3,368	7,469	10,843
LIABILITIES
Deposits	$(2,610,786)	$(2,215,349)	$(397,370)	$0	$(2,612,719)
FHLB and other borrowings	(245,117)	0	(242,592)	0	(242,592)
Subordinated debentures	(70,620)	0	(65,794)	0	(65,794)
Interest rate swaps	(686)	0	(686)	0	(686)
Accrued interest payable	(1,349)	0	(1,349)	0	(1,349)

In accordance with our adoption of Accounting Standards Update ("ASU") 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

4.    SECURITIES
Securities available for sale at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019				December 31, 2018
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$135,215	$3,620	$(67)	$138,768	$134,010	$254	$(1,570)	$132,694
State & political subdivisions	111,468	3,687	(91)	115,064	134,662	1,942	(573)	136,031
Residential & multi-family mortgage	236,241	5,362	(637)	240,966	209,126	500	(3,573)	206,053
Corporate notes & bonds	7,350	14	(361)	7,003	12,356	22	(601)	11,777
Pooled SBA	26,810	361	(70)	27,101	30,163	135	(924)	29,374
Other	1,020	0	(55)	965	1,020	0	(86)	934
Total	$518,104	$13,044	$(1,281)	$529,867	$521,337	$2,853	$(7,327)	$516,863

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Corporate equity securities	$7,259	$5,828
Mutual funds	911	1,058
Certificates of deposit	210	268
Corporate notes and bonds	657	581
U.S. Government sponsored entities	51	51
Total	$9,088	$7,786

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2019

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$9,045	$(7)	$23,954	$(60)	$32,999	$(67)
State & political subdivisions	0	0	714	(91)	714	(91)
Residential & multi-family mortgage	15,527	(67)	35,984	(570)	51,511	(637)
Corporate notes & bonds	0	0	4,639	(361)	4,639	(361)
Pooled SBA	9,118	(20)	6,576	(50)	15,694	(70)
Other	0	0	965	(55)	965	(55)
	$33,690	$(94)	$72,832	$(1,187)	$106,522	$(1,281)

December 31, 2018

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$14,786	$(41)	$70,676	$(1,529)	$85,462	$(1,570)
State & political subdivisions	13,834	(62)	21,080	(511)	34,914	(573)
Residential & multi-family mortgage	69,015	(656)	87,286	(2,917)	156,301	(3,573)
Corporate notes & bonds	0	0	9,759	(601)	9,759	(601)
Pooled SBA	760	(7)	20,795	(917)	21,555	(924)
Other	0	0	934	(86)	934	(86)
	$98,395	$(766)	$210,530	$(6,561)	$308,925	$(7,327)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2019 and December 31, 2018, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at September 30, 2019 and December 31, 2018 to be temporary.
For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred, the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
As of September 30, 2019 and December 31, 2018, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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
On September 30, 2019 and December 31, 2018, securities carried at $257,233 and $290,717, respectively, were pledged to secure public deposits and for other purposes as provided by law.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2019	$0	$0	$0
Three months ended September 30, 2018	$0	$0	$0
Nine months ended September 30, 2019	$11,403	$152	$4
Nine months ended September 30, 2018	$0	$0	$0

The tax provision related to these net realized gains was $0 and $31 during the three and nine months ended September 30, 2019.

The following is a schedule of the contractual maturity of securities available for sale at September 30, 2019:

	Amortized Cost	Fair Value
1 year or less	$71,463	$71,468
1 year – 5 years	108,190	110,168
5 years – 10 years	68,636	73,242
After 10 years	5,744	5,957
	254,033	260,835
Residential and multi-family mortgage	236,241	240,966
Pooled SBA	26,810	27,101
Other	1,020	965
Total debt securities	$518,104	$529,867

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

5.    LOANS
Total net loans at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Commercial, industrial, and agricultural	$1,033,631	$916,297
Commercial mortgages	788,974	697,776
Residential real estate	802,331	771,309
Consumer	121,598	86,035
Credit cards	7,393	7,623
Overdrafts	642	308
Less: unearned discount	(5,067)	(4,791)
allowance for loan losses	(20,207)	(19,704)
Loans, net	$2,729,295	$2,454,853

At September 30, 2019 and December 31, 2018, net unamortized loan fees of $3,447 and $3,175, respectively, have been included in the carrying value of loans.

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
Commercial, industrial, and agricultural loans comprised 38% and 37% of the Corporation’s total loan portfolio at September 30, 2019 and December 31, 2018, respectively. Commercial mortgage loans comprised 29% and 28% of the Corporation’s total loan portfolio at September 30, 2019 and December 31, 2018, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 70% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 29% and 31% of the Corporation’s total loan portfolio at September 30, 2019 and December 31, 2018, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 5% of the total loan portfolio at both September 30, 2019 and December 31, 2018. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended September 30, 2019 were as follows:

	Commercial,Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2019	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437
Charge-offs	(160)	(2,650)	(38)	(547)	(3)	(113)	(3,511)
Recoveries	5	65	5	58	6	24	163
Provision (benefit) for loan losses	997	30	116	693	15	267	2,118
Allowance for loan losses, September 30, 2019	$8,950	$6,983	$1,486	$2,345	$105	$338	$20,207
Transactions in the allowance for loan losses for the nine months ended September 30, 2019 were as follows:

	Commercial,Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	(160)	(2,652)	(282)	(1,609)	(55)	(329)	(5,087)
Recoveries	13	66	72	132	12	83	378
Provision (benefit) for loan losses	1,756	2,079	(460)	1,445	45	347	5,212
Allowance for loan losses, September 30, 2019	$8,950	$6,983	$1,486	$2,345	$105	$338	$20,207
Transactions in the allowance for loan losses for the three months ended September 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2018	$7,143	$10,615	$1,900	$2,156	$101	$207	$22,122
Charge-offs	(30)	0	(212)	(469)	(8)	(94)	(813)
Recoveries	3	0	55	28	3	17	106
Provision (benefit) for loan losses	(536)	682	235	608	11	95	1,095
Allowance for loan losses, September 30, 2018	$6,580	$11,297	$1,978	$2,323	$107	$225	$22,510

Transactions in the allowance for loan losses for the nine months ended September 30, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(61)	0	(289)	(1,610)	(53)	(236)	(2,249)
Recoveries	165	0	67	112	27	64	435
Provision (benefit) for loan losses	316	2,290	167	1,642	13	203	4,631
Allowance for loan losses, September 30, 2018	$6,580	$11,297	$1,978	$2,323	$107	$225	$22,510

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2019 and December 31, 2018. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

September 30, 2019

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$766	$2,054	$29	$0	$0	$0	$2,849
Collectively evaluated for impairment	8,148	4,405	1,457	2,345	105	338	16,798
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	36	524	0	0	0	0	560
Total ending allowance balance	$8,950	$6,983	$1,486	$2,345	$105	$338	$20,207
Loans:
Individually evaluated for impairment	$2,898	$3,110	$489	$0	$0	$0	$6,497
Collectively evaluated for impairment	1,027,732	780,484	801,842	121,598	7,393	642	2,739,691
Acquired with deteriorated credit quality	0	534	0	0	0	0	534
Modified in a troubled debt restructuring	3,001	4,846	0	0	0	0	7,847
Total ending loans balance	$1,033,631	$788,974	$802,331	$121,598	$7,393	$642	$2,754,569

December 31, 2018

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$54	$4	$100	$0	$0	$10	$168
Collectively evaluated for impairment	7,183	3,036	2,056	2,377	103	227	14,982
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	104	4,450	0	0	0	0	4,554
Total ending allowance balance	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Loans:
Individually evaluated for impairment	$1,334	$1,446	$502	$0	$0	$10	$3,292
Collectively evaluated for impairment	910,386	685,714	770,807	86,035	7,623	298	2,460,863
Acquired with deteriorated credit quality	0	567	0	0	0	0	567
Modified in a troubled debt restructuring	4,577	10,049	0	0	0	0	14,626
Total ending loans balance	$916,297	$697,776	$771,309	$86,035	$7,623	$308	$2,479,348

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:
September 30, 2019

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,021	$1,691	$802
Commercial mortgage	8,055	6,258	2,578
Residential real estate	489	489	29
With no related allowance recorded:
Commercial, industrial, and agricultural	5,258	4,208	0
Commercial mortgage	1,423	1,698	0
Residential real estate	0	0	0
Total	$18,246	$14,344	$3,409
December 31, 2018

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,053	$3,037	$158
Commercial mortgage	10,799	6,709	4,454
Residential real estate	502	502	100
Overdrafts	10	10	10
With no related allowance recorded:
Commercial, industrial, and agricultural	3,684	2,874	0
Commercial mortgage	5,659	4,786	0
Residential real estate	0	0	0
Overdrafts	0	0	0
Total	$23,707	$17,918	$4,722

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,480	$32	$32	$3,460	$11	$11
Commercial mortgage	7,024	12	12	9,042	37	37
Residential real estate	245	8	8	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,977	42	42	5,569	69	69
Commercial mortgage	2,435	29	29	5,153	20	20
Residential real estate	236	0	0	0	0	0
Total	$15,397	$123	$123	$23,224	$137	$137

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,819	$74	$74	$2,672	$54	$54
Commercial mortgage	7,145	100	100	9,147	111	111
Residential real estate	122	8	8	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	3,676	128	128	5,084	160	160
Commercial mortgage	3,250	62	62	4,511	66	66
Residential real estate	368	11	11	0	0	0
Total	$16,380	$383	$383	$21,414	$391	$391

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing interest by class of loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$3,994	$443	$2,076	$487
Commercial mortgages	5,299	0	6,329	53
Residential real estate	4,779	62	5,187	299
Consumer	737	0	670	43
Credit cards	0	45	0	5
Total	$14,809	$550	$14,262	$887

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans.
September 30, 2019

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,508	$2,041	$4,080	$7,629	$1,026,002	$1,033,631
Commercial mortgages	230	0	1,868	2,098	786,876	788,974
Residential real estate	2,759	759	2,415	5,933	796,398	802,331
Consumer	472	230	317	1,019	120,579	121,598
Credit cards	53	48	45	146	7,247	7,393
Overdrafts	0	0	0	0	642	642
Total	$5,022	$3,078	$8,725	$16,825	$2,737,744	$2,754,569

December 31, 2018

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,339	$9	$2,264	$4,612	$911,685	$916,297
Commercial mortgages	758	3,055	283	4,096	693,680	697,776
Residential real estate	3,982	1,257	3,988	9,227	762,082	771,309
Consumer	470	282	363	1,115	84,920	86,035
Credit cards	59	15	5	79	7,544	7,623
Overdrafts	0	0	0	0	308	308
Total	$7,608	$4,618	$6,903	$19,129	$2,460,219	$2,479,348

Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$3,197	$38	10	$4,577	$104
Commercial mortgages	13	7,002	536	15	10,049	4,450
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	23	$10,199	$574	25	$14,626	$4,554

There was one loan modified as troubled debt restructurings during the three and nine months ended September 30, 2019 and four loans modified as troubled debt restructurings during the nine months ended September 30, 2018. There were no loans modified as troubled debt restructurings during the three months ended September 30, 2018.

	Three and nine months ended September 30, 2019			Nine months ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0	0	$0	$0
Commercial mortgages	1	383	383	4	1,091	1,091
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	1	$383	$383	4	$1,091	$1,091

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended September 30, 2019 and September 30, 2018. There were no principal balances forgiven in connection with the loan restructurings.

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
September 30, 2019

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$997,103	$19,197	$17,331	$0	$1,033,631
Commercial mortgages	770,873	9,753	8,348	0	788,974
Total	$1,767,976	$28,950	$25,679	$0	$1,822,605
December 31, 2018

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$890,360	$10,484	$15,453	$0	$916,297
Commercial mortgages	684,806	3,236	9,734	0	697,776
Total	$1,575,166	$13,720	$25,187	$0	$1,614,073

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$797,490	$120,861	$7,348	$765,823	$85,322	$7,618
Nonperforming	4,841	737	45	5,486	713	5
Total	$802,331	$121,598	$7,393	$771,309	$86,035	$7,623

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
Holiday’s loan portfolio is summarized as follows at September 30, 2019 and December 31, 2018:

	9/30/2019	12/31/2018
Consumer	$27,664	$26,568
Less: unearned discount	(5,067)	(4,791)
Total	$22,597	$21,777

6. DEPOSITS
Total deposits at September 30, 2019 and December 31, 2018 are summarized as follows:

	9/30/2019	12/31/2018	Percentage Change
Checking, non-interest bearing	$370,761	$356,797	3.9%
Checking, interest bearing	593,057	600,046	(1.2)%
Savings accounts	1,537,672	1,258,506	22.2%
Certificates of deposit	374,105	395,437	(5.4)%
Total	$2,875,595	$2,610,786	10.1%

7.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2019 and 2018, there were no outstanding stock options to include in the diluted earnings per share calculations and the impact of performance based shares was immaterial.
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic earnings per common share computation:
Net income per consolidated statements of income	$10,357	$9,236	$29,597	$24,774
Net earnings allocated to participating securities	(37)	(40)	(114)	(113)
Net earnings allocated to common stock	$10,320	$9,196	$29,483	$24,661
Distributed earnings allocated to common stock	$2,573	$2,586	$7,734	$7,607
Undistributed earnings allocated to common stock	7,747	6,610	21,749	17,054
Net earnings allocated to common stock	$10,320	$9,196	$29,483	$24,661
Weighted average common shares outstanding, including shares considered participating securities	15,197	15,285	15,218	15,281
Less: Average participating securities	(51)	(60)	(58)	(67)
Weighted average shares	15,146	15,225	15,160	15,214
Basic earnings per common share	$0.68	$0.60	$1.94	$1.62
Diluted earnings per common share computation:
Net earnings allocated to common stock	$10,320	$9,196	$29,483	$24,661
Weighted average common shares outstanding for basic earnings per common share	15,146	15,225	15,160	15,214
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0
Weighted average shares and dilutive potential common shares	15,146	15,225	15,160	15,214
Diluted earnings per common share	$0.68	$0.60	$1.94	$1.62

8.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At September 30, 2019, the variable rate on the subordinated debt was 3.67% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

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
As of September 30, 2019 and December 31, 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:

		Fair value as of
	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate contracts	Accrued interest and other liabilities	$(583)	$(201)

For the Three Months Ended September 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(45)	Interest expense – subordinated debentures	$(11)	Other income	$0
For the Nine Months Ended September 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(302)	Interest expense – subordinated debentures	$(31)	Other income	$0
For the Three Months Ended September 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$36	Interest expense – subordinated debentures	$(44)	Other income	$0
For the Nine Months Ended September 30, 2018	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$134	Interest expense – subordinated debentures	$(149)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $86.
As of September 30, 2019 and December 31, 2018, a cash collateral balance in the amount of $750 and $200, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheet.

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
The Corporation pledged cash collateral to another financial institution with a balance $3,000 as of September 30, 2019 and $750 as of December 31, 2018. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of September 30, 2019 and December 31, 2018:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2019
3rd Party interest rate swaps	$35,702	8.0	4.13%	1 month LIBOR + 2.27%	$2,572	(a)
Customer interest rate swaps	(35,702)	8.0	4.13%	1 month LIBOR + 2.27%	(2,572)	(b)
December 31, 2018
3rd Party interest rate swaps	$23,152	7.2	3.85%	1 month LIBOR + 2.24%	$485	(a)
Customer interest rate swaps	(23,152)	7.2	3.85%	1 month LIBOR + 2.24	(485)	(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Corporation's non-interest income by revenue stream and reportable segment for the three and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Non-interest Income
Service charges on deposit accounts	$1,676	$1,584	$4,726	$4,102
Wealth and asset management fees	1,238	1,031	3,482	3,151
Mortgage banking (1)	408	283	1,017	801
Card processing and interchange income	1,195	1,066	3,445	3,140
Net gains (losses) on sales of securities (1)	0	0	148	0
Other income	1,759	1,969	6,403	5,096
Total non-interest income	$6,276	$5,933	$19,221	$16,290
(1) Not within scope of ASU 2014-9

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit card fees and gains (losses) on sale of other real estate owned not financed by the Corporation, are not within the scope of ASU 2014-9. As a result, no changes were made during the period related to these sources of revenue, which comprised 89.5% and 89.7% of the total revenue of the Corporation for the three and nine months ended September 30, 2019 and 89.0% and 88.9% for the three and nine months ended September 30, 2018, respectively.

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

Leases	Classification	September 30, 2019
Assets:
Operating lease assets	Operating lease assets	$16,837
Finance lease assets	Premises and equipment, net (1)	519
Total leased assets		$17,356

Liabilities:
Operating lease liabilities	Operating lease liabilities	$17,696
Finance lease liabilities	Accrued interest payable and other liabilities	648
Total leased liabilities		$18,344
(1) Finance lease assets are recorded net of accumulated amortization of $697 as of September 30, 2019.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2019 were as follows:

		Three months ended September 30,	Nine months ended September 30,
Lease Cost	Classification	2019	2019
Operating lease cost	Net occupancy expense	$423	$1,228
Variable lease cost	Net occupancy expense	33	82
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	54
Interest on lease liabilities	Interest expense - borrowed funds	7	23
Sublease income (1)	Net occupancy expense	(21)	(62)
Net lease cost		$460	$1,325
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of September 30, 2019:

Maturity of Lease Liabilities as of September 30, 2019	Operating Leases (1)	Finance Leases	Total
2019	$339	$26	$365
2020	1,430	105	1,535
2021	1,483	105	1,588
2022	1,538	105	1,643
2023	1,458	105	1,563
After 2023	17,932	315	18,247
Total lease payments	24,180	761	24,941
Less: Interest	6,484	113	6,597
Present value of lease liabilities	$17,696	$648	$18,344
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $3,173 of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of the nine months ended September 30, 2019 was as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	16.9
Finance leases	7.3

Weighted-average discount rate
Operating leases	3.60%
Finance leases	4.54%

Other Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$557
Leased assets obtained in exchange from new operating lease liabilities	17,674

11.    CONTINGENCY

On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of $1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items. The Corporation’s reasonable estimate of this liability and the cumulative expense that has been recorded as of September 30, 2019 is $246, of which $96 was reported in state and local tax expense in the consolidated statement of income during the year ended December 31, 2018. The remainder of the total assessed balance of $1,163 that has not been accrued relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. The Corporation appealed the notice of assessment to the Pennsylvania Board of Appeals and the appeal was denied. The Corporation is in the process of appealing the assessment to the Pennsylvania Board of Finance and Revenue. The ultimate resolution of this matter, which may take in excess of one year, could result in an additional expense up to the total amount assessed.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued an update (ASU 2016-13, Financial Instruments – Credit Losses) which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendments in ASU 2016-13 eliminate the probable initial recognition threshold in current GAAP. In addition, the amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually, such as loans. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses."  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, "Leases." In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things. In May 2019, ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Corporation has formed a committee comprised of individuals from different disciplines, including credit administration, finance, commercial lending, loan servicing and information technology, to evaluate the requirements of the new standard and the impact it will have on current processes. Management continues to work through their implementation plan, including parallel testing, documentation of processes and internal controls and policy development with the assistance of third-parties. In addition, management has engaged a third-party to perform a model validation. The new guidance is expected to be heavily influenced by an assessment of the composition, characteristics and credit quality of the Corporation's loan and investment securities portfolio, as well as the economic conditions in effect at the adoption date. The impact to the financial statements is yet to be determined.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2018, included in its 2018 Form 10-K, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019, or any future period. The average balances, average yields, return on average assets, return on average equity, net interest margin and total net loan charge-offs to average loans annualized return calculations were refined. Prior periods were adjusted to be comparative to the current period. The impact of the change was immaterial.

GENERAL OVERVIEW

Management looks to return on average equity, earnings per share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. In order to address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to  support its ongoing financial performance objectives.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $52.2 million at September 30, 2019 compared to $45.6 million at December 31, 2018. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities totaled $539 million and $525 million at September 30, 2019 and December 31, 2018, respectively. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity provided by the portfolio.  As of September 30, 2019 and December 31, 2018, the securities portfolio as a percentage of total assets was 15.2% and 16.3%, respectively. Note 4 to the consolidated financial statements  provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

Corporation's total loan portfolio, net of unearned discount, reached $2.7 billion as of September 30, 2019, resulting in an increase of $275 million, or 14.9%, on an annualized basis during the first nine months of 2019. Over the same time period, this increase was driven by commercial and industrial loans, which increased $117 million, or 17.1%, on an annualized basis, while commercial real estate loans contributed an increase of $91.2 million, or 17.5%, on an annualized basis. Loan growth during the first nine months of 2019 was attributable primarily to Private Banking and our Buffalo market, which increased $63.1 million, or 46.1% (annualized), and $129 million, or 66.9% (annualized), respectively. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis. The Corporation expects continued strong loan demand through the remainder of 2019.

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

The following table below presents activity within the allowance account for the specified periods:

	Nine months ending September 30, 2019	Year ending December 31, 2018	Nine months ending September 30, 2018
Balance at beginning of period	$19,704	$19,693	$19,693
Charge-offs:
Commercial, industrial, and agricultural	(160)	(253)	(61)
Commercial mortgages	(2,652)	(3,337)	0
Residential real estate	(282)	(315)	(289)
Consumer	(1,609)	(2,279)	(1,610)
Credit cards	(55)	(90)	(53)
Overdrafts	(329)	(319)	(236)
	(5,087)	(6,593)	(2,249)
Recoveries:
Commercial, industrial, and agricultural	13	171	165
Commercial mortgages	66	30	0
Residential real estate	72	67	67
Consumer	132	141	112
Credit cards	12	33	27
Overdraft deposit accounts	83	90	64
	378	532	435
Net charge-offs	(4,709)	(6,061)	(1,814)
Provision for loan losses	5,212	6,072	4,631
Balance at end of period	$20,207	$19,704	$22,510
Loans, net of unearned	$2,749,502	$2,474,557	$2,386,955
Allowance to net loans	0.73%	0.80%	0.94%
Net charge-offs to average loans (annualized)	0.24%	0.26%	0.11%
Nonperforming assets	$16,832	$15,567	$21,175
Nonperforming % of total assets	0.48%	0.48%	0.68%

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

As mentioned in the “Loans” section of this analysis, management considers commercial lending to be a competitive advantage for the Corporation and continues to focus on this area as part of its strategic growth initiatives. However, management also recognizes and considers the fact that risk is more pronounced in these types of credits and is, to a greater degree than with other loans, driven by the economic environment in which the debtor’s business operates.

During the nine months ended September 30, 2019, provision for loan losses totaled $5.2 million, compared to $4.6 million for the comparable period in 2018. The third quarter of 2019 includes a provision expense of $2.1 million, which includes $1.4 million related to one commercial real estate loan relationship, resulting in the loan being fully reserved. Management believes this was an appropriate step to take this quarter in light of further deterioration of the underlying performance of the business, including management’s concern regarding an increased lack of communication from the customer and uncertainty related to the fair value of the underlying collateral, resulting in an elevated potential risk for full recovery of principal and interest as contractually required. The remaining change in provision for loan losses during the nine months ended September 30, 2019, compared to the same period in 2018, reflects routine adjustments to reserves on impaired loans coupled with increases in general loan loss reserves resulting from growth in the Corporation’s loan portfolio.

Management believes that the allowance for loan losses is reasonable and adequate to absorb probable incurred losses in its portfolio at September 30, 2019.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At September 30, 2019, total deposits of $2.9 billion reflected an increase of $265 million, or 13.6%, on an annualized basis, during the first nine months of 2019. Growth in deposits was driven by targeted customer acquisition strategies aimed at core deposits which, over time, tend to be a more stable source of funding. As a result of our customer acquisition strategies, during the first nine months of 2019 Private Banking contributed to an increase in total deposits of $85.8 million, or 31.2%, on an annualized basis, while the deposit portfolio in our Buffalo market grew $192 million, or 102.3%, on an annualized basis.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt when evaluating funding needs. During the first nine months of 2019, short-term borrowings from the FHLB increased to $18.0 million, from zero at December 31, 2018, as a supplemental funding source for the Corporation.

Periodically, the Corporation utilizes borrowings from the FHLB and other lenders as a supplemental strategy to meet funding obligations or match fund certain assets. As part of the Corporation's liquidity management, management continues to focus on maintaining a robust level of short-term and long-term borrowing capacity as an available funding source.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continued to provide a source of strength for its growth. Total shareholders’ equity was $297 million at September 30, 2019, reflecting an increase of $34.2 million, or 13.0%, from $263 million at December 31, 2018. In the first nine months of 2019, the Corporation earned $29.6 million and declared dividends of $7.8 million, resulting in a dividend payout ratio of 26.2% of net income. In addition, during the first nine months of 2019, accumulated OCI increased $12.5 million, partially offset by an increase of $243 thousand in treasury stock primarily as a result of the repurchase of 40,000 shares of common stock.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Total risk-based capital ratio	12.61%	13.21%
Tier 1 capital ratio	10.02%	10.33%
Common equity tier 1 ratio	9.28%	9.50%
Leverage ratio	7.95%	7.87%
Tangible common equity/tangible assets (1)	7.37%	7.02%
Book value per share	$19.55	$17.28
Tangible book value per share (1)	$16.98	$14.69

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

	September 30, 2019	December 31, 2018
Shareholders’ equity	$297,033	$262,830
Less goodwill	38,730	38,730
Less core deposit intangible	257	727
Tangible common equity	$258,046	$223,373
Total assets	$3,541,170	$3,221,521
Less goodwill	38,730	38,730
Less core deposit intangible	257	727
Tangible assets	$3,502,183	$3,182,064
Ending shares outstanding	15,195,571	15,207,281
Tangible book value per share	$16.98	$14.69
Tangible common equity/tangible assets	7.37%	7.02%

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

The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,706	$175,015	$46,265	$191,803
Unused lines of credit	16,997	445,311	14,390	429,456
Standby letters of credit	14,300	1,074	14,831	1,479

The fixed rate loan commitments at September 30, 2019 have interest rates ranging from 2.45% to 18.00% and maturities ranging from seven months to 35 years. The fixed rate loan commitments at December 31, 2018 have interest rates ranging from 2.45% to 18.00% and maturities ranging from one year to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of September 30, 2019 and December 31, 2018, unfunded capital commitments totaled $7,360 and $3,905, respectively, for the small business investment corporations and $4,252 and $1,434, respectively, for the low income housing partnerships. At September 30, 2019 and December 31, 2018, capital contributions to the small business investment corporations were $8,140 and $6,595, respectively, and capital contributions to the low income housing partnerships were $4,748 and $4,566, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018

	September 30, 2019			September 30, 2018
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$452,933	2.76%	$3,093	$395,390	2.67%	$2,698
Tax-Exempt (1,2)	83,060	3.33%	680	95,190	3.44%	824
Equity Securities (1,2)	18,533	6.27%	293	18,101	6.79%	310
Total securities	554,526	2.97%	4,066	508,681	2.95%	3,832
Loans:
Commercial (2)	1,011,725	5.28%	13,477	823,602	5.17%	10,726
Mortgage (2)	1,567,186	5.13%	20,248	1,436,023	4.93%	17,859
Consumer	104,779	10.06%	2,657	86,998	10.28%	2,255
Total loans (3)	2,683,690	5.38%	36,382	2,346,623	5.21%	30,840
Total earning assets	3,238,216	4.97%	$40,448	2,855,304	4.81%	$34,672
Non interest-bearing assets:
Cash and due from banks	32,092			45,479
Premises and equipment	69,526			49,665
Other assets	137,546			134,307
Allowance for loan losses	(21,958)			(22,333)
Total non interest-bearing assets	217,206			207,118
TOTAL ASSETS	$3,455,422			$3,062,422
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$585,048	0.43%	$630	$586,708	0.36%	$535
Savings	1,477,377	1.41%	5,250	1,159,897	0.96%	2,805
Time	361,765	2.10%	1,918	377,932	1.55%	1,472
Total interest-bearing deposits	2,424,190	1.28%	7,798	2,124,537	0.90%	4,812
Short-term borrowings	38,702	2.43%	237	1,727	2.30%	10
Long-term borrowings	210,189	2.19%	1,162	253,376	2.07%	1,324
Subordinated debentures	70,620	5.54%	987	70,620	5.71%	1,016
Total interest-bearing liabilities	2,743,701	1.47%	$10,184	2,450,260	1.16%	$7,162
Demand—non interest-bearing	366,424			329,057
Other liabilities	52,387			29,785
Total liabilities	3,162,512			2,809,102
Shareholders’ equity	292,910			253,320
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,455,422			$3,062,422
Interest income/Earning assets		4.97%	$40,448		4.81%	$34,672
Interest expense/Interest-bearing liabilities		1.47%	10,184		1.16%	7,162
Net interest spread		3.50%	$30,264		3.65%	$27,510
Interest income/Earning assets		4.97%	40,448		4.81%	34,672
Interest expense/Earning assets		1.25%	10,184		1.00%	7,162
Net interest margin		3.72%	$30,264		3.81%	$27,510

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

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018

	September 30, 2019			September 30, 2018
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$434,265	2.85%	$9,226	$348,789	2.59%	$6,862
Tax-Exempt (1,2)	88,581	3.41%	2,226	96,304	3.49%	2,506
Equity Securities (1,2)	18,331	6.18%	847	19,316	6.09%	880
Total securities	541,177	3.06%	12,299	464,409	2.92%	10,248
Loans:
Commercial (2)	971,580	5.34%	38,841	795,383	4.87%	28,962
Mortgage (2)	1,518,400	5.07%	57,541	1,408,204	4.85%	51,053
Consumer	94,954	10.64%	7,555	84,453	10.05%	6,349
Total loans (3)	2,584,934	5.38%	103,937	2,288,040	5.05%	86,364
Total earning assets	3,126,111	4.98%	$116,236	2,752,449	4.68%	$96,612
Non interest-bearing assets:
Cash and due from banks	35,344			34,326
Premises and equipment	68,009			50,117
Other assets	136,792			132,224
Allowance for loan losses	(20,804)			(21,183)
Total non interest-bearing assets	219,341			195,484
TOTAL ASSETS	$3,345,452			$2,947,933
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$576,816	0.43%	$1,834	$580,748	0.37%	$1,596
Savings	1,402,286	1.37%	14,344	1,028,187	0.75%	5,778
Time	360,631	2.00%	5,408	378,241	1.43%	4,049
Total interest-bearing deposits	2,339,733	1.23%	21,586	1,987,176	0.77%	11,423
Short-term borrowings	21,421	2.65%	425	43,432	1.80%	586
Long-term borrowings	229,592	2.14%	3,676	251,231	2.04%	3,840
Subordinated debentures	70,620	5.64%	2,980	70,620	5.44%	2,873
Total interest-bearing liabilities	2,661,366	1.44%	$28,667	2,352,459	1.06%	$18,722
Demand—non interest-bearing	355,799			318,430
Other liabilities	48,455			28,842
Total liabilities	3,065,620			2,699,731
Shareholders’ equity	279,832			248,202
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,345,452			$2,947,933
Interest income/Earning assets		4.98%	$116,236		4.68%	$96,612
Interest expense/Interest-bearing liabilities		1.44%	28,667		1.06%	18,722
Net interest spread		3.54%	$87,569		3.62%	$77,890
Interest income/Earning assets		4.98%	116,236		4.68%	96,612
Interest expense/Earning assets		1.23%	28,667		0.91%	18,722
Net interest margin		3.75%	$87,569		3.77%	$77,890

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 and 2018

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $10.4 million, or $0.68 per diluted share, in the third quarter of 2019, compared to $9.2 million, or $0.60 per diluted share, in the third quarter of 2018, reflecting increases of $1.1 million, or 12.1%, and $0.08 per diluted share, or 13.3%. The increases in earnings and earnings per diluted share are the result of a continued strong financial performance driven by organic growth. Total revenue (comprised of net interest income plus non-interest income) of $36.2 million for the three months ended September 30, 2019 increased $3.4 million, or 10.3%, from the comparable period in 2018, while total non-interest expense of $21.4 million for the third quarter of 2019 increased $0.7 million, or 3.1%, from the third quarter of 2018. Provision expense of $2.1 million for the third quarter of 2019 increased $1.0 million, or 93.4%, from the same period in 2018.

The return on average assets and the return on average equity for the third quarter of 2019 were 1.19% and 14.03%, respectively, decreasing from 1.20% and 14.47%, respectively, for the third quarter of 2018. When excluding the impact of goodwill and other intangibles, the return on average tangible equity for the third quarter of 2019 was 16.19%, decreasing from 17.16% for the third quarter of 2018. The efficiency ratio of 58.31% for the third quarter of 2019 improved 415 basis points from 62.46% for the comparable period in 2018. As reflected in its performance ratios, the Corporation has continued to focus on profitability, driven by organic growth in its diversified markets, coupled with efficient management of expenses and strong credit quality.

NET INTEREST MARGIN

Net interest margin on a fully tax equivalent basis was 3.72% and 3.81% for the quarters ended September 30, 2019 and 2018, respectively. The yield on earning assets increased 16 basis points to 4.97% for the quarter ended September 30, 2019, from 4.72% for the quarter ended September 30, 2018. The cost of interest-bearing liabilities increased 31 basis points to 1.47% for the quarter ended September 30, 2019  from 1.16% for the quarter ended September 30, 2018. The decrease of nine basis points in net interest margin during the third quarter of 2019 reflects changes in the interest rate environment.

PROVISION FOR LOAN LOSSES

During the quarter ended September 30, 2019, the Corporation recorded a provision for loan losses of $2.1 million, as compared to a provision for loan losses of $1.1 million for the quarter ended September 30, 2018. The third quarter of 2019 included a provision expense totaling $1.4 million related to one commercial real estate loan relationship, resulting in the loan being fully reserved. Management believes this was an appropriate step to take in light of further deterioration on the underlying performance of the business and increased potential risk of full recovery of principal and interest as contractually required, including management’s concerns with an increasing lack of communication from the borrower and uncertainty related to the fair value of the underlying collateral. Net chargeoffs in the third quarter of 2019 were $3.3 million, compared to net chargeoffs of $707 thousand in the third quarter of 2018. Net chargeoffs of the Bank totaled $2.9 million and $297 thousand during the quarters ended September 30, 2019 and 2018, or 0.43% and 0.05%, respectively, of average Bank loans. Holiday recorded net chargeoffs totaling $483 thousand and $410 thousand during the quarters ended September 30, 2019 and 2018, respectively. At the Bank during the third quarter, management charged-off an impaired, fully reserved, commercial mortgage loan of $2.6 million. The loan had been impaired and non-accrual for a few years and operations of the underlying property continued to deteriorate making any value from liquidation unlikely.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2019.

NON-INTEREST INCOME

There were no net realized gains on available-for-sale securities during the quarters ended September 30, 2019 and 2018. Net realized and unrealized gains on trading securities were $197 thousand during the quarter ended September 30, 2019, compared to $421 thousand during the quarter ended September 30, 2018.

Excluding the effects of securities gains discussed above, non-interest income was $6.1 million for the quarter ended September 30, 2019, compared to $5.5 million for the quarter ended September 30, 2018, reflecting an increase of $567 thousand, or 10.3%.

The increase in non-interest income was driven mostly by Wealth and Asset Management fees increasing $207 thousand, or 20.1%, primarily as a result of growth in assets under management, coupled with an increase of $125 thousand, or 44.2%, in mortgage banking fees. Finally, as a result of the continued organic deposit growth service charges on deposit accounts increased $92 thousand, or 5.8%, in the third quarter of 2019 compared to the third quarter of 2018.

NON-INTEREST EXPENSES

Total non-interest expenses were $21.4 million and $20.8 million for the quarters ended September 30, 2019 and 2018, respectively. Salaries and benefits expense increased $204 thousand, or 1.8%, during the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, primarily as a result of the expansion of staffing levels in several areas, including business development, risk management and customer service personnel. The remainder of the increase in non-interest expenses was primarily a result of the Corporation's continued growth and the servicing of a larger customer base. Total households serviced at September 30, 2019 were 67,623, compared to 62,854 households at September 30, 2018, reflecting an increase of 7.6% resulting from our core deposit growth strategies in the Private Banking division and the Buffalo market, thereby further enhancing their value contributions to the Corporation. Accordingly, the ratio of non-interest expenses to average assets was 2.46% and 2.69% during the quarters ended September 30, 2019 and 2018, respectively. Going forward, we intend to continue to invest in risk management and customer service resources to support the Corporation’s growth.

INCOME TAX EXPENSE

Income tax expense was $2.3 million during the three months ended September 30, 2019 and $1.7 million during the three months ended September 30, 2018, resulting in effective tax rates of 17.9% and 15.4%, respectively. The increase in the effective tax rate is primarily attributable to the Corporation’s growth being generated by taxable activities. The effective rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2019 and 2018 principally as a result of tax exempt income from securities and loans, as well as earnings from bank owned life insurance.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2019 and 2018

OVERVIEW OF THE INCOME STATEMENT

The Corporation had net income of $29.6 million, or $1.94 per diluted share, for the nine months ended September 30, 2019, compared to $24.8 million, or $1.62 per diluted share, for the comparable period in 2018, reflecting increases of $4.8 million, or 19.5%, and $0.32 per diluted share, or 19.8%, respectively. The increase in earnings and earnings per diluted share are the result of continued strong financial performance driven by organic growth. Total revenue of $105.7 million for the nine months ended September 30, 2019 increased $12.6 million, or 13.5%, from the comparable period in 2018, while total non-interest expense of $64.6 million for the first nine months of 2019 increased $5.3 million, or 8.9%, from the comparable period of 2018. Provision for loan losses of $5.2 million for the first nine months of 2019 increased $581 thousand, or 12.5%, from the comparable period in 2018.

The return on average assets and the return on average equity for the nine months ended September 30, 2019 were 1.18% and 14.14%, respectively, increasing from 1.12% and 13.35%, respectively, for the nine months ended September 30, 2018. When excluding the impact of goodwill and other intangibles, the return on average tangible equity for the nine months ended September 30, 2019 was 16.45%, increasing from 15.91% for the comparable period in 2018. The efficiency ratio of 60.46% for the first nine months of 2019 improved 190 basis points from 62.36% for the first nine months of 2018.

NET INTEREST MARGIN

Net interest margin on a fully tax equivalent basis was 3.75% and 3.77% for the nine months ended September 30, 2019 and 2018, respectively. The yield on earning assets increased 30 basis points to 4.98% for the nine months ended September 30, 2019, from 4.68% for the nine months ended September 30, 2018. The cost of interest-bearing liabilities increased 38 basis points to 1.44% for the nine months ended September 30, 2019 from 1.06% for the nine months ended September 30, 2018.

PROVISION FOR LOAN LOSSES

During the nine months ended September 30, 2019, the Corporation recorded a provision for loan losses of $5.2 million, as compared to a provision for loan losses of $4.6 million for the nine months ended September 30, 2018. Net chargeoffs in the first nine months of 2019 were $4.7 million, compared to net chargeoffs of $1.8 million in the first nine months of 2018. Net chargeoffs of the Bank totaled $3.3 million and $436 thousand during the nine months ended September 30, 2019 and 2018, or 0.17% and 0.03%, respectively, of average Bank loans. Holiday recorded net chargeoffs totaling $1.4 million during the nine months ended September 30, 2019 and 2018, respectively. Please refer to "Provision for Loan Losses" above for the three months ended September 30, 2019 and 2018 for additional detail on provision expense and net charge-offs.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2019.

NON-INTEREST INCOME

Net realized gains on available-for-sale securities were $148 thousand and zero during the nine months ended September 30, 2019 and 2018, respectively. Net realized and unrealized gains on trading securities were $1.7 million during the nine months ended September 30, 2019, compared to $672 thousand during the nine months ended September 30, 2018, as a result of improvements in equity markets and a $463 thousand gain on sale of a restricted equity security (Visa Class B stock).

The Corporation received 2,905 shares of Visa Class B stock in Visa's 2007 initial public offering. The carrying value of the shares was zero, which represented the Corporation's cost basis. Class B shares are subject to restrictions on transfer, essentially limiting their transferability to other owners of Class B shares. In the second quarter of 2019, the Corporation sold all of its Visa Class B stock.

Excluding the effects of securities gains discussed above, non-interest income was $17.4 million for the nine months ended September 30, 2019, compared to $15.6 million for the nine months ended September 30, 2018.

As a result of its organic deposit growth, the Corporation experienced an increase in service charges in deposit accounts of $624 thousand, or 15.2%, in the first nine months of 2019 compared to the first nine months of 2018, while card processing and interchange income increased $305 thousand, or 9.7%, during the same period. Similarly, wealth and asset management fees increased $331 thousand, or 10.5%, during the same period, primarily as a result of growth in assets under management.

Finally, other non-interest income increased $318 thousand, or 24.9%, in the first nine months of 2019 compared to the first nine months of 2018 due to fluctuations in various fee income categories within other non-interest income.

NON-INTEREST EXPENSES

Total non-interest expenses were $64.6 million and $59.3 million for the nine months ended September 30, 2019 and 2018, respectively. Salaries and benefits expense increased $2.9 million, or 9.5%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of the expansion of staffing levels in several areas, including business development, risk management and customer service personnel. The remainder of the increase in non-interest expenses was primarily a result the Corporation's continued growth and the servicing of a larger customer base. The ratio of non-interest expenses to average assets was 2.58% and 2.69% during the nine months ended September 30, 2019 and 2018, respectively.

INCOME TAX EXPENSE

Income tax expense was $6.3 million during the nine months ended September 30, 2019 and $4.4 million during the nine months ended September 30, 2018, resulting in effective tax rates of 17.5% and 14.9%, respectively. The increase in the effective tax rate is primarily attributable to the Corporation’s growth being generated primarily by taxable activities. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2019 and 2018 principally as a result of tax exempt income from securities and loans, as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combination and Branch Sale), Note 4 (Securities) and Note 5 (Loans) of the Corporation’s 2018 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. As of January 1, 2019, the Corporation adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily ASU 2016-02 and subsequent updates. Please refer to Note 10 (Leases) above for additional detail on the requirements and impact to the Corporation's financial statements. There have been no other significant changes in the application of accounting policies since December 31, 2018.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2019, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

September 30, 2019
Change in Basis Points	% Change in Net Interest Income
400	9.7%
300	6.9%
200	4.4%
100	3.3%
(100)	(7.3)%
(200)	(8.1)%

ITEM 4

CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2019	0	$0	0	249,731
August 1 – 31, 2019	0	0	0	249,731
September 1 – 30, 2019	0	0	0	249,731

(1)
The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of September 30, 2019, there were 249,731 shares remaining in the program.

Additionally, during the quarter ended September 30, 2019, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the 2019 Stock Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2019	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 6, 2019	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)