Form 10-K
period 2019-12-31
CNB FINANCIAL CORP/PA
filed 2020-03-05
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-13396

CNB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 South Second Street
P.O. Box 42
Clearfield, Pennsylvania 16830
(Address of principal executive office)
Registrant’s telephone number, including area code (814) 765-9621

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CCNE	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $406,700,054
The number of shares outstanding of the registrant’s common stock as of March 3, 2020: 15,397,117 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on April 21, 2020 are incorporated by reference into Part III of this report.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the “Corporation") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act"). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank (the "Bank"), and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank. In December 2019, the Corporation entered into an agreement to acquire the Bank of Akron. This transaction is expected to close in the third quarter of 2020.

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

CNB Bank

The Bank was originally chartered as a national bank in 1934 and is now a Pennsylvania-chartered bank. In February 2017, the Bank completed construction of a full-service branch location in Duncansville, Pennsylvania and concurrently closed its loan production office in Hollidaysburg, Pennsylvania. The full-service branch is being operated as part of the CNB Bank franchise.

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank is continuing to operate these two branch locations within its ERIEBANK franchise. In February 2017, the Corporation completed construction of a full-service branch location in Ashtabula, Ohio, which is also operating within the ERIEBANK franchise. In January 2020, the Corporation established a loan production office ("LPO") in Cleveland, Ohio. This LPO will operate within the ERIEBANK division.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Pennsylvania Department of Banking and is regulated under the BHC Act, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation (“FDIC"), as its primary federal regulator. The Corporation and the Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act"), the Consumer Financial Protection Bureau (“CFPB") is authorized to write rules on consumer financial products and services which could affect the operations of the Bank and Holiday. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those “so closely related to banking as to be a proper incident thereto" as well as certain additional activities deemed “financial in nature or incidental to such financial activity" or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of the depository institution or the financial system.

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

Source of Strength Doctrine

Under Section 616 of the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of financial and managerial strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility, and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board regulations, or both. This doctrine is commonly known as the “source of strength" doctrine.

Identity Theft

The Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission (together with the SEC, the “Commissions") jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Act. These provisions amend Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction to assess the validity of notifications of changes of address under certain circumstances.

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

In July 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions may implement the simplification rule beginning on January 1, 2020 and must implement them by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 will cease to apply to an institution in the quarter in which it adopts the simplification rule.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simply the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes.

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

Prompt Corrective Action and Safety and Soundness

Under applicable “prompt corrective action" (“PCA") statutes and regulations, depository institutions are placed into one of five capital categories, ranging from “well capitalized" to “critically undercapitalized." The PCA statute and regulations provide for progressively more stringent supervisory measures as an insured depository institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized depository institution must submit an acceptable restoration plan to the appropriate federal banking agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations.

At December 31, 2019, the Bank qualified as “well capitalized" under applicable regulatory capital standards.

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

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA"), the FDIC is required to assess the record of all financial institutions it supervises to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank received a CRA rating of “Satisfactory" at its most recent CRA exam.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act and the implementing Regulation W. The Bank's "affiliates" for purposes of these sections include, among other potential entities, the Corporation and its direct subsidiaries. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases by the Bank of securities issued by an affiliate, purchases by the Bank of assets from an affiliate (except as may be exempted by order or regulation), the Bank’s acceptance of securities or debt obligations issued by an affiliate as collateral for a loan or extension of the credit to a third party, the Bank’s acceptance of a guarantee or letter of credit on behalf of an affiliate, a transaction with an affiliate involving the borrowing or lending of securities to the extent the transaction causes the Bank to have credit exposure to the affiliate, and a derivative transaction with an affiliate, to the extent the Bank will have credit exposure to the affiliate (collectively, “Covered Transactions") be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

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

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute" payments in connection with approvals of mergers and acquisitions.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Bank has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

•
Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require that financial institutions provide privacy policies to consumers, to allow customers to “opt out" of certain sharing of their nonpublic personal information, and to safeguard sensitive and confidential customer information;

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

Employees

As of December 31, 2019, the Corporation had a total of 559 employees, of which 509 were full time and 50 were part time.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. At December 31, 2019, the interest rate sensitivity position was asset sensitive in the short-term. For further information on risk relating to interest rates, refer to Part I, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk," herein.

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

Failure to comply with laws, including the Bank Secrecy Act and USA Patriot Act, regulations or policies could result in sanctions by regulatory agencies, restrictions, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations and/or cause the Corporation to lose its financial holding company status. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation" in Part I, Item 1 of this report for further information.

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

The financial services industry is undergoing rapid technological change and technological advances are likely to intensify competition. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to successfully take advantage of technological changes or advances or develop and market new technology driven products and services to its customers. Failure to keep pace with technological change affecting the financial services industry could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

Many regional, national and international competitors have far greater assets and capitalization than the Corporation has and greater resources to invest in technology and access to capital markets and can consequently offer a broader array of financial services than it can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, “Competition," herein.

The Corporation's risk management framework may not be effective in mitigating risk and loss.

The Corporation maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include, but are not limited to: strategic, interest-rate, credit, liquidity, operations, pricing, reputation, compliance, litigation, and cybersecurity. While the Corporation assesses and improves this program on an ongoing basis, there can be no assurance that its approach and famework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flwas or gaps in the Corporation's rsk-management program, or if its controls break down, the Corporation's results of operations and financial condition may be adversely affected.

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

The Corporation, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Although the Corporation has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Corporation’s and its subsidiaries products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition.

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

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA"), which regulates the London Interbank Offered Rate (“LIBOR"), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Commitee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If such an increase or decrease were to occur, our interest payments that are higher or lower than if LIBOR were to remain available in its current form.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates (including SOFR) are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 42 full-service offices. Of these 42 offices, 24 are owned and 17 are leased from independent owners and one is leased from the Corporation. Subsequent to December 31, 2019, the Bank established an LPO, which is leased from an independent owner. Holiday has nine full-service offices, of which eight are leased from independent owners and one is leased from the Corporation. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from three to twenty-nine years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC ("NASDAQ") under the symbol "CCNE." As of December 31, 2019, the number of shareholders of record of the Corporation’s common stock was 4,032.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2019	0	$0	0	249,731	(1)
November 1 – 30, 2019	0	$0	0	249,731	(1)
December 1 – 31, 2019	0	$0	0	249,731	(1)

(1)
The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2019, there were 249,731 shares remaining for repurchase under the program.

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2014 and ending December 31, 2019.

 CNB Financial Corporation

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
CNB Financial Corporation	100.00	101.22	155.27	156.50	140.13	204.48
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75

Source : S&P Global Market Intelligence
© 2020

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and results of Operations" and the consolidated financial statements as of December 31, 2019 and 2018 and for the three years ended December 31, 2019, 2018, and 2017, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from our audited historical financial statements.

	Year ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans including fees	$139,867	$118,193	$97,005	$81,209	$71,814
Securities:
Taxable	12,472	9,921	8,165	9,134	10,977
Tax-exempt	2,372	2,739	2,983	3,390	3,778
Dividends	1,017	1,017	721	582	609
Total interest and dividend income	155,728	131,870	108,874	94,315	87,178
INTEREST EXPENSE:
Deposits	30,202	17,228	9,312	8,470	8,498
Borrowed funds	5,349	5,856	4,021	2,981	3,222
Subordinated debentures	3,979	3,866	4,032	1,577	751
Total interest expense	39,530	26,950	17,365	13,028	12,471
NET INTEREST INCOME	116,198	104,920	91,509	81,287	74,707
PROVISION FOR LOAN LOSSES	6,024	6,072	6,655	4,149	2,560
Net interest income after provision for loan losses	110,174	98,848	84,854	77,138	72,147
NON-INTEREST INCOME	25,975	20,723	21,435	17,691	17,094
NON-INTEREST EXPENSES	87,508	79,342	70,037	67,118	58,752
INCOME BEFORE INCOME TAXES	48,641	40,229	36,252	27,711	30,489
INCOME TAX EXPENSE	8,560	6,510	12,392	7,171	8,292
NET INCOME	$40,081	$33,719	$23,860	$20,540	$22,197
PER SHARE DATA:
Basic	$2.63	$2.21	$1.57	$1.42	$1.54
Fully diluted	2.63	2.21	1.57	1.42	1.54
Dividends declared	0.68	0.67	0.66	0.66	0.66
Book value per share at year end	20.00	17.28	15.98	14.64	14.01
AT END OF PERIOD:
Total assets	$3,763,659	$3,221,521	$2,768,773	$2,573,821	$2,285,136
Securities	552,122	524,649	416,859	500,693	550,619
Loans, net of unearned discount	2,804,035	2,474,557	2,145,959	1,873,536	1,577,798
Allowance for loan losses	19,473	19,704	19,693	16,330	16,737
Deposits	3,102,327	2,610,786	2,167,815	2,017,522	1,815,053
FHLB and other borrowings	227,907	245,117	257,359	237,004	220,515
Subordinated debentures	70,620	70,620	70,620	70,620	20,620
Deposits held for sale	0	0	0	6,456	0
Shareholders’ equity	304,966	262,830	243,910	211,784	201,913
KEY RATIOS:
Return on average assets	1.17%	1.12%	0.89%	0.85%	0.99%
Return on average equity	14.05%	13.46%	9.97%	9.69%	11.23%
Loan to deposit ratio	90.38%	94.78%	98.99%	92.86%	86.93%
Dividend payout ratio	25.82%	30.35%	42.31%	46.48%	42.86%
Average equity to average assets ratio	8.36%	8.33%	8.93%	8.76%	8.86%

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

CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. CNB Risk Management, Inc., incorporated in Delaware, is a captive insurance company that insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Holiday, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

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

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, and future performance of our business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). Forward-looking statements often include the words “believes," “expects," “anticipates," “estimates," “forecasts," “intends," “plans," “targets," “potentially," “probably," “projects," “outlook" or similar expressions or future conditional verbs such as “may," “will," “should," “would" and “could." Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principals or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) deposit attrition; (xii) rapidly changing technology; (xiii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xiv) changes in the cost of funds, demand for loan products or demand for financial services; and (xv) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on our financial position and our results of operations.

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

General Overview

Management considers return on average equity, earnings per share, asset quality, and other relevant metrics as key measures of performance for the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. In order to address the flattening yield curve and a highly competitive environment, the Corporation has remained focused on disciplined loan pricing to sustain a strong net interest margin.

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced non-interest income, which is expected to more than offset increases in non-interest expenses in 2020 and beyond. While past results are not an indication of future earnings, management believes the Corporation is well positioned to sustain core earnings during 2020. All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2019 Balance	$ Change vs. prior year	% Change vs. prior year	2018 Balance	$ Change vs. prior year	% Change vs. prior year	2017 Balance
Total assets	$3,763.7	$542.1	16.8%	$3,221.5	$452.7	16.4%	$2,768.8
Total loans, net	2,784.6	329.7	13.4%	2,454.9	328.6	15.5%	2,126.3
Total securities	552.1	107.7	25.8%	524.6	107.8	25.9%	416.9
Total deposits	3,102.3	491.5	18.8%	2,610.8	443.0	20.4%	2,167.8
Total shareholders’ equity	305.0	42.1	7.7%	262.8	18.9	7.8%	243.9

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	12/31/2019			12/31/2018			12/31/2017
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$436,122	2.77%	$11,973	$365,790	2.62%	$9,733	$318,481	2.58%	$8,130
Tax-Exempt (1, 2)	85,802	3.40%	2,867	97,412	3.42%	3,326	109,630	4.18%	4,493
Equity Securities (1, 2)	18,203	6.17%	1,123	19,133	5.89%	1,170	13,111	7.44%	976
Total Securities	540,127	2.99%	15,963	482,335	2.91%	14,229	441,222	3.10%	13,599
Loans:
Commercial (2)	987,974	5.35%	52,868	820,547	4.98%	40,846	645,357	4.93%	31,844
Mortgage (2)	1,539,208	5.04%	77,501	1,422,021	4.88%	69,338	1,296,548	4.54%	58,899
Consumer	102,928	10.08%	10,373	85,776	10.16%	8,717	81,383	9.42%	7,668
Total Loans (3)	2,630,110	5.35%	140,742	2,328,344	5.11%	118,901	2,023,288	4.86%	98,411
Other Earning Assets	24,674	2.02%	499	4,536	4.14%	188	1,983	1.77%	35
Total earning assets	3,194,911	4.93%	$157,204	2,815,215	4.73%	$133,318	2,466,493	4.55%	$112,045
Non-Interest Earning Assets
Cash & Due From Banks	33,218			31,498			26,221
Premises, Equipment and Right of Use Assets	68,744			49,985			50,377
Other Assets	137,519			133,115			151,913
Allowance for Loan Losses	(20,655)			(21,511)			(17,473)
Total Non-Interest Earning Assets	218,826			193,087			211,038
Total Assets	$3,413,737			$3,008,302			$2,677,531
Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – interest bearing	$580,244	0.42%	$2,455	$582,289	0.38%	$2,209	$550,922	0.36%	$1,976
Savings	1,450,653	1.39%	20,138	1,077,210	0.85%	9,184	953,960	0.49%	4,643
Time	371,464	2.05%	7,609	383,531	1.52%	5,835	252,176	1.07%	2,693
Total interest bearing deposits	2,402,361	1.26%	30,202	2,043,030	0.84%	17,228	1,757,058	0.53%	9,312
Short-term borrowings	16,022	2.65%	425	37,363	1.91%	713	122,758	1.09%	1,344
Long-term borrowings	229,377	2.15%	4,924	250,242	2.06%	5,143	158,782	1.69%	2,677
Subordinated Debentures	70,620	5.63%	3,979	70,620	5.47%	3,866	70,620	5.71%	4,032
Total interest bearing liabilities	2,718,380	1.45%	$39,530	2,401,255	1.12%	$26,950	2,109,218	0.82%	$17,365
Demand – non-interest bearing	360,208			327,014			300,942
Other liabilities	49,825			29,537			28,148
Total Liabilities	3,128,413			2,757,806			2,438,308
Shareholders’ Equity	285,324			250,496			239,223
Total Liabilities and Shareholders’ Equity	$3,413,737			$3,008,302			$2,677,531
Interest Income/Earning Assets		4.93%	$157,204		4.73%	$133,318		4.55%	$112,045
Interest Expense/Interest Bearing Liabilities		1.45%	39,530		1.12%	26,950		0.82%	17,365
Net Interest Spread		3.48%	$117,674		3.61%	$106,368		3.73%	$94,680
Interest Income/Earning Assets		4.93%	$157,204		4.73%	$133,318		4.55%	$112,045
Interest Expense/Earning Assets		1.24%	39,530		0.96%	26,950		0.70%	17,365
Net Interest Margin		3.69%	$117,674		3.77%	$106,368		3.85%	$94,680

1.
Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

2.
Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 21% for the years end December 31, 2019, 2018 and 2017. Interest income has been increased by $1,476, $1,448, and $3,171 for the years ended December 31, 2019, 2018, and 2017, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

3.
Average balance outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $4,048, $3,935, and $3,321 for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table presents the change in net interest income for the years specified.

Net Interest Income Rate-Volume Variance	For Twelve Months Ended December 31, 2019 over (under) 2018 Due to Change In (1)			For Twelve Months Ended December 31, 2018 over (under) 2017 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$1,586	$654	$2,240	$1,457	$146	$1,603
Tax-Exempt (2)	(442)	(17)	(459)	(427)	(740)	(1,167)
Equity Securities (2)	(98)	51	(47)	491	(297)	194
Total Securities	1,046	688	1,734	1,521	(891)	630
Loans:
Commercial (2)	8,366	3,656	12,022	8,592	410	9,002
Mortgage (2)	5,700	2,463	8,163	5,604	4,835	10,439
Consumer	1,738	(82)	1,656	414	635	1,049
Total Loans	15,804	6,037	21,841	14,610	5,880	20,490
Other Earning Assets	834	(523)	311	45	108	153
Total Earning Assets	$17,684	$6,202	$23,886	$16,176	$5,097	$21,273

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$(8)	$254	$246	$120	$113	$233
Savings	3,184	7,770	10,954	635	3,906	4,541
Time	(184)	1,958	1,774	1,411	1,731	3,142
Total Interest Bearing Deposits	2,992	9,982	12,974	2,166	5,750	7,916
Short-Term Borrowings	(407)	119	(288)	(937)	306	(631)
Long-Term Borrowings	(429)	210	(219)	1,552	914	2,466
Subordinated Debentures	0	113	113	0	(166)	(166)
Total Interest Bearing Liabilities	$2,156	$10,424	$12,580	$2,781	$6,804	$9,585

Change in Net Interest Income	$15,528	$(4,222)	$11,306	$13,395	$(1,707)	$11,688

1.	The change in interest due to both volume and rate have been allocated entirely to volume changes.

2.
Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2019 and December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents totaled $193.0 million at December 31, 2019 compared to $45.6 million at December 31, 2018. The significant increase in liquidity is the result of the Corporation's growth in deposits during the same period.

In addition to the Corporation's deposit growth strategies, management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, Federal Home Loan Bank financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due.

Securities

Securities available for sale and trading securities totaled $552.1 million and $524.6 million at December 31, 2019 and 2018, respectively. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity that the portfolio provides.  As of December 31, 2019 and 2018, the securities portfolio as a percentage of total assets was 14.7% and 16.3%, respectively. Note 3 to the consolidated financial statements  provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end December 31, 2019, 2018, and 2017.

	December 31, 2019				December 31, 2018				December 31, 2017
	Amortized	Unrealized		Market	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale
U.S. Government Sponsored Entities	$124,189	$2,924	$(19)	$127,094	$134,010	$254	$(1,570)	$132,694	$108,578	$478	$(908)	$108,148
State and Political Subdivisions	101,177	3,288	(102)	104,363	134,662	1,942	(573)	136,031	134,428	3,609	(314)	137,723
Residential and multi-family mortgage	273,404	4,117	(885)	276,636	209,126	500	(3,573)	206,053	111,214	304	(1,882)	109,636
Corporate notes and bonds	8,350	14	(282)	8,082	12,356	22	(601)	11,777	17,610	52	(462)	17,200
Pooled SBA	25,063	274	(163)	25,174	30,163	135	(924)	29,374	36,260	355	(575)	36,040
Other	1,020	0	(56)	964	1,020	0	(86)	934	1,020	0	(58)	962
	$533,203	$10,617	$(1,507)	$542,313	$521,337	$2,853	$(7,327)	$516,863	$409,110	$4,798	$(4,199)	$409,709

The following table sets forth the maturities of investment securities in our available-for-sale portfolio as of December 31, 2019.

Maturity Distribution of Investment Securities
December 31, 2019

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Securities Available for Sale (2)
U.S. Government Sponsored Entities	$22,060	1.77%	$73,084	2.32%	$31,949	2.95%
State and Political Subdivisions	33,053	4.36%	30,989	3.39%	36,024	3.98%	$4,297	4.21%
Corporate notes and bonds	4,718	2.95%	2,011	3.41%	1,254	5.90%	100	5.89%
Pooled SBA									$25,174	2.70%
Residential and multi-family mortgage									276,636	2.46%
Other					964	2.34%
Total	$59,831	3.29%	$106,084	2.65%	$70,191	3.52%	$4,397	4.25%	$301,810	2.48%

(1)
The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 21%.

(2)	The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

The Corporation generally purchases investment securities over time and does not attempt to “time" its transactions, which allows for more efficient management of fluctuations in the interest rate environment.

The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee of the Corporation’s Board of Directors (“ALCO"). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of our customers.

Loans

As detailed in the table below, at December 31, 2019, the Corporation had $2.8 billion in loans outstanding, net of unearned discount, an increase of $329.5 million, or 13%, since December 31, 2018. Since 2015, the Corporation's loan portfolio has increased approximately $1.2 billion as a result of management's continued focus on developing and maintaining customer relationships.

	2019	2018	2017	2016	2015
Commercial, industrial and agricultural	$1,046,665	$916,297	$704,606	$567,800	$475,364
Commercial mortgages	814,002	697,776	644,597	574,826	448,179
Residential real estate	814,030	771,309	713,347	652,883	574,225
Consumer	124,785	86,035	80,193	74,816	78,345
Credit cards	7,569	7,623	6,753	6,046	5,201
Overdrafts	2,146	308	352	595	1,040
Gross loans	2,809,197	2,479,348	2,149,848	1,876,966	1,582,354
Less: unearned income	5,162	4,791	3,889	3,430	4,556
Total loans net of unearned	$2,804,035	$2,474,557	$2,145,959	$1,873,536	$1,577,798

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

The Corporation expects to continue to achieve robust loan growth in 2020 as a result of its diversified markets and its focus on core customer acquisition strategies.
The below table discusses loan maturities and sensitivities to interest rates.

	December 31, 2019
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial, industrial and agricultural
Loans With Fixed Interest Rate	$29,055	$99,040	$131,110	$259,205
Loans With Variable or Floating Interest Rates	239,030	82,506	465,924	787,460
	$268,085	$181,546	$597,034	$1,046,665

Commercial mortgages and residential real estate
Loans With Fixed Interest Rate	$25,024	$105,679	$416,807	$547,510
Loans With Variable or Floating Interest Rates	84,320	181,778	814,424	1,080,522
	$109,344	$287,457	$1,231,231	$1,628,032

Consumer
Loans With Fixed Interest Rate	$4,693	$52,775	$14,914	$72,382
Loans With Variable or Floating Interest Rates	2,032	30,540	19,831	52,403
	$6,725	$83,315	$34,745	$124,785

Loan Concentration

The Corporation monitors loan concentrations by individual industries in order to track potential risk exposures resulting from industry related downturns. At December 31, 2019, no concentration existed within our commercial or real estate loan portfolios which exceeded 10% of the total loan portfolio.

Loan Quality

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed annually on approximately 65% of the commercial loan portfolio by an outsourced loan review firm. In addition, classified assets, past due loans and nonaccrual loans are reviewed semiannually by an external independent loan review firm.

The following table presents information concerning loan delinquency and other nonperforming assets at December 31, 2019, 2018, 2017, 2016, and 2015:

	2019	2018	2017	2016	2015
Nonaccrual loans	$21,736	$14,262	$15,653	$12,510	$12,159
Accrual loans greater than 90 days past due	61	887	616	172	105
Total nonperforming loans	21,797	15,149	16,269	12,682	12,264
Other real estate owned	1,633	418	710	1,015	654
Total nonperforming assets	$23,430	$15,567	$20,606	$16,354	$12,918
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$7,359	$8,201	$8,344	$8,710	$9,304
Nonperforming TDR loans *	2,443	6,425	8,959	3,120	5,637
Total TDR loans	$9,802	$14,626	$17,303	$11,830	$14,941
Total loans, net of unearned income	$2,804,035	$2,474,557	$2,145,959	$1,873,536	$1,577,798
Nonperforming loans as a percentage of loans, net	0.78%	0.61%	0.76%	0.68%	0.78%
Total assets	$3,763,659	$3,221,521	$2,768,773	$2,573,821	$2,285,136
Nonperforming assets as a percentage of total assets	0.62%	0.48%	0.74%	0.64%	0.57%

* - Nonperforming TDR loans are also included in the balance of nonaccrual loans in the previous table.

Nonperforming assets as a percentage of total assets increased from 0.48%, at December 31, 2018, to 0.62%, at December 31, 2019.  This increase was primarily due to a secured commercial and industrial loan relationship with a borrower, who is now deceased. The Company is in the process of evaluating the borrower’s estate and although no loss is expected, based on facts and circumstances known to management at the time of this report filing, given the level of uncertainty surrounding this customer relationship management elected to classify this loan as nonaccrual at December 31, 2019.  This loan was current at December 31, 2019. Management continues to closely monitor nonperforming loans. See “Allowance for Loan Losses" for further discussion of credit review procedures and changes in nonperforming loans.

Allowance for Loan Losses

The allowance for loan losses is considered to be appropriate by management and reflects an adequate reserve for probable, incurred losses. The allowance is established through provision expense related to the loan portfolio as well as overdrafts in deposit accounts. Provision expense is charged against current income in the Statement of Income. Loans and overdrafts deemed not collectible are charged off against the allowance while any subsequent collections are recorded as recoveries and increase the allowance. Management’s judgment on the adequacy of the allowance is based on the evaluation of individual loans, the overall risk characteristics of various portfolio segments, historical loss experience, the impact of economic conditions on borrowers, and other relevant factors.

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews.
With regard to the credit reviews, a “watchlist" is evaluated on a monthly basis to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful. Consumer and mortgage loans are allocated using historical credit loss experience.

The following table presents activity within the allowance for loan losses during the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	2019	2018	2017	2016	2015
Balance at beginning of period	$19,704	$19,693	$16,330	$16,737	$17,373
Charge-offs:
Commercial, industrial, and agricultural	(205)	(253)	(544)	(601)	(307)
Commercial mortgages	(3,391)	(3,337)	(116)	(201)	(486)
Residential real estate	(386)	(315)	(466)	(499)	(632)
Consumer	(2,200)	(2,279)	(2,555)	(3,324)	(1,956)
Credit cards	(116)	(90)	(144)	(96)	(116)
Overdrafts	(453)	(319)	(252)	(240)	(221)
	(6,751)	(6,593)	(4,077)	(4,961)	(3,718)
Recoveries:
Commercial, industrial, and agricultural	17	171	235	89	267
Commercial mortgages	124	30	197	8	52
Residential real estate	73	67	78	93	8
Consumer	154	141	161	122	96
Credit cards	15	33	27	22	14
Overdrafts	113	90	87	71	85
	496	532	785	405	522
Net charge-offs	(6,255)	(6,061)	(3,292)	(4,556)	(3,196)
Provision for loan losses	6,024	6,072	6,655	4,149	2,560
Balance at end of period	$19,473	$19,704	$19,693	$16,330	$16,737
Loans, net of unearned income	$2,804,035	$2,474,557	$2,145,959	$1,873,536	$1,577,798
Allowance to net loans	0.70%	0.80%	0.92%	0.87%	1.06%
Percentage of net charge-offs during the period to average loans outstanding	0.24%	0.26%	0.16%	0.27%	0.22%

The allowance for loan losses as a percentage of loans decreased from 0.80%, at December 31, 2018, to 0.70% at December 31, 2019, primarily as a result of the write-off of a specific loan relationship which had been fully reserved. The adequacy of the allowance for loan losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. As part of the formal analysis, delinquencies and losses are monitored monthly. The loan portfolio is divided into several categories in order for management to more effectively analyze the entire loan pool. The first step in the evaluation process is a selection of classified loans which contain a specific credit loss reserve. The remaining loans are pooled, by category, into the following segments:

Reviewed

•	Commercial, industrial, and agricultural

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

The reviewed loan pools are further segregated into four categories: pass rated (delineated by risk rating), special mention, substandard, and doubtful. Historical loss factors are calculated for each pool, excluding overdrafts, based on a weighted average quarterly loss rate for the most recent eight quarters, subject to a floor. The homogeneous pools are evaluated based on a weighted average quarterly loss rate for the most recent eight quarters, subject to a floor.

The historical loss factors for both the reviewed and homogeneous pools are adjusted based on the following six qualitative factors:

•	levels of and trends in delinquencies;

•	trends in new volume and terms of new loans;

•	effects of any changes in lending policies and procedures;

•	experience, ability and depth of management;

•	national and local economic trends and conditions; and

•	concentrations of credit.

The methodology described above was developed based upon the experience of the Corporation’s management team, guidance from the regulatory agencies, expertise of an independent third-party loan review provider, and discussions with peers. The resulting factors are applied to the pool balances in order to estimate the probable risk of loss within each pool. Prudent business practices dictate that the level of the allowance, as well as any corresponding charges to the provision for loan losses, should be commensurate with identified areas of risk within the loan portfolio and the attendant risks inherent therein. The quality of the credit risk management function and the overall administration of this vital segment of the Corporation’s assets are critical to the ongoing success of the Corporation.

The previously mentioned analysis considered numerous historical and other factors to evaluate the adequacy of the allowance and any resultant provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the “spread" at that time, as well as prior periods, management can evaluate the current adequacy of the allowance as well as trends which may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial loans, primarily commercial real estate, as well as commercial, industrial and agricultural loans.

As mentioned in the “Loans" section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management recognizes and considers the fact that risk is more pronounced in these types of credits and is, to a greater degree than with other loans, driven by the economic environment in which the debtor’s business operates.

As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2019, 2018, 2017, 2016 and 2015:

	2019		2018		2017		2016		2015
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$8,287	37.26%	$7,341	36.96%	$6,160	32.77%	$5,428	30.25%	$6,035	30.04%
Commercial mortgages	6,952	28.98%	7,490	28.14%	9,007	29.98%	6,753	30.63%	5,605	28.33%
Residential real estate	1,499	28.98%	2,156	31.11%	2,033	33.18%	1,653	34.78%	2,475	36.29%
Consumer	2,411	4.44%	2,377	3.47%	2,179	3.73%	2,215	3.99%	2,371	4.95%
Credit Cards	84	0.27%	103	0.31%	120	0.31%	93	0.32%	90	0.32%
Overdrafts	240	0.08%	237	0.01%	194	0.02%	188	0.03%	161	0.07%
Total	$19,473	100.00%	$19,704	100.00%	$19,693	100.00%	$16,330	100.00%	$16,737	100.00%

Throughout 2019, the Corporation evaluated its provision and allowance for loan losses in light of changes in reserves required for impaired loans, changes in nonperforming loans, and growth in loans outstanding. Note 4 to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2019 and 2018, as well as the nature and scope of loans modified in a troubled debt restructuring during 2019 and 2018 and the related effect on provision expense and allowance for loan losses.

During the year ended December 31, 2019, the Corporation recorded a provision for loan losses of $6.0 million, as compared to a provision for loan losses of $6.1 million for the year ended December 31, 2018. Net chargeoffs during the year ended December 31, 2019 were $6.3 million, compared to net chargeoffs of $6.1 million during the year ended December 31, 2018, and the ratio of net chargeoffs to average loans was 0.24% and 0.26% for the years ended December 31, 2019 and 2018, respectively.

The Bank's net chargeoffs totaled $4.4 million and $4.2 million during the years ended December 31, 2019 and 2018, or 0.17% and 0.18%, respectively, of average Bank loans. Holiday, the Bank's consumer discount company, recorded net chargeoffs totaling $1.9 million during the years ended December 31, 2019 and 2018.

During the third quarter of 2019, the Bank recorded a chargeoff of the remaining balance of the commercial real estate loan discussed below, which had been previously fully reserved at the time of the charge-off. Additionally, during the fourth quarter of 2019, the Bank recorded a partial charged-off of $739 thousand related to one commercial real estate loan, which had been previously fully reserved. The remaining fully reserved balance on this loan was $681 thousand at December 31, 2019.

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

Management believes the provision for loan losses recorded during the twelve months ended December 31, 2019 and 2018, in conjunction with the resultant allowance for loan losses at December 31, 2019 and 2018, were sufficient to support probable incurred credit losses embedded in its loan portfolio at December 31, 2019 and 2018.

Premises and Equipment

During the years ended December 31, 2019 and 2018, the Corporation invested $9.0 million and $3.1 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. In 2019, the Corporation primarily invested in the completion of leasehold improvements for a permanent BankOnBuffalo branch in Niagara Falls, New York and infrastructure improvements to the BankOnBuffalo headquarters in Buffalo, New York. In 2018, the Corporation substantially completed leasehold improvements of a full-service banking facility in Buffalo, New York that also houses the BankOnBuffalo leadership and administrative teams. The Corporation also invested in leasehold improvements for a temporary BankOnBuffalo branch in Niagara Falls, New York. Finally, additional office space was constructed in at the main office of ERIEBANK in 2018.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance (“BOLI"). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation purchased $8.8 million in BOLI during the twelve months ended December 31, 2019, while it made no such purchases during the twelve months ended December 31, 2018.

Funding Sources

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2019		2018		2017
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$360,208		$327,014		$300,942
Demand – Interest Bearing	580,244	0.42%	582,289	0.38%	550,922	0.36%
Savings Deposits	1,450,653	1.39%	1,077,210	0.85%	953,960	0.49%
Time Deposits	371,464	2.05%	383,531	1.52%	252,176	1.07%
Total	$2,762,569		$2,370,044		$2,058,000
The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2019 is as follows:

Three months or less	$33,931
Greater than three months and through twelve months	64,106
Greater than one year and through three years	137,320
Greater than three years	9,740
Total	$245,097

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

	2019	Percentage change 2019 vs. 2018	2018	Percentage change 2018 vs. 2017	2017
Demand, Non interest bearing	$382,259	7.1%	$356,797	10.9%	$321,858
Demand, Interest bearing	628,579	4.8%	600,046	6.1%	565,399
Savings deposits	1,663,673	32.2%	1,258,506	37.5%	915,587
Time deposits	427,816	8.2%	395,437	8.3%	364,971
Total	$3,102,327	18.8%	$2,610,786	20.4%	$2,167,815

Deposits totaled $3.1 billion at December 31, 2019, a $491.5 million, or 18.8%, increase from December 31, 2018 as a result of the Corporation’s continued strategic focus on attracting and retaining core customer relationships. The Corporation’s success continued to be driven primarily by growth in savings deposits, which increased by $405.2 million, or 32.2%, during the same period. All other deposits categories also continued to demonstrate strong growth trends, in support of the Corporation’s overall long-term customer acquisition strategies.

In 2018, the Corporation was strategically focused on core deposit gathering resulting in new deposit inflow, primarily in savings deposits, which increased $342.9 million. During the year of 2017, the Corporation ran time deposit specials resulting in the both new deposit inflow and a transfer from savings balances.

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 12 to the consolidated financial statements. There were no short-term borrowings as of December 31, 2019 or 2018, primarily as a result of the Corporation’s strong deposit growth during the twelve months ended December 31, 2019 and 2018.

Shareholders’ Equity and Capital Ratios and Metrics

The Corporation’s capital continues to provide a source of strength for the Corporation's growth and strategies and profitability. During the twelve months ended December 31, 2019, after-tax earnings for the Corporation totaled $40.1 million, or $2.63 per diluted share, reflecting increases of $6.4 million, or 18.9%, and $0.42 per diluted share, or 19.0%. During the same period in 2019, the Corporation declared dividends of $10.4 million, resulting in a dividend payout ratio of 25.8% of after-tax net income.

During the fourth quarter of 2019, the Corporation launched an “at the market" offering pursuant to which the Corporation may sell up to $40.0 million in share of its common stock. This initiative is currently underway and the Corporation intends to utilize any proceeds from the offering to support its long-term growth strategies. At December 31, 2019, the Corporation had sold approximately $1.63 million, or 52,568 shares of common stock, representing a weighted average price of approximately $31.77 per share.

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

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category (0% for the lowest risk assets and increasing for each tier of higher risk assets) is assigned to each asset on the balance sheet.

The Corporation’s capital ratios and book value per common share at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Total risk-based capital ratio	12.51%	13.21%
Tier 1 capital ratio	10.03%	10.33%
Common equity tier 1 ratio	9.32%	9.50%
Leverage ratio	7.86%	7.87%
Tangible common equity/tangible assets (1)	7.14%	7.02%
Book value per share	$20.00	$17.28
Tangible book value per share (1)	$17.45	$14.69

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

	December 31, 2019	December 31, 2018
Shareholders’ equity	$304,966	$262,830
Less goodwill	38,730	38,730
Less core deposit intangible	160	727
Tangible common equity	$266,076	$223,373
Total assets	$3,763,659	$3,221,521
Less goodwill	38,730	38,730
Less core deposit intangible	160	727
Tangible assets	$3,724,769	$3,182,064
Ending shares outstanding	15,247,985	15,207,281
Tangible book value per share	$17.45	$14.69
Tangible common equity/tangible assets	7.14%	7.02%

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. Also, the Bank is a member of FHLB, which provides the Bank with a total borrowing line of approximately $651 million, with approximately $422 million available at December 31, 2019. At December 31, 2019, management considered the Corporation to be in a strong liquidity position, as reflected in cash and cash equivalents totaling $193.0 million, compared to $45.6 million at December 31, 2018, primarily as a result of the Corporation’s successful execution on its customer acquisition strategies.

Results of Operations
Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Overview of the Statement of Comprehensive Income

The Corporation had net income of $40.1 million for 2019 compared to $33.7million for 2018, reflecting an increase of $6.4 million, or 18.9%. Net interest income increased $11.3 million, or 10.7%, and non-interest income increased $5.3 million, or 25.3%. The provision for loan losses remained stable at approximately $6.0 million, while non-interest expenses increased by $8.2 million, or 10.3%. Earnings per diluted share were $2.63 in 2019 and $2.21 in 2018, reflecting an increase of $0.42 per diluted share, or 19.0%, over the same period. For the twelve months ended December 31, 2019, return on average assets and the return on average equity were 1.17% and 14.05%, respectively, compared to 1.12% and 13.46%, respectively for 2018. As a measure of the Corporation’s efficiency in management of its expenses, the efficiency ratio of 60.19% for the twelve months ended December 31, 2019 improved from 61.37% during the same period in 2018.

Interest Income and Expense

Net interest margin on a fully tax equivalent basis was 3.69% and 3.77% for the years ended December 31, 2019 and 2018, respectively. The yield on earning assets increased 20 basis points to 4.93% for the year ended December 31, 2019 from 4.73% for the year ended December 31, 2018. The cost of interest-bearing liabilities increased 33 basis points to 1.45% for the year ended December 31, 2019  from 1.12% for the year ended December 31, 2018.

Provision for Loan Losses

The Corporation recorded a provision for loan losses of $6.0 million in 2019 compared to $6.1 million in 2018. Net loan charge-offs were $6.3 million during the year ended December 31, 2019 compared to $6.1 million during the year ended December 31, 2018. As disclosed in "Allowance for Loan Losses" discussion above, the Corporation recorded the provision for loan losses based on management’s evaluation of impaired loans and consideration of trends in criticized and classified loans and historical loan losses.

Management believes the charges to the provision in 2019 are appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in the loan portfolio at December 31, 2019.

Non-Interest Income

Total non-interest income of $26.0 million, for the twelve months ended December 31, 2019, includes gains associated with the sale of available-for-sale securities, net realized and unrealized gains on trading securities and realized gains on the sale of Visa Class B shares, which combined totaled $2.5 million for the year ended December 31, 2019 compared to a loss of $451 thousand for the year ended December 31, 2018.

Excluding the items discussed above, non-interest income for the twelve months ended December 31, 2019 totaled $23.5 million, reflecting an increase of $2.3 million or 10.9%, from the same period in 2018. As a result of the Corporation’s continued organic growth, it experienced an increase in service charges on deposit accounts of $643 thousand, or 11.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. In addition, Wealth and Asset Management fees increased $455 thousand, or 10.9%, over the same period, primarily as a result of growth in assets under management.

Non-Interest Expense

Total non-interest expenses were $87.5 million, for the twelve months ended December 31, 2019, reflecting an increase of $8.2 million, or 10.3%. Salaries and benefits expense increased $4.5 million, or 10.9%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. In addition to compensation increases incurred in the normal course of business, as a result of the Corporation exceeding certain growth and profitability targets used in calculating incentive compensation, incentive compensation expense increased by $2.2 million in the twelve months ended December 31, 2019, when compared to the same period in 2018. The remainder of the increase in non-interest expenses is primarily a result of expansion of staffing levels in several areas including business development, customer service and risk management, as well as other costs required to service a larger customer base. Total households serviced at December 31, 2019 were 68,892, compared to 63,920 households at December 31, 2018, reflecting an organic increase of 7.8%. The ratio of non-interest expenses to average assets was 2.56% and 2.64% during the years ended December 31, 2019 and 2018, respectively.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Overview of the Statement of Comprehensive Income

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

Income Tax Expense

Income taxes were $8.6 million in 2019, compared to $6.5 million in 2018 and $12.4 million in 2017. The effective tax rates were 17.6%, 16.2%, and 34.2% for 2019, 2018, and 2017, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% for 2019 and 2018 and 35.0% for 2017 principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. The higher effective tax rate in 2019 when compared to 2018 is primarily the result of increased revenue from taxable activities in 2019.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$2,674,511	$0	$0	$0	$2,674,511
Certificates of deposit	11	118,695	286,063	13,395	9,663	427,816
FHLB and other borrowings	12	37,505	106,671	82,500	1,231	227,907
Right of use liabilities	9	1,638	3,426	3,215	19,582	27,861
Subordinated debentures	12	0	0	0	70,620	70,620

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

Off-Balance Sheet Arrangements

See Note 21 to the consolidated financial statements for information about our off-balance sheet arrangements.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2019 and 2018, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded the following table.

December 31, 2019		December 31, 2018
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	(0.9)%	400	7.6%
300	(1.0)%	300	6.0%
200	(0.3)%	200	4.9%
100	(0.6)%	100	5.2%
(100)	(2.9)%	(100)	(2.0)%
(200)	(2.6)%	(200)	(3.6)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$187,748	$43,327
Interest bearing deposits with other banks	5,226	2,236
Total cash and cash equivalents	192,974	45,563
Securities available for sale	542,313	516,863
Trading securities	9,809	7,786
Loans held for sale	930	367
Loans	2,809,197	2,479,348
Less: unearned discount	(5,162)	(4,791)
Less: allowance for loan losses	(19,473)	(19,704)
Net loans	2,784,562	2,454,853
FHLB and other equity interests	27,868	24,508
Premises and equipment, net	54,867	49,920
Operating lease assets	18,422	0
Bank owned life insurance	66,538	56,443
Mortgage servicing rights	1,573	1,495
Goodwill	38,730	38,730
Core deposit intangible	160	727
Accrued interest receivable and other assets	24,913	24,266
Total Assets	$3,763,659	$3,221,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$382,259	$356,797
Interest bearing deposits	2,720,068	2,253,989
Total deposits	3,102,327	2,610,786
FHLB and other long-term borrowings	227,907	245,117
Subordinated debentures	70,620	70,620
Operating lease liabilities	19,363	0
Accrued interest payable and other liabilities	38,476	32,168
Total liabilities	3,458,693	2,958,691
Commitments and contingent liabilities
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,360,946 shares at December 31, 2019 and 15,308,378 shares at December 31, 2018	0	0
Additional paid in capital	99,335	97,602
Retained earnings	201,503	171,780
Treasury stock, at cost (112,961 and 101,097 shares for 2019 and 2018, respectively)	(2,811)	(2,556)
Accumulated other comprehensive income (loss)	6,939	(3,996)
Total shareholders’ equity	304,966	262,830
Total Liabilities and Shareholders’ Equity	$3,763,659	$3,221,521

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2019	2018	2017
Interest and Dividend Income:
Loans including fees	$139,867	$118,193	$97,005
Securities:
Taxable	12,472	9,921	8,165
Tax-exempt	2,372	2,739	2,983
Dividends	1,017	1,017	721
Total interest and dividend income	155,728	131,870	108,874
Interest Expense:
Deposits	30,202	17,228	9,312
Borrowed funds	5,349	5,856	4,021
Subordinated debentures (includes $63, $164, and $288 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2019, 2018, and 2017, respectively)	3,979	3,866	4,032
Total interest expense	39,530	26,950	17,365
Net Interest Income	116,198	104,920	91,509
Provision for Loan Losses	6,024	6,072	6,655
Net Interest Income After Provision for Loan Losses	110,174	98,848	84,854
Non-Interest Income:
Service charges on deposit accounts	6,402	5,759	4,809
Other service charges and fees	2,930	2,833	2,454
Wealth and asset management fees	4,627	4,172	3,724
Net realized gains on available-for-sale securities (includes $148, $0, and $1,543 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2019, 2018, and 2017, respectively)	148	0	1,543
Net realized gains on trading securities	16	151	93
Net unrealized gains (losses) on trading securities	1,872	(602)	788
Realized gains on Visa Class B shares	463	0	0
Mortgage banking	1,412	1,019	906
Bank owned life insurance	1,317	1,408	1,659
Card processing and interchange income	4,641	4,261	3,763
Gain on sale of branch	0	0	536
Other	2,147	1,722	1,160
Total non-interest income	25,975	20,723	21,435
Non-Interest Expenses:
Salaries	35,212	31,323	26,205
Employee benefits (includes $23, $84, and $192 accumulated other comprehensive income reclassifications for net amortization of actuarial losses in 2019, 2018, and 2017, respectively)	11,193	10,533	9,821
Net occupancy expense	11,221	10,281	9,546
Amortization of core deposit intangible	567	898	1,229
Data processing	4,994	4,586	3,944
State and local taxes	3,140	3,441	2,815
Legal, professional and examination fees	2,514	1,851	1,819
Advertising	2,113	2,345	2,243
FDIC insurance	1,252	1,396	1,182
Directors fees and benefits	1,352	885	1,063
Merger costs	170	0	0
Card processing and interchange expenses	2,891	2,834	2,116
Other	10,889	8,969	8,054
Total non-interest expenses	87,508	79,342	70,037
Income Before Income Taxes	48,641	40,229	36,252
Income Tax Expense (includes $13, $(52), and $372 income tax expense reclassification items in 2019, 2018, and 2017, respectively)	8,560	6,510	12,392
Net Income	40,081	33,719	23,860
Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	10,732	(4,007)	(1,004)
Change in actuarial gain (loss), for post-employment health care plan, net of amortization and tax	428	386	825
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	(225)	(32)	194
Total other comprehensive income (loss)	10,935	(3,653)	15
Comprehensive Income	$51,016	$30,066	$23,875
Earnings Per Share:
Basic	$2.63	$2.21	$1.57
Diluted	2.63	2.21	1.57

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2017	$77,737	$134,295	$(127)	$(121)	$211,784
Net income		23,860			23,860
Reclassification of certain tax effects from accumulated other comprehensive income to retained earnings		237		(237)	0
Other comprehensive income				15	15
Forfeiture of restricted stock award grants (2,482 shares)	67		(67)		0
Restricted stock award grants (39,673 shares)	(984)		984		0
Stock-based compensation expense	928				928
Issuance of common stock, net of issuance costs (834,896 shares)	19,294				19,294
Purchase of treasury stock (70,202 shares)			(1,747)		(1,747)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (4,960)			(130)		(130)
Cash dividends declared ($0.66 per share)		(10,094)			(10,094)
Balance, December 31, 2017	97,042	148,298	(1,087)	(343)	243,910
Net income		33,719			33,719
Other comprehensive loss				(3,653)	(3,653)
Forfeiture of restricted stock award grants (361 shares)	11		(11)		0
Restricted stock award grants (40,108 shares)	(996)		996		0
Stock-based compensation expense	1,545				1,545
Purchase of treasury stock (90,898 shares)			(2,284)		(2,284)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,308)			(170)		(170)
Cash dividends declared ($0.67 per share)		(10,237)			(10,237)
Balance, December 31, 2018	97,602	171,780	(2,556)	(3,996)	262,830
Net income		40,081			40,081
Other comprehensive income				10,935	10,935
Forfeiture of restricted stock award grants (2,699 shares)	71		(71)		0
Restricted stock award grants (40,978 shares)	(1,086)		1,086		0
Performance based restricted stock award grants (798 shares)	(21)		21		0
Stock-based compensation expense	1,346				1,346
Issuance of common stock, net of issuance costs (52,568 shares)	1,423				1,423
Purchase of treasury stock (40,000 shares)			(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (10,647)			(289)		(289)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (294)			(8)		(8)
Cash dividends declared ($0.68 per share)		(10,358)			(10,358)
Balance, December 31, 2019	$99,335	$201,503	$(2,811)	6,939	$304,966

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$40,081	$33,719	$23,860
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	6,024	6,072	6,655
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	5,963	4,811	5,242
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(870)	(537)	(1,202)
Deferred taxes	(204)	(1,076)	3,385
Net realized gains on sales of available-for-sale securities	(148)	0	(1,543)
Net realized and unrealized losses (gains) on trading securities	(1,888)	451	(881)
Proceeds from sale of trading securities	301	455	1,091
Proceeds from sale of Visa Class B shares	463	0	0
Gain on sale of Visa Class B shares	(463)	0	0
Purchase of trading securities	(436)	(1,542)	(2,502)
Gain on sale of branch	0	0	(536)
Gain on sale of loans	(990)	(624)	(545)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	(377)	47	(107)
Proceeds from sale of loans	43,198	23,311	24,285
Origination of loans held for sale	(43,458)	(22,990)	(25,231)
Income on bank owned life insurance, including death benefit of proceeds in excess of cash surrender value	(1,317)	(1,408)	(1,659)
Stock-based compensation expense	1,346	1,545	928
Changes in:
Accrued interest receivable and other assets	1,072	(3,079)	(1,175)
Accrued interest payable, lease liabilities, and other liabilities	3,610	4,613	698
Net Cash Provided By Operating Activities	51,907	43,768	30,763
Cash Flows from Investing Activities:
Proceeds from maturities, prepayments and calls of available-for-sale securities	98,274	76,349	92,302
Proceeds from sales of available-for-sale securities	11,403	0	16,340
Purchase of available-for-sale securities	(122,358)	(189,374)	(23,689)
Loan origination and payments, net	(335,965)	(333,552)	(273,972)
Purchase of bank owned life insurance	(8,778)	0	(10,000)
Proceeds from death benefit of BOLI policies	0	0	897
Net cash received from sale of branch	0	0	1,079
Purchase of FHLB and other equity interests	(3,360)	(2,991)	(2,331)
Purchase of premises and equipment	(9,045)	(3,068)	(5,215)
Proceeds from the sale of premises and equipment and foreclosed assets	1,228	1,048	938
Net Cash Used In Investing Activities	(368,601)	(451,588)	(203,651)
Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	459,162	412,505	16,096
Certificates of deposit	32,379	30,466	134,197
Deposits held for sale	0	0	1,079
Purchase of treasury stock	(1,291)	(2,454)	(1,877)
Proceeds from stock offering, net of issuance costs	1,423	0	19,294
Cash dividends paid	(10,358)	(10,237)	(10,094)
Proceeds from long-term borrowings	30,353	50,000	160,000
Repayments on long-term borrowings	(47,563)	(27,826)	(70,092)
Net change in short-term borrowings	0	(34,416)	(69,553)
Net Cash Provided By Financing Activities	464,105	418,038	179,050
Net Increase in Cash and Cash Equivalents	147,411	10,218	6,162
Cash and Cash Equivalents, Beginning	45,563	35,345	29,183
Cash and Cash Equivalents, Ending	$192,974	$45,563	$35,345
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$39,282	$26,551	$17,481
Income taxes	8,006	7,050	7,810
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$2,066	$228	$630
Grant of restricted stock awards from treasury stock	1,086	996	984
Grant of performance based restricted stock awards from treasury stock	21	0	0
Restricted stock forfeiture	71	11	67
Right of use assets obtained in exchange for lease liabilities	19,465	0	0

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

The general component of the allowance for loan losses covers non-impaired loans and loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment, further delineated by risk rating, and is based on a weighted average quarterly loss rate for the most recent eight quarters, subject to a floor. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative loss factors include consideration of the following: levels of and trends in delinquencies, trends in volume and terms of loans; effects of any changes in lending policies and procedures; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit.

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

Mortgage Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Stock-Based Compensation

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants, including time-based and performance-based shares of restricted stock. The Corporation previously maintained the CNB Financial Corporation 2009 Stock Incentive Plan, which terminated in accordance with its terms on February 10, 2019, and currently maintains the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan"), which was approved by the Corporation’s shareholders and became effective on April 16, 2019. The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. All stock-based compensation grants during the years ending December 31, 2019, 2018 and 2017 and outstanding at December 31, 2019, 2018 and 2017 were restricted stock.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees. In 2018, awards with a maximum of 15,657 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 7,109 shares was granted to a key employee.

During 2019, 2018, and 2017, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 40,978, 40,108 and 39,673 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1,346, $1,545 and $928 for the years ended December 31, 2019, 2018, and 2017, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $283, $324 and $325 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Restrictions on Cash

The Bank is required to maintain average reserve balances with the Federal Reserve Bank or in vault cash. The average amount of these non-interest bearing reserve balances for the year ended December 31, 2019 and 2018 was $50, which was maintained in vault cash. Note 20 to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Note 15 to the consolidated financial statements discloses a loss contingency in connection with a sales tax notice of assessment from the Pennsylvania Department of Revenue.

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

Adoption of New Accounting Standards

As of January 1, 2019, the Corporation adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily ASU 2016-02 and subsequent updates. This guidance requires a lessee to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model. The Corporation elected several practical expedients made available by the FASB. Specifically, the Corporation elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Corporation elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. As a result, the Corporation recognized approximately $12.5 million of right of use assets, approximately $800 thousand in prepaid rent, and $13.3 million of related lease liabilities as of January 1, 2019.

In March 2017, the FASB issued an update (ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities") which amends the amortization period for certain purchased callable debt securities held at a premium. FASB has shortened the amortization period for the premium to the earliest call date. Under legacy GAAP, entities generally amortized the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Corporation adopted this new accounting standard on January 1, 2019. The effect of adoption was immaterial in the consolidated financial statements.

In August 2017, the FASB issued an updated (ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”) which updated guidance to better align a company's financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Corporation adopted ASU 2017-12 on January 1, 2019. The effect of adoption was immaterial in the consolidated financial statements.

Effects of Newly Issued But Not Yet Effective Accounting Standards
In June 2016, the FASB issued an update (ASU 2016-13, "Financial Instruments – Credit Losses") which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical credit loss experience, current market conditions, and reasonable and supportable forecast. This eliminates the probable initial recognition threshold in current GAAP. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses."  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, "Leases." In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things. In May 2019, ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.
CNB has adopted ASU No. 2016-13 effective January 1, 2020. The Corporation formed a committee comprised of individuals from different disciplines, including credit administration, finance, commercial lending, loan servicing and information technology, to evaluate the requirements of the new standard and the impact it will have on current processes. Management partnered with a third-party vendor to develop a model that calculates expected credit losses over the life of each loan. The Corporation selected the discounted cash flow method or a remaining life method to estimate expected credit losses based upon each identified pool of financial assets with similar risk characteristics. Management will select reasonable and supportable economic variables from reputable and independent third parties it believes to be most relevant based on the composition of the loan portfolio and the loan segment. The Corporation anticipates it will forecast over a one year period and in the second year the Corporation will use straight-line reversion to historical losses. While management continues to work through their implementation plan, management has completed its assessment and mapping of key data fields into the model and parallel runs. Management is in the process of reviewing the results of a model validation, completing documentation of processes and internal controls and policy development with the assistance of third-parties. Based upon the Corporation's fourth quarter parallel run, assessment of the composition, characteristics and credit quality of the Corporation's loan and investment securities portfolio, as well as the economic conditions in effect as of the adoption date, management estimates the adoption of ASU 2016-13 will result in an increase of approximately 20-30% to the Corporation's allowance for credit losses, as reported in its Annual Report Form 10-K, for the fiscal year ended December 31, 2019. The adjustment recorded upon adoption to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in the economic forecast and conditions and composition of the loan portfolio used in calculating the allowance for credit losses upon adoption.

The Corporation does not expect a material impact to the allowance for credit losses related to its available-for-sale debt securities portfolio under the newly codified available-for-sale debt security impairment model.  The majority of these securities are government agency-backed securities for which risk of credit loss is minimal.

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

Reclassifications
Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

2.  Business Combinations

On December 18, 2019, CNB Financial Corporation (“CNB"), CNB Bank (“CNB Bank") and Bank of Akron (“Akron") entered into an Agreement and Plan of Merger (the “Agreement"), pursuant to which CNB will acquire Akron. Under the terms of the Agreement, Akron will be merged with and into CNB Bank (the “Merger") with CNB Bank continuing as the surviving entity. At September 30, 2019, Akron had $388.9 million in assets, $339.7 million in deposits and $38.4 million in shareholders' equity. Following the completion of the Merger, Akron will operate as part of CNB’s BankOnBuffalo division. The Agreement provides that shareholders of Akron will have the right to elect to receive, for each share of Akron common stock, either (x)$215.00 in cash or (y) 6.6729 shares of CNB common stock. Elections will be subject to proration procedures whereby at least 75% of Akron shares will be exchanged for CNB common stock. The transaction is subject to customary closing conditions, including the receipt of approval from the shareholders of Akron and regulatory approvals, and is expected to be completed in the third quarter of 2020.

3.  Securities

Securities available-for-sale at December 31, 2019 and 2018 are as follows:

	December 31, 2019				December 31, 2018
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$124,189	$2,924	$(19)	$127,094	$134,010	$254	$(1,570)	$132,694
State & political subdivisions	101,177	3,288	(102)	104,363	134,662	1,942	(573)	136,031
Residential & multi-family mortgage	273,404	4,117	(885)	276,636	209,126	500	(3,573)	206,053
Corporate notes & bonds	8,350	14	(282)	8,082	12,356	22	(601)	11,777
Pooled SBA	25,063	274	(163)	25,174	30,163	135	(924)	29,374
Other	1,020	0	(56)	964	1,020	0	(86)	934
Total	$533,203	$10,617	$(1,507)	$542,313	$521,337	$2,853	$(7,327)	$516,863

At December 31, 2019 and 2018, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities, and the Corporation holds one commercial mortgage security that is private label.

Trading securities at December 31, 2019 and 2018 are as follows:

	2019	2018
Corporate equity securities	$7,946	$5,828
Mutual Funds	807	1,058
Certificates of deposit	350	268
Corporate notes and bonds	655	581
U.S. Government sponsored entities	51	51
Total	$9,809	$7,786

Securities with unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2019	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$7,040	$(3)	$14,989	$(16)	$22,029	$(19)
State & political subdivisions	826	(5)	684	(97)	1,510	(102)
Residential & multi-family mortgage	41,841	(346)	32,555	(539)	74,396	(885)
Corporate notes & bonds	0	0	4,718	(282)	4,718	(282)
Pooled SBA	8,560	(80)	6,075	(83)	14,635	(163)
Other	0	0	964	(56)	964	(56)
	$58,267	$(434)	$59,985	$(1,073)	$118,252	$(1,507)

December 31, 2018	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	14,786	(41)	70,676	(1,529)	85,462	(1,570)
State & political subdivisions	13,834	(62)	21,080	(511)	34,914	(573)
Residential and multi-family mortgage	69,015	(656)	87,286	(2,917)	156,301	(3,573)
Corporate notes & bonds	0	0	9,759	(601)	9,759	(601)
Pooled SBA	760	(7)	20,795	(917)	21,555	(924)
Other	0	0	934	(86)	934	(86)
	98,395	(766)	210,530	(6,561)	308,925	(7,327)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

During 2017, two structured pooled trust preferred securities with an adjusted amortized cost of $800 were sold, resulting in a gain of $1,383.

A roll-forward of the other-than-temporary impairment amount related to credit losses for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, beginning of period	$0	$0	$2,071
Credit losses previously recognized on securities sold during the period	0	0	(2,071)
Additional credit loss for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit loss for which other-than-temporary impairment was previously recognized	0	0	0
Balance of credit losses on debt securities for which a portion of other-than-temporary impairment was recognized in earnings, end of period	$0	$0	$0

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly “call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed, as appropriate given the following considerations. When reviewing securities for other-than-temporary impairment, management considers the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Management also considers the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of December 31, 2019 and 2018, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On December 31, 2019 and 2018, securities carried at $268,447 and $290,717, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The following is a schedule of the contractual maturity of securities available for sale, excluding other securities, at December 31, 2019:

	December 31, 2019
	Amortized Cost	Fair Value
1 year or less	$59,815	$59,831
1 year – 5 years	104,134	106,084
5 years – 10 years	66,534	70,191
After 10 years	4,253	4,397
	234,736	240,503
Residential and multi-family mortgage	273,404	276,636
Pooled SBA	25,063	25,174
Total debt securities	$533,203	$542,313

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2019	$11,403	$152	$4
2018	0	0	0
2017	16,340	1,614	71

The tax provision related to these net realized gains at December 31, 2019, 2018 and 2017 was $31, $0, and $540, respectively.

During 2019, 2018, and 2017, the Corporation sold trading securities. Proceeds were $301 in 2019, $455 in 2018 and $1,091 in 2017, resulting in net realized gains of $16 in 2019, $151 in 2018, and $93 in 2017. During 2019, the Corporation sold Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were $463.

4.  Loans

Total net loans at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Commercial, industrial, and agricultural	$1,046,665	$916,297
Commercial mortgages	814,002	697,776
Residential real estate	814,030	771,309
Consumer	124,785	86,035
Credit cards	7,569	7,623
Overdrafts	2,146	308
Less: unearned discount	(5,162)	(4,791)
allowance for loan losses	(19,473)	(19,704)
Loans, net	$2,784,562	$2,454,853

At December 31, 2019 and 2018 net unamortized fees of $3,092 and $3,175, respectively, have been included in the carrying value of loans.

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

Commercial, industrial, and agricultural loans comprised 37% and 37% of the Corporation’s total loan portfolio at December 31, 2019 and 2018, respectively. Commercial mortgage loans comprised 29% and 28% of the Corporation’s total loan portfolio at December 31, 2019 and 2018, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial, and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 75% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 29% and 31% of the Corporation’s total loan portfolio at December 31, 2019 and 2018, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represent less than 5% of the total loan portfolio at both December 31, 2019 and 2018. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the year ended December 31, 2019 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	(205)	(3,391)	(386)	(2,200)	(116)	(453)	(6,751)
Recoveries	17	124	73	154	15	113	496
Provision for loan losses	1,134	2,729	(344)	2,080	82	343	6,024
Allowance for loan losses, December 31, 2019	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473

Transactions in the allowance for loan losses for the year ended December 31, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(253)	(3,337)	(315)	(2,279)	(90)	(319)	(6,593)
Recoveries	171	30	67	141	33	90	532
Provision for loan losses	1,263	1,790	371	2,336	40	272	6,072
Allowance for loan losses, December 31, 2018	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704

Transactions in the allowance for loan losses for the year ended December 31, 2017 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2017	$5,428	$6,753	$1,653	$2,215	$93	$188	$16,330
Charge-offs	(544)	(116)	(466)	(2,555)	(144)	(252)	(4,077)
Recoveries	235	197	78	161	27	87	785
Provision for loan losses	1,041	2,173	768	2,358	144	171	6,655
Allowance for loan losses, December 31, 2017	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2019 and 2018. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

December 31, 2019	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$645	$1,264	$34	$0	$0	$0	$1,943
Collectively evaluated for impairment	7,614	5,358	1,465	2,411	84	240	17,172
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	28	330	0	0	0	0	358
Total ending allowance balance	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Loans:
Individually evaluated for impairment	$8,078	$2,410	$465	$0	$0	$0	$10,953
Collectively evaluated for impairment	1,035,494	804,360	813,565	124,785	7,569	2,146	2,787,919
Acquired with deteriorated credit quality	0	523	0	0	0	0	523
Modified in a troubled debt restructuring	3,093	6,709	0	0	0	0	9,802
Total ending loans balance	$1,046,665	$814,002	$814,030	$124,785	$7,569	$2,146	$2,809,197

December 31, 2018	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$54	$4	$100	$0	$0	$10	$168
Collectively evaluated for impairment	7,183	3,036	2,056	2,377	103	227	14,982
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	104	4,450	0	0	0	0	4,554
Total ending allowance balance	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Loans:
Individually evaluated for impairment	$1,334	$1,446	$502	$0	$0	$10	$3,292
Collectively evaluated for impairment	910,386	685,714	770,807	86,035	7,623	298	2,460,863
Acquired with deteriorated credit quality	0	567	0	0	0	0	567
Modified in a troubled debt restructuring	4,577	10,049	0	0	0	0	14,626
Total ending loans balance	$916,297	$697,776	$771,309	$86,035	$7,623	$308	$2,479,348

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017, respectively.

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$2,657	$1,476	$673
Commercial mortgage	6,541	4,349	1,594
Residential real estate	485	465	34
With no related allowance recorded:
Commercial, industrial, and agricultural	9,845	9,695	0
Commercial mortgage	4,903	4,770	0
Residential real estate	0	0	0
Total	$24,431	$20,755	$2,301

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial, and agricultural	$3,053	$3,037	$158
Commercial mortgage	10,799	6,709	4,454
Residential real estate	502	502	100
Overdrafts	10	10	10
With no related allowance recorded:
Commercial, industrial, and agricultural	3,684	2,874	0
Commercial mortgage	5,659	4,786	0
Residential real estate	0	0	0
Total	$23,707	$17,918	$4,722

The unpaid principal balance of impaired loans includes the Corporation's recorded investment in the loan and the amount that have been charged off.

	Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,750	$90	$90
Commercial mortgage	6,586	119	119
Residential real estate	191	13	13
Overdrafts	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,919	208	208
Commercial mortgage	3,985	158	158
Residential real estate	294	11	11
Overdrafts	0	0	0
Total	$17,725	$599	$599

	Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$2,745	$254	$249
Commercial mortgage	8,456	338	326
Residential real estate	304	20	19
Overdrafts	2	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	4,642	157	148
Commercial mortgage	4,566	146	144
Residential real estate	0	0	0
Total	$20,715	$915	$886

	Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial, and agricultural	$1,513	$97	$97
Commercial mortgage	11,944	327	327
Residential real estate	0	0	0
With no related allowance recorded:
Commercial, industrial, and agricultural	2,438	114	114
Commercial mortgage	2,474	122	122
Residential real estate	0	0	0
Total	$18,369	$660	$660

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$11,644	$0	$2,076	487
Commercial mortgages	4,533	0	6,329	53
Residential real estate	4,724	59	5,187	299
Consumer	835	0	670	43
Credit cards	0	2	0	5
Total	$21,736	$61	$14,262	$887

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans.

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,273	$548	$3,784	$5,605	$1,041,060	$1,046,665
Commercial mortgages	162	183	2,594	2,939	811,063	814,002
Residential real estate	3,383	1,270	2,714	7,367	806,663	814,030
Consumer	412	311	415	1,138	123,647	124,785
Credit cards	48	54	2	104	7,465	7,569
Overdrafts	0	0	0	0	2,146	2,146
Total	$5,278	$2,366	$9,509	$17,153	$2,792,044	$2,809,197

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$2,339	$9	$2,264	$4,612	$911,685	$916,297
Commercial mortgages	758	3,055	283	4,096	693,680	697,776
Residential real estate	3,982	1,257	3,988	9,227	762,082	771,309
Consumer	470	282	363	1,115	84,920	86,035
Credit cards	59	15	5	79	7,544	7,623
Overdrafts	0	0	0	0	308	308
Total	$7,608	$4,618	$6,903	$19,129	$2,460,219	$2,479,348

Troubled Debt Restructurings

During the years ended December 31, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of December 31, 2019 and December 31, 2018.

	December 31, 2019			December 31, 2018
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial, and agricultural	10	$3,093	$28	10	$4,577	$104
Commercial mortgages	13	6,709	330	15	10,049	4,450
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	23	$9,802	$358	25	$14,626	$4,554

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	1	383	383
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	1	$383	$383

	Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	5	1,570	1,570
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	5	$1,570	$1,570

	Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	4	$2,750	$2,750
Commercial mortgages	2	6,421	6,421
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	6	$9,171	$9,171

The troubled debt restructurings described above increased the allowance for loan losses by $0, $351 and $4,024 during the years ended December 31, 2019, 2018, and 2017, respectively.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4-18 years. Modifications involving an extension of the maturity date were for periods ranging from 4-18 years.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Except as discussed below, all loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2019 and 2018 and no principal balances were forgiven in connection with the loan restructurings.

During the year ended December 31, 2019 one impaired commercial real estate loan with a balance of $381 as of December 31, 2019 was modified in troubled debt restructurings. The Corporation recorded no additional provision for loan losses and there was no chargeoff for this loan during the year ended December 31, 2019.

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

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$1,004,445	$16,696	$25,524	$0	$1,046,665
Commercial mortgages	780,798	18,837	14,367	0	814,002
Total	$1,785,243	$35,533	$39,891	$0	$1,860,667

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial, and agricultural	$890,360	$10,484	$15,453	$0	$916,297
Commercial mortgages	684,806	3,236	9,734	0	697,776
Total	$1,575,166	$13,720	$25,187	$0	$1,614,073

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

The following table presents the recorded investment in residential, consumer, and credit card loans based on performance status as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$809,247	$123,950	$7,567	$765,823	$85,322	$7,618
Nonperforming	4,783	835	2	5,486	713	5
Total	$814,030	$124,785	$7,569	$771,309	$86,035	$7,623

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

Holiday’s loan portfolio, included in consumer and residential loans above, is summarized as follows at December 31, 2019 and 2018:

	2019	2018
Consumer	$28,122	$26,568
Less: unearned discount	(5,162)	(4,791)
Total	$22,960	$21,777

5.  Foreclosed Assets

Foreclosed real estate is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Balance, beginning of year	$418	$710	$1,015
Additions	2,066	228	630
Sales (at carrying value)	(851)	(520)	(935)
Balance, end of year	$1,633	$418	$710

Expenses related to foreclosed real estate include:

	2019	2018	2017
Net gain on sale	$(377)	$(310)	$(208)
Operating expenses, net of rental income	316	283	366
	$(61)	$(27)	$158

6.  Fair Value

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

The fair values of most trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities that observable inputs about the specific issuer are not available, fair values are estimated using observable data from other securities presumed to be similar or other market data on other similar securities (Level 3 inputs).

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$127,094	$0	$127,094	$0
States and political subdivisions	104,363	0	104,363	0
Residential and multi-family mortgage	276,636	0	273,841	2,795
Corporate notes and bonds	8,082	0	8,082	0
Pooled SBA	25,174	0	25,174	0
Other	964	964	0	0
Total Securities Available For Sale	$542,313	$964	$538,554	$2,795
Interest rate swaps	$1,877	$0	$1,877	$0
Trading Securities:
Corporate equity securities	$7,946	$7,946	$0	$0
Mutual funds	807	807	0	0
Certificates of deposit	350	350	0	0
Corporate notes and bonds	655	655	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$9,809	$9,758	$51	$0
Liabilities
Interest rate swaps	$(2,362)	$0	$(2,362)	$0

		Fair Value Measurements at December 31, 2018 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$132,694	$0	$132,694	$0
States and political subdivisions	136,031	0	136,031	0
Residential and multi-family mortgage	206,053	0	206,053	0
Corporate notes and bonds	11,777	0	11,777	0
Pooled SBA	29,374	0	29,374	0
Other	934	934	0	0
Total Securities Available For Sale	$516,863	$934	$515,929	$0
Interest rate swaps	$485	$0	$485	$0
Trading Securities:
Corporate equity securities	$5,828	$5,828	$0	$0
Mutual funds	1,058	1,058	0	0
Certificates of deposit	268	268	0	0
Corporate notes and bonds	581	581	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$7,786	$7,735	$51	$0
Liabilities
Interest rate swaps	$(686)	$0	$(686)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

Residential and Multi-Family Mortgage
Balance, January 1, 2019	$0
Purchases	2,796
Total gains or (losses):
Included in other comprehensive income (loss)	(1)
Balance, December 31, 2019	$2,795

There were no Level 3 financial instruments carried at fair value on a recurring basis at December 31, 2018.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$2,910	0	0	$2,910
Commercial mortgages	$1,147	0	0	$1,147

		Fair Value Measurements at December 31, 2018 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$2,055	0	0	$2,055
Commercial mortgages	$679	0	0	$679

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$2,910	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (54%)
Impaired loans – commercial mortgages	$1,147	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (52%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$2,055	Valuation of third party appraisal on underlying collateral	Loss severity rates	20%-60% (34%)
Impaired loans – commercial mortgages	$679	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-39% (33%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2019:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$192,974	$192,974	$0	$0	$192,974
Securities available for sale	542,313	964	538,554	2,795	542,313
Trading securities	9,809	9,758	51	0	9,809
Loans held for sale	930	0	933	0	933
Net loans	2,784,562	0	0	2,765,133	2,765,133
FHLB and other equity interests	27,868	n/a	n/a	n/a	n/a
Interest rate swaps	1,877	0	1,877	0	1,877
Accrued interest receivable	11,486	6	3,238	8,242	11,486
LIABILITIES
Deposits	$(3,102,327)	$(2,674,511)	$(432,287)	$0	$(3,106,798)
FHLB and other borrowings	(227,907)	0	(230,679)	0	(230,679)
Subordinated debentures	(70,620)	0	(64,084)	0	(64,084)
Interest rate swaps	(2,362)	0	(2,362)	0	(2,362)
Accrued interest payable	(1,597)	0	(1,597)	0	(1,597)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2018:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$45,563	$45,563	$0	$0	$45,563
Securities available for sale	516,863	934	515,929	0	516,863
Trading securities	7,786	7,735	51	0	7,786
Loans held for sale	367	0	368	0	368
Net loans	2,454,853	0	0	2,433,417	2,433,417
FHLB and other equity interests	24,508	n/a	n/a	n/a	n/a
Interest rate swaps	485	0	485	0	485
Accrued interest receivable	10,843	6	3,368	7,469	10,843
LIABILITIES
Deposits	$(2,610,786)	$(2,215,349)	$(397,370)	$0	$(2,612,719)
FHLB and other borrowings	(245,117)	0	(242,592)	0	(242,592)
Subordinated debentures	(70,620)	0	(65,794)	0	(65,794)
Interest rate swaps	(686)	0	(686)	0	(686)
Accrued interest payable	(1,349)	0	(1,349)	0	(1,349)

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

7.  Secondary Market Mortgage Activities

The following summarizes secondary market mortgage activities for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Loans originated for resale	$43,458	$22,990	$25,231
Proceeds from sales of loans held for sale	43,198	23,311	24,285
Net gains on sales of loans held for sale	990	624	545
Loan servicing fees	634	600	563

Total loans serviced for others were $188,648 and $166,332 December 31, 2019 and 2018, respectively.

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Balance, beginning of year	$1,495	$1,387	$1,391
Additions	292	315	198
Servicing rights acquired	0	0	0
Amortization	(214)	(207)	(202)
Balance, end of year	$1,573	$1,495	$1,387

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2019 and 2018, respectively. No valuation allowance was deemed necessary at December 31, 2019, 2018, and 2017. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2019 or 2018.

8.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2019 and 2018:

	2019	2018
Land	$8,301	$8,301
Premises and leasehold improvements	57,131	52,810
Furniture and equipment	30,853	27,548
Construction in process	2,747	1,283
	99,032	89,942
Less: accumulated depreciation	44,165	40,022
Premises and equipment, net	$54,867	$49,920

Depreciation on premises and equipment amounted to $4,098 in 2019, $3,706 in 2018 and $3,811 in 2017.

9.  Leases

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

The Corporation leases certain full-serve branch offices, land and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Corporation's sole discretion. The Corporation includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is is reasonably certain the Corporation will exercise the option. Certain lease agreements of the Corporation include rental payments adjusted periodically for changes in the consumer price index.

Leases	Classification	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$18,422
Finance lease assets	Premises and equipment, net (1)	501
Total leased assets		$18,923

Liabilities:
Operating lease liabilities	Operating lease liabilities	$19,363
Finance lease liabilities	Accrued interest payable and other liabilities	629
Total leased liabilities		$19,992
(1) Finance lease assets are recorded net of accumulated amortization of $715 as of December 31, 2019.

The components of the Corporation's net lease expense for the year ended December 31, 2019 were as follows:

Lease Cost	Classification	December 31, 2019
Operating lease cost	Net occupancy expense	$1,666
Variable lease cost	Net occupancy expense	98
Finance lease cost:
Amortization of leased assets	Net occupancy expense	72
Interest on lease liabilities	Interest expense - borrowed funds	30
Sublease income (1)	Net occupancy expense	(83)
Net lease cost		$1,783
(1) Sublease income excludes rental income from owned properties.

Rental expense, net of rental income, charged to occupancy expense for 2018 and 2017was $932 and $870, respectively.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2019:

Maturity of Lease Liabilities as of December 31, 2019	Operating Leases	Finance Leases	Total
2020	$1,533	$105	$1,638
2021	1,586	105	1,691
2022	1,630	105	1,735
2023	1,518	105	1,623
2024	1,487	105	1,592
After 2024	19,373	209	19,582
Total lease payments	27,127	734	27,861
Less: Interest	7,764	105	7,869
Present value of lease liabilities	$19,363	$629	$19,992

Other information related to the Corporation's lease liabilities as of December 31, 2019 was as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	18.7
Finance leases	7.0

Weighted-average discount rate
Operating leases	3.52%
Finance leases	4.49%

Other Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$757

10.  Goodwill and Intangible Assets

Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Balance, beginning of year	$38,730	$38,730
Acquired during the year	0	0
Balance, end of year	$38,730	$38,730

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit exceeded its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis at December 31, 2019 and 2018 indicated that the Step 2 analysis was not necessary.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2019, 2018, and 2017, the Corporation recorded amortization expense of $316, $489 and $662, respectively. The net carrying values at December 31, 2019 and December 31, 2018 were $94 and $410, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1,583. During the year ended December 31, 2019, 2018, and 2017, the Corporation recorded amortization expense of $251, $409, and $567, respectively. The net carrying values at December 31, 2019 and 2018 were $66 and $317, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank. The estimated remaining amortization expense of core deposit intangible assets is $160 and will be amortized in 2020.

11.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2019:

Time deposits maturing:
2020	$118,695
2021	138,640
2022	147,423
2023	10,000
2024	3,395
Thereafter	9,663
$427,816

Certificates of deposit of $250 or more totaled $112,818 and $105,626 at December 31, 2019 and 2018, respectively. The Corporation had $8,097 and $3,219 in reciprocal brokered deposits at December 31, 2019 and 2018.

12.  Borrowings

At December 31, 2019 and 2018, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2019 and 2018.

FHLB Borrowings

At December 31, 2019, the Bank had remaining borrowing capacity with the FHLB of $422,490. At December 31, 2019, borrowings with the FHLB are secured by a pledge of certain loans with a balance of $900,132. At December 31, 2019 and 2018, advances from the FHLB are as follows:

	2019	2018
Maturities range from 6/29/2020 through 2/11/2033; rates fixed at a range of 1.27% to 5.24%; weighted average rate is 2.13% as of December 31, 2019. Maturities range from 6/28/2019 through 2/11/2033; rates fixed at a range of 1.17% to 5.24%; weighted average rate is 2.06% as of December 31, 2018.	$227,907	$245,117
Open Repo borrowing at an interest rate of 1.81% at December 31, 2019. The maximum amount of the Open Repo borrowing available is $150,000.	0	0
Total	$227,907	$245,117

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.

Other Borrowings

At December 31, 2019 and 2018, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55% and was 3.44% at December 31, 2019 and 4.36% at December 31, 2018. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2019:

2020	$37,505
2021	33,740
2022	72,931
2023	51,244
2024	31,256
Thereafter	71,851
Total borrowed funds	$298,527

13.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan in which substantially all employees participate. The plan permits employees to make pre-tax contributions which are matched by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $906, $810 and $802 in 2019, 2018, and 2017, respectively. Profit sharing contributions to this plan, based on current year compensation, are 6.0% of total compensation plus 5.7% of the compensation in excess of $133. The Corporation recognized profit sharing expense of $1,949, $1,530 and $1,755 in 2019, 2018, and 2017 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan (“SERP") for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2019 and 2018, obligations of $6,333 and $5,867, respectively, were included in other liabilities for this plan. Expenses related to this plan were $724 in 2019, $776 in 2018 and $648 in 2017.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2019 and 2018, obligations of $1,330 and $1,330, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $(1) in 2019, $66 in 2018 and $89 in 2017.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Benefit obligation at beginning of year	$2,427	$2,740	$3,409
Interest cost	89	83	114
Service cost	74	87	103
Actual claims	(42)	(79)	(78)
Actuarial (gain) loss	(518)	(404)	(808)
Benefit obligation at end of year	$2,030	$2,427	$2,740

Amounts recognized in accumulated other comprehensive income at December 31, 2019 and 2018 consist of:

	2019	2018
Net actuarial gain (loss)	$158	$(383)
Tax effect	(34)	79
	$124	$(304)

The accumulated benefit obligation was $2,030 and $2,427 at December 31, 2019 and 2018, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	2019	2018	2017
Service cost	$74	$87	$103
Interest cost	89	83	114
Net amortization of transition obligation and actuarial loss	23	84	192
Net periodic benefit cost	186	254	409
Net gain	(518)	(404)	(808)
Amortization	(23)	(84)	(192)
Total recognized in other comprehensive income	(541)	(488)	(1,000)
Total recognized in net periodic benefit cost and other comprehensive income	$(355)	$(234)	$(591)

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is zero.

The weighted average discount rate used to calculate net periodic benefit cost was 3.78% in 2019, 3.13% in 2018, and 3.49% in 2017. The weighted average rate used to calculate accrued benefit obligations was 2.59% in 2019, 3.78% in 2018, and 3.13% in 2017. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2020 and thereafter. A one percent increase in the health care trend rates would result in an increase of $155 in the benefit obligation as of December 31, 2019, and would increase the service and interest costs by $10 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $141 and $9 in the benefit obligation and services and interest costs, respectively, at December 31, 2019.

14.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	2019	2018	2017
Balance, beginning of year	$2,408	$2,503	$2,080
Deferrals, dividends, and changes in fair value recorded as an expense	904	64	444
Deferred compensation payments	(78)	(159)	(21)
Balance, end of year	$3,234	$2,408	$2,503

15.   Contingency

On March 28, 2018, the Corporation received a notice of assessment from the Pennsylvania Department of Revenue that reported a sales tax assessment amount of $824 plus interest and penalties of $339 resulting in a total assessed balance of $1,163. The notice of assessment covers the period from January 1, 2013 through July 31, 2016. The Corporation has evaluated the specific items on which sales tax has been assessed in conjunction with its legal counsel and has determined that it is probable that the Corporation has some liability based on a review of the Pennsylvania tax laws that apply to the assessed items.  The Corporation previously expensed $96, of which $50 was remitted to the Pennsylvania Department of Revenue during the year ended December 31, 2018. The Corporation expensed an additional $150 in the third quarter of 2019. The remainder of the total assessed balance of $1,163 that had not been expensed relates primarily to sales tax assessments associated with data processing and banking equipment maintenance, which the Corporation’s management and legal counsel have concluded were improperly assessed based on current Pennsylvania sales tax law. In December 2019 the Corporation and the Pennsylvania Board of Finance and Revenue reached a agreement whereby the Corporation agreed to pay a total of $60 tax plus $5 interest to settle the notice of assessment. The Corporation remitted the remaining balance due of $15 prior to December 31, 2019 and reversed previously recognized expense of $181.

16.  Income Taxes

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

The following is a summary of income tax expense for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Current – federal	$8,265	$7,520	$8,978
Current – state	499	66	29
Deferred – federal	(204)	(1,076)	376
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	0	0	3,009
Income tax expense	$8,560	$6,510	$12,392

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	2019	%	2018	%	2017	%
Tax at statutory rate	$10,214	21.0	$8,448	21.0	$12,688	35.0
Tax exempt income, net	(1,382)	(2.8)	(1,403)	(3.5)	(1,899)	(5.2)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	0	0.0	0	0.0	3,009	8.3
Bank owned life insurance	(276)	(0.6)	(296)	(0.7)	(581)	(1.6)
Other	4	0.0	(239)	(0.6)	(825)	(2.3)
Income tax expense	$8,560	17.6	$6,510	16.2	$12,392	34.2

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

The following table sets forth deferred taxes as of December 31, 2019 and 2018 based on the enacted U.S. statutory federal income tax rate of 21%.

	2019	2018
Deferred tax assets:
Allowance for loan losses	$4,014	$3,088
Fair value adjustments – business combination	854	966
Deferred compensation	2,405	2,056
Post-retirement benefits	754	836
Unrealized loss on interest rate swap	102	42
Nonaccrual loan interest	557	589
Accrued expenses	1,210	1,254
Deferred fees and costs	472	588
Unrealized loss on securities available for sale	0	940
Operating lease liability	4,216	0
Other	381	366
	14,965	10,725
Deferred tax liabilities:
Unrealized gain on securities available for sale	1,913	0
Premises and equipment	2,089	1,459
Unrealized gain on trading securities	340	63
Intangibles – section 197	2,305	2,414
Mortgage servicing rights	330	314
Operating lease asset	4,136	0
Other	259	178
	11,372	4,428
Net deferred tax asset	$3,593	$6,297

At December 31, 2019 and 2018, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2019 and 2018, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2019, 2018, and 2017.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as various filing various state returns. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2015. Tax years 2016 through 2019 are open to examination.

17.  Related Party Transactions

In the ordinary course of business, the Bank has transactions, including loans and credit cards, with its officers, directors, and their affiliated companies. The aggregate of such loans and credit cards totaled $16,337 on December 31, 2019 compared to $8,596 on December 31, 2018. During 2019, $9,007 in new loans were made, $28 were added for the net change in outstanding credit card balances, and repayments totaled $1,294.

Deposits from principal officers, directors, and their affiliates were $40,931 and $36,214 at December 31, 2019 and 2018, respectively.

18. Stock-Based Compensation

A summary of changes in nonvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Nonvested at January 1, 2019	75,889	$20.79
Granted	27,128	25.41
Forfeited	(2,699)	24.85
Vested	(41,948)	22.05
Nonvested at December 31, 2019	58,370	$24.96

The above table excludes 13,850 shares in restricted stock awards that were granted at a weighted average fair value of $25.27 and immediately vested. As of December 31, 2019 and 2018, there was $1,026 and $1,182, respectively, of total unrecognized compensation cost related to nonvested shares granted under the restricted stock award plan. The fair value of shares vesting during 2019, 2018, and 2017 was $1,462, $1,535 and $1,035, respectively. Compensation expense for restricted stock awards was $1,346 in 2019, $1,545 in 2018 and $928 in 2017. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $283, $324 and $325 for the years ended December 31, 2019, 2018 and 2017, respectively. The number of authorized stock-based awards still available for grant as of December 31, 2019 was 506,483.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions and are also subject to service-based vesting. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees. In 2018, awards with a maximum of 15,657 shares in aggregate were granted to key employees. In 2017, an award with a maximum of 7,109 shares was granted to a key employee. In 2019, key employees retired resulting in 726 and 1,314 shares vesting related to their 2019 and 2018 PBRSA, in accordance with the agreements. Of the 2,040 shares that vested related to the 2019 and 2018 PBRSA grants, 798 shares were distributed in 2019 and the remaining 1,242 shares will be distributed in 2020. The fair value of the 798 shares distributed in 2019 was $21. The 2017 PBRSAs were fully earned and will be distributed in 2020. Total compensation expense related to the PBRSAs and included in the above compensation expense total was $221, $314 and $93 for 2019, 2018 and 2017. Estimated unearned compensation related to PBRSAs at December 31, 2019 was $285.

19.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. Under the Basel III rules, the Corporation and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 was 2.500% and for 2018 was 1.875%. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities are excluded from computing regulatory capital. Management believes as of December 31, 2019 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2019 and 2018. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital to Risk Weighted Assets
Consolidated	$350,806	12.51%	$294,407	10.500%	N/A
Bank	$330,321	11.87%	$292,271	10.500%	$292,271	10.50%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$281,333	10.03%	$238,330	8.500%	N/A
Bank	$312,795	11.24%	$236,600	8.500%	$236,600	8.50%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$261,333	9.32%	$196,272	7.000%	N/A
Bank	$305,416	10.97%	$194,847	7.000%	$194,847	7.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	$281,333	7.86%	$143,189	4.00%	N/A
Bank	$312,795	8.79%	$142,301	4.00%	$177,876	5.00%
December 31, 2018
Total Capital to Risk Weighted Assets
Consolidated	$319,340	13.21%	$238,719	9.875%	N/A
Bank	$302,627	12.59%	$237,325	9.875%	$240,329	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$249,636	10.33%	$190,371	7.875%	N/A
Bank	$284,722	11.85%	$189,259	7.875%	$192,263	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$229,636	9.50%	$154,110	6.375%	N/A
Bank	$277,343	11.54%	$153,210	6.375%	$156,214	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$249,636	7.87%	$126,882	4.000%	N/A
Bank	$284,722	9.12%	$124,903	4.000%	$156,128	5.00%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2019, $51,612 of accumulated net earnings of the Bank included in consolidated stockholders’ equity, plus any 2020 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

20.  Interest Rate Swaps

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At December 31, 2019, the variable rate on the subordinated debt was 3.44% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

In order to hedge cash flows associated with $10 million of a subordinated note discussed above, on May 3, 2011, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2013 and expired September 2018. The Corporation’s objective in using this derivative was to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involved the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2013 to September 15, 2018 without exchange of the underlying notional amount.

As of December 31, 2019 and 2018, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	2019	2018
Interest rate contract	Accrued interest payable and other liabilities	$(485)	$(201)
For the Year Ended December 31, 2019	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$(225)	Interest expense – subordinated debentures		$(63)	Other income	$0
For the Year Ended December 31, 2018
Interest rate contract	$(32)	Interest expense – subordinated debentures		$(164)	Other income	$0
For the Year Ended December 31, 2017
Interest rate contract	$194	Interest expense – subordinated debentures		$(288)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $109.

As of December 31, 2019 and 2018, a cash collateral balance of $750 and $200, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $2,000 as of December 31, 2019 and $750 as of December 31, 2018. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2019 and 2018:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2019
3rd Party interest rate swaps	$35,382	7.7	4.13%	1 month LIBOR + 2.27%	1,877 (a)
Customer interest rate swaps	(35,382)	7.7	4.13%	1 month LIBOR + 2.27%	(1,877) (b)
December 31, 2018
3rd Party interest rate swaps	$23,152	7.2	3.85%	1 month LIBOR + 2.24%	485 (a)
Customer interest rate swaps	(23,152)	7.2	3.85%	1 month LIBOR + 2.24%	(485) (b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

21.  Off-Balance Sheet Activities

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31, 2019 and 2018:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,375	$184,106	$46,265	$191,803
Unused lines of credit	14,637	446,407	14,390	429,456
Standby letters of credit	14,503	824	14,831	1,479

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2019 have interest rates ranging from 2.53% to 18.00% and maturities ranging from one year to 30 years. The fixed rate loan commitments at December 31, 2018 have interest rates ranging from 2.45% to 18.00% and maturities ranging from one year to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of December 31, 2019 and 2018, unfunded capital commitments totaled $5,831 and $3,905, respectively for the small business investment corporations and $4,190 and $1,434 for the low income housing partnerships, respectively.  At December 31, 2019 and 2018, capital contributions to the small business investment corporations were $9,669 and $6,595, respectively and capital contributions to the low income housing partnerships were $4,810 and $4,566, respectively.

22.   Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2019	2018
Assets
Cash	$750	$355
Trading securities	683	623
Investment in bank subsidiary	349,307	310,574
Investment in non-bank subsidiaries	24,606	20,686
Deferreds and current receivable	1,576	1,459
Other assets	1,479	1,749
Total assets	$378,401	$335,446
Liabilities
Borrowings from subsidiary	$850	$200
Subordinated debentures	70,620	70,620
Other liabilities	1,965	1,796
Total liabilities	73,435	72,616
Stockholders' equity	304,966	262,830
Total liabilities and stockholders' equity	$378,401	$335,446

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2019	2018	2017
Dividends from:
Bank subsidiary	$12,696	$12,029	$8,840
Non-bank subsidiaries	0	3,000	2,250
Other	232	212	220
Total income	12,928	15,241	11,310
Expenses	(5,518)	(5,184)	(4,957)
Income before income taxes and equity in undistributed net income of subsidiaries:	7,410	10,057	6,353
Income tax benefit	1,177	1,116	1,614
Equity in undistributed net income of bank subsidiary	27,580	24,031	17,430
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	3,914	(1,485)	(1,537)
Net income	$40,081	$33,719	$23,860

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2019	2018	2017
Net income
Adjustments to reconcile net income to net cash provided by	$40,081	$33,719	$23,860
operating activities:
Equity in undistributed net income of bank subsidiary	(27,580)	(24,031)	(17,430)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	(3,914)	1,485	1,537
Net unrealized gains on trading securities	(24)	0	(12)
Decrease (increase) in other assets	177	872	(549)
Increase in other liabilities	1,267	1,089	830
Net cash provided by operating activities	10,007	13,134	8,236
Cash flows from investing activities
Purchase of trading securities	(36)	(44)	(39)
Investment in non-bank subsidiaries	0	(400)	0
Investment in bank subsidiaries	0	0	(15,400)
Net cash used in investing activities	(36)	(444)	(15,439)
Cash flows from financing activities:
Dividends paid	(10,358)	(10,237)	(10,094)
Purchase of treasury stock	(1,291)	(2,454)	(1,877)
Net proceeds from issuance of common stock	1,423	0	19,294
Net advance (to) from subsidiary	650	(1,200)	0
Net cash provided by (used in) financing activities	(9,576)	(13,891)	7,323
Net increase (decrease) in cash	395	(1,201)	120
Cash beginning of year	355	1,556	1,436
Cash end of year	$750	$355	$1,556

23.  Earnings Per Share

The computation of basic and diluted earnings per share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
	2019	2018	2017
Basic earnings per common share computation
Net income per consolidated statements of income	$40,081	$33,719	$23,860
Net earnings allocated to participating securities	(147)	(150)	(135)
Net earnings allocated to common stock	$39,934	$33,569	$23,725
Distributed earnings allocated to common stock	$10,317	$10,186	$10,030
Undistributed earnings allocated to common stock	29,617	23,383	13,695
Net earnings allocated to common stock	$39,934	$33,569	$23,725
Weighted average common shares outstanding, including shares considered participating securities	15,219	15,274	15,212
Less: Average participating securities	(55)	(64)	(80)
Weighted average shares	15,164	15,210	15,132
Basic earnings per common share	$2.63	$2.21	$1.57
Diluted earnings per common share computation
Net earnings allocated to common stock	$39,934	$33,569	$23,725
Weighted average common shares outstanding for basic earnings per common share	15,164	15,210	15,132
Add: Dilutive effects of assumed exercises of stock options	0	0	0
Weighted average shares and dilutive potential common shares	15,164	15,210	15,132
Diluted earnings per common share	$2.63	$2.21	$1.57

24.   Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Unrealized holding gains (losses) on available for sale securities	$13,732	$(5,073)	$(136)
Less reclassification adjustment for gains recognized in earnings	(148)	0	(160)
Net unrealized gains (losses)	13,584	(5,073)	(296)
Tax effect	(2,852)	1,066	104
Net-of-tax amount	10,732	(4,007)	(192)
Unrealized holding gains (losses) on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	0	0	134
Less reclassification adjustment for gains recognized in earnings	0	0	(1,383)
Net unrealized gains	0	0	(1,249)
Tax effect	0	0	437
Net-of-tax amount	0	0	(812)
Actuarial gain (loss) on postemployment health care plan	518	404	808
Net amortization of transition obligation and actuarial gain	23	84	192
Net unrealized gain (loss) on postemployment health care plan	541	488	1,000
Tax effect	(113)	(102)	(175)
Net-of-tax amount	428	386	825
Unrealized gain (loss) on interest rate swap	(347)	(204)	10
Less reclassification adjustment for losses recognized in earnings	63	164	288
Net unrealized gain (loss)	(284)	(40)	298
Tax effect	59	8	(104)
Net-of-tax amount	(225)	(32)	194
Other comprehensive income (loss)	$10,935	$(3,653)	$15

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2019, 2018, and 2017.

	Balance 12/31/18	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/19
Unrealized gains (losses) on securities available for sale	$(3,534)	$10,732	$0	$7,198
Unrealized gain (loss) on postretirement benefits plan	(304)	428	0	124
Unrealized loss on interest rate swap	(158)	(225)	0	(383)
Total	$(3,996)	$10,935	$0	$6,939

	Balance 12/31/17	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/18
Unrealized gains (losses) on securities available for sale	$473	$(4,007)	$0	$(3,534)
Unrealized gain (loss) on postretirement benefits plan	(690)	386	0	(304)
Unrealized loss on interest rate swap	(126)	(32)	0	(158)
Total	$(343)	$(3,653)	$0	$(3,996)

	Balance 1/1/17	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/17
Unrealized gains (losses) on securities available for sale	$1,393	$(1,004)	$84	$473
Unrealized gain (loss) on postretirement benefits plan	(1,217)	825	(298)	(690)
Unrealized loss on interest rate swap	(297)	194	(23)	(126)
Total	$(121)	$15	$(237)	$(343)

25.   Quarterly Financial Data (Unaudited)

The table below sets forth the Corporation's unaudited condensed consolidated quarterly results of operations data for the years ended December 31, 2019 and December 31, 2018 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation of the quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly results of operations data are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, one should review the financial and operating results, changes in stockholders' equity and cash flows for a period of several years.

	Quarters Ended in 2019				Quarters Ended in 2018
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$36,753	$38,282	$40,085	$40,608	$29,387	$32,099	$34,040	$36,344
Net interest income	27,758	28,794	29,901	29,745	24,100	25,826	26,878	28,116
Provision for loan losses	1,306	1,788	2,118	812	1,631	1,905	1,095	1,441
Non-interest income	6,153	6,792	6,276	6,754	4,751	5,606	5,933	4,433
Non-interest expense	21,175	21,984	21,444	22,905	18,999	19,543	20,794	20,006
Net income	9,473	9,767	10,357	10,484	7,097	8,441	9,236	8,945
Net income per share, basic	0.62	0.64	0.68	0.69	0.46	0.55	0.60	0.59
Net income per share, diluted	0.62	0.64	0.68	0.69	0.46	0.55	0.60	0.59

26.   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the years ended December 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	December 31, 2019	December 31, 2018	December 31, 2017
Non-interest Income
Service charges on deposit accounts	$6,402	$5,759	$4,809
Wealth and asset management fees	4,627	4,172	3,724
Mortgage banking (1)	1,412	1,019	906
Card processing and interchange income	4,641	4,261	3,763
Net realized gains on available-for-sale securities (1)	148	0	1,543
Other income	8,745	5,512	6,690
Total non-interest income	$25,975	$20,723	$21,435

(1)	Not within scope of ASU 2014-9

(2)	The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, gains (losses) on sale of other real estate owned not financed by the Corporation, is not within the scope of ASU 2014-9. As a result, no changes were made during the period related to these sources of revenue.

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
Other income: The Corporation's other income includes sources such as bank owned life insurance, changes in fair value and realized gains on sales of trading securities, certain service fees, gains (losses) on sales of fixed assets, and gains (losses) on sale of other real estate owned. The service fees are recognized in the same manner as the service charges mentioned above. While gains on the sale of other real estate owned are generally within the scope of ASU 2014-9, the Corporation does not finance the sale of transactions and as such there is no change in revenue recognition.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
CNB Financial Corporation
Clearfield, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (the "Corporation") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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
March 5, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, management, including the Principal Executive Officer and Principal Financial Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

Joseph B. Bower, Jr.	Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 5, 2020	Date: March 5, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), which we will file with the SEC on or before 120 days after our 2019 fiscal year-end, and which will appear in the 2020 Proxy Statement under the captions "Proposal 1. Election of Directors," "Executive Officers," "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Certain Transactions" and "Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2020 Proxy Statement, including the information in the 2020 Proxy Statement appearing under the captions “Compensation of Executive Officers," "Compensation Committee Report" and “Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2020 Proxy Statement, including the information in the 2020 Proxy Statement appearing under the captions “Stock Ownership" and “Compensation of Executive Officers – Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2020 Proxy Statement, including the information in the 2020 Proxy Statement appearing under the captions “Proposal 1. Election of Directors," "Corporate Governance" and “Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2020 Proxy Statement, including the information in the 2020 Proxy Statement appearing under the captions “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee" and “Concerning the Independent Registered Public Accounting Firm."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.
(a)(3) The following exhibits (asterisk denotes management contract or compensatory plan) are filed as a part of this report:

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dates as of December 18, 2019, by and among CNB Financial Corporation, CNB Bank and Bank of Akron (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2019)

3.1	Second Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.2	Second Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

4.1	Description of Registrant's Securities

10.1	CNB Financial Corporation 2019 Omnibus Incentive Plan(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2
Executive Employment Agreement dated October 24, 2019 by and among CNB Financial Corporation, CNB Bank and Joseph B. Bower Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2019)

10.3
Executive Employment Contract, dated February 16, 2011 by and between CNB Bank and Mark D. Breakey (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on From 8-K filed on March 9, 2012)

10.4
Executive Employment Contract, dated February 8, 2012, by and between CNB Bank and Richard l. Greslick, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

10.5
Executive Employment Contract, dated September 23, 2013, by and between CNB Financial Corporation, CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 10-K filed on March 7, 2014)

21	List of subsidiaries of CNB Financial Corporation, filed herewith

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Additional information mailed to stockholders with the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and Annual Report on Form 10-K for the year ended December 31, 2019

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 5, 2020	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2020.

/s/ Joseph B. Bower, Jr.	/s/ Peter F. Smith
JOSEPH B. BOWER, JR.	PETER F. SMITH, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ Richard B. Seager
RICHARD L. GRESLICK, JR.	RICHARD B. SEAGER, Director
Secretary and Director

/s/ Tito L. Lima	/s/ Francis X. Straub, III
TITO L. LIMA	FRANCIS X. STRAUB, III, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Robert W. Montler	/s/ Peter C. Varischetti
ROBERT W. MONTLER, Director	PETER C. VARISCHETTI, Director

/s/ Joel E. Peterson	/s/ Julie M. Young
JOEL E. PETERSON, Director	JULIE M. YOUNG, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Jeffrey S. Powell
JEFFREY S. POWELL, Director

/s/ Nicholas N. Scott
NICHOLAS N. SCOTT, Director