Form 10-Q
period 2020-03-31
CNB FINANCIAL CORP/PA
filed 2020-05-07
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒    No
The number of shares outstanding of the issuer’s common stock as of May 5, 2020:
COMMON STOCK, NO PAR VALUE PER SHARE: 15,396,617 SHARES

INDEX
PART I.
FINANCIAL INFORMATION

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to CNB’s financial condition, liquidity, results of operations, future performance and business. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond CNB’s control). Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would” and “could.” CNB’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Corporation, our customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on our customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) deposit attrition; (xii) rapidly changing technology; (xiii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xiv) changes in the cost of funds, demand for loan products or demand for financial services; and (xv) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

The forward-looking statements contained herein are based upon management’s beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. CNB undertakes no obligation to publicly update or revise any forward-looking statements included in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except to the extent required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur and you should not put undue reliance on any forward-looking statements.
.

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited) March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$58,922	$42,373
Interest bearing deposits with other banks	77,419	150,601
Total cash and cash equivalents	136,341	192,974
Securities available for sale	570,582	542,313
Trading securities	5,507	9,809
Loans held for sale	1,815	930
Loans	2,855,206	2,809,197
Less: unearned discount	(4,546)	(5,162)
Less: allowance for loan losses	(21,915)	(19,473)
Net loans	2,828,745	2,784,562
FHLB, other equity, and restricted equity interests	27,975	27,868
Premises and equipment, net	55,109	54,867
Operating lease assets	18,360	18,422
Bank owned life insurance	67,017	66,538
Mortgage servicing rights	1,578	1,573
Goodwill	38,730	38,730
Core deposit intangible	77	160
Accrued interest receivable and other assets	27,302	24,913
Total Assets	$3,779,138	$3,763,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$376,840	$382,259
Interest bearing deposits	2,723,376	2,720,068
Total deposits	3,100,216	3,102,327
FHLB and other long term borrowings	225,722	227,907
Subordinated debentures	70,620	70,620
Operating lease liabilities	19,397	19,363
Accrued interest payable and other liabilities	38,381	38,476
Total liabilities	3,454,336	3,458,693
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,476,736 shares at March 31, 2020 and 15,360,946 shares at December 31, 2019	0	0
Additional paid in capital	102,128	99,335
Retained earnings	207,698	201,503
Treasury stock, at cost (80,119 and 112,961 shares for March 31, 2020 and December 31, 2019, respectively)	(2,026)	(2,811)
Accumulated other comprehensive income (loss)	17,002	6,939
Total shareholders’ equity	324,802	304,966
Total Liabilities and Shareholders’ Equity	$3,779,138	$3,763,659

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three months ended March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans including fees	$35,510	$32,824
Securities:
Taxable	3,880	2,978
Tax-exempt	481	697
Dividends	219	254
Total interest and dividend income	40,090	36,753
INTEREST EXPENSE:
Deposits	7,905	6,587
Borrowed funds	1,227	1,410
Subordinated debentures (includes $21 and $6 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	964	998
Total interest expense	10,096	8,995
NET INTEREST INCOME	29,994	27,758
PROVISION FOR LOAN LOSSES	3,079	1,306
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,915	26,452
NON-INTEREST INCOME:
Service charges on deposit accounts	1,527	1,481
Other service charges and fees	590	646
Wealth and asset management fees	1,293	1,042
Net realized gains on available-for-sale securities (includes $0 and $148 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	148
Net realized and unrealized gains (losses) on trading securities	(588)	800
Mortgage banking	337	239
Bank owned life insurance	479	361
Card processing and interchange income	1,128	1,029
Other	598	407
Total non-interest income	5,364	6,153
NON-INTEREST EXPENSES:
Salaries and benefits	11,397	10,900
Net occupancy expense	3,027	2,866
Amortization of core deposit intangible	83	165
Data processing	1,336	1,185
State and local taxes	581	768
Legal, professional, and examination fees	645	553
Advertising	405	411
FDIC insurance premiums	619	422
Card processing and interchange expenses	796	747
Other	2,853	3,158
Total non-interest expenses	21,742	21,175
INCOME BEFORE INCOME TAXES	10,537	11,430
INCOME TAX EXPENSE (includes ($4) and $30 income tax expense from reclassification items, respectively)	1,724	1,957
NET INCOME	$8,813	$9,473
EARNINGS PER SHARE:
Basic	$0.57	$0.62
Diluted	$0.57	$0.62
DIVIDENDS PER SHARE:
Cash dividends per share	$0.17	$0.17

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended March 31,
	2020	2019
NET INCOME	$8,813	$9,473
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax of $92 and $26, respectively	(346)	(100)
Reclassification adjustment for losses recognized in earnings, net of tax of ($4) and ($1), respectively	17	5
	(329)	(95)
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of ($2,763) and ($1,348), respectively	10,392	5,068
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $31, respectively	0	(117)
	10,392	4,951
Other comprehensive income	10,063	4,856
COMPREHENSIVE INCOME	$18,876	$14,329

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,813	$9,473
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,079	1,306
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	1,299	1,509
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(812)	(409)
Net realized gains on sales of available-for-sale securities	0	(148)
Net realized and unrealized (gains) losses on trading securities	588	(800)
Proceeds from sale of trading securities	5,860	236
Purchase of trading securities	2,000	(144)
Gain on sale of loans	(243)	(84)
Net gains on dispositions of premises and equipment and foreclosed assets	(15)	0
Proceeds from sale of loans	8,536	4,569
Origination of loans held for sale	(9,412)	(7,118)
Income on bank owned life insurance	(479)	(361)
Stock-based compensation expense	549	592
Changes in:
Accrued interest receivable and other assets	(4,061)	(707)
Accrued interest payable, lease liabilities, and other liabilities	(1,285)	(6,520)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,417	1,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	27,389	20,152
Proceeds from sales of available-for-sale securities	0	11,403
Purchase of available-for-sale securities	(46,882)	(9,252)
Loan origination and payments, net	(46,383)	(51,635)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(107)	1,379
Purchase of premises and equipment	(1,327)	(2,399)
Proceeds from the sale of premises and equipment and foreclosed assets	145	8
NET CASH USED BY INVESTING ACTIVITIES	(67,165)	(30,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	888	88,105
Certificates of deposit	(2,999)	(41,532)
Purchase of treasury stock	(324)	(201)
Cash dividends paid	(2,618)	(2,591)
Proceeds from stock offering, net of issuance costs	3,353	0
Repayment of long-term borrowings	(2,185)	(5,112)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,885)	38,669
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,633)	9,719
CASH AND CASH EQUIVALENTS, Beginning	192,974	45,563
CASH AND CASH EQUIVALENTS, Ending	$136,341	$55,282
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,933	$8,942
Income taxes	78	1,250
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$165	$66
Grant of restricted stock awards from treasury stock	892	1,055
Grant of performance based restricted stock awards from treasury stock	217	0
Right of use assets obtained in exchange for lease liabilities	0	16,478

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2020	$99,335	$201,503	$(2,811)	$6,939	$304,966
Net income		8,813			8,813
Other comprehensive income				10,063	10,063
Restricted stock award grants (35,160 shares)	(892)		892		0
Performance based restricted stock award grants (8,351 shares)	(217)		217		0
Stock-based compensation expense	549				549
Issuance of common stock, net of issuance costs (115,790 shares)	3,353				3,353
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,211 shares)			(211)		(211)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)			(113)		(113)
Cash dividends declared ($0.17 per share)		(2,618)			(2,618)
Balance, March 31, 2020	$102,128	$207,698	$(2,026)	$17,002	$324,802

Balance, January 1, 2019	$97,602	$171,780	$(2,556)	$(3,996)	$262,830
Net income		9,473			9,473
Other comprehensive income				4,856	4,856
Restricted stock award grants (39,790 shares)	(1,055)		1,055		0
Stock-based compensation expense	592				592
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,700 shares)			(201)		(201)
Cash dividends declared ($0.17 per share)		(2,591)			(2,591)
Balance, March 31, 2019	$97,139	$178,662	$(1,702)	$860	$274,959

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2020 and for the three month period ended March 31, 2020 and 2019 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Risks and Uncertainties

The outbreak of the novel strain of coronavirus, or COVID-19, has adversely impacted a broad range of industries in which the Corporation's clients operate and could impair their ability to fulfill their financial obligations to the Corporation. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed, with the goal of decreasing the rate of new infections. The spread of the COVID-19 outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Corporation operates. While there has been no material impact to the Corporation’s employees to date, the COVID-19 pandemic could also potentially create widespread business continuity issues for the Corporation.

The federal government has taken several actions designed to mitigate the economic impact. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was signed into law at the end of March 2020, allocates $2 trillion for COVID-19 related relief and initiatives. Among other things, the CARES Act provides direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Corporation's operations.

The Corporation's business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain the COVID-19 pandemic requires further restricted measures or is unsuccessful, the Corporation could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Since the extent to which the COVID-19 pandemic impacts our operations will depend on future developments that are highly uncertain, the Corporation cannot estimate the impact on its business, financial condition or near or long-term financial or operational results with reasonable certainty. Accordingly, the Corporation is disclosing potentially material items of which it is aware.

Asset valuation: Currently, the Corporation does not expect the COVID-19 pandemic to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods due to any number of potential impacts from the COVID-19 pandemic.

The COVID-19 pandemic could cause a further and sustained decline in the Corporation's stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test, resulting in an impairment charge being recorded for that period. In the event that the Corporation concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Lending operations and accommodations to borrowers: In keeping with regulatory guidance to continue to assist borrowers during the COVID-19 pandemic, and as detailed in the CARES Act, the Corporation has implemented a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Corporation is deferring either the full loan payment or the principal component of the loan payment for up to six months. As of March 31, 2020, the deferred loan payment commitments were 561 loans, totaling $264 million, comprised of (i) 150 loans, totaling $151 million, for which principal and interest were deferred, and (ii) 411 loans, totaling $113 million, for which principal only was deferred.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

The Corporation is participating in the Paycheck Protection Program (“PPP”) established by the CARES Act for loans provided under the auspices of the Small Business Administration (“SBA”). Under this program, the Corporation expects to lend money primarily to its existing loan and/or deposit customers, based on a pre-determined SBA-developed formula, intended to incentivize small business owners to retain their employees. The PPP was designed such that a loan originated under this program will be forgiven if the small business retains its employees and level of payroll through the first two months of the loan. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination and have a two-year maturity. As of April 16, 2020, the Corporation has committed approximately $177 million, or 1,031 PPP loan relationships, under this program, at a rate of 1.00% coupled with processing fees estimated at approximately $6 million. As of April 16, 2020, the SBA funds allocated in the original PPP authorization were fully utilized. Additional funding was made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act ("PPP Enhancement Act"). The PPP Enhancement Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. The Corporation is participating in the PPP Enhancement Act. It is the Corporation's understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Corporation could be required to establish additional allowance for loan loss through additional provision for loan loss expense charged to earnings.

Credit: The Corporation is working with customers directly affected by the COVID-19 pandemic. The Corporation is prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic slowdown related to the COVID-19 pandemic, the Corporation is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Corporation could experience further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Corporation's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued an Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses" which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical credit loss experience, current market conditions, and reasonable and supportable forecast. This eliminates the probable initial recognition threshold in current GAAP. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses."  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, "Leases." In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things. In May 2019, ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.
The CARES Act provides financial institutions with the option to delay the adoption of ASU No. 2016-13, “Financial Instruments – Credit Losses,” until the earlier of December 31, 2020 or until the national emergency related to the COVID-19 pandemic is terminated. Given the complexity of the processes necessary to properly evaluate, document and implement the current expected credit losses methodology, combined with the extraneous circumstances impacted on its employees, caused by the spread of the coronavirus, the Corporation opted to delay the adoption of ASU No. 2016-13 and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.

Prior to passage of the CARES Act, based upon the Corporation's fourth quarter parallel run, assessment of the composition, characteristics and credit quality of the Corporation's loan and investment securities portfolio, as well as the economic conditions in effect as of the adoption date, management estimates the adoption of ASU 2016-13 will result in an increase of approximately 20-30% to the Corporation's allowance for credit losses, as reported in its Annual Report Form 10-K for the fiscal year ended December 31, 2019. The adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on completion of the Corporation's evaluation of qualitative factors and forecasts adjustments to estimate expected credit losses inherent in the loan portfolio.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income ("OCI") expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. ASU 2018-14 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is currently evaluating the impact of the reference rate reform on the Corporation's consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables - Troubled Debt Restructurings by Creditors” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. See Note 1 of the footnotes to the consolidated financial statements for disclosure of the impact to date.

3.    BUSINESS COMBINATIONS

On December 18, 2019, CNB Financial Corporation (“CNB"), CNB Bank (“CNB Bank") and Bank of Akron (“Akron") entered into an Agreement and Plan of Merger (the “Agreement"), pursuant to which CNB will acquire Akron. Under the terms of the Agreement, Akron will be merged with and into CNB Bank (the “Merger") with CNB Bank continuing as the surviving entity. At December 31, 2019, Akron had $388.5 million in assets, $341.4 million in deposits and $38.7 million in shareholders' equity. Following the completion of the Merger, Akron will operate as part of CNB’s BankOnBuffalo division. The Agreement provides that shareholders of Akron will have the right to elect to receive, for each share of Akron common stock, either (x) $215.00 in cash or (y) 6.6729 shares of CNB common stock. Elections will be subject to proration procedures whereby at least 75% of Akron shares will be exchanged for CNB common stock. The shareholders of Akron voted to approve the Agreement and Plan of Merger on March 18, 2020. CNB and Akron expect to consummate the transaction in the third quarter of 2020 following the receipt of the requisite regulatory approvals and the satisfaction of all closing conditions.

4.    SECURITIES

Securities available for sale at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020				December 31, 2019
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$119,158	$6,908	$0	$126,066	$124,189	$2,924	$(19)	$127,094
State & political subdivisions	99,926	3,664	(298)	103,292	101,177	3,288	(102)	104,363
Residential & multi-family mortgage	295,695	12,052	(227)	307,520	273,404	4,117	(885)	276,636
Corporate notes & bonds	8,350	12	(740)	7,622	8,350	14	(282)	8,082
Pooled SBA	24,168	933	0	25,101	25,063	274	(163)	25,174
Other	1,020	0	(39)	981	1,020	0	(56)	964
Total	$548,317	$23,569	$(1,304)	$570,582	$533,203	$10,617	$(1,507)	$542,313

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Corporate equity securities	$3,699	$7,946
Mutual funds	487	807
Certificates of deposit	614	350
Corporate notes and bonds	655	655
U.S. Government sponsored entities	52	51
Total	$5,507	$9,809

Securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
March 31, 2020

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$0	$0	$0	$0	$0	$0
State & political subdivisions	3,761	(111)	682	(187)	4,443	(298)
Residential & multi-family mortgage	2,382	(63)	2,822	(164)	5,204	(227)
Corporate notes & bonds	0	0	4,848	(740)	4,848	(740)
Pooled SBA	0	0	0	0	0	0
Other	0	0	981	(39)	981	(39)
	$6,143	$(174)	$9,333	$(1,130)	$15,476	$(1,304)

December 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$7,040	$(3)	$14,989	$(16)	$22,029	$(19)
State & political subdivisions	826	(5)	684	(97)	1,510	(102)
Residential & multi-family mortgage	41,841	(346)	32,555	(539)	74,396	(885)
Corporate notes & bonds	0	0	4,718	(282)	4,718	(282)
Pooled SBA	8,560	(80)	6,075	(83)	14,635	(163)
Other	0	0	964	(56)	964	(56)
	$58,267	$(434)	$59,985	$(1,073)	$118,252	$(1,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2020 and December 31, 2019, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at March 31, 2020 and December 31, 2019 to be temporary.
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
As of March 31, 2020 and December 31, 2019, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

On March 31, 2020 and December 31, 2019, securities carried at $409,616 and $405,200, respectively, were pledged to secure public deposits and for other purposes as provided by law.
The following is a schedule of the contractual maturity of securities available for sale at March 31, 2020:

	Amortized Cost	Fair Value
1 year or less	$64,728	$64,979
1 year – 5 years	90,138	93,743
5 years – 10 years	65,049	70,592
After 10 years	7,519	7,666
	227,434	236,980
Residential & multi-family mortgage	295,695	307,520
Pooled SBA	24,168	25,101
Other	1,020	981
Total debt securities	$548,317	$570,582

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2020	$0	$0	$0
Three months ended March 31, 2019	$11,403	$152	$4

The tax provision related to these net realized gains was $0 and $31 during the three months ended March 31, 2020 and 2019, respectively.

Subsequent to March 31, 2020, the Corporation received $50,902 in proceeds from security sales on available for sale securities and recognized a net realized gain of $2,033, comprised of $2,100 in gross gains and $67 in gross losses. The Corporation’s decision to sell these securities was based on a proactive approach to reduce higher concentration levels in bond types and geographies. Given the total fair value of the securities available for sale portfolio of $570,582, at March 31, 2020, the Corporation believes this transaction does not represent a significant impact on the overall portfolio.

5.    LOANS
Total net loans at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Commercial, industrial and agricultural	$1,090,915	$1,046,665
Commercial mortgages	846,215	814,002
Residential real estate	814,657	814,030
Consumer	94,425	124,785
Credit cards	8,683	7,569
Overdrafts	311	2,146
Less: unearned discount	(4,546)	(5,162)
allowance for loan losses	(21,915)	(19,473)
Loans, net	$2,828,745	$2,784,562

At March 31, 2020 and December 31, 2019, net unamortized loan fees of $3,267 and $3,092, respectively, have been included in the carrying value of loans.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within central and northwest Pennsylvania, central and northeast Ohio and western New York. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

Pursuant to the Corporation’s lending policies, management considers a variety of factors when determining whether to extend credit to a customer, including loan-to-value ratios, FICO scores, quality of the borrower’s financial statements, and the ability to obtain personal guarantees.
Commercial, industrial and agricultural loans comprised 38% and 37% of the Corporation’s total loan portfolio at March 31, 2020 and December 31, 2019, respectively. Commercial mortgage loans comprised 30% and 29% of the Corporation’s total loan portfolio at March 31, 2020 and December 31, 2019, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 70% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.
Residential real estate loans comprised 29% and 29% of the Corporation’s total loan portfolio at March 31, 2020 and December 31, 2019, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 4% of the total loan portfolio at both March 31, 2020 and December 31, 2019. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended March 31, 2020 were as follows:

	Commercial,Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2020	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Charge-offs	(25)	0	(143)	(592)	(31)	(119)	(910)
Recoveries	18	172	3	43	1	36	273
Provision (benefit) for loan losses	2,252	368	99	276	58	26	3,079
Allowance for loan losses, March 31, 2020	$10,532	$7,492	$1,458	$2,138	$112	$183	$21,915
Transactions in the allowance for loan losses for the three months ended March 31, 2019 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	0	(17)	(98)	(549)	(26)	(128)	(818)
Recoveries	4	0	65	46	5	34	154
Provision (benefit) for loan losses	442	1,373	(740)	166	23	42	1,306
Allowance for loan losses, March 31, 2019	$7,787	$8,846	$1,383	$2,040	$105	$185	$20,346

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of March 31, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

March 31, 2020

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,489	$1,264	$51	$0	$0	$0	$4,804
Collectively evaluated for impairment	7,009	5,912	1,407	2,138	112	183	16,761
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	34	316	0	0	0	0	350
Total ending allowance balance	$10,532	$7,492	$1,458	$2,138	$112	$183	$21,915
Loans:
Individually evaluated for impairment	$8,663	$12,172	$460	$0	$0	$0	$21,295
Collectively evaluated for impairment	1,079,220	826,966	814,197	94,425	8,683	311	2,823,802
Acquired with deteriorated credit quality	0	512	0	0	0	0	512
Modified in a troubled debt restructuring	3,032	6,565	0	0	0	0	9,597
Total ending loans balance	$1,090,915	$846,215	$814,657	$94,425	$8,683	$311	$2,855,206

December 31, 2019

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$645	$1,264	$34	$0	$0	$0	$1,943
Collectively evaluated for impairment	7,614	5,358	1,465	2,411	84	240	17,172
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	28	330	0	0	0	0	358
Total ending allowance balance	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Loans:
Individually evaluated for impairment	$8,078	$2,410	$465	$0	$0	$0	$10,953
Collectively evaluated for impairment	1,035,494	804,360	813,565	124,785	7,569	2,146	2,787,919
Acquired with deteriorated credit quality	0	523	0	0	0	0	523
Modified in a troubled debt restructuring	3,093	6,709	0	0	0	0	9,802
Total ending loans balance	$1,046,665	$814,002	$814,030	$124,785	$7,569	$2,146	$2,809,197

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:
March 31, 2020

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial and agricultural	$7,111	$7,068	$3,523
Commercial mortgage	6,542	4,312	1,580
Residential real estate	480	460	51
With no related allowance recorded:
Commercial, industrial and agricultural	4,780	4,627	0
Commercial mortgage	14,666	14,425	0
Residential real estate	0	0	0
Total	$33,579	$30,892	$5,154
December 31, 2019

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial and agricultural	$2,657	$1,476	$673
Commercial mortgage	6,541	4,349	1,594
Residential real estate	485	465	34
With no related allowance recorded:
Commercial, industrial and agricultural	9,845	9,695	0
Commercial mortgage	4,903	4,770	0
Residential real estate	0	0	0
Total	$24,431	$20,755	$2,301

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$4,272	$17	$17	$2,158	$38	$38
Commercial mortgage	4,331	37	37	7,267	40	40
Residential real estate	463	5	5	0	0	0
With no related allowance recorded:
Commercial, industrial and agricultural	7,161	42	42	3,376	54	54
Commercial mortgage	9,598	158	158	4,065	18	18
Residential real estate	0	0	0	500	7	7
Total	$25,825	$259	$259	$17,366	$157	$157

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial and agricultural	$12,144	$16	$11,644	$0
Commercial mortgages	14,237	0	4,533	0
Residential real estate	4,663	0	4,724	59
Consumer	810	0	835	0
Credit cards	0	17	0	2
Total	$31,854	$33	$21,736	$61

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans.
March 31, 2020

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial and agricultural	$2,604	$6,251	$4,809	$13,664	$1,077,251	$1,090,915
Commercial mortgages	11,773	179	2,599	14,551	831,664	846,215
Residential real estate	3,285	623	2,601	6,509	808,148	814,657
Consumer	450	238	433	1,121	93,304	94,425
Credit cards	33	33	17	83	8,600	8,683
Overdrafts	0	0	0	0	311	311
Total	$18,145	$7,324	$10,459	$35,928	$2,819,278	$2,855,206

December 31, 2019

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial and agricultural	$1,273	$548	$3,784	$5,605	$1,041,060	$1,046,665
Commercial mortgages	162	183	2,594	2,939	811,063	814,002
Residential real estate	3,383	1,270	2,714	7,367	806,663	814,030
Consumer	412	311	415	1,138	123,647	124,785
Credit cards	48	54	2	104	7,465	7,569
Overdrafts	0	0	0	0	2,146	2,146
Total	$5,278	$2,366	$9,509	$17,153	$2,792,044	$2,809,197

Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial and agricultural	10	$3,032	$34	10	$3,093	$28
Commercial mortgages	13	6,565	316	13	6,709	330
Residential real estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	23	$9,597	$350	23	$9,802	$358

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2020 or 2019, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended March 31, 2020 and March 31, 2019. There were no principal balances forgiven in connection with the loan restructurings.

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

Credit Quality Indicators

The Corporation classifies commercial, industrial and agricultural loans and commercial mortgage loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

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
March 31, 2020

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial and agricultural	$1,049,414	$13,444	$28,057	$0	$1,090,915
Commercial mortgages	799,848	22,388	23,979	0	846,215
Total	$1,849,262	$35,832	$52,036	$0	$1,937,130
December 31, 2019

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial and agricultural	$1,004,445	$16,696	$25,524	$0	$1,046,665
Commercial mortgages	780,798	18,837	14,367	0	814,002
Total	$1,785,243	$35,533	$39,891	$0	$1,860,667

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$809,994	$93,615	$8,666	$809,247	$123,950	$7,567
Nonperforming	4,663	810	17	4,783	835	2
Total	$814,657	$94,425	$8,683	$814,030	$124,785	$7,569

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

Holiday’s loan portfolio is summarized as follows at March 31, 2020 and December 31, 2019:

	3/31/2020	12/31/2019
Consumer	$25,855	$28,122
Less: unearned discount	(4,546)	(5,162)
Total	$21,309	$22,960

6.    LEASES

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

Leases	Classification	March 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$18,360	$18,422
Finance lease assets	Premises and equipment, net (1)	483	501
Total leased assets		$18,843	$18,923

Liabilities:
Operating lease liabilities	Operating lease liabilities	$19,397	$19,363
Finance lease liabilities	Accrued interest payable and other liabilities	609	629
Total leased liabilities		$20,006	$19,992
(1) Finance lease assets are recorded net of accumulated amortization of $733 as of March 31, 2020 and $715 as of December 31, 2019.

The components of the Corporation's net lease expense for the three months ended March 31, 2020 and 2019, respectively, were as follows:

		Three months ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Net occupancy expense	$455	$405
Variable lease cost	Net occupancy expense	24	34
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18
Interest on lease liabilities	Interest expense - borrowed funds	7	8
Sublease income (1)	Net occupancy expense	(21)	(21)
Net lease cost		$483	$444
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of March 31, 2020:

Maturity of Lease Liabilities as of March 31, 2020	Operating Leases (1)	Finance Leases	Total
2020	$1,209	$79	$1,288
2021	1,636	105	1,741
2022	1,682	105	1,787
2023	1,572	105	1,677
2024	1,538	105	1,643
After 2024	19,373	210	19,583
Total lease payments	27,010	709	27,719
Less: Interest	7,613	100	7,713
Present value of lease liabilities	$19,397	$609	$20,006

Other information related to the Corporation's lease liabilities as of the three months ended March 31, 2020 and 2019, respectively, were as follows:

Lease Term and Discount Rate	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	18.4	17.3
Finance leases	6.8	7.8

Weighted-average discount rate
Operating leases	3.52%	3.66%
Finance leases	4.49%	4.54%

Other Information	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$212	$192

7.    DEPOSITS
Total deposits at March 31, 2020 and December 31, 2019 are summarized as follows:

	3/31/2020	12/31/2019	Percentage Change
Checking, non-interest bearing	$376,840	$382,259	(1.4)%
Checking, interest bearing	617,864	628,579	(1.7)%
Savings accounts	1,680,695	1,663,673	1.0%
Certificates of deposit	424,817	427,816	(0.7)%
Total	$3,100,216	$3,102,327	(0.1)%

8.    STOCK COMPENSATION

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At March 31, 2020, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month period ended March 31, 2020 and 2019.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2020, awards with a maximum of 18,100 shares in aggregate were granted to key employees. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees. In 2018, awards with a maximum of 15,657 shares in aggregate were granted to key employees.

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $549 and $592 for the three months ended March 31, 2020 and 2019, respectively. There was $1,562 and $1,026 of total unrecognized compensation cost related to unvested restricted stock awards, as of March 31, 2020 and December 31, 2019, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $115 and $124 for the three months ended March 31, 2020 and 2019, respectively.

A summary of changes in time-based nonvested restricted stock awards for the three months ended March 31, 2020 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	58,370	$24.96
Granted	23,658	29.56
Vested	(26,262)	24.08
Nonvested at end of period	55,766	$27.42

The above table excludes 11,502 shares in restricted stock awards that were granted at a weighted average fair value of $29.56 and immediately vested. Compensation expense resulting from the immediately vested shares was $340 for the three months ended March 31, 2020 and is included in the previously disclosed $549 above.

The fair value of shares vested was $1,101 and $1,227 during the three months ended March 31, 2020 and 2019, respectively.

9.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2020 and 2019, there were no outstanding stock options to include in the diluted earnings per share calculations and the impact of performance-based shares was immaterial.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended March 31,
	2020	2019
Basic earnings per common share computation:
Net income per consolidated statements of income	$8,813	$9,473
Net earnings allocated to participating securities	(30)	(39)
Net earnings allocated to common stock	$8,783	$9,434
Distributed earnings allocated to common stock	$2,608	$2,579
Undistributed earnings allocated to common stock	6,175	6,855
Net earnings allocated to common stock	$8,783	$9,434
Weighted average common shares outstanding, including shares considered participating securities	15,333	15,229
Less: Average participating securities	(52)	(62)
Weighted average shares	15,281	15,167
Basic earnings per common share	$0.57	$0.62
Diluted earnings per common share computation:
Net earnings allocated to common stock	$8,783	$9,434
Weighted average common shares outstanding for basic earnings per common share	15,281	15,167
Add: Dilutive effects of assumed exercises of stock options	0	0
Weighted average shares and dilutive potential common shares	15,281	15,167
Diluted earnings per common share	$0.57	$0.62

10.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At March 31, 2020, the variable rate on the subordinated debt was 2.29% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of March 31, 2020 and December 31, 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

		Fair value as of
	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate contracts	Accrued interest and other liabilities	$(901)	$(485)

For the Three Months Ended March 31, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(329)	Interest expense – subordinated debentures	$(21)	Other income	$0
For the Three Months Ended March 31, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(95)	Interest expense – subordinated debentures	$(6)	Other income	$0

(a)	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax

(b)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(c)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)

(d)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(e)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $229.

As of March 31, 2020 and December 31, 2019, a cash collateral balance in the amount of $1,050 and $750, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $4,400 as of March 31, 2020 and $2,000 as of December 31, 2019. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of March 31, 2020 and December 31, 2019:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
March 31, 2020
3rd Party interest rate swaps	$35,061	7.5	4.13%	1 month LIBOR + 2.27%	$4,461	(a)
Customer interest rate swaps	(35,061)	7.5	4.13%	1 month LIBOR + 2.27%	(4,461)	(b)
December 31, 2019
3rd Party interest rate swaps	$35,382	7.7	4.13%	1 month LIBOR + 2.27	$1,877	(a)
Customer interest rate swaps	(35,382)	7.7	4.13%	1 month LIBOR + 2.27	(1,877)	(b)

(a)	Reported in accrued interest receivable and other assets within the consolidated balance sheets

(b)	Reported in accrued interest payable and other liabilities within the consolidated balance sheets

11.    FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at March 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$126,066	$0	$126,066	$0
States and political subdivisions	103,292	0	103,292	0
Residential and multi-family mortgage	307,520	0	307,520	0
Corporate notes and bonds	7,622	0	7,622	0
Pooled SBA	25,101	0	25,101	0
Other	981	981	0	0
Total Securities Available For Sale	$570,582	$981	$569,601	$0
Interest Rate swaps	$4,461	$0	$4,461	$0
Trading Securities:
Corporate equity securities	$3,699	$3,699	$0	$0
Mutual funds	487	487	0	0
Certificates of deposit	614	614	0	0
Corporate notes and bonds	655	655	0	0
U.S. Government sponsored entities	52	0	52	0
Total Trading Securities	$5,507	$5,455	$52	$0
Liabilities:
Interest rate swaps	$(5,362)	$0	$(5,362)	$0

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$127,094	$0	$127,094	$0
States and political subdivisions	104,363	0	104,363	0
Residential and multi-family mortgage	276,636	0	273,841	2,795
Corporate notes and bonds	8,082	0	8,082	0
Pooled SBA	25,174	0	25,174	0
Other	964	964	0	0
Total Securities Available For Sale	$542,313	$964	$538,554	$2,795
Interest Rate swaps	$1,877	$0	$1,877	$0
Trading Securities:
Corporate equity securities	$7,946	$7,946	$0	$0
Mutual funds	807	807	0	0
Certificates of deposit	350	350	0	0
Corporate notes and bonds	655	655	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$9,809	$9,758	$51	$0
Liabilities:
Interest rate swaps	$(2,362)	$0	$(2,362)	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at March 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial and agricultural	$5,627	0	0	$5,627
Commercial mortgages	$10,909	0	0	$10,909

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial and agricultural	$2,910	0	0	$2,910
Commercial mortgages	$1,147	0	0	$1,147

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial and agricultural	$5,627	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-100% (22%)
Impaired loans – commercial mortgages	$10,909	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25-100% (30%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial and agricultural	$2,910	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-60% (54%)
Impaired loans – commercial mortgages	$1,147	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25%-100% (52%)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at March 31, 2020:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$136,341	$136,341	$0	$0	$136,341
Securities available for sale	570,582	981	569,601	0	570,582
Trading securities	5,507	5,455	52	0	5,507
Loans held for sale	1,815	0	1,825	0	1,825
Net loans	2,828,745	0	0	2,789,605	2,789,605
FHLB and other restricted interests	27,975	n/a	n/a	n/a	n/a
Interest rate swaps	4,461	0	4,461	0	4,461
Accrued interest receivable	11,530	6	3,387	8,137	11,530
LIABILITIES
Deposits	$(3,100,216)	$(2,675,399)	$(437,247)	$0	$(3,112,646)
FHLB and other borrowings	(225,722)	0	(233,544)	0	(233,544)
Subordinated debentures	(70,620)	0	(62,647)	0	(62,647)
Interest rate swaps	(5,362)	0	(5,362)	0	(5,362)
Accrued interest payable	(1,760)	0	(1,760)	0	(1,760)
The following table presents the carrying amount and fair value of financial instruments at December 31, 2019:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$192,974	$192,974	$0	$0	$192,974
Securities available for sale	542,313	964	538,554	2,795	542,313
Trading securities	9,809	9,758	51	0	9,809
Loans held for sale	930	0	933	0	933
Net loans	2,784,562	0	0	2,765,133	2,765,133
FHLB and other restricted interests	27,868	n/a	n/a	n/a	n/a
Interest rate swaps	1,877	0	1,877	0	1,877
Accrued interest receivable	11,486	6	3,238	8,242	11,486
LIABILITIES
Deposits	$(3,102,327)	$(2,674,511)	$(432,287)	$0	$(3,106,798)
FHLB and other borrowings	(227,907)	0	(230,679)	0	(230,679)
Subordinated debentures	(70,620)	0	(64,084)	0	(64,084)
Interest rate swaps	(2,362)	0	(2,632)	0	(2,632)
Accrued interest payable	(1,597)	0	(1,597)	0	(1,597)

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

12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended March 31,
	2020	2019
Non-interest Income
Service charges on deposit accounts	$1,527	$1,481
Wealth and asset management fees	1,293	1,042
Mortgage banking (1)	337	239
Card processing and interchange income	1,128	1,029
Net gains (losses) on sales of securities (1)	0	148
Other income	1,079	2,214
Total non-interest income	$5,364	$6,153

(1)	Not within scope of ASU 2014-9

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

Other income: The Corporation's other income includes sources such as bank owned life insurance, changes in fair value and realized gains on sales of trading securities, certain service fees, gains (losses) on sales of fixed assets, and gains (losses) on sale of other real estate owned. The service fees are recognized in the same manner as the service charges mentioned above. While gains (losses) on the sale of other real estate owned are within the scope of ASU 2014-9 if financed by the Corporation, the Corporation does not finance the sale of transactions. The revenue on the sale is recorded upon the transfer of control of the property to the buyer and the other real estate owned asset is derecognized.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware and Franklin. BankOnBuffalo, a division of the Bank, operates in Erie and Niagara counties, New York. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for three months ended March 31, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020, or any future period. The average balances, average yields, return on average assets, return on average equity, net interest margin and total net loan charge-offs to average loans annualized return calculations were refined. Prior periods were adjusted to be comparative to the current period. The impact of the change was immaterial.

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

In addition, the global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had significant repercussions across regional and global economies and financial markets. The COVID-19 pandemic, its associated responsive measures and the resulting economic slowdown have disrupted our business and are expected to continue to have a significant impact on our business, financial performance and operating results. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, management will continue to proactively implement strategies to mitigate the impact of the pandemic on the Corporation’s business, risk profile and financial performance.

To address the challenges arising as a result of the COVID-19 pandemic, and in order to continue to deliver essential services to the communities the Corporation serves, while maintaining a high level of safety for customers as well as employees, the Corporation implemented its Pandemic Response Plan. Among other things, significant actions taken include:

•	Implemented communication plans to ensure employees, customers and critical vendors are kept abreast of developments affecting the Corporation's operations;

•	Restricted all non-essential travel and instituted a mandatory quarantine period for anyone who has traveled to an impacted area;

•
Temporarily closed all branch lobbies to non-employees, except for certain limited cases by appointment only. The Corporation continues to serve consumer and business customers through its drive-through capabilities, network of ATMs, internet banking, mobile application and telephone customer service capabilities;

•
Expanded remote-access availability for the Corporation's work-force to work from home or other remote locations. All activities are performed in accordance with the Corporation's compliance and information security policies designed to ensure customer data and other information is properly safeguarded;

•
Instituted mandatory social distancing policies for those employees not working remotely. Members of branch and operation teams have been split into separate teams to provide a higher level of safety for employees and redundancy for key functions across the Corporation.

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

CUSTOMER SUPPORT STRATEGIES AND LOAN PORTFOLIO PROFILE

The Corporation is participating in the Paycheck Protection Program (“PPP”) established under the CARES Act for loans provided under the auspices of the Small Business Administration (“SBA”). Under this program, the Corporation expects to lend money primarily to its existing loan and/or deposit customers based on a pre-determined SBA-developed formula intended to incentivize small business owners to retain their employees. The PPP was designed such that a loan originated under this program will be forgiven if the small business retains its employees and level of payroll through the first two months of the loan. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination and have a two-year maturity. As of April 16, 2020, the Corporation has committed approximately $177 million, or 1,031 PPP loan relationships, under this program, at a rate of 1.00% coupled with processing fees estimated at approximately $6 million. As of April 16, 2020, the SBA funds allocated in the original PPP authorization were fully utilized. Additional funding was made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act ("PPP Enhancement Act"). The PPP Enhancement Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. The Corporation is participating in the PPP Enhancement Act.

In addition to the participating in the PPP, in the first quarter of 2020 the Corporation deferred loan payments for several of its commercial and consumer customers for a period of up to six months, depending on the financial needs of each customer. As of March 31, 2020, the deferred loan payment commitments were 561 loans, totaling $264 million, comprised of (i) 150 loans, totaling $151 million, for which principal and interest were deferred, and (ii) 411 loans, totaling $113 million, for which principal only was deferred. Loan payment deferrals by loan type were as follows:

•	Commercial and industrial loans - 233 loans, totaling $103 million;

•	Commercial real estate loans - 69 loans, totaling $132 million;

•	Residential mortgage loans - 197 loans, totaling $28 million;

•	Consumer loans - 62 loans, totaling $720 thousand.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels comprised predominately of major hotel chains and Restaurants/Fast Foods industries to represent a potential higher level of credit risk, as many of these customers have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders as well as travel limitations. At March 31, 2020, the Corporation had limited loan concentrations for these industries as follows:

•	Hotels/Motels - $180 million, or 6.3%, of total loans outstanding, 97.2% franchised, 91.9% pass-rated;

•	Restaurants/Fast Foods - $24.0 million or, 0.8%, of total loans outstanding, and 99.7% pass-rated.

The Corporation also monitors closely its commercial acquisition, development and construction (“ADC”) portfolio, and as noted previously, the Corporation has determined the funded portion of this portfolio may represent a higher potential level of credit risk as a result of the COVID-19 pandemic. At March 31, 2020, the Corporation had $131.5 million in funded ADC loans (excluding the previously mentioned Hotels/Motels and Restaurants/Fast Foods), or 4.6% of total loans outstanding, and unfunded commitments for ADC loans of $99.7 million. The ADC portfolio by industry classification (excluding the Hotels/Motels and Restaurants/Fast Foods industries) is as follows:

•	Multi-family real estate projects - $50.3 million funded with unfunded commitments of $70.9 million;

•	Real estate developers - $27.8 million funded with unfunded commitments of $6.9 million;

•	Mixed used real estate projects - $14.0 million funded with unfunded commitments of $15.1 million;

•	All others - $39.4 million funded with unfunded commitments of $6.8 million.

Another sector facing pressure due to the COVID-19 pandemic is Oil and Gas. The Corporation has a negligible exposure to this sector, as loans outstanding totaled $15.7 million, or 0.6%, of total loans at March 31, 2020.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $136.3 million at March 31, 2020 compared to $193.0 million at December 31, 2019. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, customer deposits, Federal Home Loan Bank ("FHLB") financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due. In addition to the above noted liquidity sources, the Corporation maintains access to the Federal Reserve discount window.

SECURITIES

Securities available for sale and trading securities totaled $576 million and $552 million at March 31, 2020 and December 31, 2019, respectively. The Corporation’s objective is to maintain the securities portfolio at a size that ranges between 15% and 20% of total assets in order to appropriately balance the earnings and liquidity provided by the portfolio. As of March 31, 2020 and December 31, 2019, the securities portfolio as a percentage of total assets was 15.2% and 14.7%, respectively. Note 3 to the consolidated financial statements  provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation's total loan portfolio, net of unearned discount, reached $2.9 billion as of March 31, 2020, resulting in an increase of $47 million, or 6.7%, on an annualized basis during the first three months of 2020. Over the same time period, this increase was driven by commercial and industrial loans, which increased $44 million, or 17.0%, on an annualized basis, while commercial real estate loans contributed an increase of $32.2 million, or 15.9%, on an annualized basis. Loan growth during the first three months of 2020 was attributable primarily to our Erie and Buffalo markets, which increased $41.8 million, or 20.8% (annualized), and $18.6 million, or 18.2% (annualized), respectively. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis.

ALLOWANCE FOR LOAN LOSSES

Pursuant to the CARES Act, financial institutions were given the option to delay the adoption of ASU No. 2016-13, “Financial Instruments – Credit Losses,” until the earlier of December 31, 2020 or until the national emergency related to the COVID-19 pandemic is terminated. Given the complexity of the processes necessary to properly evaluate, document and implement the current expected credit losses methodology, combined with the extraneous circumstances impacted on its employees, caused by the spread of the coronavirus, the Corporation opted to delay the adoption of ASU No. 2016-13.

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

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews. In addition, the Corporation developed a qualitative factor specific to the COVID-19 pandemic as discussed in more detail below.

With regard to the credit reviews, a “watchlist" is evaluated on a monthly basis to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful. Consumer and mortgage loans are allocated using historical credit loss experience.

The following table below presents activity within the allowance account for the specified periods:

	Three months ending March 31, 2020	Year ending December 31, 2019	Three months ending March 31, 2019
Balance at beginning of period	$19,473	$19,704	$19,704
Charge-offs:
Commercial, industrial and agricultural	(25)	(205)	0
Commercial mortgages	0	(3,391)	(17)
Residential real estate	(143)	(386)	(98)
Consumer	(592)	(2,200)	(549)
Credit cards	(31)	(116)	(26)
Overdrafts	(119)	(453)	(128)
	(910)	(6,751)	(818)
Recoveries:
Commercial, industrial and agricultural	18	17	4
Commercial mortgages	172	124	0
Residential real estate	3	73	65
Consumer	43	154	46
Credit cards	1	15	5
Overdraft deposit accounts	36	113	34
	273	496	154
Net charge-offs	(637)	(6,255)	(664)
Provision for loan losses	3,079	6,024	1,306
Balance at end of period	$21,915	$19,473	$20,346
Loans, net of unearned	$2,850,660	$2,804,035	$2,526,090
Allowance to net loans	0.77%	0.69%	0.81%
Net charge-offs to average loans (annualized)	0.09%	0.24%	0.11%
Nonperforming assets	$33,533	$23,430	$15,661
Nonperforming % of total assets	0.89%	0.62%	0.48%

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

Reviewed

•	Commercial, industrial and agricultural

•	Commercial mortgages

Homogeneous

•	Residential real estate

•	Consumer

•	Credit cards

•	Overdrafts

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

The increase in the allowance for loan losses from the three months ended December 31, 2019 to the three months ended March 31, 2020 resulted primarily from a $2.5 million increase in specific loan loss reserve related to a secured commercial and industrial loan relationship with a borrower who is now deceased, as discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019. In light of new facts that have come to management’s attention, including an evaluation of the borrower’s estate and an updated collateral appraisal, management updated the probable loss estimate on this loan relationship, including costs of disposal of the collateral.

The increase in non-performing assets from the three months ended December 31, 2019 is primarily due to one commercial real estate loan relationship totaling approximately $9.7 million. During the three months ended March 31, 2020, this loan was downgraded to substandard and placed on non-accrual, as a result of a covenant violation. Management performed an evaluation of the collateral supporting the loan and concluded no specific loan loss reserve was required at the time.

In addition to the specific reserve discussed above, the allowance for loan losses at March 31, 2020 reflected a qualitative factor specifically related to the COVID-19 pandemic and the potential impact this pandemic may have on the national and local economies, and our loan portfolio overall. Management recognizes the degree of uncertainty related to the potential spread of COVID-19 and the related impact it will have on the economy. To quantify the potential impact of the pandemic, management evaluated the Corporation’s historical losses, by loan type, looking back to the recession that began in 2008 and the Corporation's loan portfolio credit quality performance from 2008 to March 31, 2020. A loss assumption commensurate with the highest level of losses by loan type was used to estimate the potential impact on the loan portfolio, specifically loans for which customers were granted payment deferrals, as discussed above. This analysis resulted in a qualitative adjustment of approximately $800 thousand, which was reflected in the Corporation’s provision expense for the three months ended March 31, 2020 and the related allowance for loan losses during the same period. The Corporation will continue to evaluate this factor and update its analysis, as necessary, as developments related to the COVID-19 pandemic and its impact on the economy evolve.

The remaining change in provision for loan losses during the three months ended March 31, 2020, compared to the same period in 2019, reflects routine adjustments to reserves on impaired loans coupled with a lower reserve requirement resulting from a decrease in the Corporation's historical loan portfolio growth.

Management believes the provision for loan losses recorded during the three months ended March 31, 2020, in conjunction with the resultant allowance for loan losses at March 31, 2020 was sufficient to support probable incurred credit losses embedded in its loan portfolio at March 31, 2020.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At March 31, 2020, total deposits of $3.1 billion reflected a decrease of $2.1 million, or 0.1%, on an annualized basis. Total deposits for the three months ended, March 31, 2020 included approximately $21.2 million in timing-related deposit decreases, based on customers’ typical business needs early in the year.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt, when evaluating funding needs. As of March 31, 2020 and December 31, 2019 there were there were no short-term borrowings from the FHLB.

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

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability.  Total shareholders’ equity was $325 million at March 31, 2020, reflecting an increase of $19.8 million, or 6.5%, from $305 million at December 31, 2019. During the three months ended, March 31, 2020, the Corporation earned $8.8 million and declared dividends of $2.6 million, resulting in a dividend payout ratio of 29.7% of net income. In addition, during the same period, accumulated other comprehensive income increased $10.1 million.

Finally, during the fourth quarter of 2019, the Corporation launched an “at the market" offering pursuant to which the Corporation may sell up to $40.0 million in shares of its common stock. At December 31, 2019, the Corporation had sold approximately $1.63 million, or 52,568 shares of common stock, representing a weighted average price of approximately $31.77 per share. At March 31, 2020, the Corporation had sold an additional $3.43 million, or 115,790 shares of common stock, representing a weighted average price of approximately $29.66 per share. Since the inception of the “at the market” offering, the Corporation has sold approximately $5.1 million, or 168,358 shares of common stock, representing a weighted average price of approximately $30.31 per share.

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

The Corporation’s capital ratios, book value per share and tangible book value per share as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Total risk-based capital ratio	12.66%	12.51%
Tier 1 capital ratio	10.15%	10.03%
Common equity tier 1 ratio	9.45%	9.32%
Leverage ratio	7.85%	7.86%
Tangible common equity/tangible assets (1)	7.65%	7.14%
Book value per share	$21.10	$20.00
Tangible book value per share (1)	$18.58	$17.45

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

	March 31, 2020	December 31, 2019
Shareholders’ equity	$324,802	$304,966
Less goodwill	38,730	38,730
Less core deposit intangible	77	160
Tangible common equity	$285,995	$266,076
Total assets	$3,779,138	$3,763,659
Less goodwill	38,730	38,730
Less core deposit intangible	77	160
Tangible assets	$3,740,331	$3,724,769
Ending shares outstanding	15,396,617	15,247,985
Tangible book value per share	$18.58	$17.45
Tangible common equity/tangible assets	7.65%	7.14%

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

At March 31, 2020, the Corporation’s liquidity position remained strong, as its cash position totaled approximately $136 million. In addition to its cash position, the Corporation’s borrowing capacity with the Federal Home Loan Bank of Pittsburgh at March 31, 2020 totaled approximately $435 million.

Although the COVID-19 pandemic did not have a material impact on the Corporation’s liquidity in the first quarter of 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Corporation’s liquidity position and financial performance. In an effort to proactively manage against such risks, the Corporation took the following actions during the first quarter of 2020:

•
As a result of the strong growth in deposits in the fourth quarter of 2019, the Corporation’s liquidity position increased to levels that were significantly higher than its historical levels. During the first quarter of 2020, as the economic and market risk of the COVID-19 pandemic increased, the Corporation shifted its focus to emphasize liquidity management and maintaining its overall liquidity position at elevated levels;

•
During the first quarter of 2020, management implemented a daily liquidity tracking process aimed at detecting any underlying trends at a regional as well as consolidated level. The process currently in place provides management with an effective tool that can be used to anticipate any potential adverse impact on the Corporation’s ability to meet its cash obligations as they come due;

•
As part of the daily liquidity monitoring process, the Corporation is continuously evaluating utilization trends in commercial and home equity lines of credit to anticipate any potential additional demands on the Corporation’s cash obligations;

•
On a daily basis the Corporation is monitoring fluctuations in its deposit portfolio, at a regional level and customer level, if warranted, to better understand any potential change in customer sentiment with respect to their deposits with the Corporation;

•
Subsequent to March 31, 2020, the Corporation began its participation in the Payroll Protection Program Liquidity Facility (“PPPLF”), with a goal to borrow under this program an amount equivalent to the total amount the Corporation funded under PPP. As required under the PPPLF program, any borrowings under this program are to be repaid commensurate with payments, forgiveness and/or payoffs under the PPP.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,031	$106,345	$21,375	$184,106
Unused lines of credit	25,459	490,312	14,637	446,407
Standby letters of credit	14,659	574	14,503	824

The fixed rate loan commitments at March 31, 2020 have interest rates ranging from 1.00% to 18.00% and maturities ranging from five months to 35 years. The fixed rate loan commitments at December 31, 2019 have interest rates ranging from 2.53% to 18.00% and maturities ranging from one year to 30 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of March 31, 2020 and December 31, 2019, unfunded capital commitments totaled $5,831 and $5,831, respectively, for the small business investment corporations and $4,190 and $4,190, respectively, for the low income housing partnerships. At March 31, 2020 and December 31, 2019, capital contributions to the small business investment corporations were $9,669 and $9,669, respectively, and capital contributions to the low income housing partnerships were $4,810 and $4,810, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
MARCH 31, 2020 AND 2019

	March 31, 2020			March 31, 2019
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$491,375	2.88%	$3,451	$411,813	2.86%	$2,928
Tax-Exempt (1,2)	71,984	3.35%	580	98,588	3.48%	841
Equity Securities (1,2)	13,407	7.23%	241	18,603	6.10%	280
Total securities	576,766	3.04%	4,272	529,004	3.09%	4,049
Loans:
Commercial (2)	1,065,513	4.98%	13,181	932,819	5.36%	12,329
Mortgage (2)	1,644,978	4.89%	19,989	1,481,543	5.01%	18,319
Consumer	107,194	9.58%	2,554	88,966	10.92%	2,395
Total loans (3)	2,817,685	5.10%	35,724	2,503,328	5.35%	33,043
Other earning assets	110,610	1.56%	429	2,902	6.99%	50
Total earning assets	3,505,061	4.65%	$40,425	3,035,234	4.96%	$37,142
Non interest-bearing assets:
Cash and due from banks	35,826			29,545
Premises and equipment	73,413			66,376
Other assets	151,944			135,995
Allowance for loan losses	(19,526)			(19,866)
Total non interest-bearing assets	241,657			212,050
TOTAL ASSETS	$3,746,718			$3,247,284
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$586,496	0.37%	$538	$559,003	0.42%	$582
Savings	1,698,923	1.19%	5,021	1,325,893	1.31%	4,290
Time	424,795	2.22%	2,346	369,621	1.88%	1,715
Total interest-bearing deposits	2,710,214	1.17%	7,905	2,254,517	1.18%	6,587
Short-term borrowings	0	0.00%	0	20,462	2.95%	149
Long-term borrowings	226,627	2.18%	1,227	242,198	2.11%	1,261
Subordinated debentures	70,620	5.49%	964	70,620	5.73%	998
Total interest-bearing liabilities	3,007,461	1.35%	$10,096	2,587,797	1.41%	$8,995
Demand—non interest-bearing	369,838			345,688
Other liabilities	56,292			46,401
Total liabilities	3,433,591			2,979,886
Shareholders’ equity	313,127			267,398
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,746,718			$3,247,284
Interest income/Earning assets		4.65%	$40,425		4.96%	$37,142
Interest expense/Interest-bearing liabilities		1.35%	10,096		1.41%	8,995
Net interest spread		3.30%	$30,329		3.55%	$28,147
Interest income/Earning assets		4.65%	40,425		4.96%	37,142
Interest expense/Earning assets		1.16%	10,096		1.20%	8,995
Net interest margin		3.49%	$30,329		3.76%	$28,147

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 and 2019

OVERVIEW

The Corporation’s operating results for the three months ended March 31, 2020 were impacted by the COVID-19 pandemic. In an effort to proactively support the U.S. economy, the Federal Reserve cut its interest rates by 150 basis points, which resulted in a reduction to the Corporation’s net interest margin and net interest income for the quarter. In addition, the Corporation’s loan and deposit growth for the first quarter of 2020 were adversely impacted by governmental stay-at-home orders as well as travel limitations. Lastly, in an effort to quantify the potential impact of the COVID-19 pandemic on its loan portfolio, the Corporation implemented a qualitative factor specifically related to the pandemic as described in more detail below.

The Corporation had net income of $8.8 million, or $0.57 per diluted share, in the first quarter of 2020, compared to $9.5 million, or $0.62 per diluted share, in the first quarter of 2019, reflecting decreases of $660 thousand, or 7.0%, and $0.05 per diluted share, or 8.1%, respectively.

As discussed above, under Allowance for Loan Losses, the provision expense of $3.1 million as of March 31, 2020 included: (i) a provision expense of approximately $2.5 million related to a specific loan loss reserve for a loan relationship moved to non-accrual last quarter, combined with (ii) a new qualitative factor specifically related to the COVID-19 pandemic of approximately $800 thousand, partially offset by (iii) a lower allowance requirement as a result of lower growth in the commercial and industrial loan portfolio.

Income before provision expense and income tax of $13.6 million, for the quarter ended March 31, 2020, representing an increase of approximately $880 thousand, or 6.9%, from the same period in 2019.

Total revenue (comprised of net interest income plus non-interest income) of $35.4 million for the three months ended March 31, 2020 increased $1.4 million, or 4.3%, from the comparable period in 2019, while total non-interest expense of $21.7 million for the first quarter of 2020 increased $567 thousand, or 2.7%, from the first quarter of 2019. Provision expense of $3.1 million for the first quarter of 2020 increased $1.8 million, or 135.8%, from the same period in 2019.

The return on average assets and the return on average equity for the first quarter of 2020 were 0.95% and 11.32%, respectively, decreasing from 1.18% and 14.37%, respectively, for the first quarter of 2019. When excluding the impact of goodwill and other intangibles, the return on average tangible equity for the first quarter of 2020 was 12.92%, decreasing from 16.85% for the first quarter of 2019. The overall decrease in profitability, when comparing the first quarter of 2020 to the first quarter of 2019, was primarily due to the higher level of provision expense, as discussed in more detail above. The efficiency ratio of 60.34% for the first quarter of 2020 improved 51 basis points from 60.85% for the comparable period in 2019, as revenue growth of 4.3% outpaced the increase of 2.7% in non-interest expense.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the three months ended March 31, 2020 increased 8.1% to $30.0 million from the three months ended March 31, 2019, driven by an overall growth of $470 million, or 15.5%, in average earning assets, partially offset by a reduction of 27 basis points in net interest margin on a fully tax-equivalent basis.

Net interest margin on a fully tax equivalent basis was 3.49% and 3.76% for the quarters ended March 31, 2020 and 2019, respectively. The yield on earning assets decreased 31 basis points to 4.65% for the quarter ended March 31, 2020, from 4.96% for the quarter ended March 31, 2019. The cost of interest-bearing liabilities decreased 6 basis points to 1.35% for the quarter ended March 31, 2020 from 1.41% for the quarter ended March 31, 2019. The decrease of 27 basis points in net interest margin during the first quarter of 2020 reflects changes in the interest rate environment, including substantial interest rate reductions by the Federal Reserve in light of the COVID-19 pandemic.

PROVISION FOR LOAN LOSSES

During the quarter ended March 31, 2020, the Corporation recorded a provision for loan losses of $3.1 million, as compared to a provision for loan losses of $1.3 million for the quarter ended March 31, 2019, as discussed in more detail above under Allowance for Loan Losses.

NON-INTEREST INCOME

Total non-interest income was $5.4 million for the three months ended March 31, 2020 a decrease of $789 thousand, or 12.8%, from the same period in 2019. Total non-interest income includes net realized and unrealized losses on trading securities, which combined totaled $588 thousand for the three months ended March 31, 2020 compared to net realized and unrealized gains on trading securities and net realized gains on available for sale securities of $948 thousand for the three months ended March 31, 2019.

Excluding the items discussed above, non-interest income for the three months ended March 31, 2020 totaled $6.0 million, representing an increase of $747 thousand, or 14.4%, from the same period in 2019, driven primarily by a $251 thousand increase in Wealth and Asset Management fees and a $98 thousand increase in mortgage banking income.

NON-INTEREST EXPENSES

For the three months ended March 31, 2020, total non-interest expense of $21.7 million increased $567 thousand, or 2.7%, from the three months ended March 31, 2019. The increase in non-interest expenses was primarily the result of expenditures required to support business growth and ongoing customer support. Accordingly, the ratio of non-interest expenses to average assets was 2.33%, for the three months ended March 31, 2020, decreased 31 basis points from 2.64%, during the comparable period in 2019.

INCOME TAX EXPENSE

Income tax expense was $1.7 million during the three months ended March 31, 2020 and $2.0 million during the three months ended March 31, 2019, resulting in effective tax rates of 16.4% and 17.1%, respectively. The effective rates for the periods differed from the federal statutory rate of 21.0% at March 31, 2020 and 2019 principally as a result of tax exempt income from securities and loans, as well as earnings from bank-owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combinations) Note 3 (Securities) and Note 4 (Loans) of the Corporation’s 2019 Annual Report Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no other significant changes in the application of accounting policies since December 31, 2019.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At March 31, 2020, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

March 31, 2020
Change in Basis Points	% Change in Net Interest Income
400	0.4%
300	(1.0)%
200	(1.5)%
100	(2.9)%
(100)	(2.6)%
(200)	(1.6)%

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item IA of the 2019 Form 10-K, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, that are highly uncertain and difficult to predict.

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Global health concerns relating to the COVID-19 pandemic outbreak and related government actions taken to reduce the spread of the virus have significantly and adversely affected the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The COVID-19 pandemic has adversely impacted and is likely to continue to adversely impact our business, workforce, as well as the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•
credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy and restaurant industries, but across other industries as well;

•	declines in collateral values;

•	third party disruptions, including outages at network providers and other suppliers;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

•	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may persist for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

The COVID-19 pandemic has caused us to modify our business practices (including restricting employee travel and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic or will otherwise be satisfactory to government authorities.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, each of which is highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the various responsive measures, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the pandemic, including the availability of and access to credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

The ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Nevertheless, any of the negative effects of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2020	0	$0	0	249,731
February 1 – 29, 2020	0	0	0	249,731
March 1 – 31, 2020	0	0	0	249,731

(1)
The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of March 31, 2020, there were 249,731 shares remaining in the program.

Additionally, during the quarter ended March 31, 2020, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the 2019 Stock Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Executive Employment Agreement, dated March 23, 2020, by and among CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 24, 2020)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 7, 2020	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2020	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)