Form 10-Q
period 2020-06-30
CNB FINANCIAL CORP/PA
filed 2020-08-06
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒    No
The number of shares outstanding of the issuer’s common stock as of August 4, 2020:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,898,819 SHARES

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
.

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$45,563	$42,373
Interest bearing deposits with other banks	617,785	150,601
Total cash and cash equivalents	663,348	192,974
Securities available for sale	549,094	542,313
Trading securities	5,889	9,809
Loans held for sale	6,065	930
Loans	3,034,788	2,809,197
Less: unearned discount	(4,617)	(5,162)
Less: allowance for loan losses	(24,529)	(19,473)
Net loans	3,005,642	2,784,562
FHLB, other equity, and restricted equity interests	28,661	27,868
Premises and equipment, net	55,377	54,867
Operating lease assets	17,993	18,422
Bank owned life insurance	67,403	66,538
Mortgage servicing rights	1,327	1,573
Goodwill	38,730	38,730
Core deposit intangible	8	160
Accrued interest receivable and other assets	30,014	24,913
Total Assets	$4,469,551	$3,763,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$507,236	$382,259
Interest bearing deposits	3,088,786	2,720,068
Total deposits	3,596,022	3,102,327
FHLB and other long term borrowings	416,313	227,907
Subordinated debentures	70,620	70,620
Operating lease liabilities	19,071	19,363
Accrued interest payable and other liabilities	37,253	38,476
Total liabilities	4,139,279	3,458,693
Common stock, $0 par value; authorized 50,000,000 shares; issued 15,476,736 shares at June 30, 2020 and 15,360,946 shares at December 31, 2019	0	0
Additional paid in capital	102,374	99,335
Retained earnings	213,327	201,503
Treasury stock, at cost (80,175 and 112,961 shares for June 30, 2020 and December 31, 2019, respectively)	(2,027)	(2,811)
Accumulated other comprehensive income (loss)	16,598	6,939
Total shareholders’ equity	330,272	304,966
Total Liabilities and Shareholders’ Equity	$4,469,551	$3,763,659

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans including fees	$34,562	$34,295	$70,072	$67,119
Securities:
Taxable	2,990	3,155	6,870	6,133
Tax-exempt	359	584	840	1,281
Dividends	162	248	381	502
Total interest and dividend income	38,073	38,282	78,163	75,035
INTEREST EXPENSE:
Deposits	5,935	7,201	13,840	13,788
Borrowed funds	1,267	1,292	2,494	2,702
Subordinated debentures (includes $65, $14, $86 and $20 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	933	995	1,897	1,993
Total interest expense	8,135	9,488	18,231	18,483
NET INTEREST INCOME	29,938	28,794	59,932	56,552
PROVISION FOR LOAN LOSSES	5,680	1,788	8,759	3,094
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,258	27,006	51,173	53,458
NON-INTEREST INCOME:
Service charges on deposit accounts	924	1,569	2,451	3,050
Other service charges and fees	606	748	1,196	1,394
Wealth and asset management fees	1,374	1,202	2,667	2,244
Net realized gains on available-for-sale securities (includes $2,190, $0, $2,190 and $148 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	2,190	0	2,190	148
Net realized and unrealized gains (losses) on trading securities	306	654	(282)	1,454
Mortgage banking	664	370	1,001	609
Bank owned life insurance	386	326	865	687
Card processing and interchange income	1,325	1,221	2,453	2,250
Other	174	702	772	1,109
Total non-interest income	7,949	6,792	13,313	12,945
NON-INTEREST EXPENSES:
Salaries and benefits	10,673	11,507	22,070	22,407
Net occupancy expense	3,059	2,695	6,086	5,561
Amortization of core deposit intangible	69	166	152	331
Data processing	1,213	1,437	2,549	2,622
State and local taxes	903	954	1,484	1,722
Legal, professional, and examination fees	680	570	1,325	1,123
Advertising	411	473	816	884
FDIC insurance premiums	621	373	1,240	795
Card processing and interchange expenses	592	684	1,388	1,431
Other	3,978	3,125	6,831	6,283
Total non-interest expenses	22,199	21,984	43,941	43,159
INCOME BEFORE INCOME TAXES	10,008	11,814	20,545	23,244
INCOME TAX EXPENSE (includes $446, $(3), $442 and $27 income tax expense from reclassification items, respectively)	1,762	2,047	3,486	4,004
NET INCOME	$8,246	$9,767	$17,059	$19,240
EARNINGS PER SHARE:
Basic	$0.54	$0.64	$1.11	$1.26
Diluted	$0.54	$0.64	$1.11	$1.26
DIVIDENDS PER SHARE:
Cash dividends per share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
NET INCOME	$8,246	$9,767	$17,059	$19,240
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax $14, $46, $106 and $72, respectively	(55)	(173)	(401)	(273)
Reclassification adjustment for losses recognized in earnings, net of tax $(14), $(3), $(18) and $(4), respectively	51	11	68	16
	(4)	(162)	(333)	(257)
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of $(353), $(1,433), $(3,115) and $(2,781), respectively	1,330	5,400	11,722	10,468
Reclassification adjustment for realized gains included in net income, net of tax of $460, $0, $460 and $31, respectively	(1,730)	0	(1,730)	(117)
	(400)	5,400	9,992	10,351
Other comprehensive income (loss)	(404)	5,238	9,659	10,094
COMPREHENSIVE INCOME	$7,842	$15,005	$26,718	$29,334

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,059	$19,240
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	8,759	3,094
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	2,914	2,848
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(856)	(341)
Net realized gains on sales of available-for-sale securities	(2,190)	(148)
Net realized and unrealized (gains) losses on trading securities	282	(1,454)
Proceeds from sale of trading securities	5,935	699
Purchase of trading securities	(2,297)	(363)
Gain on sale of loans	(820)	(401)
Net gains on dispositions of premises and equipment and foreclosed assets	253	(118)
Proceeds from sale of loans	40,520	17,330
Origination of loans held for sale	(45,970)	(18,594)
Income on bank owned life insurance	(865)	(687)
Stock-based compensation expense	835	867
Changes in:
Accrued interest receivable and other assets	(6,697)	(1,746)
Accrued interest payable, lease liabilities, and other liabilities	(2,307)	(1,611)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,555	18,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	71,803	40,287
Proceeds from sales of available-for-sale securities	57,185	11,403
Purchase of available-for-sale securities	(121,506)	(55,987)
Loan origination and payments, net	(228,598)	(148,670)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(793)	7
Purchase of premises and equipment	(2,697)	(3,900)
Proceeds from the sale of premises and equipment and foreclosed assets	571	385
NET CASH USED BY INVESTING ACTIVITIES	(224,035)	(156,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	519,615	164,286
Certificates of deposit	(25,920)	(40,310)
Purchase of treasury stock	(325)	(1,234)
Cash dividends paid	(5,235)	(5,182)
Proceeds from stock offering, net of issuance costs	3,313	(40,240)
Repayment of long-term borrowings	(34,379)	0
Proceeds from long-term borrowings	222,785	0
Net change in short-term borrowings	0	52,907
NET CASH PROVIDED BY FINANCING ACTIVITIES	679,854	130,227
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	470,374	(7,633)
CASH AND CASH EQUIVALENTS, Beginning	192,974	45,563
CASH AND CASH EQUIVALENTS, Ending	$663,348	$37,930
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,151	$18,356
Income taxes	240	2,691
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$189	$256
Grant of restricted stock awards from treasury stock	892	1,055
Grant of performance based restricted stock awards from treasury stock	217	0
Right of use assets obtained in exchange for lease liabilities	0	17,586

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, April 1, 2020	$102,128	$207,698	$(2,026)	$17,002	$324,802
Net income		8,246			8,246
Other comprehensive income				(404)	(404)
Stock-based compensation expense	286				286
Issuance of common stock, net of issuance costs (0 shares)	(40)				(40)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (56 shares)			(1)		(1)
Cash dividends declared ($0.17 per share)		(2,617)			(2,617)
Balance, June 30, 2020	$102,374	$213,327	$(2,027)	$16,598	$330,272

Balance, April 1, 2019	$97,139	$178,662	$(1,702)	$860	$274,959
Net income		9,767			9,767
Other comprehensive income				5,238	5,238
Stock-based compensation expense	275				275
Purchase of treasury stock (40,000 shares)			(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (1,388 shares)			(39)		(39)
Cash dividends declared ($0.17 per share)		(2,591)			(2,591)
Balance, June 30, 2019	$97,414	$185,838	$(2,735)	$6,098	$286,615

	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2020	$99,335	$201,503	$(2,811)	$6,939	$304,966
Net income		17,059			17,059
Other comprehensive income				9,659	9,659
Restricted stock award grants (35,160 shares)	(892)		892		0
Performance based restricted stock award grants (8,351 shares)	(217)		217		0
Stock-based compensation expense	835				835
Issuance of common stock, net of issuance costs (115,790 shares)	3,313				3,313
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,267 shares)			(212)		(212)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)			(113)		(113)
Cash dividends declared ($0.34 per share)		(5,235)			(5,235)
Balance, June 30, 2020	$102,374	$213,327	$(2,027)	$16,598	$330,272

Balance, January 1, 2019	$97,602	$171,780	$(2,556)	$(3,996)	$262,830
Net income		19,240			19,240
Other comprehensive income				10,094	10,094
Restricted stock award grants (39,790 shares)	(1,055)		1,055		0
Stock-based compensation expense	867				867
Purchase of treasury stock (40,000 shares)			(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (9,088 shares)			(240)		(240)
Cash dividends declared ($0.34 per share)		(5,182)			(5,182)
Balance, June 30, 2019	$97,414	$185,838	$(2,735)	$6,098	$286,615

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the “Corporation”) for the three and six month periods ended June 30, 2020 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Form 10-K”). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

The federal government has taken several actions designed to mitigate the economic impact. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was signed into law at the end of March 2020, allocated $2 trillion for COVID-19 related relief and initiatives. Among other things, the CARES Act provides direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Corporation's operations.

The Corporation's business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain the COVID-19 pandemic requires further restricted measures or is unsuccessful, the Corporation could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Since the extent to which the COVID-19 pandemic impacts its operations will depend on future developments that are highly uncertain, the Corporation cannot estimate the impact on its business, financial condition or near or long-term financial or operational results with reasonable certainty. Accordingly, the Corporation is disclosing potentially material items of which it is aware.

Asset valuation: Currently, the Corporation does not expect the COVID-19 pandemic to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods due to any number of potential impacts from the COVID-19 pandemic.

The COVID-19 pandemic could cause a further and sustained decline in the Corporation's stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test, resulting in an impairment charge being recorded for that period. In the event that the Corporation concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. As of June 30, 2020, the Corporation performed an analysis of its goodwill, taking into account the effect that the COVID-19 pandemic continues to have on the economy, and determined its goodwill was not impaired.

Lending operations and accommodations to borrowers: In keeping with regulatory guidance to continue to assist borrowers during the COVID-19 pandemic, and as detailed in the CARES Act, the Corporation implemented a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Corporation is deferring either the full loan payment or the principal component of the loan payment for up to six months. As of June 30, 2020, the deferred loan payment commitments were 1,463 loans, totaling $626 million, comprised of (i) 596 loans, totaling $401 million, for which principal and interest were deferred, and (ii) 867 loans, totaling $225 million, for which principal only was deferred.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

The Corporation participated in the Paycheck Protection Program ("PPP") established by the CARES Act for loans provided under the auspices of the Small Business Administration (“SBA”). Under this program, the Corporation lent money primarily to its existing loan and/or deposit customers, based on a predetermined SBA-developed formula, intended to incentivize small business owners to retain their employees. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination and have a two-year maturity. As of June 30, 2020, the Corporation had outstanding approximately $226 million, or 1,898 PPP loan relationships, under this program, at a rate of 1.00% coupled with deferred processing fees of approximately $8.8 million. As of April 16, 2020, the SBA funds allocated in the original PPP authorization were fully utilized. Additional funding was made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act ("PPP Enhancement Act"). The PPP Enhancement Act authorized additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. The Corporation provided additional loans with funds from the PPP Enhancement Act.. It is the Corporation's understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Corporation could be required to establish additional allowance for loan loss through additional provision for loan loss expense charged to earnings.

Credit: The Corporation is working with customers directly affected by the COVID-19 pandemic. The Corporation has offered short-term assistance in accordance with regulator guidelines. As a result of the current economic slowdown related to the COVID-19 pandemic, the Corporation is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Corporation could experience further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Corporation's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

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

3. BUSINESS COMBINATIONS

On July 17, 2020, the Corporation completed its previously announced acquisition of Bank of Akron (“Akron”), pursuant to that certain Agreement and Plan of Merger, dated as of December 18, 2019 (the “Merger Agreement”), by and among the Corporation, CNB Bank and Akron. Under the terms of the Merger Agreement, Akron merged with and into CNB Bank (the “Merger”), with CNB Bank continuing as the surviving entity. Banking offices of Akron will operate under the trade name BankOnBuffalo, a division of CNB Bank.

Pursuant to the Merger Agreement, for each share of Akron common stock, Akron shareholders were entitled to elect to receive either (x) $215.00 in cash or (y) 6.6729 shares of the Corporation's common stock and shall receive cash in lieu of fractional shares. Elections were subject to proration procedures whereby at least 75% of the shares of Akron common stock were exchanged for shares of the Corporation's common stock. Based on the elections and proration procedures, the total consideration payable to Akron shareholders was approximately $40.8 million, comprised of approximately $16.1 million in cash and 1,501,402 shares of the Corporation's common stock, valued at approximately $24.7 million based on the July 17, 2020 closing price of $16.43 per share of the Corporation's common stock.

The acquisition of Akron was completed subsequent to the second quarter of 2020, and as a result Akron's balance sheet and results of operations are not included in the Corporation's consolidated financial statements for the period ended June 30, 2020. The Corporation is currently in the process of allocating the purchase price to the fair values of the assets and liabilities acquired in conjunction with the acquisition. As of June 30, 2020, Akron had $471 million in total assets, $329 million in total loans, and $426 million in total deposits.

The Corporation incurred $462 thousand and $534 thousand of merger-related expenses during the three and six months ended June 30, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors. There were no merger-related expenses incurred during three and six months ended June 30, 2019.

4. SECURITIES

Securities available for sale at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020				December 31, 2019
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$139,125	$7,521	$(27)	$146,619	$124,189	$2,924	$(19)	$127,094
State & political subdivisions	61,339	3,035	(183)	64,191	101,177	3,288	(102)	104,363
Residential & multi-family mortgage	293,605	11,804	(638)	304,771	273,404	4,117	(885)	276,636
Corporate notes & bonds	9,850	13	(691)	9,172	8,350	14	(282)	8,082
Pooled SBA	22,397	961	0	23,358	25,063	274	(163)	25,174
Other	1,020	0	(37)	983	1,020	0	(56)	964
Total	$527,336	$23,334	$(1,576)	$549,094	$533,203	$10,617	$(1,507)	$542,313

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Corporate equity securities	$3,847	$7,946
Mutual funds	994	807
Certificates of deposit	322	350
Corporate notes and bonds	675	655
U.S. Government sponsored entities	51	51
Total	$5,889	$9,809

Securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2020

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$9,973	$(27)	$0	$0	$9,973	$(27)
State & political subdivisions	492	(10)	677	(173)	1,169	(183)
Residential & multi-family mortgage	12,824	(53)	4,444	(585)	17,268	(638)
Corporate notes & bonds	0	0	4,313	(691)	4,313	(691)
Pooled SBA	0	0	0	0	0	0
Other	0	0	983	(37)	983	(37)
	$23,289	$(90)	$10,417	$(1,486)	$33,706	$(1,576)

December 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$7,040	$(3)	$14,989	$(16)	$22,029	$(19)
State & political subdivisions	826	(5)	684	(97)	1,510	(102)
Residential & multi-family mortgage	41,841	(346)	32,555	(539)	74,396	(885)
Corporate notes & bonds	0	0	4,718	(282)	4,718	(282)
Pooled SBA	8,560	(80)	6,075	(83)	14,635	(163)
Other	0	0	964	(56)	964	(56)
	$58,267	$(434)	$59,985	$(1,073)	$118,252	$(1,507)
The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2020 and December 31, 2019, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at June 30, 2020 and December 31, 2019 to be temporary.
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
As of June 30, 2020 and December 31, 2019, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

•There is no indication of any significant deterioration of the creditworthiness of the institutions that issued the securities.
•All contractual interest payments on the securities have been received as scheduled, and no information has come to management’s attention through the processes previously described which would lead to a conclusion that future contractual payments will not be timely received.
The Corporation does not intend to sell and it is not more likely than not that it will be required to sell the securities in an unrealized loss position before recovery of its amortized cost basis.

On June 30, 2020 and December 31, 2019, securities carried at $442,613 and $405,200, respectively, were pledged to secure public deposits and for other purposes as provided by law.
The following is a schedule of the contractual maturity of securities available for sale at June 30, 2020:

	Amortized Cost	Fair Value
1 year or less	$53,898	$54,102
1 year – 5 years	85,070	89,212
5 years – 10 years	65,052	70,171
After 10 years	6,294	6,497
	210,314	219,982
Residential & multi-family mortgage	293,605	304,771
Pooled SBA	22,397	23,358
Other	1,020	983
Total debt securities	$527,336	$549,094
Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.
Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2020	$57,185	$2,257	$67
Three months ended June 30, 2019	$0	$0	$0
Six months ended June 30, 2020	$57,185	$2,257	$67
Six months ended June 30, 2019	$11,403	$152	$4

The tax provision related to these net realized gains was $460 for the three and six months ended June 30, 2020 and zero and $31 during the three and six months ended June 30, 2019, respectively.

5. LOANS
Total net loans at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Commercial, industrial and agricultural	$1,263,521	$1,046,665
Commercial mortgages	865,401	814,002
Residential real estate	805,413	814,030
Consumer	93,409	124,785
Credit cards	6,760	7,569
Overdrafts	284	2,146
Less: unearned discount	(4,617)	(5,162)
allowance for loan losses	(24,529)	(19,473)
Loans, net	$3,005,642	$2,784,562
At June 30, 2020 and December 31, 2019, net unamortized loan fees of $9,313 and $3,092, respectively, have been included in the carrying value of loans.

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
Commercial, industrial and agricultural loans comprised 42% and 37% of the Corporation’s total loan portfolio at June 30, 2020 and December 31, 2019, respectively. Commercial mortgage loans comprised 29% and 29% of the Corporation’s total loan portfolio at June 30, 2020 and December 31, 2019, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 70% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.
Residential real estate loans comprised 27% and 29% of the Corporation’s total loan portfolio at June 30, 2020 and December 31, 2019, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 3% of the total loan portfolio at both June 30, 2020 and December 31, 2019. Terms and collateral requirements vary depending on the size and nature of the loan.

Transactions in the allowance for loan losses for the three months ended June 30, 2020 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2020	$10,532	$7,492	$1,458	$2,138	$112	$183	$21,915
Charge-offs	(2,623)	0	(19)	(413)	(41)	(95)	(3,191)
Recoveries	7	2	0	38	10	68	125
Provision for loan losses	1,886	2,134	1,237	377	33	13	5,680
Allowance for loan losses, June 30, 2020	$9,802	$9,628	$2,676	$2,140	$114	$169	$24,529
Transactions in the allowance for loan losses for the six months ended June 30, 2020 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2020	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Charge-offs	(2,648)	0	(162)	(1,005)	(72)	(214)	(4,101)
Recoveries	25	174	3	81	11	104	398
Provision for loan losses	4,138	2,502	1,336	653	91	39	8,759
Allowance for loan losses, June 30, 2020	$9,802	$9,628	$2,676	$2,140	$114	$169	$24,529
Transactions in the allowance for loan losses for the three months ended June 30, 2019 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, April 1, 2019	$7,787	$8,846	$1,383	$2,040	$105	$185	$20,346
Charge-offs	0	0	(146)	(513)	(26)	(88)	(773)
Recoveries	4	16	2	28	1	25	76
Provision (benefit) for loan losses	317	676	164	586	7	38	1,788
Allowance for loan losses, June 30, 2019	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437

Transactions in the allowance for loan losses for the six months ended June 30, 2019 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	0	(2)	(244)	(1,062)	(52)	(216)	(1,576)
Recoveries	8	1	67	74	6	59	215
Provision (benefit) for loan losses	759	2,049	(576)	752	30	80	3,094
Allowance for loan losses, June 30, 2019	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of June 30, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

June 30, 2020

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$642	$1,539	$53	$0	$0	$0	$2,234
Collectively evaluated for impairment	8,653	7,780	2,623	2,140	114	169	21,479
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	507	309	0	0	0	0	816
Total ending allowance balance	$9,802	$9,628	$2,676	$2,140	$114	$169	$24,529
Loans:
Individually evaluated for impairment	$4,813	$12,520	$461	$0	$0	$0	$17,794
Collectively evaluated for impairment	1,254,203	845,886	804,838	93,409	6,760	284	3,005,380
Acquired with deteriorated credit quality	0	501	0	0	0	0	501
Modified in a troubled debt restructuring	4,505	6,494	114	0	0	0	11,113
Total ending loans balance	$1,263,521	$865,401	$805,413	$93,409	$6,760	$284	$3,034,788

December 31, 2019

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$645	$1,264	$34	$0	$0	$0	$1,943
Collectively evaluated for impairment	7,614	5,358	1,465	2,411	84	240	17,172
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	28	330	0	0	0	0	358
Total ending allowance balance	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Loans:
Individually evaluated for impairment	$8,078	$2,410	$465	$0	$0	$0	$10,953
Collectively evaluated for impairment	1,035,494	804,360	813,565	124,785	7,569	2,146	2,787,919
Acquired with deteriorated credit quality	0	523	0	0	0	0	523
Modified in a troubled debt restructuring	3,093	6,709	0	0	0	0	9,802
Total ending loans balance	$1,046,665	$814,002	$814,030	$124,785	$7,569	$2,146	$2,809,197

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:
June 30, 2020

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial and agricultural	$2,111	$2,051	$1,149
Commercial mortgage	6,563	4,330	1,848
Residential real estate	480	461	53
With no related allowance recorded:
Commercial, industrial and agricultural	10,037	7,267	0
Commercial mortgage	15,310	14,684	0
Residential real estate	115	114	0
Total	$34,616	$28,907	$3,050
December 31, 2019

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial and agricultural	$2,657	$1,476	$673
Commercial mortgage	6,541	4,349	1,594
Residential real estate	485	465	34
With no related allowance recorded:
Commercial, industrial and agricultural	9,845	9,695	0
Commercial mortgage	4,903	4,770	0
Residential real estate	0	0	0
Total	$24,431	$20,755	$2,301
The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$2,052	$28	$28	$1,273	$27	$27
Commercial mortgage	$4,330	$4	$4	7,807	46	46
Residential real estate	$461	$0	$0	0	0	0
With no related allowance recorded:
Commercial, industrial and agricultural	$7,367	$49	$49	3,811	32	32
Commercial mortgage	$14,684	$66	$66	3,257	20	20
Residential real estate	$114	$2	$2	485	4	4
Total	$29,008	$149	$149	$16,633	$129	$129

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$3,532	$45	$45	$1,861	$65	$65
Commercial mortgage	4,330	41	41	7,441	86	86
Residential real estate	462	5	5	0	0	0
With no related allowance recorded:
Commercial, industrial and agricultural	7,196	91	91	3,499	86	86
Commercial mortgage	11,293	224	224	3,767	38	38
Residential real estate	38	2	2	490	11	11
Total	$26,851	$408	$408	$17,058	$286	$286

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial and agricultural	$9,762	$116	$11,644	$0
Commercial mortgages	14,715	0	4,533	0
Residential real estate	4,307	0	4,724	59
Consumer	485	0	835	0
Credit cards	0	12	0	2
Total	$29,269	$128	$21,736	$61

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans.
June 30, 2020

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial and agricultural	$445	$451	$6,551	$7,447	$1,256,074	$1,263,521
Commercial mortgages	0	0	2,754	2,754	862,647	865,401
Residential real estate	809	1,496	2,162	4,467	800,946	805,413
Consumer	249	190	204	643	92,766	93,409
Credit cards	30	11	12	53	6,707	6,760
Overdrafts	0	0	0	0	284	284
Total	$1,533	$2,148	$11,683	$15,364	$3,019,424	$3,034,788

December 31, 2019

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial and agricultural	$1,273	$548	$3,784	$5,605	$1,041,060	$1,046,665
Commercial mortgages	162	183	2,594	2,939	811,063	814,002
Residential real estate	3,383	1,270	2,714	7,367	806,663	814,030
Consumer	412	311	415	1,138	123,647	124,785
Credit cards	48	54	2	104	7,465	7,569
Overdrafts	0	0	0	0	2,146	2,146
Total	$5,278	$2,366	$9,509	$17,153	$2,792,044	$2,809,197

Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.
The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial and agricultural	18	$4,505	$507	10	$3,093	$28
Commercial mortgages	13	6,494	309	13	6,709	330
Residential real estate	1	114	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	32	$11,113	$816	23	$9,802	$358

There were nine loans modified as troubled debt restructurings during the three and six months ended June 30, 2020 and no loans modified as troubled debt restructurings during the three and six months ended June 30, 2019.

	Three and six months ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial, industrial and agricultural	8	$1,593	$1,593
Commercial mortgages	0	0	0
Residential real estate	1	116	116
Consumer	0	0	0
Credit cards	0	0	0
Total	9	$1,709	$1,709

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the three and six months ended June 30, 2020 and June 30, 2019. There were no principal balances forgiven in connection with the loan restructurings.

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
June 30, 2020

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial and agricultural	$1,226,388	$10,889	$26,244	$0	$1,263,521
Commercial mortgages	818,811	13,465	33,125	0	865,401
Total	$2,045,199	$24,354	$59,369	$0	$2,128,922
December 31, 2019

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial and agricultural	$1,004,445	$16,696	$25,524	$0	$1,046,665
Commercial mortgages	780,798	18,837	14,367	0	814,002
Total	$1,785,243	$35,533	$39,891	$0	$1,860,667
The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$801,106	$92,924	$6,748	$809,247	$123,950	$7,567
Nonperforming	4,307	485	12	4,783	835	2
Total	$805,413	$93,409	$6,760	$814,030	$124,785	$7,569

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

Holiday’s loan portfolio is summarized as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Consumer	$25,760	$28,122
Less: unearned discount	(4,617)	(5,162)
Total	$21,143	$22,960

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

The Corporation leases certain full-serve branch offices, land and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Corporation's sole discretion. The Corporation includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Corporation will exercise the option. Certain lease agreements of the Corporation include rental payments adjusted periodically for changes in the consumer price index.

Leases	Classification	June 30, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$17,993	$18,422
Finance lease assets	Premises and equipment, net (1)	465	501
Total leased assets		$18,458	$18,923

Liabilities:
Operating lease liabilities	Operating lease liabilities	$19,071	$19,363
Finance lease liabilities	Accrued interest payable and other liabilities	590	629
Total leased liabilities		$19,661	$19,992
(1) Finance lease assets are recorded net of accumulated amortization of $751 as of June 30, 2020 and $715 as of December 31, 2019.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	Net occupancy expense	$459	$400	$914	$805
Variable lease cost	Net occupancy expense	17	15	41	49
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	36	36
Interest on lease liabilities	Interest expense - borrowed funds	7	8	14	16
Sublease income (1)	Net occupancy expense	(21)	(20)	(42)	(41)
Net lease cost		$480	$421	$963	$865
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of June 30, 2020:

Maturity of Lease Liabilities as of June 30, 2020	Operating Leases (1)	Finance Leases	Total
2020	$805	$52	$857
2021	1,612	105	1,717
2022	1,658	105	1,763
2023	1,548	105	1,653
2024	1,514	105	1,619
After 2024	19,373	210	19,583
Total lease payments	26,510	682	27,192
Less: Interest	7,439	92	7,531
Present value of lease liabilities	$19,071	$590	$19,661

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2020 and December 31, 2019 were as follows:

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	18.3	18.7
Finance leases	6.5	7.0

Weighted-average discount rate
Operating leases	3.52%	3.52%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of June 30, 2020 and 2019 was as follows:

Other Information	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$462	$409

7. DEPOSITS
Total deposits at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019	Percentage Change
Checking, non-interest bearing	$507,236	$382,259	32.7%
Checking, interest bearing	806,638	628,579	28.3%
Savings accounts	1,880,252	1,663,673	13.0%
Certificates of deposit	401,896	427,816	(6.1)%
Total	$3,596,022	$3,102,327	15.9%

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At June 30, 2020, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three or six month periods ended June 30, 2020 and 2019.

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

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $286 and $835 for the three and six months ended June 30, 2020, respectively, and $275 and $867 for the three and six months ended June 30, 2019, respectively. There was $1,384 and $1,026 of total unrecognized compensation cost related to unvested restricted stock awards, as of June 30, 2020 and December 31, 2019, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $60 and $175 for the three and six months ended June 30, 2020, respectively, and $58 and $182 for the three and six months ended June 30, 2019, respectively.

A summary of changes in time-based nonvested restricted stock awards for the three months ended June 30, 2020 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	55,766	$27.42
Granted	0	0.00
Vested	(300)	17.83
Nonvested at end of period	55,466	$27.47

A summary of changes in time-based nonvested restricted stock awards for the six months ended June 30, 2020 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	58,370	$24.96
Granted	23,658	29.56
Vested	(26,562)	24.01
Nonvested at end of period	55,466	$27.47

The above table excludes 11,502 shares in restricted stock awards that were granted at a weighted average fair value of $29.56 and immediately vested. Compensation expense resulting from the immediately vested shares was $0 and $340 for the three and six months ended June 30, 2020, respectively, and is included in the amounts discussed above.

The fair value of shares vested was $5 and $1,106 during the three and six months ended June 30, 2020, respectively, and $101 and $1,328 for the three and six months ended June 30, 2019, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2020 and 2019, there were no outstanding stock options to include in the diluted earnings per share calculations and the impact of performance-based shares was immaterial.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per share is shown below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic earnings per common share computation:
Net income per consolidated statements of income	$8,246	$9,767	$17,059	$19,240
Net earnings allocated to participating securities	(29)	(40)	(59)	(78)
Net earnings allocated to common stock	$8,217	$9,727	$17,000	$19,162
Distributed earnings allocated to common stock	$2,608	$2,580	$5,216	$5,160
Undistributed earnings allocated to common stock	5,609	7,147	11,784	14,002
Net earnings allocated to common stock	$8,217	$9,727	$17,000	$19,162
Weighted average common shares outstanding, including shares considered participating securities	15,393	15,230	15,365	15,230
Less: Average participating securities	(52)	(62)	(52)	(62)
Weighted average shares	15,341	15,168	15,313	15,168
Basic earnings per common share	$0.54	$0.64	$1.11	$1.26
Diluted earnings per common share computation:
Net earnings allocated to common stock	$8,217	$9,727	$17,000	$19,162
Weighted average common shares outstanding for basic earnings per common share	15,341	15,168	15,313	15,168
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0
Weighted average shares and dilutive potential common shares	15,341	15,168	15,313	15,168
Diluted earnings per common share	$0.54	$0.64	$1.11	$1.26

10. DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At June 30, 2020, the variable rate on the subordinated debt was 1.86% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of June 30, 2020 and December 31, 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

		Fair value as of
	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate contracts	Accrued interest and other liabilities	$(906)	$(485)

For the Three Months Ended June 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(4)	Interest expense – subordinated debentures	$(65)	Other income	$0
For the Six Months Ended June 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(333)	Interest expense – subordinated debentures	$(86)	Other income	$0
For the Three Months Ended June 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(162)	Interest expense – subordinated debentures	$(14)	Other income	$0
For the Six Months Ended June 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(257)	Interest expense – subordinated debentures	$(20)	Other income	$0

(a)Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $267.

As of June 30, 2020 and December 31, 2019, a cash collateral balance in the amount of $1,050 and $750, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $4,550 as of June 30, 2020 and $2,000 as of December 31, 2019. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of June 30, 2020 and December 31, 2019:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2020
3rd Party interest rate swaps	$34,739	7.2	4.13%	1 month LIBOR + 2.27%	$4,709	(a)
Customer interest rate swaps	(34,739)	7.2	4.13%	1 month LIBOR + 2.27%	(4,709)	(b)
December 31, 2019
3rd Party interest rate swaps	$35,382	7.7	4.13%	1 month LIBOR + 2.27%	$1,877	(a)
Customer interest rate swaps	(35,382)	7.7	4.13%	1 month LIBOR + 2.27%	(1,877)	(b)
(a)Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the consolidated balance sheets

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2020 and December 31, 2019:

		Fair Value Measurements at June 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$146,619	$0	$146,619	$0
States and political subdivisions	64,191	0	64,191	0
Residential and multi-family mortgage	304,771	5,130	299,641	0
Corporate notes and bonds	9,172	0	9,172	0
Pooled SBA	23,358	0	23,358	0
Other	983	983	0	0
Total Securities Available For Sale	$549,094	$6,113	$542,981	$0
Interest Rate swaps	$4,709	$0	$4,709	$0
Trading Securities:
Corporate equity securities	$3,847	$3,847	$0	$0
Mutual funds	994	994	0	0
Certificates of deposit	322	322	0	0
Corporate notes and bonds	675	675	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$5,889	$5,838	$51	$0
Liabilities:
Interest rate swaps	$(5,615)	$0	$(5,615)	$0

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$127,094	$0	$127,094	$0
States and political subdivisions	104,363	0	104,363	0
Residential and multi-family mortgage	276,636	0	273,841	2,795
Corporate notes and bonds	8,082	0	8,082	0
Pooled SBA	25,174	0	25,174	0
Other	964	964	0	0
Total Securities Available For Sale	$542,313	$964	$538,554	$2,795
Interest Rate swaps	$1,877	$0	$1,877	$0
Trading Securities:
Corporate equity securities	$7,946	$7,946	$0	$0
Mutual funds	807	807	0	0
Certificates of deposit	350	350	0	0
Corporate notes and bonds	655	655	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$9,809	$9,758	$51	$0
Liabilities:
Interest rate swaps	$(2,362)	$0	$(2,362)	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2020 and December 31, 2019:

		Fair Value Measurements at June 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial and agricultural	$5,417	0	0	$5,417
Commercial mortgages	$10,981	0	0	$10,981

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial and agricultural	$2,910	0	0	$2,910
Commercial mortgages	$1,147	0	0	$1,147

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial and agricultural	$5,417	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-100% (30%)
Impaired loans – commercial mortgages	$10,981	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25%-100% (30%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial and agricultural	$2,910	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-60% (54%)
Impaired loans – commercial mortgages	$1,147	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25%-100% (52%)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at June 30, 2020:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$663,348	$663,348	$0	$0	$663,348
Securities available for sale	549,094	6,113	542,981	0	549,094
Trading securities	5,889	5,838	51	0	5,889
Loans held for sale	6,065	0	6,087	0	6,087
Net loans	3,005,642	0	0	2,947,830	2,947,830
FHLB and other restricted interests	28,661	n/a	n/a	n/a	n/a
Interest rate swaps	4,709	0	4,709	0	4,709
Accrued interest receivable	14,659	32	2,852	11,775	14,659
LIABILITIES
Deposits	$(3,596,022)	$(3,194,126)	$(414,180)	$0	$(3,608,306)
FHLB and other borrowings	(416,313)	0	(422,324)	0	(422,324)
Subordinated debentures	(70,620)	0	(62,276)	0	(62,276)
Interest rate swaps	(5,615)	0	(5,615)	0	(5,615)
Accrued interest payable	(1,677)	0	(1,677)	0	(1,677)
The following table presents the carrying amount and fair value of financial instruments at December 31, 2019:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$192,974	$192,974	$0	$0	$192,974
Securities available for sale	542,313	964	538,554	2,795	542,313
Trading securities	9,809	9,758	51	0	9,809
Loans held for sale	930	0	933	0	933
Net loans	2,784,562	0	0	2,765,133	2,765,133
FHLB and other restricted interests	27,868	n/a	n/a	n/a	n/a
Interest rate swaps	1,877	0	1,877	0	1,877
Accrued interest receivable	11,486	6	3,238	8,242	11,486
LIABILITIES
Deposits	$(3,102,327)	$(2,674,511)	$(432,287)	$0	$(3,106,798)
FHLB and other borrowings	(227,907)	0	(230,679)	0	(230,679)
Subordinated debentures	(70,620)	0	(64,084)	0	(64,084)
Interest rate swaps	(2,362)	0	(2,632)	0	(2,632)
Accrued interest payable	(1,597)	0	(1,597)	0	(1,597)

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

12. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and six months ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Non-interest Income
Service charges on deposit accounts	$924	$1,569	$2,451	$3,050
Wealth and asset management fees	1,374	1,202	2,667	2,244
Mortgage banking (1)	664	370	1,001	609
Card processing and interchange income	1,325	1,221	2,453	2,250
Net gains (losses) on sales of securities (1)	2,190	0	2,190	148
Other income	1,472	2,430	2,551	4,644
Total non-interest income	$7,949	$6,792	$13,313	$12,945
(1)Not within scope of ASU 2014-9

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

In addition to the Bank, the Corporation has four other subsidiaries. CNB Securities Corporation is incorporated in Delaware and currently maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. CNB Risk Management, Inc., incorporated in Delaware, is a captive insurance company that insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Holiday Financial Services Corporation ("Holiday"), incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance.

When we use the terms “we”, “us” and “our”, we mean CNB Financial Corporation and its subsidiaries. Management’s discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and related notes.

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for six months ended June 30, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020, or any future period. The average balances, average yields, return on average assets, return on average equity, net interest margin and total net loan charge-offs to average loans annualized return calculations were refined. Prior periods were adjusted to be comparative to the current period. The impact of the change was immaterial.

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

In addition, the global outbreak of a novel strain of coronavirus (COVID-19) and the public health measures that have been undertaken in response have had significant repercussions across regional and global economies and financial markets. The COVID-19 pandemic, its associated responsive measures and the resulting economic slowdown have disrupted our business and are expected to continue to have a significant impact on our business, financial performance and operating results. Since we cannot estimate when the COVID-19 pandemic and the associated responsive measures will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, management will continue to proactively implement strategies to mitigate the impact of the pandemic on the Corporation’s business, risk profile and financial performance.

To address the challenges arising as a result of the COVID-19 pandemic, and in order to continue to deliver essential services to the communities the Corporation serves while maintaining a high level of safety for customers and employees, the Corporation implemented its Pandemic Response Plan. Among other things, significant actions taken include:

•Implemented communication plans to ensure employees, customers and critical vendors are kept abreast of developments affecting the Corporation's operations;

•Restricted all non-essential travel and instituted a mandatory quarantine period for anyone who has traveled to an certain impacted areas;

•Temporarily closed all branch lobbies to non-employees, except for certain limited cases by appointment only. Based on updated governmental guidelines, the Corporation re-opened its branch lobbies, while continuing to enforce safe practices while serving its consumer and business customers. In addition, the Corporation continued to offer its customers alternatives through its drive-through capabilities, network of ATMs, internet banking, mobile application and telephone customer service capabilities;

•Expanded remote-access availability for the Corporation's workforce to work from home or other remote locations. All activities are performed in accordance with the Corporation's compliance and information security policies designed to ensure customer data and other information is properly safeguarded;

•Instituted mandatory social distancing policies for those employees not working remotely. Members of branch and operation teams were split into separate teams to provide a higher level of safety for employees and redundancy for key functions across the Corporation. Based upon updated governmental guidelines, the Corporation has reintegrated its branch teams and the majority of its operation teams.

•To ensure the safety of its customers and employees, the Corporation continues to monitor the COVID-19 pandemic closely and update its response plan accordingly.

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

CUSTOMER SUPPORT STRATEGIES AND LOAN PORTFOLIO PROFILE

The Corporation participated in PPP for loans provided under the auspices of the SBA. Under this program, the Corporation lent money primarily to its existing loan and/or deposit customers based on a predetermined SBA-developed formula intended to incentivize small business owners to retain their employees. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination and have a two-year maturity. As of June 30, 2020, the Corporation had outstanding $226 million, or 1,898 PPP loan relationships, at a rate of 1.00% together with deferred processing fees of approximately $8.8 million.

In addition to participating in the PPP, in the first six months of 2020 the Corporation deferred loan payments for certain commercial and consumer customers for a period up to six months, as determined by the financial needs of each customer. As of June 30, 2020, the deferred loan payment commitments were 1,463 loans, or $626 million, consisting of 596 loans, or $401 million, for which principal and interest were deferred, and 867 loans, or $225 million, for which principal only was deferred. Loan payment deferrals by loan type were as follows:

•Commercial and industrial loans – 503 loans, totaling $201 million;
•Commercial real estate loans – 183 loans, totaling $351 million;
•Residential mortgage loans – 595 loans, totaling $72 million; and
•Consumer loans – 182 loans, totaling $2 million.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels and Restaurants/Fast Foods industries represent a potentially higher level of credit risk, as many of these customers have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders as well as travel limitations. At June 30, 2020, the Corporation had loan concentrations for these industries as follows:

•Hotels/Motels – $179 million, or 6.4%, of total loans outstanding, excluding PPP, and 92.1% pass-rated; and
•Restaurants/Fast Foods - $26.3 million or, 0.9%, of total loans outstanding, excluding PPP, and 98.9% pass-rated.

The Corporation also monitors closely its commercial acquisition, development and construction (“ADC”) portfolio and the Corporation has determined the funded portion of this portfolio may represent a potentially higher level of credit risk as a result of the COVID-19 pandemic. At June 30, 2020, the Corporation had $159 million in funded ADC loans (excluding the previously mentioned Hotels/Motels and Restaurants/Fast Foods), or 5.6% of total loans outstanding, excluding PPP, and unfunded commitments for ADC loans of $160 million. The ADC portfolio by industry classification, excluding the Hotels/Motels and Restaurants/Fast Foods industries and the PPP, is as follows:

•Multi-family real estate projects – $66.4 million funded, with unfunded commitments of $79.1 million;
•Real estate developers – $30.3 million funded, with unfunded commitments of $42.7 million;
•Mixed used real estate projects – $21.2 million funded, with unfunded commitments of $21.2 million;
•All others – $41.1 million funded, with unfunded commitments of $17 million.

Another sector under pressure in the current economic environment is Oil and Gas. The Corporation has a negligible exposure to this sector, with loans outstanding of $15.4 million, or 0.5%, of total loans, excluding PPP, at June 30, 2020.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $663 million at June 30, 2020 compared to $193 million at December 31, 2019. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities totaled $555 million and $552 million at June 30, 2020 and December 31, 2019, respectively. The Corporation’s objective is to maintain the securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. As of June 30, 2020 and December 31, 2019, the securities portfolio as a percentage of total assets was 12.4% and 14.7%, respectively. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

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

LOANS

The Corporation's total loan portfolio, net of unearned discount, reached $3.0 billion as of June 30, 2020, including $217 million in PPP loans, net of associated deferred processing fees. Compared to December 31, 2019, total loans, excluding net PPP loans, increased $9.1 million, representing an annualized rate of 0.7%. This growth reflects the Corporation’s continued focus on adhering to disciplined pricing and credit quality standards. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis.

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

In determining the allocation of the allowance for loan losses, the Corporation considers economic trends, historical patterns and specific credit reviews. In addition, in the first quarter of 2020, the Corporation developed a qualitative factor specific to the COVID-19 pandemic as discussed in more detail below.

With regard to the credit reviews, a “watchlist" is evaluated on a monthly basis to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful. Consumer and mortgage loans are allocated using historical credit loss experience.

The following table below presents activity within the allowance account for the specified periods:

	Six months ending June 30, 2020	Year ending December 31, 2019	Six months ending June 30, 2019
Balance at beginning of period	$19,473	$19,704	$19,704
Charge-offs:
Commercial, industrial and agricultural	(2,648)	(205)	0
Commercial mortgages	0	(3,391)	(2)
Residential real estate	(162)	(386)	(244)
Consumer	(1,005)	(2,200)	(1,062)
Credit cards	(72)	(116)	(52)
Overdrafts	(214)	(453)	(216)
	(4,101)	(6,751)	(1,576)
Recoveries:
Commercial, industrial and agricultural	25	17	8
Commercial mortgages	174	124	1
Residential real estate	3	73	67
Consumer	81	154	74
Credit cards	11	15	6
Overdraft deposit accounts	104	113	59
	398	496	215
Net charge-offs	(3,703)	(6,255)	(1,361)
Provision for loan losses	8,759	6,024	3,094
Balance at end of period	$24,529	$19,473	$21,437
Loans, net of unearned	$3,030,171	$2,804,035	$2,622,358
Allowance to net loans	0.81%	0.69%	0.82%
Net charge-offs to average loans (annualized)	0.26%	0.24%	0.11%
Nonperforming assets	$30,395	$23,430	$15,764
Nonperforming % of total assets	0.68%	0.62%	0.46%

Excluding PPP-related assets
Allowance to net loans	0.87%	0.69%	0.82%
Net charge-offs to average loans (annualized)	0.26%	0.24%	0.11%
Nonperforming % of total assets	0.80%	0.62%	0.46%

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

Reviewed

•Commercial, industrial and agricultural
•Commercial mortgages

Homogeneous

•Residential real estate
•Consumer
•Credit cards
•Overdrafts

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

The historical loss factors for both the reviewed and homogeneous pools are adjusted based on the following six qualitative factors:

•levels of and trends in delinquencies,
•trends in volume and terms of loans;
•effects of any changes in lending policies and procedures;
•experience and ability of management;
•national and local economic trends and conditions; and
•concentrations of credit.

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

The increase in the allowance for loan losses from December 31, 2019 to June 30, 2020 resulted primarily from updates to the qualitative factors related to the economic environment and related unemployment figures, in addition to a continuing update of the qualitative factor related specifically to the COVID-19 pandemic. As part of its ongoing evaluation of the allowance for loan losses, the Corporation evaluates, on at least a quarterly basis, all significant components of the allowance for loan losses, including historical loss factors, qualitative factors and other relevant factors to ensure it adequately represents management’s current estimation of probable incurred losses within the loan portfolio. Partially offsetting the increase in the allowance for loan losses, the second quarter of 2020 included a charge-off of approximately $2.6 million that had been specifically reserved during the first quarter of 2020 related to a secured commercial and industrial loan relationship with a borrower who is now deceased, as discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The increase in non-performing assets from December 31, 2019 is primarily due to one commercial real estate loan relationship totaling approximately $9.7 million. During the three months ended March 31, 2020, this loan was downgraded to substandard and placed on non-accrual as a result of a covenant violation. Management performed an evaluation of the collateral supporting the loan and concluded no specific loan loss reserve was required at the time.

The allowance for loan losses at June 30, 2020 also included a qualitative factor specifically related to the COVID-19 pandemic and the potential impact this pandemic may have on the national and local economies, as well as our loan portfolio overall. Management recognizes the degree of uncertainty related to the continued spread of COVID-19 and the related impact the pandemic will continue to have on the economy. To quantify the potential impact of the pandemic, management evaluated the Corporation’s historical losses, by loan type, looking back to the recession that began in 2008 and the Corporation’s loan portfolio credit quality performance from 2008 to June 30, 2020. A loss assumption commensurate with the highest level of losses by loan type was used to estimate the potential impact on the loan portfolio, specifically loans for which customers were granted payment deferrals, as discussed above. This analysis resulted in a qualitative adjustment of approximately $909 thousand, which was reflected in the Corporation’s provision expense for the six months ended June 30, 2020 and the related allowance for loan losses during the same period. The Corporation will continue to evaluate this factor and update its analysis, as necessary, as developments related to the COVID-19 pandemic and its impact on the economy evolve.

The remaining change in provision for loan losses during the six months ended June 30, 2020, compared to the same period in 2019, reflects routine adjustments to reserves on impaired loans coupled with a lower reserve requirement resulting from a lower growth level in the Corporation's loan portfolio compared to historical levels.

Management believes the provision for loan losses recorded during the six months ended June 30, 2020, in conjunction with the resultant allowance for loan losses at June 30, 2020 was sufficient to support probable incurred credit losses embedded in its loan portfolio at June 30, 2020.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At June 30, 2020, total deposits of $3.6 billion, including an estimated $217 million in PPP deposits. Compared to the quarter ended December 31, 2019, total deposits, excluding estimated PPP deposits, increased $277 million, representing an annualized growth rate of 17.9%.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt, when evaluating funding needs. As of June 30, 2020 and December 31, 2019 there were there were no short-term borrowings from the FHLB. As of June 30, 2020 the Corporation had outstanding $223 million related to the Paycheck Protection Program Lending Facility ("PPPLF").

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

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability.  Total shareholders’ equity was $330 million at June 30, 2020, reflecting an increase of $25.3 million, or 8.3%, from $305 million at December 31, 2019. During the six months ended, June 30, 2020, the Corporation earned $17.1 million and declared dividends of $5.2 million, resulting in a dividend payout ratio of 30.7% of net income. In addition, during the same period, accumulated other comprehensive income increased $9.7 million.

During the second quarter of 2020, the Corporation announced the termination of its “at-the-market” equity offering program (the “ATM Program”), pursuant to which the Corporation could offer and sell up to an aggregate gross sales price of $40,000,000 of its shares of common stock, no par value per share, through Keefe, Bruyette & Woods, Inc., the sales agent. The Corporation elected to terminate the ATM Program due to market conditions and to limit uncertainty and unfavorable dilution for its shareholders during this period of global economic volatility. Prior to termination, the Corporation had sold 168,358 shares of its common stock, raising approximately $5.1 million in gross proceeds.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established “risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category (0% for the lowest risk assets and increasing for each tier of higher risk assets) is assigned to each asset on the balance sheet. In addition, the Corporation's capital ratios are calculated in accordance with the interim final rule implemented in the second quarter of 2020 governing the PPP and the PPPLF participation. The interim final rule permits the Corporation to exclude exposures pledged as collateral to the PPPLF in the Corporation's total leverage exposure, average total consolidated assets, advanced approaches-total risk weighted assets, and standardized total risk-weighted assets, as applicable.

As of June 30, 2020, with the exception of the Leverage ratio, all of the Corporation’s regulatory capital ratios reflected increases from December 31, 2019. The Corporation’s Tier 1 Leverage ratio of 7.55% at June 30, 2020 decreased 31 basis points from December 31, 2019 as a result of the impact of CNB’s participation in the PPP, as many of its customers had not fully deployed their funds obtained under the PPP. Excluding this impact, the estimated Leverage ratio of 7.90% remained relatively stable, compared to 7.86% at December 31, 2019.

As of June 30, 2020, the Corporation’s Tangible Common Equity/Tangible Assets ratio of 6.58% reflected the impact of the PPP of approximately $217 million in net PPP Loans, and $223 million in PPPLF borrowings. Excluding the PPP and the PPPLF, the Corporation’s Tangible Common Equity/Tangible Assets ratio of 7.30% increased 16 bps from December 31, 2019.

The Corporation’s capital ratios, book value per share and tangible book value per share as of June 30, 2020 and December 31, 2019 are as follows:

	As Reported	Excluding PPP-related assets	As Reported
	June 30, 2020	June 30, 2020	December 31, 2019
Total risk-based capital ratio	13.11%	13.11%	12.51%
Tier 1 capital ratio	10.48%	10.48%	10.03%
Common equity tier 1 ratio	9.78%	9.78%	9.32%
Leverage ratio	7.55%	7.90%	7.86%
Tangible common equity/tangible assets (1)	6.58%	7.30%	7.14%
Book value per share	$21.45	$21.45	$20.00
Tangible book value per share (1)	$18.94	$18.94	$17.45
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

At June 30, 2020 the Corporation’s cash position totaled approximately $663 million, including $223 million related to the PPPLF and additional excess liquidity of $391 million held at the Federal Reserve, reflecting a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the Federal Home Loan Bank of Pittsburgh at June 30, 2020 was approximately $525 million.

Although the COVID-19 pandemic did not have a material negative impact on the Corporation’s liquidity in the first six months of 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Corporation’s liquidity position and financial performance. In an effort to proactively manage against such risks, the Corporation took the following actions during the first six months of 2020:

•As a result of the strong growth in deposits in the fourth quarter of 2019, the Corporation’s liquidity position increased to levels that were significantly higher than its historical levels. During the first six months of 2020, as the economic and market risk of the COVID-19 pandemic increased, the Corporation continued to focus on its liquidity management and the maintenance of its overall liquidity position at elevated levels;

•During the first quarter of 2020, management implemented a daily liquidity tracking process aimed at detecting any underlying trends at a regional as well as consolidated level. This process provided management with an effective tool that could be used to anticipate any potential adverse impact on the Corporation’s ability to meet its cash obligations as they come due;

•In connection with the daily liquidity monitoring process, the Corporation continuously evaluated utilization trends in commercial and home equity lines of credit to anticipate any potential additional demands on the Corporation’s cash obligations;

•On a daily basis, the Corporation monitored fluctuations in its deposit portfolio at a regional level, and customer level, if warranted, to understand better any potential change in customer sentiment with respect to their deposits with the Corporation;

•Subsequent to March 31, 2020, the Corporation began participating in the PPPLF, with a goal to borrow under this program an amount equivalent to the total amount the Corporation funded under the PPP. As required under the PPPLF program, any borrowings under this program are to be repaid commensurate with payments, forgiveness and/or payoffs under the PPP.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$46,468	$255,791	$21,375	$184,106
Unused lines of credit	33,585	550,319	14,637	446,407
Standby letters of credit	14,902	543	14,503	824

The fixed rate loan commitments at June 30, 2020 have interest rates ranging from 1.95% to 18.00% and maturities ranging from eight months to 35 years. The fixed rate loan commitments at December 31, 2019 have interest rates ranging from 2.53% to 18.00% and maturities ranging from one year to 30 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of June 30, 2020 and December 31, 2019, unfunded capital commitments totaled $4,601 and $5,831, respectively, for the small business investment corporations and $3,962 and $4,190, respectively, for the low income housing partnerships. At June 30, 2020 and December 31, 2019, capital contributions to the small business investment corporations were $10,899 and $9,669, respectively, and capital contributions to the low income housing partnerships were $5,038 and $4,810, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
JUNE 30, 2020 AND 2019

	June 30, 2020			June 30, 2019
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$487,913	2.49%	$2,902	$432,125	2.82%	$3,031
Tax-Exempt (1,2)	54,264	3.42%	446	84,267	3.40%	705
Equity Securities (1,2)	14,076	5.20%	182	17,860	6.15%	274
Total securities	556,253	2.66%	3,530	534,252	3.02%	4,010
Loans:
Commercial (2)	1,241,942	4.19%	12,953	969,330	5.39%	13,036
Mortgage (2)	1,662,795	4.74%	19,584	1,505,532	5.06%	18,976
Consumer	95,964	9.56%	2,280	90,957	11.03%	2,501
Total loans (3)	3,000,701	4.67%	34,817	2,565,819	5.40%	34,513
Other earning assets	346,253	0.10%	88	14,935	3.33%	124
Total earning assets	3,903,207	3.98%	$38,435	3,115,006	4.98%	$38,647
Total earning assets, net of PPP-related assets	3,494,983			3,115,006
Non interest-bearing assets:
Cash and due from banks	40,589			32,065
Premises and equipment	73,743			68,086
Other assets	155,699			136,782
Allowance for loan losses	(23,476)			(20,566)
Total non interest-bearing assets	246,555			216,367
TOTAL ASSETS	$4,149,762			$3,331,373
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$737,903	0.22%	$401	$586,111	0.43%	$622
Savings	1,781,282	0.71%	3,159	1,401,924	1.37%	4,804
Time	411,648	2.32%	2,375	350,594	2.03%	1,775
Total interest-bearing deposits	2,930,833	0.81%	5,935	2,338,629	1.24%	7,201
Short-term borrowings	0	0.00%	0	4,899	3.19%	39
Long-term borrowings	280,675	1.82%	1,267	236,742	2.12%	1,253
Subordinated debentures	70,620	5.31%	933	70,620	5.65%	995
Total interest-bearing liabilities	3,282,128	1.00%	$8,135	2,650,890	1.44%	$9,488
Demand—non interest-bearing	488,754			355,058
Other liabilities	56,821			46,518
Total liabilities	3,827,703			3,052,466
Shareholders’ equity	322,059			278,907
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,149,762			$3,331,373
Interest income/Earning assets		3.98%	$38,435		4.98%	$38,647
Interest expense/Interest-bearing liabilities		1.00%	8,135		1.44%	9,488
Net interest spread		2.98%	$30,300		3.54%	$29,159
Interest income/Earning assets		3.98%	38,435		4.98%	38,647
Interest expense/Earning assets		0.84%	8,135		1.22%	9,488
Net interest margin		3.14%	$30,300		3.76%	$29,159

Net interest margin, net of PPP-related assets		3.51%			3.76%

(1)Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)Average yields are stated on a fully taxable equivalent basis.
(3)Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE SIX MONTHS ENDED
JUNE 30, 2020 AND 2019

	June 30, 2020			June 30, 2019
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$489,644	2.69%	$6,353	$422,025	2.84%	$5,959
Tax-Exempt (1,2)	63,124	3.38%	1,027	91,388	3.44%	1,546
Equity Securities (1,2)	13,742	6.19%	423	18,228	6.13%	554
Total securities	566,510	2.86%	7,803	531,641	3.06%	8,059
Loans:
Commercial (2)	1,153,728	4.55%	26,132	951,175	5.38%	25,365
Mortgage (2)	1,653,887	4.81%	39,573	1,493,604	5.04%	37,295
Consumer	101,579	9.57%	4,834	89,966	10.97%	4,896
Total loans (3)	2,909,194	4.88%	70,539	2,534,745	5.37%	67,556
Other earning assets	228,431	0.46%	517	8,950	3.92%	174
Total earning assets	3,704,135	4.30%	$78,859	3,075,336	4.97%	$75,789
Total earning assets, net of PPP-related assets	3,499,884			3,075,336
Non interest-bearing assets:
Cash and due from banks	38,207			30,812
Premises and equipment	73,578			67,237
Other assets	153,199			136,406
Allowance for loan losses	(21,501)			(20,218)
Total non interest-bearing assets	243,483			214,237
TOTAL ASSETS	$3,947,618			$3,289,573
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$662,199	0.29%	$939	$572,632	0.42%	$1,204
Savings	1,740,102	0.95%	8,180	1,364,118	1.34%	9,094
Time	418,223	2.27%	4,721	360,055	1.95%	3,490
Total interest-bearing deposits	2,820,524	0.99%	13,840	2,296,805	1.21%	13,788
Short-term borrowings	0	0.00%	0	12,637	3.00%	188
Long-term borrowings	253,651	1.98%	2,494	239,455	2.12%	2,514
Subordinated debentures	70,620	5.40%	1,897	70,620	5.69%	1,993
Total interest-bearing liabilities	3,144,795	1.17%	$18,231	2,619,517	1.42%	$18,483
Demand—non interest-bearing	429,296			350,399
Other liabilities	55,940			46,465
Total liabilities	3,630,031			3,016,381
Shareholders’ equity	317,587			273,192
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,947,618			$3,289,573
Interest income/Earning assets		4.30%	$78,859		4.97%	$75,789
Interest expense/Interest-bearing liabilities		1.17%	18,231		1.42%	18,483
Net interest spread		3.13%	$60,628		3.55%	$57,306
Interest income/Earning assets		4.30%	78,859		4.97%	75,789
Interest expense/Earning assets		0.99%	18,231		1.21%	18,483
Net interest margin		3.31%	$60,628		3.76%	$57,306

Net interest margin, net of PPP-related assets		3.50%			3.76%

(1)Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2)Average yields are stated on a fully taxable equivalent basis.
(3)Average outstanding includes the average balance outstanding of all non-accrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 and 2019

OVERVIEW

The Corporation’s operating results for the three months ended June 30, 2020 were impacted by the COVID-19 pandemic. In an effort to support the U.S. economy proactively, the Federal Reserve cut its interest rates by 150 basis points in March 2020, which had an impact on the Corporation’s net interest margin and net interest income for the quarter. In addition, the Corporation’s loan and deposit growth for the second quarter of 2020 were adversely impacted by governmental stay-at-home orders as well as travel limitations. Lastly, in an effort to quantify the potential impact of the COVID-19 pandemic on its loan portfolio, the Corporation implemented a qualitative factor specifically related to the pandemic as described in more detail below.

The three months ended June 30, 2020 include merger costs related to CNB’s acquisition of Bank of Akron of approximately $365 thousand, or $0.02 per diluted share, after-tax ($462 thousand pre-tax). Net income was $8.2 million, or $0.54 per diluted share, for the quarter ended June 30, 2020. Excluding after-tax merger costs, net income was $8.6 million, or $0.56 per diluted share, for the three months ended June 30, 2020 compared to $9.8 million, or $0.64 per diluted share, for the same period in 2019, reflecting decreases of $1.2 million, or 11.8%, and $0.08 per diluted share, or 12.5%.

The provision expense was $5.7 million for the three months ended June 30, 2020, primarily due to adjustments to the qualitative factors to reflect the Corporation's outlook on unemployment and the economy.

Excluding merger costs, income before provision expense and income taxes was $16.2 million for the quarter ended June 30, 2020, an increase of approximately $2.5 million, or 18.7%, from the same period in 2019.

Total revenue (comprised of net interest income plus non-interest income) was $37.9 million for the three months ended June 30, 2020, an increase of $2.3 million, or 6.5%, from the three months ended June 30, 2019, while total non-interest expense was $22.2 million. Excluding merger costs, total non-interest expense was $21.7 million for the three months ended June 30, 2020, a decrease of $247 thousand, or 1.1%, from the three months ended June 30, 2019.

The return on average assets and the return on average equity for the second quarter of 2020 were 0.80% and 10.30%, respectively, decreasing from 1.18% and 14.05%, respectively, for the second quarter of 2019. When excluding the impact of goodwill and other intangibles, the return on average tangible equity for the second quarter of 2020 was 11.71%, decreasing from 16.35% for the second quarter of 2019. The overall decrease in profitability, when comparing the second quarter of 2020 to the second quarter of 2019, was primarily due to the higher level of provision expense, as discussed in more detail above. The efficiency ratio of 57.76% for the second quarter of 2020 improved 259 basis points from 60.35% for the comparable period in 2019, as revenue growth of 6.5% outpaced the increase of 1.0% in non-interest expense.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the three months ended June 30, 2020 increased to $29.9, representing a 4.0% increase from the three months ended June 30, 2019, driven by an overall growth of $380 million, or 12.2%, in average earning assets, excluding PPP and PPPLF related assets (collectively the "PPP-related assets"), partially offset by a reduction of 25 basis points in net interest margin on a fully tax-equivalent basis, again excluding PPP-related assets.

Net interest margin on a fully tax-equivalent basis was 3.14% and 3.76% for the three months ended June 30, 2020 and 2019, respectively, including $408 million for the three months ended June 30, 2020 in average PPP-related assets. Excluding PPP-related assets, the net interest margin on a fully-tax equivalent basis was 3.51% for the three months ended June 30, 2020. The yield on earning assets of 3.98% for the three months ended June 30, 2020 included $408 million in PPP-related assets. Excluding the PPP-related assets, the yield on earning assets was 4.45% for the three months ended June 30, 2020 and decreased 53 basis points from 4.98% for the three months ended June 30, 2019. The cost of interest-bearing liabilities decreased 44 basis points from 1.44% for the three months ended June 30, 2019 to 1.00% for the three months ended June 30, 2020.

PROVISION FOR LOAN LOSSES

During the quarter ended June 30, 2020, the Corporation recorded a provision for loan losses of $5.7 million, as compared to a provision for loan losses of $1.8 million for the quarter ended June 30, 2019, as discussed in more detail above under Allowance for Loan Losses.

NON-INTEREST INCOME

Total non-interest income was $7.9 million for the three months ended June 30, 2020 an increase of $1.2 million, or 17.0%, from the same period in 2019. Total non-interest income includes net realized gains and unrealized losses on trading securities and net realized gains on available for sale securities, which combined totaled $2.5 million for the three months ended June 30, 2020 compared to $654 thousand for the three months ended June 30, 2019.

Excluding the items discussed above, non-interest income for the three months ended June 30, 2020 totaled $5.5 million, a decrease of $685 thousand, or 11.2%, from the same period in 2019. While Wealth and Asset Management fees continued to grow, the decrease in overall non-interest income was primarily driven by reduced activity and fee waivers as part of CNB’s response to the pandemic.

NON-INTEREST EXPENSES

For the three months ended June 30, 2020, total non-interest expense was $22.2 million. Excluding merger costs, total non-interest expense was $21.7 million for the three months ended June 30, 2020, a decrease of $247 thousand, or 1.1%, from the three months ended June 30, 2019. Accordingly, the efficiency ratio was 57.76%, for the three months ended June 30, 2020, compared to 60.35% during the comparable period in 2019.

INCOME TAX EXPENSE

Income tax expense of $1.8 million for the three months ended June 30, 2020 decreased $285 thousand, or 13.9%, from the three months ended June 30, 2019. Our effective tax rate was 17.6% for the three months ended June 30, 2020 compared to 17.3% for the three months ended June 30, 2019. The effective rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2020 and 2019 principally as a result of tax-exempt income from securities and loans, as well as earnings from bank-owned life insurance.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2020 and 2019

OVERVIEW

The Corporation’s operating results for the six months ended June 30, 2020 were impacted by the COVID-19 pandemic, as discussed in more detail above in "Results of Operations - Three Months Ended June 30, 2020 and 2019." The six months ended June 30, 2020 include merger costs related to the Corporation’s acquisition of Bank of Akron of approximately $422 thousand, or $0.03 per diluted share ($534 thousand pre-tax). Net income was $17.1 million, or $1.11 per diluted share, for the six months ended June 30, 2020. Excluding after-tax merger costs, net income was $17.5 million, or $1.14 per diluted share, for the six months ended June 30, 2020 compared to $19.2 million, or $1.26 per diluted share, for the same period in 2019, reflecting decreases of $1.8 million, or 9.1%, and $0.12 per diluted share, or 9.5%.

Excluding merger costs, income before provision expense and income taxes was $29.8 million, representing an increase of approximately $3.5 million, or 13.3%, from the same period in 2019.

Total revenue (comprised of net interest income plus non-interest income) was $73.2 million for the six months ended June 30, 2020, an increase of $3.7 million, or 5.4%, from the six months ended June 30, 2019, while total non-interest expense was $43.9 million. Excluding merger costs, total non-interest expense was $43.4 million for the six months ended June 30, 2020, an increase of $248 thousand, or 0.6%, from the six months ended June 30, 2019. Provision for loan losses of $8.8 million for the first six months of 2020 increased $5.7 million, or 183.1%, from the comparable period in 2019.

The return on average assets and the return on average equity for the six months ended June 30, 2020 were 0.87% and 10.80%, respectively, decreasing from 1.18% and 14.20%, respectively, for the six months ended June 30, 2019. When excluding the impact of goodwill and other intangibles, the annualized return on average tangible equity was 12.31%, decreasing from 16.59% for the same period. The efficiency ratio of 59.01% for the first six months of 2020 improved 159 basis points from 60.60% for the first six months of 2019.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the six months ended June 30, 2020 increased to $59.9 million, representing a 6.0% from the six months ended June 30, 2019, driven by an overall growth of $425 million, or 13.8%, in average earning assets, excluding PPP-related assets, partially offset by a reduction of 26 basis points in net interest margin on a fully tax-equivalent basis, excluding PPP-related assets.

Net interest margin on a fully tax-equivalent basis was 3.31% and 3.76% for the six months ended June 30, 2020 and 2019, respectively, including $204 million for the six months ended June 30, 2020 in average PPP-related earning assets. Excluding PPP-related earning assets, the net interest margin on a fully-tax equivalent basis was 3.50% for the six months ended June 30, 2020. The yield on average earning assets of 4.30% for the six months ended June 30, 2020 included $204 million in PPP-related earning assets. Excluding PPP-related earning assets, the yield on average earning assets was 4.55% for the three months ended and decreased 42 basis points from 4.97% for the six months ended June 30, 2019. The cost of average interest-bearing liabilities decreased 25 basis points to 1.17% for the six months ended June 30, 2020 from 1.42% for the six months ended June 30, 2019.

PROVISION FOR LOAN LOSSES

During the six months ended June 30, 2020, the Corporation recorded a provision for loan losses of $8.8 million, as compared to a provision for loan losses of $3.1 million for the six months ended June 30, 2019. As discussed above under "Allowance for Loan Losses," the provision expense of $8.8 million included: (i) a provision expense of approximately $2.6 million related to a specific loan loss reserve for a loan relationship moved to non-accrual at December 31, 2019, combined with (ii) a new qualitative factor specifically related to the ongoing COVID-19 pandemic of approximately $909 thousand, (iii) adjustments to the qualitative factors to reflect the Corporation's outlook on unemployment and the economy, partially offset by (iv) a lower allowance requirement as a result of lower growth in total loans compared to historical levels.

Net charge-offs in the first six months of 2020 were $3.7 million, compared to net charge-offs of $1.4 million in the first six months of 2019. Net charge-offs of the Bank totaled $2.8 million and $475 thousand during the six months ended June 30, 2020 and 2019, or 0.20% and 0.04%, respectively, of average Bank loans. Holiday recorded net charge-offs totaling $862 thousand and $886 thousand during the six months ended June 30, 2020 and 2019, respectively. Please refer to "Provision for Loan Losses" above for the three months ended June 30, 2020 and 2019 for additional detail on provision expense and net charge-offs.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of June 30, 2020.

NON-INTEREST INCOME

Total non-interest income was $13.3 million for the six months ended June 30, 2020 an increase of $368 thousand, or 2.8%, from the same period in 2019. Total non-interest income included net realized gains on available for sale securities, net of unrealized and unrealized losses on trading securities, which combined totaled $1.9 million for the six months ended June 30, 2020 compared to $1.6 million for the six months ended June 30, 2019. Excluding the items discussed above, non-interest income for the six months ended June 30, 2020 totaled $11.4 million, an increase of $62 thousand, or 0.5%, from the same period in 2019.

NON-INTEREST EXPENSES

Total non-interest expenses were $43.9 million for the six months ended June 30, 2020. Excluding merger costs, total non-interest expense was $43.4 million for the six months ended June 30, 2020, an increase of $248 thousand, or 0.6%, from the six months ended June 30, 2019. The lower growth in non-interest expenses for the three and six months ended June 30, 2020 as compared to historical periods primarily reflects the Corporation's ongoing focus on expense management.

INCOME TAX EXPENSE

Income tax expense of $3.5 million for the six months ended June 30, 2020 decreased $518 thousand, or 12.9%, from the six months ended June 30, 2019. Our effective tax rate was 17.0% for the six months ended June 30, 2020 compared to 17.2% for the six months ended June 30, 2019. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2020 and 2019 principally as a result of tax-exempt income from securities and loans, as well as earnings from bank owned life insurance.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for loan losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combinations) Note 3 (Securities) and Note 4 (Loans) of the 2019 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for loan losses, the fair value of securities, business combinations and loans. There have been no other significant changes in the application of accounting policies since December 31, 2019.

NON-GAAP FINANCIAL MEASURES

This report contains references to financial measures that are not defined in GAAP. Management uses non-GAAP financial information in its analysis of the Corporation’s performance. Management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented. The Corporation’s management believes that investors may use these non-GAAP measures to analyze the Corporation’s financial performance without the impact of unusual items or events that may obscure trends in the Corporation’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. A reconciliation of these non-GAAP financial measures is provided below (dollars in thousands, except per share data).

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

Calculation of tangible book value per share and tangible common equity/tangible assets:
	June 30, 2020	December 31, 2019
Shareholders’ equity	$330,272	$304,966
Less goodwill	38,730	38,730
Less core deposit intangible	8	160
Tangible common equity	$291,534	$266,076
Total assets	$4,469,551	$3,763,659
Less goodwill	38,730	38,730
Less core deposit intangible	8	160
Tangible assets	$4,430,813	$3,724,769
Ending shares outstanding	15,396,561	15,247,985
Tangible book value per share	$18.94	$17.45
Tangible common equity/tangible assets	6.58%	7.14%

Calculation of tangible common equity/tangible assets, net of PPP loans (net) and PPPLF:	June 30, 2020	December 31, 2019
Tangible common equity	$291,534	$266,076

Tangible assets	$4,430,813	$3,724,769
Less: PPP loans, net of deferred processing fees	217,007	0
Less: PPPLF deposits held at the Federal Reserve	222,785	0
Adjusted tangible assets	$3,991,021	$3,724,769

Adjusted tangible common equity/tangible assets	7.30%	7.14%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Calculation of average loans, net of unearned income and PPP:
Average loans, net of unearned	$3,000,701	$2,565,819	$2,909,194	$2,534,745
Less: average PPP loans, net of deferred PPP processing fees	175,653	0	87,896	0
Adjusted average loans, net of unearned income and PPP (non-GAAP)	$2,825,048	$2,565,819	$2,821,298	$2,534,745

Calculation of average total earning assets, net of PPP and PPPLF:
Average total earning assets	$3,903,207	$3,115,006	$3,704,135	$3,075,336
Less: average PPP loans, net of deferred PPP processing fees	175,653	0	87,896	0
Less: estimated average PPP deposits held at the Federal Reserve	175,653	0	87,896	0
Less: average PPPLF deposits held at the Federal Reserve	56,918	0	28,459	0
Adjusted average total earning assets, net of PPP and PPPLF (non-GAAP)	$3,494,983	$3,115,006	$3,499,884	$3,075,336

Calculation of average total assets, net of PPP and PPPLF:
Average total assets	$4,149,762	$3,331,373	$3,947,618	$3,289,573
Less: average PPP loans, net of deferred PPP processing fees	175,653	0	87,896	0
Less: estimated average PPP deposits held at the Federal Reserve	175,653	0	87,896	0
Less: average PPPLF deposits held at the Federal Reserve	56,918	0	28,459	0
Adjusted average total assets, net of PPP and PPPLF (non-GAAP)	$3,741,538	$3,331,373	$3,743,367	$3,289,573

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Calculation of average yield on earning assets, net of unearned income and PPP:
Investment income (tax equivalent)	$3,530	$4,010	$7,803	$8,059
Add: loan income (tax equivalent)	34,817	34,513	70,539	67,556
Add: other earning asset income (tax equivalent)	88	124	517	174
Total income related to earning assets (tax equivalent) (non-GAAP)	$38,435	$38,647	$78,859	$75,789

Adjusted average total earning assets, net of PPP and PPPLF (non-GAAP)	$3,494,983	$3,115,006	$3,499,884	$3,075,336
Less: average mark to market adjustment on investments (non-GAAP)	21,665	2,231	16,936	(277)
Adjusted average total earning assets, net of market to market, PPP and PPPLF (non-GAAP)	$3,473,318	$3,112,775	$3,482,948	$3,075,613
Adjusted average yield on earning assets, net of unearned income, PPP and PPPLF (non-GAAP) (annualized)	4.45%	4.98%	4.55%	4.97%

Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$38,435	$38,647	$78,859	$75,789
Interest expense (fully tax equivalent basis) (non-GAAP)	8,135	9,488	18,231	18,483
Net interest income (fully tax equivalent basis (non-GAAP)	$30,300	$29,159	$60,628	$57,306

Average total earning assets	$3,903,207	$3,115,006	$3,704,135	$3,075,336
Less: average mark to market adjustment on investments	21,665	2,231	16,936	(277)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$3,881,542	$3,112,775	$3,687,199	$3,075,613

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.14%	3.76%	3.31%	3.76%

Calculation of net interest margin (fully tax equivalent basis), net of PPP and PPPLF:
Net interest income (fully tax equivalent basis (non-GAAP)	$30,300	$29,159	$60,628	$57,306
Adjusted average total earning assets, net of market to market, PPP and PPPLF (non-GAAP)	3,473,318	3,112,775	3,482,948	3,075,613

Net interest margin, fully tax equivalent basis, net of PPP and PPPLF (non-GAAP) (annualized)	3.51%	3.76%	3.50%	3.76%

	(unaudited)		(unaudited)
	June 30,	December 31,	June 30,
	2020	2019	2019

Calculation of non-performing assets / Total assets, net of PPP and PPPLF:
Non-performing assets	$30,395	$23,430	$15,764

Total assets	$4,469,551	$3,763,659	$3,400,974
Less: PPP loans, net of deferred fees	217,007	0	0
Less: estimated PPP deposits held at the Federal Reserve	217,007	0	0
Less: PPPLF deposits held at the Federal Reserve	222,785	0	0
Adjusted total assets, net of PPP and PPPLF (non-GAAP)	$3,812,752	$3,763,659	$3,400,974

Adjusted non-performing assets / total assets, net of PPP and PPPLF (non-GAAP)	0.80%	0.62%	0.46%

Calculation of allowance / loans, net of PPP:
Total allowance for loan losses	$24,529	$19,473	$21,437

Total loans net of unearned income	$3,030,171	$2,804,035	$2,622,358
Less: PPP loans, net of deferred fees	217,007	0	0
Adjusted total loans, net of unearned income and PPP (non-GAAP)	$2,813,164	$2,804,035	$2,622,358

Adjusted allowance / loans, net of PPP (non-GAAP)	0.87%	0.69%	0.82%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Calculation of net income and diluted earnings per share excluding merger related expenses:
Net income	$8,246	$9,767	$17,059	$19,240
Add: Merger related expenses (net of tax)	365	0	422	0
Adjusted net income (non-GAAP)	$8,611	$9,767	$17,481	$19,240

Adjusted net income (non-GAAP)	$8,611	$9,767	$17,481	$19,240
Less: net earnings allocated to participating securities	(29)	(40)	(59)	(78)
Adjusted net earnings allocated to common stock (non-GAAP)	$8,582	$9,727	$17,422	$19,162

Weighted average shares	15,341	15,168	15,313	15,168

Adjusted diluted earnings per common share (non-GAAP)	$0.56	$0.64	$1.14	$1.26

Calculation of income before provision expense, income taxes and merger related expenses (1):
Net income before income taxes	$10,008	$11,814	$20,545	$23,244
Add: Merger related expenses (pre-tax)	462	0	534	0
Add: Provision for loan losses	5,680	1,788	8,759	3,094
Net income before provision, income taxes and merger related expenses (non-GAAP)	$16,150	$13,602	$29,838	$26,338

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2020, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

June 30, 2020
Change in Basis Points	% Change in Net Interest Income
400	(2.5)%
300	(3.2)%
200	(2.9)%
100	(3.6)%
(100)	(1.7)%
(200)	(3.3)%

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic continues to adversely impact our business, workforce, as well as the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy and restaurant industries, but across other industries as well;

•declines in collateral values;

•third party disruptions, including outages at network providers and other suppliers;

•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2020	0	$0	0	249,731
May 1 – 31, 2020	0	0	0	249,731
June 1 – 30, 2020	0	0	0	249,731

(1)The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of June 30, 2020, there were 249,731 shares remaining in the program.

Additionally, during the quarter ended June 30, 2020, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the 2019 Stock Incentive Plan.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 6, 2020	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 6, 2020	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)