Form 10-Q
period 2020-09-30
CNB FINANCIAL CORP/PA
filed 2020-11-05
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-13396
CNB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1450605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 South Second Street
P.O. Box 42
Clearfield, Pennsylvania 16830
(Address of principal executive offices)
Registrant’s telephone number, including area code, (814) 765-9621

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CCNE	The NASDAQ Stock Market LLC

Depositary Shares (each representing a 1/40th interest in a share of 7.125% Series A Non-Cumulative, perpetual preferred stock)	CCNEP	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of November 3, 2020:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,833,015 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$42,090	$42,373
Interest bearing deposits with other banks	513,851	150,601
Total cash and cash equivalents	555,941	192,974
Securities available for sale	584,857	542,313
Trading securities	6,164	9,809
Loans held for sale	3,668	930
Loans	3,350,734	2,809,197
Less: unearned discount	(4,924)	(5,162)
Less: allowance for loan losses	(26,887)	(19,473)
Net loans	3,318,923	2,784,562
FHLB, other equity, and restricted equity interests	26,815	27,868
Premises and equipment, net	59,455	54,867
Operating lease assets	17,475	18,422
Bank owned life insurance	76,015	66,538
Mortgage servicing rights	1,331	1,573
Goodwill	44,775	38,730
Core deposit intangible	595	160
Accrued interest receivable and other assets	38,461	24,913
Total Assets	$4,734,475	$3,763,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$602,902	$382,259
Interest bearing deposits	3,419,803	2,720,068
Total deposits	4,022,705	3,102,327
FHLB and other long term borrowings	169,327	227,907
Subordinated debentures	70,620	70,620
Operating lease liabilities	18,469	19,363
Accrued interest payable and other liabilities	37,451	38,476
Total liabilities	4,318,572	3,458,693
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; authorized 60,375 shares; issued 60,375 shares at September 30, 2020 and no shares issued at December 31, 2019	57,760	0
Common stock, $0 par value; authorized 50,000,000 shares; issued 16,978,057 shares at September 30, 2020 and 15,360,946 shares at December 31, 2019	0	0
Additional paid in capital	127,231	99,335
Retained earnings	218,239	201,503
Treasury stock, at cost (144,967 and 112,961 shares for September 30, 2020 and December 31, 2019, respectively)	(2,966)	(2,811)
Accumulated other comprehensive income (loss)	15,639	6,939
Total shareholders’ equity	415,903	304,966
Total Liabilities and Shareholders’ Equity	$4,734,475	$3,763,659

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans including fees	$39,034	$36,165	$109,106	$103,284
Securities:
Taxable	2,857	3,093	9,727	9,226
Tax-exempt	303	562	1,143	1,843
Dividends	162	265	543	767
Total interest and dividend income	42,356	40,085	120,519	115,120
INTEREST EXPENSE:
Deposits	5,578	7,798	19,418	21,586
Borrowed funds	1,172	1,399	3,666	4,101
Subordinated debentures (includes $68, $11, $154 and $31 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	942	987	2,839	2,980
Total interest expense	7,692	10,184	25,923	28,667
NET INTEREST INCOME	34,664	29,901	94,596	86,453
PROVISION FOR LOAN LOSSES	3,306	2,118	12,065	5,212
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,358	27,783	82,531	81,241
NON-INTEREST INCOME:
Service charges on deposit accounts	1,201	1,676	3,652	4,726
Other service charges and fees	652	761	1,848	2,155
Wealth and asset management fees	1,414	1,238	4,081	3,482
Net realized gains on available-for-sale securities (includes $0, $0, $2,190 and $148 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	0	2,190	148
Net realized and unrealized gains (losses) on trading securities	202	197	(80)	1,651
Mortgage banking	1,089	408	2,090	1,017
Bank owned life insurance	425	315	1,290	1,002
Card processing and interchange income	1,606	1,195	4,059	3,445
Other	189	486	961	1,595
Total non-interest income	6,778	6,276	20,091	19,221
NON-INTEREST EXPENSES:
Salaries and benefits	12,508	11,633	34,578	34,040
Net occupancy expense	2,870	2,683	8,942	8,244
Amortization of core deposit intangible	26	139	178	470
Data processing	1,475	1,329	4,024	3,951
State and local taxes	925	956	2,409	2,678
Legal, professional, and examination fees	602	702	1,927	1,825
Advertising	600	626	1,410	1,510
FDIC insurance premiums	726	107	1,966	902
Card processing and interchange expenses	804	749	2,192	2,180
Merger costs, prepayment penalties and branch closure costs	4,673	0	5,207	0
Other	3,159	2,520	9,476	8,803
Total non-interest expenses	28,368	21,444	72,309	64,603
INCOME BEFORE INCOME TAXES	9,768	12,615	30,313	35,859
INCOME TAX EXPENSE (includes $(14), $(2), $428 and $25 income tax expense from reclassification items, respectively)	1,983	2,258	5,469	6,262
NET INCOME	$7,785	$10,357	$24,844	$29,597
EARNINGS PER COMMON SHARE:
Basic	$0.47	$0.68	$1.57	$1.94
Diluted	$0.47	$0.68	$1.57	$1.94
DIVIDENDS PER COMMON SHARE:
Cash dividends per share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
NET INCOME	$7,785	$10,357	$24,844	$29,597
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax $(1), $14, $105 and $87, respectively	2	(54)	(399)	(326)
Reclassification adjustment for losses recognized in earnings, net of tax $(14), $(2), $(32) and $(7), respectively	54	9	122	24
	56	(45)	(277)	(302)
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of $272, $(659), $(2,843) and $(3,441), respectively	(1,015)	2,477	10,707	12,945
Reclassification adjustment for realized gains included in net income, net of tax of $0, $0, $460 and $31, respectively	0	0	(1,730)	(117)
	(1,015)	2,477	8,977	12,828
Other comprehensive income (loss)	(959)	2,432	8,700	12,526
COMPREHENSIVE INCOME	$6,826	$12,789	$33,544	$42,123

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,844	$29,597
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	12,065	5,212
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	4,433	4,156
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,390)	(540)
Amortization and accretion of deferred PPP processing fees	(683)	0
Net realized gains on sales of available-for-sale securities	(2,190)	(148)
Net realized and unrealized (gains) losses on trading securities	80	(1,651)
Gain on sale of loans	(1,801)	(696)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	1,101	(353)
Proceeds from sale of loans	63,517	29,729
Origination of loans held for sale	(64,447)	(30,107)
Income on bank owned life insurance	(1,290)	(1,002)
Stock-based compensation expense	1,123	1,109
Changes in:
Accrued interest receivable and other assets	(7,771)	(895)
Accrued interest payable, lease liabilities, and other liabilities	(8,182)	(3,278)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,409	31,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	112,683	63,835
Proceeds from sales of available-for-sale securities	57,185	11,403
Purchase of available-for-sale securities	(170,571)	(72,542)
Proceeds from sale of trading securities	5,935	764
Purchase of trading securities	(2,370)	(415)
Loan origination and payments, net	(224,448)	(279,901)
Net cash from business combinations	72,852	0
Redemption (purchase) of FHLB, other equity, and restricted equity interests	1,471	(393)
Purchase of premises and equipment	(3,784)	(6,720)
Proceeds from the sale of premises and equipment and foreclosed assets	680	725
NET CASH USED BY INVESTING ACTIVITIES	(150,367)	(283,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	540,588	286,141
Certificates of deposit	(39,686)	(21,332)
Purchase of treasury stock	(1,306)	(1,319)
Cash dividends paid, common stock	(8,108)	(7,765)
Proceeds from common stock offering, net of issuance costs	3,257	0
Proceeds from preferred stock offering, net of issuance costs	57,760	0
Repayment of long-term borrowings	(290,565)	(45,385)
Proceeds from long-term borrowings	231,985	30,353
Net change in short-term borrowings	0	18,016
NET CASH PROVIDED BY FINANCING ACTIVITIES	493,925	258,709
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	362,967	6,598
CASH AND CASH EQUIVALENTS, Beginning	192,974	45,563
CASH AND CASH EQUIVALENTS, Ending	$555,941	$52,161
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,006	$28,304
Income taxes	5,124	5,014
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$274	$1,473
Grant of restricted stock awards from treasury stock	934	1,076
Grant of performance based restricted stock awards from treasury stock	217	0
Right of use assets obtained in exchange for lease liabilities	182	17,674

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, July 1, 2020	$0	$102,374	$213,327	$(2,027)	$16,598	$330,272
Net income			7,785			7,785
Other comprehensive income					(959)	(959)
Restricted stock award grants (1,808 shares)		(42)		42		0
Stock-based compensation expense		288				288
Issuance of common stock, net of issuance costs		(56)				(56)
Purchase of treasury stock (66,600 shares)				(981)		(981)
Issuance of preferred equity, net of issuance costs	57,760					57,760
Acquisition of Bank of Akron		24,667				24,667
Cash dividends declared ($0.17 per common share)			(2,873)			(2,873)
Balance, September 30, 2020	$57,760	$127,231	$218,239	$(2,966)	$15,639	$415,903

Balance, July 1, 2019	$0	$97,414	$185,838	$(2,735)	$6,098	$286,615
Net income			10,357			10,357
Other comprehensive income					2,432	2,432
Forfeiture of restricted stock award grants (2,699 shares)		55		(71)		(16)
Performance based restricted stock award grants (798 shares)		(21)		21		0
Stock-based compensation expense		242				242
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (217 shares)				(6)		(6)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (294 shares)				(8)		(8)
Cash dividends declared ($0.17 per common share)			(2,583)			(2,583)
Balance, September 30, 2019	$0	$97,690	$193,612	$(2,799)	$8,530	$297,033

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2020	$0	$99,335	$201,503	$(2,811)	$6,939	$304,966
Net income			24,844			24,844
Other comprehensive income					8,700	8,700
Restricted stock award grants (36,968 shares)		(934)		934		0
Performance based restricted stock award grants (8,351 shares)		(217)		217		0
Stock-based compensation expense		1,123				1,123
Issuance of common stock, net of issuance costs (115,790 shares)		3,257				3,257
Purchase of treasury stock (66,600 shares)				(981)		(981)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,267 shares)				(212)		(212)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)				(113)		(113)
Issuance of preferred equity, net of issuance costs	57,760					57,760
Acquisition of Bank of Akron		24,667				24,667
Cash dividends declared ($0.51 per common share)			(8,108)			(8,108)
Balance, September 30, 2020	$57,760	$127,231	$218,239	$(2,966)	$15,639	$415,903

Balance, January 1, 2019	$0	$97,602	$171,780	$(2,556)	$(3,996)	$262,830
Net income			29,597			29,597
Other comprehensive income					12,526	12,526
Forfeiture of restricted stock award grants (2,699 shares)		55		(71)		(16)
Restricted stock award grants (39,790 shares)		(1,055)		1,055		0
Performance based restricted stock award grants (798 shares)		(21)		21		0
Stock-based compensation expense		1,109				1,109
Purchase of treasury stock (40,000 shares)				(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (9,088 shares)				(246)		(246)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (294 shares)				(8)		(8)
Cash dividends declared ($0.51 per common share)			(7,765)			(7,765)
Balance, September 30, 2019	$0	$97,690	$193,612	$(2,799)	$8,530	$297,033

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the SEC and in compliance with accounting principles generally accepted in the United States of America ("GAAP"). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the "Corporation") for the three and nine month periods ended September 30, 2020 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2019 (the "2019 Form 10-K"). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

The federal government has taken several actions designed to mitigate the economic impact. Most notably, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was signed into law at the end of March 2020, allocated $2 trillion for COVID-19 related relief and initiatives. Among other things, the CARES Act provides direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Corporation's operations.

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

The COVID-19 pandemic could cause a further and sustained decline in the Corporation's stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test, resulting in an impairment charge being recorded for that period. In the event that the Corporation concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. As of September 30, 2020, the Corporation performed an analysis of its goodwill, taking into account the effect that the COVID-19 pandemic continues to have on the economy, and determined its goodwill was not impaired.

Lending operations and accommodations to borrowers: In keeping with regulatory guidance to continue to assist borrowers during the COVID-19 pandemic, and as detailed in the CARES Act, the Corporation implemented a payment deferral program for its lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Corporation is deferring either the full loan payment or the principal component of the loan payment. As of October 31, 2020, the deferred loan payment commitments were 250 loans, totaling $169.3 million, comprised of (i) 190 loans, totaling $147.4 million, for which principal and interest were deferred, and (ii) 60 loans, totaling $21.9 million, for which principal only was deferred. In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown.

The Corporation participated in the Paycheck Protection Program ("PPP") established by the CARES Act for loans provided under the auspices of the Small Business Administration ("SBA"). Under this program, the Corporation lent money primarily to its existing loan and/or deposit customers, based on a predetermined SBA-developed formula, intended to incentivize small business owners to retain their employees. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination and have a two-year maturity. As of September 30, 2020, the Corporation had outstanding approximately $231 million, or 2,044 PPP loan relationships, under this program, at a rate of 1.00% coupled with deferred processing fees of approximately $8.5 million. As of April 16, 2020, the SBA funds allocated in the original PPP authorization were fully utilized. Additional funding was made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act ("PPP Enhancement Act"). The PPP Enhancement Act authorized additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. The Corporation provided additional loans with funds from the PPP Enhancement Act. It is the Corporation's understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Corporation could be required to establish additional allowance for loan loss through additional provision for loan loss expense charged to earnings.

Credit: The Corporation is working with customers directly affected by the COVID-19 pandemic. The Corporation has offered assistance in accordance with regulator guidelines. As a result of the current economic slowdown related to the COVID-19 pandemic, the Corporation is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Corporation could experience further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Corporation's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued an Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses" which will require recognition of an entity’s current estimate of all expected credit losses for assets measured at amortized cost. The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical credit loss experience, current market conditions, and reasonable and supportable forecast. This eliminates the probable incurred recognition threshold in current GAAP. The update will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses." The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, "Leases." In April 2019, ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things. In May 2019, ASU 2019-05, "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief," was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.
The CARES Act provides financial institutions with the option to delay the adoption of ASU No. 2016-13, "Financial Instruments – Credit Losses," until the earlier of December 31, 2020 or until the national emergency related to the COVID-19 pandemic is terminated. Given the complexity of the processes necessary to properly evaluate, document and implement the current expected credit losses methodology, combined with the extraneous circumstances impacted on its employees, caused by the spread of the coronavirus, the Corporation opted to delay the adoption of ASU No. 2016-13 and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.
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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. ASU 2018-14 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, "Receivables - Troubled Debt Restructurings by Creditors" ("ASC 310-40"), a restructuring of debt constitutes a troubled debt restructuring ("TDR") if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. See Note 1 of the footnotes to the consolidated financial statements for disclosure of the impact to date.

3.    BUSINESS COMBINATIONS

On July 17, 2020, the Corporation completed its previously announced acquisition of Bank of Akron ("Akron"), pursuant to that certain Agreement and Plan of Merger, dated as of December 18, 2019 (the "Merger Agreement"), by and among the Corporation, CNB Bank and Akron. Under the terms of the Merger Agreement, Akron merged with and into CNB Bank (the "Merger"), with CNB Bank continuing as the surviving entity. Banking offices of Akron will operate under the trade name BankOnBuffalo, a division of CNB Bank.

Pursuant to the Merger Agreement, for each share of Akron common stock, Akron shareholders were entitled to elect to receive either (x) $215.00 in cash or (y) 6.6729 shares of the Corporation's common stock and shall receive cash in lieu of fractional shares. Elections were subject to proration procedures whereby at least 75% of the shares of Akron common stock were exchanged for shares of the Corporation's common stock. Based on the elections and proration procedures, the total consideration payable to Akron shareholders was approximately $40.8 million, comprised of approximately $16.1 million in cash and 1,501,321 shares of the Corporation's common stock, net of fractional shares, valued at approximately $24.7 million based on the July 17, 2020 closing price of $16.43 per share of the Corporation's common stock.

Akron's results of operations were included in the Corporation's results beginning July 17, 2020. The Corporation incurred $3.4 million and $3.9 million of merger-related expenses during the three and nine months ended September 30, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors. There were no merger-related expenses incurred during three and nine months ended September 30, 2019.

July 17, 2020
Merger consideration
Value of stock consideration assigned to Akron common shares exchanged for stock paid to shareholders	$24,667
Value of cash consideration for Akron common stock exchanged for cash	16,126
Total merger consideration	$40,793

Core deposit intangible ("CDI") of $613 thousand and goodwill of $6.0 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

July 17, 2020
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$78,830
Interest bearing deposits with other banks	10,148
Investment securities	29,407
Loans	319,063
Premises and equipment, net	4,265
Core deposit intangible	613
Deferred tax assets	1,751
Bank owned life insurance	8,187
Accrued interest receivable and other assets	5,309
Total assets acquired	$457,573
Liabilities assumed
Deposits	$419,476
Accrued interest payable and other liabilities	3,348
Total liabilities assumed	422,824
Total fair value of identifiable net assets	34,749
Total merger consideration	40,793
Goodwill recognized	$6,044

The Corporation accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective estimated fair values at the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition and other future events that are highly subjective in nature and subject to refinement for up to one year after the closing date of acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

As of September 30, 2020, the final purchase price remains subject to final adjustments and fair value measurements remain preliminary due to the timing of the acquisition. The Corporation continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, but not later than one year after the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments, if any, would be material.

Securities

The estimated fair values of the securities were calculated utilizing Level 2 inputs. The securities acquired are bought and sold in active markets. Prices for these instruments were obtained through security industry sources that actively participate in the buying and selling of securities.

Loans

Akron’s loan portfolio was recorded at fair value at the date of acquisition. A valuation of Akron’s loan portfolio was performed as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for market discount rates, credit, and liquidity. The loan portfolio was segmented into two groups: non-purchase credit impaired ("PCI") loans and PCI loans. The non-PCI loans were pooled based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The PCI loans were valued at the loan level with similar characteristics noted above. The fair value was calculated using a discounted cash flow analysis. Non-PCI loans and PCI loans had a fair value of $314.7 million and $4.4 million, respectively, at the acquisition date, resulting in a combined fair value credit discount of $7.6 million and a combined fair value interest rate premium of $1.9 million. The related contractual principal balances totaled $318.8 million and $6.0 million, for non-PCI loans and PCI loans, respectively. In accordance with U.S. GAAP, there was no carryover of the allowance for credit losses that had been previously recorded by Akron.

Premises and Equipment

Fair values are based upon appraisal values. In addition to owned properties, Akron operated one property subject to a lease agreement.

Core deposit intangible

The CDI on non-maturing deposits was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates and maintenance costs, fee income and costs of alternative funding using the discounted cash flow approach. The core deposit intangibles represent the costs saved by the Corporation between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base.

Fixed maturity deposits

In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates.

Supplemental Pro Forma Financial Information

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2020 and 2019, respectively, as if Akron had been acquired on January 1, 2019. This unaudited pro forma information combines the historical results of Akron with the Corporation’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income	$34,903	$30,617	$96,266	$88,601
Net income	$7,974	$10,923	$26,164	$31,294
Basic earnings per common share	$0.47	$0.66	$1.55	$1.88
Diluted earnings per common share	$0.47	$0.66	$1.55	$1.88

4.    SECURITIES

Securities available for sale at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020				December 31, 2019
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$162,450	$7,358	$(99)	$169,709	$124,189	$2,924	$(19)	$127,094
State & political subdivisions	63,930	3,161	(139)	66,952	101,177	3,288	(102)	104,363
Residential & multi-family mortgage	296,689	9,967	(347)	306,309	273,404	4,117	(885)	276,636
Corporate notes & bonds	13,735	49	(382)	13,402	8,350	14	(282)	8,082
Pooled SBA	26,562	942	(1)	27,503	25,063	274	(163)	25,174
Other	1,020	0	(38)	982	1,020	0	(56)	964
Total	$564,386	$21,477	$(1,006)	$584,857	$533,203	$10,617	$(1,507)	$542,313

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Trading securities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Corporate equity securities	$3,964	$7,946
Mutual funds	1,060	807
Certificates of deposit	417	350
Corporate notes and bonds	672	655
U.S. Government sponsored entities	51	51
Total	$6,164	$9,809
Securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2020

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$24,953	$(99)	$0	$0	$24,953	$(99)
State & political subdivisions	2,664	(10)	684	(129)	3,348	(139)
Residential & multi-family mortgage	31,615	(323)	3,783	(24)	35,398	(347)
Corporate notes & bonds	271	(1)	4,528	(381)	4,799	(382)
Pooled SBA	179	(1)	0	0	179	(1)
Other	0	0	982	(38)	982	(38)
	$59,682	$(434)	$9,977	$(572)	$69,659	$(1,006)

December 31, 2019

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$7,040	$(3)	$14,989	$(16)	$22,029	$(19)
State & political subdivisions	826	(5)	684	(97)	1,510	(102)
Residential & multi-family mortgage	41,841	(346)	32,555	(539)	74,396	(885)
Corporate notes & bonds	0	0	4,718	(282)	4,718	(282)
Pooled SBA	8,560	(80)	6,075	(83)	14,635	(163)
Other	0	0	964	(56)	964	(56)
	$58,267	$(434)	$59,985	$(1,073)	$118,252	$(1,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2020 and December 31, 2019, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at September 30, 2020 and December 31, 2019 to be temporary.
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
As of September 30, 2020 and December 31, 2019, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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
On September 30, 2020 and December 31, 2019, securities carried at $460,503 and $405,200, respectively, were pledged to secure public deposits and for other purposes as provided by law.
The following is a schedule of the contractual maturity of securities available for sale at September 30, 2020:

	Amortized Cost	Fair Value
1 year or less	$52,808	$53,170
1 year – 5 years	116,868	120,786
5 years – 10 years	62,300	67,633
After 10 years	8,139	8,474
	240,115	250,063
Residential & multi-family mortgage	296,689	306,309
Pooled SBA	26,562	27,503
Other	1,020	982
Total debt securities	$564,386	$584,857
Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2020	$0	$0	$0
Three months ended September 30, 2019	$0	$0	$0
Nine months ended September 30, 2020	$57,185	$2,257	$67
Nine months ended September 30, 2019	$11,403	$152	$4

The tax provision related to these net realized gains was zero and $460 for the three and nine months ended September 30, 2020, respectively, and zero and $31 during the three and nine months ended September 30, 2019, respectively.

5.    LOANS
Total net loans at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Commercial, industrial and agricultural	$1,312,395	$1,046,665
Commercial mortgages	993,986	814,002
Residential real estate	940,559	814,030
Consumer	95,848	124,785
Credit cards	7,766	7,569
Overdrafts	180	2,146
Less: unearned discount	(4,924)	(5,162)
allowance for loan losses	(26,887)	(19,473)
Loans, net	$3,318,923	$2,784,562
At September 30, 2020 and December 31, 2019, net unamortized loan fees of $12,466 and $3,092, respectively, have been included in the carrying value of loans.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within central and northwest Pennsylvania, central and northeast Ohio and western New York. CNB Bank (the "Bank") attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

Pursuant to the Corporation’s lending policies, management considers a variety of factors when determining whether to extend credit to a customer, including loan-to-value ratios, FICO scores, quality of the borrower’s financial statements, and the ability to obtain personal guarantees.
Commercial, industrial and agricultural loans comprised 39% and 37% of the Corporation’s total loan portfolio at September 30, 2020 and December 31, 2019, respectively. Commercial mortgage loans comprised 30% and 29% of the Corporation’s total loan portfolio at September 30, 2020 and December 31, 2019, respectively. Management assigns a risk rating to all commercial loans at loan origination. The loan-to-value policy guidelines for commercial, industrial and agricultural loans are generally a maximum of 80% of the value of business equipment, a maximum of 70% of the value of accounts receivable, and a maximum of 60% of the value of business inventory at loan origination. The loan-to-value policy guideline for commercial mortgage loans is generally a maximum of 85% of the appraised value of the real estate.

Residential real estate loans comprised 28% and 29% of the Corporation’s total loan portfolio at September 30, 2020 and December 31, 2019, respectively. The loan-to-value policy guidelines for residential real estate loans vary depending on the collateral position and the specific type of loan. Higher loan-to-value terms may be approved with the appropriate private mortgage insurance coverage. The Corporation also originates and prices loans for sale into the secondary market. Loans so originated are classified as loans held for sale and are excluded from residential real estate loans reported above. The rationale for these sales is to mitigate interest rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing the loan. The Corporation also offers a variety of unsecured and secured consumer loan and credit card products which represented less than 3% of the total loan portfolio at both September 30, 2020 and December 31, 2019. Terms and collateral requirements vary depending on the size and nature of the loan.
Transactions in the allowance for loan losses for the three months ended September 30, 2020 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2020	$9,802	$9,628	$2,676	$2,140	$114	$169	$24,529
Charge-offs	(62)	(522)	(69)	(305)	(48)	(102)	(1,108)
Recoveries	15	3	64	45	2	31	160
Provision for loan losses	(106)	2,052	941	329	75	15	3,306
Allowance for loan losses, September 30, 2020	$9,649	$11,161	$3,612	$2,209	$143	$113	$26,887
Transactions in the allowance for loan losses for the nine months ended September 30, 2020 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2020	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Charge-offs	(2,710)	(522)	(231)	(1,310)	(120)	(316)	(5,209)
Recoveries	40	177	67	126	13	135	558
Provision for loan losses	4,032	4,554	2,277	982	166	54	12,065
Allowance for loan losses, September 30, 2020	$9,649	$11,161	$3,612	$2,209	$143	$113	$26,887
Transactions in the allowance for loan losses for the three months ended September 30, 2019 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, July 1, 2019	$8,108	$9,538	$1,403	$2,141	$87	$160	$21,437
Charge-offs	(160)	(2,650)	(38)	(547)	(3)	(113)	(3,511)
Recoveries	5	65	5	58	6	24	163
Provision (benefit) for loan losses	997	30	116	693	15	267	2,118
Allowance for loan losses, September 30, 2019	$8,950	$6,983	$1,486	$2,345	$105	$338	$20,207

Transactions in the allowance for loan losses for the nine months ended September 30, 2019 were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	(160)	(2,652)	(282)	(1,609)	(55)	(329)	(5,087)
Recoveries	13	66	72	132	12	83	378
Provision (benefit) for loan losses	1,756	2,079	(460)	1,445	45	347	5,212
Allowance for loan losses, September 30, 2019	$8,950	$6,983	$1,486	$2,345	$105	$338	$20,207

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of September 30, 2020 and December 31, 2019. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

September 30, 2020

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,001	$882	$109	$0	$0	$0	$1,992
Collectively evaluated for impairment	8,151	9,970	3,503	2,209	143	113	24,089
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	497	309	0	0	0	0	806
Total ending allowance balance	$9,649	$11,161	$3,612	$2,209	$143	$113	$26,887
Loans:
Individually evaluated for impairment	$2,367	$12,022	$1,177	$0	$0	$0	$15,566
Collectively evaluated for impairment	1,301,810	974,660	939,273	95,848	7,766	180	3,319,537
Acquired with deteriorated credit quality	3,839	822	0	0	0	0	4,661
Modified in a troubled debt restructuring	4,379	6,482	109	0	0	0	10,970
Total ending loans balance	$1,312,395	$993,986	$940,559	$95,848	$7,766	$180	$3,350,734

December 31, 2019

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$645	$1,264	$34	$0	$0	$0	$1,943
Collectively evaluated for impairment	7,614	5,358	1,465	2,411	84	240	17,172
Acquired with deteriorated credit quality	0	0	0	0	0	0	0
Modified in a troubled debt restructuring	28	330	0	0	0	0	358
Total ending allowance balance	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Loans:
Individually evaluated for impairment	$8,078	$2,410	$465	$0	$0	$0	$10,953
Collectively evaluated for impairment	1,035,494	804,360	813,565	124,785	7,569	2,146	2,787,919
Acquired with deteriorated credit quality	0	523	0	0	0	0	523
Modified in a troubled debt restructuring	3,093	6,709	0	0	0	0	9,802
Total ending loans balance	$1,046,665	$814,002	$814,030	$124,785	$7,569	$2,146	$2,809,197

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:
September 30, 2020

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial and agricultural	$2,847	$2,767	$1,498
Commercial mortgage	5,166	3,673	1,191
Residential real estate	1,197	1,177	109
With no related allowance recorded:
Commercial, industrial and agricultural	4,177	3,979	0
Commercial mortgage	17,262	14,831	0
Residential real estate	115	109	0
Total	$30,764	$26,536	$2,798
December 31, 2019

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Commercial, industrial and agricultural	$2,657	$1,476	$673
Commercial mortgage	6,541	4,349	1,594
Residential real estate	485	465	34
With no related allowance recorded:
Commercial, industrial and agricultural	9,845	9,695	0
Commercial mortgage	4,903	4,770	0
Residential real estate	0	0	0
Total	$24,431	$20,755	$2,301
The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been charged off.

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$2,409	$33	$33	$1,480	$32	$32
Commercial mortgage	$4,002	$0	$0	7,024	12	12
Residential real estate	$819	$11	$11	245	8	8
With no related allowance recorded:
Commercial, industrial and agricultural	$5,623	$51	$51	3,977	42	42
Commercial mortgage	$14,758	$59	$59	2,435	29	29
Residential real estate	$112	$4	$4	236	0	0
Total	$27,723	$158	$158	$15,397	$123	$123

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$3,341	$78	$78	$1,819	$74	$74
Commercial mortgage	4,166	41	41	7,145	100	100
Residential real estate	641	16	16	122	8	8
With no related allowance recorded:
Commercial, industrial and agricultural	6,392	142	142	3,676	128	128
Commercial mortgage	12,178	283	283	3,250	62	62
Residential real estate	56	6	6	368	11	11
Total	$26,774	$566	$566	$16,380	$383	$383

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Nonaccrual	Past Due Over 90 Days Still on Accrual	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial and agricultural	$6,983	$189	$11,644	$0
Commercial mortgages	14,199	0	4,533	0
Residential real estate	5,183	58	4,724	59
Consumer	479	0	835	0
Credit cards	0	18	0	2
Total	$26,844	$265	$21,736	$61

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans.
September 30, 2020

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial and agricultural	$673	$317	$3,596	$4,586	$1,307,809	$1,312,395
Commercial mortgages	476	722	2,403	3,601	990,385	993,986
Residential real estate	1,729	1,322	2,918	5,969	934,590	940,559
Consumer	375	129	198	702	95,146	95,848
Credit cards	57	49	18	124	7,642	7,766
Overdrafts	0	0	0	0	180	180
Total	$3,310	$2,539	$9,133	$14,982	$3,335,752	$3,350,734

December 31, 2019

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial and agricultural	$1,273	$548	$3,784	$5,605	$1,041,060	$1,046,665
Commercial mortgages	162	183	2,594	2,939	811,063	814,002
Residential real estate	3,383	1,270	2,714	7,367	806,663	814,030
Consumer	412	311	415	1,138	123,647	124,785
Credit cards	48	54	2	104	7,465	7,569
Overdrafts	0	0	0	0	2,146	2,146
Total	$5,278	$2,366	$9,509	$17,153	$2,792,044	$2,809,197

Troubled Debt Restructurings
The terms of certain loans have been modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents the number of loans, loan balances, and specific reserves for loans that have been restructured in a troubled debt restructuring as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Number of Loans	Loan Balance	Specific Reserve	Number of Loans	Loan Balance	Specific Reserve
Commercial, industrial and agricultural	17	$4,379	$497	10	$3,093	$28
Commercial mortgages	14	6,482	309	13	6,709	330
Residential real estate	1	109	0	0	0	0
Consumer	0	0	0	0	0	0
Credit cards	0	0	0	0	0	0
Total	32	$10,970	$806	23	$9,802	$358

There were one and ten loans modified as troubled debt restructurings during the three and nine months ended September 30, 2020, respectively, and one loan modified as troubled debt restructurings during the three and nine months ended September 30, 2019.

	Three months ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial, industrial and agricultural	0	$0	$0
Commercial mortgages	1	46	46
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	1	$46	$46

	Nine months ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial, industrial and agricultural	8	$1,593	$1,593
Commercial mortgages	1	46	46
Residential real estate	1	116	116
Consumer	0	0	0
Credit cards	0	0	0
Total	10	$1,755	$1,755

	Three and nine months ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial, industrial and agricultural	0	$0	$0
Commercial mortgages	1	383	383
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	1	$383	$383

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the three and nine months ended September 30, 2020 and September 30, 2019. There were no principal balances forgiven in connection with the loan restructurings.

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
September 30, 2020

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial and agricultural	$1,263,928	$18,849	$29,618	$0	$1,312,395
Commercial mortgages	947,943	11,131	34,912	0	993,986
Total	$2,211,871	$29,980	$64,530	$0	$2,306,381
December 31, 2019

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, industrial and agricultural	$1,004,445	$16,696	$25,524	$0	$1,046,665
Commercial mortgages	780,798	18,837	14,367	0	814,002
Total	$1,785,243	$35,533	$39,891	$0	$1,860,667

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential real estate, consumer, and credit card loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential, consumer, and credit card loans based on payment activity as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Residential Real Estate	Consumer	Credit Cards	Residential Real Estate	Consumer	Credit Cards
Performing	$935,318	$95,369	$7,748	$809,247	$123,950	$7,567
Nonperforming	5,241	479	18	4,783	835	2
Total	$940,559	$95,848	$7,766	$814,030	$124,785	$7,569

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

Holiday’s loan portfolio is summarized as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Consumer	$26,885	$28,122
Less: unearned discount	(4,924)	(5,162)
Total	$21,961	$22,960

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

Leases	Classification	September 30, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$17,475	$18,422
Finance lease assets	Premises and equipment, net (1)	447	501
Total leased assets		$17,922	$18,923

Liabilities:
Operating lease liabilities	Operating lease liabilities	$18,469	$19,363
Finance lease liabilities	Accrued interest payable and other liabilities	570	629
Total leased liabilities		$19,039	$19,992
(1) Finance lease assets are recorded net of accumulated amortization of $769 as of September 30, 2020 and $715 as of December 31, 2019.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	Net occupancy expense	$435	$423	$1,349	$1,228
Variable lease cost	Net occupancy expense	26	33	67	82
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	54	54
Interest on lease liabilities	Interest expense - borrowed funds	6	7	20	23
Sublease income (1)	Net occupancy expense	(25)	(21)	(67)	(62)
Net lease cost		$460	$460	$1,423	$1,325
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of September 30, 2020:

Maturity of Lease Liabilities as of September 30, 2020	Operating Leases	Finance Leases	Total
2020	$388	$26	$414
2021	1,555	105	1,660
2022	1,601	105	1,706
2023	1,490	105	1,595
2024	1,455	105	1,560
After 2024	19,171	210	19,381
Total lease payments	25,660	656	26,316
Less: Interest	7,191	86	7,277
Present value of lease liabilities	$18,469	$570	$19,039

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2020 and December 31, 2019 were as follows:

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	18.4	18.7
Finance leases	6.3	7.0

Weighted-average discount rate
Operating leases	3.52%	3.52%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of June 30, 2020 and 2019 was as follows:

Other Information	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$695	$557

7.    DEPOSITS
Total deposits at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019	Percentage Change
Checking, non-interest bearing	$602,902	$382,259	57.7%
Checking, interest bearing	847,498	628,579	34.8%
Savings accounts	2,092,938	1,663,673	25.8%
Certificates of deposit	479,367	427,816	12.0%
Total	$4,022,705	$3,102,327	29.7%

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At September 30, 2020, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three or nine month periods ended September 30, 2020 and 2019.

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

Compensation expense for the restricted stock awards is recognized over the requisite service period noted above based on the fair value of the shares at the date of grant. Nonvested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $288 and $1,123 for the three and nine months ended September 30, 2020, respectively, and $242 and $1,109 for the three and nine months ended September 30, 2019, respectively. There was $1,235 and $1,026 of total unrecognized compensation cost related to unvested restricted stock awards, as of September 30, 2020 and December 31, 2019, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $60 and $235 for the three and nine months ended September 30, 2020, respectively, and $51 and $233 for the three and nine months ended June 30, 2019, respectively.

A summary of changes in time-based nonvested restricted stock awards for the three months ended September 30, 2020 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	55,466	$27.47
Granted	1,808	16.60
Vested	(150)	18.40
Nonvested at end of period	57,124	$27.15

A summary of changes in time-based nonvested restricted stock awards for the nine months ended September 30, 2020 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Nonvested at beginning of period	58,370	$24.96
Granted	25,466	28.64
Vested	(26,712)	23.98
Nonvested at end of period	57,124	$27.15

The above table excludes 11,502 shares in restricted stock awards that were granted at a weighted average fair value of $29.56 and immediately vested. Compensation expense resulting from the immediately vested shares was $0 and $340 for the three and nine months ended September 30, 2020, respectively, and is included in the amounts discussed above.

The fair value of shares vested was $3 and $1,109 during the three and nine months ended September 30, 2020, respectively, and $18 and $1,346 for the three and nine months ended September 30, 2019, respectively.

9.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2020 and 2019, there were no outstanding stock options to include in the diluted earnings per common share calculations and the impact of performance-based shares was immaterial.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic earnings per common share computation:
Net income per consolidated statements of income	$7,785	$10,357	$24,844	$29,597
Net earnings allocated to participating securities	(24)	(37)	(82)	(114)
Net earnings allocated to common stock	$7,761	$10,320	$24,762	$29,483
Distributed earnings allocated to common stock	$2,863	$2,573	$8,079	$7,734
Undistributed earnings allocated to common stock	4,898	7,747	16,683	21,749
Net earnings allocated to common stock	$7,761	$10,320	$24,762	$29,483
Weighted average common shares outstanding, including shares considered participating securities	16,616	15,197	15,785	15,218
Less: Average participating securities	(47)	(51)	(50)	(58)
Weighted average shares	16,569	15,146	15,735	15,160
Basic earnings per common share	$0.47	$0.68	$1.57	$1.94
Diluted earnings per common share computation:
Net earnings allocated to common stock	$7,761	$10,320	$24,762	$29,483
Weighted average common shares outstanding for basic earnings per common share	16,569	15,146	15,735	15,160
Add: Dilutive effects of performance based-shares	0	0	0	0
Weighted average shares and dilutive potential common shares	16,569	15,146	15,735	15,160
Diluted earnings per common share	$0.47	$0.68	$1.57	$1.94

10.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At September 30, 2020, the variable rate on the subordinated debt was 1.80% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of September 30, 2020 and December 31, 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

		Fair value as of
	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate contracts	Accrued interest and other liabilities	$(834)	$(485)

For the Three Months Ended September 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$56	Interest expense – subordinated debentures	$(67)	Other income	$0
For the Nine Months Ended September 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(277)	Interest expense – subordinated debentures	$(153)	Other income	$0
For the Three Months Ended September 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(45)	Interest expense – subordinated debentures	$(11)	Other income	$0
For the Nine Months Ended September 30, 2019	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(302)	Interest expense – subordinated debentures	$(31)	Other income	$0

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $273.

As of September 30, 2020 and December 31, 2019, a cash collateral balance in the amount of $1,050 and $750, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $4,700 as of September 30, 2020 and $2,000 as of December 31, 2019. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of September 30, 2020 and December 31, 2019:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2020
3rd Party interest rate swaps	$34,416	7.0	4.13%	1 month LIBOR + 2.27%	$4,493	(a)
Customer interest rate swaps	(34,416)	7.0	4.13%	1 month LIBOR + 2.27%	(4,493)	(b)
December 31, 2019
3rd Party interest rate swaps	$35,382	7.7	4.13%	1 month LIBOR + 2.27%	$1,877	(a)
Customer interest rate swaps	(35,382)	7.7	4.13%	1 month LIBOR + 2.27%	(1,877)	(b)
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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020 and December 31, 2019:

		Fair Value Measurements at September 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$169,709	$0	$169,709	$0
States and political subdivisions	66,952	0	66,530	422
Residential and multi-family mortgage	306,309	5,130	301,179	0
Corporate notes and bonds	13,402	0	13,402	0
Pooled SBA	27,503	0	27,503	0
Other	982	982	0	0
Total Securities Available For Sale	$584,857	$6,112	$578,323	$422
Interest Rate swaps	$4,493	$0	$4,493	$0
Trading Securities:
Corporate equity securities	$3,964	$3,964	$0	$0
Mutual funds	1,060	1,060	0	0
Certificates of deposit	417	417	0	0
Corporate notes and bonds	672	672	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$6,164	$6,113	$51	$0
Liabilities:
Interest rate swaps	$(5,327)	$0	$(5,327)	$0

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$127,094	$0	$127,094	$0
States and political subdivisions	104,363	0	104,363	0
Residential and multi-family mortgage	276,636	0	273,841	2,795
Corporate notes and bonds	8,082	0	8,082	0
Pooled SBA	25,174	0	25,174	0
Other	964	964	0	0
Total Securities Available For Sale	$542,313	$964	$538,554	$2,795
Interest Rate swaps	$1,877	$0	$1,877	$0
Trading Securities:
Corporate equity securities	$7,946	$7,946	$0	$0
Mutual funds	807	807	0	0
Certificates of deposit	350	350	0	0
Corporate notes and bonds	655	655	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$9,809	$9,758	$51	$0
Liabilities:
Interest rate swaps	$(2,362)	$0	$(2,362)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020:

	States and Political Subdivisions	Residential & Multi-Family Mortgage
Balance, January 1, 2020	$0	$2,795
Purchases	422	0
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Transfers out of Level 3	0	$(2,795)
Balance, September 30, 2020	$422	$0

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2020 and December 31, 2019:

		Fair Value Measurements at September 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial and agricultural	$2,519	0	0	$2,519
Commercial mortgages	$11,140	0	0	$11,140

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial, industrial and agricultural	$2,910	0	0	$2,910
Commercial mortgages	$1,147	0	0	$1,147

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial and agricultural	$2,519	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-100% (49%)
Impaired loans – commercial mortgages	$11,140	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-44% (25%)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial and agricultural	$2,910	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0%-100% (54%)
Impaired loans – commercial mortgages	$1,147	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	25%-100% (52%)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at September 30, 2020:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$555,941	$555,941	$0	$0	$555,941
Securities available for sale	584,857	6,112	578,323	422	584,857
Trading securities	6,164	6,113	51	0	6,164
Loans held for sale	3,668	0	3,697	0	3,697
Net loans	3,318,923	0	0	3,290,329	3,290,329
FHLB and other restricted interests	26,815	n/a	n/a	n/a	n/a
Interest rate swaps	4,493	0	4,493	0	4,493
Accrued interest receivable	21,299	33	3,103	18,161	21,297
LIABILITIES
Deposits	$(4,022,705)	$(3,543,338)	$(494,056)	$0	$(4,037,394)
FHLB and other borrowings	(169,327)	0	(174,846)	0	(174,846)
Subordinated debentures	(70,620)	0	(62,394)	0	(62,394)
Interest rate swaps	(5,327)	0	(5,327)	0	(5,327)
Accrued interest payable	(1,514)	0	(1,514)	0	(1,514)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2019:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$192,974	$192,974	$0	$0	$192,974
Securities available for sale	542,313	964	538,554	2,795	542,313
Trading securities	9,809	9,758	51	0	9,809
Loans held for sale	930	0	933	0	933
Net loans	2,784,562	0	0	2,765,133	2,765,133
FHLB and other restricted interests	27,868	n/a	n/a	n/a	n/a
Interest rate swaps	1,877	0	1,877	0	1,877
Accrued interest receivable	11,486	6	3,238	8,242	11,486
LIABILITIES
Deposits	$(3,102,327)	$(2,674,511)	$(432,287)	$0	$(3,106,798)
FHLB and other borrowings	(227,907)	0	(230,679)	0	(230,679)
Subordinated debentures	(70,620)	0	(64,084)	0	(64,084)
Interest rate swaps	(2,362)	0	(2,632)	0	(2,632)
Accrued interest payable	(1,597)	0	(1,597)	0	(1,597)

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

12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and nine months ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Non-interest Income
Service charges on deposit accounts	$1,201	$1,676	$3,652	$4,726
Wealth and asset management fees	1,414	1,238	4,081	3,482
Mortgage banking (1)	1,089	408	2,090	1,017
Card processing and interchange income	1,606	1,195	4,059	3,445
Net gains (losses) on sales of securities (1)	0	0	2,190	148
Other income	1,468	1,759	4,019	6,403
Total non-interest income	$6,778	$6,276	$20,091	$19,221
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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in its Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for nine months ended September 30, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020, or any future period. The average balances, average yields, return on average assets, return on average equity, net interest margin and total net loan charge-offs to average loans annualized return calculations were refined. Prior periods were adjusted to be comparative to the current period. The impact of the change was immaterial.

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

Non-GAAP measures reflected within the discussion below include evaluations on the impact of PPP-related assets, merger costs, branch closure costs and FHLB prepayment penalties on various metrics of the Corporation’s financial performance, including calculations related to:

•Tangible common equity/tangible assets;
•Average loans and average earning assets utilized in the calculation of yield on loans, yield on earning assets and net interest margin;
•Return on average assets, return on average common equity and return on average tangible common equity;
•Efficiency ratio;
•Earnings per share;
•Non-performing assets/total assets and allowance for loan losses/loans.

A reconciliation of these non-GAAP financial measures is provided below in the "Non-GAAP Financial Measures" section (dollars in thousands, except per share data).

Management looks to return on average equity, earnings per common share, asset quality, and other metrics to measure the performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. In order to address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives.

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

•Restricted all non-essential travel and instituted a mandatory quarantine period for anyone who has traveled to certain impacted areas;

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

•Expanded remote-access availability for the Corporation's workforce to work from home or other remote locations. The Corporation has taken appropriate efforts to ensure that activities are performed in accordance with the Corporation's compliance and information security policies are designed to ensure customer data and other information is properly safeguarded;

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

CUSTOMER SUPPORT STRATEGIES AND LOAN PORTFOLIO PROFILE

The Corporation participated in the PPP for loans provided under the auspices of the SBA. Under this program, the Corporation lent money primarily to its existing loan and/or deposit customers, based on a predetermined SBA-developed formula, intended to incentivize small business owners to retain their employees. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination. As of September 30, 2020, the Corporation had outstanding $231 million, or 2,044 PPP loan relationships, at a rate of 1.00% together with deferred PPP processing fees of approximately $8.5 million. For the three and nine months ended September 30, 2020, the Corporation recognized $683 thousand in deferred PPP processing fees.

In addition to participating in the PPP, the Corporation deferred loan payments for several of its commercial and consumer customers, as determined by the financial needs of each customer. As of October 31, 2020, the deferred loan payment commitments remaining were $169.3 million, or 5.1% of total loans outstanding, consisting of 190 loans, or $147.4 million, for which principal and interest were deferred, and 60 loans, or $21.9 million, for which principal only was deferred. Loan payment deferrals by loan type were as follows:

•Commercial and industrial loans – 79 loans, totaling $32.2 million;
•Commercial real estate loans – 52 loans, totaling $124.8 million;
•Residential mortgage loans – 109 loans, totaling $12.2 million; and
•Consumer loans – 10 loans, totaling $78 thousand.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels and Restaurants/Fast Foods industries represent a potentially higher level of credit risk, as many of these customers have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders as well as travel limitations. At September 30, 2020, the Corporation had loan concentrations for these industries as follows, excluding PPP-related loans:

•Hotels/Motels – $203 million, or 6.5% of total loans outstanding, excluding PPP-related loans; and
•Restaurants/Fast Foods – $29.7 million, or 1.0% of total loans outstanding, excluding PPP-related loans.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $556 million at September 30, 2020 compared to $193 million at December 31, 2019. Cash and cash equivalents fluctuate based on the timing and amount of liquidity events that occur in the normal course of business.

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

SECURITIES

Securities available for sale and trading securities totaled $591 million and $552 million at September 30, 2020 and December 31, 2019, respectively. The Corporation’s objective is to maintain the securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. As of September 30, 2020 and December 31, 2019, the securities portfolio as a percentage of total assets was 12.5% and 14.7%, respectively. Note 4 to the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for other-than-temporary impairment.

The Corporation generally buys into the market over time and does not attempt to "time" its transactions. In doing this, the highs and lows of the market are averaged into the portfolio and the overall effect of different rate environments is minimized.

The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee of the Corporation’s Board of Directors (the "ALCO"). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of our customers.

LOANS

The Corporation's total loan portfolio, net of unearned discount, reached $3.3 billion as of September 30, 2020, including $319.1 million of acquired loans from Bank of Akron, net of fair value adjustments, and $223 million in PPP loans, net of deferred PPP processing fees. Compared to December 31, 2019, total loans increased approximately $541.8 million, primarily as a result of the acquired loans from Bank of Akron and PPP-related loans. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis.

ALLOWANCE FOR LOAN LOSSES

Pursuant to the CARES Act, financial institutions were given the option to delay the adoption of ASU No. 2016-13, "Financial Instruments – Credit Losses," until the earlier of December 31, 2020 or until the national emergency related to the COVID-19 pandemic is terminated. Given the complexity of the processes necessary to properly evaluate, document and implement the current expected credit losses methodology, combined with the extraneous circumstances impacted on its employees, caused by the spread of the coronavirus, the Corporation opted to delay the adoption of ASU No. 2016-13.

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

With regard to the credit reviews, a "watchlist" is evaluated on a monthly basis to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful. Consumer and mortgage loans are allocated using historical credit loss experience.

The following table below presents activity within the allowance account for the specified periods:

	Nine months ending September 30, 2020	Year ending December 31, 2019	Nine months ending September 30, 2019
Balance at beginning of period	$19,473	$19,704	$19,704
Charge-offs:
Commercial, industrial and agricultural	(2,710)	(205)	(160)
Commercial mortgages	(522)	(3,391)	(2,652)
Residential real estate	(231)	(386)	(282)
Consumer	(1,310)	(2,200)	(1,609)
Credit cards	(120)	(116)	(55)
Overdrafts	(316)	(453)	(329)
	(5,209)	(6,751)	(5,087)
Recoveries:
Commercial, industrial and agricultural	40	17	13
Commercial mortgages	177	124	66
Residential real estate	67	73	72
Consumer	126	154	132
Credit cards	13	15	12
Overdraft deposit accounts	135	113	83
	558	496	378
Net charge-offs	(4,651)	(6,255)	(4,709)
Provision for loan losses	12,065	6,024	5,212
Balance at end of period	$26,887	$19,473	$20,207
Loans, net of unearned	$3,345,810	$2,804,035	$2,749,502
Allowance to net loans	0.80%	0.69%	0.73%
Net charge-offs to average loans (annualized)	0.20%	0.24%	0.24%
Nonperforming assets	$27,986	$23,430	$16,832
Nonperforming % of total assets	0.59%	0.62%	0.48%

Allowance to net loans (1) (2)	0.86%	0.69%	0.73%
Net charge-offs to average loans (annualized) (1)	0.21%	0.24%	0.24%
Nonperforming % of total assets (1)	0.65%	0.62%	0.48%
(1) Excludes PPP-related assets
(2) Loans related to the Bank of Akron acquisition included $7.1 million in fair value credit discounts, net of amounts recognized in the third quarter 2020. The $7.1 million includes fair value general credit discounts and purchase credit impaired discounts.

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

The previously mentioned analysis considered numerous historical and other factors to evaluate the adequacy of the allowance and any resultant provision for loan losses. Management paid special attention to a section of the analysis that compared and plotted the actual level of the allowance against the aggregate amount of loans adversely classified in order to compute the estimated probable losses associated with those loans. By noting the "spread" at that time, as well as prior periods, management can evaluate the current adequacy of the allowance as well as trends which may be developing. The volume and composition of the Corporation’s loan portfolio continue to reflect growth in commercial loans, primarily commercial real estate, as well as commercial, industrial and agricultural loans.

As mentioned in the "Loans" section of this analysis, management considers commercial lending to be a competitive advantage and continues to focus on this area as part of its strategic growth initiatives. However, management recognizes and considers the fact that risk is more pronounced in these types of credits and is, to a greater degree than with other loans, driven by the economic environment in which the debtor’s business operates.

The increase in the allowance for loan losses from December 31, 2019 to September 30, 2020 resulted primarily from updates to the qualitative factors related to the economic environment and related unemployment figures, in addition to a continuing update of the qualitative factor related specifically to the COVID-19 pandemic. As part of its ongoing evaluation of the allowance for loan losses, the Corporation evaluates, on at least a quarterly basis, all significant components of the allowance for loan losses, including historical loss factors, qualitative factors and other relevant factors to ensure it adequately represents management’s current estimation of probable incurred losses within the loan portfolio. Partially offsetting the increase in the allowance for loan losses, the second quarter of 2020 included a charge-off of approximately $2.6 million that had been specifically reserved during the first quarter of 2020 related to a secured commercial and industrial loan relationship with a borrower who is now deceased, as discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the third quarter of 2020 included a net charge-off totaling $522 thousand related to the resolution of one commercial real estate loan which had been previously assigned a specific loan loss reserve.

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

The allowance for loan losses at September 30, 2020 also included a qualitative factor specifically related to the COVID-19 pandemic and the potential impact this pandemic may have on the national and local economies, as well as our loan portfolio overall. As of September 30, 2020, this qualitative factor totaled approximately $1.7 million, which was reflected in the Corporation’s provision expense for the nine months ended September 30, 2020 and the related allowance for loan losses at September 30, 2020. This factor related specifically to COVID-19 related deferred loans previously discussed. The Corporation will continue to evaluate this factor and update its analysis, as necessary, as developments related to the COVID-19 pandemic and its impact on the economy evolve.

The remaining change in provision for loan losses during the nine months ended September 30, 2020, compared to the same period in 2019, reflects routine adjustments to reserves on impaired loans coupled with a lower reserve requirement resulting from a lower growth level in the Corporation's loan portfolio compared to historical levels.

Management believes the provision for loan losses recorded during the nine months ended September 30, 2020, in conjunction with the resultant allowance for loan losses at September 30, 2020, was sufficient to support probable incurred credit losses embedded in its loan portfolio at September 30, 2020.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At September 30, 2020, total deposits of $4.0 billion, including $419.5 million of acquired deposits from Bank of Akron, net of fair value adjustments, and an estimated $231 million in PPP deposits. Compared to the quarter ended December 31, 2019, total deposits increased approximately $920.4 million, or 30.0%. In addition to the impact of the acquired deposits from Bank of Akron as well as estimated PPP deposits, as discussed above, deposits across our regions and our Private Banking division increased approximately $269.9 million, or 11.6%, annualized growth rate.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt, when evaluating funding needs. As of September 30, 2020 borrowings from the FHLB totaled approximately $163 million all of which has a contractual maturity beyond twelve months. Compared to December 31, 2019, borrowings from the FHLB decreased $58.6 million. Additionally, at September 30, 2020 and December 31, 2019, subordinated debt totaled $70.6 million comprised of $50.0 million in subordinated debt and $20.6 million in trust preferred securities.

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

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability. Total shareholders’ equity was $416 million at September 30, 2020, reflecting an increase of $110.9 million, or 36.4%, from $305 million at December 31, 2019, as a result of an increase in additional paid in capital related to the Bank of Akron acquisition combined with the issuance of preferred equity (net of issuance costs), a common stock offering through an "at-the-market" equity offering program (net of issuance costs), an increase in accumulated other comprehensive income and growth in organic earnings, partially offset by the payment of common stock dividends to our shareholders during the nine months ended September 30, 2020.

During the second quarter of 2020, the Corporation announced the termination of its "at-the-market" equity offering program (the "ATM Program"), pursuant to which the Corporation could offer and sell up to an aggregate gross sales price of $40,000,000 of its shares of common stock, no par value per share, through Keefe, Bruyette & Woods, Inc., the sales agent. The Corporation elected to terminate the ATM Program due to market conditions and to limit uncertainty and unfavorable dilution for its shareholders during this period of global economic volatility. Prior to termination, the Corporation had sold 168,358 shares of its common stock, raising approximately $5.1 million in gross proceeds.

During the three months ended September 30, 2020, the Corporation raised $57.8 million, net of issuance costs, from the issuance of depositary shares, each representing a 1/40th ownership interest in a share of the Corporation's 7.125% Series A fixed-to-floating rate non-cumulative perpetual preferred stock, no par value, with a liquidation preference of $1,000 per share of preferred stock.

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

The Corporation’s Tier 1 Leverage ratio of 8.39% at September 30, 2020, includes the impact of average PPP-related loans, net of deferred PPP processing fees, of $220 million. Excluding this impact, the estimated Tier 1 Leverage ratio for the three months ended September 30, 2020, is 8.82%, compared to 7.86% at December 31, 2019. As of September 30, 2020 all of the Corporation’s regulatory capital ratios reflected increases from December 31, 2019.

As of September 30, 2020, the Corporation’s Tangible Common Equity/Tangible Assets ratio reflects the impact of the PPP of approximately $223 million in PPP-related loans, net of deferred PPP processing fees. Excluding PPP-related loans, net of deferred PPP processing fees, the Corporation’s Tangible Common Equity/Tangible Assets ratio of 7.00% decreased 14 bps from December 31, 2019, primarily as a result of the impact of the acquisition of Bank of Akron, partially offset by a net increase in earnings, net of dividends, and an increase in accumulated other comprehensive income.

	As Reported	Excluding PPP-related assets	As Reported
	September 30, 2020	September 30, 2020	December 31, 2019
Total risk-based capital ratio	14.51%	14.51%	12.51%
Tier 1 capital ratio	12.05%	12.05%	10.03%
Common equity tier 1 ratio	9.57%	9.57%	9.32%
Leverage ratio	8.39%	8.82%	7.86%
Tangible common equity/tangible assets (1)	6.67%	7.00%	7.14%
Book value per common share	$21.28	$21.28	$20.00
Tangible book value per common share (1)	$18.58	$18.58	$17.45
(1) Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of stockholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided below.

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

At September 30, 2020, the Corporation’s cash position totaled approximately $556 million, including additional excess liquidity of $509 million held at the Federal Reserve, reflecting, in management's view, a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the FHLB at September 30, 2020 was approximately $488 million.

Although the COVID-19 pandemic did not have a material negative impact on the Corporation’s liquidity in the first nine months of 2020, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Corporation’s liquidity position and financial performance. In an effort to proactively manage against such risks, the Corporation took the following actions during the first nine months of 2020:

•As a result of the strong growth in deposits in the fourth quarter of 2019, the Corporation’s liquidity position increased to levels that were significantly higher than its historical levels. During the first nine months of 2020, as the economic and market risk of the COVID-19 pandemic increased, the Corporation continued to focus on its liquidity management and the maintenance of its overall liquidity position at elevated levels;

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

•Subsequent to March 31, 2020, the Corporation began participating in the Payroll Protection Program Liquidity Facility ("PPPLF"), with a goal to borrow under this program an amount equivalent to the total amount the Corporation funded under the PPP. As required under the PPPLF program, any borrowings under this program are to be repaid commensurate with payments, forgiveness and/or payoffs under the PPP. In the third quarter of 2020, the Corporation paid off the associated borrowings with the PPPLF program.

•The Corporation continues to evaluate and revise, as appropriate, its liquidity management processes based on facts and circumstances related to the COVID-19 pandemic and its impact on the overall economic environment.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$46,578	$266,835	$21,375	$184,106
Unused lines of credit	24,875	679,577	14,637	446,407
Standby letters of credit	15,561	1,597	14,503	824

The fixed rate loan commitments at September 30, 2020 have interest rates ranging from 1.24% to 18.00% and maturities ranging from four months to 35 years. The fixed rate loan commitments at December 31, 2019 have interest rates ranging from 2.53% to 18.00% and maturities ranging from one year to 30 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. As of September 30, 2020 and December 31, 2019, unfunded capital commitments totaled $4,336 and $5,831, respectively, for the small business investment corporations and $3,962 and $4,190, respectively, for the low income housing partnerships. At September 30, 2020 and December 31, 2019, capital contributions to the small business investment corporations were $11,164 and $9,669, respectively, and capital contributions to the low income housing partnerships were $5,038 and $4,810, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019

	September 30, 2020			September 30, 2019
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$515,944	2.15%	$2,677	$447,936	2.76%	$3,056
Tax-Exempt (1,2)	47,984	3.26%	375	83,060	3.33%	680
Equity Securities (1,2)	12,329	5.84%	181	18,533	6.27%	293
Total securities	576,257	2.32%	3,233	549,529	2.97%	4,029
Loans:
Commercial (2)	1,322,390	4.34%	14,436	1,011,725	5.28%	13,477
Mortgage (2)	1,863,421	4.79%	22,417	1,567,186	5.13%	20,248
Consumer	98,039	9.84%	2,426	104,779	10.06%	2,657
Total loans (3)	3,283,850	4.76%	39,279	2,683,690	5.38%	36,382
Other earning assets	581,219	0.12%	180	4,997	2.94%	37
Total earning assets	4,441,326	3.84%	$42,692	3,238,216	4.97%	$40,448
Total earning assets, net of PPP-related assets	3,920,422			3,238,216
Non interest-bearing assets:
Cash and due from banks	44,786			32,092
Premises and equipment	77,176			69,526
Other assets	177,120			137,546
Allowance for loan losses	(25,249)			(21,958)
Total non interest-bearing assets	273,833			217,206
TOTAL ASSETS	$4,715,159			$3,455,422
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$829,603	0.21%	$429	$585,048	0.43%	$630
Savings	2,080,778	0.52%	2,696	1,477,377	1.41%	5,250
Time	468,166	2.08%	2,453	361,765	2.10%	1,918
Total interest-bearing deposits	3,378,547	0.66%	5,578	2,424,190	1.28%	7,798
Short-term borrowings	0	0.00%	0	38,702	2.43%	237
Long-term borrowings	246,321	1.89%	1,172	210,189	2.19%	1,162
Subordinated debentures	70,620	5.31%	942	70,620	5.54%	987
Total interest-bearing liabilities	3,695,488	0.83%	$7,692	2,743,701	1.47%	$10,184
Demand—non interest-bearing	587,405			366,424
Other liabilities	58,175			52,387
Total liabilities	4,341,068			3,162,512
Shareholders’ equity	374,091			292,910
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,715,159			$3,455,422
Interest income/Earning assets		3.84%	$42,692		4.97%	$40,448
Interest expense/Interest-bearing liabilities		0.83%	7,692		1.47%	10,184
Net interest spread		3.01%	$35,000		3.50%	$30,264
Interest income/Earning assets		3.84%	42,692		4.97%	40,448
Interest expense/Earning assets		0.69%	7,692		1.25%	10,184
Net interest margin		3.15%	$35,000		3.72%	$30,264

Net interest margin, net of PPP-related assets		3.50%			3.72%

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

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019

	September 30, 2020			September 30, 2019
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$498,475	2.50%	$9,030	$430,757	2.81%	$9,226
Tax-Exempt (1,2)	58,041	3.35%	1,402	88,581	3.41%	2,226
Equity Securities (1,2)	13,267	6.09%	605	18,331	6.18%	847
Total securities	569,783	2.67%	11,037	537,669	3.03%	12,299
Loans:
Commercial (2)	1,210,359	4.48%	40,567	971,580	5.34%	25,365
Mortgage (2)	1,724,241	4.80%	61,990	1,518,400	5.07%	37,295
Consumer	100,390	9.66%	7,260	94,954	10.64%	4,896
Total loans (3)	3,034,990	4.88%	109,817	2,584,934	5.38%	67,556
Other earning assets	346,896	0.27%	697	6,418	4.40%	211
Total earning assets	3,951,669	4.13%	$121,551	3,129,021	4.98%	$116,236
Total earning assets, net of PPP-related assets	3,641,127			3,129,021
Non interest-bearing assets:
Cash and due from banks	40,412			32,434
Premises and equipment	74,786			68,009
Other assets	161,232			136,792
Allowance for loan losses	(22,760)			(20,804)
Total non interest-bearing assets	253,670			216,431
TOTAL ASSETS	$4,205,339			$3,345,452
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$718,408	0.25%	$1,368	$576,816	0.43%	$1,834
Savings	1,854,490	0.78%	10,876	1,402,286	1.37%	14,344
Time	434,991	2.20%	7,174	360,631	2.00%	5,408
Total interest-bearing deposits	3,007,889	0.86%	19,418	2,339,733	1.21%	21,586
Short-term borrowings	0	0.00%	0	21,421	2.65%	425
Long-term borrowings	251,170	1.95%	3,666	229,592	2.14%	3,676
Subordinated debentures	70,620	5.37%	2,839	70,620	5.64%	2,980
Total interest-bearing liabilities	3,329,679	1.04%	$25,923	2,661,366	1.44%	$28,667
Demand—non interest-bearing	479,414			355,799
Other liabilities	56,686			48,455
Total liabilities	3,865,779			3,065,620
Shareholders’ equity	339,560			279,832
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,205,339			$3,345,452
Interest income/Earning assets		4.13%	$121,551		4.98%	$116,236
Interest expense/Interest-bearing liabilities		1.04%	25,923		1.44%	28,667
Net interest spread		3.09%	$95,628		3.54%	$87,569
Interest income/Earning assets		4.13%	121,551		4.98%	116,236
Interest expense/Earning assets		0.88%	25,923		1.23%	28,667
Net interest margin		3.25%	$95,628		3.75%	$87,569

Net interest margin, net of PPP-related assets		3.50%			3.75%

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 and 2019

OVERVIEW

The Corporation’s operating results for the three months ended September 30, 2020 were impacted by the COVID-19 pandemic. In an effort to proactively support the U.S. economy, the Federal Reserve cut its interest rates by 150 basis points in March 2020, which had an impact on the Corporation’s net interest margin and net interest income for the quarter. In addition, the Corporation’s loan and deposit growth for the third quarter of 2020 were adversely impacted by governmental stay-at-home orders as well as travel limitations. Lastly, in an effort to quantify the potential impact of the COVID-19 pandemic on its loan portfolio, the Corporation implemented a qualitative factor specifically related to the pandemic as described in more detail below.

The third quarter of 2020 includes costs related to the Corporation’s completion of its acquisition of Bank of Akron, whereby Bank of Akron merged with and into CNB Bank. In addition, during the third quarter the Corporation incurred costs related to its closure of three CNB Bank branches and the prepayment of $30.0 million in borrowings from the FHLB. The cumulative after-tax impact of the merger-related costs, prepayment penalties and branch closures costs was approximately $3.8 million, or $0.23 per diluted share, for the three months ended September 30, 2020.

Net income was $7.8 million, or $0.47 per diluted share, for the quarter ended September 30, 2020. Excluding after-tax merger costs, prepayment penalties and branch closure costs, net income was $11.6 million, or $0.70 per diluted share, for the three months ended September 30, 2020, compared to $10.4 million, or $0.68 per diluted share, for the same period in 2019, reflecting increases of $1.2 million, or 11.9%, and $0.02 per diluted share, or 2.9%.

The provision expense was $3.3 million for the three months ended September 30, 2020, primarily due to adjustments to the qualitative factors to reflect the Corporation's outlook on unemployment, the economy and the COVID-19 specific qualitative factor related to deferred loans.

Excluding merger costs, prepayment penalties and branch closure costs, income before provision expense and income taxes was $17.7 million for the quarter ended September 30, 2020, an increase of approximately $3.0 million, or 20.5%, from the same period in 2019.

Total revenue (comprised of net interest income plus non-interest income) was $41.4 million for the three months ended September 30, 2020, reflecting an increase of $5.3 million, or 14.6%, from the three months ended September 30, 2019, while total non-interest expense was $28.4 million for the same period. Excluding merger costs, prepayment penalties and branch closure costs, total non-interest expense was $23.7 million for the three months ended September 30, 2020, resulting in an increase of $2.3 million, or 10.5%, from the three months ended September 30, 2019. Included in the $2.3 million increase in non-interest expense was approximately $621 thousand resulting from operating costs from the acquisition of Bank of Akron.

While annualized return on average common equity was 8.81% for the three months ended September 30, 2020, annualized return on average tangible common equity was 10.08% for the same period. Excluding after-tax merger costs, prepayment penalties and branch closure costs, annualized adjusted return on average tangible common equity was 15.00% for the three months ended September 30, 2020, compared to 16.19% for the three months ended September 30, 2019. Efficiency ratio was 67.71% for the three months ended September 30, 2020. Excluding after-tax merger costs, prepayment penalties and branch closure costs, the efficiency ratio was 56.54% for the three months ended September 30, 2020, compared to 58.15% for the comparable period in 2019.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the three months ended September 30, 2020 increased to $34.7 million, representing a 15.9% increase from the three months ended September 30, 2019, primarily as a result of an overall growth of $682.2 million, or 21.1%, in average earning assets, excluding PPP-related assets, partially offset by a decrease of 22 basis points in net interest margin on a fully tax-equivalent basis, excluding PPP-related assets and $683 thousand in PPP-related processing fees.

Net interest margin on a fully tax-equivalent basis was 3.15% and 3.72% for the three months ended September 30, 2020 and 2019, respectively, including $522 million for the three months ended September 30, 2020, in average PPP-related assets. Excluding PPP-related assets and PPP-related processing fees, the net interest margin on a fully-tax equivalent basis was 3.50% for the three months ended September 30, 2020.

The yield on earning assets of 3.84% for the three months ended September 30, 2020, included $522 million in PPP-related assets. Excluding the PPP-related assets and PPP-related processing fees, the yield on earning assets was 4.29% for the three months ended September 30, 2020, a decrease of 68 basis points from 4.97% for the three months ended September 30, 2019, primarily as a result of the lower interest rate environment. The cost of interest-bearing liabilities decreased 64 basis points from 1.47% for the three months ended September 30, 2019, to 0.83% for the three months ended September 30, 2020, primarily as a result of the Corporation’s targeted deposit rate reductions.

PROVISION FOR LOAN LOSSES

During the quarter ended September 30, 2020, the Corporation recorded a provision for loan losses of $3.3 million, as compared to a provision for loan losses of $2.1 million for the quarter ended September 30, 2019, as discussed in more detail above under Allowance for Loan Losses.

NON-INTEREST INCOME

Total non-interest income was $6.8 million for the three months ended September 30, 2020, an increase of $502 thousand, or 8.0%, from the same period in 2019. The increase was primarily due to continued growth in Wealth and Asset Management fees and increased mortgage banking income, partially offset by a decrease in service charges on deposits and other fees resulting from lower business activity and the Corporation’s response to the pandemic.

NON-INTEREST EXPENSES

For the three months ended September 30, 2020, total non-interest expense was $28.4 million. Excluding merger costs, prepayment penalties and branch closure costs, total non-interest expense was $23.7 million for the three months ended September 30, 2020, reflecting an increase of $2.3 million, or 10.5%, from the three months ended September 30, 2019. Included in the $2.3 million increase in non-interest expense was approximately $621 thousand resulting from operating costs from the acquisition of Bank of Akron. Accordingly, the adjusted efficiency ratio was 56.54%, for the three months ended September 30, 2020, compared to 58.15% during the comparable period in 2019. The improvement in efficiency ratio resulted from an overall lower level of business activity resulting from the pandemic coupled with the Corporation’s internal cost management initiatives focusing on travel restrictions, a hiring freeze, lower marketing expenditures and other expense management initiatives.

INCOME TAX EXPENSE

Income tax expense of $2.0 million for the three months ended September 30, 2020 decreased $275 thousand, or 12.2%, from the three months ended September 30, 2019. Our effective tax rate was 20.3% for the three months ended September 30, 2020 compared to 17.9% for the three months ended September 30, 2019. The effective rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2020 and 2019 principally as a result of tax-exempt income from securities and loans, as well as earnings from bank-owned life insurance.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2020 and 2019

OVERVIEW

The Corporation’s operating results for the nine months ended September 30, 2020 were impacted by the COVID-19 pandemic, as discussed in more detail above in "Results of Operations - Three Months Ended September 30, 2020 and 2019." The nine months ended September 30, 2020 includes costs related to the Corporation’s completion of its acquisition of Bank of Akron. In addition, during the nine months ended September 30, 2020 the Corporation incurred costs related to its closure of three CNB Bank branches and the prepayment of $30.0 million in borrowings from the FHLB. The cumulative after-tax impact of the merger-related costs, prepayment penalties and branch closures costs was approximately $4.3 million, or $0.27 per diluted share for the nine months ended September 30, 2020.

Net income was $24.8 million, or $1.57 per diluted share, for the nine months ended September 30, 2020. Income before provision expense and income taxes was $42.4 million for the nine months ended September 30, 2020. Excluding after-tax merger costs, prepayment penalties and branch closure costs, net income was $29.2 million, or $1.85 per diluted share, for the nine months ended September 30, 2020, compared to $29.6 million, or $1.94 per diluted share, for the same period in 2019, reflecting decreases of $431 thousand, or 1.5%, and $0.09 per diluted share, or 4.9%.

For the nine months ended September 30, 2020, excluding the impact of merger costs, prepayment penalties and branch closure costs, income before provision expense and income taxes was $47.6 million, representing an increase of approximately $6.5 million, or 15.9%, from the same period in 2019.

Total revenue (comprised of net interest income plus non-interest income) was $114.7 million for the nine months ended September 30, 2020, an increase of $9.0 million, or 8.5%, from the nine months ended September 30, 2019, while total non-interest expense was $72.3 million. Excluding merger costs, prepayment penalties and branch closure costs, total non-interest expense was $67.1 million for the nine months ended September 30, 2020, an increase of $2.5 million, or 3.9%, from the nine months ended September 30, 2019. Provision for loan losses of $12.1 million for the first nine months of 2020 increased $6.9 million, or 131.5%, from the comparable period in 2019.

While annualized return on average common equity was 10.00% for the nine months ended September 30, 2020, annualized return on average tangible common equity was 11.39% for the same period. Excluding after-tax merger costs, prepayment penalties and branch closure costs, annualized adjusted return on average tangible common equity was 13.37% for the nine months ended September 30, 2020, compared to 16.45% for the nine months ended September 30, 2019. Efficiency ratio was 62.15% for the nine months ended September 30, 2020. Excluding after-tax merger costs, prepayment penalties and branch closure costs, the efficiency ratio was 57.66% for the nine months ended September 30, 2020, compared to 59.71% for the comparable period in 2019.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the nine months ended September 30, 2020 increased 9.4% to $94.6 million from the nine months ended September 30, 2019, driven by an overall growth of $512 million, or 16.4%, in average earning assets, excluding PPP-related assets, partially offset by a reduction of 25 basis points in net interest margin on a fully tax-equivalent basis, excluding PPP-related assets and approximately $683 thousand in PPP-related processing fees.

Net interest margin on a fully tax-equivalent basis was 3.25% and 3.75% for the nine months ended September 30, 2020 and 2019, respectively, including $310 million for the nine months ended September 30, 2020 in average PPP-related assets. Excluding PPP-related assets, the net interest margin on a fully-tax equivalent basis was 3.50% for the nine months ended September 30, 2020.

The yield on earning assets of 4.13% for the nine months ended September 30, 2020 included $310 million in PPP-related assets. Excluding PPP-related assets and PPP-related processing fees, the yield on earning assets was 4.46% for the nine months ended September, 30, 2020, a decrease of 51 basis points from 4.97% for the nine months ended September 30, 2019, primarily as a result of the lower interest rate environment. The cost of interest-bearing liabilities decreased 40 basis points to 1.04% for the nine months ended September 30, 2020 from 1.44% for the nine months ended September 30, 2019 primarily as a result of the Corporation’s targeted deposit rate reductions.

PROVISION FOR LOAN LOSSES

During the nine months ended September 30, 2020, the Corporation recorded a provision for loan losses of $12.1 million, as compared to a provision for loan losses of $5.2 million for the nine months ended September 30, 2019. As discussed above under "Allowance for Loan Losses," the provision expense of $12.1 million included: (i) a provision expense of approximately $2.6 million related to a specific loan loss reserve for a loan relationship moved to non-accrual at December 31, 2019, combined with (ii) a new qualitative factor specifically related to the ongoing deferred loans as a result of the COVID-19 pandemic of approximately $1.7 million and (iii) adjustments to the qualitative factors to reflect the Corporation's outlook on unemployment and the economy, partially offset by (iv) a lower allowance requirement as a result of lower growth in total loans compared to historical levels.

Net charge-offs in the first nine months of 2020 and 2019 were $4.7 million. Net charge-offs of the Bank totaled $3.6 million and $3.3 million during the nine months ended September 30, 2020 and 2019, or 0.16% and 0.17%, respectively, of average Bank loans. Holiday recorded net charge-offs totaling $1.1 million and $1.4 million during the nine months ended September 30, 2020 and 2019, respectively. Please refer to "Provision for Loan Losses" above for the three months ended September 30, 2020 and 2019 for additional detail on provision expense and net charge-offs.

Management believes the provision for loan losses was appropriate and the allowance for loan losses is adequate to absorb probable incurred losses in our portfolio as of September 30, 2020.

NON-INTEREST INCOME

Total non-interest income was $20.1 million for the nine months ended September 30, 2020, reflecting an increase of $870 thousand, or 4.5%, from the same period in 2019. Total non-interest income includes net realized and unrealized losses on trading securities, which combined totaled $2.1 million for the nine months ended September 30, 2020 compared to $1.8 million for the nine months ended September 30, 2019.

NON-INTEREST EXPENSES

For the nine months ended September 30, 2020, total non-interest expense was $72.3 million. Excluding merger costs, prepayment penalties and branch closure costs, total non-interest expense was $67.1 million for the nine months ended September 30, 2020, resulting in an increase of $2.5 million, or 3.9%, from the nine months ended September 30, 2019.

INCOME TAX EXPENSE

Income tax expense of $5.5 million for the nine months ended September 30, 2020 decreased $793 thousand, or 12.7%, from the nine months ended September 30, 2019. Our effective tax rate was 18.0% for the nine months ended September 30, 2020 compared to 17.5% for the nine months ended September 30, 2019. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2020 and 2019 principally as a result of tax-exempt income from securities and loans, as well as earnings from bank owned life insurance.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

Calculation of tangible book value per common share and tangible common equity/tangible assets:
	September 30, 2020	December 31, 2019
Shareholders’ equity	$415,903	$304,966
Less preferred equity	57,760	0
Less goodwill	44,775	38,730
Less core deposit intangible	595	160
Tangible common equity	$312,773	$266,076
Total assets	$4,734,475	$3,763,659
Less goodwill	44,775	38,730
Less core deposit intangible	595	160
Tangible assets	$4,689,105	$3,724,769
Ending shares outstanding	16,833,090	15,247,985
Tangible book value per common share	$18.58	$17.45
Tangible common equity/tangible assets	6.67%	7.14%

Calculation of tangible common equity/tangible assets, net of PPP-related loans and net of deferred PPP processing fees:	September 30, 2020	December 31, 2019
Tangible common equity	$312,773	$266,076

Tangible assets	$4,689,105	$3,724,769
Less: PPP-related loans, net of deferred PPP processing fees	222,972	0
Adjusted tangible assets	$4,466,133	$3,724,769

Adjusted tangible common equity/tangible assets	7.00%	7.14%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Calculation of average loans, net of unearned income and PPP-related loans, net of PPP deferred processing fees:
Average loans, net of unearned	$3,283,850	$2,683,690	$3,034,990	$2,584,934
Less: average PPP loans, net of deferred PPP processing fees	220,488	0	132,385	0
Adjusted average loans, net of unearned income and PPP (non-GAAP)	$3,063,362	$2,683,690	$2,902,605	$2,584,934

Calculation of average total earning assets, net of PPP-related assets:
Average total earning assets	$4,441,326	$3,238,216	$3,951,669	$3,129,021
Less: average PPP loans, net of deferred PPP processing fees	220,488	0	132,385	0
Less: estimated average PPP deposits held at the Federal Reserve	228,938	0	135,254	0
Less: average PPPLF deposits held at the Federal Reserve	71,478	0	42,903	0
Adjusted average total earning assets, net of PPP-related assets (non-GAAP)	$3,920,422	$3,238,216	$3,641,127	$3,129,021

Calculation of average total assets, net of PPP-related assets:
Average total assets	$4,715,159	$3,455,422	$4,205,339	$3,345,452
Less: average PPP loans, net of deferred PPP processing fees	220,488	0	132,385	0
Less: estimated average PPP deposits held at the Federal Reserve	228,938	0	135,254	0
Less: average PPPLF deposits held at the Federal Reserve	71,478	0	42,903	0
Adjusted average total assets, net of PPP-related assets (non-GAAP)	$4,194,255	$3,455,422	$3,894,797	$3,345,452

Calculation of average yield on earning assets, net of unearned income, PPP-related assets and PPP-related processing fees:
Investment income (tax equivalent)	$3,233	$4,029	$11,037	$12,088
Add: loan income (tax equivalent)	39,279	36,382	109,817	103,937
Add: other earning asset income (tax equivalent)	180	37	697	211
Less: PPP- related processing fees	678	0	683	0
Total income related to earning assets (tax equivalent) (non-GAAP)	$42,014	40,448	$120,868	$116,236

Adjusted average total earning assets, net of PPP-related assets (non-GAAP)	$3,920,422	$3,238,216	$3,641,127	$3,129,021
Less: average mark to market adjustment on investments (non-GAAP)	21,859	10,770	18,589	3,446
Adjusted average total earning assets, net of market to market, PPP-related assets (non-GAAP)	$3,898,563	$3,227,446	$3,622,538	3,125,575
Adjusted average yield on earning assets, net of unearned income, PPP-related assets and PPP-related processing fees (non-GAAP) (annualized)	4.29%	4.97%	4.46%	4.97%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Calculation of adjusted efficiency ratio, net of merger costs, prepayment penalties and branch closure costs:
	2020	2019	2020	2019
Non-interest expense	$28,368	$21,444	$72,309	$64,603
Less: core deposit intangible amortization	26	139	178	470

Less: merger costs, prepayment penalties and branch closure costs	4,673	0	5,207	0
Adjusted non-interest expense (non-GAAP)	$23,669	$21,305	$66,924	$64,133

Non-interest income	$6,778	$6,276	$20,091	$19,221

Net interest income	$34,664	$29,901	$94,596	$86,453
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,375	1,733	4,351	5,058
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	1,792	2,194	5,730	6,797
Adjusted net interest income (non-GAAP)	35,081	30,362	95,975	88,192
Adjusted net revenue (non-GAAP) (tax-equivalent)	$41,859	$36,638	$116,066	$107,413
Adjusted efficiency ratio, net of merger costs, prepayment penalties and branch closure costs	56.54%	58.15%	57.66%	59.71%

Calculation of adjusted return on average total assets, net of merger costs, prepayment penalties, branch closure costs and PPP-related assets:
Net Income	$7,785	$10,357	$24,844	$29,597
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	3,803	0	4,322	0
Adjusted net income (non-GAAP)(net of tax)	$11,588	$10,357	$29,166	$29,597
Average total assets	$4,715,159	$3,455,422	$4,205,339	$3,345,452
Less: average PPP loans, net of deferred PPP processing fees	220,488	0	132,385	0
Less: average estimated PPP related deposits	228,938	0	135,254	0
Less: average PPPLF excess funds held at the Federal Reserve	71,478	0	42,903	0
Adjusted average total assets (non-GAAP)	$4,194,255	$3,455,422	$3,894,797	$3,345,452
Adjusted return on average total assets, net of merger costs, prepayment penalties, branch closure costs and PPP-related assets (non-GAAP)(annualized)	1.10%	1.19%	1.00%	1.18%

Calculation of adjusted return on average common equity, net of merger costs, prepayment penalties and branch closure costs:
Net Income	$7,785	$10,357	$24,844	$29,597
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	3,803	0	4,322	0
Adjusted net income (non-GAAP)(net of tax)	$11,588	$10,357	$29,166	$29,597
Average shareholders' common equity	$351,489	$292,910	$331,971	$279,832
Adjusted return on average common equity, net of merger costs, prepayment penalties and branch closure costs (non-GAAP)(annualized)	13.12%	14.03%	11.74%	14.14%

Calculation of adjusted return on average tangible common equity, net of merger costs, prepayment penalties and branch closure costs:
Net Income	$7,785	$10,357	$24,844	$29,597
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	3,803	0	4,322	0
Adjusted net income (non-GAAP)(net of tax)	$11,588	$10,357	$29,166	$29,597
Average tangible common shareholders' equity	$307,257	$253,836	$291,333	$240,597
Adjusted return on average tangible common equity, net of merger costs, prepayment penalties and branch closure costs (non-GAAP)(annualized)	15.00%	16.19%	13.37%	16.45%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Calculation of adjusted earnings per common share, net of merger costs, prepayment penalties and branch closure costs:
	2020	2019	2020	2019
Net earnings allocated to common stock	$7,761	$10,320	$24,762	$29,483
Add: Merger costs, prepayment penalties and branch closure costs, after-tax allocated to common stock	3,793	0	4,308	0
Adjusted net earnings allocated to common stock (non-GAAP)	$11,554	$10,320	$29,070	$29,483

Weighted average common shares outstanding	16,616	15,197	15,785	15,218
Less: Average participating shares	47	51	50	58
Add: Dilutive shares	0	0	0	0
Weighted average shares and dilutive potential common shares	16,569	15,146	15,735	15,160

Adjusted diluted earnings per common share, net of merger costs, prepayment penalties and branch closure costs	$0.70	$0.68	$1.85	$1.94

Calculation of income before provision and income tax expense (1):
Net income	$7,785	$10,357	$24,844	$29,597
Add: Provision expense	3,306	2,118	12,065	5,212
Add: Income tax expense	1,983	2,258	5,469	6,262
Net income before provision and income tax expense (non-GAAP)	$13,074	$14,733	$42,378	$41,071

Calculation of income before provision, income tax, merger costs, prepayment penalties and branch closure costs (1):
Net income before provision and income tax expense (non-GAAP)	$13,074	$14,733	$42,378	$41,071
Add: Merger costs, prepayment penalties and branch closure costs	4,673	0	5,207	0
Net income before provision, income tax, merger costs, prepayment penalties and branch closure costs (non-GAAP)	$17,747	$14,733	$47,585	$41,071

Calculation of non-interest expenses excluding merger costs, prepayment penalties and branch closure costs:
Non-interest expense	$28,368	$21,444	$72,309	$64,603
Less: Merger costs, prepayment penalties and branch closure costs	4,673	0	5,207	0
Non-interest expense excluding merger costs, prepayment penalties and branch closure costs (non-GAAP)	$23,695	$21,444	$67,102	$64,603

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$42,692	$40,448	$121,551	$116,236
Interest expense (fully tax equivalent basis) (non-GAAP)	7,692	10,184	25,923	28,667
Net interest income (fully tax equivalent basis) (non-GAAP)	$35,000	$30,264	$95,628	$87,569

Average total earning assets	$4,441,326	$3,238,216	$3,951,669	$3,129,021
Less: average mark to market adjustment on investments	21,859	10,770	18,589	3,446
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,419,467	$3,227,446	$3,933,080	$3,125,575

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.15%	3.72%	3.25%	3.75%

Calculation of net interest margin (fully tax equivalent basis), net of PPP-related assets and PPP processing fees:
Net interest income (fully tax equivalent basis) (non-GAAP)	$35,000	$30,264	$95,628	$87,569
Less: Recognized PPP processing fees	678	0	683	0
Adjusted interest income (fully tax equivalent basis), net of PPP processing fees (non-GAAP)	$34,322	$30,264	$94,945	$87,569
Adjusted average total earning assets, net of market to market, PPP-related assets (non-GAAP)	$3,898,563	$3,227,446	$3,622,538	$3,125,575

Net interest margin, fully tax equivalent basis, net of PPP-related assets and PPP processing fees (non-GAAP) (annualized)	3.50%	3.72%	3.50%	3.75%

	(unaudited)		(unaudited)
	September 30,	December 31,	September 30,
	2020	2019	2019

Calculation of non-performing assets / Total assets, net of PPP-related assets:
Non-performing assets	$27,986	$23,430	$16,832

Total assets	$4,734,475	$3,763,659	$3,541,170
Less: PPP-related loans, net of deferred PPP processing fees	222,972	0	0
Less: estimated PPP deposits held at the Federal Reserve	231,484	0	0
Adjusted total assets, net of PPP and PPPLF (non-GAAP)	$4,280,019	$3,763,659	$3,541,170

Adjusted non-performing assets / total assets, net of PPP-related assets (non-GAAP)	0.65%	0.62%	0.48%

Calculation of allowance / loans, net of PPP-related loans and deferred PPP processing fees:
Total allowance for loan losses	$26,887	$19,473	$20,207

Total loans net of unearned income	$3,345,810	$2,804,035	$2,749,502
Less: PPP-related loans, net of deferred PPP processing fees	222,972	0	0
Adjusted total loans, net of unearned income, PPP-related loans and deferred PPP processing fees (non-GAAP)	$3,122,838	$2,804,035	$2,749,502

Adjusted allowance / loans, net of PPP-related loans deferred PPP processing fees (non-GAAP)	0.86%	0.69%	0.73%

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2020, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

September 30, 2020
Change in Basis Points	% Change in Net Interest Income
400	(3.5)%
300	(3.6)%
200	(2.9)%
100	(3.3)%
(100)	(2.7)%
(200)	(5.7)%

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2019 Form 10-K, and Part II, Item 1A of the Corporation's Quarter Reports for the quarters ended March 31, 2020 and June 30, 2020:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2020	0	$0	0	249,731
August 1 – 31, 2020	0	0	0	249,731
September 1 – 30, 2020	66,600	14.72	66,600	183,131

(1)The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of September 30, 2020, there were 183,131 shares remaining in the program.

Additionally, during the quarter ended September 30, 2020, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the 2019 Stock Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1
Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1
Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.2
Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 5, 2020	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 5, 2020	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)