Form 10-K
period 2020-12-31
CNB FINANCIAL CORP/PA
filed 2021-03-04
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $261,038,280
The number of shares outstanding of the registrant’s common stock as of March 2, 2021: 16,884,226 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on April 20, 2021 are incorporated by reference into Part III of this report.

PART I.

ITEM 1.  BUSINESS

CNB Financial Corporation (the "Corporation") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank (the "Bank"), and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank.

On July 17, 2020, the Corporation completed its previously announced acquisition of Bank of Akron, pursuant to that certain Agreement and Plan of Merger, dated as of December 18, 2019 (the "Merger Agreement"), by and among the Corporation, CNB Bank and Bank of Akron. Under the terms of the Merger Agreement, Bank of Akron merged with and into CNB Bank (the "Merger"), with CNB Bank continuing as the surviving entity. Banking offices of Bank of Akron operate under the trade name BankOnBuffalo, a division of CNB Bank.

Pursuant to the Merger Agreement, for each share of Bank of Akron common stock, Bank of Akron shareholders were entitled to elect to receive either (x) $215.00 in cash or (y) 6.6729 shares of the Corporation's common stock and received cash in lieu of fractional shares. Elections were subject to proration procedures whereby at least 75% of the shares of Bank of Akron common stock were exchanged for shares of the Corporation's common stock. Based on the elections and proration procedures, the total consideration payable to Bank of Akron shareholders was approximately $40.8 million, comprised of approximately $16.1 million in cash and 1,501,321 shares of the Corporation's common stock, net of fractional shares, valued at approximately $24.7 million based on the July 17, 2020 closing price of $16.43 per share of the Corporation's common stock.

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

CNB Bank

The Bank was originally chartered as a national bank in 1934 and is now a Pennsylvania-chartered bank. The CNB Bank franchise operates 18 full-service branch locations in Pennsylvania.

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank is continues to operate one of these branch locations within its ERIEBANK franchise, with the other location ceasing operations in August 2020. In January 2020, the Corporation established a loan production office ("LPO") in Cleveland, Ohio. This LPO operates within the ERIEBANK division. The Bank currently operates ten full-service branch locations and one LPO as ERIEBANK, a division of the Bank, with its headquarters in Erie, Pennsylvania.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. The Bank currently operates seven full-service branch locations as FCBank, a division of the Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the state of New York as BankOnBuffalo, a division of the Bank. In July 2020, the Corporation acquired Bank of Akron, with its branch locations operating with BankOnBuffalo. The Bank currently operates nine branch locations and one drive-up office as BankOnBuffalo, a division of the Bank, with its headquarters in Buffalo, New York.

The Bank has 44 full-service branch offices located in various communities in its market area. The Bank’s primary market area includes the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. BankOnBuffalo, a division of the Bank, operates in Erie and Niagara counties, New York.

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

2020 Cybersecurity Incident

In the fourth quarter of 2020, we experienced a cybersecurity incident following the receipt by one employee of a malicious "phishing" email. Once the activity was identified as potential unauthorized access, the Corporation acted to stop the intrusion and deployed its Information Security team to conduct an investigation and determine the scope of the unauthorized access, including the specific information impacted. Based on our investigation, the unauthorized access occurred from the end of November 2020 through the beginning of December 2020. The Corporation’s core systems were unaffected, as the unauthorized access was limited to the employee’s email. The Corporation engaged a third-party cybersecurity response firm to review the compromised emails for personally identifiable information ("PII"), and to determine which of our customers were impacted by this cybersecurity incident. The Corporation will notify all customers with potentially compromised PII.

The Corporation has taken actions to provide individuals with tools to protect their PII. The Company has devoted substantial resources to notify impacted individuals of the incident and to provide free services to assist these individuals in monitoring their identity information. Although the Corporation’s core systems were not compromised, the Corporation continues to enhance its data security systems, technology platforms, employee education and risk management processes, in an effort to underpin its business strategy.

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

Supervision and Regulation

The Corporation is a bank holding company that has elected financial holding company status, and the Bank is a Pennsylvania state-chartered bank that is not a member of the Federal Reserve System. Accordingly, the Corporation is subject to the oversight of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Pennsylvania Department of Banking and is regulated under the BHC Act, and the Bank is subject to the oversight of the Pennsylvania Department of Banking and Federal Deposit Insurance Corporation ("FDIC"), as its primary federal regulator. The Corporation and the Bank are also subject to various requirements and restrictions under federal and state law, such as requirements to maintain reserves against deposits, restrictions on the types, amounts and terms and conditions of loans that may be granted, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operation of the Bank and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Consumer Financial Protection Bureau ("CFPB") is authorized to write rules on consumer financial products and services which could affect the operations of the Bank and Holiday. In addition to the impact of regulation, commercial banks are significantly affected by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as the Federal Reserve Board attempts to control the money supply and credit availability in the U.S. in order to influence the economy.

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

In addition to the summary below, as a result of the COVID-19 pandemic, the U.S. bank regulators issued several letters and other guidance during the course of 2020 to bank holding companies and banks regarding expectations for supporting the community and certain related temporary regulatory changes or accommodations, including, for example, temporary relief for banks that may exceed certain regulatory asset thresholds due in large part to their participation in government programs established in response to the COVID-19 pandemic. The Corporation continues to monitor guidance and developments related to COVID-19.

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

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies are those that are so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. Permissible activities for financial holding companies include those "so closely related to banking as to be a proper incident thereto" as well as certain additional activities deemed "financial in nature or incidental to such financial activity" or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of the depository institution or the financial system.

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

Source of Strength Doctrine

Under Section 616 of the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of financial and managerial strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility, and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board regulations, or both. This doctrine is commonly known as the "source of strength" doctrine.

Identity Theft

The Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission (together with the SEC, the "Commissions") jointly issued final rules and guidelines to require certain regulated entities to establish programs to address risks of identity theft. The rules and guidelines implement provisions of the Dodd-Frank Act. These provisions amend Section 615(e) of the Fair Credit Reporting Act and directed the Commissions to adopt rules requiring entities that are subject to the Commissions’ jurisdiction to address identity theft in two ways. First, the rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Second, the rules establish special requirements for any credit and debit card issuers that are subject to the Commissions’ jurisdiction to assess the validity of notifications of changes of address under certain circumstances.

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

The Capital Rules, among other things:
•revise minimum capital requirements and adjust prompt corrective action thresholds;
•revise the components of regulatory capital, including adding a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and increasing the minimum Tier 1 capital ratio requirement from 4% to 6%;
•retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•permit most banking organizations to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•implement the capital conservation buffer beginning January 1, 2016, which was phased in incrementally until it reached 2.5% of risk-weighted assets, in addition to the minimum common equity Tier 1, Tier 1 and total capital ratios, on January 1, 2019;
•require a minimum leverage ratio of 4%;
•require a total capital ratio of 8%;
•increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and
•remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

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

In July 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions could implement the simplification rule beginning on January 1, 2020 and were required to implement them by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 will cease to apply to an institution in the quarter in which it adopted the simplification rule.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simply the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of f a certain size ( greater than 8 percent through 2020, 8.5 percent through 2021 and 9 percent thereafter), we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. To date, we have not opted in to this community bank leverage ratio framework.
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

Prompt Corrective Action and Safety and Soundness

Under applicable "prompt corrective action" ("PCA") statutes and regulations, depository institutions are placed into one of five capital categories, ranging from "well capitalized" to "critically undercapitalized." The PCA statute and regulations provide for progressively more stringent supervisory measures as an insured depository institution’s capital category declines. An institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. An undercapitalized depository institution must submit an acceptable restoration plan to the appropriate federal banking agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations.

At December 31, 2020, the Bank qualified as "well capitalized" under applicable regulatory capital standards. Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the record of all financial institutions it supervises to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank received a CRA rating of "Satisfactory" at its most recent CRA exam.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act and the implementing Regulation W. The Bank's "affiliates" for purposes of these sections include, among other potential entities, the Corporation and its direct subsidiaries. Section 23A requires that loans or extensions of credit by the Bank to an affiliate, purchases by the Bank of securities issued by an affiliate, purchases by the Bank of assets from an affiliate (except as may be exempted by order or regulation), the Bank’s acceptance of securities or debt obligations issued by an affiliate as collateral for a loan or extension of the credit to a third party, the Bank’s acceptance of a guarantee or letter of credit on behalf of an affiliate, a transaction with an affiliate involving the borrowing or lending of securities to the extent the transaction causes the Bank to have credit exposure to the affiliate, and a derivative transaction with an affiliate, to the extent the Bank will have credit exposure to the affiliate (collectively, "Covered Transactions") be on terms and conditions consistent with safe and sound banking practices. Section 23A also imposes quantitative restrictions on the amount of and collateralization requirements on such transactions. Section 23B requires that all Covered Transactions and certain other transactions, including the sale of securities or other assets by the Bank to an affiliate and the payment of money or the furnishing of services by the Bank to an affiliate, be on terms comparable to those prevailing for similar transactions with nonaffiliates.

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

The FDIC uses a risk-based assessment system that imposes insurance premiums based on a risk matrix that takes into account the bank’s capital level and supervisory rating. The base for insurance assessments is the average consolidated total assets less tangible equity capital of a financial institution. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The FDIC adopted a final rule effective June 26, 2020, and applied as of April 1, 2020, to mitigate the effect on deposit insurance assessments of a bank’s participation in the Paycheck Protection Program, the Paycheck Protection Program Liquidity Facility and the Money Market Mutual Fund Liquidity Facility in connection with the COVID-19 pandemic.

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

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Bank has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation

The United States government has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The Office of Foreign Assets Control-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other Federal Laws and Regulations

State usury and other credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. The Bank is also subject to lending limits on loans to one borrower and regulatory guidance on concentrations of credit. The Bank’s loans and other products and services are also subject to numerous federal and state consumer financial protection laws, including, but not limited to, the following:

•Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;
•Truth-in-Savings Act, which governs disclosures of the terms of deposit accounts to consumers;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to regulators to enable determinations as to whether financial institutions are fulfilling their obligations to meet the home lending needs of the communities they serve and not discriminating in their lending practices;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, sex or other prohibited factors in extending credit;
•Real Estate Settlement Procedures Act, which imposes requirements relating to real estate settlements, including requiring lenders to disclose certain information regarding the nature and cost of real estate settlement services;
•Fair Credit Reporting Act, covering numerous areas relating to certain types of consumer information and identity theft;
•Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require that financial institutions provide privacy policies to consumers, to allow customers to "opt out" of certain sharing of their nonpublic personal information, and to safeguard sensitive and confidential customer information;
•Electronic Funds Transfer Act, which is a consumer protection law regarding electronic fund transfers; and
•Numerous other federal and state laws and regulations, including those related to consumer protection and bank operations.

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

Human Capital

As of December 31, 2020, the Corporation had a total of 651 employees, of which 601 were full time and 50 were part time. The Corporation respects, values, and invites diversity in our employees, customers and communities. We seek to recognize the unique contribution each individual brings to our Corporation, and we are fully committed to supporting a diverse workplace that understands, accepts and values the similarities and differences between individuals.

The Corporation’s key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, the Corporation’s Employee Experience programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance the Corporation’s culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to better support employees at work.

The Corporation's employees actively participate in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2020, employees donated 3,800 hours in support of more than 310 organizations. Even through a pandemic, the Corporation's employees found creative ways to give back to their communities. Employee volunteers are recognized for their efforts by public recognition on social media and reward points to be redeemed for gift cards, company branded gifts and prizes.

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

Economic Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and another pandemic or public health crisis in the future could have a material adverse effect on our business, results of operations and financial condition. Such effects will depend on future developments, that are highly uncertain and difficult to predict.

Since first being reported in December 2019, the novel strain of coronavirus (COVID-19) has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Global health concerns relating to the COVID-19 pandemic outbreak and related government actions taken to reduce the spread of the virus have significantly and adversely affected the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

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

The ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Nevertheless, any of the negative effects of the COVID-19 pandemic, including those described above, alone or in combination with others, have had and may continue to have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in this Part I, "Item 1A. Risk Factors".

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

The Corporation continues to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on the Corporation and on others in the financial services industry. In particular, the Corporation may face the following risks in connection with the economic or market environment:

•The Corporation’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
•The Corporation faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.
•Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.
•Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
•Competition in banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

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

Management and the Corporation's Board of Directors, through the Asset-Liability Committee ("the ALCO"), monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

Changes in economic conditions, including consumer savings habits and availability of or access to capital, could potentially have a significant impact on the Bank’s liquidity position, which in turn could materially impact the Corporation’s financial condition, results of operations and cash flows.

Credit and Interest Rate Risks

The Bank’s allowance for credit losses may not be adequate to cover loan losses which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. Following the issuance by the Financial Accounting Standards Board (“FASB”) of Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” the Corporation adjusted its loan allowance methodology to reflect the new standard, which requires periodic estimates of lifetime expected credit losses on financial assets and categorizes expected credit losses as allowances for credit losses under the current expected credit loss ("CECL") methodology. The Corporation measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the models utilized by the Corporation to estimate expected credit losses include a discounted cash flow ("DCF") model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity ("WARM") model which contemplates expected losses at a pool-level, utilizing historic loss information. The Corporation's models for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

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

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management believes that the processes in place for assessing the appropriate level of the allowance for loan losses are robust, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses in the future. Moreover, management expects that the CECL methodology may create more volatility in the level of our allowance for loan losses from quarter to quarter as changes in the level of allowance for loan losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality. These factors could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. For further information on risk relating to interest rates, refer to Part I, Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," herein.

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

The Bank may be required to record other-than-temporary impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including collateral deterioration underlying certain private label mortgage-backed securities, lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could negatively affect the Bank’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on the Corporation’s results of operations and financial condition.

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

In 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate ("LIBOR"), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR in derivatives and other financial contracts. The U.S. bank regulators issued a Statement on LIBOR Transition on November 30, 2020 encouraging banks to transition away from U.S. Dollar (USD) LIBOR as soon as practicable and in any event by December 31, 2021 for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023. We are not able to predict with certainty when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If such an increase or decrease were to occur, our interest payments that are higher or lower than if LIBOR were to remain available in its current form.

We have a number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates (including SOFR) are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in the Corporation’s Securities

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

The Corporation’s stock price may fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include the Corporation’s:

•past and future dividend practice;
•financial condition, performance, creditworthiness and prospects;
•quarterly variations in the Corporation’s operating results or the quality of the Corporation’s assets;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to the Corporation’s future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Corporation or its competitors;
•the operating and securities price performance of other companies that investors believe are comparable to the Corporation;
•future sales of the Corporation’s equity or equity-related securities;
•the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•instability in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, budget deficits or sovereign debt level concerns and other geopolitical, regulatory or judicial events.

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

Operational and Strategic Risks

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. For example, one of these significant estimates is the allowance for credit losses. Due to the inherent nature of estimates, the Corporation cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, which could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

Many regional, national and international competitors have far greater assets and capitalization than the Corporation has and greater resources to invest in technology and access to capital markets and can consequently offer a broader array of financial services than it can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, "Competition," herein.

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

Although to date the Corporation has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. For example, in the fourth quarter of 2020, the Corporation experienced a cybersecurity incident following the receipt by an employee of a malicious "phishing" email that resulted in third party access to the employee’s email and the potential compromise of PII. The Corporation’s core systems were unaffected, as the unauthorized access was limited to the employee’s emails. The Corporation continues to enhance its data security systems, technology platforms, employee education and risk management processes, in an effort to underpin its business strategy. In connection with these efforts, we have incurred costs and expect to incur additional costs as we continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. While our efforts were able to identify and remediate this specific incident, and we have additional controls in place to further mitigate future occurrences, the risk exists that a similar cyber incident could occur in the future.

The Corporation’s risk and exposure to these matters, including future "phishing" attempts like the 2020 incident, remain heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Corporation’s controls, processes and practices designed to protect its and its subsidiaries systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation. As cyber threats continue to evolve, the Corporation may be required to expend further significant resources to continue to modify or enhance its protective measures or to investigate and remediate any future information security vulnerabilities.

Risks Related to Legal and Compliance Matters

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

Failure to comply with laws, including the Bank Secrecy Act and USA Patriot Act, regulations or policies could result in sanctions by regulatory agencies, restrictions, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations and/or cause the Corporation to lose its financial holding company status. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Supervision and Regulation" in Part I, Item 1 of this report for further information.

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

General Risks

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

The Corporation maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include, but are not limited to: strategic, interest-rate, credit, liquidity, operations, pricing, reputation, compliance, litigation, and cybersecurity. While the Corporation assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Corporation's risk-management program, or if its controls break down, the Corporation's results of operations and financial condition may be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 44 full-service offices. Of these 44 offices, 23 are owned and 20 are leased from independent owners and one is leased from the Corporation. Holiday has nine full-service offices, of which eight are leased from independent owners and one is leased from the Corporation. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from three to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Global Select Market of The NASDAQ Stock Market LLC ("NASDAQ") under the symbol "CCNE." As of December 31, 2020, the number of shareholders of record of the Corporation’s common stock was 5,428.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2020	0	$0	0	183,131	(1)
November 1 – 30, 2020	0	$0	0	183,131	(1)
December 1 – 31, 2020	0	$0	0	183,131	(1)

(1)The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2020, there were 183,131 shares remaining for repurchase under the program.

Additionally, during the quarter ended December 31, 2020, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2015 and ending December 31, 2020.

 CNB Financial Corporation

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
CNB Financial Corporation
SNL Bank NASDAQ
NASDAQ Composite

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
CNB Financial Corporation	100.00	153.40	154.62	138.44	202.02	136.35
SNL Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64

Source : S&P Global Market Intelligence
© 2020

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements as of December 31, 2020 and 2019 and for the three years ended December 31, 2020, 2019, and 2018, and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 has been derived from our audited historical financial statements.

	Year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans including fees	$152,687	$139,867	$118,193	$97,005	$81,209
Securities:
Taxable	12,362	12,472	9,921	8,165	9,134
Tax-exempt	1,441	2,372	2,739	2,983	3,390
Dividends	677	1,017	1,017	721	582
Total interest and dividend income	167,167	155,728	131,870	108,874	94,315
INTEREST EXPENSE:
Deposits	24,142	30,202	17,228	9,312	8,470
Borrowed funds	4,534	5,349	5,856	4,021	2,981
Subordinated debentures	3,780	3,979	3,866	4,032	1,577
Total interest expense	32,456	39,530	26,950	17,365	13,028
NET INTEREST INCOME	134,711	116,198	104,920	91,509	81,287
PROVISION FOR CREDIT LOSS EXPENSE (1)	15,354	6,024	6,072	6,655	4,149
Net interest income after provision for credit losses	119,357	110,174	98,848	84,854	77,138
NON-INTEREST INCOME	28,059	25,975	20,723	21,435	17,691
NON-INTEREST EXPENSES	107,326	87,508	79,342	70,037	67,118
INCOME BEFORE INCOME TAXES	40,090	48,641	40,229	36,252	27,711
INCOME TAX EXPENSE	7,347	8,560	6,510	12,392	7,171
NET INCOME	32,743	40,081	33,719	23,860	20,540
Preferred stock dividends	1,147	0	0	0	0
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,596	$40,081	$33,719	$23,860	$20,540
PER SHARE DATA:
Basic	$1.97	$2.63	$2.21	$1.57	$1.42
Fully diluted	1.97	2.63	2.21	1.57	1.42
Dividends declared	0.68	0.68	0.67	0.66	0.66
Book value per share at year end	21.29	20.00	17.28	15.98	14.64
AT END OF PERIOD:
Total assets	$4,729,399	$3,763,659	$3,221,521	$2,768,773	$2,573,821
Securities	591,557	552,122	524,649	416,859	500,693
Loans	3,371,789	2,804,035	2,474,557	2,145,959	1,873,536
Allowance for credit losses	34,340	19,473	19,704	19,693	16,330
Deposits	4,181,744	3,102,327	2,610,786	2,167,815	2,017,522
FHLB and other borrowings	0	227,907	245,117	257,359	237,004
Subordinated debentures	70,620	70,620	70,620	70,620	70,620
Deposits held for sale	0	0	0	0	6,456
Shareholders’ equity	416,137	304,966	262,830	243,910	211,784
KEY RATIOS:
Return on average assets	0.75%	1.17%	1.12%	0.89%	0.85%
Return on average common equity	9.35%	14.05%	13.46%	9.97%	9.69%
Loan to deposit ratio	80.63%	90.38%	94.78%	98.99%	92.86%
Dividend payout ratio	34.54%	25.82%	30.35%	42.31%	46.48%
Average equity to average assets ratio	8.24%	8.36%	8.33%	8.93%	8.76%
(1) Beginning January 1, 2020, the allowance for credit losses was calculated in accordance with Accounting Standards Codification Topic 326, "Financial Instruments – Credit Losses" ("ASC 326").

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

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of the financial instruments owned by the Corporation. The Corporation uses its asset-liability management policy and systems to control, monitor and manage interest rate risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans to customers and the purchase of securities. The Corporation manages credit risk by following an established credit policy and using a disciplined evaluation of the adequacy of the allowance for credit losses. Also, the Corporation's investment policy limits the amount of credit risk that may be taken in the securities portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Corporation has established guidelines within its asset-liability management policy to manage liquidity risk. These guidelines include contingent funding alternatives.

Forward-Looking Statements

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to CNB’s financial condition, liquidity, results of operations, future performance and business. These forward-looking statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond CNB’s control). Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future conditional verbs such as "may," "will," "should," "would" and "could." CNB’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Corporation, our customers and the global economy and financial markets. The COVID-19 pandemic has impacted us and our customers significantly, and the extent that it continues to impact us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

The forward-looking statements contained herein are based upon management’s beliefs and assumptions. Any forward-looking statement made herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. CNB undertakes no obligation to publicly update or revise any forward-looking statements included in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except to the extent required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur and you should not put undue reliance on any forward-looking statements.

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
•Efficiency ratio;
•Earnings per share;
•Non-performing assets/total assets and allowance for loan credit/loans.

A reconciliation of these non-GAAP financial measures is provided below in the "Non-GAAP Financial Measures" section.

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

In addition, the global outbreak of COVID-19 and the public health measures that have been undertaken in response have had, and will continue to have, significant repercussions across regional and global economies and financial markets. The COVID-19 pandemic, its associated responsive measures and the resulting economic slowdown have disrupted our business and are expected to continue to have a significant impact on our business, financial performance and operating results. Since we cannot estimate when the COVID-19 pandemic and the associated responsive measures will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, management will continue to proactively implement strategies to mitigate the impact of the pandemic on the Corporation’s business, risk profile and financial performance.

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

•Temporarily closed all branch lobbies to non-employees, except for certain limited cases by appointment only. Based on updated governmental guidelines, the Corporation re-opened its branch lobbies, while enforcing safe practices in order to serve its consumer and business customers. In addition, the Corporation continued to offer its customers alternatives through its drive-through capabilities, network of ATMs, internet banking, mobile application and telephone customer service capabilities;

•Expanded remote-access availability for the Corporation's workforce to work from home or other remote locations. The Corporation has taken appropriate efforts to ensure that activities are performed in accordance with the Corporation's compliance and information security policies, which are designed to ensure customer data and other information is properly safeguarded;

•Instituted mandatory social distancing policies for those employees not working remotely. Members of branch and operation teams were split into separate teams to provide a higher level of safety for employees and redundancy for key functions across the Corporation. Based upon updated governmental guidelines, the Corporation has reintegrated its branch teams and the majority of its operation teams, while continuing to require social distancing, wearing of masks and other appropriate safety precautions; and

•To ensure the safety of its customers and employees, the Corporation continues to monitor the COVID-19 pandemic closely and update its response plan accordingly.

Non-interest costs are expected to increase with the growth of the Corporation; however, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced non-interest income, which is expected to more than offset increases in non-interest expenses in 2021 and beyond. Although the Corporation's discussion regarding its financial performance distinguishes between certain markets and Private Banking, it does not meet the criteria for discrete segment reporting of its operating results. Management's conclusion was based on the limited level of financial information available to segregate operating results, coupled with the fact that no operating results are available for the Corporation's Chief Operating Decision Maker to review on a regular basis.

All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2020 Balance	$ Change vs. prior year	% Change vs. prior year	2019 Balance	$ Change vs. prior year	% Change vs. prior year	2018 Balance
Total assets	$4,729.4	$965.7	25.7%	$3,763.7	$542.1	16.8%	$3,221.5
Total loans, net of allowance for credit losses	3,337.4	552.9	19.9%	2,784.6	329.7	13.4%	2,454.9
Total securities	591.6	39.4	7.1%	552.1	27.5	5.2%	524.7
Total deposits	4,181.7	1,079.4	34.8%	3,102.3	491.5	18.8%	2,610.8
Total shareholders’ equity	416.1	111.2	36.5%	305.0	42.1	16.0%	262.8

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans," for more information about pooling of loans for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	12/31/2020			12/31/2019			12/31/2018
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$505,770	2.35%	$11,510	$436,122	2.77%	$11,973	$365,790	2.62%	$9,733
Tax-Exempt (1) (2)	55,460	3.32%	1,772	85,802	3.40%	2,867	97,412	3.42%	3,326
Equity Securities (1) (2))	12,814	5.89%	755	18,203	6.17%	1,123	19,133	5.89%	1,170
Total Securities	574,044	2.53%	14,037	540,127	2.99%	15,963	482,335	2.91%	14,229
Loans:
Commercial (2)	1,230,615	4.80%	59,016	987,974	5.35%	52,868	820,547	4.98%	40,846
Mortgage (2)	1,783,980	4.76%	84,857	1,539,208	5.04%	77,501	1,422,021	4.88%	69,338
Consumer	100,576	9.71%	9,766	102,928	10.08%	10,373	85,776	10.16%	8,717
Total Loans (3)	3,115,171	4.93%	153,639	2,630,110	5.35%	140,742	2,328,344	5.11%	118,901
Other Earning Assets	402,861	0.21%	852	24,674	2.02%	499	4,536	4.14%	188
Total earning assets	4,092,076	4.14%	$168,528	3,194,911	4.93%	$157,204	2,815,215	4.73%	$133,318
Non-Interest Earning Assets
Cash & Due From Banks	42,001			33,218			31,498
Premises, Equipment and Right of Use Assets	75,516			68,744			49,985
Other Assets	166,511			137,519			133,115
Allowance for Credit Losses	(28,962)			(20,655)			(21,511)
Total Non-Interest Earning Assets	255,066			218,826			193,087
Total Assets	$4,347,142			$3,413,737			$3,008,302
Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – interest bearing	$755,200	0.24%	$1,781	$580,244	0.42%	$2,455	$582,289	0.38%	$2,209
Savings	1,923,214	0.66%	12,775	1,450,653	1.39%	20,138	1,077,210	0.85%	9,184
Time	445,408	2.15%	9,586	371,464	2.05%	7,609	383,531	1.52%	5,835
Total interest bearing deposits	3,123,822	0.77%	24,142	2,402,361	1.26%	30,202	2,043,030	0.84%	17,228
Short-term borrowings	0	0.00%	0	16,022	2.65%	425	37,363	1.91%	713
Long-term borrowings	221,436	2.05%	4,534	229,377	2.15%	4,924	250,242	2.06%	5,143
Subordinated Debentures	70,620	5.35%	3,780	70,620	5.63%	3,979	70,620	5.47%	3,866
Total interest bearing liabilities	3,415,878	0.95%	$32,456	2,718,380	1.45%	$39,530	2,401,255	1.12%	$26,950
Demand – non-interest bearing	516,724			360,208			327,014
Other liabilities	56,377			49,825			29,537
Total Liabilities	3,988,979			3,128,413			2,757,806
Shareholders’ Equity	358,163			285,324			250,496
Total Liabilities and Shareholders’ Equity	$4,347,142			$3,413,737			$3,008,302
Interest Income/Earning Assets		4.14%	$168,528		4.93%	$157,204		4.73%	$133,318
Interest Expense/Interest Bearing Liabilities		0.95%	32,456		1.45%	39,530		1.12%	26,950
Net Interest Spread		3.19%	$136,072		3.48%	$117,674		3.61%	$106,368
Interest Income/Earning Assets		4.14%	$168,528		4.93%	$157,204		4.73%	$133,318
Interest Expense/Earning Assets		0.80%	32,456		1.24%	39,530		0.96%	26,950
Net Interest Margin		3.34%	$136,072		3.69%	$117,674		3.77%	$106,368

(1) Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

(2) Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 21% for the years end December 31, 2020, 2019 and 2018. Interest income has been increased by $1.4 million, $1.5 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

(3) Average balance outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income is loan fees of $10,438, $4,048, and $3,935 for the years ended December 31, 2020, 2019, and 2018, respectively. Loan fees for the year ended December 31, 2020 included $5.1 million in Paycheck Protection Program ("PPP") deferred processing fees.

The following table presents the change in net interest income for the years specified.

Net Interest Income Rate-Volume Variance	For Twelve Months Ended December 31, 2020 over (under) 2019 Due to Change In (1)			For Twelve Months Ended December 31, 2019 over (under) 2018 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$1,369	$(1,832)	$(463)	$1,691	$549	$2,240
Tax-Exempt (2)	(1,026)	(69)	(1,095)	(440)	(19)	(459)
Equity Securities (2)	(317)	(51)	(368)	(101)	54	(47)
Total Securities	26	(1,952)	(1,926)	1,150	584	1,734
Loans:
Commercial (2)	11,582	(5,434)	6,148	8,986	3,036	12,022
Mortgage (2)	11,666	(4,310)	7,356	5,888	2,275	8,163
Consumer	(226)	(381)	(607)	1,725	(69)	1,656
Total Loans	23,022	(10,125)	12,897	16,599	5,242	21,841
Other Earning Assets	800	(447)	353	407	(96)	311
Total Earning Assets	$23,848	$(12,524)	$11,324	$18,156	$5,730	$23,886

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$413	$(1,087)	$(674)	$(9)	$255	$246
Savings	3,139	(10,502)	(7,363)	5,184	5,770	10,954
Time	1,591	386	1,977	(247)	2,021	1,774
Total Interest Bearing Deposits	5,143	(11,203)	(6,060)	4,928	8,046	12,974
Short-Term Borrowings	0	(425)	(425)	(566)	278	(288)
Long-Term Borrowings	(163)	(227)	(390)	(448)	229	(219)
Subordinated Debentures	0	(199)	(199)	0	113	113
Total Interest Bearing Liabilities	$4,980	$(12,054)	$(7,074)	$3,914	$8,666	$12,580

Change in Net Interest Income	$18,868	$(470)	$18,398	$14,242	$(2,936)	$11,306

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.

(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2020 and December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents totaled $532.7 million at December 31, 2020, including additional excess liquidity of $483.2 million held at the Federal Reserve. Cash and cash equivalents totaled $193.0 million at December 31, 2019. The significant increase in liquidity is the result of the Corporation's growth in deposits during 2020.

In addition to the Corporation's deposit growth strategies, management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, Federal Home Loan Bank financing availability, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due.

Securities

Securities available for sale and trading securities totaled $591.6 million and $552.1 million at December 31, 2020 and 2019, respectively. Note 3, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.
The following table sets forth the carrying value of our debt securities available-for-sale portfolio at year-end December 31, 2020, 2019, and 2018.

	December 31, 2020				December 31, 2019				December 31, 2018
	Amortized	Unrealized		Market	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale
U.S. Government Sponsored Entities	$150,404	$6,698	$(60)	$157,042	$124,189	$2,924	$(19)	$127,094	$134,010	$254	$(1,570)	$132,694
State and Political Subdivisions	67,819	3,186	(122)	70,883	101,177	3,288	(102)	104,363	134,662	1,942	(573)	136,031
Residential and multi-family mortgage	306,054	9,276	(138)	315,192	273,404	4,117	(885)	276,636	209,126	500	(3,573)	206,053
Corporate notes and bonds	15,221	105	(400)	14,926	8,350	14	(282)	8,082	12,356	22	(601)	11,777
Pooled SBA	24,975	912	(1)	25,886	25,063	274	(163)	25,174	30,163	135	(924)	29,374
Other	1,020	0	(41)	979	1,020	0	(56)	964	1,020	0	(86)	934
	$565,493	$20,177	$(762)	$584,908	$533,203	$10,617	$(1,507)	$542,313	$521,337	$2,853	$(7,327)	$516,863

The following table sets forth the maturities of debt securities in our available-for-sale portfolio as of December 31, 2020.

Maturity Distribution of Debt Securities Available-for-Sale
December 31, 2020

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Pooled SBA, Residential and Multi- Family Mortgage and Commercial Mortgage
	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)	$ Amt.	Yield (1)
Debt Securities Available for Sale (2)
U.S. Government Sponsored Entities	$38,695	1.82%	$89,331	1.58%	$29,016	2.96%
State and Political Subdivisions	12,547	3.47%	20,153	3.37%	28,852	3.11%	$9,331	3.07%
Corporate notes and bonds	2,206	0.91%	2,180	0.59%	8,875	3.33%	1,665	5.18%
Pooled SBA									$25,886	2.38%
Residential and multi-family mortgage									315,192	2.69%
Other			979	1.63%
Total	$53,448	2.17%	$112,643	1.88%	$66,743	3.07%	$10,996	3.39%	$341,078	2.67%

(1) The weighted average yields are based on market value and effective yields weighted for the scheduled maturity with tax-exempt securities adjusted to a taxable-equivalent basis using a tax rate of 21%.

(2) The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the US Treasury and governmental sponsored entities.

The Corporation generally purchases debt securities over time and does not attempt to "time" its transactions, which allows for more efficient management of fluctuations in the interest rate environment.

The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the ALCO. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of our customers.

Loans

As detailed in the tables below, at December 31, 2020, the Corporation had $3.4 billion in loans outstanding, an increase of $567.8 million, or 20%, since December 31, 2019, as a result of $319.1 million of acquired loans from Bank of Akron, net of fair value adjustments, $155.5 million in PPP loans, net of PPP deferred processing fees ("PPP-related loans") and $92.7 million, or 3.3%, of organic growth, primarily from our Cleveland and Buffalo regions. Since 2016, the Corporation's loan portfolio has increased approximately $1.5 billion, primarily as a result of management's continued focus on developing and maintaining customer relationships coupled with the impact of PPP loans and the acquisition of Bank of Akron in 2020.

2020
Farmland	$23,316
Owner-occupied, nonfarm nonresidential properties	407,924
Agricultural production and other loans to farmers	2,664
Commercial and Industrial	663,550
Obligations (other than securities and leases) of states and political subdivisions	132,818
Other loans	11,961
Other construction loans and all land development and other land loans	205,734
Multifamily (5 or more) residential properties	212,815
Non-owner occupied, nonfarm nonresidential properties	640,945
1-4 Family Construction	27,768
Home equity lines of credit	109,444
Residential Mortgages secured by first liens	777,030
Residential Mortgages secured by junior liens	53,726
Other revolving credit plans	25,507
Automobile	25,344
Other consumer	42,792
Credit cards	8,115
Overdrafts	336
Total loans	$3,371,789

	2019	2018	2017	2016
Commercial, industrial and agricultural	$1,046,665	$916,297	$704,606	$567,800
Commercial mortgages	814,002	697,776	644,597	574,826
Residential real estate	814,030	771,309	713,347	652,883
Consumer	124,785	86,035	80,193	74,816
Credit cards	7,569	7,623	6,753	6,046
Overdrafts	2,146	308	352	595
Gross loans	2,809,197	2,479,348	2,149,848	1,876,966
Less: unearned income	5,162	4,791	3,889	3,430
Total loans net of unearned	$2,804,035	$2,474,557	$2,145,959	$1,873,536

The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented.

The Corporation expects to continue to achieve robust loan growth in 2021 as a result of its diversified markets and its focus on core customer acquisition strategies.

Customer Support Strategies and Loan Portfolio Profile

The Corporation participated in the PPP provided under the auspices of the Small Business Administration ("SBA"). Under this program, the Corporation lent money primarily to its existing loan and/or deposit customers, based on a predetermined SBA-developed formula, intended to incentivize small business owners to retain their employees. These loans carry a customer rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination. As of December 31, 2020, the Corporation had outstanding $159.6 million in PPP loans, or 1,528 PPP loans, at a rate of 1.00% together with deferred PPP processing fees of approximately $4.1 million. For the three and twelve months ended December 31, 2020, the Corporation recognized $4.5 million and $5.1 million, respectively, in deferred PPP processing fees ("PPP-related fees").

In addition to participating in the PPP, during the year ended December 31, 2020, the Corporation deferred loan payments for several of its commercial and consumer customers, as determined by the financial needs of each customer. As of December 31, 2020, the COVID-19 related loans with deferred loan payment arrangements, totaled $151.0 million, or 4.5% of total loans outstanding, consisting of 112 loans, totaling $107.2 million, for which principal and interest were deferred, and 55 loans, totaling $43.8 million, for which principal only was deferred. Loan payment deferrals by loan type were as follows:

•Commercial and industrial loans – 44 loans, totaling $39.1 million;
•Commercial real estate loans – 23 loans, totaling $101.8 million;
•Residential mortgage loans – 88 loans, totaling $9.9 million; and
•Consumer loans – 12 loans, totaling $154 thousand.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels and Restaurants/Fast Foods industries represent a potentially higher level of credit risk, as many of these customers have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders as well as travel limitations. At December 31, 2020, the Corporation had loan concentrations for these industries as follows, excluding PPP-related loans:

•Hotels/Motels – $206.6 million, or 6.42% of total loans outstanding, excluding PPP-related loans; and
•Restaurants/Fast Foods – $30.1 million, or 0.94% of total loans outstanding, excluding PPP-related loans.

Maturity Distribution of Loans

A previously mentioned, the loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. Commercial and mortgage loans are the largest classification within earning assets, representing 73.7% at December 31, 2020, compared to 79.1% at December 31, 2019. The following table presents the maturity distribution and rate sensitivity of commercial and mortgage loans at December 31, 2020 and an analysis of these loans that have fixed and variable or floating interest rates.

	December 31, 2020
	One Year or Less	One Through Five Years	Over Five Years	Total Gross Loans
Commercial Loans
Loans With Fixed Interest Rate	$178,005	$109,837	$147,467	$435,309
Loans With Variable or Floating Interest Rates	216,096	140,888	467,948	824,932
	$394,101	$250,725	$615,415	$1,260,241

Mortgage Loans
Loans With Fixed Interest Rate	$51,864	$168,885	$441,179	$661,928
Loans With Variable or Floating Interest Rates	134,469	227,535	994,297	1,356,301
	$186,333	$396,420	$1,435,476	$2,018,229

Loan Concentration

At December 31, 2020, no concentration existed within our commercial or mortgage loan portfolios which exceeded 10% of the total loan portfolio.

Loan Quality

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed quarterly by an outsourced loan review firm and cover approximately 65% of the commercial loan portfolio on an annual basis. In addition, the external independent loan review firm reviews classified assets, past due loans and nonaccrual loans quarterly. Note 1, "Summary of Significant Accounting Policies," in the consolidated financial statements provides a discussion of the Corporation's policy for placing loans on nonaccrual status.

The following table presents information concerning loan delinquency and other nonperforming assets at December 31, 2020, 2019, 2018, 2017, and 2016:

	2020	2019	2018	2017	2016
Nonaccrual loans	$30,359	$21,736	$14,262	$15,653	$12,510
Accrual loans greater than 90 days past due	325	61	887	616	172
Total nonperforming loans	30,684	21,797	15,149	16,269	12,682
Other real estate owned	862	1,633	418	710	1,015
Total nonperforming assets	$31,546	$23,430	$15,567	$16,979	$13,697
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$10,457	$7,359	$8,201	$8,344	$8,710
Nonperforming TDR loans (1)	4,631	3,592	6,425	8,959	3,120
Total TDR loans	$15,088	$10,951	$14,626	$17,303	$11,830
Total loans	$3,371,789	$2,804,035	$2,474,557	$2,145,959	$1,873,536
Nonperforming loans as a percentage of loans	0.91%	0.78%	0.61%	0.76%	0.68%
Total assets	$4,729,399	$3,763,659	$3,221,521	$2,768,773	$2,573,821
Nonperforming assets as a percentage of total assets	0.67%	0.62%	0.48%	0.61%	0.53%
Non-performing assets / Total assets, net of PPP-related assets (2)	0.71%	0.62%	0.48%	0.61%	0.53%
(1) Nonperforming TDR loans are also included in the balance of nonaccrual loans.

(2) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section below.

Total non-performing assets were $31.5 million, or 0.67%, of total assets, as of December 31, 2020. Total assets at December 31, 2020 include approximately $315.1 million in PPP-related assets. Excluding the PPP-related assets, the ratio of total non-performing assets to total assets was 0.71% as of December 31, 2020 compared to 0.62% as of December 31, 2019. The increase from December 31, 2019, was primarily due to one commercial real estate loan relationship totaling approximately $8.7 million. During the three months ended March 31, 2020, this loan was downgraded to substandard and placed on non-accrual as a result of a covenant violation. Management performed an evaluation of the collateral supporting the loan and concluded to charge-off $1.0 million in the fourth quarter of 2020.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these "watchlist" loans on a monthly basis to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful.

Allowance for Credit Losses

The allowance for credit losses on loans represents management’s estimate of expected credit losses over the estimated life of our existing portfolio of loans. The allowance for credit losses is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses on loans at the amount of expected credit losses inherent within the loan portfolio. Loans are recorded as charge offs against the allowance when management confirms a loan balance is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant quantitative and qualitative factors.

Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans," in the consolidated financial statements provides additional disclosure on the allowance for credit losses.

As a result of the adoption of ASC 326 effective January 1, 2020, there is a lack of comparability in both the allowance and provision for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 (as reflected in the table below) are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior fiscal years. Note 1, "Summary of Significant Accounting Policies," in the consolidated financial statements provides additional disclosure on the adoption of ASC 326.

	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Initial Allowance on Loans Purchased with Credit Deterioration	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance (After ASC 326 Adoption)
Farmland	$190	$61	$0	$0	$0	$0	$(30)	$221
Owner-occupied, nonfarm nonresidential properties	2,390	(754)	82	(61)	12	(49)	2,031	3,700
Agricultural production and other loans to farmers	25	5	0	0	0	0	(6)	24
Commercial and Industrial	4,105	(631)	216	(2,779)	39	(2,740)	5,283	6,233
Obligations (other than securities and leases) of states and political subdivisions	1,022	(231)	0	0	0	0	207	998
Other loans	41	8	0	0	0	0	19	68
Other construction loans and all land development and other land loans	2,327	780	228	0	125	125	(1,504)	1,956
Multifamily (5 or more) residential properties	1,087	312	24	0	0	0	1,301	2,724
Non-owner occupied, nonfarm nonresidential properties	3,980	2,547	335	(1,522)	52	(1,470)	3,266	8,658
1-4 Family Construction	56	(35)	0	0	0	0	61	82
Home equity lines of credit	180	421	22	(6)	1	(5)	367	985
Residential Mortgages secured by first liens	1,220	1,100	73	(285)	65	(220)	2,366	4,539
Residential Mortgages secured by junior liens	114	135	0	(158)	2	(156)	148	241
Other revolving credit plans	296	378	0	(137)	21	(116)	(51)	507
Automobile	156	(96)	0	(29)	2	(27)	99	132
Other consumer	1,960	1,021	0	(1,513)	130	(1,383)	1,364	2,962
Credit cards	84	(58)	0	(153)	14	(139)	179	66
Overdrafts	240	0	0	(435)	185	(250)	254	244
Total loans	$19,473	$4,963	$980	$(7,078)	$648	$(6,430)	$15,354	$34,340

Loans								$3,371,789
Allowance to loans								1.02%
Allowance to loans, net of PPP-related loans (1)								1.07%
Percentage of net charge-offs during the period to average loans outstanding								0.21%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section below.

Prior to January 1, 2020, the Corporation calculated the allowance for loan losses using the probable incurred methodology. The activity in our allowance for loan losses was as follows during the years ended December 31, 2019, 2018, 2017, and 2016:

	2019	2018	2017	2016
Balance at beginning of period	$19,704	$19,693	$16,330	$16,737
Charge-offs:
Commercial, industrial, and agricultural	(205)	(253)	(544)	(601)
Commercial mortgages	(3,391)	(3,337)	(116)	(201)
Residential real estate	(386)	(315)	(466)	(499)
Consumer	(2,200)	(2,279)	(2,555)	(3,324)
Credit cards	(116)	(90)	(144)	(96)
Overdrafts	(453)	(319)	(252)	(240)
	(6,751)	(6,593)	(4,077)	(4,961)
Recoveries:
Commercial, industrial, and agricultural	17	171	235	89
Commercial mortgages	124	30	197	8
Residential real estate	73	67	78	93
Consumer	154	141	161	122
Credit cards	15	33	27	22
Overdrafts	113	90	87	71
	496	532	785	405
Net charge-offs	(6,255)	(6,061)	(3,292)	(4,556)
Provision for loan losses	6,024	6,072	6,655	4,149
Balance at end of period	$19,473	$19,704	$19,693	$16,330
Loans, net of unearned income	$2,804,035	$2,474,557	$2,145,959	$1,873,536
Allowance to net loans	0.69%	0.80%	0.92%	0.87%
Percentage of net charge-offs during the period to average loans outstanding	0.24%	0.26%	0.16%	0.27%

The allowance for credit losses measured as a percentage of loans as of December 31, 2020 was 1.02%. Total loans at December 31, 2020 include approximately $155.5 million in PPP-related loans. Excluding PPP-related loans, the allowance for credit losses measured as a percentage of loans, net of unearned income, was 1.07% as of December 31, 2020 compared to 0.69% as of December 31, 2019. The increase in the allowance for credit losses from December 31, 2019 to December 31, 2020 resulted primarily from the adoption of CECL, coupled with the impact of ongoing trends in CNB’s loan portfolio and the COVID-19 pandemic.

The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. Note 1, "Summary of Significant Accounting Policies" in the consolidated financial statements provides additional disclosure on the allowance for credit losses.

As a result of the application of these procedures, the allocation of the allowance for credit losses was as follows at December 31, 2020:

	2020
	Amount	% of Loans in each Category
Farmland	$221	0.7%
Owner-occupied, nonfarm nonresidential properties	3,700	12.1%
Agricultural production and other loans to farmers	24	0.1%
Commercial and Industrial	6,233	19.7%
Obligations (other than securities and leases) of states and political subdivisions	998	3.9%
Other loans	68	0.4%
Other construction loans and all land development and other land loans	1,956	6.1%
Multifamily (5 or more) residential properties	2,724	6.3%
Non-owner occupied, nonfarm nonresidential properties	8,658	19.0%
1-4 Family Construction	82	0.8%
Home equity lines of credit	985	3.2%
Residential Mortgages secured by first liens	4,539	23.0%
Residential Mortgages secured by junior liens	241	1.6%
Other revolving credit plans	507	0.8%
Automobile	132	0.8%
Other consumer	2,962	1.3%
Credit cards	66	0.2%
Overdrafts	244	0.0%
Total loans	$34,340	100.0%
As a result of the application of these procedures, the allocation of the allowance for loan losses was as follows at December 31, 2019, 2018, 2017 and 2016:

	2019		2018		2017		2016
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
Commercial, industrial, and agricultural	$8,287	37.26%	$7,341	36.96%	$6,160	32.77%	$5,428	30.25%
Commercial mortgages	6,952	28.98%	7,490	28.14%	9,007	29.98%	6,753	30.63%
Residential real estate	1,499	28.98%	2,156	31.11%	2,033	33.18%	1,653	34.78%
Consumer	2,411	4.44%	2,377	3.47%	2,179	3.73%	2,215	3.99%
Credit Cards	84	0.27%	103	0.31%	120	0.31%	93	0.32%
Overdrafts	240	0.08%	237	0.01%	194	0.02%	188	0.03%
Total	$19,473	100.00%	$19,704	100.00%	$19,693	100.00%	$16,330	100.00%

Throughout 2020, the Corporation evaluated its provision and allowance for credit losses in light of changes in reserves required for loans individually evaluated and the degree of uncertainty related to the COVID-19 pandemic and its potential impact on the economy. The Corporation also included a qualitative factor specifically related to the loans deferred due to the COVID-19 pandemic. As of December 31, 2020, the specific COVID-19 qualitative factor totaled approximately $1.5 million, which was reflected in the Corporation’s provision expense for the twelve months ended December 31, 2020 and the related allowance for credit losses during the same period. The Corporation will continue to evaluate this factor and update its analysis, as necessary, as developments related to the COVID-19 pandemic and its impact on the economy evolve.

Note 4, "Loans," to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2020 and 2019, as well as the nature and scope of loans modified in a troubled debt restructuring during 2020 and 2019 and the related effect on provision for credit expense and allowance for credit losses.

During the year ended December 31, 2020, the Corporation recorded a provision for credit losses of $15.4 million, as compared to a provision for loan losses of $6.0 million for the year ended December 31, 2019. Net chargeoffs during the year ended December 31, 2020 were $6.4 million, compared to net chargeoffs of $6.3 million during the year ended December 31, 2019. The ratio of net chargeoffs to average loans was 0.21% and 0.24% for the years ended December 31, 2020 and 2019, respectively.

The Bank's net chargeoffs totaled $5.1 million, or 0.17% of average loans, and $4.4 million, or 0.17% of average loans, during the years ended December 31, 2020 and 2019, respectively. Holiday, the Bank's consumer discount company, recorded net chargeoffs totaling $1.3 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively.

During the second quarter of 2020, the Bank recorded a chargeoff of $2.6 million, related to a secured commercial and industrial loan relationship with a borrower who is now deceased, and a $1.0 million charge-off in the fourth quarter of 2020, related to one commercial real estate loan.

During the third quarter of 2019, the Bank recorded a chargeoff of the remaining balance of the commercial real estate loan, which had been previously fully reserved at the time of the charge-off. Additionally, during the fourth quarter of 2019, the Bank recorded a partial charged-off of $739 thousand related to one commercial real estate loan, which had been previously fully reserved. The remaining fully reserved balance on this loan was $681 thousand at December 31, 2019.

Following the adoption of CECL beginning on January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, all of which have a significant impact on the balance of the allowance for credit losses.

Management believes the provision for credit losses recorded during the twelve months ended December 31, 2020 and 2019, in conjunction with the resultant allowance for credit losses at December 31, 2020 and 2019, were sufficient to support credit losses embedded in its loan portfolio at December 31, 2020 and 2019.

Premises and Equipment

During the years ended December 31, 2020 and 2019, the Corporation invested $5.6 million and $9.0 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. The year ended December 31, 2020, includes premises and equipment related to the Bank of Akron acquisition. In 2019, the Corporation primarily invested in the completion of leasehold improvements for a permanent BankOnBuffalo branch in Niagara Falls, New York and infrastructure improvements to the BankOnBuffalo headquarters in Buffalo, New York.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance ("BOLI"). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation made no purchases of BOLI during the twelve months ended December 31, 2020, while it purchased $8.8 million of BOLI during the twelve months ended December 31, 2019. The year ended December 31, 2020, includes $8.2 million of BOLI related to the Bank of Akron acquisition.

Funding Sources

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2020		2019		2018
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$516,724		$360,208		$327,014
Demand – Interest Bearing	755,200	0.24%	580,244	0.42%	582,289	0.38%
Savings Deposits	1,923,214	0.66%	1,450,653	1.39%	1,077,210	0.85%
Time Deposits	445,408	2.15%	371,464	2.05%	383,531	1.52%
Total	$3,640,546		$2,762,569		$2,370,044

The maturity of certificates of deposits and other time deposits in denominations of $100,000 or more as of December 31, 2020 is as follows:

3 months or less	$18,854
Over 3 through 6 months	29,524
Over 6 through 12 months	68,040
Over 12 months	148,319
Total	$264,737

Although the Corporation considers short-term borrowings and long-term debt when evaluating funding sources, traditional deposits continue to be the main source for funding.

	2020	Percentage change 2020 vs. 2019	2019	Percentage change 2019 vs. 2018	2018
Demand, Non interest bearing	$627,114	64.1%	$382,259	7.1%	$356,797
Demand, Interest bearing	951,903	51.4%	628,579	4.8%	600,046
Savings deposits	2,126,183	27.8%	1,663,673	32.2%	1,258,506
Time deposits	476,544	11.4%	427,816	8.2%	395,437
Total	$4,181,744	34.8%	$3,102,327	18.8%	$2,610,786

Deposits totaled $4.2 billion at December 31, 2020, a $1.1 billion, or 34.8%, increase from December 31, 2019 as a result of $419.5 million of acquired deposits from Bank of Akron, net of fair value adjustments, an estimated $159.6 million in PPP deposits and $500.3 million, or 16.1%, of organic growth in deposits across all our regions, including our Private Banking division.

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 12, "Borrowings," to the consolidated financial statements. There were no FHLB or other long-term borrowings as of December 31, 2020, compared to $227.9 million at December 31, 2019. As a result of its strong deposit growth, during the third and fourth quarters of 2020, the Corporation prepaid the entire balance of its borrowings from the FHLB. The combined prepayment penalty associated with these prepayments totaled $7.9 million. The weighted average rate associated with these borrowings was 2.20%.

Shareholders’ Equity, Capital Ratios and Metrics

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability. As of December 31, 2020, CNB’s total shareholders’ equity was $416.1 million, an increase of $111.2 million, or 36.5%, from December 31, 2019 primarily as a result of an increase in additional paid in capital related to the Bank of Akron acquisition, combined with the issuance of preferred equity, an increase in accumulated other comprehensive income and growth in organic earnings, partially offset by the adoption of CECL and payment of common and preferred stock dividends to our shareholders during the twelve months ended December 31, 2020.

During the second quarter of 2020, the Corporation announced the termination of its "at-the-market" equity offering program (the "ATM Program"), pursuant to which the Corporation could offer and sell up to $40 million of its common stock through Keefe, Bruyette & Woods, Inc., the sales agent. The Corporation elected to terminate the ATM Program due to market conditions and to limit uncertainty and unfavorable dilution for its shareholders during this period of global economic volatility. Prior to termination, the Corporation had sold 168,358 shares of its common stock, raising approximately $5.1 million in gross proceeds.

On July 17, 2020, the Corporation completed its acquisition of Bank of Akron. Under the terms of the Merger Agreement, Bank of Akron merged with and into CNB Bank, with CNB Bank as the surviving entity. Banking offices of Bank of Akron operate under the trade name BankOnBuffalo, a division of CNB Bank. Based on the elections and proration procedures set forth in the Merger Agreement, the total consideration payable to Bank of Akron shareholders was approximately $40.8 million, comprised of approximately $16.1 million in cash and 1,501,402 shares of the Corporation's common stock, net of fractional shares, valued at $24.7 million based on the July 17, 2020 closing price of $16.43 per share of the Corporation's common stock.

During the three months ended September 30, 2020, the Corporation raised $57.8 million, net of issuance costs, from the issuance of depositary shares, each representing a 1/40th ownership interest in a share of the Corporation's 7.125% Series A fixed rate non-cumulative perpetual preferred stock, no par value, with a liquidation preference of $1,000 per share of preferred stock.

As of December 31, 2020 all of the Corporation’s regulatory capital ratios reflected increases from December 31, 2019. The Corporation’s Tier 1 Leverage ratio of 8.06% at December 31, 2020, included the impact of average PPP-related loans, of $203.1 million.

As of December 31, 2020, the Corporation’s ratio of Tangible Common Equity to Tangible Assets reflected the impact of approximately $155.5 million in PPP-related loans. Excluding PPP-related loans, the Corporation’s ratio of Tangible Common Equity to Tangible Assets of 6.93% decreased 21 bps from December 31, 2019, primarily as a result of the impact of the acquisition of Bank of Akron and the adoption of CECL, partially offset by a net increase in earnings, net of common dividends, and an increase in accumulated other comprehensive income.

The Corporation has complied with the standards of capital adequacy mandated by government regulations. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.

The Corporation’s capital ratios and book value per common share at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Total risk-based capital ratio	14.32%	12.51%
Tier 1 capital ratio	11.91%	10.03%
Common equity tier 1 ratio	9.50%	9.32%
Leverage ratio	8.11%	7.86%
Tangible common common equity/tangible assets (1)	6.70%	7.14%
Book value per common share	$21.29	$20.00
Tangible book value per common share (1)	$18.66	$17.45
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

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s liquid assets. Liquidity is monitored by both management and the Board’s ALCO, which establishes and monitors ranges of acceptable liquidity. The Bank has a borrowing capacity with the FHLB at December 31, 2020 of approximately $797.4 million.

Results of Operations
Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Overview of the Statements of Income and Comprehensive Income

Net income was $32.7 million, or $1.97 per diluted common share, for the year ended December 31, 2020. Pre-tax pre-provision ("PTPP") income was $55.4 million, for the twelve months ended December 31, 2020. Excluding after-tax merger costs related to CNB's acquisition of Bank of Akron, FHLB prepayment penalties and branch closure costs totaling a combined $10.2 million, net income was $42.9 million, or $2.60 per diluted common share, for the year ended December 31, 2020, compared to $40.2 million, or $2.64 per diluted share, for the year ended December 31, 2019, reflecting an increase of $2.7 million, or 6.7%, and a decrease of $0.04 per diluted common share, or 1.5%. For the year ended December 31, 2020, excluding the impact of merger, prepayment penalties and branch closure costs PTPP income was $68.1 million, representing an increase of approximately $13.3 million, or 24.2%, from the same period in 2019.1

For the twelve months ended December 31, 2020, return on equity was 9.14%, while return on average common equity was 9.35% and return on average tangible common equity was 10.67%. Excluding after-tax merger costs, prepayment penalties and branch closure costs, adjusted return on average tangible common equity was 14.10% for the year ended December 31, 2020, compared to 16.34% for the year ended December 31, 2019. For the twelve months ended December 31, 2020, return on average assets was 0.75%. Excluding after-tax merger costs, prepayment penalties and branch closure costs, adjusted return on average assets was 0.99% for the year ended December 31, 2020, compared to 1.18% for the year ended December 31, 2019.

As a measure of the Corporation’s efficiency in management of its expenses, the efficiency ratio was 65.10% for twelve months ended December 31, 2020. Excluding after-tax merger costs, prepayment penalties and branch closure costs, the adjusted efficiency ratio was 57.41% for the twelve months ended December 31, 2020, compared to 60.07% for the comparable period in 2019. The improvement in efficiency ratio resulted from the impact of PPP-related fees, coupled with an overall lower level of business activity resulting from the pandemic and the Corporation’s internal cost management initiatives focusing on travel restrictions, a hiring freeze, lower marketing expenditures and other expense management initiatives.

Interest Income and Expense

Net interest income for the twelve months ended December 31, 2020 increased 15.9% to $134.7 million from the twelve months ended December 31, 2019, driven by an organic growth of $560.9 million in earning assets, coupled with $336.3 million in PPP-related loans, estimated PPP-related deposits and Paycheck Protection Program Lending Facility ("PPPLF") related assets (collectively the "PPP-related assets"). In addition, the twelve months ended December 31, 2020 included PPP-related fees totaling approximately $5.1 million.

Net interest margin on a fully tax-equivalent basis was 3.34% and 3.69% for the twelve months ended December 31, 2020 and 2019, respectively, Excluding $336.3 million in PPP-related assets, the net interest margin on a fully-tax equivalent basis was 3.50% for the twelve months ended December 31, 2020.

The yield on earning assets of 4.15% for the twelve months ended December 31, 2020 included $336.3 million in PPP-related assets. Excluding PPP-related assets and PPP-related fees, the yield on earning assets was 4.37% for the twelve months ended December 31, 2020, a decrease of 56 basis points from 4.93% for the twelve months ended December 31, 2019, primarily as a result of the lower interest rate environment. The cost of interest-bearing liabilities decreased 50 basis points to 0.95% for the twelve months ended December 31, 2020 from 1.45% for the twelve months ended December 31, 2019 primarily as a result of the Corporation’s targeted deposit rate reductions.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $15.4 million in 2020 compared to $6.0 million in 2019. Net loan charge-offs were $6.4 million during the year ended December 31, 2020, compared to $6.3 million during the year ended December 31, 2019. As disclosed in "Allowance for Credit Losses" discussion above, Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision in 2020 are appropriate and the allowance for credit losses is adequate to absorb losses in the loan portfolio at December 31, 2020.

Non-Interest Income

Total non-interest income was $28.1 million for the twelve months ended December 31, 2020, an increase of $2.1 million, or 8.0%, from the twelve months ended December 31, 2019. Total non-interest income includes net realized and unrealized losses on trading securities, which combined totaled $2.5 million for the twelve months ended December 31, 2020 compared to $2.0 million for the twelve months ended December 31, 2019. The remainder of the $2.1 million increase was primarily due to continued growth in Wealth and Asset Management fees, increased mortgage banking activity coupled with higher card processing and interchange income, partially offset by a decrease in service charges on deposits and other fees resulting from lower business activity and CNB’s response to the pandemic.

Non-Interest Expense

For the twelve months ended December 31, 2020, total non-interest expense was $107.3 million. Excluding merger costs, prepayment penalties and branch closure costs, total non-interest expense was $94.7 million for the twelve months ended December 31, 2020, an increase of $7.3 million, or 8.4%, from the twelve months ended December 31, 2019, including a $1.6 million impact from the acquisition of Bank of Akron. The remaining $5.7 million increase was the result of the Corporation’s ongoing investments in technology and other general expenditures to support long-term growth. The ratio of non-interest expenses to average assets was 2.47% at December 31, 2020. Excluding merger costs, prepayment penalties and branch closure costs and average PPP-related assets, the ratio of non-interest expenses to average assets was 2.36% at December 31, 2020 compared to 2.56% at December 31, 2019.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Overview of the Statements of Income and Comprehensive Income

The Corporation had net income of $40.1 million for 2019 compared to $33.7 million for 2018, reflecting an increase of $6.4 million, or 18.9%. Net interest income increased $11.3 million, or 10.7%, and non-interest income increased $5.3 million, or 25.3%. The provision for loan losses remained stable at approximately $6.0 million, while non-interest expenses increased by $8.2 million, or 10.3%. Earnings per diluted share were $2.63 in 2019 and $2.21 in 2018, reflecting an increase of $0.42 per diluted share, or 19.0%, over the same period. For the twelve months ended December 31, 2019, return on average assets and the return on average equity were 1.17% and 14.05%, respectively, compared to 1.12% and 13.46%, respectively for 2018. As a measure of the Corporation’s efficiency in management of its expenses, the efficiency ratio of 60.19% for the twelve months ended December 31, 2019 improved from 61.37% during the same period in 2018.

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

Income Tax Expense

Income tax expense of $7.3 million in 2020, compared to $8.6 million in 2019 and $6.5 million in 2018. The effective tax rates were 18.3%, 17.6%, and 16.2% for 2020, 2019, and 2018, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. The higher effective tax rate in 2020 when compared to 2019 and 2018 is primarily the result of increased revenue from taxable activities in 2020.

Contractual Obligations and Commitments

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		$3,705,200	$0	$0	$0	$3,705,200
Certificates of deposit	11	212,301	227,575	26,787	9,881	476,544
Right of use liabilities	9	1,560	3,211	3,020	19,281	27,072
Subordinated debentures	12	0	0	0	70,620	70,620

The Corporation also has obligations under its postretirement plan for health care and supplemental executive retirement plan as described in Note 13, "Employee Benefit Plans," to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The supplemental executive retirement plan allocates expenses over the participant’s service period. The Corporation reserves the right to terminate these plans at any time.

Off-Balance Sheet Arrangements

See Note 21,"Off-Balance Sheet Activities," to the consolidated financial statements for information about our off-balance sheet arrangements.

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

The most significant accounting policies used by the Corporation are presented in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.

A material estimate that is susceptible to significant change is the determination of the allowance for credit losses. The Corporation’s methodology for determining the allowance for credit losses is described previously in "Management's Discussion and analysis of Financial Condition and Results of Operations." Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and could therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for credit losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

Finally, the fair value of assets acquired and liabilities assumed in connection with the acquisition of FC Banc Corp., Lake National Bank and Bank of Akron, including the associated goodwill that was recorded, required the use of material estimates. Specifically, the fair values of loans, the core deposit intangible asset, premises and equipment, and time deposits were susceptible to estimation and management’s judgment about real estate and equipment values, as well as the amount and timing of future cash flows associated with loans and deposits.

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

Non-GAAP Reconciliations:
	December 31, 2020	December 31, 2019
Calculation of tangible book value per share and tangible common equity/tangible assets:
Shareholders' equity	$416,137	$304,966
Less: preferred equity	57,785	0
Less: goodwill	43,749	38,730
Less: core deposit intangible	567	160
Tangible common equity	$314,036	$266,076

Total assets	$4,729,399	$3,763,659
Less: goodwill	43,749	38,730
Less: core deposit intangible	567	160
Tangible assets	$4,685,083	$3,724,769

Ending shares outstanding	16,833,008	15,247,985

Tangible book value per common share	$18.66	$17.45
Tangible common equity/Tangible assets	6.70%	7.14%

Calculation of tangible common equity/tangible assets, net of PPP-related loans:
Tangible common equity	$314,036	$266,076

Tangible assets	$4,685,083	$3,724,769
Less: PPP-related loans	155,529	0
Adjusted tangible assets	$4,529,554	$3,724,769

Adjusted tangible common equity/tangible assets	6.93%	7.14%

	December 31, 2020	December 31, 2019
Calculation of non-performing assets / Total assets, net of PPP-related assets:
Non-performing assets	$31,546	$23,430

Total assets	$4,729,399	$3,763,659
Less: PPP-related loans	155,529	0
Less: estimated PPP deposits held at the Federal Reserve	159,584	0
Adjusted total assets, net of PPP-related assets (non-GAAP)	$4,414,286	$3,763,659

Adjusted non-performing assets / total assets, net of PPP-related assets (non-GAAP)	0.71%	0.62%

Calculation of allowance / loans, net of PPP-related loans:
Total allowance for credit losses	$34,340	$19,473

Total loans net of unearned income	$3,371,789	$2,804,035
Less: PPP-related loans	155,529	0
Adjusted total loans, net of unearned income, PPP-related loans (non-GAAP)	$3,216,260	$2,804,035

Adjusted allowance / loans, net of PPP-related loans (non-GAAP)	1.07%	0.69%

Non-GAAP Reconciliations:
	Twelve Months Ended
	December 31,
	2020	2019
Calculation of average total earning assets, net of PPP-related assets:
Average total earning assets	$4,092,076	$3,194,911
Less: average PPP-related loans	150,075	0
Less: estimated average PPP deposits held at the Federal Reserve	154,124	0
Less: average PPPLF deposits held at the Federal Reserve	32,119	0
Adjusted average total earning assets, net of PPP-related assets (non-GAAP)	$3,755,758	$3,194,911

Calculation of average total assets, net of PPP-related assets:
Average total assets	$4,347,142	$3,413,737
Less: average PPP-related loans	150,075	0
Less: estimated average PPP deposits held at the Federal Reserve	154,124	0
Less: average PPPLF deposits held at the Federal Reserve	32,119	0
Adjusted average total assets, net of PPP-related assets (non-GAAP)	$4,010,824	$3,413,737

Calculation of average yield on earning assets, net of unearned income, PPP-related assets and PPP-related fees:
Investment income (tax equivalent)	$14,037	$15,963
Add: loan income (tax equivalent)	153,639	140,742
Add: other earning asset income (tax equivalent)	852	499
Less: PPP-related fees	5,140	0
Total income related to earning assets (tax equivalent) (non-GAAP)	$163,388	$157,204

Adjusted average total earning assets, net of PPP-related assets (non-GAAP)	$3,755,758	$3,194,911
Less: average mark to market adjustment on investments (non-GAAP)	18,884	5,631
Adjusted average total earning assets, net of market to market, PPP-related assets (non-GAAP)	$3,736,874	3,189,280
Adjusted average yield on earning assets, net of unearned income, PPP-related assets and PPP-related fees (non-GAAP) (annualized)	4.37%	4.93%

	Twelve Months Ended
	December 31,
	2020	2019
Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$168,528	$157,204
Interest expense (fully tax equivalent basis) (non-GAAP)	32,456	39,530
Net interest income (fully tax equivalent basis) (non-GAAP)	$136,072	$117,674

Average total earning assets	$4,092,076	$3,194,911
Less: average mark to market adjustment on investments	18,884	5,631
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,073,192	$3,189,280

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.34%	3.69%

Calculation of net interest margin (fully tax equivalent basis), net of PPP-related assets and PPP-related fees:
Net interest income (fully tax equivalent basis) (non-GAAP)	$136,072	$117,674
Less: Recognized PPP-related fees	5,140	0
Adjusted interest income (fully tax equivalent basis), net of PPP-related fees (non-GAAP)	$130,932	$117,674
Adjusted average total earning assets, net of market to market, PPP-related assets (non-GAAP)	$3,736,874	$3,189,280

Net interest margin, fully tax equivalent basis, net of PPP-related assets and PPP-related fees (non-GAAP) (annualized)	3.50%	3.69%

Non-GAAP Reconciliations:
	Twelve Months Ended
	December 31,
	2020	2019
Calculation of adjusted earnings per common share, net of merger costs, prepayment penalties and branch closure costs:
Net earnings allocated to common stock	$31,496	$39,934
Add: Merger costs, prepayment penalties and branch closure costs, after-tax allocated to common stock	10,138	134
Adjusted net earnings allocated to common stock (non-GAAP)	$41,634	$40,068

Weighted average common shares outstanding	16,048	15,219
Less: Average participating shares	48	55
Add: Dilutive shares	0	0
Weighted average shares and dilutive potential common shares	16,000	15,164

Adjusted diluted earnings per common share, net of merger costs, prepayment penalties and branch closure costs	$2.60	$2.64

Calculation of PTPP income:
Net income	$32,743	$40,081
Add: Provision expense	15,354	6,024
Add: Income tax expense	7,347	8,560
PTPP income (non-GAAP)	$55,444	$54,665

Calculation of PTPP income before merger costs, prepayment penalties and branch closure costs:
PTPP income (non-GAAP)	$55,444	$54,665
Add: Merger costs, prepayment penalties and branch closure costs	12,642	170
PTPP before merger costs, prepayment penalties and branch closure costs (non-GAAP)	$68,086	$54,835

Calculation of non-interest expenses excluding merger costs, prepayment penalties and branch closure costs:
Non-interest expense	$107,326	$87,508
Less: Merger costs, prepayment penalties and branch closure costs	12,642	170
Non-interest expense excluding merger costs, prepayment penalties and branch closure costs (non-GAAP)	$94,684	$87,338

Calculation of non-interest expenses excluding merger costs, prepayment penalties and branch closure costs to average assets, net of PPP-related assets:
Non-interest expense excluding merger costs, prepayment penalties and branch closure costs (non-GAAP)	$94,684	$87,338
Adjusted average total assets, net of PPP-related assets (non-GAAP)	$4,010,824	$3,413,737

Non-interest expenses excluding merger costs, prepayment penalties and branch closure costs to average assets, net of PPP-related assets (non-GAAP)	2.36%	2.56%

Non-GAAP Reconciliations:
	Twelve Months Ended
	December 31,
	2020	2019
Calculation of adjusted efficiency ratio, net of merger costs, prepayment penalties and branch closure costs:
Non-interest expense	$107,326	$87,508
Less: core deposit intangible amortization	206	567
Less: merger costs, prepayment penalties and branch closure costs	12,642	170
Adjusted non-interest expense (non-GAAP)	$94,478	$86,771

Non-interest income	$28,059	$25,975

Net interest income	$134,711	$116,198
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	5,703	6,664
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	7,490	8,946
Adjusted net interest income (non-GAAP)	136,498	118,480
Adjusted net revenue (non-GAAP) (tax-equivalent)	$164,557	$144,455
Adjusted efficiency ratio, net of merger costs, prepayment penalties and branch closure costs	57.41%	60.07%

Calculation of adjusted return on average total assets, net of merger costs, prepayment penalties, branch closure costs and PPP-related assets:
Net income	$32,743	$40,081
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	10,168	134
Adjusted net income (non-GAAP)(net of tax)	$42,911	$40,215
Average total assets	$4,347,142	$3,413,737
Adjusted return on average total assets, net of merger costs, prepayment penalties, branch closure costs and PPP-related assets (non-GAAP)(annualized)	0.99%	1.18%

Calculation of adjusted return on average tangible common equity, net of merger costs, prepayment penalties and branch closure costs:
Net income available to common stockholders	$31,596	$40,081
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	10,168	134
Adjusted net income (non-GAAP)(net of tax)	$41,764	$40,215
Average tangible shareholders' common equity	$296,142	$246,161
Adjusted return on average tangible common equity, net of merger costs, prepayment penalties and branch closure costs (non-GAAP)(annualized)	14.10%	16.34%

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2020 and 2019, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded the following table.

December 31, 2020		December 31, 2019
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	5.0%	400	(0.9)%
300	2.8%	300	(1.0)%
200	1.7%	200	(0.3)%
100	(0.2)%	100	(0.6)%
(100)	(7.2)%	(100)	(2.9)%
(200)	(11.4)%	(200)	(2.6)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$44,368	$42,373
Interest bearing deposits with other banks	488,326	150,601
Total cash and cash equivalents	532,694	192,974
Debt securities available for sale, at fair value (amortized cost of $565,493 and $533,203 as of December 31, 2020 and 2019, respectively)	584,908	542,313
Trading securities	6,649	9,809
Loans held for sale	8,514	930
Loans	3,371,789	2,804,035
Less: allowance for credit losses	(34,340)	(19,473)
Net loans	3,337,449	2,784,562
FHLB and other equity interests	21,018	27,868
Premises and equipment, net	60,064	54,867
Operating lease right-of-use assets	18,407	18,422
Bank owned life insurance	76,471	66,538
Mortgage servicing rights	1,527	1,573
Goodwill	43,749	38,730
Core deposit intangible	567	160
Accrued interest receivable and other assets	37,382	24,913
Total Assets	$4,729,399	$3,763,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$627,114	$382,259
Interest bearing deposits	3,554,630	2,720,068
Total deposits	4,181,744	3,102,327
FHLB and other long-term borrowings	0	227,907
Subordinated debentures	70,620	70,620
Operating lease liabilities	19,449	19,363
Accrued interest payable and other liabilities	41,449	38,476
Total liabilities	4,313,262	3,458,693
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; authorized 60,375 shares; issued 60,375 shares at December 31, 2020 and no shares issued at December 31, 2019	57,785	0
Common stock, $0 par value; authorized 50,000,000 shares; issued 16,978,057 shares at December 31, 2020 and 15,360,946 shares at December 31, 2019	0	0
Additional paid in capital	127,518	99,335
Retained earnings	218,727	201,503
Treasury stock, at cost (145,049 and 112,961 shares for 2020 and 2019, respectively)	(2,967)	(2,811)
Accumulated other comprehensive income (loss)	15,074	6,939
Total shareholders’ equity	416,137	304,966
Total Liabilities and Shareholders’ Equity	$4,729,399	$3,763,659

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2020	2019	2018
Interest and dividend income:
Loans including fees	$152,687	$139,867	$118,193
Securities and cash and cash equivalents:
Taxable	12,362	12,472	9,921
Tax-exempt	1,441	2,372	2,739
Dividends	677	1,017	1,017
Total interest and dividend income	167,167	155,728	131,870
Interest Expense:
Deposits	24,142	30,202	17,228
Borrowed funds	4,534	5,349	5,856
Subordinated debentures (includes $224, $63, and $164 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements in 2020, 2019, and 2018, respectively)	3,780	3,979	3,866
Total interest expense	32,456	39,530	26,950
Net Interest Income	134,711	116,198	104,920
Provision for credit loss expense	15,354	6,024	6,072
Net interest income after provision for credit loss expense	119,357	110,174	98,848
Non-interest income:
Service charges on deposit accounts	5,095	6,402	5,759
Other service charges and fees	2,548	2,930	2,833
Wealth and asset management fees	5,497	4,627	4,172
Net realized gains on available-for-sale securities (includes $2,190, $148, and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities in 2020, 2019, and 2018, respectively)	2,190	148	0
Net realized gains on trading securities	75	16	151
Net unrealized gains (losses) on trading securities	253	1,872	(602)
Realized gains on Visa Class B shares	0	463	0
Mortgage banking	3,354	1,412	1,019
Bank owned life insurance	1,747	1,317	1,408
Card processing and interchange income	5,727	4,641	4,261
Other	1,573	2,147	1,722
Total non-interest income	28,059	25,975	20,723
Non-Interest Expenses:
Salaries	36,519	35,212	31,323
Employee benefits (includes $0, $23, and $84 accumulated other comprehensive income reclassifications for net amortization of actuarial losses in 2020, 2019, and 2018, respectively)	12,204	11,193	10,533
Net occupancy expense	12,333	11,221	10,281
Amortization of core deposit intangible	206	567	898
Data processing	5,759	4,994	4,586
State and local taxes	3,340	3,140	3,441
Legal, professional and examination fees	2,990	2,514	1,851
Advertising	1,993	2,113	2,345
FDIC insurance	2,414	1,252	1,396
Directors fees and benefits	538	1,352	885
Merger costs, prepayment penalties and branch closure costs	12,642	170	0
Dues and subscriptions	2,777	1,876	1,319
Card processing and interchange expenses	3,135	2,891	2,834
Other	10,476	9,013	7,650
Total non-interest expenses	107,326	87,508	79,342
Income before income taxes	40,090	48,641	40,229
Income tax expense (includes $413, $13, and $(52) income tax expense reclassification items in 2020, 2019, and 2018, respectively)	7,347	8,560	6,510
Net Income	32,743	40,081	33,719
Preferred stock dividends	1,147	0	0
Net income available to common stockholders	31,596	40,081	33,719

Earnings Per Share:
Basic	$1.97	$2.63	$2.21
Diluted	$1.97	$2.63	$2.21

Net income	$32,743	$40,081	$33,719

Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	$8,140	$10,732	$(4,007)
Change in actuarial gain (loss), for post-employment health care plan, net of amortization and tax	219	428	386
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	(224)	(225)	(32)
Total other comprehensive income (loss)	8,135	10,935	(3,653)
Comprehensive Income	$40,878	$51,016	$30,066

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2018	$0	$97,042	$148,298	$(1,087)	$(343)	$243,910
Net income			33,719			33,719
Other comprehensive income					(3,653)	(3,653)
Forfeiture of restricted stock award grants (361 shares)		11		(11)		0
Restricted stock award grants (40,108 shares)		(996)		996		0
Stock-based compensation expense		1,545				1,545
Purchase of treasury stock (90,898 shares)				(2,284)		(2,284)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,308)				(170)		(170)
Cash dividends declared ($0.67 per share)			(10,237)			(10,237)
Balance, December 31, 2018	0	97,602	171,780	(2,556)	(3,996)	262,830
Net income			40,081			40,081
Other comprehensive loss					10,935	10,935
Forfeiture of restricted stock award grants (2,699 shares)		71		(71)		0
Restricted stock award grants (40,978 shares)		(1,086)		1,086		0
Performance based restricted stock award grants (798 shares)		(21)		21		0
Stock-based compensation expense		1,346				1,346
Issuance of common stock, net of issuance costs (52,568 shares)		1,423				1,423
Purchase of treasury stock (40,000 shares)				(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (10,467)				(289)		(289)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (294)				(8)		(8)
Cash dividends declared ($0.68 per share)			(10,358)			(10,358)
Balance, December 31, 2019	0	99,335	201,503	(2,811)	6,939	304,966
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13			(3,391)			(3,391)
Net income			32,743			32,743
Other comprehensive income					8,135	8,135
Restricted stock award grants (36,968 shares)		(934)		934		0
Performance based restricted stock award grants (8,351 shares)		(217)		217		0
Stock-based compensation expense		1,410				1,410
Issuance of common stock, net of issuance costs (115,790 shares)		3,257				3,257
Purchase of treasury stock (66,600 shares)				(981)		(981)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,349)				(213)		(213)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458)				(113)		(113)
Issuance of preferred equity, net of issuance costs	57,785					57,785
Acquisition of Bank of Akron		24,667				24,667
Preferred cash dividend declared			(1,147)			(1,147)
Common cash dividends declared ($0.68 per share)			(10,981)			(10,981)
Balance, December 31, 2020	$57,785	$127,518	$218,727	$(2,967)	15,074	$416,137

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$32,743	$40,081	$33,719
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	15,354	6,024	6,072
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	6,082	5,963	4,811
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,955)	(870)	(537)
Amortization and accretion of deferred PPP processing fees	(5,140)	0	0
Deferred taxes	1,390	(204)	(1,076)
Net realized gains on sales of available-for-sale securities	(2,190)	(148)	0
Net realized and unrealized losses (gains) on trading securities	(328)	(1,888)	451
Proceeds from sale of Visa Class B shares	0	463	0
Gain on sale of Visa Class B shares	0	(463)	0
Gain on sale of loans	(2,961)	(990)	(624)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	1,097	(377)	47
Proceeds from sale of loans	82,619	43,198	23,311
Origination of loans held for sale	(87,528)	(43,458)	(22,990)
Income on bank owned life insurance, including death benefit of proceeds in excess of cash surrender value	(1,747)	(1,317)	(1,408)
Stock-based compensation expense	1,410	1,346	1,545
Changes in:
Accrued interest receivable and other assets	(6,242)	1,072	(3,079)
Accrued interest payable, lease liabilities, and other liabilities	(3,846)	3,610	4,613
Net Cash Provided By Operating Activities	28,758	52,042	44,855
Cash Flows from Investing Activities:
Proceeds from maturities, prepayments and calls of available-for-sale securities	164,488	98,274	76,349
Proceeds from sales of available-for-sale securities	57,185	11,403	0
Proceeds from sale of trading securities	5,935	301	455
Purchase of available-for-sale securities	(224,080)	(122,358)	(189,374)
Purchase of trading securities	(2,447)	(436)	(1,542)
Loan origination and payments, net	(244,903)	(335,965)	(333,552)
Purchase of bank owned life insurance	0	(8,778)	0
Net cash from business combinations	72,852	0	0
Repayment (purchase) of FHLB and other equity interests	7,268	(3,360)	(2,991)
Purchase of premises and equipment	(5,644)	(9,045)	(3,068)
Proceeds from the sale of premises and equipment and foreclosed assets	666	1,228	1,048
Net Cash Used In Investing Activities	(168,680)	(368,736)	(452,675)
Cash Flows From Financing Activities:
Net change in:
Checking, money market and savings accounts	702,452	459,162	412,505
Certificates of deposit	(42,510)	32,379	30,466
Deposits held for sale	0	0	0
Purchase of treasury stock	(1,307)	(1,291)	(2,454)
Proceeds from stock offering, net of issuance costs	3,257	1,423	0
Proceeds from preferred stock offering, net of issuance costs	57,785	0	0
Cash dividends paid on common stock	(10,981)	(10,358)	(10,237)
Cash dividends paid on preferred stock	(1,147)	0	0
Proceeds from long-term borrowings	231,985	30,353	50,000
Repayments on long-term borrowings	(459,892)	(47,563)	(27,826)
Net change in short-term borrowings	0	0	(34,416)
Net Cash Provided By Financing Activities	479,642	464,105	418,038
Net Increase in Cash and Cash Equivalents	339,720	147,411	10,218
Cash and Cash Equivalents, Beginning	192,974	45,563	35,345
Cash and Cash Equivalents, Ending	$532,694	$192,974	$45,563
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$32,957	$39,282	$26,551
Income taxes	9,524	8,006	7,050
Supplemental Noncash Disclosures:
Transfers to other real estate owned	$241	$2,066	$228
Grant of restricted stock awards from treasury stock	934	1,086	996
Grant of performance based restricted stock awards from treasury stock	217	21	0
Restricted stock forfeiture	0	71	11
Right of use assets obtained in exchange for lease liabilities	1,386	19,465	0

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts are in thousands, except per share data.

Business and Organization

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides trust and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania, the central and northeast regions of the state of Ohio and western New York.

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

Risks and Uncertainties

The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 and the related government actions impact the Corporation’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

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

Determining the appropriateness of the allowance for credit losses on loans is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses on loans in those future periods. Should economic conditions worsen, the Corporation could experience further increases in its required allowance for credit losses and record additional provision expense. It is possible that the Corporation's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

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

Restrictions on Cash

Note 20, "Interest Rate Swaps," to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

Debt Securities

When purchased, debt securities are classified as held to maturity, trading or available for sale. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities are classified as trading when purchased principally for the purpose of selling them in the near term, or when the fair value option has been elected. Trading securities are recorded at fair value with changes in fair value included in earnings in non-interest income. Available for sale securities ("AFS") are those securities not classified as held to maturity or trading and are carried at their fair value. Unrealized gains and losses, net of deferred tax, on securities classified as available for sale are recorded as other comprehensive income. Management has not classified any debt securities as held to maturity.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2020.

Allowance for Credit Losses (Debt Securities Available-for Sale)

For available-for-sale debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an available-for-sale security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2020, the Corporation determined that the unrealized loss positions in available-for-sale debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3, "Debt Securities," and Note 6, "Fair Value Measurements," for more information about available-for-sale debt securities.

Accrued interest receivable on available-for-sale debt securities totaled $2.2 million at December 31, 2020 and is excluded from the estimate of credit losses.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $15.4 million at December 31, 2020 and was reported in Accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans continue to accrue interest until they are recorded as charge-offs no later than 180 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. Loans, including loans modified in a troubled debt restructuring, are placed on nonaccrual or recorded as charge-offs at an earlier date if collection of principal or interest is considered doubtful.

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

Purchased Credit Deteriorated ("PCD") Loans

The Corporation has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.

PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Troubled Debt Restructurings ("TDRs")

Loans are classified as TDRs when a borrower is experiencing financial difficulty and the Corporation has granted a concession that would not have otherwise been made for a borrower with similar credit characteristics. Prior to granting a modification, the borrower's ability to repay the loan is evaluated, including: current income levels and debt to income ratio, credit score, payment history and an evaluation of secondary repayment sources, if any is updated. The Corporation's policy is to modify loans typically through a payment reduction or through an interest rate reduction for a specified period of time, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is generally not an option for modification. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. When there is a reasonable expectation, at the reporting date, that a TDR will be executed with a borrower the estimated life of the TDR reflects the extension or renewal. Before granting approval to modify a loan in a TDR, the borrower’s ability to repay is evaluated, including: current income levels and debt to income ratio, borrower’s credit score, payment history of the loan and updated evaluation of the secondary repayment source. The Corporation also modifies some loans that are not classified as TDRs as the modification is due to a restructuring where the effective interest rate on the debt is reduced to reflect a decrease in market interest rates. The Corporation's allowance for credit losses reflects the effects of a TDR when management reasonably expects at the reporting date that a TDR will be executed with an individual borrower.

The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, loans to borrowers experiencing financial difficulty related to the COVID-19 pandemic which were granted short-term modifications after March 1, 2020 and which were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above delinquency criteria (e.g., more than 30 days past due as of December 31, 2019), the Corporation applies the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were less than 30 days past due as of the implementation date of a loan modification program are exempt from TDR classification. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio and New York. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, and New York.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents management’s estimate of expected credit losses over the estimated life of our existing portfolio of loans. The allowance for credit losses is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses on loans at the amount of expected credit losses inherent within the loan portfolio. Loans are recorded as charge-offs against the allowance when management confirms a loan balance is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the ACL on loans, see Note 4, "Loans," for additional detail.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has segregated its portfolio segments based on federal call report codes which classify loans based on the primary collateral supporting the loan. The following are the Corporation's segmented portfolios:

1-4 Family Construction: The Bank originates construction loans to finance 1-4 family residential buildings. Construction loans include not only construction of new structures, but also additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, or related to changes in general economic conditions.

Other construction loans and all land development and other land loans: The Bank originates construction loans to finance land development preparatory to erecting new structures or the on-site construction of industrial, commercial, or multi-family buildings. Construction loans include not only construction of new structures, but also additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

Farmland (including farm residential and other improvements): The Bank originates loans secured by farmland and improvements thereon, secured by mortgages. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production. Farmland also includes grazing or pasture land, whether tillable or not and whether wooded or not. The primary risk characteristics are specific to the uncertainty on production, market, financial, environmental and human resources.

Home equity lines of credit: The primary risk characteristics associated with home equity lines of credit typically involve changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce and death. Home equity lines of credit are typically originated with variable or floating interest rates, which could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by first liens: The Bank originates one-to-four family residential mortgage loans primarily within central and northwest Pennsylvania, central and northeast Ohio and western New York. These loans are secured by first liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by junior liens: The Bank originates loans secured by junior liens against one to four family properties primarily within central and northwest Pennsylvania, central and northeast Ohio and western New York. Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The primary risk characteristics associated with loans secured by junior liens typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Multifamily (5 or more) residential properties: The Bank originates mortgage loans for multifamily properties primarily within central and northwest Pennsylvania, central and northeast Ohio and western New York. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

Owner-occupied, nonfarm nonresidential properties: The Bank originates mortgage loans to operating companies primarily within central and northwest Pennsylvania, central and northeast Ohio and western New York. Owner-occupied real estate properties primarily include retail buildings, medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

Non-owner occupied, nonfarm nonresidential properties: The Bank originates mortgage loans for commercial real estate that is managed as an investment property primarily within central and northwest Pennsylvania, central and northeast Ohio and western New York. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Agricultural production and other loans to farmers: The Bank originates loans secured or unsecured to farm owners and operators (including tenants) or to nonfarmers for the purpose of financing agricultural production, including the growing and storing of crops, the marketing or carrying of agricultural products by the growers thereof, and the breeding, raising, fattening, or marketing of livestock, and for purchases of farm machinery, equipment, and implements. The primary risk characteristics are specific to the uncertainty on production, market, financial, environmental and human resources.

Commercial and Industrial: The Bank originates lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held. Commercial and Industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The ability of the Bank to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of commercial and industrial loans, commercial real estate may be included as a secondary source of collateral. The Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

Credit cards: The Bank originates credit cards offered to individuals and businesses for household, family, other personal and business expenditures. Credit cards generally are floating rate loans and include both unsecured and secured lines. Credit card loans generally do not have stated maturities and are unconditionally cancellable. The primary risk characteristics associated with credit cards typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Other revolving credit plans: The Bank originates lines of credit to individuals for household, family, and other personal expenditures. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with other revolving loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Automobile: The Bank originates consumer loans extended for the purpose of purchasing new and used passenger cars and other vehicles such as minivans, vans, sport-utility vehicles, pickup trucks, and similar light trucks for personal use. The primary risk characteristics associated with automobile loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Other consumer: The Bank originates loans to individuals for household, family, and other personal expenditures. This also represents all other loans that cannot be categorized in any of the previous mentioned consumer loan segments. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with automobile loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Obligations (other than securities and leases) of states and political subdivisions: The Bank originates various types of loans made directly to municipalities. These loans are repaid through general cash flows or through specific revenue streams, such as water and sewer fees. The primary risk characteristics associated with municipal loans are the municipalities ability to manage cash flow, balance the fiscal budget, fixed asset and infrastructure requirements. Additional risks include changes in demographics, as well as social and political conditions.

Other loans: The Bank originates other loans, such as loans to nonprofit organizations, including churches, hospitals, educational and charitable institutions, clubs, and similar associations. The primary risk characteristics associated with these types of loans are repayment, demographic, social, political and reputation risks.

Overdrafts: The Bank reports overdrawn customer deposit balances as loans.

Methods utilized by management to estimate expected credit losses include a discounted cash flow ("DCF") model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity ("WARM") model which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both models, management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the mean loss rate over a period of eight quarters.

Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors.

The DCF model uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the Corporation is the Federal unemployment rate and the S&P/Case-Shiller U.S. National Home Price Index for select collective residential related pools. In building the CECL methodology utilized in the DCF model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Federal unemployment rates and S&P/Case-Shiller U.S. National Home Price Index. The portfolio segments utilizing the DCF methodology comprised 90.8% of the amortized cost of loans as of December 31, 2020, and included:

•Farmland
•Home equity lines of credit
•Residential Mortgages secured by first liens

•Residential Mortgages secured by junior liens
•Multifamily (5 or more) residential properties
•Owner-occupied, nonfarm nonresidential properties
•Non-owner occupied, nonfarm nonresidential properties
•Agricultural production and other loans to farmers
•Commercial and Industrial
•Automobile
•Obligations (other than securities and leases) of states and political subdivisions
•Other loans

The WARM model uses combined historic loss rates for the Corporation and peer institutions, if necessary, gathered from call report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology comprised 9.2% of the amortized cost of loans as of December 31, 2020, and included:

•1-4 Family Construction
•Other construction loans and all land development and other land loans
•Credit cards
•Other revolving credit plans
•Other consumer

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation and typically represent collateral dependent loans but may also include other non-performing loans or TDRs. The Corporation uses the practical expedient to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Allowance for Credit Losses on Off-Balance Sheet ("OBS") Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on OBS credit exposures is not material at December 31, 2020.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, the Corporation is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.

FHLB stock is held as a long-term investment, is valued at its cost basis and is analyzed for impairment based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:
•its operating performance;
•the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
•its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
•the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
•its liquidity and funding position.

Both cash and stock dividends are reported as income.

Foreclosed Assets

Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation of premises and equipment is computed principally by the straight line method. In general, useful lives range from 3 to 39 years with lives for furniture, fixtures and equipment ranging from 3 to 10 years and lives of buildings and building improvements ranging from 15 to 39 years. Amortization of leasehold improvements is computed using the straight-line method over useful lives of the leasehold improvements or the term of the lease, whichever is shorter. Maintenance, repairs and minor renewals are charged to expense as incurred.

Bank Owned Life Insurance

The Corporation has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Corporation has no intangible assets with an indefinite useful life.

The Corporation has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

Other intangible assets consist of core deposit intangible assets arising from the acquisition of FC Banc Corp. in 2013, Lake National Bank in 2016 and Bank of Akron in 2020. The core deposit intangible assets from these acquisitions are amortized using an accelerated method over their estimated useful lives, which range from four years to ten years, respectively.

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

At the inception of a derivative contract, the Corporation designates the derivative as one of three types based on the Corporation's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

The Corporation is exposed to losses if a counterparty fails to make its payments under a contract in which the Corporation is in the net receiving position. The Corporation anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Corporation is a party settle monthly or quarterly. In addition, the Corporation obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Corporation has netting agreements with the dealers with which it does business.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Corporation's accounting policy is to recognize forfeitures as they occur.

Comprehensive Income

The Corporation presents comprehensive income as part of the Consolidated Statements of Income and Comprehensive Income. Other comprehensive income and loss consists of unrealized holding gains and losses on the available for sale securities portfolio, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plans, and changes in the fair value of the Corporation’s interest rate swaps, net of tax.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

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

Adoption of New Accounting Standards

On January 1, 2020, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments. standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Corporation adopted ASC 326 using the modified retrospective approach method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. In conjunction with the adoption of CECL, the Corporation has revised its segmentation to align with the methodology applied in determining the ACL for loans under CECL, which is based on federal call report codes which classify loans based on the primary collateral supporting the loan. Segmentation prior to the adoption of CECL was based on product type or purpose.

Upon adoption, the Corporation's total allowance for credit losses increased by $5.0 million, or 25.5%. The increase in the total allowance for credit losses resulted in a $3.4 million decrease to retained earnings, net of deferred taxes. The overall change in total allowance for credit losses upon adoption was primarily due to the move to a life of loan reserve estimate as well as methodology changes required under CECL.

The Corporation adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $670 thousand of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

The following tables illustrates the impact of ASC 326.

	January 1, 2020
	Pre-CECL Adoption	Reclassification to CECL Portfolio Segmentation	Pre-CECL Adoption Portfolio Segmentation	Post-CECL Adoption Portfolio Segmentation	Impact of CECL Adoption
Assets:
Loans:
Commercial, industrial and agricultural	$1,046,665	$(1,046,665)	$0	$0	$0
Farmland	0	27,199	27,199	27,199	0
Owner-occupied, nonfarm nonresidential properties	0	333,117	333,117	333,117	0
Agricultural production and other loans to farmers	0	3,407	3,407	3,407	0
Commercial and Industrial	0	474,614	474,614	474,614	0
Obligations (other than securities and leases) of states and political subdivisions	0	139,052	139,052	139,052	0
Other loans	0	5,740	5,740	5,740	0
Commercial mortgages	814,002	(814,002)	0	0	0
Other construction loans and all land development and other land loans	0	277,412	277,412	277,412	0
Multifamily (5 or more) residential properties	0	124,390	124,390	124,390	0
Non-owner occupied, nonfarm nonresidential properties	0	467,852	467,852	468,522	670
Residential real estate	814,030	(814,030)	0	0	0
1-4 Family Construction	0	22,427	22,427	22,427	0
Home equity lines of credit	0	95,089	95,089	95,089	0
Residential Mortgages secured by first liens	0	646,199	646,199	646,199	0
Residential Mortgages secured by junior liens	0	57,965	57,965	57,965	0
Consumer, net of unearned discount	119,623	(119,623)	0	0	0
Other revolving credit plans	0	52,353	52,353	52,353	0
Automobile	0	27,807	27,807	27,807	0
Other consumer	0	39,697	39,697	39,697	0
Credit cards	7,569	0	7,569	7,569	0
Overdrafts	2,146	0	2,146	2,146	0
Total loans	$2,804,035	$0	$2,804,035	$2,804,705	$670

	January 1, 2020
	Pre-CECL Adoption	Reclassification to CECL Portfolio Segmentation	Pre-CECL Adoption Portfolio Segmentation	Post-CECL Adoption Portfolio Segmentation	Impact of CECL Adoption
Assets:
Allowance for credit losses on loans:
Commercial, industrial and agricultural	$8,287	$(8,287)	$0	$0	$0
Farmland	0	190	190	251	61
Owner-occupied, nonfarm nonresidential properties	0	2,390	2,390	1,636	(754)
Agricultural production and other loans to farmers	0	25	25	30	5
Commercial and Industrial	0	4,105	4,105	3,474	(631)
Obligations (other than securities and leases) of states and political subdivisions	0	1,022	1,022	791	(231)
Other loans	0	41	41	49	8
Commercial mortgages	6,952	(6,952)	0	0	0
Other construction loans and all land development and other land loans	0	2,327	2,327	3,107	780
Multifamily (5 or more) residential properties	0	1,087	1,087	1,399	312
Non-owner occupied, nonfarm nonresidential properties	0	3,980	3,980	6,527	2,547
Residential real estate	1,499	(1,499)	0	0	0
1-4 Family Construction	0	56	56	21	(35)
Home equity lines of credit	0	180	180	601	421
Residential Mortgages secured by first liens	0	1,220	1,220	2,320	1,100
Residential Mortgages secured by junior liens	0	114	114	249	135
Consumer	2,411	(2,411)	0	0	0
Other revolving credit plans	0	296	296	674	378
Automobile	0	156	156	60	(96)
Other consumer	0	1,960	1,960	2,981	1,021
Credit cards	84	0	84	26	(58)
Overdrafts	240	0	240	240	0
Total allowance for credit losses on loans	$19,473	$0	$19,473	$24,436	$4,963

Retained earnings:
Total increase in allowance for credit losses on loans					$4,963
Balance sheet reclassification					(670)
Total pre-tax impact					4,293
Tax effect					(902)
Decrease in retained earnings					$3,391

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

Effects of Newly Issued But Not Yet Effective Accounting Standards

In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers' application of income tax- related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Corporation is currently evaluating the impact of ASU 2019-12 on the Corporation's consolidated financial statements.

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

2.  Business Combinations

On July 17, 2020, the Corporation completed its previously announced acquisition of Bank of Akron, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Bank of Akron merged with and into CNB Bank (the "Merger"), with CNB Bank continuing as the surviving entity. Banking offices of Bank of Akron will operate under the trade name BankOnBuffalo, a division of CNB Bank.

Pursuant to the Merger Agreement, for each share of Bank of Akron common stock, Bank of Akron shareholders were entitled to elect to receive either (x) $215.00 in cash or (y) 6.6729 shares of the Corporation's common stock and also received cash in lieu of fractional shares. Elections were subject to proration procedures whereby at least 75% of the shares of Bank of Akron common stock were exchanged for shares of the Corporation's common stock. Based on the elections and proration procedures, the total consideration payable to Bank of Akron shareholders was approximately $40.8 million, comprised of approximately $16.1 million in cash and 1,501,321 shares of the Corporation's common stock, net of fractional shares, valued at approximately $24.7 million based on the July 17, 2020 closing price of $16.43 per share of the Corporation's common stock.

Bank of Akron's results of operations were included in the Corporation's results of operations beginning July 17, 2020. The Corporation incurred $4.0 million of merger-related expenses during the year ended December 31, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors. There were $170 thousand in merger-related expenses incurred during the year ended December 31, 2019.

July 17, 2020
Merger consideration
Value of stock consideration assigned to Bank of Akron common shares exchanged for stock paid to shareholders	$24,667
Value of cash consideration for Bank of Akron common stock exchanged for cash	16,126
Total merger consideration	$40,793

Core deposit intangible ("CDI") of $613 thousand and goodwill of $5.0 million were recognized as a result of the acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes.

July 17, 2020
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$78,830
Interest bearing deposits with other banks	10,148
Investment securities	29,407
Loans, net of allowance for credit losses on PCD loans	319,063
Premises and equipment, net	4,265
Core deposit intangible	613
Deferred tax assets	2,777
Bank owned life insurance	8,187
Accrued interest receivable and other assets	5,307
Total assets acquired	$458,597
Liabilities assumed
Deposits	$419,475
Accrued interest payable and other liabilities	3,348
Total liabilities assumed	422,823
Total fair value of identifiable net assets	35,774
Total merger consideration	40,793
Goodwill recognized	$5,019

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

The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available.

Financial assets acquired in a business combination after January 1, 2020 are recorded in accordance with ASC Topic 326, after which acquired assets are separated into two types. Purchased credit deteriorated ("PCD") assets are acquired assets that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. Non-PCD assets are acquired assets that have experienced no or insignificant deterioration in credit quality since origination. To distinguish between the two types of acquired assets, the Corporation evaluates risk characteristics that have been determined to be indicators of deteriorated credit quality. In the case of loans, the determining criteria may involve general characteristics, such as loan payment history or changes in creditworthiness since the loan was originated, while others are relevant to recent economic conditions, such as borrowers in industries impacted by the COVID-19 pandemic.

Securities

The estimated fair values of the securities were calculated utilizing Level 2 inputs. The securities acquired are bought and sold in active markets. Prices for these instruments were obtained through security industry sources that actively participate in the buying and selling of securities.

Loans

Bank of Akron’s loan portfolio was recorded at fair value at the date of acquisition. A valuation of Bank of Akron’s loan portfolio was performed as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for market discount rates, credit, and liquidity. The loan portfolio was segmented into two groups: non-PCD loans and PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The PCD loans were valued on a pooled basis and at the loan level with similar characteristics noted above.

Premises and Equipment

Fair values are based upon appraisal values. In addition to owned properties, Bank of Akron operated one property subject to a lease agreement.

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

Supplemental Pro Forma Financial Information

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the year ended December 31, 2020 and 2019, respectively, as if Bank of Akron had been acquired on January 1, 2019. This unaudited pro forma information combines the historical results of Bank of Akron with the Corporation’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	December 31, 2020	December 31, 2019
Net interest income	$137,097	$119,062
Net income	$34,628	$42,343
Basic earnings per common share	$2.01	$2.54
Diluted earnings per common share	$2.01	$2.54

3.  Securities

Securities available-for-sale at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020				December 31, 2019
	Amortized	Gross Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$150,404	$6,698	$(60)	$157,042	$124,189	$2,924	$(19)	$127,094
State & political subdivisions	67,819	3,186	(122)	70,883	101,177	3,288	(102)	104,363
Residential & multi-family mortgage	306,054	9,276	(138)	315,192	273,404	4,117	(885)	276,636
Corporate notes & bonds	15,221	105	(400)	14,926	8,350	14	(282)	8,082
Pooled SBA	24,975	912	(1)	25,886	25,063	274	(163)	25,174
Other	1,020	0	(41)	979	1,020	0	(56)	964
Total	$565,493	$20,177	$(762)	$584,908	$533,203	$10,617	$(1,507)	$542,313

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2020	$57,185	$2,257	$67
2019	11,403	152	4
2018	0	0	0

The tax provision related to these net realized gains at December 31, 2020, 2019 and 2018 was $460, $31, and $0, respectively.

The following is a schedule of the contractual maturity of securities available for sale, excluding other securities, at December 31, 2020:

	December 31, 2020
	Amortized Cost	Fair Value
1 year or less	$53,144	$53,448
1 year – 5 years	109,071	112,643
5 years – 10 years	61,604	66,743
After 10 years	10,645	10,996
	234,464	243,830
Residential and multi-family mortgage	306,054	315,192
Pooled SBA	24,975	25,886
Total debt securities	$565,493	$584,908

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On December 31, 2020 and December 31, 2019, securities carried at $453,407 and $405,200, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At December 31, 2020 and December 31, 2019, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

December 31, 2020	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$24,991	$(60)	0	0	$24,991	$(60)
State & political subdivisions	3,854	(19)	164	(103)	4,018	(122)
Residential & multi-family mortgage	44,092	(119)	3,277	(19)	47,369	(138)
Corporate notes & bonds	0	0	4,545	(400)	4,545	(400)
Pooled SBA	525	(1)	0	0	525	(1)
Other	0	0	979	(41)	979	(41)
	$73,462	$(199)	$8,965	$(563)	$82,427	$(762)

December 31, 2019	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	7,040	(3)	14,989	(16)	22,029	(19)
State & political subdivisions	826	(5)	684	(97)	1,510	(102)
Residential and multi-family mortgage	41,841	(346)	32,555	(539)	74,396	(885)
Corporate notes & bonds	0	0	4,718	(282)	4,718	(282)
Pooled SBA	8,560	(80)	6,075	(83)	14,635	(163)
Other	0	0	964	(56)	964	(56)
	58,267	(434)	59,985	(1,073)	118,252	(1,507)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2020 and 2019, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at December 31, 2020 and 2019 to be temporary.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for other-than-temporary impairment. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of December 31, 2020 and 2019, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:
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

Trading securities at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
Corporate equity securities	$4,343	$7,946
Mutual funds	1,283	807
Money market	404	350
Corporate notes and bonds	569	655
U.S. Government sponsored entities	50	51
Total	$6,649	$9,809

During December 31, 2020, December 31, 2019, and December 31, 2018, the Corporation sold trading securities. Proceeds were $5,935 in December 31, 2020, $301 in December 31, 2019 and $455 in December 31, 2018, resulting in net realized gains of $75 in December 31, 2020, $16 in December 31, 2019, and $151 in December 31, 2018. During 2019, the Corporation sold Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were $463.

4.  Loans

Total net loans at December 31, 2020 and December 31, 2019 are summarized as follows:

	2020	Percentage of Total
Farmland	$23,316	0.7%
Owner-occupied, nonfarm nonresidential properties	407,924	12.1%
Agricultural production and other loans to farmers	2,664	0.1%
Commercial and Industrial	663,550	19.7%
Obligations (other than securities and leases) of states and political subdivisions	132,818	3.9%
Other loans	11,961	0.4%
Other construction loans and all land development and other land loans	205,734	6.1%
Multifamily (5 or more) residential properties	212,815	6.3%
Non-owner occupied, nonfarm nonresidential properties	640,945	19.0%
1-4 Family Construction	27,768	0.8%
Home equity lines of credit	109,444	3.2%
Residential Mortgages secured by first liens	777,030	23.0%
Residential Mortgages secured by junior liens	53,726	1.6%
Other revolving credit plans	25,507	0.8%
Automobile	25,344	0.8%
Other consumer	42,792	1.3%
Credit cards	8,115	0.2%
Overdrafts	336	0.0%
Total loans	$3,371,789	100.0%
Less: Allowance for credit losses	(34,340)
Loans, net	$3,337,449

Net deferred loan origination fees (costs) and unearned discount included in the above loan table	$8,789

	2019	Percentage of Total
Commercial, industrial, and agricultural	$1,046,665	37.3%
Commercial mortgages	814,002	29.0%
Residential real estate	814,030	29.0%
Consumer	124,785	4.5%
Credit cards	7,569	0.3%
Overdrafts	2,146	0.1%
Less: unearned discount	(5,162)	(0.2)%
Total loans	$2,804,035	100.0%
Less: Allowance for loan losses	(19,473)
Loans, net	$2,784,562

Net deferred loan origination fees (costs) included in the above loan table	$3,092

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

As a result of the adoption of ASC 326 effective January 1, 2020, there is a lack of comparability in both the allowance and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 (as reflected in the table below) are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior fiscal years. See Note 1, "Summary of Significant Accounting Policies," for details regarding the adoption of ASC 326.

At December 31, 2020, the Corporation incorporated the loans acquired through Bank of Akron and evaluated its qualitative factors as a result of the COVID-19 pandemic. As a result, at December 31, 2020, the Corporation added a qualitative factor related to the unfavorable economic environment driven by the COVID-19 pandemic. Management evaluates the factor based upon internal and external expectations of economic activity. Management also included a qualitative factor related to loans with payment deferrals specifically related to the COVID-19 pandemic.

Transactions in the allowance for credit losses for the year ended December 31, 2020 were as follows:

	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Initial Allowance on Loans Purchased with Credit Deterioration	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance (After ASC 326 Adoption)
Farmland	$190	$61	$0	$0	$0	$(30)	$221
Owner-occupied, nonfarm nonresidential properties	2,390	(754)	82	(61)	12	2,031	3,700
Agricultural production and other loans to farmers	25	5	0	0	0	(6)	24
Commercial and Industrial	4,105	(631)	216	(2,779)	39	5,283	6,233
Obligations (other than securities and leases) of states and political subdivisions	1,022	(231)	0	0	0	207	998
Other loans	41	8	0	0	0	19	68
Other construction loans and all land development and other land loans	2,327	780	228	0	125	(1,504)	1,956
Multifamily (5 or more) residential properties	1,087	312	24	0	0	1,301	2,724
Non-owner occupied, nonfarm nonresidential properties	3,980	2,547	335	(1,522)	52	3,266	8,658
1-4 Family Construction	56	(35)	0	0	0	61	82
Home equity lines of credit	180	421	22	(6)	1	367	985
Residential Mortgages secured by first liens	1,220	1,100	73	(285)	65	2,366	4,539
Residential Mortgages secured by junior liens	114	135	0	(158)	2	148	241
Other revolving credit plans	296	378	0	(137)	21	(51)	507
Automobile	156	(96)	0	(29)	2	99	132
Other consumer	1,960	1,021	0	(1,513)	130	1,364	2,962
Credit cards	84	(58)	0	(153)	14	179	66
Overdrafts	240	0	0	(435)	185	254	244
Total loans	$19,473	$4,963	$980	$(7,078)	$648	$15,354	$34,340

Transactions in the allowance for loan losses for the year ended December 31, 2019 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2019	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704
Charge-offs	(205)	(3,391)	(386)	(2,200)	(116)	(453)	(6,751)
Recoveries	17	124	73	154	15	113	496
Provision for loan losses	1,134	2,729	(344)	2,080	82	343	6,024
Allowance for loan losses, December 31, 2019	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473

Transactions in the allowance for loan losses for the year ended December 31, 2018 were as follows:

	Commercial, Industrial, and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2018	$6,160	$9,007	$2,033	$2,179	$120	$194	$19,693
Charge-offs	(253)	(3,337)	(315)	(2,279)	(90)	(319)	(6,593)
Recoveries	171	30	67	141	33	90	532
Provision for loan losses	1,263	1,790	371	2,336	40	272	6,072
Allowance for loan losses, December 31, 2018	$7,341	$7,490	$2,156	$2,377	$103	$237	$19,704

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on the Corporation’s impairment method as of December 31, 2019. The recorded investment in loans excludes accrued interest and unearned discounts due to their insignificance.

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

The following tables present information related to loans individually evaluated for impairment, including loans modified in troubled debt restructurings, by portfolio segment as of December 31, 2019 and for the years ended December 31, 2019, and December 31, 2018, respectively.

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

The unpaid principal balance of impaired loans includes the Corporation's recorded investment in the loan and the amount that have been recorded as charge-offs.

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

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2020:

	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,844	$51	$0
Owner-occupied, nonfarm nonresidential properties	1,781	909	0
Commercial and Industrial	6,657	464	0
Other construction loans and all land development and other land loans	2,349	77	0
Multifamily (5 or more) residential properties	288	0	0
Non-owner occupied, nonfarm nonresidential properties	11,932	394	0
Home equity lines of credit	685	685	0
Residential Mortgages secured by first liens	4,175	3,495	283
Residential Mortgages secured by junior liens	114	114	0
Other revolving credit plans	6	6	0
Automobile	32	32	0
Other consumer	496	496	8
Credit cards	0	0	34
Total loans	$30,359	$6,723	$325

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2019:

	December 31, 2019
	Nonaccrual	Past Due Over 90 Days Still on Accrual
Commercial, industrial, and agricultural	$11,644	0
Commercial mortgages	4,533	0
Residential real estate	4,724	59
Consumer	835	0
Credit cards	0	2
Total	$21,736	$61

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,793	$0
Owner-occupied, nonfarm nonresidential properties	285	587
Commercial and Industrial	594	5,600
Other construction loans and all land development and other land loans	2,272	0
Multifamily (5 or more) residential properties	288	0
Non-owner occupied, nonfarm nonresidential properties	9,072	880
Residential Mortgages secured by first liens	1,135	0
Total loans	$15,439	$7,067

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2020 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$195	$0	$1,211	$1,406	$21,910	$23,316
Owner-occupied, nonfarm nonresidential properties	10	885	732	1,627	406,297	407,924
Agricultural production and other loans to farmers	0	0	0	0	2,664	2,664
Commercial and Industrial	476	335	3,887	4,698	658,852	663,550
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	132,818	132,818
Other loans	0	0	0	0	11,961	11,961
Other construction loans and all land development and other land loans	0	0	1,917	1,917	203,817	205,734
Multifamily (5 or more) residential properties	0	0	0	0	212,815	212,815
Non-owner occupied, nonfarm nonresidential properties	314	156	10,184	10,654	630,291	640,945
1-4 Family Construction	0	0	0	0	27,768	27,768
Home equity lines of credit	166	235	486	887	108,557	109,444
Residential Mortgages secured by first liens	2,834	629	1,911	5,374	771,656	777,030
Residential Mortgages secured by junior liens	8	0	66	74	53,652	53,726
Other revolving credit plans	36	19	0	55	25,452	25,507
Automobile	73	0	9	82	25,262	25,344
Other consumer	246	132	245	623	42,169	42,792
Credit cards	72	39	34	145	7,970	8,115
Overdrafts	0	0	0	0	336	336
Total loans	$4,430	$2,430	$20,682	$27,542	$3,344,247	$3,371,789

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans.

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial, industrial, and agricultural	$1,273	$548	$3,784	$5,605	$1,041,060	$1,046,665
Commercial mortgages	162	183	2,594	2,939	811,063	814,002
Residential real estate	3,383	1,270	2,714	7,367	806,663	814,030
Consumer	412	311	415	1,138	123,647	124,785
Credit cards	48	54	2	104	7,465	7,569
Overdrafts	0	0	0	0	2,146	2,146
Total	$5,278	$2,366	$9,509	$17,153	$2,792,044	$2,809,197

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

During the years ended December 31, 2020 and December 31, 2019, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $15,088 and $10,951 as of December 31, 2020 and 2019, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Owner-occupied, nonfarm nonresidential properties	1	$260	$260
Commercial and Industrial	6	1,140	1,140
Other construction loans and all land development and other land loans	1	46	46
Non-owner occupied, nonfarm nonresidential properties	1	3,684	3,684
Residential Mortgages secured by first liens	2	309	309
Total loans	11	$5,439	$5,439

	Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	1	383	383
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	1	$383	$383

	Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, industrial, and agricultural	0	$0	$0
Commercial mortgages	5	1,570	1,570
Residential real estate	0	0	0
Consumer	0	0	0
Credit cards	0	0	0
Total	5	$1,570	$1,570

The troubled debt restructurings described above increased the allowance for credit losses by $0, $0 and $351 during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. All loans modified in troubled debt restructurings are performing in accordance with their modified terms as of December 31, 2020 and December 31, 2019 and no principal balances were forgiven in connection with the loan restructurings.

Generally, nonperforming troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Credit Quality Indicators

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually to classify the loans as to credit risk.

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

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2020. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$1,617	$4,448	$3,767	$3,648	$894	$5,280	$662	$0	$20,316
Special mention	1,156	0	0	0	0	0	0	0	1,156
Substandard	0	0	0	51	582	1,211	0	0	1,844
Doubtful	0	0	0	0	0	0	0	0	0
Total	$2,773	$4,448	$3,767	$3,699	$1,476	$6,491	$662	$0	$23,316
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$86,694	$109,228	$52,818	$56,948	$26,119	$50,839	$9,253	$0	$391,899
Special mention	0	452	74	541	318	1,310	131	0	2,826
Substandard	1,021	2,449	2,438	938	3,675	2,430	248	0	13,199
Doubtful	0	0	0	0	0	0	0	0	0
Total	$87,715	$112,129	$55,330	$58,427	$30,112	$54,579	$9,632	$0	$407,924
Agricultural production and other loans to farmers
Risk rating
Pass	$267	$155	$601	$0	$54	$0	$1,587	$0	$2,664
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$267	$155	$601	$0	$54	$0	$1,587	$0	$2,664
Commercial and Industrial
Risk rating
Pass	$318,323	$54,620	$46,854	$32,426	$7,197	$7,265	$170,386	$0	$637,071
Special mention	127	1,017	3,489	712	300	1,033	4,690	0	11,368
Substandard	801	1,916	1,212	112	37	4,858	6,175	0	15,111
Doubtful	0	0	0	0	0	0	0	0	0
Total	$319,251	$57,553	$51,555	$33,250	$7,534	$13,156	$181,251	$0	$663,550
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$10,722	$12,279	$35,176	$20,891	$19,365	$24,789	$8,888	$0	$132,110
Special mention	0	0	0	0	0	0	0	0	0
Substandard	708	0	0	0	0	0	0	0	708
Doubtful	0	0	0	0	0	0	0	0	0
Total	$11,430	$12,279	$35,176	$20,891	$19,365	$24,789	$8,888	$0	$132,818
Other loans
Risk rating
Pass	$7,268	$1,237	$386	$0	$0	$0	$3,070	$0	$11,961
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$7,268	$1,237	$386	$0	$0	$0	$3,070	$0	$11,961

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$119,380	$52,078	$19,977	$2,300	$28	$1,895	$2,548	$0	$198,206
Special mention	1,417	672	29	3,303	0	190	0	0	5,611
Substandard	0	0	0	0	0	1,840	77	0	1,917
Doubtful	0	0	0	0	0	0	0	0	0
Total	$120,797	$52,750	$20,006	$5,603	$28	$3,925	$2,625	$0	$205,734
Multifamily (5 or more) residential properties
Risk rating
Pass	$73,572	$39,633	$26,230	$49,178	$4,086	$16,957	$1,907	$0	$211,563
Special mention	0	0	0	0	0	0	0	0	0
Substandard	6	753	288	205	0	0	0	0	1,252
Doubtful	0	0	0	0	0	0	0	0	0
Total	$73,578	$40,386	$26,518	$49,383	$4,086	$16,957	$1,907	$0	$212,815
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$161,045	$127,518	$89,520	$55,966	$44,959	$105,962	$9,633	$0	$594,603
Special mention	99	895	2,111	3,969	835	4,137	450	0	12,496
Substandard	0	12,325	326	7,584	722	12,289	600	0	33,846
Doubtful	0	0	0	0	0	0	0	0	0
Total	$161,144	$140,738	$91,957	$67,519	$46,516	$122,388	$10,683	$0	$640,945

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

The Corporation considers the performance of the loan portfolio and its impact on the allowance for credit losses. For 1-4 family construction, home equity lines of credit, residential mortgages secured by first liens, residential mortgages secured by junior liens, automobile, credit cards, other revolving credit plans and other consumer segments, the Corporation also evaluates credit quality based on the performance status the loan, which was previously presented, and by payment activity. Nonperforming loans include loans on nonaccrual status and loans past due over 90 days and still accruing interest.

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2020. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016		Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,081	$11,547	$140	$0	$0		$0	$0	$0	$27,768
Nonperforming	0	0	0	0	0		0	0	0	0
Total	$16,081	$11,547	$140	$0	$0		$0	$0	$0	$27,768
Home equity lines of credit
Payment performance
Performing	$19,764	$12,823	$12,842	$8,793	$8,182		$42,514	$3,841	$0	$108,759
Nonperforming	0	0	0	302	33		350	0	0	685
Total	$19,764	$12,823	$12,842	$9,095	$8,215		$42,864	$3,841	$0	$109,444
Residential mortgages secured by first lien
Payment performance
Performing	$211,910	$136,181	$93,588	$99,520	$62,312		$163,556	$5,505	$0	$772,572
Nonperforming	0	84	887	143	61		3,261	22	0	4,458
Total	$211,910	$136,265	$94,475	$99,663	$62,373		$166,817	$5,527	$0	$777,030
Residential mortgages secured by junior liens
Payment performance
Performing	$14,552	$12,255	$7,031	$5,660	$3,347		$10,389	$378	$0	$53,612
Nonperforming	0	0	0	0	19		95	0	0	114
Total	$14,552	$12,255	$7,031	$5,660	$3,366		$10,484	$378	$0	$53,726
Other revolving credit plans
Payment performance
Performing	$4,088	$4,516	$3,320	$3,149	$1,301		$9,127	$0	$0	$25,501
Nonperforming	0	0	4	0	0		2	0	0	6
Total	$4,088	$4,516	$3,324	$3,149	$1,301		$9,129	$0	$0	$25,507
Automobile
Payment performance
Performing	$8,965	$8,595	$4,652	$1,635	$764		$701	$0	$0	$25,312
Nonperforming	0	4	0	6	0		22	0	0	32
Total	$8,965	$8,599	$4,652	$1,641	$764		$723	$0	$0	$25,344
Other consumer
Payment performance
Performing	$24,857	$11,183	$3,579	$796	$218	1	$1,654	$0	$0	$42,288
Nonperforming	82	264	75	13	0		70	0	0	504
Total	$24,939	$11,447	$3,654	$809	$218		$1,724	$0	$0	$42,792

December 31, 2020
Consumer
Credit card
Payment performance
Performing	$8,081
Nonperforming	34
Total	$8,115

The following table presents the recorded investment in residential, consumer, and credit card loans based on performance status as of December 31, 2019:

	December 31, 2019
	Residential Real Estate	Consumer	Credit Cards
Performing	$809,247	$123,950	$7,567
Nonperforming	4,783	835	2
Total	$814,030	$124,785	$7,569

Purchased Credit Deteriorated Loans

The Corporation has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

July 17, 2020
Purchase price of loans at acquisition	$21,768
Allowance for credit losses at acquisition	980
Non-credit discount / (premium) at acquisition	1,063
Par value of acquired loans at acquisition	$23,811

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation ("Holiday"), a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio, are considered to be subprime loans.

Holiday’s loan portfolio, included in consumer loans above, is summarized as follows at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Gross consumer loans	$27,998	$28,122
Less: unearned discounts	(5,181)	(5,162)
Total consumer loans, net of unearned discounts	$22,817	$22,960

5.  Real Estate Owned

Real estate owned is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of year	$1,633	$418	$710
Loans transferred to real estate owned	241	2,066	228
Sales of real estate owned (at carrying value)	(1,012)	(851)	(520)
Balance, end of year	$862	$1,633	$418

Expenses related to foreclosed real estate include:

	December 31, 2020	December 31, 2019	December 31, 2018
Net loss (gain) on sales	$346	$(377)	$(310)
Operating expenses, net of rental income	240	316	283
	$586	$(61)	$(27)

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values of most trading securities and debt securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities that observable inputs about the specific issuer are not available, fair values are estimated using observable data from other securities presumed to be similar or other market data on other similar securities (Level 3).

Derivatives: The Corporation’s derivative instruments are interest rate swaps that are similar to those that trade in liquid markets. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2).

Individually Evaluated Loans: The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals prepared by third-parties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management also adjusts appraised values based on the length of time that has passed since the appraisal date and other factors. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2020 and December 31, 2019:

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$157,042	$0	$157,042	$0
States and political subdivisions	70,883	0	70,819	64
Residential and multi-family mortgage	315,192	15,039	300,153	0
Corporate notes and bonds	14,926	0	14,926	0
Pooled SBA	25,886	0	25,886	0
Other	979	979	0	0
Total Securities Available For Sale	$584,908	$16,018	$568,826	$64
Interest rate swaps	$4,017	$0	$4,017	$0
Trading Securities:
Corporate equity securities	$4,343	$4,343	$0	$0
Mutual funds	1,283	1,283	0	0
Certificates of deposit	404	404	0	0
Corporate notes and bonds	569	569	0	0
U.S. Government sponsored entities	50	0	50	0
Total Trading Securities	$6,649	$6,599	$50	$0
Liabilities
Interest rate swaps	$(4,785)	$0	$(4,785)	$0

		Fair Value Measurements at December 31, 2019 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$127,094	$0	$127,094	$0
States and political subdivisions	104,363	0	104,363	0
Residential and multi-family mortgage	276,636	0	273,841	2,795
Corporate notes and bonds	8,082	0	8,082	0
Pooled SBA	25,174	0	25,174	0
Other	964	964	0	0
Total Securities Available For Sale	$542,313	$964	$538,554	$2,795
Interest rate swaps	$1,877	$0	$1,877	$0
Trading Securities:
Corporate equity securities	$7,946	$7,946	$0	$0
Mutual funds	807	807	0	0
Certificates of deposit	350	350	0	0
Corporate notes and bonds	655	655	0	0
U.S. Government sponsored entities	51	0	51	0
Total Trading Securities	$9,809	$9,758	$51	$0
Liabilities
Interest rate swaps	$(2,362)	$0	$(2,362)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 and 2019, respectively:

	States and Political Subdivisions	Residential & Multi-Family Mortgage
Balance, January 1, 2020	$0	$2,795
Purchases	422	0
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Transfers out of Level 3	(358)	$(2,795)
Balance, December 31, 2020	$64	$0

Residential & Multi-Family Mortgage
Balance, January 1, 2019	$0
Purchases	2,796
Total gains or (losses):
Included in other comprehensive income (loss)	(1)
Balance, December 31, 2019	$2,795

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2020 and December 31, 2019:

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$659	0	0	$659
Owner-occupied, nonfarm nonresidential properties	329	0	0	329
Commercial and industrial	3,680	0	0	3,680
Other construction loans and all land development loans and other land loans	1,790	0	0	1,790
Multifamily (5 or more) residential properties	0	0	0	0
Non-owner occupied, nonfarm nonresidential	9,622	0	0	9,622
Residential mortgages secured by first liens	659	0	0	659

		Fair Value Measurements at December 31, 2019 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial, industrial, and agricultural	$2,910	0	0	$2,910
Commercial mortgages	1,147	0	0	1,147

A loan is considered to be a collateral dependent loan when, based on current information and events, the Corporation expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Corporation has determined that the borrower is experiencing financial difficulty as of the measurement date. The allowance for credit losses is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Corporation reviews the third-party appraisal for appropriateness and may adjust the value downward to consider selling and closing costs. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans - Farmland	$659	Valuation of third party appraisal on underlying collateral	Loss severity rates	45%-54% (47%)
Collateral-dependent loans - Owner-occupied, nonfarm nonresidential properties	329	Valuation of third party appraisal on underlying collateral	Loss severity rates	60%-90% (80%)
Collateral-dependent loans - Commercial and industrial	3,680	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (39%)
Collateral-dependent loans - Other construction loans and all land development loans and other land loans	1,790	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-41% (28%)
Collateral-dependent loans - Multifamily (5 or more) residential properties	0	Valuation of third party appraisal on underlying collateral	Loss severity rates	58% (58%)
Collateral-dependent loans - Non-owner occupied, nonfarm nonresidential	9,622	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Collateral-dependent loans - Residential mortgages secured by first liens	659	Valuation of third party appraisal on underlying collateral	Loss severity rates	31% (31%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans – commercial, industrial, and agricultural	$2,910	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (54%)
Impaired loans – commercial mortgages	$1,147	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (52%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2020:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$532,694	$532,694	$0	$0	$532,694
Securities available for sale	584,908	16,018	568,826	64	584,908
Trading securities	6,649	6,599	50	0	6,649
Loans held for sale	8,514	0	8,617	0	8,617
Net loans	3,337,449	0	0	3,339,482	3,339,482
FHLB and other equity interests	21,018	n/a	n/a	n/a	n/a
Interest rate swaps	4,017	0	4,017	0	4,017
Accrued interest receivable	17,659	61	2,152	15,446	17,659
LIABILITIES
Deposits	$(4,181,744)	$(3,705,200)	$(488,000)	$0	$(4,193,200)
FHLB and other borrowings	0	0	0	0	0
Subordinated debentures	(70,620)	0	(62,583)	0	(62,583)
Interest rate swaps	(4,785)	0	(4,785)	0	(4,785)
Accrued interest payable	(1,096)	0	(1,096)	0	(1,096)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2019:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$192,974	$192,974	$0	$0	$192,974
Securities available for sale	542,313	964	538,554	2,795	542,313
Trading securities	9,809	9,758	51	0	9,809
Loans held for sale	930	0	933	0	933
Net loans	2,784,562	0	0	2,778,914	2,778,914
FHLB and other equity interests	27,868	n/a	n/a	n/a	n/a
Interest rate swaps	1,877	0	1,877	0	1,877
Accrued interest receivable	11,486	6	3,238	8,242	11,486
LIABILITIES
Deposits	$(3,102,327)	$(2,674,511)	$(432,287)	$0	$(3,106,798)
FHLB and other borrowings	(227,907)	0	(230,679)	0	(230,679)
Subordinated debentures	(70,620)	0	(64,084)	0	(64,084)
Interest rate swaps	(2,362)	0	(2,632)	0	(2,632)
Accrued interest payable	(1,597)	0	(1,597)	0	(1,597)

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

7.  Secondary Market Mortgage Activities

Total loans serviced for others were $224,296 and $188,648 December 31, 2020 and December 31, 2019, respectively.

The following summarizes secondary market mortgage activities for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Loans originated for resale	$87,528	$43,458	$22,990
Proceeds from sales of loans held for sale	82,619	43,198	23,311
Net gains on sales of loans held for sale	2,961	990	624
Loan servicing fees	726	634	600

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of year	$1,573	$1,495	$1,387
Additions	540	292	315
Servicing rights acquired	0	0	0
Amortization	(586)	(214)	(207)
Balance, end of year	$1,527	$1,573	$1,495

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2020 and December 31, 2019, respectively. No valuation allowance was deemed necessary at December 31, 2020, December 31, 2019, and December 31, 2018. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2020 or December 31, 2019.

8.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Land	$8,016	$8,301
Premises and leasehold improvements	68,346	57,131
Furniture and equipment	37,203	30,853
Construction in process	1,556	2,747
	115,121	99,032
Less: accumulated depreciation	55,057	44,165
Premises and equipment, net	$60,064	$54,867

Depreciation on premises and equipment amounted to $4,593 in 2020, $4,098 in 2019 and $3,706 in 2018.

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

Leases	Classification	December 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$18,407	$18,422
Finance lease assets	Premises and equipment, net (1)	429	501
Total leased assets		$18,836	$18,923

Liabilities:
Operating lease liabilities	Operating lease liabilities	$19,449	$19,363
Finance lease liabilities	Accrued interest payable and other liabilities	550	629
Total leased liabilities		$19,999	$19,992
(1) Finance lease assets are recorded net of accumulated amortization of $787 and $715 as of December 31, 2020 and 2019, respectively.

The components of the Corporation's net lease expense for the year ended December 31, 2020 and December 31, 2019 were as follows:

Lease Cost	Classification	December 31, 2020	December 31, 2019
Operating lease cost	Net occupancy expense	$1,785	$1,666
Variable lease cost	Net occupancy expense	87	98
Finance lease cost:
Amortization of leased assets	Net occupancy expense	72	72
Interest on lease liabilities	Interest expense - borrowed funds	27	30
Sublease income (1)	Net occupancy expense	(86)	(83)
Net lease cost		$1,885	$1,783
(1) Sublease income excludes rental income from owned properties.

Rental expense, net of rental income, charged to occupancy expense for 2018 was $932.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2020:

Maturity of Lease Liabilities as of December 31, 2020	Operating Leases	Finance Leases	Total
2021	$1,560	$105	$1,665
2022	1,661	105	1,766
2023	1,550	105	1,655
2024	1,515	105	1,620
2025	1,505	105	1,610
After 2025	19,281	104	19,385
Total lease payments	27,072	629	27,701
Less: Interest	7,623	79	7,702
Present value of lease liabilities	$19,449	$550	$19,999

Other information related to the Corporation's lease liabilities as of December 31, 2020 and December 31, 2019 was as follows:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	19.0	18.7
Finance leases	6.0	7.0

Weighted-average discount rate
Operating leases	3.46%	3.52%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of December 31, 2020 and December 31, 2019 as follows:

Other Information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$922	$757

10.  Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020	December 31, 2019
Balance, beginning of year	$38,730	$38,730
Acquired during the year	5,019	0
Balance, end of year	$43,749	$38,730

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. Goodwill is evaluated for impairment on an annual basis as of December 31 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Corporation engaged a third party to perform a quantitative analysis of its goodwill at June 30, 2020 due to the on-going economic market disruption caused by the COVID-19 pandemic and the resultant impact on the Corporation's stock price. In addition, interim qualitative analyses were performed as of March 31, 2020 and September 30, 2020 as a result of COVID-19 and for the annual impairment analysis at December 31, 2020. The results of the quantitative analysis and the qualitative analyses did not indicate the Corporation's goodwill was impaired.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4,834. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the Corporation recorded amortization expense of $94, $316 and $489, respectively. The net carrying values at December 31, 2020 and December 31, 2019 were $0 and $94, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1,583. During the year ended December 31, 2020, December 31, 2019, and December 31, 2018, the Corporation recorded amortization expense of $66, $251, and $409, respectively. The net carrying values at December 31, 2020 and December 31, 2019 were $0 and $66, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank.

In connection with its acquisition of Bank of Akron in 2020, the Corporation recorded a core deposit intangible asset of $613. During the year ended December 31, 2020, the Corporation recorded amortization expense of $46. The net carrying value at December 31, 2020 was $567. No other intangible assets were required to be recorded in connection with the acquisition of Bank of Akron.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2021	$107
2022	96
2023	85
2024	73
2025	62
Thereafter	144
$567

11.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2020:

Time deposits maturing:
2021	$212,301
2022	187,221
2023	40,354
2024	13,163
2025	13,624
Thereafter	9,881
$476,544

Certificates of deposit of $250 or more totaled $128,202 and $112,818 at December 31, 2020 and December 31, 2019, respectively.

The Corporation had $23,636 and $8,097 in reciprocal ICS deposits at December 31, 2020 and December 31, 2019.

12.  Borrowings

At December 31, 2020 and December 31, 2019, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2020 and December 31, 2019.

FHLB Borrowings

At December 31, 2020, the Bank had a borrowing capacity with the FHLB of $797,367 secured by a pledge of certain loans with a balance of $1,182,510. At December 31, 2020 and December 31, 2019, advances from the FHLB are as follows:

	2020	2019
Maturities range from 6/29/2020 through 2/11/2033; rates fixed at a range of 1.27% to 5.24%; weighted average rate is 2.13% as of December 31, 2019.	$0	$227,907
Open Repo borrowing at an interest rate of 0.41% at December 31, 2020. The maximum amount of the Open Repo borrowing available is $150,000.	0	0
Total	$0	$227,907

During 2020 CNB prepaid the entire balance of its borrowings from the FHLB, totaling $190,401. The pre-payment penalty associated with these prepayments totaled approximately $7,851.

At December 31, 2020 and 2019, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $57,250 and zero, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At December 31, 2020 and December 31, 2019, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55%. The all-in rate was 1.80% at December 31, 2020 and 3.44% at December 31, 2019. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

In September 2016, the Corporation completed a private placement of $50,000 in aggregate principal amount of fixed-to-floating rate subordinated notes. The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 4.55%. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The amount of the subordinated notes that qualify for Tier 2 capital will be reduced by $10,000, or 20%, beginning in the third quarter of 2021.

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of December 31, 2020:

2021	$0
2022	0
2023	0
2024	0
2025	0
Thereafter	70,620
Total borrowed funds	$70,620

13.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan. The plan permits eligible employees to make pre-tax and Roth contributions up to 70% of salary. Employees 21 years of age or over with a minimum of one-year with 1,000 hours of service are eligible for matching contributions by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $1,050, $906 and $810 for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. A profit sharing discretionary non-contributory pension plan component is in place for employees 21 years of age or over with a minimum of one-year with 1,000 hours of service and allows employer contributions in an amount equal to a percentage of eligible compensation plus 5.7% of the compensation in excess of $138, subject to a $285 salary limit. The Corporation recognized profit sharing expense of $1,936, $1,949 and $1,530 for the year ended December 31, 2020, December 31, 2019, and December 31, 2018 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2020 and December 31, 2019, obligations of $7,007 and $6,333, respectively, were included in other liabilities for this plan. Expenses related to this plan were $992 for the year ended December 31, 2020, $724 for the year ended December 31, 2019 and $776 for the year ended December 31, 2018.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2020 and December 31, 2019, obligations of $1,433 and $1,330, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $253 for the year ended December 31, 2020, $(1) for the year ended December 31, 2019 and $66 for the year ended December 31, 2018.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Benefit obligation at beginning of year	$2,030	$2,427
Interest cost	51	89
Service cost	61	74
Actual claims	(36)	(42)
Actuarial gain	(277)	(518)
Benefit obligation at end of year	$1,829	$2,030

Amounts recognized in accumulated other comprehensive income at December 31, 2020 and December 31, 2019 consist of:

	December 31, 2020	December 31, 2019
Net actuarial gain	$435	$158
Tax effect	(92)	(34)
	$343	$124

The accumulated benefit obligation was $1,828 and $2,030 at December 31, 2020 and December 31, 2019, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	December 31, 2020	December 31, 2019	December 31, 2018
Service cost	$61	$74	$87
Interest cost	51	89	83
Net amortization of transition obligation and actuarial loss	0	23	84
Net periodic benefit cost	112	186	254
Net gain	(277)	(518)	(404)
Amortization	0	(23)	(84)
Total recognized in other comprehensive income	(277)	(541)	(488)
Total recognized in net periodic benefit cost and other comprehensive income	$(165)	$(355)	$(234)

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is zero.

The weighted average discount rate used to calculate net periodic benefit cost was 2.59% for year ended December 31, 2020, 3.78% for year ended December 31, 2019, and 3.13% for year ended December 31, 2018. The weighted average rate used to calculate accrued benefit obligations was 1.55% for year ended December 31, 2020, 2.59% for year ended December 31, 2019, and 3.78% for year ended December 31, 2018. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2021 and thereafter. A one percent increase in the health care trend rates would result in an increase of $136 in the benefit obligation as of December 31, 2020, and would increase the service and interest costs by $8 in future periods. A similar one percent decrease in health care trend rates would result in a decrease of $124 and $9 in the benefit obligation and services and interest costs, respectively, at December 31, 2020.

14.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.
A summary of changes in the deferred compensation plan liability follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance, beginning of year	$3,234	$2,408	$2,503
Deferrals, dividends, and changes in fair value	(70)	904	64
Deferred compensation payments	(79)	(78)	(159)
Balance, end of year	$3,085	$3,234	$2,408

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

16.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Current – federal	$8,290	$8,265	$7,520
Current – state	729	499	66
Deferred – federal	(1,672)	(204)	(1,076)
Income tax expense	$7,347	$8,560	$6,510

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	December 31, 2020	%	December 31, 2019	%	December 31, 2018	%
Tax at statutory rate	$8,419	21.0	$10,214	21.0	$8,448	21.0
Tax exempt income, net	(1,223)	(3.1)	(1,382)	(2.8)	(1,403)	(3.5)
Bank owned life insurance	(367)	(0.9)	(276)	(0.6)	(296)	(0.7)
Effect of state tax	576	1.4	394	0.8	52	0.1
Other	(58)	(0.1)	(390)	(0.8)	(291)	(0.7)
Income tax expense	$7,347	18.3	$8,560	17.6	$6,510	16.2

The following table sets forth deferred taxes as of December 31, 2020 and December 31, 2019 based on the U.S. statutory federal income tax rate of 21%.

	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for credit losses	$6,751	$4,014
Fair value adjustments – business combination	1,685	854
Deferred compensation	2,787	2,405
Net operating loss carryover	346	0
Post-retirement benefits	722	754
Unrealized loss on interest rate swap	161	102
Nonaccrual loan interest	478	557
Accrued expenses	681	1,210
Deferred fees and costs	1,613	472
Operating lease liability	4,214	4,216
Other	300	381
	19,738	14,965
Deferred tax liabilities:
Unrealized gain on securities available for sale	4,077	1,913
Premises and equipment	2,997	2,089
Unrealized gain on trading securities	294	340
Intangibles – section 197	2,399	2,305
Mortgage servicing rights	321	330
Operating lease asset	4,079	4,136
Other	293	259
	14,460	11,372
Net deferred tax asset	$5,278	$3,593

At December 31, 2020 and December 31, 2019, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2020, 2019 and 2018, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2020, 2019, and 2018.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as various filing various state returns. The Corporation is no longer subject to examination by the taxing authorities for years prior to 2016. Tax years 2017 through 2020 are open to examination.

17.  Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2020 were as follows:

Beginning balance	$35,527
New loans and advances	4,937
Effect of changes in composition of related parties	259
Repayments	(3,058)
Ending balance	$37,665

Deposits from principal officers, directors, and their affiliates were $24,482 and $40,931 at December 31, 2020 and December 31, 2019, respectively.

18. Stock-Based Compensation

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants, including time-based and performance-based shares of restricted stock. The Corporation previously maintained the CNB Financial Corporation 2009 Stock Incentive Plan, which terminated in accordance with its terms on February 10, 2019, and currently maintains the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan"), which was approved by the Corporation’s shareholders and became effective on April 16, 2019. The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. All stock-based compensation grants during the years ending December 31, 2020, December 31, 2019 and December 31, 2018 and outstanding at December 31, 2020, December 31, 2019 and December 31, 2018 were restricted stock.

During December 31, 2020, December 31, 2019, and December 31, 2018, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 36,968, 40,978 and 40,108 shares, respectively, of restricted common stock to certain key employees and all independent directors of the Corporation. Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1,410, $1,346 and $1,545 for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $296, $283 and $324 for the years ended December 31, 2020, 2019 and 2018, respectively.

A summary of changes in non-vested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2020	58,370	$24.96
Granted	25,466	28.64
Vested	(27,530)	24.11
Non-vested at December 31, 2020	56,306	$27.14

The above table excludes 11,502 shares in restricted stock awards that were granted at a weighted average fair value of $29.56 and immediately vested. As of December 31, 2020 and December 31, 2019, there was $1,055 and $1,026, respectively, of total unrecognized compensation cost related to non-vested shares granted under the restricted stock award plan. The fair value of shares vesting during December 31, 2020, December 31, 2019, and December 31, 2018 was $1,123, $1,462 and $1,535, respectively.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards ("PBRSAs") to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2020, awards with a maximum of 18,100 shares in aggregate were granted to key employees. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees. In 2018, awards with a maximum of 15,657 shares in aggregate were granted to key employees.

In 2019, the 2017 PBRSAs were fully earned and in 2020, 7,109 shares were fully distributed. The fair value of the 7,109 shares distributed in 2020 was $233. Total compensation expense related to the PBRSAs and included in the above compensation expense total was $384, $221 and $314 for 2020, 2019 and 2018. Estimated unearned compensation related to PBRSAs at December 31, 2020 was $539.

The number of authorized stock-based awards still available for grant as of December 31, 2020 was 457,448.

19.  Capital Requirements and Restrictions on Retained Earnings

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. The net unrealized gain or loss on available for sale securities are excluded from computing regulatory capital. Management believes as of December 31, 2020 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA regulatory framework. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2020 and December 31, 2019. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital to Risk Weighted Assets
Consolidated	$462,457	14.32%	$339,107	10.50%	N/A
Bank	$434,598	13.52%	$337,554	10.50%	$321,480	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$384,650	11.91%	$274,516	8.50%	N/A
Bank	$408,693	12.71%	$273,258	8.50%	$257,184	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$306,865	9.50%	$226,072	7.00%	N/A
Bank	$401,314	12.48%	$225,036	7.00%	$208,962	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$384,650	8.11%	$189,728	4.00%	N/A
Bank	$408,693	8.66%	$188,690	4.00%	$235,863	5.00%
December 31, 2019
Total Capital to Risk Weighted Assets
Consolidated	$350,806	12.51%	$294,407	10.50%	N/A
Bank	$330,321	11.87%	$292,271	10.50%	$278,353	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$281,333	10.03%	$238,330	8.50%	N/A
Bank	$312,795	11.24%	$236,600	8.50%	$222,682	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$261,333	9.32%	$196,272	7.00%	N/A
Bank	$305,416	10.97%	$194,847	7.00%	$180,929	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$281,333	7.86%	$143,189	4.00%	N/A
Bank	$312,795	8.79%	$142,301	4.00%	$177,876	5.00%

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2020, $69,809 of accumulated net earnings of the Bank included in consolidated stockholders’ equity, plus any 2021 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

20.  Interest Rate Swaps

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At December 31, 2020, the variable rate on the subordinated debt was 1.80% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

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

As of December 31, 2020 and December 31, 2019, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	December 31, 2020	December 31, 2019
Interest rate contract	Accrued interest payable and other liabilities	$(768)	$(485)
For the Year Ended December 31, 2020	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$(224)	Interest expense – subordinated debentures		$(224)	Other income	$0
For the Year Ended December 31, 2019
Interest rate contract	$(225)	Interest expense – subordinated debentures		$(63)	Other income	$0
For the Year Ended December 31, 2018
Interest rate contract	$(32)	Interest expense – subordinated debentures		$(164)	Other income	$0

(a)Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion), net of tax
(b)Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(c)Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
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

As of December 31, 2020 and December 31, 2019, a cash collateral balance of $1,050 and $750, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $4,873 as of December 31, 2020 and $2,000 as of December 31, 2019. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2020 and December 31, 2019:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2020
3rd Party interest rate swaps	$34,089	6.7	4.13%	1 month LIBOR + 2.27%	$4,017	(a)
Customer interest rate swaps	(34,089)	6.7	4.13%	1 month LIBOR + 2.27%	(4,017)	(b)
December 31, 2019
3rd Party interest rate swaps	$35,382	7.7	4.13%	1 month LIBOR + 2.27%	$1,877	(a)
Customer interest rate swaps	(35,382)	7.7	4.13%	1 month LIBOR + 2.27%	(1,877)	(b)

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$52,073	$266,336	$21,375	$184,106
Unused lines of credit	24,328	673,919	14,637	446,407
Standby letters of credit	15,301	1,597	14,503	824

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2020 have interest rates ranging from 1.24% to 18.00% and maturities ranging from four months to 35 years. The fixed rate loan commitments at December 31, 2019 have interest rates ranging from 2.53% to 18.00% and maturities ranging from one year to 30 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business corporations, reported in FHLB and other equity interests on the consolidated balance sheet, as of December 31, 2020 and December 31, 2019 were $11,835 and $9,669, respectively. Unfunded capital commitments in investments in small business corporations totaled $3,665 and $5,831 as of December 31, 2020 and December 31, 2019, respectively.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of December 31, 2020 and December 31, 2019 were $6,015 and 6,649, respectively. The related amortization for the twelve months ended December 31, 2020, December 31, 2019 and December 31, 2018 were $634, $531 and $533, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of December 31, 2020 and December 31, 2019 were $3,624 and $4,190, respectively.

22.   Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2020	2019
Assets
Cash	$10,729	$750
Trading securities	2,692	683
Investment in bank subsidiary	456,531	349,307
Investment in non-bank subsidiaries	15,681	24,606
Deferreds and current receivable	1,788	1,576
Other assets	1,264	1,479
Total assets	$488,685	$378,401
Liabilities
Borrowings from subsidiary	$0	$850
Subordinated debentures	70,620	70,620
Other liabilities	1,928	1,965
Total liabilities	72,548	73,435
Stockholders' equity	416,137	304,966
Total liabilities and stockholders' equity	$488,685	$378,401

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2020	2019	2018
Dividends from:
Bank subsidiary	$16,702	$12,696	$12,029
Non-bank subsidiaries	10,350	0	3,000
Other	216	208	212
Total income	27,268	12,904	15,241
Expenses	(6,838)	(5,518)	(5,184)
Income before income taxes and equity in undistributed net income of subsidiaries:	20,430	7,386	10,057
Change in net unrealized holdings gains (losses) on equity securities not held for trading	(31)	24	0
Income tax benefit	1,306	1,177	1,116
Equity in undistributed net income of bank subsidiary	18,197	27,580	24,031
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	(7,159)	3,914	(1,485)
Net income	32,743	40,081	33,719
Dividends on preferred stock	(1,147)	0	0
Net income available to common stockholders	$31,596	$40,081	$33,719

Comprehensive income attributable to the parent	$32,519	$39,856	$33,687

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2020	2019	2018
Net income
Adjustments to reconcile net income to net cash provided by	$32,743	$40,081	$33,719
operating activities:
Equity in undistributed net income of bank subsidiary	(18,197)	(27,580)	(24,031)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	7,159	(3,914)	1,485
Net unrealized gains on trading securities	31	(24)	0
Decrease (increase) in other assets	21	177	872
Increase in other liabilities	1,091	1,267	1,089
Net cash provided by operating activities	22,848	10,007	13,134
Cash flows from investing activities
Purchase of trading securities	(2,000)	(36)	(44)
Investment in non-bank subsidiaries	0	0	(400)
Outlays for business acquisition	(16,126)	0	0
Investment in bank subsidiaries	(41,500)	0	0
Net cash used in investing activities	(59,626)	(36)	(444)
Cash flows from financing activities:
Dividends paid on common stock	(10,981)	(10,358)	(10,237)
Dividends paid on preferred stock	(1,147)	0	0
Purchase of treasury stock	(1,307)	(1,291)	(2,454)
Net proceeds from the issuance of preferred stock	57,785	0	0
Net proceeds from issuance of common stock	3,257	1,423	0
Net advance (to) from subsidiary	(850)	650	(1,200)
Net cash provided by (used in) financing activities	46,757	(9,576)	(13,891)
Net increase (decrease) in cash	9,979	395	(1,201)
Cash beginning of year	750	355	1,556
Cash end of year	$10,729	$750	$355

23.  Earnings Per Share

The computation of basic and diluted earnings per common share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

	Years Ended December 31,
	2020	2019	2018
Basic earnings per common share computation
Net income per consolidated statements of income	$31,596	$40,081	$33,719
Net earnings allocated to participating securities	(100)	(147)	(150)
Net earnings allocated to common stock	$31,496	$39,934	$33,569
Distributed earnings allocated to common stock	$10,942	$10,317	$10,186
Undistributed earnings allocated to common stock	20,554	29,617	23,383
Net earnings allocated to common stock	$31,496	$39,934	$33,569
Weighted average common shares outstanding, including shares considered participating securities	16,048	15,219	15,274
Less: Average participating securities	(48)	(55)	(64)
Weighted average shares	16,000	15,164	15,210
Basic earnings per common share	$1.97	$2.63	$2.21
Diluted earnings per common share computation
Net earnings allocated to common stock	$31,496	$39,934	$33,569
Weighted average common shares outstanding for basic earnings per common share	16,000	15,164	15,210
Add: Dilutive effects of assumed exercises of stock options	0	0	0
Weighted average shares and dilutive potential common shares	16,000	15,164	15,210
Diluted earnings per common share	$1.97	$2.63	$2.21

24.   Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Unrealized holding gains (losses) on available for sale securities	$12,494	$13,732	$(5,073)
Less reclassification adjustment for gains recognized in earnings	(2,190)	(148)	0
Net unrealized gains (losses)	10,304	13,584	(5,073)
Tax effect	(2,164)	(2,852)	1,066
Net-of-tax amount	8,140	10,732	(4,007)
Actuarial gain (loss) on postemployment health care plan	277	518	404
Net amortization of transition obligation and actuarial gain	0	23	84
Net unrealized gain (loss) on postemployment health care plan	277	541	488
Tax effect	(58)	(113)	(102)
Net-of-tax amount	219	428	386
Unrealized gain (loss) on interest rate swap	(508)	(347)	(204)
Less reclassification adjustment for losses recognized in earnings	224	63	164
Net unrealized gain (loss)	(284)	(284)	(40)
Tax effect	60	59	8
Net-of-tax amount	(224)	(225)	(32)
Other comprehensive income (loss)	$8,135	$10,935	$(3,653)

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

	Balance 12/31/19	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/20
Unrealized gains (losses) on securities available for sale	$7,198	$8,140	$0	$15,338
Unrealized gain (loss) on postretirement benefits plan	124	219	0	343
Unrealized loss on interest rate swap	(383)	(224)	0	(607)
Total	$6,939	$8,135	$0	$15,074

	Balance 12/31/18	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/19
Unrealized gains (losses) on securities available for sale	$(3,534)	$10,732	$0	$7,198
Unrealized gain (loss) on postretirement benefits plan	(304)	428	0	124
Unrealized loss on interest rate swap	(158)	(225)	0	(383)
Total	$(3,996)	$10,935	$0	$6,939

	Balance 1/1/18	Comprehensive Income (Loss)	Reclassification of Disproportionate Tax Effect	Balance 12/31/18
Unrealized gains (losses) on securities available for sale	$473	$(4,007)	$0	$(3,534)
Unrealized gain (loss) on postretirement benefits plan	(690)	386	0	(304)
Unrealized loss on interest rate swap	(126)	(32)	0	(158)
Total	$(343)	$(3,653)	$0	$(3,996)

25.   Quarterly Financial Data (Unaudited)

The table below sets forth the Corporation's unaudited condensed consolidated quarterly results of operations data for the years ended December 31, 2020 and December 31, 2019 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) that are necessary for a fair presentation of the quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly results of operations data are not indicative of the financial results to be achieved in succeeding years or quarters. In order to obtain a more accurate indication of performance, one should review the financial and operating results, changes in stockholders' equity and cash flows for a period of several years.

Beginning with the quarter ended December 31, 2020 the Corporation adopted ASC 326. Prior to the quarter ended December 31, 2020, the results were based on incurred loss methodology and these results have not been restated.

	Quarters Ended in December 31, 2020				Quarters Ended in December 31, 2019
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Total interest and dividend income	$40,090	$38,073	$42,356	$46,648	$36,753	$38,282	$40,085	$40,608
Net interest income	29,994	29,938	34,664	40,115	27,758	28,794	29,901	29,745
Provision for credit losses	3,079	5,680	3,306	3,289	1,306	1,788	2,118	812
Non-interest income	5,364	7,949	6,778	7,968	6,153	6,792	6,276	6,754
Non-interest expense	21,742	22,199	28,368	35,017	21,175	21,984	21,444	22,905
Net income	8,813	8,246	7,785	7,899	9,473	9,767	10,357	10,484
Net income per share, basic	0.57	0.54	0.47	0.40	0.62	0.64	0.68	0.69
Net income per share, diluted	0.57	0.54	0.47	0.40	0.62	0.64	0.68	0.69

26.   Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the years ended December 31, 2020 and December 31, 2019. Items outside the scope of ASC 606 are noted as such.

	December 31, 2020	December 31, 2019	December 31, 2018
Non-interest Income
Service charges on deposit accounts	$5,095	$6,402	$5,759
Wealth and asset management fees	5,497	4,627	4,172
Mortgage banking (1)	3,354	1,412	1,019
Card processing and interchange income	5,727	4,641	4,261
Net realized gains on available-for-sale securities (1)	2,190	148	0
Other income	6,196	8,745	5,512
Total non-interest income	$28,059	$25,975	$20,723
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

Shareholders and the Board of Directors
CNB Financial Corporation
Clearfield, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (the "Corporation") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Adoption and Qualitative Factors

In accordance with Accounting Standards Update (the "ASU") 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Corporation adopted Accounting Standards Codification ("ASC") 326 as of January 1, 2020 as described in Notes 1 and 4 of the consolidated financial statements. See also the explanatory paragraph above. The allowance for credit losses (the "ACL") is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures. The ASU requires a financial asset (or a group of financial assets), including the Corporation's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the estimated life of the loans. In order to estimate the expected credit losses, the Corporation implemented a new loss estimation model. The Corporation disclosed the impact of adoption of this standard on January 1, 2020 with a $4.3 million increase to the allowance for credit losses and a $3.4 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision for credit losses expense for the year ending December 31, 2020 was $15.4 million and the Allowance for Credit Losses at December 31, 2020 was $34.3 million.

The Corporation measures expected credit losses based on pooled loans when similar risk characteristics exist. The Corporation uses a discounted cash flow ("DCF") model for approximately 91% of the amortized cost of loans and a weighted average remaining maturity ("WARM") model for approximately 9% of the amortized cost of loans. The DCF model discounts instrument-level cash flows, adjusting for prepayments and curtailments, and incorporates loss expectations based on inputs of current and forecasted macroeconomic indicators. The WARM model contemplates expected losses at a pool-level utilizing historic loss information. The Corporation adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The qualitative framework reflects changes related to relevant data, such as differences in underwriting standards, changes in environmental conditions, delinquency levels, segment growth rates and changes in duration within new markets, or other relevant factors not considered in the base model.

The adoption of the allowance for credit losses and application of the qualitative factors was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the subjective and complex judgments made by management throughout the initial adoption and subsequent application processes related to the qualitative factors. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and audit effort to evaluate the significant assumptions input into the DCF model.
•Significant auditor judgment and audit effort were used in evaluating the qualitative factors used in the calculation.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of controls included:
◦Testing management’s selection of the DCF model, including evaluation of the relevance and reliability of the loss driver analysis and probability of default and loss given default curves input into the model.
◦Testing management’s review controls over the Corporation’s key assumptions and judgments used in the determination of qualitative factors.
•Substantive testing included:
◦Evaluating the appropriateness of the Corporation's policies, methodologies, and elections involved in the adoption of ASC 326.
◦Utilizing the assistance of specialists to evaluate the appropriateness and mathematical accuracy of the loss driver analysis used in the adoption of the DCF model, and the relevance and reliability of the data used in the development of the loss rate forecasts in the DCF model.
◦Evaluating management’s process and judgments for developing and applying qualitative factors and assessing relevance of data used to develop factors, including evaluating their assumptions for reasonableness.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2000.

Columbus, Ohio
March 4, 2021

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

Effective January 1, 2020, the Corporation adopted the CECL accounting standard. The Corporation designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes to the Corporation's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

Joseph B. Bower, Jr.	Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 4, 2021	Date: March 4, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), which we will file with the SEC on or before 120 days after our 2020 fiscal year-end, and which will appear in the 2021 Proxy Statement under the captions "Proposal 1. Election of Directors," "Executive Officers," "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Certain Transactions" and "Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2021 Proxy Statement, including the information in the 2021 Proxy Statement appearing under the captions "Compensation of Executive Officers," "Compensation Committee Report" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2021 Proxy Statement, including the information in the 2021 Proxy Statement appearing under the captions "Stock Ownership" and "Compensation of Executive Officers – Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2021 Proxy Statement, including the information in the 2021 Proxy Statement appearing under the captions "Proposal 1. Election of Directors," "Corporate Governance" and "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2021 Proxy Statement, including the information in the 2021 Proxy Statement appearing under the captions "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee" and "Concerning the Independent Registered Public Accounting Firm."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dates as of December 18, 2019, by and among CNB Financial Corporation, CNB Bank and Bank of Akron (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2019)

3.1	Second Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.2	Second Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.3	Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1	Description of Registrant's Securities

4.2	Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

10.1	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2	Executive Employment Agreement dated October 24, 2019 by and among CNB Financial Corporation, CNB Bank and Joseph B. Bower Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2019)

10.3	Executive Employment Contract, dated February 8, 2012, by and between CNB Bank and Richard l. Greslick, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

10.4	Executive Employment Contract, dated September 23, 2013, by and between CNB Financial Corporation, CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 10-K filed on March 7, 2014)

Exhibit No.	Description

10.5	Executive Employment Agreement, dated March 23, 2020, by and between CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2020)

10.6	Executive Employment Agreement, dated February 3, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 5, 2021)

21	List of subsidiaries of CNB Financial Corporation, filed herewith

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 4, 2021	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2020.

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