Form 10-Q
period 2021-03-31
CNB FINANCIAL CORP/PA
filed 2021-05-06
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of May 3, 2021:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,884,584 SHARES

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Corporation, our customers and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on our customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies, national and local economic activity, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19; (ii) actions governments, businesses and individuals take in response to the pandemic; (iii) the speed and effectiveness of vaccine and treatment developments and deployment; (iv) the pace of recovery when the COVID-19 pandemic subsides; (v) changes in general business, industry or economic conditions or competition; (vi) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vii) adverse changes or conditions in capital and financial markets; (viii) changes in interest rates; (ix) higher than expected costs or other difficulties related to integration of combined or merged businesses; (x) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (xi) changes in the quality or composition of our loan and investment portfolios; (xii) adequacy of loan loss reserves; (xiii) increased competition; (xiv) loss of certain key officers; (xv) deposit attrition; (xvi) rapidly changing technology; (xvii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xviii) changes in the cost of funds, demand for loan products or demand for financial services; and (xix) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$43,518	$44,368
Interest bearing deposits with other banks	609,725	488,326
Total cash and cash equivalents	653,243	532,694
Debt securities available for sale, at fair value (amortized cost of $605,711 and $565,493 as of March 31, 2021 and December 31, 2020, respectively)	613,461	584,908
Trading securities	6,877	6,649
Loans held for sale	1,897	8,514
Loans	3,400,984	3,371,789
Less: allowance for credit losses	(35,555)	(34,340)
Net loans	3,365,429	3,337,449
FHLB, other equity, and restricted equity interests	20,463	21,018
Premises and equipment, net	60,177	60,064
Operating lease assets	18,130	18,407
Bank owned life insurance	76,022	76,471
Mortgage servicing rights	1,723	1,527
Goodwill	43,749	43,749
Core deposit intangible	539	567
Accrued interest receivable and other assets	39,382	37,382
Total Assets	$4,901,092	$4,729,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$699,231	$627,114
Interest bearing deposits	3,658,869	3,554,630
Total deposits	4,358,100	4,181,744
Subordinated debentures	70,620	70,620
Operating lease liabilities	19,234	19,449
Accrued interest payable and other liabilities	35,535	41,449
Total liabilities	4,483,489	4,313,262
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; authorized 60,375 shares; issued 60,375 shares at March 31, 2021 and December 31, 2020, respectively	57,785	57,785
Common stock, $0 par value; authorized 50,000,000 shares; issued 16,978,057 shares at March 31, 2021 and December 31, 2020, respectively	0	0
Additional paid in capital	126,572	127,518
Retained earnings	228,973	218,727
Treasury stock, at cost (93,473 and 145,049 shares for March 31, 2021 and December 31, 2020, respectively)	(1,671)	(2,967)
Accumulated other comprehensive income (loss)	5,944	15,074
Total shareholders’ equity	417,603	416,137
Total Liabilities and Shareholders’ Equity	$4,901,092	$4,729,399

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended March 31,
	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans including fees	$41,139	$35,510
Securities:
Taxable	2,661	3,880
Tax-exempt	351	481
Dividends	144	219
Total interest and dividend income	44,295	40,090
INTEREST EXPENSE:
Deposits	4,280	7,905
Borrowed funds and finance lease liabilities	6	1,227
Subordinated debentures (includes $69 and $21 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	888	964
Total interest expense	5,174	10,096
NET INTEREST INCOME	39,121	29,994
PROVISION FOR CREDIT LOSS EXPENSE	2,122	3,079
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	36,999	26,915
NON-INTEREST INCOME:
Service charges on deposit accounts	1,348	1,527
Other service charges and fees	490	590
Wealth and asset management fees	1,522	1,293
Net realized and unrealized gains (losses) on trading securities	120	(588)
Mortgage banking	1,235	337
Bank owned life insurance	940	479
Card processing and interchange income	1,834	1,128
Other	750	598
Total non-interest income	8,239	5,364
NON-INTEREST EXPENSES:
Salaries and benefits	14,573	11,397
Net occupancy expense	3,269	3,024
Amortization of core deposit intangible	28	83
Technology expense	2,670	1,336
State and local taxes	1,017	581
Legal, professional, and examination fees	1,153	645
Advertising	281	399
FDIC insurance premiums	616	619
Card processing and interchange expenses	680	796
Merger costs	0	72
Other	3,517	2,790
Total non-interest expenses	27,804	21,742
INCOME BEFORE INCOME TAXES	17,434	10,537
INCOME TAX EXPENSE (includes $(14) and $(4) income tax expense from reclassification items, respectively)	3,253	1,724
NET INCOME	14,181	8,813
PREFERRED STOCK DIVIDENDS	1,075	0
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	13,106	8,813

EARNINGS PER COMMON SHARE:
Basic	$0.78	$0.57
Diluted	$0.78	$0.57
DIVIDENDS PER COMMON SHARE:
Cash dividends per share	$0.17	$0.17

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended March 31,
	2021	2020
NET INCOME	$14,181	$8,813
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax $(8) and $92, respectively	29	(346)
Reclassification adjustment for losses recognized in earnings, net of tax $(14) and $(4), respectively	55	17
	84	(329)
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of $2,451 and $(2,763), respectively	(9,214)	10,392
Reclassification adjustment for realized gains included in net income, net of tax of $0 and $0, respectively	0	0
	(9,214)	10,392
Other comprehensive income (loss)	(9,130)	10,063
COMPREHENSIVE INCOME	$5,051	$18,876

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,181	$8,813
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	2,122	3,079
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	1,721	1,299
Amortization and accretion of securities premiums and discounts, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(963)	(812)
Amortization and accretion of deferred PPP processing fees	(2,731)	0
Net realized and unrealized (gains) losses on trading securities	(120)	588
Gain on sale of loans	(1,144)	(243)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	42	(15)
Proceeds from sale of loans	22,807	8,536
Origination of loans held for sale	(18,612)	(9,412)
Income on bank owned life insurance, including death benefit proceeds in excess of cash surrender value	(940)	(479)
Stock-based compensation expense	509	549
Changes in:
Accrued interest receivable and other assets	(2,190)	(4,061)
Accrued interest payable, lease liabilities, and other liabilities	(3,572)	(1,285)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,110	6,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	44,082	31,389
Purchase of available-for-sale securities	(84,961)	(46,882)
Proceeds from sale of trading securities	0	5,860
Purchase of trading securities	(108)	(2,000)
Loan origination and payments, net	(22,471)	(46,383)
Proceeds from death benefit of BOLI policies	1,389	0
Redemption (purchase) of FHLB, other equity, and restricted equity interests	555	(107)
Purchase of premises and equipment	(1,439)	(1,327)
Proceeds from the sale of premises and equipment and foreclosed assets	130	145
NET CASH USED BY INVESTING ACTIVITIES	(62,823)	(59,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	193,911	888
Certificates of deposit	(17,555)	(2,999)
Purchase of treasury stock	(159)	(324)
Cash dividends paid, common stock	(2,860)	(2,618)
Cash dividends paid, preferred stock	(1,075)	0
Proceeds from common stock offering, net of issuance costs	0	3,353
Repayment of long-term borrowings	0	(2,185)
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,262	(3,885)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,549	(56,633)
CASH AND CASH EQUIVALENTS, Beginning	532,694	192,974
CASH AND CASH EQUIVALENTS, Ending	$653,243	$136,341
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,053	$9,933
Income taxes	726	78
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$4	$165
Grant of restricted stock awards from treasury stock	1,228	892
Grant of performance based restricted stock awards from treasury stock	262	217

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income			14,181			14,181
Other comprehensive loss					(9,130)	(9,130)
Forfeiture of restricted stock award grants (1,578 shares)		35		(35)		0
Restricted stock award grants (50,106 shares)		(1,228)		1,228		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		509				509
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,598 shares)				(139)		(139)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.17 per common share)			(2,860)			(2,860)
Balance, March 31, 2021	$57,785	$126,572	$228,973	$(1,671)	$5,944	$417,603

Balance, January 1, 2020	$0	$99,335	$201,503	$(2,811)	$6,939	$304,966
Net income			8,813			8,813
Other comprehensive income					10,063	10,063
Restricted stock award grants (35,160 shares)		(892)		892		0
Performance based restricted stock award grants (8,351 shares)		(217)		217		0
Stock-based compensation expense		549				549
Issuance of common stock, net of issuance costs (115,790 shares)		3,353				3,353
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,211 shares)				(211)		(211)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)				(113)		(113)

Cash dividends declared ($0.17 per common share)			(2,618)			(2,618)
Balance, March 30, 2020	$0	$102,128	$207,698	$(2,026)	$17,002	$324,802

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of March 31, 2021 and for the three month period ended March 31, 2021 and 2020 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the "Corporation") for the three month period ended March 31, 2021 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2020 (the "2020 Form 10-K"). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Risks and Uncertainties

The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effects the global COVID-19 pandemic may have, and, as a result, the ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic and the related government responses impact the Corporation’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

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

The COVID-19 pandemic could cause a decline in the Corporation's stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test, resulting in an impairment charge being recorded for that period. In the event that the Corporation concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2021

In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers' application of income tax- related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 did not have a material impact on the Corporation's consolidated financial statements.

Accounting Pronouncements Pending Adoption

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

Bank of Akron's results of operations were included in the Corporation's results of operations beginning July 17, 2020. The Corporation incurred $72 thousand of merger-related expenses during the three months ended March 31, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors.

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

Loans

Bank of Akron’s loan portfolio was recorded at fair value at the date of acquisition. A valuation of Bank of Akron’s loan portfolio was performed as of the acquisition date in accordance with ASC 820 to assess the fair value of the loan portfolio, considering adjustments for market discount rates, credit, and liquidity. The loan portfolio was segmented into two groups: non-PCD loans and PCD loans. The non-PCD loans were pooled based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and nonaccrual status. The PCD loans were valued on a pooled basis and at the loan level with similar characteristics noted above.

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

4.    SECURITIES

Securities available for sale at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021				December 31, 2020
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$156,342	$4,897	$(1,673)	$159,566	$150,404	$6,698	$(60)	$157,042
State & political subdivisions	78,024	2,422	(1,251)	79,195	67,819	3,186	(122)	70,883
Residential & multi-family mortgage	327,536	7,670	(4,915)	330,291	306,054	9,276	(138)	315,192
Corporate notes & bonds	18,856	273	(275)	18,854	15,221	105	(400)	14,926
Pooled SBA	23,933	678	(22)	24,589	24,975	912	(1)	25,886
Other	1,020	0	(54)	966	1,020	0	(41)	979
Total	$605,711	$15,940	$(8,190)	$613,461	$565,493	$20,177	$(762)	$584,908

The following is a schedule of the contractual maturity of securities available for sale at March 31, 2021:

	Amortized Cost	Fair Value
1 year or less	$51,119	$51,083
1 year – 5 years	103,898	106,263
5 years – 10 years	89,159	91,195
After 10 years	9,046	9,074
	253,222	257,615
Residential & multi-family mortgage	327,536	330,291
Pooled SBA	23,933	24,589
Other	1,020	966
Total debt securities	$605,711	$613,461

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2021 and December 31, 2020, securities carried at $380,495 and $453,407, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.
Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
March 31, 2021

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$56,352	$(1,673)	$0	$0	$56,352	$(1,673)
State & political subdivisions	29,540	(1,165)	182	(86)	29,722	(1,251)
Residential & multi-family mortgage	143,879	(4,703)	6,377	(212)	150,256	(4,915)
Corporate notes & bonds	268	(1)	4,726	(274)	4,994	(275)
Pooled SBA	3,356	(22)	0	0	3,356	(22)
Other	0	0	966	(54)	966	(54)
	$233,395	$(7,564)	$12,251	$(626)	$245,646	$(8,190)

December 31, 2020

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$24,991	$(60)	0	0	$24,991	$(60)
State & political subdivisions	3,854	(19)	164	(103)	4,018	(122)
Residential & multi-family mortgage	44,092	(119)	3,277	(19)	47,369	(138)
Corporate notes & bonds	0	0	4,545	(400)	4,545	(400)
Pooled SBA	525	(1)	0	0	525	(1)
Other	0	0	979	(41)	979	(41)
	$73,462	$(199)	$8,965	$(563)	$82,427	$(762)
The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At March 31, 2021 and December 31, 2020, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at March 31, 2021 and December 31, 2020 to be temporary.
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

As of March 31, 2021 and December 31, 2020, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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
Trading securities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Corporate equity securities	$4,524	$4,343
Mutual funds	1,361	1,283
Certificates of deposit	400	404
Corporate notes and bonds	592	569
U.S. Government sponsored entities	0	50
Total	$6,877	$6,649

5.    LOANS
Total net loans at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Farmland	$24,066	0.7%	$23,316	0.7%
Owner-occupied, nonfarm nonresidential properties	408,355	12.0%	407,924	12.1%
Agricultural production and other loans to farmers	3,519	0.1%	2,664	0.1%
Commercial and Industrial	690,927	20.3%	663,550	19.7%
Obligations (other than securities and leases) of states and political subdivisions	130,859	3.8%	132,818	3.9%
Other loans	11,413	0.3%	11,961	0.4%
Other construction loans and all land development and other land loans	221,012	6.5%	205,734	6.1%
Multifamily (5 or more) residential properties	235,702	6.9%	212,815	6.3%
Non-owner occupied, nonfarm nonresidential properties	622,765	18.3%	640,945	19.0%
1-4 Family Construction	23,667	0.7%	27,768	0.8%
Home equity lines of credit	105,754	3.1%	109,444	3.2%
Residential Mortgages secured by first liens	771,564	22.7%	777,030	23.0%
Residential Mortgages secured by junior liens	53,014	1.6%	53,726	1.6%
Other revolving credit plans	25,966	0.8%	25,507	0.8%
Automobile	24,171	0.7%	25,344	0.8%
Other consumer	40,120	1.2%	42,792	1.3%
Credit cards	7,875	0.2%	8,115	0.2%
Overdrafts	235	0.0%	336	0.0%
Total loans	$3,400,984	100.0%	$3,371,789	100.0%
Less: Allowance for credit losses	(35,555)		(34,340)
Loans, net	$3,365,429		$3,337,449

Net deferred loan origination fees (costs) included in the above loan table	$10,889		$8,789

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

As a result of the adoption of ASC 326 effective January 1, 2020, there is a lack of comparability in both the allowance and provisions for credit losses for the periods presented. Beginning with the quarter ended December 31, 2020, the Corporation adopted ASC 326 and subsequent results are presented using the current expected credit losses (“CECL”) methodology. Prior to the quarter ended December 31, 2020, the results are reported in accordance with the incurred loss methodology and have not been restated.

Transactions in the allowance for credit losses for the three months ended March 31, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$3	$224
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	2	(236)	2,935
Agricultural production and other loans to farmers	24	0	0	4	28
Commercial and Industrial	6,233	(56)	5	297	6,479
Obligations (other than securities and leases) of states and political subdivisions	998	0	0	717	1,715
Other loans	68	0	0	5	73
Other construction loans and all land development and other land loans	1,956	0	0	50	2,006
Multifamily (5 or more) residential properties	2,724	0	0	30	2,754
Non-owner occupied, nonfarm nonresidential properties	8,658	0	0	2,668	11,326
1-4 Family Construction	82	0	0	(15)	67
Home equity lines of credit	985	0	0	(142)	843
Residential Mortgages secured by first liens	4,539	(28)	31	(992)	3,550
Residential Mortgages secured by junior liens	241	0	0	(17)	224
Other revolving credit plans	507	(6)	2	24	527
Automobile	132	(5)	0	55	182
Other consumer	2,962	(315)	48	(321)	2,374
Credit cards	66	(33)	8	24	65
Overdrafts	244	(84)	55	(32)	183
Total loans	$34,340	$(1,058)	$151	$2,122	$35,555

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three months ended March 31, 2021, the allowance for credit losses increased due to the addition of $2,349 in specific reserves related to three commercial loan relationships, partially offset by net charge offs of $907, which were primarily impacted by one commercial loan relationship. The Corporation did not have any significant changes in their assumptions to the key drivers of the allowance for credit losses during the period.

Transactions in the allowance for loan losses for the three months ended March 31, 2020 under the incurred loss methodology were as follows:

	Commercial, Industrial and Agricultural	Commercial Mortgages	Residential Real Estate	Consumer	Credit Cards	Overdrafts	Total
Allowance for loan losses, January 1, 2020	$8,287	$6,952	$1,499	$2,411	$84	$240	$19,473
Charge-offs	(25)	0	(143)	(592)	(31)	(119)	(910)
Recoveries	18	172	3	43	1	36	273
Provision (benefit) for loan losses	2,252	368	99	276	58	26	3,079
Allowance for loan losses, March 31, 2020	$10,532	$7,492	$1,458	$2,138	$112	$183	$21,915

The following table presents information for impaired loans for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$4,272	$17	$17
Commercial mortgage	4,331	37	37
Residential real estate	463	5	5
With no related allowance recorded:
Commercial, industrial and agricultural	7,161	42	42
Commercial mortgage	9,598	158	158
Residential real estate	0	0	0
Total	$25,825	$259	$259

The following tables presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,843	$50	$0
Owner-occupied, nonfarm nonresidential properties	1,482	1,179	0
Commercial and Industrial	6,477	587	884
Obligations (other than securities and leases) of states and political subdivisions	706	0	0
Other construction loans and all land development and other land loans	1,892	77	0
Multifamily (5 or more) residential properties	994	0	0
Non-owner occupied, nonfarm nonresidential properties	13,980	489	0
Home equity lines of credit	754	754	0
Residential Mortgages secured by first liens	3,283	3,283	76
Residential Mortgages secured by junior liens	100	100	0
Other revolving credit plans	17	17	0
Automobile	7	7	0
Other consumer	347	347	0
Credit cards	0	0	27
Total loans	$31,882	$6,890	$987

	December 31, 2020
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,844	$51	$0
Owner-occupied, nonfarm nonresidential properties	1,781	909	0
Commercial and Industrial	6,657	464	0
Other construction loans and all land development and other land loans	2,349	77	0
Multifamily (5 or more) residential properties	288	0	0
Non-owner occupied, nonfarm nonresidential properties	11,932	394	0
Home equity lines of credit	685	685	0
Residential Mortgages secured by first liens	4,175	3,495	283
Residential Mortgages secured by junior liens	114	114	0
Other revolving credit plans	6	6	0
Automobile	32	32	0
Other consumer	496	496	8
Credit cards	0	0	34
Total loans	$30,359	$6,723	$325

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,793	$0
Owner-occupied, nonfarm nonresidential properties	267	36
Commercial and Industrial	398	5,492
Obligations (other than securities and leases) of states and political subdivisions	706	0
Other construction loans and all land development and other land loans	1,815	0
Multifamily (5 or more) residential properties	994	0
Non-owner occupied, nonfarm nonresidential properties	11,747	158
Residential Mortgages secured by first liens	451	0
Total loans	$18,171	$5,686

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,793	$0
Owner-occupied, nonfarm nonresidential properties	285	587
Commercial and Industrial	594	5,600
Other construction loans and all land development and other land loans	2,272	0
Multifamily (5 or more) residential properties	288	0
Non-owner occupied, nonfarm nonresidential properties	9,072	880
Residential Mortgages secured by first liens	1,135	0
Total loans	$15,439	$7,067

The following table presents the aging of the amortized cost basis in past-due loans as of March 31, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$193	$0	$1,211	$1,404	$22,662	$24,066
Owner-occupied, nonfarm nonresidential properties	334	0	991	1,325	407,030	408,355
Agricultural production and other loans to farmers	0	0	0	0	3,519	3,519
Commercial and Industrial	1,064	1,045	4,281	6,390	684,537	690,927
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	130,859	130,859
Other loans	0	0	0	0	11,413	11,413
Other construction loans and all land development and other land loans	0	0	1,453	1,453	219,559	221,012
Multifamily (5 or more) residential properties	209	0	0	209	235,493	235,702
Non-owner occupied, nonfarm nonresidential properties	0	312	10,233	10,545	612,220	622,765
1-4 Family Construction	0	0	0	0	23,667	23,667
Home equity lines of credit	33	178	98	309	105,445	105,754
Residential Mortgages secured by first liens	1,365	462	1,381	3,208	768,356	771,564
Residential Mortgages secured by junior liens	0	93	21	114	52,900	53,014
Other revolving credit plans	0	8	13	21	25,945	25,966
Automobile	55	0	5	60	24,111	24,171
Other consumer	211	99	166	476	39,644	40,120
Credit cards	17	26	27	70	7,805	7,875
Overdrafts	0	0	0	0	235	235
Total loans	$3,481	$2,223	$19,880	$25,584	$3,375,400	$3,400,984

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2020 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$195	$0	$1,211	$1,406	$21,910	$23,316
Owner-occupied, nonfarm nonresidential properties	10	885	732	1,627	406,297	407,924
Agricultural production and other loans to farmers	0	0	0	0	2,664	2,664
Commercial and Industrial	476	335	3,887	4,698	658,852	663,550
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	132,818	132,818
Other loans	0	0	0	0	11,961	11,961
Other construction loans and all land development and other land loans	0	0	1,917	1,917	203,817	205,734
Multifamily (5 or more) residential properties	0	0	0	0	212,815	212,815
Non-owner occupied, nonfarm nonresidential properties	314	156	10,184	10,654	630,291	640,945
1-4 Family Construction	0	0	0	0	27,768	27,768
Home equity lines of credit	166	235	486	887	108,557	109,444
Residential Mortgages secured by first liens	2,834	629	1,911	5,374	771,656	777,030
Residential Mortgages secured by junior liens	8	0	66	74	53,652	53,726
Other revolving credit plans	36	19	0	55	25,452	25,507
Automobile	73	0	9	82	25,262	25,344
Other consumer	246	132	245	623	42,169	42,792
Credit cards	72	39	34	145	7,970	8,115
Overdrafts	0	0	0	0	336	336
Total loans	$4,430	$2,430	$20,682	$27,542	$3,344,247	$3,371,789

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

As of March 31, 2021 and December 31, 2020, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $17,105 and $15,088 as of March 31, 2021 and December 31, 2020, respectively. The Corporation has allocated $1,385 and $779 of allowance for those loans as of March 31, 2021 and December 31, 2020, respectively.

The following table presents loans modified as TDRs during the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Multifamily (5 or more) residential properties	1	$717	$717
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604
Total loans	2	$2,321	$2,321

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2020.

The troubled debt restructurings described above increased the allowance for credit losses by zero and zero during the three months ended March 31, 2021 and March 31, 2020, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the three months ended March 31, 2021 and March 31, 2020. There were no principal balances forgiven in connection with the loan restructurings.

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

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$2,340	$1,609	$4,018	$3,686	$3,623	$5,112	$680	$0	$21,068
Special mention	0	1,156	0	0	0	0	0	0	1,156
Substandard	0	0	0	0	49	1,793	0	0	1,842
Doubtful	0	0	0	0	0	0	0	0	0
Total	$2,340	$2,765	$4,018	$3,686	$3,672	$6,905	$680	$0	$24,066
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$21,542	$92,037	$97,475	$48,063	$54,569	$71,633	$8,211	$0	$393,530
Special mention	0	0	863	65	146	1,595	77	0	2,746
Substandard	0	996	2,401	2,006	384	6,035	257	0	12,079
Doubtful	0	0	0	0	0	0	0	0	0
Total	$21,542	$93,033	$100,739	$50,134	$55,099	$79,263	$8,545	$0	$408,355
Agricultural production and other loans to farmers
Risk rating
Pass	$785	$217	$142	$599	$0	$53	$1,723	$0	$3,519
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$785	$217	$142	$599	$0	$53	$1,723	$0	$3,519
Commercial and Industrial
Risk rating
Pass	$160,165	$209,202	$46,734	$35,707	$23,364	$28,812	$164,494	$0	$668,478
Special mention	0	110	980	3,544	223	1,223	939	0	7,019
Substandard	70	786	1,949	1,214	144	5,613	5,654	0	15,430
Doubtful	0	0	0	0	0	0	0	0	0
Total	$160,235	$210,098	$49,663	$40,465	$23,731	$35,648	$171,087	$0	$690,927
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$69	$10,596	$12,163	$34,411	$20,742	$43,512	$8,660	$0	$130,153
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	706	0	0	0	0	0	0	706
Doubtful	0	0	0	0	0	0	0	0	0
Total	$69	$11,302	$12,163	$34,411	$20,742	$43,512	$8,660	$0	$130,859
Other loans
Risk rating
Pass	$11	$7,855	$699	$366	$0	$0	$2,482	$0	$11,413
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$11	$7,855	$699	$366	$0	$0	$2,482	$0	$11,413

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$9,167	$127,040	$54,770	$18,002	$1,035	$1,648	$3,088	$0	$214,750
Special mention	0	1,340	666	29	2,774	0	0	0	4,809
Substandard	0	0	0	0	0	1,376	77	0	1,453
Doubtful	0	0	0	0	0	0	0	0	0
Total	$9,167	$128,380	$55,436	$18,031	$3,809	$3,024	$3,165	$0	$221,012
Multifamily (5 or more) residential properties
Risk rating
Pass	$45,945	$70,202	$33,892	$14,010	$48,845	$19,039	$2,566	$0	$234,499
Special mention	0	0	0	0	0	0	0	0	0
Substandard	717	6	0	276	204	0	0	0	1,203
Doubtful	0	0	0	0	0	0	0	0	0
Total	$46,662	$70,208	$33,892	$14,286	$49,049	$19,039	$2,566	$0	$235,702
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$15,475	$141,872	$124,898	$87,695	$50,563	$147,584	$9,371	$0	$577,458
Special mention	3,727	91	754	1,201	3,660	1,668	450	0	11,551
Substandard	1,604	0	12,294	326	7,552	11,382	598	0	33,756
Doubtful	0	0	0	0	0	0	0	0	0
Total	$20,806	$141,963	$137,946	$89,222	$61,775	$160,634	$10,419	$0	$622,765

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

The Corporation considers the performance of the loan portfolio and its impact on the allowance for credit losses. For 1-4 family construction, home equity lines of credit, residential mortgages secured by first liens, residential mortgages secured by junior liens, automobile, credit cards, other revolving credit plans and other consumer segments, the Corporation evaluates credit quality based on the performance status the loan, which was previously presented, and by payment activity. Nonperforming loans include loans on nonaccrual status and loans past due over 89 days and still accruing interest.

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of March 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$1,764	$14,202	$7,632	$69	$0	$0	$0	$0	$23,667
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$1,764	$14,202	$7,632	$69	$0	$0	$0	$0	$23,667
Home equity lines of credit
Payment performance
Performing	$1,096	$20,280	$11,732	$11,636	$7,955	$47,750	$4,551	$0	$105,000
Nonperforming	0	0	0	0	399	355	0	0	754
Total	$1,096	$20,280	$11,732	$11,636	$8,354	$48,105	$4,551	$0	$105,754
Residential mortgages secured by first lien
Payment performance
Performing	$40,254	$202,846	$127,240	$85,003	$93,825	$215,258	$3,779	$0	$768,205
Nonperforming	0	156	83	51	212	2,796	61	0	3,359
Total	$40,254	$203,002	$127,323	$85,054	$94,037	$218,054	$3,840	$0	$771,564
Residential mortgages secured by junior liens
Payment performance
Performing	$3,303	$14,238	$11,113	$6,337	$5,118	$12,403	$402	$0	$52,914
Nonperforming	0	0	0	0	0	100	0	0	100
Total	$3,303	$14,238	$11,113	$6,337	$5,118	$12,503	$402	$0	$53,014
Other revolving credit plans
Payment performance
Performing	$2,305	$3,262	$4,424	$3,461	$2,953	$9,544	$0	$0	$25,949
Nonperforming	0	0	0	12	0	5	0	0	17
Total	$2,305	$3,262	$4,424	$3,473	$2,953	$9,549	$0	$0	$25,966
Automobile
Payment performance
Performing	$1,806	$8,221	$7,633	$3,981	$1,331	$1,192	$0	$0	$24,164
Nonperforming	0	0	0	0	5	2	0	0	7
Total	$1,806	$8,221	$7,633	$3,981	$1,336	$1,194	$0	$0	$24,171
Other consumer
Payment performance
Performing	$5,045	$20,619	$9,051	$2,763	$623	$1,672	$0	$0	$39,773
Nonperforming	0	82	147	46	4	68	0	0	347
Total	$5,045	$20,701	$9,198	$2,809	$627	$1,740	$0	$0	$40,120

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2020. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,081	$11,547	$140	$0	$0	$0	$0	$0	$27,768
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$16,081	$11,547	$140	$0	$0	$0	$0	$0	$27,768
Home equity lines of credit
Payment performance
Performing	$19,764	$12,823	$12,842	$8,793	$8,182	$42,514	$3,841	$0	$108,759
Nonperforming	0	0	0	302	33	350	0	0	685
Total	$19,764	$12,823	$12,842	$9,095	$8,215	$42,864	$3,841	$0	$109,444
Residential mortgages secured by first lien
Payment performance
Performing	$211,910	$136,181	$93,588	$99,520	$62,312	$163,556	$5,505	$0	$772,572
Nonperforming	0	84	887	143	61	3,261	22	0	4,458
Total	$211,910	$136,265	$94,475	$99,663	$62,373	$166,817	$5,527	$0	$777,030
Residential mortgages secured by junior liens
Payment performance
Performing	$14,552	$12,255	$7,031	$5,660	$3,347	$10,389	$378	$0	$53,612
Nonperforming	0	0	0	0	19	95	0	0	114
Total	$14,552	$12,255	$7,031	$5,660	$3,366	$10,484	$378	$0	$53,726
Other revolving credit plans
Payment performance
Performing	$4,088	$4,516	$3,320	$3,149	$1,301	$9,127	$0	$0	$25,501
Nonperforming	0	0	4	0	0	2	0	0	6
Total	$4,088	$4,516	$3,324	$3,149	$1,301	$9,129	$0	$0	$25,507
Automobile
Payment performance
Performing	$8,965	$8,595	$4,652	$1,635	$764	$701	$0	$0	$25,312
Nonperforming	0	4	0	6	0	22	0	0	32
Total	$8,965	$8,599	$4,652	$1,641	$764	$723	$0	$0	$25,344
Other consumer
Payment performance
Performing	$24,857	$11,183	$3,579	$796	$218	$1,655	$0	$0	$42,288
Nonperforming	82	264	75	13	0	70	0	0	504
Total	$24,939	$11,447	$3,654	$809	$218	$1,725	$0	$0	$42,792

	March 31, 2021	December 31, 2020
	Consumer	Consumer
Credit card
Payment performance
Performing	$7,848	$8,081
Nonperforming	27	34
Total	$7,875	$8,115

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

Holiday’s loan portfolio, included in consumer loans above, is summarized as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Gross consumer loans	$25,999	$27,998
Less: unearned discounts	(4,753)	(5,181)
Total consumer loans, net of unearned discounts	$21,246	$22,817

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

Leases	Classification	March 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$18,130	$18,407
Finance lease assets	Premises and equipment, net (1)	411	429
Total leased assets		$18,541	$18,836

Liabilities:
Operating lease liabilities	Operating lease liabilities	$19,234	$19,449
Finance lease liabilities	Accrued interest payable and other liabilities	530	550
Total leased liabilities		$19,764	$19,999
(1) Finance lease assets are recorded net of accumulated amortization of $805 as of March 31, 2021 and $787 as of December 31, 2020.

The components of the Corporation's net lease expense for the three months ended March 31, 2021 and 2020, respectively, were as follows:

		Three months ended March 31,
Lease Cost	Classification	2021	2020
Operating lease cost	Net occupancy expense	$440	$455
Variable lease cost	Net occupancy expense	17	24
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18
Interest on lease liabilities	Interest expense - borrowed funds	6	7
Sublease income (1)	Net occupancy expense	(19)	(21)
Net lease cost		$462	$483
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of March 31, 2021:

Maturity of Lease Liabilities as of March 31, 2021	Operating Leases (1)	Finance Leases	Total
2021	$1,181	$78	$1,259
2022	1,661	105	1,766
2023	1,550	105	1,655
2024	1,515	105	1,620
2025	1,505	105	1,610
After 2025	19,281	105	19,386
Total lease payments	26,693	603	27,296
Less: Interest	7,459	73	7,532
Present value of lease liabilities	$19,234	$530	$19,764
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $6,565 of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of March 31, 2021 and December 31, 2020 were as follows:

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	18.9	19.0
Finance leases	5.7	6.0

Weighted-average discount rate
Operating leases	3.47%	3.46%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of March 31, 2021 and 2020 was as follows:

Other Information	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$223	$212

7.    DEPOSITS
Total deposits at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020	Percentage Change
Checking, non-interest bearing	$699,231	$627,114	11.5%
Checking, interest bearing	941,630	951,903	(1.1)%
Savings accounts	2,258,250	2,126,183	6.2%
Certificates of deposit	458,989	476,544	(3.7)%
Total	$4,358,100	$4,181,744	4.2%

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At March 31, 2021, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month period ended March 31, 2021 and 2020.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $509 and $549 for the three months ended March 31, 2021 and March 31, 2020, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $107 and $115 for the three months ended March 31, 2021 and March 31, 2020, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended March 31, 2021 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	56,306	$27.14
Granted	35,220	21.09
Forfeited	(1,578)	26.82
Vested	(22,369)	27.07
Unvested at end of period	67,579	$24.02

The above table excludes 14,886 shares in restricted stock awards that were granted at a weighted average fair value of $21.03 and immediately vested. There was $1,586 and $1,055 of total unrecognized compensation cost related to unvested restricted stock awards, as of March 31, 2021 and December 31, 2020, respectively. The fair value of shares vested was $786 and $1,101 during the three months ended March 31, 2021 and March 31, 2020, respectively.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2021, awards with a maximum of 18,210 shares in aggregate were granted to key employees. In 2020, awards with a maximum of 18,100 shares in aggregate were granted to key employees. In 2019, awards with a maximum of 16,681 shares in aggregate were granted to key employees.

In 2020, the 2018 PBRSAs were fully earned and in 2021, 10,587 shares were fully distributed. The fair value of the shares distributed in 2021 was $223.

9.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2021 and 2020, there were no outstanding stock options to include in the diluted earnings per common share calculations and the impact of performance-based shares was immaterial.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three months ended March 31,
	2021	2020
Basic earnings per common share computation:
Net income per consolidated statements of income	$13,106	$8,813
Net earnings allocated to participating securities	(45)	(30)
Net earnings allocated to common stock	$13,061	$8,783
Distributed earnings allocated to common stock	$2,859	$2,608
Undistributed earnings allocated to common stock	10,202	6,175
Net earnings allocated to common stock	$13,061	$8,783
Weighted average common shares outstanding, including shares considered participating securities	16,855	15,333
Less: Average participating securities	(56)	(52)
Weighted average shares	16,799	15,281
Basic earnings per common share	$0.78	$0.57
Diluted earnings per common share computation:
Net earnings allocated to common stock	$13,061	$8,783
Weighted average common shares outstanding for basic earnings per common share	16,799	15,281
Add: Dilutive effects of performance based-shares	0	0
Weighted average shares and dilutive potential common shares	16,799	15,281
Diluted earnings per common share	$0.78	$0.57

10.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At March 31, 2021, the variable rate on the subordinated debt was 1.77% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of March 31, 2021 and December 31, 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

		Fair value as of
	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate contracts	Accrued interest and other liabilities	$(662)	$(768)

For the Three Months Ended March 31, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$84	Interest expense – subordinated debentures	$(69)	Other income	$0
For the Three Months Ended March 31, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(329)	Interest expense – subordinated debentures	$(21)	Other income	$0

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $276.

As of March 31, 2021 and December 31, 2020, a cash collateral balance in the amount of $1,050 and $1,050, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $4,873 as of March 31, 2021 and $4,873 as of December 31, 2020. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of March 31, 2021 and December 31, 2020:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
March 31, 2021
3rd Party interest rate swaps	$33,760	6.5	4.13%	1 month LIBOR + 2.27%	$2,593	(a)
Customer interest rate swaps	(33,760)	6.5	4.13%	1 month LIBOR + 2.27%	(2,593)	(b)
December 31, 2020
3rd Party interest rate swaps	$34,089	6.7	4.13%	1 month LIBOR + 2.27%	$4,017	(a)
Customer interest rate swaps	(34,089)	6.7	4.13%	1 month LIBOR + 2.27%	(4,017)	(b)
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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at March 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$159,566	$0	$159,566	$0
States and political subdivisions	79,195	0	79,195	0
Residential and multi-family mortgage	330,291	4,054	326,237	0
Corporate notes and bonds	18,854	3,000	13,604	2,250
Pooled SBA	24,589	0	24,589	0
Other	966	966	0	0
Total Securities Available For Sale	$613,461	$8,020	$603,191	$2,250
Interest Rate swaps	$2,593	$0	$2,593	$0
Trading Securities:
Corporate equity securities	$4,524	$4,524	$0	$0
Mutual funds	1,361	1,361	0	0
Certificates of deposit	400	400	0	0
Corporate notes and bonds	592	592	0	0
Total Trading Securities	$6,877	$6,877	$0	$0
Liabilities:
Interest rate swaps	$(3,255)	$0	$(3,255)	$0

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$157,042	$0	$157,042	$0
States and political subdivisions	70,883	0	70,819	64
Residential and multi-family mortgage	315,192	15,039	300,153	0
Corporate notes and bonds	14,926	0	14,926	0
Pooled SBA	25,886	0	25,886	0
Other	979	979	0	0
Total Securities Available For Sale	$584,908	$16,018	$568,826	$64
Interest Rate swaps	$4,017	$0	$4,017	$0
Trading Securities:
Corporate equity securities	$4,343	$4,343	$0	$0
Mutual funds	1,283	1,283	0	0
Certificates of deposit	404	404	0	0
Corporate notes and bonds	569	569	0	0
U.S. Government sponsored entities	50	0	50	0
Total Trading Securities	$6,649	$6,599	$50	$0
Liabilities:
Interest rate swaps	$(4,785)	$0	$(4,785)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	750
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Settlements	64	0
Transfers into Level 3	0	1,500
Transfers out of Level 3	0	$0
Balance, March 31, 2021	$0	$2,250

The Corporation's corporate notes and bonds with a fair value of $1,500 as of March 31, 2021 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at March 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$659	0	0	$659
Owner-occupied, nonfarm nonresidential properties	303	0	0	303
Commercial and industrial	2,924	0	0	2,924
Other construction loans and all land development loans and other land loans	1,383	0	0	1,383
Multifamily (5 or more) residential properties	717	0	0	717
Non-owner occupied, nonfarm nonresidential	11,539	0	0	11,539

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$659	0	0	$659
Owner-occupied, nonfarm nonresidential properties	329	0	0	329
Commercial and industrial	3,680	0	0	3,680
Other construction loans and all land development loans and other land loans	1,790	0	0	1,790
Non-owner occupied, nonfarm nonresidential	9,622	0	0	9,622
Residential mortgages secured by first liens	659	0	0	659

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$659	Valuation of third party appraisal on underlying collateral	Loss severity rates	57%-60% (58%)
Owner-occupied, nonfarm nonresidential properties	303	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (53%)
Commercial and industrial	2,924	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-100% (51%)
Other construction loans and all land development loans and other land loans	1,383	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-44% (30%)
Multifamily (5 or more) residential properties	717	Valuation of third party appraisal on underlying collateral	Loss severity rates	58%-60% (59%)
Non-owner occupied, nonfarm nonresidential	11,539	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (30%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$659	Valuation of third party appraisal on underlying collateral	Loss severity rates	45%-54% (47%)
Owner-occupied, nonfarm nonresidential properties	329	Valuation of third party appraisal on underlying collateral	Loss severity rates	60%-90% (80%)
Commercial and industrial	3,680	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (39%)
Other construction loans and all land development loans and other land loans	1,790	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-41% (28%)
Non-owner occupied, nonfarm nonresidential	9,622	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Residential mortgages secured by first liens	659	Valuation of third party appraisal on underlying collateral	Loss severity rates	31% (31%)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments at March 31, 2021:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$653,243	$653,243	$0	$0	$653,243
Securities available for sale	613,461	8,020	603,191	2,250	613,461
Trading securities	6,877	6,877	0	0	6,877
Loans held for sale	1,897	0	1,994	0	1,994
Net loans	3,365,429	0	0	3,372,178	3,372,178
FHLB and other restricted interests	20,463	n/a	n/a	n/a	n/a
Interest rate swaps	2,593	0	2,593	0	2,593
Accrued interest receivable	18,451	31	2,296	16,116	18,442
LIABILITIES
Deposits	$(4,358,100)	$(3,899,111)	$(468,032)	$0	$(4,367,143)
Subordinated debentures	(70,620)	0	(62,723)	0	(62,723)
Interest rate swaps	(3,255)	0	(3,255)	0	(3,255)
Accrued interest payable	(1,217)	0	(1,217)	0	(1,217)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2020:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$532,694	$532,694	$0	$0	$532,694
Securities available for sale	584,908	16,018	568,826	64	584,908
Trading securities	6,649	6,599	50	0	6,649
Loans held for sale	8,514	0	8,617	0	8,617
Net loans	3,337,449	0	0	3,339,482	3,339,482
FHLB and other restricted interests	21,018	n/a	n/a	n/a	n/a
Interest rate swaps	4,017	0	4,017	0	4,017
Accrued interest receivable	17,659	61	2,152	15,446	17,659
LIABILITIES
Deposits	$(4,181,744)	$(3,705,200)	$(488,000)	$0	$(4,193,200)
Subordinated debentures	(70,620)	0	(62,583)	0	(62,583)
Interest rate swaps	(4,785)	0	(4,785)	0	(4,785)
Accrued interest payable	(1,096)	0	(1,096)	0	(1,096)

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

12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three months ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three months ended March 31,
	2021	2020
Non-interest Income
Service charges on deposit accounts	$1,348	$1,527
Wealth and asset management fees	1,522	1,293
Mortgage banking (1)	1,235	337
Card processing and interchange income	1,834	1,128
Net gains (losses) on sales of securities (1)	0	0
Other income	2,300	1,079
Total non-interest income	$8,239	$5,364
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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The terms “we”, “us” and “our” refer to CNB Financial Corporation and its subsidiaries. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in its Annual Report on Form 10-K for the year ended December 31, 2020, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for three months ended March 31, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021, or any future period.

GENERAL OVERVIEW

This report contains references to financial measures that are not defined in GAAP. Management uses non-GAAP financial information in its analysis of the Corporation’s performance. Management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented. The Corporation’s management believes that investors may use these non-GAAP measures to analyze the Corporation’s financial performance without the impact of unusual items or events that may obscure trends in the Corporation’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. Non-GAAP measures reflected within the discussion below include:

•Tangible book value per share;
•Tangible common equity/tangible assets;
•Pre-tax pre-provision ("PTPP")
•Net interest margin (fully tax equivalent basis);
•Efficiency ratio; and
•Return on average tangible common equity.

In addition, non-GAAP evaluations on the impact of PPP-related loans (as defined below) on various metrics of the Corporation’s financial performance include calculations related to tangible common equity/tangible assets and allowance for credit losses/loans. A reconciliation of these non-GAAP financial measures is provided below in the "Non-GAAP Financial Measures" section (dollars in thousands, except per share data).

Management considers return on average equity, earnings per common share, asset quality, and other metrics as key measures of the financial performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. In order to address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives.

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

To address the challenges arising as a result of the COVID-19 pandemic, and in order to continue to deliver essential services to the communities the Corporation serves while maintaining a high level of safety for customers and employees, the Corporation implemented its Pandemic Response Plan. Among other things, significant actions taken include:

•Implemented communication plans to ensure employees, customers and critical vendors are kept abreast of developments affecting the Corporation's operations. Communication protocols remain in place and management will continue to evaluate these protocols based on developments regarding the pandemic;

•Restricted all non-essential travel and instituted a mandatory quarantine period for anyone who has traveled to certain impacted areas. While non-essential business travel remains restricted, the Corporation continues to monitor and update its quarantine protocols based on governmental guidelines;

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

CUSTOMER SUPPORT STRATEGIES AND LOAN PORTFOLIO PROFILE

The Corporation is participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economics Security Act of 2020 (the “CARES Act”) for loans provided under the auspices of the Small Business Administration (“SBA”). Under PPP, the Corporation provides loans primarily to its existing loan and/or deposit customers based on a pre-determined SBA-developed formula intended to incentivize small business owners to continue to employ their employees during the COVID-19 pandemic. Loans provided pursuant to PPP are subject to certain specified rates and processing fees, among other items. As of March 31, 2021, the Corporation had outstanding $201.2 million in PPP loans, or 1,757 PPP loan relationships, at a rate of 1.00% together with deferred PPP processing fees of approximately $6.2 million. For the three months ended March 31, 2021, the Corporation recognized $2.7 million in deferred PPP processing fees ("PPP-related fees"). At March 31, 2021, the outstanding balance of PPP loans from the Corporation's participation in PPP in 2020 was $84.9 million, or 657 loans, while and additional $116.3 million, or 1,100 loans, is related to the Corporation’s participation in PPP in the first quarter of 2021.

The Corporation also deferred loan payments for certain of its commercial and consumer customers, as determined on a case-by-case basis by the financial needs of each customer. As of March 31, 2021, the loans with deferred loan payment arrangements, totaled $114.0 million, or 3.4% of total loans outstanding, consisting of 58 loans, totaling $92.0 million, for which principal and interest were deferred, and 10 loans, totaling $22.0 million, for which principal only was deferred. The Corporation expects $90.1 million, or 79.0%, of such loans to resume contractual payments by the end of the third quarter of 2021, with the remaining $23.9 million, or 21.0%, resuming contractual payments by the end of 2021. Loan payment deferrals by loan type were as follows:

•Commercial and industrial loans – 27 loans, totaling $26.4 million;
•Commercial real estate loans – 21 loans, totaling $85.3 million;
•Residential mortgage loans – 19 loans, totaling $2.3 million; and
•Consumer loans – 1 loan, totaling $7 thousand.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels and Restaurants/Fast Foods industries represent a potentially higher level of credit risk, as many of these customers have incurred a significant, negative impact to their businesses as a result of government mandated stay-at-home orders as well as travel limitations. At March 31, 2021, the Corporation had loan concentrations for these industries as follows:

•Hotels/Motels – $209.2 million, or 6.52% of total loans outstanding, excluding PPP-related loans; and
•Restaurants/Fast Foods – $30.7 million, or 0.96% of total loans outstanding, excluding PPP-related loans.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $653.2 million at March 31, 2021, including additional excess liquidity of $604.5 million held at the Federal Reserve. Cash and cash equivalents totaled $532.7 million at December 31, 2020. The increase in liquidity is primarily the result of the impact of government stimulus initiatives.

Management believes the liquidity needs of the Corporation are satisfied primarily by the current balance of cash and cash equivalents, customer deposits, Federal Home Loan Bank ("FHLB") financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due. In addition to the above noted liquidity sources, the Corporation maintains access to the Federal Reserve discount window.

SECURITIES

Securities available for sale and trading securities totaled $620.3 million and $591.6 million at March 31, 2021 and December 31, 2020, respectively. The Corporation’s objective is to maintain the securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

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

LOANS

The Corporation's total loan portfolio reached $3.4 billion as of March 31, 2021, including $319.1 million at July 17, 2020, related to the acquisition of Bank of Akron, net of fair value adjustments and $195.0 million in PPP loans, net of PPP deferred processing fees (such loans, the "PPP-related loans"). Compared to December 31, 2020, total loans increased approximately $29.2 million. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses on loans represents management’s estimate of expected credit losses over the estimated life of our existing portfolio of loans. The allowance for credit losses is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses on loans at the amount of expected credit losses inherent within the loan portfolio. Loans are recorded as charge offs against the allowance when management confirms a loan balance is uncollectable. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, as well as other significant quantitative and qualitative factors.

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

Beginning with the quarter ended December 31, 2020 the Corporation adopted ASU 2016-13, effective January 1, 2020. Although the Corporation's adoption of CECL was effective January 1, 2020, the results from quarters prior to the quarter ended December 31, 2020, were based on the incurred loss methodology and these results have not been restated to reflect the CECL methodology. Results for March 31, 2021 and December 31, 2020 (as reflected in the tables below) are presented based on the CECL methodology.

The following table below presents activity within the allowance account for the three months ended March 31, 2021:

	Beginning Allowance	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$0	$3	$224
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	2	(529)	(236)	2,935
Agricultural production and other loans to farmers	24	0	0	0	4	28
Commercial and Industrial	6,233	(56)	5	(51)	297	6,479
Obligations (other than securities and leases) of states and political subdivisions	998	0	0	0	717	1,715
Other loans	68	0	0	0	5	73
Other construction loans and all land development and other land loans	1,956	0	0	0	50	2,006
Multifamily (5 or more) residential properties	2,724	0	0	0	30	2,754
Non-owner occupied, nonfarm nonresidential properties	8,658	0	0	0	2,668	11,326
1-4 Family Construction	82	0	0	0	(15)	67
Home equity lines of credit	985	0	0	0	(142)	843
Residential Mortgages secured by first liens	4,539	(28)	31	3	(992)	3,550
Residential Mortgages secured by junior liens	241	0	0	0	(17)	224
Other revolving credit plans	507	(6)	2	(4)	24	527
Automobile	132	(5)	0	(5)	55	182
Other consumer	2,962	(315)	48	(267)	(321)	2,374
Credit cards	66	(33)	8	(25)	24	65
Overdrafts	244	(84)	55	(29)	(32)	183
Total loans	$34,340	$(1,058)	$151	$(907)	$2,122	$35,555

Loans						$3,400,984
Allowance to loans						1.05%
Allowance to loans, net of PPP-related loans (1)						1.11%
Percentage of net charge-offs during the period to average loans outstanding						0.11%
Nonperforming assets						33,639
Nonperforming % of total assets						0.69%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The following table below presents activity within the allowance account for the year ended December 31, 2020:

	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Initial Allowance on Loans Purchased with Credit Deterioration	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance (After ASC 326 Adoption)
Farmland	$190	$61	$0	$0	$0	$0	$(30)	$221
Owner-occupied, nonfarm nonresidential properties	2,390	(754)	82	(61)	12	(49)	2,031	3,700
Agricultural production and other loans to farmers	25	5	0	0	0	0	(6)	24
Commercial and Industrial	4,105	(631)	216	(2,779)	39	(2,740)	5,283	6,233
Obligations (other than securities and leases) of states and political subdivisions	1,022	(231)	0	0	0	0	207	998
Other loans	41	8	0	0	0	0	19	68
Other construction loans and all land development and other land loans	2,327	780	228	0	125	125	(1,504)	1,956
Multifamily (5 or more) residential properties	1,087	312	24	0	0	0	1,301	2,724
Non-owner occupied, nonfarm nonresidential properties	3,980	2,547	335	(1,522)	52	(1,470)	3,266	8,658
1-4 Family Construction	56	(35)	0	0	0	0	61	82
Home equity lines of credit	180	421	22	(6)	1	(5)	367	985
Residential Mortgages secured by first liens	1,220	1,100	73	(285)	65	(220)	2,366	4,539
Residential Mortgages secured by junior liens	114	135	0	(158)	2	(156)	148	241
Other revolving credit plans	296	378	0	(137)	21	(116)	(51)	507
Automobile	156	(96)	0	(29)	2	(27)	99	132
Other consumer	1,960	1,021	0	(1,513)	130	(1,383)	1,364	2,962
Credit cards	84	(58)	0	(153)	14	(139)	179	66
Overdrafts	240	0	0	(435)	185	(250)	254	244
Total loans	$19,473	$4,963	$980	$(7,078)	$648	$(6,430)	$15,354	$34,340

Loans								$3,371,789
Allowance to loans								1.02%
Allowance to loans, net of PPP-related loans (1)								1.07%
Percentage of net charge-offs during the period to average loans outstanding								0.21%
Nonperforming assets								31,546
Nonperforming % of total assets								0.67%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The following table below presents activity within the allowance account for the three months ended March 31, 2020:

Three months ending March 31, 2020
Balance at beginning of period	$19,473
Charge-offs:
Commercial, industrial and agricultural	(25)
Commercial mortgages	0
Residential real estate	(143)
Consumer	(592)
Credit cards	(31)
Overdrafts	(119)
(910)
Recoveries:
Commercial, industrial and agricultural	18
Commercial mortgages	172
Residential real estate	3
Consumer	43
Credit cards	1
Overdraft deposit accounts	36
273
Net charge-offs	(637)
Provision for loan losses	3,079
Balance at end of period	$21,915
Loans, net of unearned	$2,850,660
Allowance to net loans	0.77%
Net charge-offs to average loans (annualized)	0.09%
Nonperforming assets	$33,533
Nonperforming % of total assets	0.89%

The allowance for credit losses measured as a percentage of loans as of March 31, 2021 was 1.05% compared to 1.02% as of December 31, 2020. Total loans at March 31, 2021 and December 31, 2020 include approximately $195.0 million and $155.5 million in PPP-related loans, respectively. Excluding PPP-related loans, the allowance for credit losses measured as a percentage of loans was 1.11% as of March 31, 2021 compared to 1.07% as of December 31, 2020.

The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation.

During the three months ended March 31, 2021, the Corporation added $2.3 million in specific reserves related to three commercial loan relationships, partially offset by net charge offs of $907 thousand, which were primarily impacted by one commercial loan relationship.

Management believes the provision for loan losses recorded during the three months ended March 31, 2021, in conjunction with the resultant allowance for credit losses at March 31, 2021, were sufficient to support credit losses embedded in its loan portfolio at March 31, 2021.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At March 31, 2021, deposits totaled approximately $4.4 billion, reflecting an increase of approximately $176.4 million, or 4.2%, from total deposits of $4.2 billion at December 31, 2020, primarily as a result of the impact of government stimulus initiatives.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt, when evaluating funding needs. As of March 31, 2021 and December 31, 2020 there were no borrowings from the FHLB. Additionally, at March 31, 2021 and December 31, 2020, subordinated debt totaled $70.6 million comprised of $50.0 million in subordinated debt and $20.6 million in trust preferred securities.

Periodically, the Corporation utilizes borrowings from the FHLB and other lenders as a supplemental strategy to meet funding obligations or match fund certain assets. As part of the Corporation's liquidity management, management continues to focus on maintaining a robust level of short-term and long-term borrowing capacity as an available source of liquidity.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability. Total shareholders’ equity was $417.6 million at March 31, 2021, reflecting an increase of $1.5 million, or 0.4%, from $416.1 million at December 31, 2020, as a result of organic growth in earnings combined with a reduction in treasury stock, partially offset by decreases in additional paid in capital, accumulated other comprehensive income and payment of dividends to our common and preferred shareholders during the three months ended March 31, 2021.

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

As of March 31, 2021, the Corporation’s tangible common equity/tangible assets ratio was 6.50% compared to 6.70% as of December 31, 2020. At March 31, 2021 and December 31, 2020, the Corporation's tangible common equity/tangible assets ratio reflects the impact of the PPP of approximately $195.0 million and $155.5 million in PPP-related loans, respectively, and $604.5 million and $482.5 million in excess liquidity held at the Federal Reserve, respectively. Excluding PPP-related loans and excess liquidity, the Corporation’s tangible common equity/tangible assets ratio of 7.78% increased 2 bps from December 31, 2020.

	March 31, 2021	December 31, 2020
Total risk-based capital ratio	14.60%	14.32%
Tier 1 capital ratio	12.18%	11.91%
Common equity tier 1 ratio	9.79%	9.50%
Leverage ratio	8.34%	8.11%
Tangible common equity/tangible assets (1)	6.50%	6.70%
Tangible common equity/tangible assets, net of PPP-related loans and excess liquidity (1)	7.78%	7.76%
Book value per common share	$21.31	$21.29
Tangible book value per common share (1)	$18.69	$18.66
(1) Tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided.

LIQUIDITY

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s primary liquid assets. Liquidity is monitored by both management and the ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes that the Corporation’s current liquidity position is acceptable and commensurate with the Corporation’s current and expected liquidity requirements.

At March 31, 2021, the Corporation’s cash position totaled approximately $653.2 million, including excess liquidity of $604.5 million held at the Federal Reserve, reflecting, in management's view, a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the FHLB at March 31, 2021 was approximately $828.8 million.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$53,638	$285,551	$52,073	$266,336
Unused lines of credit	23,150	701,393	24,328	673,919
Standby letters of credit	13,817	1,592	15,301	1,597

The fixed rate loan commitments at March 31, 2021 have interest rates ranging from 1.24% to 18.00% and maturities ranging from six months to 35 years. The fixed rate loan commitments at December 31, 2020 have interest rates ranging from 1.24% to 18.00% and maturities ranging from four months to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business corporations, reported in FHLB and other equity interests on the consolidated balance sheet, as of March 31, 2021 and December 31, 2020 were $11,835 and $11,835, respectively. Unfunded capital commitments in investments in small business corporations totaled $3,665 and $3,665 as of March 31, 2021 and December 31, 2020, respectively.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of March 31, 2021 and December 31, 2020 were $5,826 and 6,015, respectively. The related amortization for the three months ended March 31, 2021 and March 31, 2020 were $189 and $170, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of March 31, 2021 and December 31, 2020 were $2,826 and $3,624, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
MARCH 31, 2021 AND 2020

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

	March 31, 2021			March 31, 2020
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$564,498	1.86%	$2,513	$491,375	2.88%	$3,451
Tax-Exempt (1) (2)	45,165	4.10%	436	71,984	3.35%	580
Equity Securities (1) (2)	5,744	11.44%	162	13,407	7.23%	241
Total securities	615,407	2.11%	3,111	576,766	3.04%	4,272
Loans:
Commercial (2)	1,267,780	5.14%	16,076	1,065,513	4.98%	13,181
Mortgage (2)	2,019,841	4.60%	22,897	1,644,978	4.89%	19,989
Consumer	98,547	9.82%	2,387	107,194	9.58%	2,554
Total loans (3)	3,386,168	4.76%	41,360	2,817,685	5.10%	35,724
Other earning assets	508,087	0.12%	148	110,610	1.56%	429
Total earning assets	4,509,662	4.03%	$44,619	3,505,061	4.65%	$40,425
Non interest-bearing assets:
Cash and due from banks	46,529			35,826
Premises and equipment	78,727			73,413
Other assets	181,520			151,944
Allowance for loan losses	(35,221)			(19,526)
Total non interest-bearing assets	271,555			241,657
TOTAL ASSETS	$4,781,217			$3,746,718
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$906,297	0.20%	$438	$586,496	0.37%	$538
Savings	2,200,577	0.27%	1,469	1,698,923	1.19%	5,021
Time	472,974	2.03%	2,373	424,795	2.22%	2,346
Total interest-bearing deposits	3,579,848	0.48%	4,280	2,710,214	1.17%	7,905
Long-term borrowings and finance lease liabilities	537	4.53%	6	226,627	2.18%	1,227
Subordinated debentures	70,620	5.06%	888	70,620	5.49%	964
Total interest-bearing liabilities	3,651,005	0.57%	$5,174	3,007,461	1.35%	$10,096
Demand—non interest-bearing	652,080			369,838
Other liabilities	57,683			56,292
Total liabilities	4,360,768			3,433,591
Shareholders’ equity	420,449			313,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,781,217			$3,746,718
Interest income/Earning assets		4.03%	$44,619		4.65%	$40,425
Interest expense/Interest-bearing liabilities		0.57%	5,174		1.35%	10,096
Net interest spread		3.46%	$39,445		3.30%	$30,329
Interest income/Earning assets		4.03%	44,619		4.65%	40,425
Interest expense/Earning assets		0.47%	5,174		1.16%	10,096
Net interest margin		3.56%	$39,445		3.49%	$30,329

(1) Includes unamortized discounts and premiums. Average balance is computed using the amortized cost of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2) Average yields are stated on a fully taxable equivalent basis.
(3) Average outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 and 2020

OVERVIEW

The Corporation’s operating results for the three months ended March 31, 2021 were impacted by the COVID-19 pandemic. In an effort to proactively support the U.S. economy, the Federal Reserve cut its interest rates by 150 basis points in March 2020, which had an impact on the Corporation’s net interest margin and net interest income for the quarter. In addition, in an effort to quantify the potential impact of the COVID-19 pandemic on its loan portfolio, the Corporation implemented a qualitative factor specifically related to the pandemic as described in more detail below.

The first quarter of 2021 reported earnings per diluted shares of $0.78, an increase of 36.8% from the first quarter of 2020 primarily as a result of a widening net interest margin, coupled with stable credit quality and well-controlled operating efficiency, as evidenced by an improved efficiency ratio.

Net income was $14.2 million, or $0.78 per diluted common share, for the quarter ended March 31, 2021, as compared to $8.8 million, or $0.57 per diluted share, for the same period in 2020, reflecting increases of $5.4 million, or 60.9%, and $0.21 per diluted share, or 36.8%, respectively.

Provision expense was $2.1 million for the three months ended March 31, 2021 compared to $3.1 million for the three months ended March 31, 2020. The provision expense for the first quarter of 2021 included $2.3 million in provision expense resulting from specific loan loss reserves related to three commercial loan relationships. The first quarter of 2020 included a provision expense of approximately $2.5 million resulting from a specific loan loss reserve related to a secured commercial and industrial loan relationship. The remaining change in provision for loan losses during the three months ended March 31, 2021 reflects routine adjustments to reserves on impaired loans coupled with a lower reserve requirement resulting from a lower growth level in the Corporation's loan portfolio compared to historical levels.

PTPP income was $19.6 million for the three months ended March 31, 2021, as compared to $13.6 million for the three months ended March 31, 2020, reflecting an increase of $5.9 million, or 43.6%.

Total revenue (comprised of net interest income plus non-interest income) was $47.4 million for the three months ended March 31, 2021, reflecting an increase of $12.0 million, or 33.9%, from the three months ended March 31, 2020, while total non-interest expense was $27.8 million, an increase of $6.1 million, or 27.9%, from the three months ended March 31, 2020.

Annualized return on average common equity was 14.66% for the three months ended March 31, 2021 compared to 11.32% for the three months ended March 31, 2020. Annualized return on average tangible common equity of 16.70% for the three months ended March 31, 2021, increased 378 basis points from 12.92% for the three months ended March 31, 2020. Efficiency ratio was 58.18% for the three months ended March 31, 2021, compared to 60.34% for the comparable period in 2020.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income of $39.1 million for the three months ended March 31, 2021, reflected an increase of $9.1 million, or 30.4%, from the three months ended March 31, 2020, primarily as a result of $1.0 billion, or 28.7%, growth in average earning assets coupled with a 7 basis point increase in net interest margin for the same period. The three months ended March 31, 2021 also included PPP-related fees totaling approximately $2.7 million, compared to zero for the three months ended March 31, 2020.

Net interest margin on a fully tax-equivalent basis was 3.56% and 3.49% for the three months ended March 31, 2021 and 2020, respectively. The yield on earning assets of 4.03% for the three months ended March 31, 2021 decreased 62 basis points from 4.65% for the three months ended March 31, 2020, primarily as a result of the lower interest rate environment. The cost of interest-bearing liabilities decreased 78 basis points from 1.35% for the three months ended March 31, 2020 to 0.57% for the three months ended March 31, 2021 primarily as a result of the Corporation’s targeted deposit rate reductions coupled with the Corporation’s prepayment of the entire balance of its borrowings from the FHLB.

PROVISION FOR CREDIT LOSSES

During the quarter ended March 31, 2021, the Corporation recorded a provision for loan losses of $2.1 million, as compared to a provision for loan losses of $3.1 million for the quarter ended March 31, 2020, as discussed in more detail above under Allowance for Credit Losses and Overview.

NON-INTEREST INCOME

Total non-interest income was $8.2 million for the three months ended March 31, 2021, representing an increase of $2.9 million, or 53.6%, from the same period in 2020. This increase resulted from the continued growth in Wealth and Asset Management fees, as assets under management increased by $224.2 million, or 23.6%, from March 31, 2020 to $1.2 billion as of March 31, 2021. Other significant factors included increases in mortgage banking and card processing and interchange income, partially offset by a decrease in service charges on deposits and other fees resulting from lower business activity and CNB’s response to the pandemic.

NON-INTEREST EXPENSES

For the three months ended March 31, 2021, total non-interest expense was $27.8 million, which increased $6.1 million, or 27.9%, from the three months ended March 31, 2020. In addition to the acquisition of Bank of Akron, the first quarter of 2021 included the effects of hiring additional personnel in our growth regions of Cleveland and Buffalo. Also, the first quarter of 2021 included a market value appreciation in the Corporation’s deferred compensation plans, as well as investments in technology aimed at enhancing customer experience. Accordingly, the efficiency ratio was 58.18%, for the three months ended March 31, 2021, compared to 60.34% during the comparable period in 2020. The improvement in efficiency ratio resulted from a revenue increase of $12.0 million, which outpaced an increase in total expenses of $6.1 million, for the same period.

INCOME TAX EXPENSE

Income tax expense of $3.3 million for the three months ended March 31, 2021 increased $1.5 million, or 88.7%, from the three months ended March 31, 2020. Our effective tax rate was 18.7% for the three months ended March 31, 2021, compared to 16.4% for the three months ended March 31, 2020. The increase in the effective tax rate is primarily attributable to a higher percentage of pre-tax net income in the first quarter of 2021 that is not tax-exempt than was recorded in the first quarter of 2020.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and fair value of securities are deemed critical since they involve the use of estimates and require significant management judgments. In addition, the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), Note 2 (Business Combinations) Note 3 (Securities) and Note 4 (Loans) of the 2020 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses, the fair value of securities, business combinations and loans. There have been no other significant changes in the application of accounting policies since December 31, 2020.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	March 31,	December 31,
	2021	2020
Calculation of tangible book value per share and tangible common equity/tangible assets:
Shareholders' equity	$417,603	$416,137
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	539	567
Tangible common equity	$315,530	$314,036

Total assets	$4,901,092	$4,729,399
Less: goodwill	43,749	43,749
Less: core deposit intangible	539	567
Tangible assets	$4,856,804	$4,685,083

Ending shares outstanding	16,884,584	16,833,008

Tangible book value per common share	$18.69	$18.66
Tangible common equity/Tangible assets	6.50%	6.70%

Calculation of tangible common equity/tangible assets, net of PPP-related loans:
Tangible common equity	$315,530	$314,036

Tangible assets	$4,856,804	$4,685,083
Less: PPP-related loans	195,025	155,529
Less: Excess liquidity at the Federal Reserve	604,545	482,503
Adjusted tangible assets	$4,057,234	$4,047,051

Adjusted tangible common equity/tangible assets	7.78%	7.76%

	(unaudited)
	March 31,	December 31,
	2021	2020
Calculation of allowance / loans, net of PPP-related loans:
Total allowance for credit losses (2)	$35,555	$34,340

Total loans net of unearned income	$3,400,984	$3,371,789
Less: PPP-related loans	195,025	155,529
Adjusted total loans, net of unearned income, PPP-related loans (non-GAAP)	$3,205,959	$3,216,260

Adjusted allowance / loans, net of PPP-related loans (non-GAAP) (2)	1.11%	1.07%

	(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$44,619	$40,425
Interest expense (fully tax equivalent basis) (non-GAAP)	5,174	10,096
Net interest income (fully tax equivalent basis) (non-GAAP)	$39,445	$30,329

Average total earning assets	$4,509,662	$3,505,061
Less: average mark to market adjustment on investments	17,310	12,206
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,492,352	$3,492,855

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.56%	3.49%

	(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Calculation of efficiency ratio:
Non-interest expense	$27,804	$21,742
Less: core deposit intangible amortization	28	83
Adjusted non-interest expense (non-GAAP)	$27,776	$21,659

Non-interest income	$8,239	$5,364

Net interest income	$39,121	$29,994
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,304	1,536
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	1,689	2,070
Adjusted net interest income (non-GAAP)	39,506	30,528
Adjusted net revenue (non-GAAP) (tax-equivalent)	$47,745	$35,892
Efficiency ratio	58.18%	60.34%

	(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Calculation of PTPP income:
Net income	$14,181	$8,813
Add: Provision expense	2,122	3,079
Add: Income tax expense	3,253	1,724
PTPP income (non-GAAP) (1)	$19,556	$13,616

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)
	Three Months Ended
	March 31,
	2021	2020
Calculation of return on average tangible common equity:
Net income available to common stockholders	$13,106	$8,813
Average tangible common shareholders' equity	318,358	274,266
Return on average tangible common equity (non-GAAP) (annualized)	16.70%	12.92%

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At March 31, 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

March 31, 2021
Change in Basis Points	% Change in Net Interest Income
400	23.2%
300	16.8%
200	11.5%
100	5.7%
(100)	(6.2)%
(200)	(10.7)%

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2021	0	$0	0	183,131
February 1 – 28, 2021	0	0	0	183,131
March 1 – 31, 2021	0	0	0	183,131

(1)The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of March 31, 2021, there were 183,131 shares remaining in the program.

Additionally, during the quarter ended March 31, 2021, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Executive Employment Agreement, dated February 3, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 5, 2021)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 6, 2021	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 6, 2021	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)