Form 10-Q
period 2021-06-30
CNB FINANCIAL CORP/PA
filed 2021-08-05
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-39472
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of August 3, 2021:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,884,519 SHARES

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

Additional factors that could cause the actual results to differ materially from the statements, include, but are not limited to,(i) the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19; (ii) actions governments, businesses and individuals take in response to the pandemic; (iii) the speed and effectiveness of vaccine and treatment developments and deployment; (iv) variations of COVID-19, such as the Delta variant, and the response thereto, (v) the pace of recovery when the COVID-19 pandemic subsides; (vi) changes in general business, industry or economic conditions or competition; (vii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (viii) adverse changes or conditions in capital and financial markets; (ix) changes in interest rates; (x) higher than expected costs or other difficulties related to integration of combined or merged businesses; (xi) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (xii) changes in the quality or composition of our loan and investment portfolios; (xiii) adequacy of loan loss reserves; (xiv) increased competition; (xv) loss of certain key officers; (xvi) deposit attrition; (xvii) rapidly changing technology; (xviii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xix) changes in the cost of funds, demand for loan products or demand for financial services; and (xx) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$49,763	$44,368
Interest bearing deposits with other banks	687,910	488,326
Total cash and cash equivalents	737,673	532,694
Debt securities available for sale, at fair value (amortized cost of $664,882 and $565,493 as of June 30, 2021 and December 31, 2020, respectively)	675,100	584,908
Trading securities	9,960	6,649
Loans held for sale	10,528	8,514
Loans	3,469,845	3,371,789
Less: allowance for credit losses	(36,908)	(34,340)
Net loans	3,432,937	3,337,449
FHLB, other equity, and restricted equity interests	21,478	21,018
Premises and equipment, net	59,691	60,064
Operating lease assets	17,858	18,407
Bank owned life insurance	98,525	76,471
Mortgage servicing rights	1,658	1,527
Goodwill	43,749	43,749
Core deposit intangible	511	567
Accrued interest receivable and other assets	38,666	37,382
Total Assets	$5,148,334	$4,729,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$727,177	$627,114
Interest bearing deposits	3,777,588	3,554,630
Total deposits	4,504,765	4,181,744
Subordinated notes and debentures	154,136	70,620
Operating lease liabilities	19,014	19,449
Accrued interest payable and other liabilities	40,470	41,449
Total liabilities	4,718,385	4,313,262
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; authorized 60,375 shares; issued 60,375 shares at June 30, 2021 and December 31, 2020, respectively	57,785	57,785
Common stock, $0 par value; authorized 50,000,000 shares; issued 16,978,057 shares at June 30, 2021 and December 31, 2020, respectively	0	0
Additional paid in capital	126,875	127,518
Retained earnings	239,017	218,727
Treasury stock, at cost (93,538 and 145,049 shares for June 30, 2021 and December 31, 2020, respectively)	(1,672)	(2,967)
Accumulated other comprehensive income (loss)	7,944	15,074
Total shareholders’ equity	429,949	416,137
Total Liabilities and Shareholders’ Equity	$5,148,334	$4,729,399

See Notes to Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans including fees	$40,534	$34,562	$81,673	$70,072
Securities:
Taxable	2,679	2,990	5,340	6,870
Tax-exempt	270	359	621	840
Dividends	45	162	189	381
Total interest and dividend income	43,528	38,073	87,823	78,163
INTEREST EXPENSE:
Deposits	4,072	5,935	8,352	13,840
Borrowed funds and finance lease liabilities	6	1,267	12	2,494
Subordinated notes and debentures (includes $62, $65, $131 and $86 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,145	933	2,033	1,897
Total interest expense	5,223	8,135	10,397	18,231
NET INTEREST INCOME	38,305	29,938	77,426	59,932
PROVISION FOR CREDIT LOSS EXPENSE	1,967	5,680	4,089	8,759
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	36,338	24,258	73,337	51,173
NON-INTEREST INCOME:
Service charges on deposit accounts	1,446	924	2,794	2,451
Other service charges and fees	601	606	1,091	1,196
Wealth and asset management fees	1,765	1,374	3,287	2,667
Net realized and unrealized gains (losses) on available-for-sale debt securities (includes $0, $2,190, $0 and $2,190 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	2,190	0	2,190
Net realized and unrealized gains (losses) on trading securities	350	306	470	(282)
Mortgage banking	536	664	1,771	1,001
Bank owned life insurance	504	386	1,444	865
Card processing and interchange income	2,079	1,325	3,913	2,453
Other	576	174	1,326	772
Total non-interest income	7,857	7,949	16,096	13,313
NON-INTEREST EXPENSES:
Salaries and benefits	13,518	10,673	28,091	22,070
Net occupancy expense	2,935	3,047	6,204	6,072
Amortization of core deposit intangible	28	69	56	152
Technology expense	2,888	1,213	5,558	2,549
State and local taxes	1,029	903	2,046	1,484
Legal, professional, and examination fees	897	680	2,050	1,325
Advertising	549	411	830	810
FDIC insurance premiums	557	621	1,173	1,240
Card processing and interchange expenses	1,408	592	2,088	1,388
Merger costs	0	462	0	534
Other	3,156	3,528	6,673	6,317
Total non-interest expenses	26,965	22,199	54,769	43,941
INCOME BEFORE INCOME TAXES	17,230	10,008	34,664	20,545
INCOME TAX EXPENSE (includes $(14), $446, $(28) and $442 income tax expense from reclassification items, respectively)	3,240	1,762	6,493	3,486
NET INCOME	13,990	8,246	28,171	17,059
PREFERRED STOCK DIVIDENDS	1,075	0	2,150	0
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	12,915	8,246	26,021	17,059

EARNINGS PER COMMON SHARE:
Basic	$0.76	$0.54	$1.54	$1.11
Diluted	$0.76	$0.54	$1.54	$1.11
DIVIDENDS PER COMMON SHARE:
Cash dividends per share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
NET INCOME	$13,990	$8,246	$28,171	$17,059
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax $0, $14, $(8) and $106, respectively	2	(55)	31	(401)
Reclassification adjustment for losses recognized in earnings, net of tax $(14), $(14), $(28) and $(18), respectively	48	51	103	68
	50	(4)	134	(333)
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of $(518), $(353), $1,933 and $(3,115), respectively	1,950	1,330	(7,264)	11,722
Reclassification adjustment for realized gains included in net income, net of tax of $0, $460, $0 and $460, respectively	0	(1,730)	0	(1,730)
	1,950	(400)	(7,264)	9,992
Other comprehensive income (loss)	2,000	(404)	(7,130)	9,659
COMPREHENSIVE INCOME	$15,990	$7,842	$21,041	$26,718

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,171	$17,059
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	4,089	8,759
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	3,390	2,914
Amortization (accretion) of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,058)	(856)
Accretion of deferred PPP processing fees	(4,370)	0
Net realized gains on sales of available-for-sale securities	0	(2,190)
Net realized and unrealized (gains) losses on trading securities	(470)	282
Gain on sale of loans	(1,568)	(820)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	245	253
Proceeds from sale of loans	35,912	40,520
Origination of loans held for sale	(42,030)	(45,970)
Income on bank owned life insurance, including death benefit proceeds in excess of cash surrender value	(1,444)	(865)
Stock-based compensation expense	812	835
Changes in:
Accrued interest receivable and other assets	(1,567)	(6,697)
Accrued interest payable, lease liabilities, and other liabilities	833	(2,307)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,945	10,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	87,541	71,803
Proceeds from sales of available-for-sale securities	0	57,185
Purchase of available-for-sale securities	(190,818)	(121,506)
Proceeds from sale of trading securities	0	5,935
Purchase of trading securities	(201)	(2,297)
Loan origination and payments, net	(87,969)	(228,598)
Purchase of BOLI	(22,000)	0
Proceeds from death benefit of BOLI policies	1,390	0
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(460)	(793)
Purchase of premises and equipment	(2,463)	(2,697)
Proceeds from the sale of premises and equipment and foreclosed assets	518	571
NET CASH USED BY INVESTING ACTIVITIES	(214,462)	(220,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	355,307	519,615
Certificates of deposit	(32,286)	(25,920)
Purchase of treasury stock	(160)	(325)
Cash dividends paid, common stock	(5,731)	(5,235)
Cash dividends paid, preferred stock	(2,150)	0
Proceeds from common stock offering, net of issuance costs	0	3,313
Proceeds from issuance of subordinated notes, net of issuance costs	83,516	0
Repayment of long-term borrowings	0	(34,379)
Proceeds from long-term borrowings	0	222,785
NET CASH PROVIDED BY FINANCING ACTIVITIES	398,496	679,854
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,979	470,374
CASH AND CASH EQUIVALENTS, Beginning	532,694	192,974
CASH AND CASH EQUIVALENTS, Ending	$737,673	$663,348
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,293	$18,151
Income taxes	5,582	240
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$314	$189
Transfers from loans held for sale to loans held for investment	7,044	0
Transfers from loans held for investment to loans held for sale	1,798	0
Grant of restricted stock awards from treasury stock	1,228	892
Grant of performance based restricted stock awards from treasury stock	262	217

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, April 1, 2021	$57,785	$126,572	$228,973	$(1,671)	$5,944	$417,603
Net income			13,990			13,990
Other comprehensive income					2,000	2,000
Stock-based compensation expense		303				303
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (65 shares)				(1)		(1)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.17 per common share)			(2,871)			(2,871)
Balance, June 30, 2021	$57,785	$126,875	$239,017	$(1,672)	$7,944	$429,949

Balance, April 1, 2020	$0	$102,128	$207,698	$(2,026)	$17,002	$324,802
Net income			8,246			8,246
Other comprehensive income					(404)	(404)
Stock-based compensation expense		286				286
Issuance of common stock, net of issuance costs (0 shares)		(40)				(40)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (56 shares)				(1)		(1)
Cash dividends declared ($0.17 per common share)			(2,617)			(2,617)
Balance, June 30, 2020	$0	$102,374	$213,327	$(2,027)	$16,598	$330,272

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income			28,171			28,171
Other comprehensive loss					(7,130)	(7,130)
Forfeiture of restricted stock award grants (1,578 shares)		35		(35)		0
Restricted stock award grants (50,106 shares)		(1,228)		1,228		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		812				812
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,663 shares)				(140)		(140)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.34 per common share)			(5,731)			(5,731)
Balance, June 30, 2021	$57,785	$126,875	$239,017	$(1,672)	$7,944	$429,949

Balance, January 1, 2020	$0	$99,335	$201,503	$(2,811)	$6,939	$304,966
Net income			17,059			17,059
Other comprehensive income					9,659	9,659
Restricted stock award grants (35,160 shares)		(892)		892		0
Performance based restricted stock award grants (8,351 shares)		(217)		217		0
Stock-based compensation expense		835				835
Issuance of common stock, net of issuance costs (115,790 shares)		3,313				3,313
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,267 shares)				(212)		(212)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)				(113)		(113)
Cash dividends declared ($0.34 per common share)			(5,235)			(5,235)
Balance, June 30, 2020	$0	$102,374	$213,327	$(2,027)	$16,598	$330,272

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of June 30, 2021 and for the three month period ended June 30, 2021 and 2020 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the "Corporation") for the three month and six months ended June 30, 2021 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2020 (the "2020 Form 10-K"). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

4.    SECURITIES

Securities available for sale at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021				December 31, 2020
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$147,588	$4,882	$(1,035)	$151,435	$150,404	$6,698	$(60)	$157,042
State & political subdivisions	88,508	2,651	(602)	90,557	67,819	3,186	(122)	70,883
Residential & multi-family mortgage	384,456	7,175	(3,406)	388,225	306,054	9,276	(138)	315,192
Corporate notes & bonds	22,434	191	(291)	22,334	15,221	105	(400)	14,926
Pooled SBA	21,896	659	(6)	22,549	24,975	912	(1)	25,886
Other	0	0	0	0	1,020	0	(41)	979
Total	$664,882	$15,558	$(5,340)	$675,100	$565,493	$20,177	$(762)	$584,908

The following is a schedule of the contractual maturity of securities available for sale at June 30, 2021:

	Amortized Cost	Fair Value
1 year or less	$29,957	$30,055
1 year – 5 years	104,797	107,231
5 years – 10 years	114,259	117,338
After 10 years	9,517	9,702
	258,530	264,326
Residential & multi-family mortgage	384,456	388,225
Pooled SBA	21,896	22,549
Total debt securities	$664,882	$675,100

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2021	$0	$0	$0
Three months ended June 30, 2020	$57,185	$2,257	$67
Six months ended June 30, 2021	$0	$0	$0
Six months ended June 30, 2020	$57,185	$2,257	$67

The tax provision related to these net realized gains was $0 for the three and six months ended June 30, 2021 and $460 during the three and six months ended June 30, 2020, respectively.

On June 30, 2021 and December 31, 2020, securities carried at $416,319 and $453,407, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2021

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$56,991	$(1,035)	$0	$0	$56,991	$(1,035)
State & political subdivisions	24,376	(521)	344	(81)	24,720	(602)
Residential & multi-family mortgage	158,681	(3,116)	7,060	(290)	165,741	(3,406)
Corporate notes & bonds	1,929	(53)	4,763	(238)	6,692	(291)
Pooled SBA	1,910	(6)	0	0	1,910	(6)
	$243,887	$(4,731)	$12,167	$(609)	$256,054	$(5,340)

December 31, 2020

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$24,991	$(60)	0	0	$24,991	$(60)
State & political subdivisions	3,854	(19)	164	(103)	4,018	(122)
Residential & multi-family mortgage	44,092	(119)	3,277	(19)	47,369	(138)
Corporate notes & bonds	0	0	4,545	(400)	4,545	(400)
Pooled SBA	525	(1)	0	0	525	(1)
Other	0	0	979	(41)	979	(41)
	$73,462	$(199)	$8,965	$(563)	$82,427	$(762)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At June 30, 2021 and December 31, 2020, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at June 30, 2021 and December 31, 2020 to be temporary.

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

As of June 30, 2021 and December 31, 2020, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Trading securities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Corporate equity securities	$6,550	$4,343
Mutual funds	2,638	1,283
Certificates of deposit	181	404
Corporate notes and bonds	591	569
U.S. Government sponsored entities	0	50
Total	$9,960	$6,649

5.    LOANS

Total net loans at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Farmland	$20,737	0.6%	$23,316	0.7%
Owner-occupied, nonfarm nonresidential properties	425,444	12.3%	407,924	12.1%
Agricultural production and other loans to farmers	2,411	0.1%	2,664	0.1%
Commercial and Industrial	687,333	19.8%	663,550	19.7%
Obligations (other than securities and leases) of states and political subdivisions	131,862	3.8%	132,818	3.9%
Other loans	13,404	0.4%	11,961	0.4%
Other construction loans and all land development and other land loans	240,957	6.9%	205,734	6.1%
Multifamily (5 or more) residential properties	231,417	6.7%	212,815	6.3%
Non-owner occupied, nonfarm nonresidential properties	628,669	18.1%	640,945	19.0%
1-4 Family Construction	34,394	1.0%	27,768	0.8%
Home equity lines of credit	104,897	3.0%	109,444	3.2%
Residential Mortgages secured by first liens	795,738	22.9%	777,030	23.0%
Residential Mortgages secured by junior liens	55,177	1.6%	53,726	1.6%
Other revolving credit plans	24,691	0.7%	25,507	0.8%
Automobile	22,924	0.7%	25,344	0.8%
Other consumer	41,103	1.2%	42,792	1.3%
Credit cards	8,453	0.2%	8,115	0.2%
Overdrafts	234	0.0%	336	0.0%
Total loans	$3,469,845	100.0%	$3,371,789	100.0%
Less: Allowance for credit losses	(36,908)		(34,340)
Loans, net	$3,432,937		$3,337,449

Net deferred loan origination fees (costs) included in the above loan table	$10,514		$8,789

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

As a result of the adoption of ASC 326 effective January 1, 2020, there is a lack of comparability in both the allowance and provisions for credit losses for the periods presented. Beginning with the quarter ended December 31, 2020, the Corporation adopted ASC 326 and subsequent results are presented using the current expected credit losses (“CECL”) methodology. Prior to the quarter ended December 31, 2020, the results were reported in accordance with the incurred loss methodology and have not been restated.

Transactions in the allowance for credit losses for the three months ended June 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$224	$0	$0	$(100)	$124
Owner-occupied, nonfarm nonresidential properties	2,935	0	3	(58)	2,880
Agricultural production and other loans to farmers	28	0	0	(16)	12
Commercial and Industrial	6,479	(14)	15	832	7,312
Obligations (other than securities and leases) of states and political subdivisions	1,715	(250)	0	860	2,325
Other loans	73	0	0	44	117
Other construction loans and all land development and other land loans	2,006	0	0	358	2,364
Multifamily (5 or more) residential properties	2,754	0	0	(440)	2,314
Non-owner occupied, nonfarm nonresidential properties	11,326	0	0	(1,164)	10,162
1-4 Family Construction	67	0	0	43	110
Home equity lines of credit	843	0	2	184	1,029
Residential Mortgages secured by first liens	3,550	(42)	1	889	4,398
Residential Mortgages secured by junior liens	224	0	0	184	408
Other revolving credit plans	527	(17)	3	(54)	459
Automobile	182	0	3	56	241
Other consumer	2,374	(246)	47	227	2,402
Credit cards	65	(39)	3	39	68
Overdrafts	183	(107)	24	83	183
Total loans	$35,555	$(715)	$101	$1,967	$36,908

Transactions in the allowance for credit losses for the six months ended June 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$(97)	$124
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	5	(294)	2,880
Agricultural production and other loans to farmers	24	0	0	(12)	12
Commercial and Industrial	6,233	(70)	20	1,129	7,312
Obligations (other than securities and leases) of states and political subdivisions	998	(250)	0	1,577	2,325
Other loans	68	0	0	49	117
Other construction loans and all land development and other land loans	1,956	0	0	408	2,364
Multifamily (5 or more) residential properties	2,724	0	0	(410)	2,314
Non-owner occupied, nonfarm nonresidential properties	8,658	0	0	1,504	10,162
1-4 Family Construction	82	0	0	28	110
Home equity lines of credit	985	0	2	42	1,029
Residential Mortgages secured by first liens	4,539	(70)	32	(103)	4,398
Residential Mortgages secured by junior liens	241	0	0	167	408
Other revolving credit plans	507	(23)	5	(30)	459
Automobile	132	(5)	3	111	241
Other consumer	2,962	(561)	95	(94)	2,402
Credit cards	66	(72)	11	63	68
Overdrafts	244	(191)	79	51	183
Total loans	$34,340	$(1,773)	$252	$4,089	$36,908

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three and six months ended June 30, 2021, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, coupled with quantitative and qualitative analysis, the impact of net charge-offs and continued uncertainty within the economic environment.

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

The unpaid principal balance of impaired loans includes the Corporation’s recorded investment in the loan and amounts that have been recorded as charge-offs.

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$2,052	$28	$28	$3,532	$45	$45
Commercial mortgage	$4,330	$4	$4	4,330	41	41
Residential real estate	$461	$0	$0	462	5	5
With no related allowance recorded:
Commercial, industrial and agricultural	$7,367	$49	$49	7,196	91	91
Commercial mortgage	$14,684	$66	$66	11,293	224	224
Residential real estate	$114	$2	$2	38	2	2
Total	$29,008	$149	$149	$26,851	$408	$408

The following tables presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,817	$606	$0
Owner-occupied, nonfarm nonresidential properties	1,501	1,397	0
Commercial and Industrial	6,318	1,302	141
Obligations (other than securities and leases) of states and political subdivisions	430	430	0
Other construction loans and all land development and other land loans	1,905	77	0
Multifamily (5 or more) residential properties	1,181	5	0
Non-owner occupied, nonfarm nonresidential properties	14,352	11,946	312
Home equity lines of credit	850	850	0
Residential Mortgages secured by first liens	3,273	3,273	154
Residential Mortgages secured by junior liens	182	182	0
Other revolving credit plans	9	9	0
Automobile	51	51	0
Other consumer	430	430	0
Credit cards	0	0	4
Total loans	$32,299	$20,558	$611

	December 31, 2020
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,844	$633	$0
Owner-occupied, nonfarm nonresidential properties	1,781	967	0
Commercial and Industrial	6,657	959	0
Other construction loans and all land development and other land loans	2,349	77	0
Multifamily (5 or more) residential properties	288	0	0
Non-owner occupied, nonfarm nonresidential properties	11,932	9,466	0
Home equity lines of credit	685	685	0
Residential Mortgages secured by first liens	4,175	3,495	283
Residential Mortgages secured by junior liens	114	114	0
Other revolving credit plans	6	6	0
Automobile	32	32	0
Other consumer	496	496	8
Credit cards	0	0	34
Total loans	$30,359	$16,930	$325

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,768	$0
Owner-occupied, nonfarm nonresidential properties	247	17
Commercial and Industrial	347	2,197
Obligations (other than securities and leases) of states and political subdivisions	430	0
Other construction loans and all land development and other land loans	1,828	0
Multifamily (5 or more) residential properties	972	0
Non-owner occupied, nonfarm nonresidential properties	3,442	0
Residential Mortgages secured by first liens	445	0
Total loans	$9,479	$2,214

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,793	$0
Owner-occupied, nonfarm nonresidential properties	285	587
Commercial and Industrial	594	5,600
Other construction loans and all land development and other land loans	2,272	0
Multifamily (5 or more) residential properties	288	0
Non-owner occupied, nonfarm nonresidential properties	9,072	880
Residential Mortgages secured by first liens	1,135	0
Total loans	$15,439	$7,067

The following table presents the aging of the amortized cost basis in past-due loans as of June 30, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$0	$0	$1,211	$1,211	$19,526	$20,737
Owner-occupied, nonfarm nonresidential properties	99	53	961	1,113	424,331	425,444
Agricultural production and other loans to farmers	0	0	0	0	2,411	2,411
Commercial and Industrial	252	272	1,275	1,799	685,534	687,333
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	131,862	131,862
Other loans	0	0	0	0	13,404	13,404
Other construction loans and all land development and other land loans	0	0	1,467	1,467	239,490	240,957
Multifamily (5 or more) residential properties	0	0	209	209	231,208	231,417
Non-owner occupied, nonfarm nonresidential properties	112	203	10,543	10,858	617,811	628,669
1-4 Family Construction	6	0	0	6	34,388	34,394
Home equity lines of credit	320	87	254	661	104,236	104,897
Residential Mortgages secured by first liens	2,221	544	1,050	3,815	791,923	795,738
Residential Mortgages secured by junior liens	73	91	8	172	55,005	55,177
Other revolving credit plans	16	17	5	38	24,653	24,691
Automobile	5	6	50	61	22,863	22,924
Other consumer	250	136	162	548	40,555	41,103
Credit cards	79	35	4	118	8,335	8,453
Overdrafts	0	0	0	0	234	234
Total loans	$3,433	$1,444	$17,199	$22,076	$3,447,769	$3,469,845

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2020 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$195	$0	$1,211	$1,406	$21,910	$23,316
Owner-occupied, nonfarm nonresidential properties	10	885	732	1,627	406,297	407,924
Agricultural production and other loans to farmers	0	0	0	0	2,664	2,664
Commercial and Industrial	476	335	3,887	4,698	658,852	663,550
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	132,818	132,818
Other loans	0	0	0	0	11,961	11,961
Other construction loans and all land development and other land loans	0	0	1,917	1,917	203,817	205,734
Multifamily (5 or more) residential properties	0	0	0	0	212,815	212,815
Non-owner occupied, nonfarm nonresidential properties	314	156	10,184	10,654	630,291	640,945
1-4 Family Construction	0	0	0	0	27,768	27,768
Home equity lines of credit	166	235	486	887	108,557	109,444
Residential Mortgages secured by first liens	2,834	629	1,911	5,374	771,656	777,030
Residential Mortgages secured by junior liens	8	0	66	74	53,652	53,726
Other revolving credit plans	36	19	0	55	25,452	25,507
Automobile	73	0	9	82	25,262	25,344
Other consumer	246	132	245	623	42,169	42,792
Credit cards	72	39	34	145	7,970	8,115
Overdrafts	0	0	0	0	336	336
Total loans	$4,430	$2,430	$20,682	$27,542	$3,344,247	$3,371,789

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

As of June 30, 2021 and December 31, 2020, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $16,969 and $15,088 as of June 30, 2021 and December 31, 2020, respectively. The Corporation has allocated $1,746 and $779 of allowance for those loans as of June 30, 2021 and December 31, 2020, respectively.

The following table presents loans modified as TDRs during the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial	1	$578	$578
Total loans	1	$578	$578

The following table presents loans modified as TDRs during the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial	1	$578	$578
Multifamily (5 or more) residential properties	1	717	717
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604
Total loans	3	$2,899	$2,899

There were nine loans modified as troubled debt restructurings during the three and six months ended June 30, 2020.

	Three and six months ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial, industrial and agricultural	8	$1,593	$1,593
Residential real estate	1	116	116
Total	9	$1,709	$1,709

The troubled debt restructurings described above increased the allowance for credit losses by an immaterial amount for the three and six months ended June 30, 2021 and 2020, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the three and six months months ended June 30, 2021 and June 30, 2020. There were no principal balances forgiven in connection with the loan restructurings.

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

The following tables represent the Corporation's credit risk profile by risk rating. Loans not rated as special mention, substandard, or doubtful are considered to be pass rated loans.

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
Farmland	$17,406	$1,514	$1,817	$0	$20,737
Owner-occupied, nonfarm nonresidential properties	412,406	2,563	10,475	0	425,444
Agricultural production and other loans to farmers	2,411	0	0	0	2,411
Commercial and Industrial	660,505	11,682	15,146	0	687,333
Obligations (other than securities and leases) of states and political subdivisions	131,031	0	831	0	131,862
Other loans	13,404	0	0	0	13,404
Other construction loans and all land development and other land loans	234,533	4,957	1,467	0	240,957
Multifamily (5 or more) residential properties	230,235	0	1,182	0	231,417
Non-owner occupied, nonfarm nonresidential properties	581,865	11,610	35,194	0	628,669
Total loans	$2,283,796	$32,326	$66,112	$0	$2,382,234

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Farmland	$20,316	$1,156	$1,844	$0	$23,316
Owner-occupied, nonfarm nonresidential properties	391,899	2,826	13,199	0	407,924
Agricultural production and other loans to farmers	2,664	0	0	0	2,664
Commercial and Industrial	637,071	11,368	15,111	0	663,550
Obligations (other than securities and leases) of states and political subdivisions	132,110	0	708	0	132,818
Other loans	11,961	0	0	0	11,961
Other construction loans and all land development and other land loans	198,206	5,611	1,917	0	205,734
Multifamily (5 or more) residential properties	211,563	0	1,252	0	212,815
Non-owner occupied, nonfarm nonresidential properties	594,603	12,496	33,846	0	640,945
Total loans	$2,200,393	$33,457	$67,877	$0	$2,301,727

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,923	$1,751	$3,310	$3,662	$592	$3,761	$407	$0	$17,406
Special mention	0	0	0	0	394	1,120	0	0	1,514
Substandard	0	0	0	0	49	1,768	0	0	1,817
Doubtful	0	0	0	0	0	0	0	0	0
Total	$3,923	$1,751	$3,310	$3,662	$1,035	$6,649	$407	$0	$20,737
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$77,959	$91,385	$82,593	$44,966	$46,002	$61,044	$8,457	$0	$412,406
Special mention	0	0	819	57	143	1,399	145	0	2,563
Substandard	530	975	2,329	654	362	5,438	187	0	10,475
Doubtful	0	0	0	0	0	0	0	0	0
Total	$78,489	$92,360	$85,741	$45,677	$46,507	$67,881	$8,789	$0	$425,444
Agricultural production and other loans to farmers
Risk rating
Pass	$911	$149	$87	$298	$0	$11	$955	$0	$2,411
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$911	$149	$87	$298	$0	$11	$955	$0	$2,411
Commercial and Industrial
Risk rating
Pass	$251,172	$131,978	$43,080	$25,456	$21,701	$19,158	$167,960	$0	$660,505
Special mention	0	313	929	3,502	199	898	5,841	0	11,682
Substandard	642	829	1,930	498	111	5,529	5,607	0	15,146
Doubtful	0	0	0	0	0	0	0	0	0
Total	$251,814	$133,120	$45,939	$29,456	$22,011	$25,585	$179,408	$0	$687,333
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$12,158	$17,096	$11,610	$22,676	$20,495	$38,153	$8,843	$0	$131,031
Special mention	0	0	0	0	0	0	0	0	0
Substandard	401	430	0	0	0	0	0	0	831
Doubtful	0	0	0	0	0	0	0	0	0
Total	$12,559	$17,526	$11,610	$22,676	$20,495	$38,153	$8,843	$0	$131,862
Other loans
Risk rating
Pass	$261	$7,691	$644	$346	$0	$0	$4,462	$0	$13,404
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$261	$7,691	$644	$346	$0	$0	$4,462	$0	$13,404

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$37,942	$136,277	$43,083	$11,319	$912	$1,456	$3,544	$0	$234,533
Special mention	1,492	0	661	29	2,775	0	0	0	4,957
Substandard	0	0	0	0	0	1,390	77	0	1,467
Doubtful	0	0	0	0	0	0	0	0	0
Total	$39,434	$136,277	$43,744	$11,348	$3,687	$2,846	$3,621	$0	$240,957
Multifamily (5 or more) residential properties
Risk rating
Pass	$59,150	$69,019	$33,183	$10,540	$38,712	$17,327	$2,304	$0	$230,235
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	6	703	269	204	0	0	0	1,182
Doubtful	0	0	0	0	0	0	0	0	0
Total	$59,150	$69,025	$33,886	$10,809	$38,916	$17,327	$2,304	$0	$231,417
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$82,669	$125,257	$102,674	$69,173	$48,773	$142,211	$11,108	$0	$581,865
Special mention	0	83	750	1,177	3,627	5,523	450	0	11,610
Substandard	841	0	12,689	1,672	7,521	11,877	594	0	35,194
Doubtful	0	0	0	0	0	0	0	0	0
Total	$83,510	$125,340	$116,113	$72,022	$59,921	$159,611	$12,152	$0	$628,669

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

	June 30, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$34,394	$0	$34,394	$27,768	$0	$27,768
Home equity lines of credit	104,047	850	104,897	108,759	685	109,444
Residential Mortgages secured by first liens	792,311	3,427	795,738	772,572	4,458	777,030
Residential Mortgages secured by junior liens	54,995	182	55,177	53,612	114	53,726
Other revolving credit plans	24,682	9	24,691	25,501	6	25,507
Automobile	22,873	51	22,924	25,312	32	25,344
Other consumer	40,673	430	41,103	42,288	504	42,792
Total loans	$1,073,975	$4,949	$1,078,924	$1,055,812	$5,799	$1,061,611

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of June 30, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$13,053	$15,467	$5,806	$68	$0	$0	$0	$0	$34,394
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$13,053	$15,467	$5,806	$68	$0	$0	$0	$0	$34,394
Home equity lines of credit
Payment performance
Performing	$5,827	$19,165	$10,728	$10,767	$7,792	$43,928	$5,840	$0	$104,047
Nonperforming	0	0	0	0	391	459	0	0	850
Total	$5,827	$19,165	$10,728	$10,767	$8,183	$44,387	$5,840	$0	$104,897
Residential mortgages secured by first lien
Payment performance
Performing	$130,371	$190,117	$119,522	$76,305	$83,981	$188,543	$3,472	$0	$792,311
Nonperforming	0	153	82	0	199	2,950	43	0	3,427
Total	$130,371	$190,270	$119,604	$76,305	$84,180	$191,493	$3,515	$0	$795,738
Residential mortgages secured by junior liens
Payment performance
Performing	$11,106	$13,489	$9,130	$5,240	$4,705	$10,883	$442	$0	$54,995
Nonperforming	0	0	0	0	91	91	0	0	182
Total	$11,106	$13,489	$9,130	$5,240	$4,796	$10,974	$442	$0	$55,177
Other revolving credit plans
Payment performance
Performing	$1,259	$3,371	$4,383	$2,996	$3,177	$9,496	$0	$0	$24,682
Nonperforming	0	0	0	4	5	0	0	0	9
Total	$1,259	$3,371	$4,383	$3,000	$3,182	$9,496	$0	$0	$24,691
Automobile
Payment performance
Performing	$3,715	$7,311	$6,475	$3,380	$1,044	$948	$0	$0	$22,873
Nonperforming	0	0	45	0	5	1	0	0	51
Total	$3,715	$7,311	$6,520	$3,380	$1,049	$949	$0	$0	$22,924
Other consumer
Payment performance
Performing	$12,195	$17,071	$7,190	$2,185	$483	$1,549	$0	$0	$40,673
Nonperforming	2	173	125	48	14	68	0	0	430
Total	$12,197	$17,244	$7,315	$2,233	$497	$1,617	$0	$0	$41,103

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2020. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,081	$11,547	$140	$0	$0	$0	$0	$0	$27,768
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$16,081	$11,547	$140	$0	$0	$0	$0	$0	$27,768
Home equity lines of credit
Payment performance
Performing	$19,764	$12,823	$12,842	$8,793	$8,182	$42,514	$3,841	$0	$108,759
Nonperforming	0	0	0	302	33	350	0	0	685
Total	$19,764	$12,823	$12,842	$9,095	$8,215	$42,864	$3,841	$0	$109,444
Residential mortgages secured by first lien
Payment performance
Performing	$211,910	$136,181	$93,588	$99,520	$62,312	$163,556	$5,505	$0	$772,572
Nonperforming	0	84	887	143	61	3,261	22	0	4,458
Total	$211,910	$136,265	$94,475	$99,663	$62,373	$166,817	$5,527	$0	$777,030
Residential mortgages secured by junior liens
Payment performance
Performing	$14,552	$12,255	$7,031	$5,660	$3,347	$10,389	$378	$0	$53,612
Nonperforming	0	0	0	0	19	95	0	0	114
Total	$14,552	$12,255	$7,031	$5,660	$3,366	$10,484	$378	$0	$53,726
Other revolving credit plans
Payment performance
Performing	$4,088	$4,516	$3,320	$3,149	$1,301	$9,127	$0	$0	$25,501
Nonperforming	0	0	4	0	0	2	0	0	6
Total	$4,088	$4,516	$3,324	$3,149	$1,301	$9,129	$0	$0	$25,507
Automobile
Payment performance
Performing	$8,965	$8,595	$4,652	$1,635	$764	$701	$0	$0	$25,312
Nonperforming	0	4	0	6	0	22	0	0	32
Total	$8,965	$8,599	$4,652	$1,641	$764	$723	$0	$0	$25,344
Other consumer
Payment performance
Performing	$24,857	$11,183	$3,579	$796	$218	$1,655	$0	$0	$42,288
Nonperforming	82	264	75	13	0	70	0	0	504
Total	$24,939	$11,447	$3,654	$809	$218	$1,725	$0	$0	$42,792

	June 30, 2021	December 31, 2020
Credit card
Payment performance
Performing	$8,449	$8,081
Nonperforming	4	34
Total	$8,453	$8,115

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

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Gross other consumer	$26,590	$27,998
Less: other consumer unearned discounts	(4,981)	(5,181)
Total automobile and other consumer loans, net of unearned discounts	$21,609	$22,817

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

Leases	Classification	June 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$17,858	$18,407
Finance lease assets	Premises and equipment, net (1)	393	429
Total leased assets		$18,251	$18,836

Liabilities:
Operating lease liabilities	Operating lease liabilities	$19,014	$19,449
Finance lease liabilities	Accrued interest payable and other liabilities	510	550
Total leased liabilities		$19,524	$19,999
(1) Finance lease assets are recorded net of accumulated amortization of $823 as of June 30, 2021 and $787 as of December 31, 2020.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	Net occupancy expense	$437	$459	$877	$914
Variable lease cost	Net occupancy expense	18	17	35	41
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	36	36
Interest on lease liabilities	Interest expense - borrowed funds	6	7	12	14
Sublease income (1)	Net occupancy expense	(19)	(21)	(38)	(42)
Net lease cost		$460	$480	$922	$963
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with terms in excess of one year as of June 30, 2021:

Maturity of Lease Liabilities as of June 30, 2021	Operating Leases (1)	Finance Leases	Total
2021	$796	$52	$848
2022	1,661	105	1,766
2023	1,550	105	1,655
2024	1,515	105	1,620
2025	1,505	105	1,610
After 2025	19,281	105	19,386
Total lease payments	26,308	577	26,885
Less: Interest	7,294	67	7,361
Present value of lease liabilities	$19,014	$510	$19,524
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $7,709 of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2021 and December 31, 2020 were as follows:

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	18.7	19.0
Finance leases	5.5	6.0

Weighted-average discount rate
Operating leases	3.47%	3.46%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of June 30, 2021 and 2020 was as follows:

Other Information	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$452	$462

7.    DEPOSITS

Total deposits at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020	Percentage Change
Checking, non-interest bearing	$727,177	$627,114	16.0%
Checking, interest bearing	1,003,228	951,903	5.4%
Savings accounts	2,330,102	2,126,183	9.6%
Certificates of deposit	444,258	476,544	(6.8)%
Total	$4,504,765	$4,181,744	7.7%

8.    BORROWINGS

At June 30, 2021 and December 31, 2020, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to three-month LIBOR plus 2.75%. There were no borrowings under the line of credit at June 30, 2021 and December 31, 2020.

FHLB Borrowings

At June 30, 2021, the Bank had a borrowing capacity with the FHLB of $833,136 secured by a pledge of certain loans with a balance of $1,193,106. At June 30, 2021 and December 31, 2020, the Bank had no advances from the FHLB. During 2020 the Corporation prepaid the entire balance of its borrowings from the FHLB, totaling $190,401.

At June 30, 2021 and December 31, 2020, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $37,750 and $57,250, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At June 30, 2021 and December 31, 2020, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 1.80% at June 30, 2021 and 3.44% at December 31, 2020. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In September 2016, the Corporation sold $50,000 aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in October 2026, and initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 4.55%. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency.

In June 2021, the Corporation sold $85,000 aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate (“SOFR”) plus 2.58%. The net proceeds from the sale were approximately $83,500, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency.

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of June 30, 2021:

2021	$0
2022	0
2023	0
2024	0
2025	0
Thereafter	154,136
Total borrowed funds	$154,136

9.    STOCK COMPENSATION

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At June 30, 2021, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month period ended June 30, 2021 and 2020.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $303 and $812 for the three and six months ended June 30, 2021, respectively, and $286 and $835 for the three and six months ended June 30, 2020, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $64 and $171 for the three and six months ended June 30, 2021, respectively, and $60 and $175 for the three and six months ended June 30, 2020, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended June 30, 2021 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	67,579	$24.02
Vested	(778)	23.80
Unvested at end of period	66,801	$24.02

A summary of changes in time-based unvested restricted stock awards for the six months ended June 30, 2021 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	56,306	$27.14
Granted	35,220	21.09
Forfeited	(1,578)	26.82
Vested	(23,147)	26.96
Unvested at end of period	66,801	$24.02

The above table excludes 14,886 shares in restricted stock awards that were granted at a weighted average fair value of $21.03 and immediately vested. There was $1,399 and $1,055 of total unrecognized compensation cost related to unvested restricted stock awards, as of June 30, 2021 and December 31, 2020, respectively. The fair value of shares vested was $19 and $805 during the three and six months ended June 30, 2021, respectively, and $5 and $1,106 during the three and six months ended June 30, 2020, respectively.

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

10.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2021 and 2020, there were no outstanding stock options to include in the diluted earnings per common share calculations and the impact of performance-based shares was immaterial.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic earnings per common share computation:
Net income per consolidated statements of income	$12,915	$8,246	$26,021	$17,059
Net earnings allocated to participating securities	(47)	(29)	(92)	(59)
Net earnings allocated to common stock	$12,868	$8,217	$25,929	$17,000
Distributed earnings allocated to common stock	$2,859	$2,608	$5,718	$5,216
Undistributed earnings allocated to common stock	10,009	5,609	20,211	11,784
Net earnings allocated to common stock	$12,868	$8,217	$25,929	$17,000
Weighted average common shares outstanding, including shares considered participating securities	16,885	15,393	16,870	15,365
Less: Average participating securities	(60)	(52)	(58)	(52)
Weighted average shares	16,825	15,341	16,812	15,313
Basic earnings per common share	$0.76	$0.54	$1.54	$1.11
Diluted earnings per common share computation:
Net earnings allocated to common stock	$12,868	$8,217	$25,929	$17,000
Weighted average common shares outstanding for basic earnings per common share	16,825	15,341	16,812	15,313
Add: Dilutive effects of performance based-shares	0	0	0	0
Weighted average shares and dilutive potential common shares	16,825	15,341	16,812	15,313
Diluted earnings per common share	$0.76	$0.54	$1.54	$1.11

11.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At June 30, 2021, the variable rate on the subordinated trust preferred security was 1.67% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of June 30, 2021 and December 31, 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

		Fair value as of
	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate contracts	Accrued interest and other liabilities	$(598)	$(768)

For the Three Months Ended June 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$50	Interest expense – subordinated notes and debentures	$(62)	Other income	$0
For the Six Months Ended June 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$134	Interest expense – subordinated notes and debentures	$(131)	Other income	$0
For the Three Months Ended June 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(4)	Interest expense – subordinated notes and debentures	$(65)	Other income	$0
For the Six Months Ended June 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(333)	Interest expense – subordinated notes and debentures	$(86)	Other income	$0

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated notes and debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $286.

As of June 30, 2021 and December 31, 2020, a cash collateral balance in the amount of $1,050 and $1,050, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $3,373 as of June 30, 2021 and $4,873 as of December 31, 2020. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of June 30, 2021 and December 31, 2020:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2021
3rd Party interest rate swaps	$33,432	6.3	4.13%	1 month LIBOR + 2.27%	$2,856	(a)
Customer interest rate swaps	(33,432)	6.3	4.13%	1 month LIBOR + 2.27%	(2,856)	(b)
December 31, 2020
3rd Party interest rate swaps	$34,089	6.7	4.13%	1 month LIBOR + 2.27%	$4,017	(a)
Customer interest rate swaps	(34,089)	6.7	4.13%	1 month LIBOR + 2.27%	(4,017)	(b)
(a)Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the consolidated balance sheets

12.    FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2021 and December 31, 2020:

		Fair Value Measurements at June 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$151,435	$0	$151,435	$0
States and political subdivisions	90,557	0	90,557	0
Residential and multi-family mortgage	388,225	0	388,225	0
Corporate notes and bonds	22,334	0	12,508	9,826
Pooled SBA	22,549	0	22,549	0
Total Securities Available For Sale	$675,100	$0	$665,274	$9,826
Interest Rate swaps	$2,856	$0	$2,856	$0
Trading Securities:
Corporate equity securities	$6,550	$6,550	$0	$0
Mutual funds	2,638	2,638	0	0
Certificates of deposit	181	181	0	0
Corporate notes and bonds	591	591	0	0
Total Trading Securities	$9,960	$9,960	$0	$0
Liabilities:
Interest rate swaps	$(3,454)	$0	$(3,454)	$0

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$157,042	$0	$157,042	$0
States and political subdivisions	70,883	0	70,819	64
Residential and multi-family mortgage	315,192	15,039	300,153	0
Corporate notes and bonds	14,926	0	14,926	0
Pooled SBA	25,886	0	25,886	0
Other	979	979	0	0
Total Securities Available For Sale	$584,908	$16,018	$568,826	$64
Interest Rate swaps	$4,017	$0	$4,017	$0
Trading Securities:
Corporate equity securities	$4,343	$4,343	$0	$0
Mutual funds	1,283	1,283	0	0
Certificates of deposit	404	404	0	0
Corporate notes and bonds	569	569	0	0
U.S. Government sponsored entities	50	0	50	0
Total Trading Securities	$6,649	$6,599	$50	$0
Liabilities:
Interest rate swaps	$(4,785)	$0	$(4,785)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2021:

Corporate Notes and Bonds
Balance, April 1, 2021	$2,250
Purchases	6,000
Total gains or (losses):
Included in other comprehensive income (loss)	76
Settlements	0
Transfers into Level 3	1,500
Transfers out of Level 3	$0
Balance, June 30, 2021	$9,826

The Corporation's corporate notes and bonds with a fair value of $1,500 for the three months ended June 30, 2021 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities.

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	6,750
Total gains or (losses):
Included in other comprehensive income (loss)	0	76
Settlements	64	0
Transfers into Level 3	0	3,000
Transfers out of Level 3	0	$0
Balance, June 30, 2021	$0	$9,826

The Corporation's corporate notes and bonds with a fair value of $3,000 for the six and six months ended June 30, 2021 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2021 and December 31, 2020:

		Fair Value Measurements at June 30, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$634	0	0	$634
Owner-occupied, nonfarm nonresidential properties	253	0	0	253
Commercial and industrial	1,543	0	0	1,543
Other construction loans and all land development loans and other land loans	1,426	0	0	1,426
Multifamily (5 or more) residential properties	500	0	0	500
Non-owner occupied, nonfarm nonresidential	3,222	0	0	3,222
Obligations (other than securities and leases) of states and political subdivisions	430	0	0	430

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$659	0	0	$659
Owner-occupied, nonfarm nonresidential properties	329	0	0	329
Commercial and industrial	3,680	0	0	3,680
Other construction loans and all land development loans and other land loans	1,790	0	0	1,790
Non-owner occupied, nonfarm nonresidential	9,622	0	0	9,622
Residential mortgages secured by first liens	659	0	0	659

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$634	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	253	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (56%)
Commercial and industrial	1,543	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-50% (31%)
Other construction loans and all land development loans and other land loans	1,426	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-39% (29%)
Multifamily (5 or more) residential properties	500	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-58% (16%)
Non-owner occupied, nonfarm nonresidential	3,222	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (38%)
Obligations (other than securities and leases) of states and political subdivisions	430	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% (0%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$659	Valuation of third party appraisal on underlying collateral	Loss severity rates	45%-54% (47%)
Owner-occupied, nonfarm nonresidential properties	329	Valuation of third party appraisal on underlying collateral	Loss severity rates	60%-90% (80%)
Commercial and industrial	3,680	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (39%)
Other construction loans and all land development loans and other land loans	1,790	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-41% (28%)
Non-owner occupied, nonfarm nonresidential	9,622	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Residential mortgages secured by first liens	659	Valuation of third party appraisal on underlying collateral	Loss severity rates	31% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2021:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$737,673	$737,673	$0	$0	$737,673
Securities available for sale	$675,100	$0	$665,274	$9,826	$675,100
Trading securities	$9,960	$9,960	$0	$0	$9,960
Loans held for sale	$10,528	$0	$10,716	$0	$10,716
Net loans	$3,432,937	$0	$0	$3,428,379	$3,428,379
FHLB and other restricted interests	$21,478	n/a	n/a	n/a	n/a
Interest rate swaps	$2,856	$0	$2,856	$0	$2,856
Accrued interest receivable	$18,119	$0	$2,293	$15,792	$18,085
LIABILITIES
Deposits	$(4,504,765)	$(4,060,507)	$(451,714)	$0	$(4,512,221)
Subordinated notes and debentures	$(154,136)	$0	$(141,611)	$0	$(141,611)
Interest rate swaps	$(3,454)	$0	$(3,454)	$0	$(3,454)
Accrued interest payable	$(1,200)	$0	$(1,200)	$0	$(1,200)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2020:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$532,694	$532,694	$0	$0	$532,694
Securities available for sale	584,908	16,018	568,826	64	584,908
Trading securities	6,649	6,599	50	0	6,649
Loans held for sale	8,514	0	8,617	0	8,617
Net loans	3,337,449	0	0	3,339,482	3,339,482
FHLB and other restricted interests	21,018	n/a	n/a	n/a	n/a
Interest rate swaps	4,017	0	4,017	0	4,017
Accrued interest receivable	17,659	61	2,152	15,446	17,659
LIABILITIES
Deposits	$(4,181,744)	$(3,705,200)	$(488,000)	$0	$(4,193,200)
Subordinated notes and debentures	(70,620)	0	(62,583)	0	(62,583)
Interest rate swaps	(4,785)	0	(4,785)	0	(4,785)
Accrued interest payable	(1,096)	0	(1,096)	0	(1,096)

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

13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and six months ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Non-interest Income
Service charges on deposit accounts	$1,446	$924	$2,794	$2,451
Wealth and asset management fees	1,765	1,374	3,287	2,667
Mortgage banking (1)	536	664	1,771	1,001
Card processing and interchange income	2,079	1,325	3,913	2,453
Net gains (losses) on sales of securities (1)	0	2,190	0	2,190
Other income	2,031	1,472	4,331	2,551
Total non-interest income	$7,857	$7,949	$16,096	$13,313
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

The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware and Franklin. BankOnBuffalo, a division of the Bank, operates in Erie and Niagara counties, New York. Ridge View Bank, a division of the Bank, operates in Roanoke, Virginia. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in its Annual Report on Form 10-K for the year ended December 31, 2020, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021, or any future period.

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
•Pre-provision net revenue ("PPNR")
•Non-interest income excluding realized gains on available for sale securities;
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

•Temporarily closed all branch lobbies to non-employees, except for certain limited cases by appointment only. Based on updated governmental guidelines, the Corporation re-opened its branch lobbies, while enforcing safe practices in order to serve its consumer and business customers. In addition, the Corporation continues to offer its customers alternatives through its drive-through capabilities, network of ATMs, internet banking, mobile application and telephone customer service capabilities;

•Expanded remote-access availability for the Corporation's workforce to work from home or other remote locations. The Corporation has taken appropriate efforts to ensure that activities are performed in accordance with the Corporation's compliance and information security policies, which are designed to ensure customer data and other information is properly safeguarded;

•Instituted mandatory social distancing policies for those employees not working remotely. Members of branch and operation teams were split into separate teams to provide a higher level of safety for employees and redundancy for key functions across the Corporation. Based upon updated governmental guidelines, the Corporation has reintegrated its branch teams and the majority of its operation teams, while enforcing safe practices for our employees; and

•To ensure the safety of its customers and employees, the Corporation continues to monitor the COVID-19 pandemic closely and update its response plan accordingly.

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

CUSTOMER SUPPORT STRATEGIES AND LOAN PORTFOLIO PROFILE

The Corporation is participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economics Security Act of 2020 (the “CARES Act”) for loans provided under the auspices of the Small Business Administration (“SBA”). Under PPP, the Corporation provides loans primarily to its existing loan and/or deposit customers based on a pre-determined SBA-developed formula intended to incentivize small business owners to continue to employ their employees during the COVID-19 pandemic. Loans provided pursuant to PPP are subject to certain specified rates and processing fees, among other items. As of June 30, 2021, the Corporation had outstanding $145.9 million in PPP loans, or 1,442 PPP loan relationships, at a rate of 1.00% and deferred PPP processing fees of approximately $6.2 million. For the three and six months ended June 30, 2021, the Corporation recognized $1.6 million and $4.4 million in deferred PPP processing fees ("PPP-related fees"), respectively. The outstanding balance of PPP loans at June 30, 2021 is (i) $22.6 million, comprised of 181 loans from the Corporation's participation in the PPP in 2020, and (ii) $123.3 million, or 1,261 loans, from the Corporation’s participation in the PPP in the first six months of 2021.

The Corporation also deferred loan payments for its commercial and consumer customers, as determined on a case-by-case basis by the financial needs of each customer. As of June 30, 2021, loans with deferred loan payment arrangements, totaled $55.6 million, or 1.6% of total loans outstanding, consisting of 12 loans, totaling $45.6 million, for which principal and interest were deferred, and 6 loans, totaling $10.0 million, for which principal only was deferred. The Corporation expects $15.4 million, or 27.7%, of such loans to resume regular contractual payments by the end of the third quarter of 2021, $37.5 million, or 67.4%, of such loans to resume regular contractual payments by the end of 2021 and $2.7 million, or 4.9%, resuming regular contractual payments by the end of the first quarter of 2022. Loan payment deferrals by loan type were as follows:

•Commercial and industrial loans – 10 loans, totaling $17.5 million;
•Commercial real estate loans – 5 loans, totaling $37.4 million; and
•Residential mortgage loans – 3 loans, totaling $695 thousand.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels and Restaurants/Fast Foods industries represent a potentially higher level of credit risk, as many of these customers have incurred a significant, negative impact to their businesses as a result of the pandemic. At June 30, 2021, the Corporation had loan concentrations for these industries as follows:

•Hotels/Motels – $208.7 million, or 6.02% of total loans outstanding, excluding PPP-related loans; and
•Restaurants/Fast Foods – $31.7 million, or 0.91% of total loans outstanding, excluding PPP-related loans.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $737.7 million at June 30, 2021, including additional excess liquidity of $682.9 million held at the Federal Reserve. Cash and cash equivalents totaled $532.7 million at December 31, 2020. The increase in liquidity is primarily the result of the impact of government stimulus initiatives and organic growth in deposits.

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

SECURITIES

Securities available for sale and trading securities totaled $685.1 million and $591.6 million at June 30, 2021 and December 31, 2020, respectively. The Corporation’s objective is to maintain the securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

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

LOANS

The Corporation's total loan portfolio reached $3.5 billion as of June 30, 2021, including $319.1 million at July 17, 2020, related to the acquisition of Bank of Akron, net of fair value adjustments and $139.7 million in PPP loans, net of PPP deferred processing fees (such loans, the "PPP-related loans"). Compared to December 31, 2020, total loans increased approximately $98.1 million. Lending efforts consist principally of commercial and retail lending, which includes single family residential mortgages and other consumer loans. The Corporation views commercial lending as its competitive advantage and continues to focus on this area by hiring and retaining experienced loan officers and supporting them with robust credit analysis.

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

Beginning with the quarter ended December 31, 2020 the Corporation adopted ASU 2016-13, effective January 1, 2020. Although the Corporation's adoption of CECL was effective January 1, 2020, the results from quarters prior to the quarter ended December 31, 2020, were based on the incurred loss methodology and these results have not been restated to reflect the CECL methodology. Results for June 30, 2021 and December 31, 2020 (as reflected in the tables below) are presented based on the CECL methodology.

The following table below presents activity within the allowance account for the six months ended June 30, 2021:

	Beginning Allowance	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$0	$(97)	$124
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	5	(526)	(294)	2,880
Agricultural production and other loans to farmers	24	0	0	0	(12)	12
Commercial and Industrial	6,233	(70)	20	(50)	1,129	7,312
Obligations (other than securities and leases) of states and political subdivisions	998	(250)	0	(250)	1,577	2,325
Other loans	68	0	0	0	49	117
Other construction loans and all land development and other land loans	1,956	0	0	0	408	2,364
Multifamily (5 or more) residential properties	2,724	0	0	0	(410)	2,314
Non-owner occupied, nonfarm nonresidential properties	8,658	0	0	0	1,504	10,162
1-4 Family Construction	82	0	0	0	28	110
Home equity lines of credit	985	0	2	2	42	1,029
Residential Mortgages secured by first liens	4,539	(70)	32	(38)	(103)	4,398
Residential Mortgages secured by junior liens	241	0	0	0	167	408
Other revolving credit plans	507	(23)	5	(18)	(30)	459
Automobile	132	(5)	3	(2)	111	241
Other consumer	2,962	(561)	95	(466)	(94)	2,402
Credit cards	66	(72)	11	(61)	63	68
Overdrafts	244	(191)	79	(112)	51	183
Total loans	$34,340	$(1,773)	$252	$(1,521)	$4,089	$36,908

Loans						$3,469,845
Allowance to loans						1.06%
Allowance to loans, net of PPP-related loans (1)						1.11%
Annualized percentage of net charge-offs during the period to average loans outstanding						0.09%
Nonperforming assets						33,204
Nonperforming % of total assets						0.64%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The following table below presents activity within the allowance account for the year ended December 31, 2020:

	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Initial Allowance on Loans Purchased with Credit Deterioration	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance (After ASC 326 Adoption)
Farmland	$190	$61	$0	$0	$0	$0	$(30)	$221
Owner-occupied, nonfarm nonresidential properties	2,390	(754)	82	(61)	12	(49)	2,031	3,700
Agricultural production and other loans to farmers	25	5	0	0	0	0	(6)	24
Commercial and Industrial	4,105	(631)	216	(2,779)	39	(2,740)	5,283	6,233
Obligations (other than securities and leases) of states and political subdivisions	1,022	(231)	0	0	0	0	207	998
Other loans	41	8	0	0	0	0	19	68
Other construction loans and all land development and other land loans	2,327	780	228	0	125	125	(1,504)	1,956
Multifamily (5 or more) residential properties	1,087	312	24	0	0	0	1,301	2,724
Non-owner occupied, nonfarm nonresidential properties	3,980	2,547	335	(1,522)	52	(1,470)	3,266	8,658
1-4 Family Construction	56	(35)	0	0	0	0	61	82
Home equity lines of credit	180	421	22	(6)	1	(5)	367	985
Residential Mortgages secured by first liens	1,220	1,100	73	(285)	65	(220)	2,366	4,539
Residential Mortgages secured by junior liens	114	135	0	(158)	2	(156)	148	241
Other revolving credit plans	296	378	0	(137)	21	(116)	(51)	507
Automobile	156	(96)	0	(29)	2	(27)	99	132
Other consumer	1,960	1,021	0	(1,513)	130	(1,383)	1,364	2,962
Credit cards	84	(58)	0	(153)	14	(139)	179	66
Overdrafts	240	0	0	(435)	185	(250)	254	244
Total loans	$19,473	$4,963	$980	$(7,078)	$648	$(6,430)	$15,354	$34,340

Loans								$3,371,789
Allowance to loans								1.02%
Allowance to loans, net of PPP-related loans (1)								1.07%
Annualized percentage of net charge-offs during the period to average loans outstanding								0.21%
Nonperforming assets								31,546
Nonperforming % of total assets								0.67%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The following table below presents activity within the allowance account for the six months ended June 30, 2020:

Six months ending June 30, 2020
Balance at beginning of period	$19,473
Charge-offs:
Commercial, industrial and agricultural	(2,648)
Commercial mortgages	0
Residential real estate	(162)
Consumer	(1,005)
Credit cards	(72)
Overdrafts	(214)
(4,101)
Recoveries:
Commercial, industrial and agricultural	25
Commercial mortgages	174
Residential real estate	3
Consumer	81
Credit cards	11
Overdraft deposit accounts	104
398
Net charge-offs	(3,703)
Provision for loan losses	8,759
Balance at end of period	$24,529
Loans, net of unearned	$3,030,171
Allowance to net loans	0.81%
Allowance to loans, net of PPP-related loans (1)	0.87%
Annualized net charge-offs to average loans	0.26%
Nonperforming assets	$30,395
Nonperforming % of total assets	0.68%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The allowance for credit losses measured as a percentage of loans as of June 30, 2021 was 1.06% compared to 1.02% as of December 31, 2020. Total loans at June 30, 2021 and December 31, 2020 include approximately $139.7 million and $155.5 million in PPP-related loans, respectively. Excluding PPP-related loans, the allowance for credit losses measured as a percentage of loans was 1.11% as of June 30, 2021 compared to 1.07% as of December 31, 2020.

The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation.

Management believes the provision for credit losses recorded during the six months ended June 30, 2021, in conjunction with the resultant allowance for credit losses at June 30, 2021, were sufficient to support credit losses expected in its loan portfolio at June 30, 2021.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At June 30, 2021, deposits totaled approximately $4.5 billion, reflecting an increase of approximately $323.0 million, or 7.7%, from total deposits of $4.2 billion at December 31, 2020, primarily as a result of the impact of government stimulus initiatives, coupled with organic growth in number of households.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt, when evaluating funding needs. As of June 30, 2021 and December 31, 2020 there were no borrowings from the FHLB. Additionally, at June 30, 2021, subordinated debt totaled $154.1 million comprised of $133.5 million in subordinated notes and $20.6 million in trust preferred securities. At December 31, 2020, subordinated debt totaled $70.6 million comprised of $50.0 million in subordinated notes and $20.6 million in trust preferred securities.

During the second quarter of 2021, the Corporation sold $85.0 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due 2031 (the “2031 Notes”) to certain eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act, and the provisions of Rule 506 of Regulation D thereunder. The Corporation intends to use the net proceeds to, among other things, redeem its existing $50 million in subordinated indebtedness, which indebtedness is redeemable on or after October 15, 2021. The 2031 Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and received an investment grade rating of BBB- by Kroll Bond Rating Agency.

The 2031 Notes mature in June 2031 and will bear interest (i) at a fixed rate of 3.25% per annum from and including the original issue date to but excluding June 15, 2026 or the earlier redemption date, payable semi-annually in arrears, and (ii) from and excluding the maturity date or earlier redemption date, at the rate per year, reset quarterly, equal to the sum of the then current three-month average Secured Overnight Financing Rate (SOFR), determined on the determination date of the applicable interest period, plus 258 basis points, payable quarterly in arrears. The 2031 Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and received an investment grade rating of BBB- by Kroll Bond Rating Agency

Periodically, the Corporation utilizes borrowings from the FHLB and other lenders as a supplemental strategy to meet funding obligations or match fund certain assets. As part of the Corporation's liquidity management, management continues to focus on maintaining a robust level of short-term and long-term borrowing capacity as an available source of liquidity.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability. Total shareholders’ equity was $429.9 million at June 30, 2021, reflecting an increase of $13.8 million, or 3.3%, from $416.1 million at December 31, 2020, as a result of organic growth in earnings combined with a reduction in treasury stock, partially offset by decreases in additional paid in capital, accumulated other comprehensive income and payment of dividends to our common and preferred shareholders during the six months ended June 30, 2021.

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

As of June 30, 2021, the Corporation’s tangible common equity/tangible assets ratio was 6.42% compared to 6.70% as of December 31, 2020. At June 30, 2021 and December 31, 2020, the Corporation's tangible common equity/tangible assets ratio reflects the impact of the PPP of approximately $139.7 million and $155.5 million in PPP-related loans, respectively, and $682.9 million and $482.5 million in excess liquidity held at the Federal Reserve, respectively. Excluding PPP-related loans and excess liquidity, the Corporation’s tangible common equity/tangible assets ratio of 7.66%, at June 30, 2021, decreased 10 bps from 7.76% at December 31, 2020.

	June 30, 2021	December 31, 2020
Total risk-based capital ratio	16.83%	14.32%
Tier 1 capital ratio	12.00%	11.91%
Common equity tier 1 ratio	9.71%	9.50%
Leverage ratio	8.16%	8.11%
Tangible common equity/tangible assets (1)	6.42%	6.70%
Tangible common equity/tangible assets, net of PPP-related loans and excess liquidity (1)	7.66%	7.76%
Book value per common share	$22.04	$21.29
Tangible book value per common share (1)	$19.42	$18.66

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

At June 30, 2021, the Corporation’s cash position totaled approximately $737.7 million, including excess liquidity of $682.9 million held at the Federal Reserve, reflecting, in management's view, a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the FHLB at June 30, 2021 was approximately $833.1 million.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$53,222	$306,229	$52,073	$266,336
Unused lines of credit	22,878	721,213	24,328	673,919
Standby letters of credit	14,957	1,655	15,301	1,597

The fixed rate loan commitments at June 30, 2021 have interest rates ranging from 1.50% to 18.00% and maturities ranging from six months to 35 years. The fixed rate loan commitments at December 31, 2020 have interest rates ranging from 1.24% to 18.00% and maturities ranging from four months to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business corporations, reported in FHLB and other equity interests on the consolidated balance sheet, as of June 30, 2021 and December 31, 2020 were $12,518 and $11,835, respectively. Unfunded capital commitments in investments in small business corporations totaled $6,982 and $3,665 as of June 30, 2021 and December 31, 2020, respectively.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of June 30, 2021 and December 31, 2020 were $5,637 and $6,015, respectively. The related amortization for the three and six months ended June 30, 2021 was $189 and $378, respectively, and the related amortization for the three and six months ended June 30, 2020 was $170 and $340, respectively.

Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of June 30, 2021 and December 31, 2020 were $2,826 and $3,624, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
JUNE 30, 2021 AND 2020

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

	June 30, 2021			June 30, 2020
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$591,968	1.73%	$2,514	$487,913	2.49%	$2,902
Tax-Exempt (1) (2)	42,876	3.29%	337	54,264	3.42%	446
Equity Securities (1) (2)	7,550	2.71%	51	14,076	5.20%	182
Total securities	642,394	1.84%	2,902	556,253	2.66%	3,530
Loans:
Commercial (2)	1,295,395	4.72%	15,247	1,241,942	4.19%	12,953
Mortgage (2)	2,042,236	4.55%	23,145	1,662,795	4.74%	19,584
Consumer	98,520	9.68%	2,377	95,964	9.56%	2,280
Total loans (3)	3,436,151	4.76%	40,769	3,000,701	4.67%	34,817
Other earning assets	656,115	0.10%	165	346,253	0.10%	88
Total earning assets	4,734,660	3.72%	$43,836	3,903,207	3.98%	$38,435
Non interest-bearing assets:
Cash and due from banks	45,659			40,589
Premises and equipment	78,130			73,743
Other assets	195,865			155,699
Allowance for credit losses	(36,580)			(23,476)
Total non interest-bearing assets	283,074			246,555
TOTAL ASSETS	$5,017,734			$4,149,762
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$975,354	0.20%	$483	$737,903	0.22%	$401
Savings	2,302,496	0.26%	1,473	1,781,282	0.71%	3,159
Time	446,896	1.90%	2,116	411,648	2.32%	2,375
Total interest-bearing deposits	3,724,746	0.44%	4,072	2,930,833	0.81%	5,935
Long-term borrowings and finance lease liabilities	517	4.65%	6	280,675	1.82%	1,267
Subordinated notes and debentures	98,953	4.64%	1,145	70,620	5.31%	933
Total interest-bearing liabilities	3,824,216	0.55%	$5,223	3,282,128	1.00%	$8,135
Demand—non interest-bearing	712,725			488,754
Other liabilities	56,259			56,821
Total liabilities	4,593,200			3,827,703
Shareholders’ equity	424,534			322,059
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,017,734			$4,149,762
Interest income/Earning assets		3.72%	$43,836		3.98%	$38,435
Interest expense/Interest-bearing liabilities		0.55%	5,223		1.00%	8,135
Net interest spread		3.17%	$38,613		2.98%	$30,300
Interest income/Earning assets		3.72%	43,836		3.98%	38,435
Interest expense/Earning assets		0.44%	5,223		0.84%	8,135
Net interest margin		3.28%	$38,613		3.14%	$30,300

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
JUNE 30, 2021 AND 2020

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

	June 30, 2021			June 30, 2020
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$576,999	1.79%	$5,027	$489,644	2.69%	$6,353
Tax-Exempt (1) (2)	44,015	3.70%	773	63,124	3.38%	1,027
Equity Securities (1) (2)	7,475	5.72%	212	13,742	6.19%	423
Total securities	628,489	1.97%	6,012	566,510	2.86%	7,803
Loans:
Commercial (2)	1,281,664	4.93%	31,323	1,153,728	4.55%	26,132
Mortgage (2)	2,031,100	4.57%	46,042	1,653,887	4.81%	39,573
Consumer	98,535	9.75%	4,764	101,579	9.57%	4,834
Total loans (3)	3,411,299	4.86%	82,129	2,909,194	4.88%	70,539
Other earning assets	582,511	0.11%	313	228,431	0.46%	517
Total earning assets	4,622,299	3.87%	$88,454	3,704,135	4.30%	$78,859
Non interest-bearing assets:
Cash and due from banks	46,091			38,207
Premises and equipment	78,427			73,578
Other assets	189,216			153,199
Allowance for credit losses	(35,905)			(21,501)
Total non interest-bearing assets	277,829			243,483
TOTAL ASSETS	$4,900,128			$3,947,618
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$941,016	0.20%	$921	$662,199	0.29%	$939
Savings	2,251,818	0.26%	2,942	1,740,102	0.95%	8,180
Time	459,863	1.97%	4,489	418,223	2.27%	4,721
Total interest-bearing deposits	3,652,697	0.46%	8,352	2,820,524	0.99%	13,840
Long-term borrowings and finance lease liabilities	527	4.59%	12	253,651	1.98%	2,494
Subordinated notes and debentures	84,787	4.85%	2,033	70,620	5.40%	1,897
Total interest-bearing liabilities	3,738,011	0.56%	$10,397	3,144,795	1.17%	$18,231
Demand—non interest-bearing	682,649			429,296
Other liabilities	56,996			55,940
Total liabilities	4,477,656			3,630,031
Shareholders’ equity	422,472			317,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,900,128			$3,947,618
Interest income/Earning assets		3.87%	$88,454		4.30%	$78,859
Interest expense/Interest-bearing liabilities		0.56%	10,397		1.17%	18,231
Net interest spread		3.31%	$78,057		3.13%	$60,628
Interest income/Earning assets		3.87%	88,454		4.30%	78,859
Interest expense/Earning assets		0.45%	10,397		0.99%	18,231
Net interest margin		3.42%	$78,057		3.31%	$60,628

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 and 2020

OVERVIEW

The Corporation’s operating results for the three months ended June 30, 2021 were impacted by the COVID-19 pandemic. In an effort to proactively support the U.S. economy, the Federal Reserve cut its interest rates by 150 basis points in March 2020, which had an impact on the Corporation’s net interest margin and net interest income for the quarter. In addition, in an effort to quantify the potential impact of the COVID-19 pandemic on its loan portfolio, the Corporation implemented a qualitative factor specifically related to the pandemic as described in more detail below.

The second quarter of 2021 reported earnings per diluted shares of $0.76, an increase of 40.7% from the second quarter of 2020 primarily as a result of a wider net interest margin, coupled with stable credit quality and well-controlled operating efficiency.

Net income was $14.0 million, or $0.76 per diluted common share, for the quarter ended June 30, 2021, as compared to $8.2 million, or $0.54 per diluted common share, for the same period in 2020, reflecting increases of $5.7 million, or 69.7%, and $0.22 per diluted share, or 40.7%, respectively.

Provision for credit losses was $2.0 million for the three months ended June 30, 2021 compared to $5.7 million for the three months ended June 30, 2020. The second quarter of 2020 included a provision for credit losses expense of approximately $2.5 million resulting from a specific loan loss reserve related to a secured commercial and industrial loan relationship. The second quarter of 2021 provision for credit losses reflects a reserve requirement resulting from growth in the Corporation's loan portfolio during the second quarter of 2021, coupled with quantitative and qualitative analysis, the impact of net charge-offs and continued uncertainty within the economic environment.

PPNR income was $19.2 million for the three months ended June 30, 2021, as compared to $15.7 million for the three months ended June 30, 2020, reflecting an increase of $3.5 million, or 22.4%.

Total revenue (comprised of net interest income plus non-interest income) was $46.2 million for the three months ended June 30, 2021, reflecting an increase of $8.3 million, or 21.8%, from the three months ended June 30, 2020, primarily as a result of growth in average earning assets of approximately $831.5 million, or 21.3%, coupled with an increase of 14 basis points in net interest margin during the same period.

Total non-interest expense was $27.0 million for the three months ended June 30, 2021, an increase of $4.8 million, or 21.5%, from the three months ended June 30, 2020. In addition to the acquisition of Bank of Akron, the second quarter of 2021 included expenses related to hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo. Also, the second quarter of 2021 included investments in technology aimed at enhancing customer experience.

Annualized return on average equity for the three months ended June 30, 2021 was 13.22% compared to 10.30% for the three months ended June 30, 2020. Annualized return on average common equity was 14.12% for the three months ended June 30, 2021 compared to 10.30% for the three months ended June 30, 2020. Annualized return on average tangible common equity of 16.06% for the three months ended June 30, 2021, increased 435 basis points from 11.71% for the three months ended June 30, 2020. Efficiency ratio was 57.91% for the three months ended June 30, 2021, compared to 57.76% for the comparable period in 2020. The increases in the Corporation’s performance metrics from June 30, 2020 to June 30, 2021 were primarily due to growth in average earning assets, an increase in net interest margin, and a well-controlled level of operating efficiency.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income of $38.3 million for the three months ended June 30, 2021, an increase of $8.4 million, or 27.9%, from the three months ended June 30, 2020, primarily as a result of growth in average earning assets and a 14-basis point increase in net interest margin for the same period. The three months ended June 30, 2021 included PPP-related fees totaling approximately $1.6 million, compared to zero for the three months ended June 30, 2020.

Net interest margin on a fully tax-equivalent basis was 3.28% and 3.14% for the three months ended June 30, 2021 and 2020, respectively. The yield on earning assets of 3.72% for the three months ended June 30, 2021 decreased 26 basis points from 3.98% for the three months ended June 30, 2020, primarily as a result of the lower interest rate environment. The cost of interest-bearing liabilities decreased 45 basis points from 1.00% for the three months ended June 30, 2020 to 0.55% for the three months ended June 30, 2021, primarily as a result of the Corporation’s targeted deposit rate reductions and the repayment of the Corporation's remaining FHLB borrowings in the fourth quarter of 2020.

NON-INTEREST INCOME

Total non-interest income was $7.9 million for the three months ended June 30, 2021, a decrease of $92 thousand, or 1.2%, from the same period in 2020. Included in non-interest income for the three months ended June 30, 2020 was $2.2 million in net realized gains on available for sale securities. Excluding the impact of the realized gains on available for sale securities, total non-interest income of $7.9 million for the quarter ended June 30, 2021 increased $2.1 million, or 36.4%, from the same period in 2020. During the three months ended June 30, 2021, Wealth and Asset Management fees increased $391 thousand, or 28.5%, compared to the three months ended June 30, 2020. Other significant improvements during the three months ended June 30, 2021, included service charges on deposits and card processing and interchange income, resulting from increased business activity.

NON-INTEREST EXPENSES

For the three months ended June 30, 2021, total non-interest expense was $27.0 million, reflecting an increase of $4.8 million, or 21.5%, from the three months ended June 30, 2020. In addition to the acquisition of Bank of Akron, the second quarter of 2021 included the expenses related to hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo. Also, the second quarter of 2021 included investments in technology aimed at enhancing customer experience. Accordingly, the efficiency ratio was 57.91% for the three months ended June 30, 2021, compared to 57.76% during the comparable period in 2020.

INCOME TAX EXPENSE

Income tax expense was $3.2 million for the three months ended June 30, 2021 an increase of $1.5 million, or 83.9%, from the three months ended June 30, 2020. Our effective tax rate was 18.8% for the three months ended June 30, 2021, compared to 17.6% for the three months ended June 30, 2020. The increase in the effective tax rate was primarily attributable to a higher percentage of pre-tax net income in the second quarter of 2021 that is not tax-exempt than was recorded in the second quarter of 2020. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2021 and 2020 primarily due to our tax-exempt income from securities and loans, as well as earnings from bank owned life insurance.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 and 2020

OVERVIEW

The Corporation’s operating results for the six months ended June 30, 2021 were impacted by the COVID-19 pandemic, as discussed in more detail above in "Results of Operations - Three Months Ended June 30, 2021 and 2020."

Net income was $28.2 million, or $1.54 per diluted common share, for the six months ended June 30, 2021, compared to $17.1 million, or $1.11 per diluted share, for the same period in 2020, reflecting increases of $11.1 million, or 65.1%, and $0.43 per diluted share, or 38.7%, respectively. Included in net income for the six months ended June 30, 2020 was $422 thousand, or $0.03 per diluted share, in merger costs.

Provision for credit losses of $4.1 million for the first six months of 2021 decreased $4.7 million, or 53.3%, from the comparable period in 2020. The provision for credit losses for the six months ended June 30, 2020 included (i) a provision expense of approximately $2.6 million related to a specific loan loss reserve for a loan relationship moved to non-accrual at December 31, 2019, combined with (ii) a new qualitative factor specifically related to the ongoing COVID-19 pandemic of approximately $909 thousand, (iii) adjustments to the qualitative factors to reflect the Corporation's outlook on unemployment and the economy, partially offset by (iv) a lower allowance requirement as a result of lower growth in total loans compared to historical levels. The six months ended June 30, 2021 provision for credit losses reflects a reserve requirement resulting from growth in the Corporation's loan portfolio coupled with quantitative and qualitative analysis, the impact of net charge-offs and continued uncertainty within the economic environment. Net charge-offs in the first six months of 2021 and 2020 were $1.5 million and $3.7 million, respectively. Net charge-offs of the Bank totaled $1.1 million and $2.8 million during the six months ended June 30, 2021 and 2020, or 0.06% and 0.20%, respectively, of average Bank loans.

PPNR income was $38.8 million for the six months ended June 30, 2021, as compared to $29.3 million for the six months ended June 30, 2020, reflecting an increase of $9.4 million, or 32.2%.

Total revenue (comprised of net interest income plus non-interest income) was $93.5 million for the six months ended June 30, 2021, an increase of $20.3 million, or 27.7%, from the six months ended June 30, 2020, primarily as a result of growth in average earning assets of approximately $918.2 million or 24.8%, and an increase of 11 basis points in net interest margin during the same period.

Total non-interest expense was $54.8 million, for the six months ended June 30, 2021, an increase of $10.8 million, or 24.6%, from the six months ended June 30, 2020. In addition to the acquisition of Bank of Akron, the first six months of 2021 included the effects of hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo. Also, the first six months of 2021 included a market value appreciation in the Corporation’s deferred compensation plans as well, as investments in technology aimed at enhancing customer experience.

Annualized return on average equity for the six months ended June 30, 2021 was 13.45% compared to 10.80% for the six months ended June 30, 2020. Annualized return on average common equity was 14.39% for the six months ended June 30, 2021, compared to 10.80% for the six months ended June 30, 2020. Annualized return on average tangible common equity was 16.38% and 12.31% for the same periods in 2021 and 2020, respectively. Efficiency ratio was 58.04% for the six months ended June 30, 2020 compared to 59.01% for the comparable period in 2020.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $77.4 million for the six months ended June 30, 2021, an increase of $17.5 million, or 29.2%, from the six months ended June 30, 2020, primarily as a result of growth in average earning assets and a 11 basis point increase in net interest margin for the same period. The six months ended June 30, 2021 included PPP-related fees totaling approximately $4.4 million, compared to zero for the six months ended June 30, 2020.

Net interest margin on a fully tax-equivalent basis was 3.42% and 3.31% for the six months ended June 30, 2021 and 2020, respectively. The yield on earning assets of 3.87% for the six months ended June 30, 2021 decreased 43 basis points from 4.30% for the six months ended June 30, 2020, primarily as a result of the lower interest rate environment. The cost of interest-bearing liabilities decreased 61 basis points from 1.17% for the six months ended June 30, 2020 to 0.56% for the six months ended June 30, 2021, primarily as a result of the Corporation’s targeted deposit rate reductions and the repayment of the Corporation's remaining FHLB borrowings in the fourth quarter of 2020.

NON-INTEREST INCOME

Total non-interest income was $16.1 million for the six months ended June 30, 2021, an increase of $2.8 million, or 20.9%, from the same period in 2020. Included in non-interest income for the six months ended June 30, 2020 was $2.2 million in net realized gains on available for sale securities. Excluding the impact of the net realized gains on available for sale securities, total non-interest income of $16.1 million for the six months June 30, 2021 increased $5.0 million, or 44.7%, from the same period in 2020, partially driven by growth in Wealth and Asset Management fees, as assets under management increased by $134.3 million, or 12.4%, from June 30, 2020, to $1.2 billion as of June 30, 2021. Other significant factors included mortgage banking, card processing and interchange income from increased business activity as well as an increase in net realized and unrealized gains on trading securities.

NON-INTEREST EXPENSES

For the six months ended June 30, 2021, total non-interest expense was $54.8 million, an increase of $10.8 million, or 24.6%, from the six months ended June 30, 2020. In addition to the acquisition of Bank of Akron, the first six months of 2021 included the effects of hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo. Also, the first six months of 2021 included a market value appreciation in the Corporation’s deferred compensation plans, as well, as investments in technology aimed at enhancing customer experience.

INCOME TAX EXPENSE

Income tax expense was $6.5 million for the six months ended June 30, 2021 an increase of $3.0 million, or 86.3%, from the six months ended June 30, 2020. Our effective tax rate was 18.7% for the six months ended June 30, 2021 compared to 17.0% for the six months ended June 30, 2020. The increase in the effective tax rate is primarily attributable to a higher percentage of pre-tax net income in the six months ended June 30, 2021 that is not tax-exempt than was recorded in the comparable period in 2020. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at June 30, 2021 and 2020 primarily due to our tax-exempt income from securities and loans, as well as earnings from bank owned life insurance.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	June 30,	December 31,
	2021	2020
Calculation of tangible book value per share and tangible common equity/tangible assets:
Shareholders' equity	$429,949	$416,137
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	511	567
Tangible common equity	$327,904	$314,036

Total assets	$5,149,818	$4,729,399
Less: goodwill	43,749	43,749
Less: core deposit intangible	511	567
Tangible assets	$5,105,558	$4,685,083

Ending shares outstanding	16,884,519	16,833,008

Tangible book value per common share	$19.42	$18.66
Tangible common equity/Tangible assets	6.42%	6.70%

Calculation of tangible common equity/tangible assets, net of PPP-related loans and excess liquidity at the Federal Reserve:
Additional paid in capital	$126,875	$127,518
Retained earnings	239,017	218,727
Treasury stock	(1,672)	(2,967)
Accumulated other comprehensive income	7,944	15,074
Less: goodwill	43,749	43,749
Less: core deposit intangible	511	567
Tangible common equity	$327,904	$314,036

Tangible assets	$5,105,558	$4,685,083
Less: PPP-related loans	139,653	155,529
Less: Excess liquidity at the Federal Reserve	682,868	482,503
Adjusted tangible assets	$4,283,037	$4,047,051

Adjusted tangible common equity/tangible assets	7.66%	7.76%

	(unaudited)		(unaudited)
	June 30,	December 31,	June 30,
	2021	2020	2020
Calculation of allowance / loans, net of PPP-related loans:
Total allowance for credit losses (2)	$36,908	$34,340	$24,529

Total loans net of unearned income	$3,469,845	$3,371,789	$3,030,171
Less: PPP-related loans	139,653	155,529	217,007
Adjusted total loans, net of unearned income, PPP-related loans (non-GAAP)	$3,330,192	$3,216,260	$2,813,164

Adjusted allowance / loans, net of PPP-related loans (non-GAAP) (2)	1.11%	1.07%	0.87%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$43,836	$38,435	$88,454	$78,859
Interest expense (fully tax equivalent basis) (non-GAAP)	5,223	8,135	10,397	18,231
Net interest income (fully tax equivalent basis) (non-GAAP)	$38,613	$30,300	$78,057	$60,628

Average total earning assets	$4,734,660	$3,903,207	$4,622,299	$3,704,135
Less: average mark to market adjustment on investments	9,238	21,665	13,246	16,936
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,725,422	$3,881,542	$4,609,053	$3,687,199

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.28%	3.14%	3.42%	3.31%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Calculation of efficiency ratio:
Non-interest expense	$26,965	$22,199	$54,769	$43,941
Less: core deposit intangible amortization	28	69	56	152
Adjusted non-interest expense (non-GAAP)	$26,937	$22,130	$54,713	$43,789

Non-interest income	$7,857	$7,949	$16,096	$13,313

Net interest income	$38,305	$29,938	$77,426	$59,932
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,221	1,440	2,525	2,976
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	1,576	1,868	3,265	3,938
Adjusted net interest income (non-GAAP)	38,660	30,366	78,166	60,894
Adjusted net revenue (non-GAAP) (tax-equivalent)	$46,517	$38,315	$94,262	$74,207
Efficiency ratio	57.91%	57.76%	58.04%	59.01%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Calculation of PPNR:
Net interest income	$38,305	$29,938	$77,426	$59,932
Add: Non-interest income	7,857	7,949	16,096	13,313
Less: Non-interest expense	26,965	22,199	54,769	43,941
PPNR (non-GAAP) (1)	$19,197	$15,688	$38,753	$29,304

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Calculation of return on average tangible common equity:
Net income available to common stockholders	$12,915	$8,246	$26,021	$17,059
Average tangible common shareholders' equity	322,471	283,280	320,395	278,767
Return on average tangible common equity (non-GAAP) (annualized)	16.06%	11.71%	16.38%	12.31%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Calculation of non-interest income excluding net realized gains on available-for-sale securities:
Non-interest income	$7,857	$7,949	$16,096	$13,313
Less: net realized gains on available-for-sale securities	0	2,190	0	2,190
Adjusted non-interest income	$7,857	$5,759	$16,096	$11,123

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

June 30, 2021
Change in Basis Points	% Change in Net Interest Income
400	26.0%
300	19.0%
200	13.0%
100	6.5%
(100)	(7.3)%
(200)	(12.1)%

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2021	0	$0	0	183,131
May 1 – 31, 2021	0	0	0	183,131
June 1 – 30, 2021	0	0	0	183,131

(1)The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of June 30, 2021, there were 183,131 shares remaining in the program.

Additionally, during the quarter ended June 30, 2021, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 3, 2021)

10.1
Form of Subordinated Note Purchase Agreement, dated June 3, 2021, by and among CNB Financial Corporation and the Purchasers identified therein (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 3, 2021)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 5, 2021	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 5, 2021	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)