Form 10-Q
period 2021-09-30
CNB FINANCIAL CORP/PA
filed 2021-11-04
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of November 2, 2021:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,892,537 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)	(audited)
	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$49,897	$44,368
Interest bearing deposits with other banks	687,153	488,326
Total cash and cash equivalents	737,050	532,694
Debt securities available for sale, at fair value (amortized cost of $727,205 and $565,493 as of September 30, 2021 and December 31, 2020, respectively)	732,793	584,908
Trading securities	9,941	6,649
Loans held for sale	3,415	8,514
Loans	3,511,125	3,371,789
Less: allowance for credit losses	(37,230)	(34,340)
Net loans	3,473,895	3,337,449
FHLB, other equity, and restricted equity interests	22,259	21,018
Premises and equipment, net	61,284	60,064
Operating lease assets	19,652	18,407
Bank owned life insurance	99,083	76,471
Mortgage servicing rights	1,661	1,527
Goodwill	43,749	43,749
Core deposit intangible	485	567
Accrued interest receivable and other assets	41,019	37,382
Total Assets	$5,246,286	$4,729,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing demand deposits	$774,851	$627,114
Interest bearing demand deposits	1,031,488	951,903
Savings	2,350,266	2,126,183
Certificates of deposit	437,023	476,544
Total deposits	4,593,628	4,181,744
Subordinated notes and debentures	154,212	70,620
Operating lease liabilities	20,847	19,449
Accrued interest payable and other liabilities	39,910	41,449
Total liabilities	4,808,597	4,313,262
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; authorized 60,375 shares; issued 60,375 shares at September 30, 2021 and December 31, 2020, respectively	57,785	57,785
Common stock, $0 par value; authorized 50,000,000 shares; issued 16,978,057 shares at September 30, 2021 and December 31, 2020, respectively	0	0
Additional paid in capital	127,124	127,518
Retained earnings	249,978	218,727
Treasury stock, at cost (88,363 and 145,049 shares for September 30, 2021 and December 31, 2020, respectively)	(1,535)	(2,967)
Accumulated other comprehensive income (loss)	4,337	15,074
Total shareholders’ equity	437,689	416,137
Total Liabilities and Shareholders’ Equity	$5,246,286	$4,729,399

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans including fees	$42,020	$39,034	$123,693	$109,106
Securities:
Taxable	3,125	2,857	8,465	9,727
Tax-exempt	268	303	889	1,143
Dividends	35	162	224	543
Total interest and dividend income	45,448	42,356	133,271	120,519
INTEREST EXPENSE:
Deposits	3,433	5,578	11,785	19,418
Borrowed funds and finance lease liabilities	6	1,172	18	3,666
Subordinated notes and debentures (includes $73, $68, $204 and $154 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,714	942	3,747	2,839
Total interest expense	5,153	7,692	15,550	25,923
NET INTEREST INCOME	40,295	34,664	117,721	94,596
PROVISION FOR CREDIT LOSS EXPENSE	1,100	3,306	5,189	12,065
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	39,195	31,358	112,532	82,531
NON-INTEREST INCOME:
Service charges on deposit accounts	1,595	1,201	4,389	3,652
Other service charges and fees	614	652	1,705	1,848
Wealth and asset management fees	1,734	1,414	5,021	4,081
Net realized gains on available-for-sale securities (includes $0, $0, $0 and $2,190 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	0	0	2,190
Net realized and unrealized gains (losses) on trading securities	7	202	477	(80)
Mortgage banking	844	1,089	2,615	2,090
Bank owned life insurance	558	425	2,002	1,290
Card processing and interchange income	1,958	1,606	5,871	4,059
Other	1,104	189	2,430	961
Total non-interest income	8,414	6,778	24,510	20,091
NON-INTEREST EXPENSES:
Salaries and benefits	15,351	12,508	43,442	34,578
Net occupancy expense	2,950	2,870	9,154	8,942
Amortization of core deposit intangible	26	26	82	178
Technology expense	2,894	1,475	8,452	4,024
State and local taxes	1,050	925	3,096	2,409
Legal, professional, and examination fees	735	602	2,785	1,927
Advertising	488	600	1,318	1,410
FDIC insurance premiums	647	726	1,820	1,966
Card processing and interchange expenses	728	804	2,816	2,192
Merger costs, prepayment penalties and branch closure costs	0	4,673	0	5,207
Other	4,330	3,159	11,003	9,476
Total non-interest expenses	29,199	28,368	83,968	72,309
INCOME BEFORE INCOME TAXES	18,410	9,768	53,074	30,313
INCOME TAX EXPENSE (includes $(15), $(14), $(43) and $428 income tax expense from reclassification items, respectively)	3,503	1,983	9,996	5,469
NET INCOME	14,907	7,785	43,078	24,844
PREFERRED STOCK DIVIDENDS	1,076	0	3,226	0
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	13,831	7,785	39,852	24,844

EARNINGS PER COMMON SHARE:
Basic	$0.82	$0.47	$2.36	$1.57
Diluted	$0.82	$0.47	$2.36	$1.57
DIVIDENDS PER COMMON SHARE:
Cash dividends per share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
NET INCOME	$14,907	$7,785	$43,078	$24,844
Other comprehensive income (loss), net of tax:
Net change in fair value of interest rate swap agreements designated as cash flow hedges:
Unrealized gain (loss) on interest rate swaps, net of tax $1, $(1), $(7) and $105, respectively	(5)	2	26	(399)
Reclassification adjustment for losses recognized in earnings, net of tax $(15), $(14), $(43) and $(32), respectively	58	54	161	122
	53	56	187	(277)
Net change in unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax of $970, $272, $2,903 and $(2,843), respectively	(3,660)	(1,015)	(10,924)	10,707
Reclassification adjustment for realized gains included in net income, net of tax of $0, $0, $0 and $460, respectively	0	0	0	(1,730)
	(3,660)	(1,015)	(10,924)	8,977
Other comprehensive income (loss)	(3,607)	(959)	(10,737)	8,700
COMPREHENSIVE INCOME	$11,300	$6,826	$32,341	$33,544

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,078	$24,844
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	5,189	12,065
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	5,075	4,433
Amortization (accretion) of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,251)	(1,390)
Net amortization of deferred costs on borrowings	101	0
Accretion of deferred PPP processing fees	(6,817)	(683)
Net realized gains on sales of available-for-sale securities	0	(2,190)
Net realized and unrealized (gains) losses on trading securities	(477)	80
Gain on sale of loans	(2,315)	(1,801)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	245	1,101
Proceeds from sale of loans	67,739	63,517
Origination of loans held for sale	(69,311)	(64,447)
Income on bank owned life insurance	(1,548)	(1,290)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(454)	0
Stock-based compensation expense	1,124	1,123
Stock-based contribution expense	75	0
Changes in:
Accrued interest receivable and other assets	(2,870)	(7,771)
Accrued interest payable, lease liabilities, and other liabilities	1,070	(8,182)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,653	19,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	124,140	112,683
Proceeds from sales of available-for-sale securities	0	57,185
Purchase of available-for-sale securities	(290,130)	(170,571)
Proceeds from sale of trading securities	0	5,935
Purchase of trading securities	(292)	(2,370)
Proceeds from loans held for sale previously classified as portfolio loans	1,627	0
Loan origination and payments, net	(126,411)	(224,448)
Purchase of BOLI	(22,000)	0
Proceeds from death benefit of BOLI policies	1,390	0
Net cash from business combinations	0	72,852
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(1,241)	1,471
Purchase of premises and equipment	(5,358)	(3,784)
Proceeds from the sale of premises and equipment and foreclosed assets	591	680
NET CASH USED BY INVESTING ACTIVITIES	(317,684)	(150,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	451,405	540,588
Certificates of deposit	(39,521)	(39,686)
Purchase of treasury stock	(161)	(1,306)
Cash dividends paid, common stock	(8,601)	(8,108)
Cash dividends paid, preferred stock	(3,226)	0
Proceeds from common stock offering, net of issuance costs	0	3,257
Proceeds from preferred stock offering, net of issuance costs	0	57,760
Proceeds from issuance of subordinated notes, net of issuance costs	83,491	0
Repayment of long-term borrowings	0	(290,565)
Proceeds from long-term borrowings	0	231,985
NET CASH PROVIDED BY FINANCING ACTIVITIES	483,387	493,925
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,356	362,967
CASH AND CASH EQUIVALENTS, Beginning	532,694	192,974
CASH AND CASH EQUIVALENTS, Ending	$737,050	$555,941

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,296	$26,006
Income taxes	9,846	5,124
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$1,450	$274
Transfers from loans held for sale to loans held for investment	9,335	0
Transfers from loans held for investment to loans held for sale	2,484	0
Grant of restricted stock awards from treasury stock	1,285	934
Grant of performance based restricted stock awards from treasury stock	262	217
Contribution of stock from treasury stock	81	0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, July 1, 2021	$57,785	$126,875	$239,017	$(1,672)	$7,944	$429,949
Net income			14,907			14,907
Other comprehensive loss					(3,607)	(3,607)
Restricted stock award grants (2,203 shares)		(57)		57		0
Stock-based compensation expense		312				312
Contribution of treasury stock (3,000 shares)		(81)		81		0
Stock-based contribution expense		75				75
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (28 shares)				(1)		(1)
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.17 per common share)			(2,870)			(2,870)
Balance, September 30, 2021	$57,785	$127,124	$249,978	$(1,535)	$4,337	$437,689

Balance, July 1, 2020	$0	$102,374	$213,327	$(2,027)	$16,598	$330,272
Net income			7,785			7,785
Other comprehensive loss					(959)	(959)
Restricted stock award grants (1,808 shares)		(42)		42		0
Stock-based compensation expense		288				288
Issuance of common stock, net of issuance costs (0 shares)		(56)				(56)
Purchase of treasury stock (66,000 shares)				(981)		(981)
Issuance of preferred equity, net of issuance costs	57,760					57,760
Acquisition of Bank of Akron		24,667				24,667
Cash dividends declared ($0.17 per common share)			(2,873)			(2,873)
Balance, September 30, 2020	$57,760	$127,231	$218,239	$(2,966)	$15,639	$415,903

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income			43,078			43,078
Other comprehensive loss					(10,737)	(10,737)
Forfeiture of restricted stock award grants (1,578 shares)		35		(35)		0
Restricted stock award grants (52,309 shares)		(1,285)		1,285		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		1,124				1,124
Contribution of treasury stock (3,000 shares)		(81)		81		0
Stock-based contribution expense		75				75
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,691 shares)				(141)		(141)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.51 per common share)			(8,601)			(8,601)
Balance, September 30, 2021	$57,785	$127,124	$249,978	$(1,535)	$4,337	$437,689

Balance, January 1, 2020	$0	$99,335	$201,503	$(2,811)	$6,939	$304,966
Net income			24,844			24,844
Other comprehensive income					8,700	8,700
Restricted stock award grants (36,968 shares)		(934)		934		0
Performance based restricted stock award grants (8,351 shares)		(217)		217		0
Stock-based compensation expense		1,123				1,123
Issuance of common stock, net of issuance costs (115,790 shares)		3,257				3,257
Purchase of treasury stock (66,000 shares)				(981)		(981)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,267 shares)				(212)		(212)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)				(113)		(113)
Issuance of preferred equity, net of issuance costs	57,760					57,760
Acquisition of Bank of Akron		24,667				24,667
Cash dividends declared ($0.51 per common share)			(8,108)			(8,108)
Balance, September 30, 2020	$57,760	$127,231	$218,239	$(2,966)	$15,639	$415,903

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

In the opinion of management of the registrant, the accompanying consolidated financial statements as of September 30, 2021 and for the three month period ended September 30, 2021 and 2020 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for CNB Financial Corporation (the "Corporation") for the three month and nine months ended September 30, 2021 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2020 (the "2020 Form 10-K"). All dollar amounts are stated in thousands, except share and per share data and other amounts as indicated. Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

Bank of Akron's results of operations were included in the Corporation's results of operations beginning July 17, 2020. The Corporation incurred no merger-related expenses during the three and nine months ended September 30, 2021 and $3.4 million and $3.9 million of merger-related expenses during the three and nine months ended September 30, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors.

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

The calculation of goodwill is subject to change for up to one year after the closing date of transaction as additional information relative to the closing date estimates and uncertainties becomes available. There were no adjustments recorded to goodwill or closing date fair values subsequent to December 31, 2020 and the measurement period closed in July 2021.

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

4.    SECURITIES

Securities available for sale at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021				December 31, 2020
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$147,445	$4,301	$(1,170)	$150,576	$150,404	$6,698	$(60)	$157,042
State & political subdivisions	107,856	2,194	(1,219)	108,831	67,819	3,186	(122)	70,883
Residential & multi-family mortgage	427,675	5,765	(4,631)	428,809	306,054	9,276	(138)	315,192
Corporate notes & bonds	23,426	92	(279)	23,239	15,221	105	(400)	14,926
Pooled SBA	20,803	546	(11)	21,338	24,975	912	(1)	25,886
Other	0	0	0	0	1,020	0	(41)	979
Total	$727,205	$12,898	$(7,310)	$732,793	$565,493	$20,177	$(762)	$584,908

The following is a schedule of the contractual maturity of securities available for sale at September 30, 2021:

	Amortized Cost	Fair Value
1 year or less	$27,799	$27,993
1 year – 5 years	101,918	104,449
5 years – 10 years	139,493	140,640
After 10 years	9,517	9,564
	278,727	282,646
Residential & multi-family mortgage	427,675	428,809
Pooled SBA	20,803	21,338
Total debt securities	$727,205	$732,793

Mortgage and asset backed securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

Information pertaining to security sales on available for sale securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2021	$0	$0	$0
Three months ended September 30, 2020	$0	$0	$0
Nine months ended September 30, 2021	$0	$0	$0
Nine months ended September 30, 2020	$57,185	$2,257	$67

The tax provision related to these net realized gains was $0 for the three and nine months ended September 30, 2021 and $0 and $460 during the three and nine months ended September 30, 2020, respectively.

On September 30, 2021 and December 31, 2020, securities carried at $437,547 and $453,407, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

Securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2021

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$42,009	$(849)	$19,722	$(321)	$61,731	$(1,170)
State & political subdivisions	47,042	(1,102)	2,136	(117)	49,178	(1,219)
Residential & multi-family mortgage	231,371	(4,081)	19,024	(550)	250,395	(4,631)
Corporate notes & bonds	3,164	(102)	3,823	(177)	6,987	(279)
Pooled SBA	2,461	(11)	162	0	2,623	(11)
	$326,047	$(6,145)	$44,867	$(1,165)	$370,914	$(7,310)

December 31, 2020

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$24,991	$(60)	0	0	$24,991	$(60)
State & political subdivisions	3,854	(19)	164	(103)	4,018	(122)
Residential & multi-family mortgage	44,092	(119)	3,277	(19)	47,369	(138)
Corporate notes & bonds	0	0	4,545	(400)	4,545	(400)
Pooled SBA	525	(1)	0	0	525	(1)
Other	0	0	979	(41)	979	(41)
	$73,462	$(199)	$8,965	$(563)	$82,427	$(762)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At September 30, 2021 and December 31, 2020, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at September 30, 2021 and December 31, 2020 to be temporary.

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

As of September 30, 2021 and December 31, 2020, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:

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

Trading securities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Corporate equity securities	$6,451	$4,343
Mutual funds	2,607	1,283
Certificates of deposit	296	404
Corporate notes and bonds	587	569
U.S. Government sponsored entities	0	50
Total	$9,941	$6,649

5.    LOANS

Total net loans at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Farmland	$23,417	0.7%	$23,316	0.7%
Owner-occupied, nonfarm nonresidential properties	421,439	12.0%	407,924	12.1%
Agricultural production and other loans to farmers	1,387	0.0%	2,664	0.1%
Commercial and Industrial [1]	663,769	18.9%	663,550	19.7%
Obligations (other than securities and leases) of states and political subdivisions	139,253	4.0%	132,818	3.9%
Other loans	12,087	0.3%	11,961	0.4%
Other construction loans and all land development and other land loans	280,262	8.0%	205,734	6.1%
Multifamily (5 or more) residential properties	213,906	6.1%	212,815	6.3%
Non-owner occupied, nonfarm nonresidential properties	645,951	18.4%	640,945	19.0%
1-4 Family Construction	31,775	0.9%	27,768	0.8%
Home equity lines of credit	107,225	3.1%	109,444	3.2%
Residential Mortgages secured by first liens	810,190	23.1%	777,030	23.0%
Residential Mortgages secured by junior liens	57,342	1.6%	53,726	1.6%
Other revolving credit plans	26,226	0.7%	25,507	0.8%
Automobile	22,311	0.6%	25,344	0.8%
Other consumer	45,003	1.3%	42,792	1.3%
Credit cards	9,313	0.3%	8,115	0.2%
Overdrafts	269	0.0%	336	0.0%
Total loans	$3,511,125	100.0%	$3,371,789	100.0%
Less: Allowance for credit losses	(37,230)		(34,340)
Loans, net	$3,473,895		$3,337,449

Net deferred loan origination fees (costs) included in the above loan table	$7,872		$8,789

1 PPP loans, net of deferred PPP processing fees, both those disbursed in 2020 and those disbursed in 2021, are included in the Commercial and Industrial classification.

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

PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no required allowance for credit losses was recorded against the PPP loans, net of deferred PPP processing fees, outstanding of $85,354 and $222,972 as of September 30, 2021 and 2020, respectively.

Transactions in the allowance for credit losses for the three months ended September 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$124	$0	$0	$(26)	$98
Owner-occupied, nonfarm nonresidential properties	2,880	0	3	154	3,037
Agricultural production and other loans to farmers	12	0	0	(5)	7
Commercial and Industrial	7,312	(23)	52	989	8,330
Obligations (other than securities and leases) of states and political subdivisions	2,325	(157)	0	(289)	1,879
Other loans	117	0	0	(15)	102
Other construction loans and all land development and other land loans	2,364	(282)	0	287	2,369
Multifamily (5 or more) residential properties	2,314	0	0	(219)	2,095
Non-owner occupied, nonfarm nonresidential properties	10,162	(18)	0	(2,865)	7,279
1-4 Family Construction	110	0	0	116	226
Home equity lines of credit	1,029	(7)	1	197	1,220
Residential Mortgages secured by first liens	4,398	(5)	2	2,030	6,425
Residential Mortgages secured by junior liens	408	(3)	0	144	549
Other revolving credit plans	459	(5)	4	70	528
Automobile	241	(12)	0	49	278
Other consumer	2,402	(268)	25	331	2,490
Credit cards	68	(5)	6	43	112
Overdrafts	183	(127)	41	109	206
Total loans	$36,908	$(912)	$134	$1,100	$37,230

Transactions in the allowance for credit losses for the nine months ended September 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$(123)	$98
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	8	(140)	3,037
Agricultural production and other loans to farmers	24	0	0	(17)	7
Commercial and Industrial	6,233	(93)	72	2,118	8,330
Obligations (other than securities and leases) of states and political subdivisions	998	(407)	0	1,288	1,879
Other loans	68	0	0	34	102
Other construction loans and all land development and other land loans	1,956	(282)	0	695	2,369
Multifamily (5 or more) residential properties	2,724	0	0	(629)	2,095
Non-owner occupied, nonfarm nonresidential properties	8,658	(18)	0	(1,361)	7,279
1-4 Family Construction	82	0	0	144	226
Home equity lines of credit	985	(7)	3	239	1,220
Residential Mortgages secured by first liens	4,539	(75)	34	1,927	6,425
Residential Mortgages secured by junior liens	241	(3)	0	311	549
Other revolving credit plans	507	(28)	9	40	528
Automobile	132	(17)	3	160	278
Other consumer	2,962	(829)	120	237	2,490
Credit cards	66	(77)	17	106	112
Overdrafts	244	(318)	120	160	206
Total loans	$34,340	$(2,685)	$386	$5,189	$37,230

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three and nine months ended September 30, 2021, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, changes in historical loss rates and quantitative inputs including the unemployment forecast and prepayment speeds, coupled with qualitative adjustments in the Corporation's residential and consumer loan portfolios, growth in new market areas, as well as continued uncertainty with the pandemic and economic environment, partially offset by the impact of net charge-offs and improvements or resolutions in the Corporation's individually evaluated loans.

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

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With an allowance recorded:
Commercial, industrial and agricultural	$2,409	$33	$33	$3,341	$78	$78
Commercial mortgage	$4,002	$0	$0	4,166	41	41
Residential real estate	$819	$11	$11	641	16	16
With no related allowance recorded:
Commercial, industrial and agricultural	$5,623	$51	$51	6,392	142	142
Commercial mortgage	$14,758	$59	$59	12,178	283	283
Residential real estate	$112	$4	$4	56	6	6
Total	$27,723	$158	$158	$26,774	$566	$566

The following tables presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$992	$992	$0
Owner-occupied, nonfarm nonresidential properties	1,344	1,244	0
Commercial and Industrial	5,796	1,249	0
Obligations (other than securities and leases) of states and political subdivisions	269	269	0
Other construction loans and all land development and other land loans	516	77	0
Multifamily (5 or more) residential properties	1,155	5	0
Non-owner occupied, nonfarm nonresidential properties	5,390	3,763	0
Home equity lines of credit	780	780	39
Residential Mortgages secured by first liens	3,098	3,098	652
Residential Mortgages secured by junior liens	157	157	0
Other revolving credit plans	9	9	0
Other consumer	498	498	0
Credit cards	0	0	33
Total loans	$20,004	$12,141	$724

	December 31, 2020
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,844	$633	$0
Owner-occupied, nonfarm nonresidential properties	1,781	967	0
Commercial and Industrial	6,657	959	0
Other construction loans and all land development and other land loans	2,349	77	0
Multifamily (5 or more) residential properties	288	0	0
Non-owner occupied, nonfarm nonresidential properties	11,932	9,466	0
Home equity lines of credit	685	685	0
Residential Mortgages secured by first liens	4,175	3,495	283
Residential Mortgages secured by junior liens	114	114	0
Other revolving credit plans	6	6	0
Automobile	32	32	0
Other consumer	496	496	8
Credit cards	0	0	34
Total loans	$30,359	$16,930	$325

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$945	$0
Owner-occupied, nonfarm nonresidential properties	218	17
Commercial and Industrial	0	2,415
Obligations (other than securities and leases) of states and political subdivisions	269	0
Other construction loans and all land development and other land loans	439	0
Multifamily (5 or more) residential properties	1,150	0
Non-owner occupied, nonfarm nonresidential properties	3,410	0
Residential Mortgages secured by first liens	441	0
Total loans	$6,872	$2,432

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,793	$0
Owner-occupied, nonfarm nonresidential properties	285	587
Commercial and Industrial	594	5,600
Other construction loans and all land development and other land loans	2,272	0
Multifamily (5 or more) residential properties	288	0
Non-owner occupied, nonfarm nonresidential properties	9,072	880
Residential Mortgages secured by first liens	1,135	0
Total loans	$15,439	$7,067

The following table presents the aging of the amortized cost basis in past-due loans as of September 30, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$163	$388	$0	$551	$22,866	$23,417
Owner-occupied, nonfarm nonresidential properties	533	0	826	1,359	420,080	421,439
Agricultural production and other loans to farmers	0	0	0	0	1,387	1,387
Commercial and Industrial	370	25	212	607	663,162	663,769
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	139,253	139,253
Other loans	0	0	0	0	12,087	12,087
Other construction loans and all land development and other land loans	0	0	77	77	280,185	280,262
Multifamily (5 or more) residential properties	0	0	209	209	213,697	213,906
Non-owner occupied, nonfarm nonresidential properties	0	0	1,827	1,827	644,124	645,951
1-4 Family Construction	0	0	0	0	31,775	31,775
Home equity lines of credit	385	38	152	575	106,650	107,225
Residential Mortgages secured by first liens	1,350	592	1,841	3,783	806,407	810,190
Residential Mortgages secured by junior liens	25	0	11	36	57,306	57,342
Other revolving credit plans	100	7	0	107	26,119	26,226
Automobile	24	5	0	29	22,282	22,311
Other consumer	290	163	217	670	44,333	45,003
Credit cards	55	1	33	89	9,224	9,313
Overdrafts	0	0	0	0	269	269
Total loans	$3,295	$1,219	$5,405	$9,919	$3,501,206	$3,511,125

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2020 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$195	$0	$1,211	$1,406	$21,910	$23,316
Owner-occupied, nonfarm nonresidential properties	10	885	732	1,627	406,297	407,924
Agricultural production and other loans to farmers	0	0	0	0	2,664	2,664
Commercial and Industrial	476	335	3,887	4,698	658,852	663,550
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	132,818	132,818
Other loans	0	0	0	0	11,961	11,961
Other construction loans and all land development and other land loans	0	0	1,917	1,917	203,817	205,734
Multifamily (5 or more) residential properties	0	0	0	0	212,815	212,815
Non-owner occupied, nonfarm nonresidential properties	314	156	10,184	10,654	630,291	640,945
1-4 Family Construction	0	0	0	0	27,768	27,768
Home equity lines of credit	166	235	486	887	108,557	109,444
Residential Mortgages secured by first liens	2,834	629	1,911	5,374	771,656	777,030
Residential Mortgages secured by junior liens	8	0	66	74	53,652	53,726
Other revolving credit plans	36	19	0	55	25,452	25,507
Automobile	73	0	9	82	25,262	25,344
Other consumer	246	132	245	623	42,169	42,792
Credit cards	72	39	34	145	7,970	8,115
Overdrafts	0	0	0	0	336	336
Total loans	$4,430	$2,430	$20,682	$27,542	$3,344,247	$3,371,789

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

As of September 30, 2021 and December 31, 2020, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $15,302 and $15,088 as of September 30, 2021 and December 31, 2020, respectively. The Corporation has allocated $1,181 and $779 of allowance for those loans as of September 30, 2021 and December 31, 2020, respectively.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2021. There were three loans modified as troubled debt restructurings during the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial	1	$578	$578
Multifamily (5 or more) residential properties	1	717	717
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604
Total loans	3	$2,899	$2,899

There was one loan modified as a troubled debt restructuring during the three months ended September 30, 2020.

	Three months ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial mortgages	1	$46	$46
Total	1	$46	$46

There were ten loans modified as troubled debt restructurings during the nine months ended September 30, 2020.

	Nine months ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment Balance	Post-Modification Outstanding Recorded Investment Reserve
Commercial, industrial and agricultural	8	$1,593	$1,593
Commercial mortgages	1	46	46
Residential real estate	1	116	116
Total	10	$1,755	$1,755

The troubled debt restructurings described above increased the allowance for credit losses by an immaterial amount for the three and nine months ended September 30, 2021 and 2020, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the three and nine months ended September 30, 2021 and September 30, 2020. There were no principal balances forgiven in connection with the loan restructurings.

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

	September 30, 2021
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$20,911	$1,514	$992	$0	$2,506	$23,417
Owner-occupied, nonfarm nonresidential properties	404,770	6,574	10,095	0	16,669	421,439
Agricultural production and other loans to farmers	1,387	0	0	0	0	1,387
Commercial and Industrial	640,507	8,724	13,115	1,423	23,262	663,769
Obligations (other than securities and leases) of states and political subdivisions	138,984	0	269	0	269	139,253
Other loans	12,087	0	0	0	0	12,087
Other construction loans and all land development and other land loans	275,222	4,495	545	0	5,040	280,262
Multifamily (5 or more) residential properties	212,750	0	1,156	0	1,156	213,906
Non-owner occupied, nonfarm nonresidential properties	612,906	7,434	25,611	0	33,045	645,951
Total loans	$2,319,524	$28,741	$51,783	$1,423	$81,947	$2,401,471

	December 31, 2020
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$20,316	$1,156	$1,844	$0	$3,000	$23,316
Owner-occupied, nonfarm nonresidential properties	391,899	2,826	13,199	0	16,025	407,924
Agricultural production and other loans to farmers	2,664	0	0	0	0	2,664
Commercial and Industrial	637,071	11,368	15,111	0	26,479	663,550
Obligations (other than securities and leases) of states and political subdivisions	132,110	0	708	0	708	132,818
Other loans	11,961	0	0	0	0	11,961
Other construction loans and all land development and other land loans	198,206	5,611	1,917	0	7,528	205,734
Multifamily (5 or more) residential properties	211,563	0	1,252	0	1,252	212,815
Non-owner occupied, nonfarm nonresidential properties	594,603	12,496	33,846	0	46,342	640,945
Total loans	$2,200,393	$33,457	$67,877	$0	$101,334	$2,301,727

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$7,400	$1,744	$3,291	$3,633	$588	$3,668	$587	$0	$20,911
Special mention	0	0	0	0	394	1,120	0	0	1,514
Substandard	0	0	0	0	47	945	0	0	992
Doubtful	0	0	0	0	0	0	0	0	0
Total	$7,400	$1,744	$3,291	$3,633	$1,029	$5,733	$587	$0	$23,417
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$94,875	$87,579	$80,317	$34,805	$43,282	$55,306	$8,606	$0	$404,770
Special mention	0	0	911	4,332	139	1,182	10	0	6,574
Substandard	525	902	2,258	650	358	5,214	188	0	10,095
Doubtful	0	0	0	0	0	0	0	0	0
Total	$95,400	$88,481	$83,486	$39,787	$43,779	$61,702	$8,804	$0	$421,439
Agricultural production and other loans to farmers
Risk rating
Pass	$133	$128	$80	$200	$0	$11	$835	$0	$1,387
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$133	$128	$80	$200	$0	$11	$835	$0	$1,387
Commercial and Industrial
Risk rating
Pass	$279,839	$91,409	$38,688	$17,815	$13,268	$6,183	$193,305	$0	$640,507
Special mention	0	384	861	967	175	874	5,463	0	8,724
Substandard	621	810	1,907	472	102	3,632	5,571	0	13,115
Doubtful	0	0	0	0	0	1,423	0	0	1,423
Total	$280,460	$92,603	$41,456	$19,254	$13,545	$12,112	$204,339	$0	$663,769
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$27,893	$16,938	$8,910	$22,504	$20,303	$37,882	$4,554	$0	$138,984
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	269	0	0	0	0	0	0	269
Doubtful	0	0	0	0	0	0	0	0	0
Total	$27,893	$17,207	$8,910	$22,504	$20,303	$37,882	$4,554	$0	$139,253
Other loans
Risk rating
Pass	$594	$7,456	$596	$2	$0	$0	$3,439	$0	$12,087
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$594	$7,456	$596	$2	$0	$0	$3,439	$0	$12,087

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$61,332	$154,174	$41,789	$11,252	$882	$1,035	$4,758	$0	$275,222
Special mention	1,500	0	656	0	2,339	0	0	0	4,495
Substandard	0	0	0	29	439	0	77	0	545
Doubtful	0	0	0	0	0	0	0	0	0
Total	$62,832	$154,174	$42,445	$11,281	$3,660	$1,035	$4,835	$0	$280,262
Multifamily (5 or more) residential properties
Risk rating
Pass	$59,809	$58,167	$32,515	$8,303	$38,416	$13,188	$2,352	$0	$212,750
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	6	693	253	204	0	0	0	1,156
Doubtful	0	0	0	0	0	0	0	0	0
Total	$59,809	$58,173	$33,208	$8,556	$38,620	$13,188	$2,352	$0	$213,906
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$131,098	$135,960	$88,632	$66,343	$49,630	$131,164	$10,079	$0	$612,906
Special mention	0	0	433	1,017	191	5,343	450	0	7,434
Substandard	834	0	3,867	1,667	7,155	11,748	340	0	25,611
Doubtful	0	0	0	0	0	0	0	0	0
Total	$131,932	$135,960	$92,932	$69,027	$56,976	$148,255	$10,869	$0	$645,951

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

The Corporation considers the performance of the loan portfolio and its impact on the allowance for credit losses. For 1-4 family construction, home equity lines of credit, residential mortgages secured by first liens, residential mortgages secured by junior liens, automobile, credit cards, other revolving credit plans and other consumer segments, the Corporation evaluates credit quality based on the performance status of the loan, which was previously presented, and by payment activity. Nonperforming loans include loans on nonaccrual status and loans past due over 89 days and still accruing interest.

	September 30, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$31,775	$0	$31,775	$27,768	$0	$27,768
Home equity lines of credit	106,445	780	107,225	108,759	685	109,444
Residential Mortgages secured by first liens	807,092	3,098	810,190	772,572	4,458	777,030
Residential Mortgages secured by junior liens	57,185	157	57,342	53,612	114	53,726
Other revolving credit plans	26,217	9	26,226	25,501	6	25,507
Automobile	22,311	0	22,311	25,312	32	25,344
Other consumer	44,505	498	45,003	42,288	504	42,792
Total loans	$1,095,530	$4,542	$1,100,072	$1,055,812	$5,799	$1,061,611

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of September 30, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$19,385	$10,746	$1,279	$67	$0	$0	$298	$0	$31,775
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$19,385	$10,746	$1,279	$67	$0	$0	$298	$0	$31,775
Home equity lines of credit
Payment performance
Performing	$12,717	$17,171	$10,366	$10,216	$7,147	$41,470	$7,358	$0	$106,445
Nonperforming	0	0	0	0	385	395	0	0	780
Total	$12,717	$17,171	$10,366	$10,216	$7,532	$41,865	$7,358	$0	$107,225
Residential mortgages secured by first lien
Payment performance
Performing	$179,087	$183,988	$118,206	$69,709	$78,933	$173,295	$3,874	$0	$807,092
Nonperforming	0	149	155	31	193	2,529	41	0	3,098
Total	$179,087	$184,137	$118,361	$69,740	$79,126	$175,824	$3,915	$0	$810,190
Residential mortgages secured by junior liens
Payment performance
Performing	$16,814	$12,542	$8,181	$4,828	$4,128	$9,983	$709	$0	$57,185
Nonperforming	0	0	0	0	87	70	0	0	157
Total	$16,814	$12,542	$8,181	$4,828	$4,215	$10,053	$709	$0	$57,342
Other revolving credit plans
Payment performance
Performing	$3,372	$3,538	$3,963	$3,062	$3,007	$9,275	$0	$0	$26,217
Nonperforming	0	0	0	4	0	5	0	0	9
Total	$3,372	$3,538	$3,963	$3,066	$3,007	$9,280	$0	$0	$26,226
Automobile
Payment performance
Performing	$6,278	$6,272	$5,326	$2,848	$834	$753	$0	$0	$22,311
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$6,278	$6,272	$5,326	$2,848	$834	$753	$0	$0	$22,311
Other consumer
Payment performance
Performing	$21,705	$13,573	$5,673	$1,729	$381	$1,444	$0	$0	$44,505
Nonperforming	86	162	134	42	12	62	0	0	498
Total	$21,791	$13,735	$5,807	$1,771	$393	$1,506	$0	$0	$45,003

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2020. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,081	$11,547	$140	$0	$0	$0	$0	$0	$27,768
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$16,081	$11,547	$140	$0	$0	$0	$0	$0	$27,768
Home equity lines of credit
Payment performance
Performing	$19,764	$12,823	$12,842	$8,793	$8,182	$42,514	$3,841	$0	$108,759
Nonperforming	0	0	0	302	33	350	0	0	685
Total	$19,764	$12,823	$12,842	$9,095	$8,215	$42,864	$3,841	$0	$109,444
Residential mortgages secured by first lien
Payment performance
Performing	$211,910	$136,181	$93,588	$99,520	$62,312	$163,556	$5,505	$0	$772,572
Nonperforming	0	84	887	143	61	3,261	22	0	4,458
Total	$211,910	$136,265	$94,475	$99,663	$62,373	$166,817	$5,527	$0	$777,030
Residential mortgages secured by junior liens
Payment performance
Performing	$14,552	$12,255	$7,031	$5,660	$3,347	$10,389	$378	$0	$53,612
Nonperforming	0	0	0	0	19	95	0	0	114
Total	$14,552	$12,255	$7,031	$5,660	$3,366	$10,484	$378	$0	$53,726
Other revolving credit plans
Payment performance
Performing	$4,088	$4,516	$3,320	$3,149	$1,301	$9,127	$0	$0	$25,501
Nonperforming	0	0	4	0	0	2	0	0	6
Total	$4,088	$4,516	$3,324	$3,149	$1,301	$9,129	$0	$0	$25,507
Automobile
Payment performance
Performing	$8,965	$8,595	$4,652	$1,635	$764	$701	$0	$0	$25,312
Nonperforming	0	4	0	6	0	22	0	0	32
Total	$8,965	$8,599	$4,652	$1,641	$764	$723	$0	$0	$25,344
Other consumer
Payment performance
Performing	$24,857	$11,183	$3,579	$796	$218	$1,655	$0	$0	$42,288
Nonperforming	82	264	75	13	0	70	0	0	504
Total	$24,939	$11,447	$3,654	$809	$218	$1,725	$0	$0	$42,792

	September 30, 2021	December 31, 2020
Credit card
Payment performance
Performing	$9,280	$8,081
Nonperforming	33	34
Total	$9,313	$8,115

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

The Corporation’s portfolio of residential real estate and consumer loans maintained within Holiday Financial Services Corporation are considered to be subprime loans. Holiday is a subsidiary that offers small balance unsecured and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics than are typical in the Bank’s consumer loan portfolio.

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Gross other consumer	$27,588	$27,998
Less: other consumer unearned discounts	(5,276)	(5,181)
Total automobile and other consumer loans, net of unearned discounts	$22,312	$22,817

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

Leases	Classification	September 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$19,652	$18,407
Finance lease assets	Premises and equipment, net (1)	375	429
Total leased assets		$20,027	$18,836

Liabilities:
Operating lease liabilities	Operating lease liabilities	$20,847	$19,449
Finance lease liabilities	Accrued interest payable and other liabilities	489	550
Total leased liabilities		$21,336	$19,999
(1) Finance lease assets are recorded net of accumulated amortization of $841 as of September 30, 2021 and $787 as of December 31, 2020.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	Net occupancy expense	$451	$435	$1,328	$1,349
Variable lease cost	Net occupancy expense	10	26	45	67
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	54	54
Interest on lease liabilities	Interest expense - borrowed funds	6	6	18	20
Sublease income (1)	Net occupancy expense	(17)	(25)	(55)	(67)
Net lease cost		$468	$460	$1,390	$1,423
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with terms in excess of one year as of September 30, 2021:

Maturity of Lease Liabilities as of September 30, 2021	Operating Leases (1)	Finance Leases	Total
2021	$428	$26	$454
2022	1,766	105	1,871
2023	1,655	105	1,760
2024	1,621	105	1,726
2025	1,614	105	1,719
After 2025	21,528	105	21,633
Total lease payments	28,612	551	29,163
Less: Interest	7,765	62	7,827
Present value of lease liabilities	$20,847	$489	$21,336
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $6,587 of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2021 and December 31, 2020 were as follows:

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	18.8	19.0
Finance leases	5.3	6.0

Weighted-average discount rate
Operating leases	3.45%	3.46%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of September 30, 2021 and 2020 was as follows:

Other Information	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$699	$695

7.    DEPOSITS

Total deposits at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020	Percentage Change
Non-interest bearing demand deposits	$774,851	$627,114	23.6%
Interest bearing demand deposits	1,031,488	951,903	8.4%
Savings	2,350,266	2,126,183	10.5%
Certificates of deposit	437,023	476,544	(8.3)%
Total	$4,593,628	$4,181,744	9.8%

8.    BORROWINGS

At September 30, 2021 and December 31, 2020, the Corporation had available one $10,000 unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to three-month LIBOR plus 2.75%. There were no borrowings under the line of credit at September 30, 2021 and December 31, 2020.

FHLB Borrowings

At September 30, 2021, the Bank had a borrowing capacity with the FHLB of $879,246 secured by a pledge of certain loans with a balance of $1,245,840. At September 30, 2021 and December 31, 2020, the Bank had no advances from the FHLB. During 2020 the Corporation prepaid the entire balance of its borrowings from the FHLB, totaling $190,401.

At September 30, 2021 and December 31, 2020, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $27,750 and $57,250, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At September 30, 2021 and December 31, 2020, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10,000 floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 1.67% at September 30, 2021 and 1.80% at December 31, 2020. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In September 2016, the Corporation sold $50,000 aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in October 2026, and initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 4.55%. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. As discussed in more detail in Note 14, subsequent to September 30, 2021, the Corporation redeemed all of the outstanding $50,000 aggregate principal amount.

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

Maturity Schedule of All Borrowed Funds

The following is a schedule of maturities of all borrowed funds as of September 30, 2021:

2021	$0
2022	0
2023	0
2024	0
2025	0
Thereafter	154,212
Total borrowed funds	$154,212

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

For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. At September 30, 2021, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month period ended September 30, 2021 and 2020.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $312 and $1,124 for the three and nine months ended September 30, 2021, respectively, and $288 and 1,123 for the three and nine months ended September 30, 2020, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $65 and $236 for the three and nine months ended September 30, 2021, respectively, and $60 and $235 for the three and nine months ended September 30, 2020, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended September 30, 2021 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	66,801	$24.02
Granted	2,203	24.30
Vested	(361)	16.60
Unvested at end of period	68,643	$24.07

A summary of changes in time-based unvested restricted stock awards for the nine months ended September 30, 2021 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	56,306	$27.14
Granted	37,423	21.28
Forfeited	(1,578)	26.82
Vested	(23,508)	26.80
Unvested at end of period	68,643	$24.07

The above table excludes 14,886 shares in restricted stock awards that were granted at a weighted average fair value of $21.03 and immediately vested. There was $1,258 and $1,055 of total unrecognized compensation cost related to unvested restricted stock awards, as of September 30, 2021 and December 31, 2020, respectively. The fair value of shares vested was $9 and $814 during the three and nine months ended September 30, 2021, respectively, and $3 and 1,109 during the three and nine months ended September 30, 2020, respectively.

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

10.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2021 and 2020, there were no outstanding stock options to include in the diluted earnings per common share calculations and the impact of performance-based shares was immaterial.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic earnings per common share computation:
Net income per consolidated statements of income	$13,831	$7,785	$39,852	$24,844
Net earnings allocated to participating securities	(47)	(24)	(139)	(82)
Net earnings allocated to common stock	$13,784	$7,761	$39,713	$24,762
Distributed earnings allocated to common stock	$2,859	$2,863	$8,577	$8,079
Undistributed earnings allocated to common stock	10,925	4,898	31,136	16,683
Net earnings allocated to common stock	$13,784	$7,761	$39,713	$24,762
Weighted average common shares outstanding, including shares considered participating securities	16,887	16,616	16,875	15,785
Less: Average participating securities	(54)	(47)	(56)	(50)
Weighted average shares	16,833	16,569	16,819	15,735
Basic earnings per common share	$0.82	$0.47	$2.36	$1.57
Diluted earnings per common share computation:
Net earnings allocated to common stock	$13,784	$7,761	$39,713	$24,762
Weighted average common shares outstanding for basic earnings per common share	16,833	16,569	16,819	15,735
Add: Dilutive effects of performance based-shares	0	0	0	0
Weighted average shares and dilutive potential common shares	16,833	16,569	16,819	15,735
Diluted earnings per common share	$0.82	$0.47	$2.36	$1.57

11.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At September 30, 2021, the variable rate on the subordinated trust preferred security was 1.67% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of September 30, 2021 and December 31, 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

		Fair value as of
	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate contracts	Accrued interest and other liabilities	$(532)	$(768)

For the Three Months Ended September 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$53	Interest expense – subordinated notes and debentures	$(73)	Other income	$0
For the Nine Months Ended September 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$187	Interest expense – subordinated notes and debentures	$(204)	Other income	$0
For the Three Months Ended September 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$56	Interest expense – subordinated notes and debentures	$(67)	Other income	$0
For the Nine Months Ended September 30, 2020	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(277)	Interest expense – subordinated notes and debentures	$(153)	Other income	$0

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

As of September 30, 2021 and December 31, 2020, a cash collateral balance in the amount of $1,050 and $1,050, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $3,373 as of September 30, 2021 and $4,873 as of December 31, 2020. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of September 30, 2021 and December 31, 2020:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2021
3rd Party interest rate swaps	$33,101	6.0	4.12%	1 month LIBOR + 2.27%	$2,569	(a)
Customer interest rate swaps	(33,101)	6.0	4.12%	1 month LIBOR + 2.27%	(2,569)	(b)
December 31, 2020
3rd Party interest rate swaps	$34,089	6.7	4.13%	1 month LIBOR + 2.27%	$4,017	(a)
Customer interest rate swaps	(34,089)	6.7	4.13%	1 month LIBOR + 2.27%	(4,017)	(b)
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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2021 and December 31, 2020:

		Fair Value Measurements at September 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$150,576	$0	$150,576	$0
States and political subdivisions	108,831	0	108,831	0
Residential and multi-family mortgage	428,809	20,016	408,793	0
Corporate notes and bonds	23,239	0	23,239	0
Pooled SBA	21,338	0	21,338	0
Total Securities Available For Sale	$732,793	$20,016	$712,777	$0
Interest Rate swaps	$2,569	$0	$2,569	$0
Trading Securities:
Corporate equity securities	$6,451	$6,451	$0	$0
Mutual funds	2,607	2,607	0	0
Certificates of deposit	296	296	0	0
Corporate notes and bonds	587	587	0	0
Total Trading Securities	$9,941	$9,941	$0	$0
Liabilities:
Interest rate swaps	$(3,101)	$0	$(3,101)	$0

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$157,042	$0	$157,042	$0
States and political subdivisions	70,883	0	70,819	64
Residential and multi-family mortgage	315,192	15,039	300,153	0
Corporate notes and bonds	14,926	0	14,926	0
Pooled SBA	25,886	0	25,886	0
Other	979	979	0	0
Total Securities Available For Sale	$584,908	$16,018	$568,826	$64
Interest Rate swaps	$4,017	$0	$4,017	$0
Trading Securities:
Corporate equity securities	$4,343	$4,343	$0	$0
Mutual funds	1,283	1,283	0	0
Certificates of deposit	404	404	0	0
Corporate notes and bonds	569	569	0	0
U.S. Government sponsored entities	50	0	50	0
Total Trading Securities	$6,649	$6,599	$50	$0
Liabilities:
Interest rate swaps	$(4,785)	$0	$(4,785)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2021:

Corporate Notes and Bonds
Balance, July 1, 2021	$9,826
Purchases	0
Total gains or (losses):
Included in other comprehensive income (loss)	(76)
Settlements	0
Transfers into Level 3	0
Transfers out of Level 3	$(9,750)
Balance, September 30, 2021	$0

The Corporation's corporate notes and bonds with a fair value of $9,750 for the three months ended September 30, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	8,250
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Settlements	64	0
Transfers into Level 3	0
Transfers out of Level 3	0	$(8,250)
Balance, September 30, 2021	$0	$0

The Corporation's corporate notes and bonds with a fair value of $8,250 for the nine months ended September 30, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2021 and December 31, 2020:

		Fair Value Measurements at September 30, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$591	0	0	$591
Owner-occupied, nonfarm nonresidential properties	224	0	0	224
Commercial and industrial	1,547	0	0	1,547
Other construction loans and all land development loans and other land loans	225	0	0	225
Multifamily (5 or more) residential properties	646	0	0	646
Non-owner occupied, nonfarm nonresidential	2,971	0	0	2,971
Obligations (other than securities and leases) of states and political subdivisions	269	0	0	269

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$659	0	0	$659
Owner-occupied, nonfarm nonresidential properties	329	0	0	329
Commercial and industrial	3,680	0	0	3,680
Other construction loans and all land development loans and other land loans	1,790	0	0	1,790
Non-owner occupied, nonfarm nonresidential	9,622	0	0	9,622
Residential mortgages secured by first liens	659	0	0	659

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$591	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	224	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (56%)
Commercial and industrial	1,547	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-50% (35%)
Other construction loans and all land development loans and other land loans	225	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-25% (25%)
Multifamily (5 or more) residential properties	646	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-58% (22%)
Non-owner occupied, nonfarm nonresidential	2,971	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (34%)
Obligations (other than securities and leases) of states and political subdivisions	269	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% (0%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$659	Valuation of third party appraisal on underlying collateral	Loss severity rates	45%-54% (47%)
Owner-occupied, nonfarm nonresidential properties	329	Valuation of third party appraisal on underlying collateral	Loss severity rates	60%-90% (80%)
Commercial and industrial	3,680	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (39%)
Other construction loans and all land development loans and other land loans	1,790	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-41% (28%)
Non-owner occupied, nonfarm nonresidential	9,622	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Residential mortgages secured by first liens	659	Valuation of third party appraisal on underlying collateral	Loss severity rates	31% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2021:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$737,050	$737,050	$0	$0	$737,050
Securities available for sale	$732,793	$20,016	$712,777	$0	$732,793
Trading securities	$9,941	$9,941	$0	$0	$9,941
Loans held for sale	$3,415	$0	$3,478	$0	$3,478
Net loans	$3,473,895	$0	$0	$3,497,209	$3,497,209
FHLB and other restricted interests	$22,259	n/a	n/a	n/a	n/a
Interest rate swaps	$2,569	$0	$2,569	$0	$2,569
Accrued interest receivable	$17,226	$67	$2,385	$14,774	$17,226
LIABILITIES
Deposits	$(4,593,628)	$(4,156,609)	$(444,679)	$0	$(4,601,288)
Subordinated notes and debentures	$(154,212)	$0	$(140,046)	$0	$(140,046)
Interest rate swaps	$(3,101)	$0	$(3,101)	$0	$(3,101)
Accrued interest payable	$(1,350)	$0	$(1,350)	$0	$(1,350)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2020:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$532,694	$532,694	$0	$0	$532,694
Securities available for sale	584,908	16,018	568,826	64	584,908
Trading securities	6,649	6,599	50	0	6,649
Loans held for sale	8,514	0	8,617	0	8,617
Net loans	3,337,449	0	0	3,339,482	3,339,482
FHLB and other restricted interests	21,018	n/a	n/a	n/a	n/a
Interest rate swaps	4,017	0	4,017	0	4,017
Accrued interest receivable	17,659	61	2,152	15,446	17,659
LIABILITIES
Deposits	$(4,181,744)	$(3,705,200)	$(488,000)	$0	$(4,193,200)
Subordinated notes and debentures	(70,620)	0	(62,583)	0	(62,583)
Interest rate swaps	(4,785)	0	(4,785)	0	(4,785)
Accrued interest payable	(1,096)	0	(1,096)	0	(1,096)

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

13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and nine months ended September 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Non-interest Income
Service charges on deposit accounts	$1,595	$1,201	$4,389	$3,652
Wealth and asset management fees	1,734	1,414	5,021	4,081
Mortgage banking (1)	844	1,089	2,615	2,090
Card processing and interchange income	1,958	1,606	5,871	4,059
Net gains (losses) on sales of securities (1)	0	0	0	2,190
Other income	2,283	1,468	6,614	4,019
Total non-interest income	$8,414	$6,778	$24,510	$20,091
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

14.    SUBSEQUENT EVENTS

On October 15, 2021, the Corporation completed its redemption of $50,000 aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due October 15, 2026 (the “2026 Notes”), representing all of the outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, October 15, 2021. The total aggregate redemption price was $50,719, which amount included an accrued interest payment of $719. The Corporation financed the redemption with cash on hand, including the net proceeds from the issuance and sale of $85,000 aggregate principal amount of the Corporation’s 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.

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

The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware and Franklin. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Roanoke, Virginia. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

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

The following discussion should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in its Annual Report on Form 10-K for the year ended December 31, 2020, and in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021, or any future period.

GENERAL OVERVIEW

This report contains references to financial measures that are not defined in GAAP. Management uses non-GAAP financial information in its analysis of the Corporation’s performance. Management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results of operations with prior periods and show the effects of significant gains and charges in the periods presented. The Corporation’s management believes that investors may use these non-GAAP measures to analyze the Corporation’s financial performance without the impact of unusual items or events that may obscure trends in the Corporation’s underlying performance. This non-GAAP data should be considered in addition to results prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. Non-GAAP measures reflected within the discussion below include:

•Tangible book value per share;
•Tangible equity/tangible assets;
•Tangible common equity/tangible assets;
•Pre-provision net revenue ("PPNR");
•Non-interest income excluding realized gains on available for sale securities;
•Net interest margin (fully tax equivalent basis);
•Efficiency ratio;
•Return on average tangible equity; and
•Return on average tangible common equity

In addition, non-GAAP evaluations on the impact of PPP-related loans (as defined below), merger costs, branch closure costs and FHLB prepayment penalties on various metrics of the Corporation’s financial performance include calculations related to return on average equity, return on average tangible equity, return on average tangible common equity, tangible equity/tangible assets, tangible common equity/tangible assets and allowance for credit losses/loans. A reconciliation of these non-GAAP financial measures is provided below in the "Non-GAAP Financial Measures" section (dollars in thousands, except per share data).

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

In addition, the global outbreak of COVID-19 and the related public health measures undertaken, will continue to have, significant repercussions across regional and global economies and financial markets. The COVID-19 pandemic, its associated responsive measures and the resulting economic slowdown have disrupted our business and are expected to continue to have a significant impact on our business, financial performance and operating results. Since we cannot estimate when the COVID-19 pandemic and the associated responsive measures will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, management will continue to proactively implement strategies to mitigate the impact of the pandemic on the Corporation’s business, risk profile and financial performance.

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

While non-interest costs are expected to increase with the growth of the Corporation, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced revenue, which is expected to more than offset increases in non-interest expenses in 2021 and beyond. Although the Corporation's discussion regarding its financial performance distinguishes between certain markets and Private Banking, it does not meet the criteria for discrete segment reporting of its operating results. Management's conclusion was based on the limited level of financial information available to segregate operating results, coupled with the fact that no operating results are available for the Corporation's Chief Operating Decision Maker to review on a regular basis.

CUSTOMER SUPPORT STRATEGIES AND LOAN PORTFOLIO PROFILE

The Corporation is participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economics Security Act of 2020 (the “CARES Act”) for loans provided under the auspices of the Small Business Administration (“SBA”). Under PPP, the Corporation provides loans primarily to its existing loan and/or deposit customers based on a pre-determined SBA-developed formula intended to incentivize small business owners to continue to employ their employees during the COVID-19 pandemic. Loans provided pursuant to PPP are subject to certain specified rates and processing fees, among other items. As of September 30, 2021, the Corporation had outstanding $89.2 million in PPP loans, or 869 PPP loan relationships, at a rate of 1.00% and deferred PPP processing fees of approximately $3.8 million. For the three and nine months ended September 30, 2021, the Corporation recognized $2.4 million and $6.8 million in deferred PPP processing fees ("PPP-related fees"), respectively. The outstanding balance of PPP loans at September 30, 2021 is (i) $522 thousand, comprised of 23 loans from the Corporation's participation in the PPP in 2020, and (ii) $88.6 million, or 846 loans, from the Corporation’s participation in the PPP in the first nine months of 2021.

The Corporation also deferred loan payments for its commercial and consumer customers, as determined on a case-by-case basis by the financial needs of each customer. As of September 30, 2021, loans with deferred loan payment arrangements, totaled $24.0 million, or 0.7% of total loans outstanding, consisting of 8 loans, totaling $23.9 million, for which principal and interest were deferred, and 1 loan, totaling $20 thousand, for which principal only was deferred. The Corporation believes that the majority of such loans to resume regular contractual payments by the end of 2021. Loan payment deferrals by loan type were as follows:

•Commercial and industrial loans – 3 loans, totaling $4.5 million;
•Commercial real estate loans – 2 loans, totaling $18.9 million;
•Residential mortgage loans – 3 loans, totaling $602 thousand; and
•Consumer loans - 1 loan, totaling $9 thousand.

The Corporation tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Corporation has determined the Hotels/Motels and Restaurants/Fast Foods industries represent a potentially higher level of credit risk, as many of these customers have incurred a significant, negative impact to their businesses as a result of the pandemic. At September 30, 2021, the Corporation had loan concentrations for these industries as follows:

•Hotels/Motels – $199.7 million, or 5.8% of total loans outstanding, excluding PPP-related loans; and
•Restaurants/Fast Foods – $31.2 million, or 0.9% of total loans outstanding, excluding PPP-related loans.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $737.1 million at September 30, 2021, including additional excess liquidity of $682.5 million held at the Federal Reserve. Cash and cash equivalents totaled $532.7 million at December 31, 2020. The increase in liquidity is primarily the result of the impact of government stimulus initiatives and organic growth in deposits.

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

SECURITIES

Securities available for sale and trading securities totaled $742.7 million and $591.6 million at September 30, 2021 and December 31, 2020, respectively. The Corporation’s objective is to maintain the securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 4, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

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

LOANS

The Corporation's total loan portfolio reached $3.5 billion as of September 30, 2021, including $85.4 million in PPP loans, net of PPP deferred processing fees (such loans, the "PPP-related loans"). Compared to December 31, 2020, total loans increased approximately $139.3 million.

Excluding the impact of PPP loans, net of PPP deferred processing fees (such loans, the "PPP-related loans"), the Corporation's loan portfolio had net growth of 6.5%, or 8.7% annualized, from December 31, 2020. The net organic growth for the first nine months of 2021 was $135.0 million, or 4.2% (5.6% annualized) primarily driven by the Corporation's continued expansion in the Cleveland, Buffalo and Ridge View regions, and Private Banking division. In addition, as part of the liquidity management strategies first implemented by the Corporation in 2020, the first nine months of 2021 reflect an increase in syndicated lending activities of $74.5 million. The syndicated loan portfolio totaled $96.6 million, or 2.8% of total loans, excluding PPP-related loans, at September 30, 2021.

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

Beginning with the quarter ended December 31, 2020 the Corporation adopted ASU 2016-13, effective January 1, 2020. Although the Corporation's adoption of CECL was effective January 1, 2020, the results from quarters prior to the quarter ended December 31, 2020, were based on the incurred loss methodology and these results have not been restated to reflect the CECL methodology. Results for September 30, 2021 and December 31, 2020 (as reflected in the tables below) are presented based on the CECL methodology.

The following table below presents activity within the allowance account for the nine months ended September 30, 2021:

	Beginning Allowance	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$0	$(123)	$98
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	8	(523)	(140)	3,037
Agricultural production and other loans to farmers	24	0	0	0	(17)	7
Commercial and Industrial	6,233	(93)	72	(21)	2,118	8,330
Obligations (other than securities and leases) of states and political subdivisions	998	(407)	0	(407)	1,288	1,879
Other loans	68	0	0	0	34	102
Other construction loans and all land development and other land loans	1,956	(282)	0	(282)	695	2,369
Multifamily (5 or more) residential properties	2,724	0	0	0	(629)	2,095
Non-owner occupied, nonfarm nonresidential properties	8,658	(18)	0	(18)	(1,361)	7,279
1-4 Family Construction	82	0	0	0	144	226
Home equity lines of credit	985	(7)	3	(4)	239	1,220
Residential Mortgages secured by first liens	4,539	(75)	34	(41)	1,927	6,425
Residential Mortgages secured by junior liens	241	(3)	0	(3)	311	549
Other revolving credit plans	507	(28)	9	(19)	40	528
Automobile	132	(17)	3	(14)	160	278
Other consumer	2,962	(829)	120	(709)	237	2,490
Credit cards	66	(77)	17	(60)	106	112
Overdrafts	244	(318)	120	(198)	160	206
Total loans	$34,340	$(2,685)	$386	$(2,299)	$5,189	$37,230

Loans						$3,511,125
Allowance to loans						1.06%
Allowance to loans, net of PPP-related loans (1)						1.09%
Annualized percentage of net charge-offs during the period to average loans outstanding						0.09%
Nonperforming assets						22,087
Nonperforming assets as a percentage of total assets						0.42%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The following table below presents activity within the allowance account for the twelve months ended December 31, 2020:

	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Initial Allowance on Loans Purchased with Credit Deterioration	(Charge-offs)	Recoveries	Net (Charge-Offs) Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance (After ASC 326 Adoption)
Farmland	$190	$61	$0	$0	$0	$0	$(30)	$221
Owner-occupied, nonfarm nonresidential properties	2,390	(754)	82	(61)	12	(49)	2,031	3,700
Agricultural production and other loans to farmers	25	5	0	0	0	0	(6)	24
Commercial and Industrial	4,105	(631)	216	(2,779)	39	(2,740)	5,283	6,233
Obligations (other than securities and leases) of states and political subdivisions	1,022	(231)	0	0	0	0	207	998
Other loans	41	8	0	0	0	0	19	68
Other construction loans and all land development and other land loans	2,327	780	228	0	125	125	(1,504)	1,956
Multifamily (5 or more) residential properties	1,087	312	24	0	0	0	1,301	2,724
Non-owner occupied, nonfarm nonresidential properties	3,980	2,547	335	(1,522)	52	(1,470)	3,266	8,658
1-4 Family Construction	56	(35)	0	0	0	0	61	82
Home equity lines of credit	180	421	22	(6)	1	(5)	367	985
Residential Mortgages secured by first liens	1,220	1,100	73	(285)	65	(220)	2,366	4,539
Residential Mortgages secured by junior liens	114	135	0	(158)	2	(156)	148	241
Other revolving credit plans	296	378	0	(137)	21	(116)	(51)	507
Automobile	156	(96)	0	(29)	2	(27)	99	132
Other consumer	1,960	1,021	0	(1,513)	130	(1,383)	1,364	2,962
Credit cards	84	(58)	0	(153)	14	(139)	179	66
Overdrafts	240	0	0	(435)	185	(250)	254	244
Total loans	$19,473	$4,963	$980	$(7,078)	$648	$(6,430)	$15,354	$34,340

Loans								$3,371,789
Allowance to loans								1.02%
Allowance to loans, net of PPP-related loans (1)								1.07%
Annualized percentage of net charge-offs during the period to average loans outstanding								0.21%
Nonperforming assets								31,546
Nonperforming assets as a percentage of total assets								0.67%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The following table below presents activity within the allowance account for the nine months ended September 30, 2020:

Nine months ending September 30, 2020
Balance at beginning of period	$19,473
Charge-offs:
Commercial, industrial and agricultural	(2,710)
Commercial mortgages	(522)
Residential real estate	(231)
Consumer	(1,310)
Credit cards	(120)
Overdrafts	(316)
(5,209)
Recoveries:
Commercial, industrial and agricultural	40
Commercial mortgages	177
Residential real estate	67
Consumer	126
Credit cards	13
Overdraft deposit accounts	135
558
Net charge-offs	(4,651)
Provision for loan losses	12,065
Balance at end of period	$26,887
Loans, net of unearned	$3,345,810
Allowance to net loans	0.80%
Allowance to loans, net of PPP-related loans (1)	0.86%
Annualized percentage of net charge-offs during the period to average loans outstanding	0.20%
Nonperforming assets	$27,986
Nonperforming assets as a percentage of total assets	0.59%
(1) A reconciliation of this non-GAAP financial measures is provided in the "Non-GAAP Financial Measures" section.

The allowance for credit losses measured as a percentage of loans as of September 30, 2021 was 1.06% compared to 1.02% as of December 31, 2020. Total loans at September 30, 2021 and December 31, 2020 include approximately $85.4 million and $155.5 million in PPP-related loans, respectively. Excluding PPP-related loans, which had no required allowance for credit losses allocated to the loan portfolio, the allowance for credit losses measured as a percentage of loans was 1.09% as of September 30, 2021 compared to 1.07% as of December 31, 2020.

The adequacy of the allowance for credit losses is subject to a formal analysis by the Corporation's Allowance for Credit Losses Committee, Credit Administration and Finance Departments of the Corporation. Management believes the provision for credit losses recorded during the nine months ended September 30, 2021, in conjunction with the resultant allowance for credit losses at September 30, 2021, were sufficient to support credit losses expected in its loan portfolio at September 30, 2021.

DEPOSITS

The Corporation considers deposits to be its primary source of funding in support of growth in assets. At September 30, 2021, deposits totaled approximately $4.6 billion, reflecting an increase of approximately $411.9 million, or 9.8%, from total deposits of $4.2 billion at December 31, 2020, primarily as a result of organic growth and the impact of government stimulus initiatives.

OTHER FUNDING SOURCES

The Corporation also considers other funding sources, such as short-term borrowings and term debt, when evaluating funding needs. As of September 30, 2021 and December 31, 2020 there were no borrowings from the FHLB. Additionally, at September 30, 2021, subordinated debt totaled $154.2 million comprised of $133.6 million in subordinated notes and $20.6 million in trust preferred securities. At December 31, 2020, subordinated debt totaled $70.6 million comprised of $50.0 million in subordinated notes and $20.6 million in trust preferred securities.

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

On October 15, 2021, the Corporation completed the redemption of $50 million aggregate principal amount of its 2026 Notes, representing all outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, October 15, 2021. The Corporation financed the redemption of the 2026 Notes with cash on hand, including net proceeds from the issuance and sale of $85.0 million aggregate principal amount of its 2031 Notes completed in June 2021.

Periodically, the Corporation utilizes borrowings from the FHLB and other lenders as a supplemental strategy to meet funding obligations or match fund certain assets. As part of the Corporation's liquidity management strategies, management continues to focus on maintaining a robust level of short-term and long-term borrowing capacity as an available source of liquidity.

SHAREHOLDERS’ EQUITY AND CAPITAL RATIOS AND METRICS

The Corporation’s capital continues to provide a source of strength for the Corporation's profitability and long-term growth strategies. Total shareholders’ equity was $437.7 million at September 30, 2021, reflecting an increase of $21.6 million, or 5.2%, from $416.1 million at December 31, 2020. This increase was the result of organic growth in earnings combined with a reduction in treasury stock, partially offset by decreases in additional paid in capital, accumulated other comprehensive income and payment of dividends to our common and preferred shareholders during the nine months ended September 30, 2021.

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

As of September 30, 2021, the Corporation’s ratio of tangible equity to tangible assets and tangible common equity to tangible assets of 7.56% and 6.45%, respectively, reflected the impact of approximately $85.4 million in PPP-related loans as well as the Corporation's significant excess liquidity. Excluding PPP-related loans and excess liquidity of $682.5 million at September 30, 2021, the Corporation’s adjusted ratio of tangible equity to tangible assets and tangible common equity to tangible assets of 8.87% and 7.57%, respectively, represent a decrease from the September 30, 2020 adjusted ratios of 9.36% and 7.90%, respectively, primarily as a result of the adoption of CECL and the decrease in accumulated other comprehensive income, partially offset by increases in retained earnings, net of dividends.

	September 30, 2021	December 31, 2020
Total risk-based capital ratio	16.76%	14.32%
Tier 1 capital ratio	12.05%	11.91%
Common equity tier 1 ratio	9.80%	9.50%
Leverage ratio	8.11%	8.11%
Tangible equity/tangible assets (1)	7.56%	7.94%
Tangible equity/tangible assets, net of PPP-related loans and excess liquidity (1)	8.87%	9.19%
Tangible common equity/tangible assets (1)	6.45%	6.70%
Tangible common equity/tangible assets, net of PPP-related loans and excess liquidity (1)	7.57%	7.76%
Book value per common share	$22.49	$21.29
Tangible book value per common share (1)	$19.87	$18.66
(1) Tangible equity, tangible common equity, tangible assets and tangible book value per common share are non-GAAP financial measures calculated using GAAP amounts. Tangible equity is calculated by excluding the balance of goodwill and other intangible assets from the calculation of shareholders’ equity. Tangible common equity is calculated by excluding the balance of goodwill and other intangible assets and preferred equity from the calculation of shareholders’ equity. Tangible assets is calculated by excluding the balance of goodwill and other intangible assets from the calculation of total assets. Tangible book value per common share is calculated by dividing tangible common equity by the number of shares outstanding. The Corporation believes that these non-GAAP financial measures provide information to investors that is useful in understanding its financial condition. Because not all companies use the same calculation of tangible common equity and tangible assets, this presentation may not be comparable to other similarly titled measures calculated by other companies. A reconciliation of these non-GAAP financial measures is provided.

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

At September 30, 2021, the Corporation’s cash position totaled approximately $737.1 million, including excess liquidity of $682.5 million held at the Federal Reserve, reflecting, in management's view, a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the FHLB at September 30, 2021 was approximately $879.2 million.

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

The contractual amount of financial instruments with off balance sheet risk was as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$50,110	$281,412	$52,073	$266,336
Unused lines of credit	13,954	637,290	24,328	673,919
Standby letters of credit	15,485	1,706	15,301	1,597

The fixed rate loan commitments at September 30, 2021 have interest rates ranging from 1.47% to 16.00% and maturities ranging from six months to approximately 42 years. The fixed rate loan commitments at December 31, 2020 have interest rates ranging from 1.24% to 18.00% and maturities ranging from four months to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business corporations, reported in FHLB and other equity interests on the consolidated balance sheet, as of September 30, 2021 and December 31, 2020 were $13,169 and $11,835, respectively. Unfunded capital commitments in investments in small business corporations totaled $9,331 and $3,665 as of September 30, 2021 and December 31, 2020, respectively.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of September 30, 2021 and December 31, 2020 were $5,448 and $6,015, respectively. The related amortization for the three and nine months ended September 30, 2021 was $189 and $568, respectively, and the related amortization for the three and nine months ended September 30, 2020 was $135 and $475, respectively.

Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of September 30, 2021 and December 31, 2020 were $2,826 and $3,624, respectively.

CONSOLIDATED YIELD COMPARISONS
AVERAGE BALANCES AND NET INTEREST MARGIN FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2021 AND 2020

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

	For the Three Months Ended,
	September 30, 2021			September 30, 2020
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$652,625	1.75%	$2,827	$515,944	2.15%	$2,677
Tax-Exempt (1) (2)	43,929	3.15%	334	47,984	3.26%	375
Equity Securities (1) (2)	7,769	1.99%	39	12,329	5.84%	181
Total securities	704,323	1.83%	3,200	576,257	2.32%	3,233
Loans:
Commercial (2)	1,269,813	5.02%	16,059	1,322,390	4.34%	14,436
Mortgage (2)	2,108,339	4.44%	23,600	1,863,421	4.79%	22,417
Consumer	100,408	10.23%	2,588	98,039	9.84%	2,426
Total loans (3)	3,478,560	4.82%	42,247	3,283,850	4.76%	39,279
Other earning assets	706,891	0.17%	298	581,219	0.12%	180
Total earning assets	4,889,774	3.72%	$45,745	4,441,326	3.84%	$42,692
Non interest-bearing assets:
Cash and due from banks	48,200			44,786
Premises and equipment	79,978			77,176
Other assets	206,539			177,120
Allowance for credit losses	(37,468)			(25,249)
Total non interest-bearing assets	297,249			273,833
TOTAL ASSETS	$5,187,023			$4,715,159
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$998,485	0.17%	$421	$829,603	0.21%	$429
Savings	2,348,375	0.18%	1,095	2,080,778	0.52%	2,696
Time	442,989	1.72%	1,917	468,166	2.08%	2,453
Total interest-bearing deposits	3,789,849	0.36%	3,433	3,378,547	0.66%	5,578
Long-term borrowings and finance lease liabilities	496	4.80%	6	246,321	1.89%	1,172
Subordinated notes and debentures	154,187	4.41%	1,714	70,620	5.31%	942
Total interest-bearing liabilities	3,944,532	0.52%	$5,153	3,695,488	0.83%	$7,692
Demand—non interest-bearing	744,563			587,405
Other liabilities	60,106			58,175
Total liabilities	4,749,201			4,341,068
Shareholders’ equity	437,822			374,091
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,187,023			$4,715,159
Interest income/Earning assets		3.72%	$45,745		3.84%	$42,692
Interest expense/Interest-bearing liabilities		0.52%	5,153		0.83%	7,692
Net interest spread		3.20%	$40,592		3.01%	$35,000
Interest income/Earning assets		3.72%	45,745		3.84%	42,692
Interest expense/Earning assets		0.42%	5,153		0.69%	7,692
Net interest margin		3.30%	$40,592		3.15%	$35,000

(1) Includes unamortized discounts and premiums. Average balance is computed using the fair value of securities. The average yield has been computed using the amortized cost average balance for available for sale securities.
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
SEPTEMBER 30, 2021 AND 2020

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

	For the Nine Months Ended,
	September 30, 2021			September 30, 2020
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1)	$602,485	1.72%	$7,618	$498,475	2.50%	$9,030
Tax-Exempt (1) (2)	44,290	3.49%	1,107	58,041	3.35%	1,402
Equity Securities (1) (2)	7,573	4.43%	251	13,267	6.09%	605
Total securities	654,348	1.87%	8,976	569,783	2.67%	11,037
Loans:
Commercial (2)	1,277,670	4.96%	47,382	1,210,359	4.48%	40,567
Mortgage (2)	2,057,129	4.53%	69,642	1,724,241	4.80%	61,990
Consumer	99,164	9.91%	7,352	100,390	9.66%	7,260
Total loans (3)	3,433,963	4.84%	124,376	3,034,990	4.88%	109,817
Other earning assets	624,430	0.13%	611	346,896	0.27%	697
Total earning assets	4,712,741	3.81%	$133,963	3,951,669	4.13%	$121,551
Non interest-bearing assets:
Cash and due from banks	46,793			40,412
Premises and equipment	78,949			74,786
Other assets	194,893			161,232
Allowance for credit losses	(36,432)			(22,760)
Total non interest-bearing assets	284,203			253,670
TOTAL ASSETS	$4,996,944			$4,205,339
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$960,383	0.19%	$1,342	$718,408	0.25%	$1,368
Savings	2,284,358	0.24%	4,037	1,854,490	0.78%	10,876
Time	454,176	1.89%	6,406	434,991	2.20%	7,174
Total interest-bearing deposits	3,698,917	0.43%	11,785	3,007,889	0.86%	19,418
Long-term borrowings and finance lease liabilities	517	4.65%	18	251,170	1.95%	3,666
Subordinated notes and debentures	107,755	4.66%	3,747	70,620	5.37%	2,839
Total interest-bearing liabilities	3,807,189	0.55%	$15,550	3,329,679	1.04%	$25,923
Demand—non interest-bearing	703,777			479,414
Other liabilities	58,059			56,686
Total liabilities	4,569,025			3,865,779
Shareholders’ equity	427,919			339,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,996,944			$4,205,339
Interest income/Earning assets		3.81%	$133,963		4.13%	$121,551
Interest expense/Interest-bearing liabilities		0.55%	15,550		1.04%	25,923
Net interest spread		3.26%	$118,413		3.09%	$95,628
Interest income/Earning assets		3.81%	133,963		4.13%	121,551
Interest expense/Earning assets		0.44%	15,550		0.88%	25,923
Net interest margin		3.37%	$118,413		3.25%	$95,628

(1) Includes unamortized discounts and premiums. Average balance is computed using the fair value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.
(2) Average yields are stated on a fully taxable equivalent basis.
(3) Average outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. The amount of loan fees included in the interest income on loans is not material.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 and 2020

OVERVIEW

The Corporation’s operating results for the three months ended September 30, 2021 were impacted by the COVID-19 pandemic. In an effort to proactively support the U.S. economy, the Federal Reserve cut its interest rates by 150 basis points in March 2020, which had an impact on the Corporation’s net interest margin and net interest income.

Net income was $14.9 million, or $0.82 per diluted common share, for the quarter ended September 30, 2021, compared to $7.8 million, or $0.47 per diluted share, for the same period in 2020, reflecting increases of $7.1 million, or 91.5%, and $0.35 per diluted share, or 74.5%. Included in net income for the quarter ended September 30, 2020 was the after-tax impact of $3.8 million, or $0.23 per diluted share, in merger costs, prepayment penalties and branch closure costs.

Provision for credit losses was $1.1 million for the three months ended September 30, 2021 compared to $3.3 million for the three months ended September 30, 2020. The third quarter of 2021 provision for credit losses reflects a reserve requirement resulting from growth in the Corporation's loan portfolio, changes in historical loss rates and quantitative inputs including the unemployment forecast and prepayment speeds, coupled with qualitative adjustments in the Corporation's residential and consumer loan portfolios, growth in new market areas, as well as continued uncertainty with the pandemic and economic environment, and the impact of net charge-offs, partially offset by improvements or resolutions in the Corporation's individually evaluated loans.

PPNR income was $19.5 million for the three months ended September 30, 2021, compared to $13.1 million for the three months ended September 30, 2020, reflecting an increase of $6.4 million, or 49.2%. PPNR for the three months ended September 30, 2020 included $4.7 million in merger costs, prepayment penalties and branch closure costs.

Total revenue (comprised of net interest income plus non-interest income) was $48.7 million for the three months ended September 30, 2021, reflecting an increase of $7.3 million, or 17.5%, from the three months ended September 30, 2020, primarily as a result of growth in average earning assets of approximately $448.4 million, or 10.1%, coupled with an increase of 15 basis points in net interest margin during the same period.

Total non-interest expense was $29.2 million, reflecting an increase of $831 thousand, or 2.9%, from the three months ended September 30, 2020. Included in non-interest expense for the three months ended September 30, 2020 is $4.7 million in merger costs, prepayment penalties and branch closure costs. Salaries and benefits increased $2.8 million from the three months ended September 30, 2020 primarily as a result of hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo, as well as the Corporation's latest expansion in Roanoke, VA through its de novo brand, Ridge View Bank, merit increases for existing employees, higher incentive compensation and higher benefit costs. Additionally, technology expense increased $1.4 million from the three months ended September 30, 2020 as a result of increased investments in technology aimed at enhancing customer experience. Finally, other expenses increased $1.2 million from the three months ended September 30, 2020. There were no significant increases or decreases in the individual components of other expenses.

Annualized return on average equity was 13.51% for the three months ended September 30, 2021, compared to 8.28% for the three months ended September 30, 2020. Annualized return on average tangible equity was 15.03% for the three months ended September 30, 2021, compared to 9.39% for the three months ended September 30, 2020. Annualized return on average tangible common equity was 16.34% and 10.08% for the same periods in 2021 and 2020, respectively. Excluding after-tax merger costs, prepayment penalties and branch closure costs, annualized adjusted return on average equity, average tangible equity and average tangible common equity were 12.32%, 13.98% and 15.00% for the three months ended September 30, 2020. Efficiency ratio was 59.47% for the three months ended September 30, 2021, compared to 67.71% for the comparable period in 2020. Included in the efficiency ratio for the three months ended September 30, 2020 was $4.7 million in merger costs, prepayment penalties and branch closure costs. The increases in the Corporation’s performance metrics from September 30, 2020 to September 30, 2021 were primarily due to growth in average earning assets, an increase in net interest margin, and a well-controlled level of operating efficiency.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income of $40.3 million for the three months ended September 30, 2021, an increase of $5.6 million, or 16.2%, from the three months ended September 30, 2020, primarily as a result of loan growth, various deposit pricing and liquidity strategies and PPP-related fees, which were approximately $2.4 million for the three months ended September 30, 2021, compared to $683 thousand for the three months ended September 30, 2020.

Net interest margin on a fully tax-equivalent basis was 3.30% and 3.15% for the three months ended September 30, 2021 and 2020, respectively. The yield on earning assets of 3.72% for the three months ended September 30, 2021 decreased 12 basis points from 3.84% for the three months ended September 30, 2020, primarily as a result of the lower interest rate environment and higher level of excess cash at the Federal Reserve. The cost of interest-bearing liabilities decreased 31 basis points from 0.83% for the three months ended September 30, 2020 to 0.52% for the three months ended September 30, 2021, primarily as a result of the Corporation’s targeted deposit rate reductions and the repayment of the Corporation's remaining FHLB borrowings in the fourth quarter of 2020.

NON-INTEREST INCOME

Total non-interest income was $8.4 million for the three months ended September 30, 2021, an increase of $1.6 million, or 24.1%, from the same period in 2020. During the three months ended September 30, 2021, Wealth and Asset Management fees increased $320 thousand, or 22.6%, compared to the three months ended September 30, 2020. Other significant improvements during the three months ended September 30, 2021 included increased income from investments in Small Business Investment Company ("SBIC") funds, charges on deposits and card processing and interchange income, resulting from increased business activity.

NON-INTEREST EXPENSES

For the three months ended September 30, 2021, total non-interest expense was $29.2 million, reflecting an increase of $831 thousand, or 2.9%, from the three months ended September 30, 2020. Included in non-interest expense for the three months ended September 30, 2020 is $4.7 million in merger costs, prepayment penalties and branch closure costs. Salaries and benefits increased $2.8 million from the three months ended September 30, 2020 primarily as a result of hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo, as well as the Corporation's latest expansion in Roanoke, VA through its de novo brand, Ridge View Bank, merit increases for existing employees, higher incentive compensation and higher benefit costs. Additionally, technology expense increased $1.4 million from the three months ended September 30, 2020 as a result of increased investments in technology aimed at enhancing customer experience. Finally, other expenses increased $1.2 million from the three months ended September 30, 2020. There were no significant increases or decreases in the individual components of other expenses. Accordingly, the efficiency ratio was 59.47% for the three months ended September 30, 2021, compared to 67.71% during the comparable period in 2020. Included in the efficiency ratio for the three months ended September 30, 2020 is $4.7 million in merger costs, prepayment penalties and branch closure costs.

INCOME TAX EXPENSE

Income tax expense was $3.5 million for the three months ended September 30, 2021 an increase of $1.5 million, or 76.7%, from the three months ended September 30, 2020. Our effective tax rate was 19.0% for the three months ended September 30, 2021, compared to 20.3% for the three months ended September 30, 2020. The decrease in the effective tax rate was primarily attributable to the change in mix of taxable and tax-exempt activities. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2021 and 2020 primarily due to our tax-exempt income from securities and loans, as well as earnings from bank owned life insurance.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2021 and 2020

OVERVIEW

The Corporation’s operating results for the nine months ended September 30, 2021 were impacted by the COVID-19 pandemic, as discussed in more detail above in "Results of Operations - Three Months Ended September 30, 2021 and 2020."

Net income was $43.1 million, or $2.36 per diluted common share, for the nine months ended September 30, 2021, compared to $24.8 million, or $1.57 per diluted share, for the same period in 2020, reflecting increases of $18.2 million, or 73.4%, and $0.79 per diluted share, or 50.3%. Included in net income for the nine months ended September 30, 2020 was the after-tax impact of $4.3 million, or $0.27 per diluted share, in merger costs, prepayment penalties and branch closure costs.

Provision for credit losses of $5.2 million for the first nine months of 2021 decreased $6.9 million, or 57.0%, from the comparable period in 2020. The provision for credit losses for the nine months ended September 30, 2020 included (i) a provision expense of approximately $2.6 million related to a specific loan loss reserve for a loan relationship moved to non-accrual at December 31, 2019, combined with (ii) a new qualitative factor specifically related to the ongoing COVID-19 pandemic of approximately $1.7 million, (iii) adjustments to the qualitative factors to reflect the Corporation's outlook on unemployment and the economy, partially offset by (iv) a lower allowance requirement as a result of lower growth in total loans compared to historical levels. The nine months ended September 30, 2021 provision for credit losses reflects a reserve requirement resulting from growth in the Corporation's loan portfolio, changes in historical loss rates and quantitative inputs including the unemployment forecast and prepayment speeds, coupled with qualitative adjustments in the Corporation's residential and consumer loan portfolios, growth in new market areas, as well as continued uncertainty with the pandemic and economic environment, and the impact of net charge-offs, partially offset by improvements or resolutions in the Corporation's individually evaluated loans.Net charge-offs in the first nine months of 2021 and 2020 were $2.3 million and $4.7 million, respectively. Net charge-offs of the Bank totaled $1.6 million and $3.6 million during the nine months ended September 30, 2021 and 2020, or 0.06% and 0.16%, respectively, of average Bank loans.

PPNR income was $58.3 million for the nine months ended September 30, 2021, as compared to $42.4 million for the nine months ended September 30, 2020, reflecting an increase of $15.9 million, or 37.5%. Included in PPNR for the nine months ended September 30, 2020 was $5.2 million in merger costs, prepayment penalties and branch closure costs.

Total revenue (comprised of net interest income plus non-interest income) was $142.2 million for the nine months ended September 30, 2021, an increase of $27.5 million, or 24.0%, from the nine months ended September 30, 2020, primarily as a result of growth in average earning assets of approximately $761.1 million or 19.3%, and an increase of 12 basis points in net interest margin during the same period.

Total non-interest expense was $84.0 million, for the nine months ended September 30, 2021, an increase of $11.7 million, or 16.1%, from the nine months ended September 30, 2020. Included in non-interest expense for the nine months ended September 30, 2020 was $5.2 million in merger costs, prepayment penalties and branch closure costs. Salaries and benefits increased $8.9 million from the nine months ended September 30, 2020 primarily as a result the acquisition of Bank of Akron, hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo, as well as the Corporation's latest expansion in Roanoke, VA through its de novo brand, Ridge View Bank, merit increases for existing employees, higher incentive compensation and higher benefit costs. Additionally, technology expense increased $4.4 million from the nine months ended September 30, 2020 as a result of increased investments in technology aimed at enhancing customer experience. Finally, other expenses increased $1.5 million from the nine months ended September 30, 2020 primarily as a result of market value appreciation in the Corporation’s deferred compensation plans.

Annualized return on average equity was 13.46% for the nine months ended September 30, 2021, compared to 9.77% for the nine months ended September 30, 2020. Annualized return on average tangible equity was 15.01% for the nine months ended September 30, 2021, compared to 11.10% for the nine months ended September 30, 2020. Annualized return on average tangible common equity was 16.35% and 11.39% for the same periods in 2021 and 2020, respectively. Excluding after-tax merger costs, prepayment penalties and branch closure costs, annualized adjusted return on average equity, average common equity and average tangible common equity were 11.47%, 13.03% and 13.37% for the nine months ended September 30, 2020 Efficiency ratio was 58.53% for the nine months ended September 30, 2021 compared to 62.15% for the comparable period in 2020. The efficiency ratio for the nine months ended September 30, 2020 included $5.2 million in merger costs, prepayment penalties and branch closure costs.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $117.7 million for the nine months ended September 30, 2021, an increase of $23.1 million, or 24.4%, from the nine months ended September 30, 2020,primarily as a result of loan growth, various deposit pricing and liquidity strategies and PPP-related fees, which totaled for the nine months ended September 30, 2021 approximately $6.8 million, compared to $683 thousand for the nine months ended September 30, 2020.

Net interest margin on a fully tax-equivalent basis was 3.37% and 3.25% for the nine months ended September 30, 2021 and 2020, respectively. The yield on earning assets of 3.81% for the nine months ended September 30, 2021 decreased 32 basis points from 4.13% for the nine months ended September 30, 2020, primarily as a result of the lower interest rate environment and higher level of excess cash at the Federal Reserve. The cost of interest-bearing liabilities decreased 49 basis points from 1.04% for the nine months ended September 30, 2020 to 0.55% for the nine months ended September 30, 2021, primarily as a result of the Corporation’s targeted deposit rate reductions and the repayment of the Corporation's remaining FHLB borrowings in the fourth quarter of 2020.

NON-INTEREST INCOME

Total non-interest income was $24.5 million for the nine months ended September 30, 2021, an increase of $4.4 million, or 22.0%, from the same period in 2020. Included in non-interest income for the nine months ended September 30, 2020 was $2.2 million in net realized gains on available for sale securities. Excluding the impact of the realized gains on available for sale securities for the nine months ended September 30, 2020, total non-interest income for the nine months ended September 30, 2021, increased $6.6 million, or 36.9%, from the same period in 2020. The increase was partially driven by growth in Wealth and Asset Management fees, as assets under management increased by $94.4 million, or 8.2%, from September 30, 2020, to $1.2 billion as of September 30, 2021. Other significant factors that contributed to the increase included mortgage banking, income from investments in SBIC funds, card processing and interchange income from increased business activity as well as an increase in net realized and unrealized gains on trading securities.

NON-INTEREST EXPENSES

For the nine months ended September 30, 2021, total non-interest expense was $84.0 million, an increase of $11.7 million, or 16.1%, from the nine months ended September 30, 2020. Included in non-interest expense for the nine months ended September 30, 2020 is $5.2 million in merger costs, prepayment penalties and branch closure costs. Salaries and benefits increased $8.9 million from the nine months ended September 30, 2020 primarily as a result the acquisition of Bank of Akron, hiring additional personnel in the Corporation's growth regions of Cleveland and Buffalo, as well as the Corporation's latest expansion in Roanoke, VA through its de novo brand, Ridge View Bank, merit increases for existing employees, higher incentive compensation and higher benefit costs. Additionally, technology expense increased $4.4 million from the nine months ended September 30, 2020 as a result of increased investments in technology aimed at enhancing customer experience. Finally, other expenses increased $1.5 million from the nine months ended September 30, 2020 primarily as a result of market value appreciation in the Corporation’s deferred compensation plans.

INCOME TAX EXPENSE

Income tax expense was $10.0 million for the nine months ended September 30, 2021 an increase of $4.5 million, or 82.8%, from the nine months ended September 30, 2020. Our effective tax rate was 18.8% for the nine months ended September 30, 2021 compared to 18.0% for the nine months ended September 30, 2020. Included in the 18.0% effective tax rate for the nine month ended September 30, 2020 were merger costs, prepayment penalties and branch closure costs, which reduced the effective tax rate. The effective tax rates for the periods differed from the federal statutory rate of 21.0% at September 30, 2021 and 2020 primarily due to our tax-exempt income from securities and loans, as well as earnings from bank owned life insurance.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	September 30,	December 31,
	2021	2020
Calculation of tangible book value per share and tangible common equity/tangible assets:
Shareholders' equity	$437,689	$416,137
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	485	567
Tangible common equity	$335,670	$314,036

Total assets	$5,246,286	$4,729,399
Less: goodwill	43,749	43,749
Less: core deposit intangible	485	567
Tangible assets	$5,202,052	$4,685,083

Ending shares outstanding	16,889,694	16,833,008

Tangible book value per common share	$19.87	$18.66
Tangible common equity/Tangible assets	6.45%	6.70%

Calculation of tangible equity/tangible assets:
Shareholders' equity	$437,689	$416,137
Less: goodwill	43,749	43,749
Less: core deposit intangible	485	567
Tangible equity	$393,455	$371,821

Tangible assets	$5,202,052	$4,685,083

Tangible equity/Tangible assets	7.56%	7.94%

Calculation of tangible common equity/tangible assets, net of PPP-related loans and excess liquidity at the Federal Reserve:
Tangible common equity	$335,670	$314,036

Tangible assets	$5,202,052	$4,685,083
Less: PPP-related loans	85,354	155,529
Less: Excess liquidity at the Federal Reserve	682,475	482,503
Adjusted tangible assets	$4,434,223	$4,047,051

Adjusted tangible common equity/tangible assets	7.57%	7.76%

Calculation of tangible equity/tangible assets, net of PPP-related loans and excess liquidity at the Federal Reserve:
Tangible equity	$393,455	$371,821
Adjusted tangible assets	$4,434,223	$4,047,051

Adjusted tangible equity/tangible assets	8.87%	9.19%

	(unaudited)		(unaudited)
	September 30,	December 31,	September 30,
	2021	2020	2020
Calculation of allowance / loans, net of PPP-related loans:
Total allowance for credit losses (2)	$37,230	$34,340	$26,887

Total loans net of unearned income	$3,511,125	$3,371,789	$3,345,810
Less: PPP-related loans	85,354	155,529	222,972
Adjusted total loans, net of unearned income, PPP-related loans (non-GAAP)	$3,425,771	$3,216,260	$3,122,838

Adjusted allowance / loans, net of PPP-related loans (non-GAAP) (2)	1.09%	1.07%	0.86%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$45,745	$42,692	$133,963	$121,551
Interest expense (fully tax equivalent basis) (non-GAAP)	5,153	7,692	15,550	25,923
Net interest income (fully tax equivalent basis) (non-GAAP)	$40,592	$35,000	$118,413	$95,628

Average total earning assets	$4,889,774	$4,441,326	$4,712,741	$3,951,669
Less: average mark to market adjustment on investments	10,029	21,859	10,879	18,589
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,879,745	$4,419,467	$4,701,862	$3,933,080

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.30%	3.15%	3.37%	3.25%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of efficiency ratio:
Non-interest expense	$29,199	$28,368	$83,968	$72,309
Less: core deposit intangible amortization	26	26	82	178
Adjusted non-interest expense (non-GAAP)	$29,173	$28,342	$83,886	$72,131

Non-interest income	$8,414	$6,778	$24,510	$20,091

Net interest income	$40,295	$34,664	$117,721	$94,596
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,185	1,375	3,710	4,351
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	1,532	1,792	4,796	5,730
Adjusted net interest income (non-GAAP)	40,642	35,081	118,807	95,975
Adjusted net revenue (non-GAAP) (tax-equivalent)	$49,056	$41,859	$143,317	$116,066
Efficiency ratio	59.47%	67.71%	58.53%	62.15%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of PPNR:
Net interest income	$40,295	$34,664	$117,721	$94,596
Add: Non-interest income	8,414	6,778	24,510	20,091
Less: Non-interest expense	29,199	28,368	83,968	72,309
PPNR (non-GAAP)	$19,510	$13,074	$58,263	$42,378

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of adjusted return on average equity:
Net income	$14,907	$7,785	$43,078	$24,844
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	0	3,803	0	4,322
Adjusted net income	$14,907	$11,588	$43,078	$29,166
Average shareholders' equity	$437,822	$374,091	$427,919	$339,560
Adjusted return on average equity	13.51%	12.32%	13.46%	11.47%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of return on average tangible equity:
Net income	$14,907	$7,785	$43,078	$24,844
Average tangible shareholders' equity	393,571	329,859	383,641	298,922
Return on average tangible equity (non-GAAP) (annualized)	15.03%	9.39%	15.01%	11.10%

Calculation of adjusted return on average tangible equity:
Net income available to common stockholders	$14,907	$7,785	$43,078	$24,844
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	0	3,803	0	4,322
Adjusted net income available to common stockholders	$14,907	$11,588	$43,078	$29,166
Average common shareholders' equity	393,571	329,859	383,641	298,922
Adjusted return on average common equity (non-GAAP) (annualized)	15.03%	13.98%	15.01%	13.03%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of return on average tangible common equity:
Net income available to common stockholders	$13,831	$7,785	$39,852	$24,844
Average tangible common shareholders' equity	335,786	307,257	325,856	291,333
Return on average tangible common equity (non-GAAP) (annualized)	16.34%	10.08%	16.35%	11.39%

Calculation of adjusted return on average tangible common equity:
Net income available to common stockholders	$13,831	$7,785	$39,852	$24,844
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	0	3,803	0	4,322
Adjusted net income available to common stockholders	$13,831	$11,588	$39,852	$29,166
Average tangible common shareholders' equity	335,786	307,257	325,856	291,333
Adjusted return on average tangible common equity (non-GAAP) (annualized)	16.34%	15.00%	16.35%	13.37%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Calculation of non-interest income excluding net realized gains on available-for-sale securities:
Non-interest income	$8,414	$6,778	$24,510	$20,091
Less: net realized gains on available-for-sale securities	0	0	0	2,190
Adjusted non-interest income	$8,414	$6,778	$24,510	$17,901

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

September 30, 2021
Change in Basis Points	% Change in Net Interest Income
400	24.6%
300	18.0%
200	12.4%
100	6.3%
(100)	(6.3)%
(200)	(10.7)%

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2021	0	$0	0	183,131
August 1 – 31, 2021	0	0	0	183,131
September 1 – 30, 2021	0	0	0	183,131

(1)The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of September 30, 2021, there were 183,131 shares remaining in the program.

Additionally, during the quarter ended September 30, 2021, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Executive Employment Agreement, dated August 30, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2021)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 4, 2021	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 4, 2021	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)