Form 10-K
period 2021-12-31
CNB FINANCIAL CORP/PA
filed 2022-03-03
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $362,508,707
The number of shares outstanding of the registrant’s common stock as of March 1, 2022: 16,910,921 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on April 19, 2022 are incorporated by reference into Part III of this report.

PART I.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

CNB Financial Corporation (the "Corporation") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank (the "Bank") and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”) and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank, and in July 2020, the Corporation acquired Bank of Akron.

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

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank continues to operate one of these branch locations within its ERIEBANK franchise, with the other location ceasing operations in August 2020. In January 2020, the Corporation established a loan production office ("LPO") in Cleveland, Ohio. This LPO operated within the ERIEBANK division as of December 31, 2021 and has subsequently closed. In conjunction with the closing of the LPO, the Corporation opened a full-service branch in Cleveland, Ohio. The Bank currently operates eleven full-service branch locations, a division of the Bank, with its headquarters in Erie, Pennsylvania.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. The Bank currently operates six full-service branch locations as FCBank, a division of the Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the state of New York as BankOnBuffalo, a division of the Bank. In July 2020, the Corporation acquired Bank of Akron, with its branch locations operating with BankOnBuffalo. The Bank currently operates ten branch locations and one drive-up office as BankOnBuffalo, a division of the Bank, with its headquarters in Buffalo, New York.

In 2021, the Bank received regulatory approval to conduct business in the state of Virginia as Ridge View Bank, a division of the Bank. The Bank currently operates two LPOs in Roanoke, Virginia.

The Bank had 44 full-service branch offices located in various communities in its market area at December 31, 2021, and as noted previously has subsequently opened one additional full service branch. The Bank’s primary market area includes the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Roanoke, Virginia.

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

Holiday Financial Services Corporation

In 2005, the Corporation entered the consumer discount loan and finance business, which is conducted through a wholly-owned subsidiary, Holiday. Holiday currently has nine offices within the Corporation’s market area.

Cybersecurity

Following a cybersecurity incident in the fourth quarter of 2020 that resulted in potential unauthorized access to personally identifiable information, the Corporation has continued to enhance its data security systems, technology platforms, employee education and risk management processes in an effort to underpin its business strategy. Although the Corporation’s core systems were not compromised and the Corporation has not experienced any material losses, the Corporation is committed to implementing strategies to prevent and/or mitigate future cyber attacks.

Federal regulators issued two statements regarding cybersecurity: (i) a statement indicating that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institutions; and (ii) a statement indicating the expectation of a financial institution's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption and maintenance of the financial institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to: (a) enable recovery of data and business operations, (b) address rebuilding network capabilities, and (c) restore data if the financial institution or any of its critical service providers fall victim to this type of cyber-attack. If the Company does not comply with this regulatory guidance, it could be subject to various regulatory sanctions, as well as financial penalties.

Competition

The financial services industry in the Corporation’s service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from changes in legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services. Some of the financial service providers operating in the Corporation’s market area operate on a large-scale regional or national basis and possess greater resources than those of the Corporation. The Corporation is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

In addition to the summary below, as a result of the COVID-19 pandemic, the U.S. bank regulators issued several letters and other guidance during the course of 2020 and 2021 to bank holding companies and banks regarding expectations for supporting the community and certain related temporary regulatory changes or accommodations, including, for example, temporary relief for banks that may exceed certain regulatory asset thresholds due in large part to their participation in government programs established in response to the COVID-19 pandemic. The Corporation continues to monitor guidance and developments related to the COVID-19 pandemic.

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

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in, or own companies that engage in, activities deemed by the Federal Reserve Board to be permissible for bank holding companies or financial holding companies. Activities permissible for bank holding companies include those that are so closely related to banking or managing or controlling banks as to be a proper incident thereto." Activities for financial holding companies include those that are "so closely related to banking as to be a proper incident thereto" as well as certain additional activities deemed "financial in nature or incidental to such financial activity" or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of the depository institution or the financial system.

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

Capital Adequacy

The Capital Rules adopted in 2013 by the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency generally implement the Basel Committee on Banking Supervision’s capital framework, referred to as Basel III, for strengthening international capital standards. The Capital Rules revise the definitions and components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of assets.

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

In July 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions were required to implement the simplification rule by April 1, 2020.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of a certain size ( greater than 9% beginning January 1, 2022), we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. To date, we have not opted in to this community bank leverage ratio framework.
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

At December 31, 2021, the Bank qualified as "well capitalized" under applicable regulatory capital standards.

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

Financial Privacy and Data Security

The Corporation is subject to federal laws, including the Gramm-Leach-Bliley Act, and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated financial institutions. These provisions require notice of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of opt-out or opt-in authorizations.

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

Human Capital

As of December 31, 2021, the Corporation had a total of 703 employees, of which 659 were full time and 44 were part time.

The Corporation respects, values and promotes the realization of an increasing diversity and inclusivity profile in our team of Board members and employees, and our customers, reflective of the communities we serve. The Corporation emphasizes relevant governance and diversity and inclusion principles in strategic planning, human capital management and leadership development (which includes recruiting and retaining employees).

Strategic Planning and Related Training

The Corporation has established a formal Strategic Plan, and the framework of the Strategic Plan establishes that principles of inclusion and diversity encompass and integrate with the other objectives of the Strategic Plan, including exceptional experiences, demonstrated leadership, adaptable technology, and long-term growth. In establishing these principles as the foundation upon which all other strategic objectives are anchored, the Corporation seeks to further develop and sustain a diverse, equitable, and inclusive culture, with sensitivity to the entirety of the Corporation’s footprint and environment in which it operates. The differences among the Corporation’s Board and employees, and its customers and community members, are respected and embraced to drive innovative products, services, and solutions that effectively meet the variety of needs among the Corporation’s diverse group of stakeholders.

To ensure that the principles are understood, implemented, and demonstrated by the Corporation’s employee team on a sustained basis, the Corporation is developing comprehensive diversity, equity, and inclusion communication processes and a training curriculum – a comprehensive program to be delivered beginning in 2022 to all employees, including internal sessions delivered by a certified diversity and inclusion trainer, supplemented by relevant external training sources. This effort will include establishing measurable goals of inclusion and diversity accountability, qualitative processes and actions for achievement of these goals, and regular quantitative assessments to measure the impact on the Corporation, its experiences, and its culture.

Inclusion and Diversity Committee

In support of its strategic diversity and inclusion efforts, and to ensure that the diverse perspectives of the entire Corporation’s employee team is considered when developing and implementing its service and operating profile, the Corporation established an Inclusion and Diversity Committee (the “Diversity Committee”) in 2018. This Diversity Committee, which meets monthly, is comprised of over 10 employee members including underrepresented minorities, females, and those who identify as LGTBQ+, with the following committee responsibilities and goals:

•Encourage an inclusive and engaged workforce culture through communications and training;
•Demonstrate sustainability, commitment and accountability by tracking inclusion and diversity efforts bank wide;
•Bring awareness to the importance of inclusion and diversity internally and externally.

The Diversity Committee’s meeting minutes, activities and recommendations are provided regularly to the Corporation’s executive management team for consideration to promote the effective integration of diversity and inclusion principles into the respective facets of our business evaluated and addressed by the Diversity Committee.

Human Capital Management and Leadership Development

We seek to recognize the unique contribution each employee brings to the Corporation, and we are fully committed to supporting a workplace that understands, accepts and values the similarities and differences between individuals. The Corporation’s key human capital management objectives are to recruit, hire, develop and promote a deeply experienced and diverse employee team, supplemented by similarly inclusive and diversity-focused third-party vendors, that collectively translate into a strong workforce committed to fostering, promoting, and preserving the entire spectrum of our communities and culture, while successfully executing our business strategies and demonstrating our corporate values. To support these objectives, the Corporation’s Employee Experience processes and programs are designed and operated to:

•Attract and develop talented employees across the spectrum of professional experience, life experience, socio-economic background, gender, race, religion, skill set, and geographic representation;
•Prepare all members of our team for critical roles and leadership positions both now and the future, in serving as employees and valuable community members;
•Reward and support employees fairly and without discrimination based upon successful performance and through competitive pay and benefit programs;
•Enhance the Corporation’s culture through efforts to better understand, foster, promote, and preserve a culture of diversity and inclusion; and
•Evolve and invest in technology, tools, and resources to better support employees of varying skills and backgrounds at work.

Among the means we use to monitor our performance in employee diversity and inclusion management, we take recurring management and employee demographic measurements and engagement surveys, and utilize the results to identify progress made, as well as areas in need of more attention, in improving the diversity, equity, and inclusion of our leadership and workforce profile, and personnel management practices.

A critical measure is realizing increasing diversity in our senior leadership positions, as those members of the Corporation’s management have greater ability to effectuate sustained change in the composition of our team and the expanded, relevant involvement of all groups within the spectrum of our workforce and communities.

The Corporation’s senior leadership team, which is comprised of individuals with the titles of Senior Vice President, Executive Vice President, Senior Executive Vice President, Regional President, President, and CEO, opened the Year 2021 with 33 individuals, including 11 members, or 33%, who were female or members of underrepresented minority groups. As we began the Year 2022, our senior leadership team has expanded to 36 individuals, with females and members of underrepresented minority groups comprising 12, or 33%, of the team.

As a result of broadening our recruitment efforts to increase the diversity of our team, for the year ended December 31, 2021, the Corporation hired 48 individuals from groups designated as underrepresented minorities, out of 245 total hires for the entire Corporation in 2021. While 2021 saw the most minority hires made in one year by the Corporation, allowing us to realize improvement in our overall ethnic diversity workforce profile, we recognize that our efforts must continue to remain diligent and be increasingly productive, as some of our regional bank’s workforce profiles do not yet more closely parallel the overall underrepresented minority demographics of their respective communities, particularly our predominantly urban markets including Cleveland, Columbus, Buffalo, and Erie.

As part of expanding our efforts and outlets to reach more qualified underrepresented minority candidates for new or open positions in 2022 and beyond, we are broadening our outreach to new sources for identifying and recruiting talented and qualified minority candidates. This includes partnering with a local Buffalo, New York college to offer apprenticeship programs designed to provide meaningful on-the-job training, work experience and college credits towards certificates and banking degrees to minority students. Additionally, our involvement in the Ohio Bankers League Summer Banking Institute allows us to offer internships to minority college students to increase awareness of career opportunities available in the banking industry in both the Cleveland and Columbus, Ohio markets. We believe our participation in these programs will help us identify or develop similar programs and minority recruitment opportunities in other markets and communities within the Corporation’s footprint.

Community Involvement and Social Impacts

The Corporation serves as a cornerstone institution of both financial support and community service in the markets in which we serve. We are committed to strengthening these communities through the active volunteering of our employees.

The Corporation's employees actively participate in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. Despite the continuing COVID-19 pandemic, the Corporation’s employees found innovative ways to give back to their communities. During 2021, employees donated 7,835 hours in support of more than 456 organizations, with 58% of employees actively participating. Additionally, there were approximately $700,000 in donations to community organizations and events within the communities we serve. Notably, even during the COVID-19 pandemic, the Corporation’s Martin Luther King, Jr. “Take the Day On” efforts resulted in the support of 32 community organizations and 206 volunteer hours. Employees collected donations and delivered them to local organizations in need during this national day of service, which typically serves as a bank holiday. Another example of the Corporation’s involvement in the community is a Financial Reality Fair for high school students, many of which are in low-to-moderate income households, held at the local career center. The event benefited 400 high school students from six high schools, resulted in over 200 hours of volunteer time and partnerships with six community organizations. Bank experts not only shared their real-life knowledge of budgeting, but also provided additional follow up financial education after the fair.

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

Economic Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and another pandemic or public health crisis in the future could have, a material adverse effect on our business, results of operations and financial condition. Such effects will depend on future developments that are highly uncertain and difficult to predict.

The COVID-19 pandemic has had and continues to have, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 pandemic evolved rapidly and many countries and state and local governments in the United States, including those in which we operate, reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines that, among other things, resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Although the United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in 2020 and ongoing relief efforts, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

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
•higher inflation and supply chain disruptions;
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

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, each of which is highly uncertain and difficult to predict, including, but not limited to, the scope, severity and duration of the pandemic and its impact on our customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the direct and indirect economic effects of the pandemic and containment measures, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta and Omicron variants, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the pandemic, including the availability of and access to credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on the Corporation’s business, financial position and results of operations. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Corporation’s products, adversely affect the creditworthiness of the Corporation’s borrowers or result in lower values for the Corporation’s investment securities and other interest-earning assets.

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
•Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for credit losses.
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

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management believes that the processes in place for assessing the appropriate level of the allowance for credit losses are robust, such policies and procedures have limitations, including judgment errors in management’s risk analysis, and may not prevent unexpected losses in the future. Moreover, the CECL methodology may create more volatility in the level of our allowance for credit losses from quarter to quarter as changes in the level of allowance for credit losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality. These factors could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The price of the Corporation’s common stock on the Global Select Market of The NASDAQ Stock Market LLC ("NASDAQ") constantly changes. The Corporation expects that the market price of its common stock will continue to fluctuate, and the Corporation cannot give you any assurances regarding any trends in the market prices for its common stock.

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

The future declaration of dividends by the Corporation’s Board of Directors will depend on a number of factors, including capital requirements, regulatory limitations, the Corporation’s operating results and financial condition and general economic conditions. As a bank holding company, the Corporation’s principal assets and sources of income are derived from the Bank and, as a result, the Corporation’s ability to pay dividends depends primarily on the receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on retained earnings, imposed by bank regulatory agencies. The ability of the Bank to pay dividends is also subject to financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. The Corporation cannot assure you that the Bank will be able to pay dividends to the Corporation in the future. If the Corporation were unable to receive dividends from the Bank, it would materially and adversely affects the Corporation’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common stock. The Corporation may decide to limit the payment of dividends to its stockholders even when the Corporation has the legal ability to pay them in order to retain earnings for use in the Corporation’s business.

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

Severe weather, flooding and other effects of climate change and other natural disasters, such as earthquakes, could adversely affect our financial condition, results of operations or liquidity.

Our branch locations and our customers’ properties may be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can force property closures, result in property damage and/or result in delays in expansion, development or renovation of our properties and those of our customers. Even if these events do not directly impact our properties or our customers’ properties, they may impact us and our customers through increased insurance, energy or other costs. In addition, changes in laws or regulations, including federal, state or city laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our branch locations and/or our customers’ properties.

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

The Corporation depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition, results of operations and capital could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

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

The Corporation’s operations may be adversely affected if its external vendors do not perform as expected or if its access to third-party services is interrupted.

The Corporation relies on certain external vendors to provide products and services necessary to maintain the day-to-day operations of the Corporation. Some of the products and services provided by vendors include key components of our business infrastructure including data processing and storage and internet connections and network access, among other products and services. Accordingly, the Corporation’s operations are exposed to the risk that these vendors will not perform in accordance with the contracted arrangements or under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements or under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could disrupt the Corporation’s operations. If we are unable to find alternative sources for our vendors’ services and products quickly and cost-effectively, the failures of our vendors could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

Additionally, our information technology and telecommunications systems interface with and depend on third-party systems, and we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of the Corporation’s or any of its subsidiaries’ operational or security systems or infrastructure, or those of third party vendors and other service providers, including as a result of cyber attacks, could disrupt the Corporation’s or any of its subsidiaries’ businesses, result in the unauthorized disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs, or cause losses.

The Corporation, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions. The Corporation also collects and processes regulated personal date of employees and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, vulnerabilities, disruptions and breakdowns. Although the Corporation has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which employees' or customers’ personal information is stored and that customers use to access the Corporation’s and its subsidiaries products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition. In addition, significant disruptions of our third party vendors’ and/or service providers’ security systems or infrastructure, or other similar data security incidents, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, regulated personal or confidential information, which could harm our business.

Although to date the Corporation has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future and our information systems remain a target of cyber attacks. Given the evolving nature of security threats and evolving safeguards, there can be no assurance that any preventive, protective, or remedial measures are or will be adequate to address threats that arise. However, even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our operational or security systems or infrastructure and the data contained therein, or our data that is contained in our subsidiaries’ or third parties’ systems. Additionally, while we have implemented security measures that we believe are appropriate, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. The Corporation continues to enhance its data security systems, technology platforms, employee education and risk management processes, in an effort to underpin its business strategy as well as in response to the evolving threat landscape and any incidents we experience. In connection with these efforts, we have incurred costs and expect to incur additional costs as we continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. In addition, any actual or perceived failure by the Corporation or our vendors or business partners to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties may result in claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects.

The Corporation’s risk and exposure to these matters, including future "phishing" attempts like the 2020 incident, remain heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Corporation’s controls, processes and practices designed to protect its and its subsidiaries systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation. As cyber threats continue to evolve, the Corporation may be required to expend further significant resources to continue to modify or enhance its protective measures or to investigate and remediate future information security vulnerabilities.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

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

General Risk Factors

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 44 full-service offices at December 31, 2021 and has subsequently opened one additional full-service office. Of these 45 offices, 23 are owned and 21 are leased from independent owners and one is leased from the Corporation. Holiday has nine full-service offices, of which eight are leased from independent owners and one is leased from the Corporation. The Bank’s primary market area includes the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Roanoke, Virginia. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from three to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Global Select Market of NASDAQ under the symbol "CCNE." As of December 31, 2021, the number of shareholders of record of the Corporation’s common stock was 6,191.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2021	0	$0	0	183,131	(1)
November 1 – 30, 2021	36,359	$27.50	36,359	146,772	(1)
December 1 – 31, 2021	0	$0	0	146,772	(1)

(1)The Corporation’s stock repurchase program, which was announced on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of December 31, 2021, there were 146,772 shares remaining for repurchase under the program.

Additionally, during the quarter ended December 31, 2021, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2016 and ending December 31, 2021. Previously, the Corporation utilized the SNL Bank NASDAQ Index as the peer group index. The SNL Bank NASDAQ Index was retired in August 2021 and, therefore, there is no value to disclose for the SNL Bank NASDAQ Index as of 12/31/2021. The Corporation utilized as a replacement index the KBW NASDAQ Bank Index.

 CNB Financial Corporation

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
CNB Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
CNB Financial Corporation	100.00	100.79	90.21	131.65	88.76	113.57
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Source : S&P Global Market Intelligence
© 2022

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented to provide insight into management’s assessment of financial results and should be read in conjunction with the following parts of this Form 10-K: Part I, Item 1 “Business,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.”

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Corporation, our customers and the global economy and financial markets. The COVID-19 pandemic has impacted us and our customers significantly, and the extent that it continues to impact us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on our customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the direct and indirect economic effects of the pandemic and containment measures, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta and Omicron variants, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under Part I, "Item 1A. Risk Factors" in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

Overview

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson, and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware, and Franklin. BankOnBuffalo, a division of the Bank, operates in New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Roanoke, Virginia.

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

COVID-19 Considerations

The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had, and continue to have, significant repercussions across regional and global economies and financial markets. The COVID-19 pandemic, its associated responsive measures and the resulting economic slowdown have disrupted our business and are expected to continue to have a significant impact on our business, financial performance and operating results. Since we cannot estimate when the COVID-19 pandemic and the associated responsive measures will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. However, management will continue to proactively implement strategies to mitigate the impact of the pandemic on the Corporation’s business, risk profile and financial performance.

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

•Restricted all non-essential travel while continuing to monitor and update the Corporation's quarantine protocols based on governmental guidelines;

•Enforcing safe practices in branch lobbies order to serve consumer and business customers and continued to offer the Corporation's customers alternatives through its drive-through capabilities, network of ATMs, internet banking, mobile application and telephone customer service capabilities;

•Continued remote-access availability for the Corporation's workforce to work from home or other remote locations. The Corporation has taken appropriate efforts to ensure that activities are performed in accordance with the Corporation's compliance and information security policies, which are designed to ensure customer data and other information is properly safeguarded; and

•Instituted mandatory social distancing policies for those employees not working remotely.

To ensure the safety of its customers and employees, the Corporation continues to monitor the COVID-19 pandemic closely and update its response plan accordingly.

Non-GAAP Financial Information

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

In addition, non-GAAP evaluations on the impact of PPP-related loans (as defined below), merger costs, branch closure costs and Federal Home Loan Bank of Pittsburgh ("FHLB") prepayment penalties on various metrics of the Corporation’s financial performance include calculations related to return on average equity, return on average tangible equity, return on average tangible common equity, tangible equity/tangible assets, tangible common equity/tangible assets and allowance for credit losses/loans. A reconciliation of these non-GAAP financial measures is provided below in the "Non-GAAP Financial Measures" section.

Management considers return on average assets, return on average equity, earnings per common share, asset quality, and other metrics as key measures of the financial performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. In order to address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2021 Balance	2020 Balance	$ Change vs. prior year	% Change vs. prior year
Total assets	$5,328.9	$4,729.4	$599.5	12.7%
Total loans, net of allowance for credit losses	3,597.2	3,337.4	259.8	7.8%
Total securities	707.6	591.6	116.0	19.6%
Total deposits	4,715.6	4,181.7	533.9	12.8%
Total shareholders’ equity	442.8	416.1	26.7	6.4%

Cash and Cash Equivalents

Cash and cash equivalents totaled $732.2 million at December 31, 2021, including additional excess liquidity of $684.3 million held at the Federal Reserve. Cash and cash equivalents totaled $532.7 million at December 31, 2020. The increase in liquidity was primarily the result of the impact of government stimulus initiatives and organic growth in deposits.

In addition to the Corporation's deposit growth strategies, management believes the liquidity needs of the Corporation are satisfied primarily by the current balance of cash and cash equivalents, customer deposits, FHLB borrowing capacity, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will support both existing operations, future loan and investment portfolio growth and off-balance sheet commitments as they come due.

Securities

Securities available for sale and equity securities totaled $707.6 million and $591.6 million at December 31, 2021 and 2020, respectively. Note 3, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment. The increase of approximately $116.0 million, or 20%, from December 31, 2020 to December 31, 2021, resulted primarily from the Corporation’s liquidity strategy implemented in 2021. This strategy focused on deploying excess liquidity earning a relatively modest level of interest at the Federal Reserve towards investment securities that met the Corporation’s risk profile parameters for investments.

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities available for sale as of December 31, 2021. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	December 31, 2021
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$7,328	1.97%	$60,354	1.57%	$44,066	1.83%	$0	0.00%	$111,748	1.70%
State and Political Subdivisions	$3,139	3.00%	$26,223	2.85%	$51,851	2.22%	$22,497	2.33%	103,710	2.43%
Residential and multi-family mortgage	$0	0.00%	$28,439	2.88%	$41,051	2.09%	$365,147	1.38%	434,637	1.55%
Corporate notes and bonds	$661	0.38%	$2,946	0.62%	$24,457	3.92%	$0	0.00%	28,064	3.49%
Pooled SBA	$0	0.00%	$359	5.15%	$12,449	2.73%	$6,224	1.78%	19,032	2.46%
Total	$11,128	2.17%	$118,321	2.16%	$173,874	2.37%	$393,868	1.44%	$697,191	1.81%

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than the U.S. Treasury and governmental sponsored entities.

The Corporation generally purchases debt securities over time and does not attempt to "time" its transactions, which allows for more efficient management of fluctuations in the interest rate environment. The Corporation's strategy given the current environment is to focus on lower risk securities, shorter durations that complement the current portfolio investment ladder, and consistent reinvestment of cash flows to replace lower earning assets.

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

Loans

Note 4, "Loans," in the consolidated financial statements provides more detail concerning the loan portfolio of the Corporation. At December 31, 2021, loans totaled $3.6 billion, an increase of $263.0 million, or 7.8%, compared to December 31, 2020. As further discussed below, during the second quarter of 2020, the Corporation began originating loans to qualified small businesses under the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA") under the provisions of the CARES Act. Excluding the impact of PPP loans, net of PPP deferred processing fees (such loans, the "PPP-related loans"), the Corporation's loan portfolio increased $373.3 million, or 11.6%, from December 31, 2020. The growth was primarily driven by the Corporation's ongoing expansion in the Cleveland and Ridge View regions, combined with continued strong growth in its Private Banking division, coupled with increased lending opportunities in other regions of the Corporation.

Included in the loan growth discussed above, and as part of the liquidity management strategies first implemented by the Corporation in 2020, the year ended December 31, 2021 reflected an increase in syndicated lending activities of $103.7 million from December 31, 2020. The syndicated loan portfolio totaled $125.8 million, or 3.5% of total loans, excluding PPP-related loans, at December 31, 2021. The Corporation internally underwrites each syndicated loan individually and considers these loans as an alternative to purchasing investment securities. While the overall strategy is to redeploy lower earning assets towards a higher profitability loan with a risk profile that meets the underwriting policies, the Corporation does not expect this type of activity to become a significant component of its business.

Loan Origination/Risk Management

The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. The Corporation has not underwritten any hybrid loans, payment option loans, or low documentation/no documentation loans. Variable rate loans are generally underwritten at the fully indexed rate. Loan underwriting policies and procedures have not changed materially between any periods presented. As discussed more fully above, syndicated loan purchases are underwritten utilizing the same process as the Corporation’s originated loans.

The Corporation has begun to explore the credit and reputational risks associated with climate change and their potential impact on the foregoing, while closely monitoring regulatory developments on climate risk. This includes, among other things, researching and developing a formalized approach to considering climate change related risks in the Corporation's underwriting processes. This approach will be impacted, in part, by the accessibility and reliability of both customer climate risk data and climate risk data in general. One of the objectives of these efforts is to enable the Corporation to better understand the climate change related risks associated with the Corporation's customers' business activities and to be able to monitor their response to those risks and their ultimate impact on the Corporation's customers.

Although it is possible that the on-going effects of COVID-19 could continue to impact demand for our loan products, the Corporation expects to continue to achieve robust loan growth in 2022 as a result of its diversified markets and its focus on core customer acquisition strategies.

Customer Support Strategies and Loan Portfolio Profile

As of December 31, 2021, the Corporation had outstanding $47.1 million in PPP loans at a rate of 1.00%, representing 446 PPP loan relationships, and deferred PPP processing fees of approximately $1.9 million. For the twelve months ended December 31, 2021, the Corporation recognized $8.7 million in deferred PPP processing fees ("PPP-related fees"). The outstanding balance of PPP loans at December 31, 2021 included loans from the two different origination years: (i) $199 thousand, or seven loans from the Corporation's participation in the PPP in 2020, and (ii) $46.9 million, or 439 loans, from the Corporation’s participation in the PPP in 2021.

In accordance with the CARES Act, the Corporation also deferred loan payments for its commercial and consumer customers, as determined on a case-by-case basis by the financial needs of each customer. As of December 31, 2021, there were five loans with deferred loan payment arrangements totaling $397 thousand, compared to $151.0 million, or 167 loans, at December 31, 2020.

Maturities and Sensitivities of Loans to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loan portfolio at December 31, 2021. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	December 31, 2021
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans with Fixed Interest Rate
Farmland	$99	$1,667	$1,611	$935	$4,312
Owner-occupied, nonfarm nonresidential properties	5,277	19,399	19,807	9,056	53,539
Agricultural production and other loans to farmers	0	284	0	0	284
Commercial and Industrial	15,621	224,510	62,089	185	302,405
Obligations (other than securities and leases) of states and political subdivisions	2,679	4,559	50,807	39,902	97,947
Other loans	21	1,125	871	295	2,312
Other construction loans and all land development and other land loans (1)	10,243	10,878	7,319	1,790	30,230
Multifamily (5 or more) residential properties	1,452	56,949	3,090	4,753	66,244
Non-owner occupied, nonfarm nonresidential properties	25,595	63,094	18,319	6,798	113,806
1-4 Family Construction (1)	2,482	0	652	4,951	8,085
Home equity lines of credit	1	102	701	518	1,322
Residential Mortgages secured by first liens	1,815	23,663	252,640	109,134	387,252
Residential Mortgages secured by junior liens	234	5,802	42,533	4,385	52,954
Other revolving credit plans	29	16	16	2	63
Automobile	394	15,514	4,954	0	20,862
Other consumer	7,646	31,176	7,793	2,852	49,467
Credit cards	0	0	0	0	0
Overdrafts	0	0	0	0	0
Total	$73,588	$458,738	$473,202	$185,556	$1,191,084

Loans with Variable or Floating Interest Rate
Farmland	$451	$2,544	$9,010	$7,451	$19,456
Owner-occupied, nonfarm nonresidential properties	11,800	30,222	283,777	55,334	381,133
Agricultural production and other loans to farmers	829	0	266	0	1,095
Commercial and Industrial	196,459	120,532	87,633	1,960	406,584
Obligations (other than securities and leases) of states and political subdivisions	0	1,660	17,244	24,036	42,940
Other loans	2,174	2,911	1,647	4,935	11,667
Other construction loans and all land development and other land loans (1)	60,175	110,199	88,427	9,838	268,639
Multifamily (5 or more) residential properties	16,311	48,928	66,351	18,309	149,899
Non-owner occupied, nonfarm nonresidential properties	68,275	137,110	288,479	55,392	549,256
1-4 Family Construction (1)	7,382	1,287	3,526	17,542	29,737
Home equity lines of credit	4,786	6,761	73,563	18,085	103,195
Residential Mortgages secured by first liens	6,976	14,721	154,116	263,664	439,477
Residential Mortgages secured by junior liens	1,098	113	2,318	206	3,735
Other revolving credit plans	2,992	1,930	21,102	449	26,473
Automobile	0	0	0	0	0
Other consumer	1	46	78	84	209
Credit cards	9,935	0	0	0	9,935
Overdrafts	278	0	0	0	278
Total	$389,922	$478,964	$1,097,537	$477,285	$2,443,708

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

The Corporation generally structures commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation on our part, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates.

Loan Concentration

At December 31, 2021, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Quality

The following table presents information concerning loan delinquency and other nonperforming assets at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Nonaccrual loans	$19,420	$30,359
Accrual loans greater than 90 days past due	168	325
Total nonperforming loans	19,588	30,684
Other real estate owned	707	862
Total nonperforming assets	$20,295	$31,546
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$9,006	$10,457
Nonperforming TDR loans (1)	7,600	4,631
Total TDR loans	$16,606	$15,088
Total loans	$3,634,792	$3,371,789
Nonaccrual loans as a percentage of loans	0.53%	0.90%
Total assets	$5,328,939	$4,729,399
Nonperforming assets as a percentage of total assets	0.38%	0.67%
Allowance for credit losses on loans	$37,588	$34,340
Ratio of allowance for credit losses on loans to nonaccrual loans	193.55%	113.11%
(1) Nonperforming TDR loans are also included in the balance of nonaccrual loans.

Total nonperforming assets were $20.3 million, or 0.38%, of total assets, as of December 31, 2021, reflecting a substantial decrease when compared to nonperforming assets of $31.5 million, or 0.67%, as of December 31, 2020. The reduction in nonperforming assets resulted primarily from the resolution of an $8.7 million commercial real estate loan relationship with no additional loss to the Corporation. In addition, the fourth quarter of 2021 included the resolution of a $1.4 million nonperforming commercial real estate loan relationship with no loss to the Corporation.

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

Allowance for Credit Losses

As discussed in Note 1, "Summary of Significant Accounting Policies," in the consolidated financial statements, the Corporation's policies and procedures related to accounting for credit losses changed on January 1, 2020 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. The amount of each allowance account represents management's best estimate of current expected credit losses (“CECL”) on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance accounts is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans" in the consolidated financial statements.

The table below provides an allocation of the allowance for credit losses on loans by loan portfolio segment at December 31, 2021 and 2020; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31, 2021
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$151	0.7%	$23,768	0.64%
Owner-occupied, nonfarm nonresidential properties	3,339	12.0%	434,672	0.77%
Agricultural production and other loans to farmers	9	0.0%	1,379	0.65%
Commercial and Industrial [1]	8,837	19.5%	708,989	1.25%
Obligations (other than securities and leases) of states and political subdivisions	1,649	3.9%	140,887	1.17%
Other loans	149	0.4%	13,979	1.07%
Other construction loans and all land development and other land loans	2,198	8.2%	298,869	0.74%
Multifamily (5 or more) residential properties	2,289	5.9%	216,143	1.06%
Non-owner occupied, nonfarm nonresidential properties	6,481	18.2%	663,062	0.98%
1-4 Family Construction	158	1.0%	37,822	0.42%
Home equity lines of credit	1,169	2.9%	104,517	1.12%
Residential Mortgages secured by first liens	6,943	22.7%	826,729	0.84%
Residential Mortgages secured by junior liens	546	1.6%	56,689	0.96%
Other revolving credit plans	528	0.7%	26,536	1.99%
Automobile	263	0.6%	20,862	1.26%
Other consumer	2,546	1.4%	49,676	5.13%
Credit cards	92	0.3%	9,935	0.93%
Overdrafts	241	0.0%	278	86.69%
Total loans	$37,588	100.0%	$3,634,792	1.03%
Excluding PPP loans, net of deferred processing fees	$37,588		$3,589,589	1.05%

1 PPP loans, net of deferred PPP processing fees, those disbursed in 2021, are included in the Commercial and Industrial classification.

	December 31, 2020
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$221	0.7%	$23,316	0.95%
Owner-occupied, nonfarm nonresidential properties	3,700	12.1%	407,924	0.91%
Agricultural production and other loans to farmers	24	0.1%	2,664	0.90%
Commercial and Industrial [1]	6,233	19.7%	663,550	0.94%
Obligations (other than securities and leases) of states and political subdivisions	998	3.9%	132,818	0.75%
Other loans	68	0.4%	11,961	0.57%
Other construction loans and all land development and other land loans	1,956	6.1%	205,734	0.95%
Multifamily (5 or more) residential properties	2,724	6.3%	212,815	1.28%
Non-owner occupied, nonfarm nonresidential properties	8,658	19.0%	640,945	1.35%
1-4 Family Construction	82	0.8%	27,768	0.30%
Home equity lines of credit	985	3.2%	109,444	0.90%
Residential Mortgages secured by first liens	4,539	23.0%	777,030	0.58%
Residential Mortgages secured by junior liens	241	1.6%	53,726	0.45%
Other revolving credit plans	507	0.8%	25,507	1.99%
Automobile	132	0.8%	25,344	0.52%
Other consumer	2,962	1.3%	42,792	6.92%
Credit cards	66	0.2%	8,115	0.81%
Overdrafts	244	0.0%	336	72.62%
Total loans	$34,340	100.0%	$3,371,789	1.02%
Excluding PPP loans, net of deferred processing fees	$34,340		$3,216,260	1.07%

1 PPP loans, net of deferred PPP processing fees, those disbursed in 2020, are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of loans was 1.03% as of December 31, 2021, compared to 1.02% as of December 2020. The allowance for credit losses measured as a percentage of loans, net of PPP-related loans, was 1.05% as of December 31, 2021 compared to 1.07% as of December 31, 2020.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the year ended December 31, 2021, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, coupled with qualitative adjustments in the Corporation's residential and consumer loan portfolios, growth in new market areas, and qualitative adjustments related to the continued uncertainty with the pandemic and economic environment. These factors were partially offset by improvements in the Corporation's historical loss rates and quantitative inputs including the unemployment forecast and prepayment and curtailment speeds, as well as the impact of net charge-offs and improvements or resolutions in the Corporation's individually evaluated loans.

There is still a significant amount of uncertainty related to the economic impact of COVID-19, including duration, new variants, future government responses, and the resiliency of the U.S. economy. During 2021, management reviewed internal and external factors to consider the need for any qualitative adjustments to the quantitative model. Specifically, management reevaluated the loss given default assumptions that utilize Frye Jacobs, the time period used for prepayment and curtailment speeds and the unemployment forecast. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans," to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2021 and 2020, as well as the nature and scope of loans modified in a troubled debt restructuring during 2021 and 2020 and the related effect on provision for credit expense and allowance for credit losses.

Additional information related to credit loss expense and net (charge-offs) recoveries at December 31, 2021 and 2020 is presented in the tables below.

	December 31, 2021
	Provision (Benefit) for Credit Loss Expense	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$(70)	$0	$22,970	0.00%
Owner-occupied, nonfarm nonresidential properties	213	(574)	428,377	(0.13)%
Agricultural production and other loans to farmers	(15)	0	2,245	0.00%
Commercial and Industrial	2,564	40	680,368	0.01%
Obligations (other than securities and leases) of states and political subdivisions	1,028	(377)	138,604	(0.27)%
Other loans	81	0	12,187	0.00%
Other construction loans and all land development and other land loans	524	(282)	246,583	(0.11)%
Multifamily (5 or more) residential properties	(435)	0	218,285	0.00%
Non-owner occupied, nonfarm nonresidential properties	(2,128)	(49)	627,595	(0.01)%
1-4 Family Construction	76	0	30,513	0.00%
Home equity lines of credit	186	(2)	106,214	0.00%
Residential Mortgages secured by first liens	2,436	(32)	795,747	0.00%
Residential Mortgages secured by junior liens	308	(3)	55,063	(0.01)%
Other revolving credit plans	49	(28)	25,751	(0.11)%
Automobile	154	(23)	23,027	(0.10)%
Other consumer	637	(1,053)	42,634	(2.47)%
Credit cards	120	(94)	9,532	(0.99)%
Overdrafts	275	(278)	224	(124.11)%
Total loans	$6,003	$(2,755)	$3,465,919	(0.08)%

	December 31, 2020
	Provision (Benefit) for Credit Loss Expense	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$(30)	$0	$27,359	0.00%
Owner-occupied, nonfarm nonresidential properties	2,031	(49)	396,881	(0.01)%
Agricultural production and other loans to farmers	(6)	0	3,185	0.00%
Commercial and Industrial	5,283	(2,740)	644,793	(0.42)%
Obligations (other than securities and leases) of states and political subdivisions	207	0	147,851	0.00%
Other loans	19	0	10,546	0.00%
Other construction loans and all land development and other land loans	(1,504)	125	191,984	0.07%
Multifamily (5 or more) residential properties	1,301	0	184,980	0.00%
Non-owner occupied, nonfarm nonresidential properties	3,266	(1,470)	532,088	(0.28)%
1-4 Family Construction	61	0	24,893	0.00%
Home equity lines of credit	367	(5)	103,723	0.00%
Residential Mortgages secured by first liens	2,366	(220)	691,294	(0.03)%
Residential Mortgages secured by junior liens	148	(156)	55,018	(0.28)%
Other revolving credit plans	(51)	(116)	27,102	(0.43)%
Automobile	99	(27)	26,419	(0.10)%
Other consumer	1,364	(1,383)	38,679	(3.58)%
Credit cards	179	(139)	8,126	(1.71)%
Overdrafts	254	(250)	250	(100.00)%
Total loans	$15,354	$(6,430)	$3,115,171	(0.21)%

Prior to January 1, 2020, the Corporation calculated the allowance for loan losses using the probable incurred methodology. The activity in our allowance for loan losses was as follows during the year ended December 31, 2019:

	December 31, 2019
	Provision (Benefit) for Credit Loss Expense	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Commercial, Industrial, and Agricultural	$1,134	$(188)	$987,974	(0.02)%
Commercial Mortgages	2,729	(3,267)	748,915	(0.44)%
Residential Real Estate	(344)	(313)	790,293	(0.04)%
Consumer	2,080	(2,046)	95,018	(2.15)%
Credit cards	82	(101)	7,448	(1.36)%
Overdrafts	343	(340)	462	(73.59)%
Total loans	$6,024	$(6,255)	$2,630,110	(0.24)%

During the year ended December 31, 2021, the Corporation recorded a provision for credit losses of $6.0 million, as compared to a provision for credit losses of $15.4 million for the year ended December 31, 2020. Net chargeoffs during the year ended December 31, 2021 were $2.8 million, compared to net chargeoffs of $6.4 million during the year ended December 31, 2020. The year ended December 31, 2020 included (i) a charge-off of approximately $2.6 million related to a secured commercial and industrial loan relationship with a borrower who is deceased, and (ii) a separate $1 million charge-off related to the $8.7 million commercial real estate loan relationship discussed above.

Premises and Equipment

During the years ended December 31, 2021 and 2020, the Corporation invested $6.5 million and $5.6 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment. The year ended December 31, 2020 includes premises and equipment related to the Bank of Akron acquisition.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance ("BOLI"). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation made $22 million in purchases of BOLI during the twelve months ended December 31, 2021, while the Corporation made no purchases of BOLI during the twelve months ended December 31, 2020. The year ended December 31, 2020 includes $8.2 million of BOLI related to the Bank of Akron acquisition.

Funding Sources

Deposits

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	December 31, 2021	December 31, 2020	Percentage change 2021 vs. 2020
Demand, Non interest bearing	$792,086	$627,114	26.3%
Demand, Interest bearing	1,079,336	951,903	13.4%
Savings deposits	2,457,745	2,126,183	15.6%
Time deposits	386,452	476,544	(18.9)%
Total	$4,715,619	$4,181,744	12.8%

Deposits totaled $4.7 billion at December 31, 2021, reflecting a $533.9 million, or 12.8%, increase from December 31, 2020, primarily resulting from the Corporation's customer acquisition strategies across all of the Corporation's regions and its Private Banking division, as well as the impact of government stimulus initiatives. The number of households across all regions increased 3.3% from December 31, 2020.

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2021		2020		2019
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$724,839		$516,724		$360,208
Demand – Interest Bearing	978,279	0.18%	755,200	0.24%	580,244	0.42%
Savings Deposits	2,309,560	0.22%	1,923,214	0.66%	1,450,653	1.39%
Time Deposits	445,488	1.82%	445,408	2.15%	371,464	2.05%
Total	$4,458,166		$3,640,546		$2,762,569

The following table presents additional information about our December 31, 2021 and 2020 deposits:

	December 31, 2021	December 31, 2020
Time deposits not covered by deposit insurance	$68,562	$64,202
Total deposits not covered by deposit insurance	1,711,676	1,401,417

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2021 were as follows:

December 31, 2021
3 months or less	$7,482
Over 3 through 6 months	9,618
Over 6 through 12 months	31,619
Over 12 months	19,843
Total	$68,562

Borrowings

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 12, "Borrowings," to the consolidated financial statements. There were no FHLB or other long-term borrowings as of December 31, 2021 and 2020. As a result of its strong deposit growth, during the third and fourth quarters of 2020, the Corporation prepaid the entire balance of its borrowings from the FHLB. The combined prepayment penalty associated with these prepayments totaled $7.9 million. The weighted average rate associated with these borrowings was 2.20%.

On October 18, 2021, the Corporation announced that it had completed the redemption of $50 million aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due October 15, 2026 (the “2026 Notes”), representing all outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, October 15, 2021. The Corporation financed the redemption of the 2026 Notes with cash on hand, including net proceeds from the issuance and sale of $85.0 million aggregate principal amount of the Corporation’s 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 completed in June 2021.

Liquidity and Capital Resources

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.

The Corporation’s expected material cash requirements for the twelve months ended December 31, 2022 and thereafter consist withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, as well as the Corporation maintains access to wholesale funding sources.

The objective of the Corporation's liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Corporation's operations and to meet cash obligations and other commitments on a timely basis and at a reasonable cost. The Corporation seeks to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on its balance sheet. The Corporation's liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, including the Federal Reserve, and securities available for sale. Liability liquidity is provided by access to funding sources which include core deposits, correspondent banks and other wholesale funding.

The Corporation's liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation's asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation's contingency funding plan, which provides the basis for the identification of its liquidity needs.

As of December 31, 2021, the Corporation had approximately $684.3 million held in an interest-bearing account at the Federal Reserve. The Corporation also has the ability to borrow funds as a member of the FHLB. As of December 31, 2021, based upon available, pledgeable collateral, the Corporation's total borrowing capacity with the FHLB was approximately $932.7 million. Furthermore, at December 31, 2021, the Corporation had approximately $235.7 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through the Federal Reserve discount window, as needed. As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. The Corporation’s material contractual obligations as of December 31, 2021 consist of (i) long-term borrowings - Note 12, "Borrowings," (ii) operating leases - Note 9, "Leases," (iii) time deposits with stated maturity dates - Note 11, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 20, "Off-Balance Sheet Activities."

Shareholders’ Equity, Capital Ratios and Metrics

The Corporation’s capital continues to provide a source of strength for the Corporation's growth, strategies and profitability. As of December 31, 2021, CNB’s total shareholders’ equity was $442.8 million, an increase of $26.7 million, or 6.4%, from December 31, 2020 primarily as a result of growth in organic earnings, partially offset by a decrease in accumulated other comprehensive income and payment of common and preferred stock dividends to the Corporation's common and preferred shareholders during the year ended December 31, 2021.

Under the Basel III Capital Rules, the Corporation elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not impact regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. In connection with the adoption of ASC 326 on January 1, 2020, the Corporation also elected to exclude, for a transitional period, the effects of credit loss accounting under CECL in the calculation of our regulatory capital and regulatory capital ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 19, "Regulatory Capital Matters," in the accompanying notes to consolidated financial statements.

Preferred Stock

During the three months ended September 30, 2020, the Corporation raised $57.8 million, net of issuance costs, from the issuance of depositary shares, each representing a 1/40th ownership interest in a share of the Corporation's 7.125% Series A fixed rate non-cumulative perpetual preferred stock, no par value, with a liquidation preference of $1,000 per share of preferred stock. The $57.8 million qualify as Tier 1 capital for regulatory capital purposes.

Subordinated Debentures and Notes

On October 18, 2021, the Corporation announced that it had completed the redemption of $50 million aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due October 15, 2026 (the “2026 Notes”), representing all outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, October 15, 2021. The Corporation financed the redemption of the 2026 Notes with cash on hand, including net proceeds from the issuance and sale of $85.0 million aggregate principal amount of the Corporation’s 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 completed in June 2021. The $85.0 million qualify as Tier 2 capital for regulatory capital purposes.

Additional details about our subordinated debentures and notes are included in Note 12, "Borrowings" in the accompanying notes to consolidated financial statements.

As of December 31, 2021 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels and continue to support the Corporation's growth strategy. The Corporation’s capital ratios and book value per common share at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Total risk-based capital ratio	14.92%	14.32%
Tier 1 capital ratio	11.79%	11.91%
Common equity tier 1 ratio	9.65%	9.50%
Leverage ratio	8.22%	8.11%
Tangible common common equity/tangible assets (1)	6.45%	6.70%
Book value per common share	$22.85	$21.29
Tangible book value per common share (1)	$20.22	$18.66
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

Average Balances, Interest Rates and Yields

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	December 31, 2021			December 31, 2020			December 31, 2019
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

Assets
Securities:
Taxable (1)	$624,330	1.70%	$10,500	$505,770	2.35%	$11,510	$436,122	2.77%	$11,973
Tax-Exempt (1) (2)	42,658	3.43%	1,403	55,460	3.32%	1,772	85,802	3.40%	2,867
Equity Securities (1) (2)	8,136	3.58%	291	12,814	5.89%	755	18,203	6.17%	1,123
Total Securities	675,124	1.83%	12,194	574,044	2.53%	14,037	540,127	2.99%	15,963
Loans:
Commercial (2)	1,284,750	4.95%	63,642	1,230,615	4.80%	59,016	987,974	5.35%	52,868
Mortgage (2)	2,080,000	4.51%	93,738	1,783,980	4.76%	84,857	1,539,208	5.04%	77,501
Consumer	101,169	9.98%	10,098	100,576	9.71%	9,766	102,928	10.08%	10,373
Total Loans (3)	3,465,919	4.83%	167,478	3,115,171	4.93%	153,639	2,630,110	5.35%	140,742
Other Earning Assets	626,997	0.14%	881	402,861	0.21%	852	24,674	2.02%	499
Total earning assets	4,768,040	3.79%	$180,553	4,092,076	4.14%	$168,528	3,194,911	4.93%	$157,204
Non-Interest Earning Assets
Cash & Due From Banks	48,673			42,001			33,218
Premises, Equipment and Right of Use Assets	79,807			75,516			68,744
Other Assets	199,107			166,511			137,519
Allowance for Credit Losses	(36,727)			(28,962)			(20,655)
Total Non-Interest Earning Assets	290,860			255,066			218,826
Total Assets	$5,058,900			$4,347,142			$3,413,737
Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – interest bearing	$978,279	0.18%	$1,783	$755,200	0.24%	$1,781	$580,244	0.42%	$2,455
Savings	2,309,560	0.22%	5,164	1,923,214	0.66%	12,775	1,450,653	1.39%	20,138
Time	445,488	1.82%	8,115	445,408	2.15%	9,586	371,464	2.05%	7,609
Total interest bearing deposits	3,733,327	0.40%	15,062	3,123,822	0.77%	24,142	2,402,361	1.26%	30,202
Short-term borrowings	0	0.00%	0	0	0.00%	0	16,022	2.65%	425
Long-term borrowings	0	0.00%	0	220,849	2.04%	4,507	228,714	2.15%	4,894
Finance lease liabilities	507	4.54%	23	587	4.60%	27	663	4.52%	30
Subordinated debentures & notes	108,963	4.35%	4,735	70,620	5.35%	3,780	70,620	5.63%	3,979
Total interest bearing liabilities	3,842,797	0.52%	$19,820	3,415,878	0.95%	$32,456	2,718,380	1.45%	$39,530
Demand – non-interest bearing	724,839			516,724			360,208
Other liabilities	60,202			56,377			49,825
Total Liabilities	4,627,838			3,988,979			3,128,413
Shareholders’ Equity	431,062			358,163			285,324
Total Liabilities and Shareholders’ Equity	$5,058,900			$4,347,142			$3,413,737
Interest Income/Earning Assets		3.79%	$180,553		4.14%	$168,528		4.93%	$157,204
Interest Expense/Interest Bearing Liabilities		0.52%	19,820		0.95%	32,456		1.45%	39,530
Net Interest Spread		3.27%	$160,733		3.19%	$136,072		3.48%	$117,674
Interest Income/Earning Assets		3.79%	$180,553		4.14%	$168,528		4.93%	$157,204
Interest Expense/Earning Assets		0.41%	19,820		0.80%	32,456		1.24%	39,530
Net Interest Margin		3.38%	$160,733		3.34%	$136,072		3.69%	$117,674

(1) Includes unamortized discounts and premiums. Average balance is computed using the fair value of securities. The average yield has been computed using the amortized cost average balance for available for sale securities.

(2) Average yields and interest income are stated on a fully taxable equivalent basis using the Corporation’s marginal federal income tax rate of 21% for the years end December 31, 2021, 2020 and 2019. Interest income has been increased by $953 thousand, $1.4 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, as a result of the effect of tax-exempt interest and dividends earned by the Corporation.

(3) Average balance outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. Included in loan interest income are loan fees of $15.5 million, $10.4 million, and $4.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Loan fees for the year ended December 31, 2021 and 2020 included $8.7 million and $5.1 million in PPP deferred processing fees.

Volume Analysis of Changes in Net Interest Income

The following table presents the change in net interest income for the years specified.

Net Interest Income Rate-Volume Variance	For Twelve Months Ended December 31, 2021 over (under) 2020 Due to Change In (1)			For Twelve Months Ended December 31, 2020 over (under) 2019 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$2,278	$(3,288)	$(1,010)	$1,369	$(1,832)	$(463)
Tax-Exempt (2)	(430)	61	(369)	(1,026)	(69)	(1,095)
Equity Securities (2)	(168)	(296)	(464)	(317)	(51)	(368)
Total Securities	1,680	(3,523)	(1,843)	26	(1,952)	(1,926)
Loans:
Commercial (2)	2,780	1,846	4,626	11,582	(5,434)	6,148
Mortgage (2)	13,341	(4,460)	8,881	11,666	(4,310)	7,356
Consumer	60	272	332	(226)	(381)	(607)
Total Loans	16,181	(2,342)	13,839	23,022	(10,125)	12,897
Other Earning Assets	311	(282)	29	800	(447)	353
Total Earning Assets	$18,172	$(6,147)	$12,025	$23,848	$(12,524)	$11,324

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$407	$(405)	$2	$413	$(1,087)	$(674)
Savings	864	(8,475)	(7,611)	3,139	(10,502)	(7,363)
Time	1	(1,472)	(1,471)	1,591	386	1,977
Total Interest Bearing Deposits	1,272	(10,352)	(9,080)	5,143	(11,203)	(6,060)
Short-Term Borrowings	0	0	0	0	(425)	(425)
Long-Term Borrowings	0	(4,507)	(4,507)	(145)	(242)	(387)
Finance Lease Liabilities	(4)	0	(4)	(3)	0	(3)
Subordinated Debentures	1,666	(711)	955	0	(199)	(199)
Total Interest Bearing Liabilities	$2,934	$(15,570)	$(12,636)	$4,995	$(12,069)	$(7,074)

Change in Net Interest Income	$15,238	$9,423	$24,661	$18,853	$(455)	$18,398

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.

(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2021 and 2020.

Results of Operations
Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Overview of the Statements of Income and Comprehensive Income

Net income was $57.7 million, or $3.16 per diluted common share, for the year ended December 31, 2021, compared to $32.7 million, or $1.97 per diluted share, for the year ended December 31, 2020, reflecting increases of $25.0 million, or 76.2%, and $1.19 per diluted share, or 60.4%. The primary drivers of the increase in net income were the growth in earning assets and PPP related fees. In addition, included in net income for the year ended December 31, 2020 was the after-tax impact of $10.2 million, or $0.63 per diluted share, in merger costs, FHLB prepayment penalties and branch closure costs. Partially offsetting were the growth in operating expenses to support the Corporation's growth, as well as a lower net interest margin as a result of the low interest rate environment. Pre-provision net revenue ("PPNR") was $76.8 million for the year ended December 31, 2021, compared to $55.4 million for the year ended December 31, 2020, reflecting an increase of $21.3 million, or 38.5%. Included in PPNR for the year ended December 31, 2020 was $12.6 million in merger costs, prepayment penalties and branch closure costs.

Return on average equity was 13.39% for the year ended December 31, 2021, compared to 9.14% for the year ended December 31, 2020. Return on average tangible common equity was 16.23% and 10.67% for the same periods in 2021 and 2020, respectively. Excluding after-tax merger costs, FHLB prepayment penalties and branch closure costs, adjusted return on average equity and average tangible common equity were 11.98% and 14.10% for the year ended December 31, 2020, respectively.

As a measure of the Corporation’s efficiency in management of its expenses, the efficiency ratio was 59.76% for the year ended December 31, 2021, compared to 65.10% for the year ended December 31, 2020. The efficiency ratio for the year ended December 31, 2020 included $12.6 million in merger costs, FHLB prepayment penalties and branch closure costs.

Interest Income and Expense

Net interest income for the twelve months ended increased $25.1 million, or 18.6%, to $159.8 million from the twelve months ended December 31, 2020, primarily as a result of loan growth, various deposit pricing and liquidity strategies. Included in net interest income were PPP-related fees, which totaled approximately $8.7 million for the year ended December 31, 2021, compared to $5.1 million for the year ended December 31, 2020.

Net interest margin on a fully tax-equivalent basis was 3.38% and 3.34% for the year ended December 31, 2021 and 2020, respectively.

The yield on earning assets of 3.79% for the twelve months ended December 31, 2021 decreased 35 basis points from 4.14% for the twelve months ended December 31, 2020, primarily as a result of the lower interest rate environment and higher level of excess cash at the Federal Reserve, partially offset by higher PPP-related fees. The cost of interest-bearing liabilities decreased 43 basis points from 0.95% for the year ended December 31, 2020 to 0.52% for the year ended December 31, 2021, primarily as a result of the Corporation’s targeted deposit rate reductions and the prepayment of the Corporation's remaining FHLB borrowings, which were approximately $160 million at a weighted average interest rate of 2.24%, in the fourth quarter of 2020.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $6.0 million in 2021 compared to $15.4 million in 2020. Net loan charge-offs were $2.8 million during the year ended December 31, 2021, compared to $6.4 million during the year ended December 31, 2020. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in 2021 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2021.

Non-Interest Income

Total non-interest income was $33.4 million for the year ended December 31, 2021 compared to $28.1 million from the same period in 2020, reflecting an increase of $5.4 million, or 19.2%. Included in non-interest income for the year ended December 31, 2021 and 2020 were $783 thousand and $2.2 million, respectively, in net realized gains on available for sale securities. Excluding the impact of the realized gains on available for sale securities for the year ended December 31, 2021 and 2020, total non-interest income for the year ended December 31, 2021 increased $6.8 million, or 26.2%, from the same period in 2020. The increase was partially driven by growth in Wealth and Asset Management fees, as assets under management increased by $135.2 million, or 11.9%, from December 31, 2020, to $1.3 billion as of December 31, 2021. Other significant factors that contributed to the increase included income from investments in small business investment company ("SBIC") funds, card processing and interchange income and service charges on deposits from increased business activity as well as an increase in bank owned life insurance income.

Non-Interest Expense

For the year ended December 31, 2021, total non-interest expense was $116.4 million, reflecting an increase of $9.1 million, or 8.5%, from the year ended December 31, 2020. Included in non-interest expense for the year ended December 31, 2020 was $12.6 million in merger costs, prepayment penalties and branch closure costs. In addition, non-interest expense for the year ended December 31, 2021 included expenses related to hiring additional personnel in the Corporation's growth regions of Cleveland, Buffalo and Ridge View (Roanoke) as well as investments in technology aimed at enhancing customer experience. Also, included in the fourth quarter of 2021 is approximately $2.3 million in additional personnel costs primarily from increased incentive compensation accruals and certain retirement benefit expenses.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Overview of the Statements of Income and Comprehensive Income

Net income was $32.7 million, or $1.97 per diluted common share, for the year ended December 31, 2020. PPNR was $55.4 million, for the twelve months ended December 31, 2020. Excluding after-tax merger costs related to CNB's acquisition of Bank of Akron, FHLB prepayment penalties and branch closure costs totaling a combined $10.2 million, net income was $42.9 million, or $2.60 per diluted common share, for the year ended December 31, 2020, compared to $40.2 million, or $2.64 per diluted share, for the year ended December 31, 2019, reflecting an increase of $2.7 million, or 6.7%, and a decrease of $0.04 per diluted common share, or 1.5%. For the year ended December 31, 2020, excluding the impact of merger, prepayment penalties and branch closure costs PTPP income was $68.1 million, representing an increase of approximately $13.3 million, or 24.2%, from the same period in 2019.

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

Management believes the charges to the provision for credit losses in 2020 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2020

Non-Interest Income

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

Income Tax Expense

Income tax expense was $13.1 million in 2021, compared to $7.3 million in 2020 and $8.6 million in 2019. The effective tax rates were 18.5%, 18.3%, and 17.6% for 2021, 2020, and 2019, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. Included in the 18.3% effective tax rate for the year ended December 30, 2020 were merger costs, FHLB prepayment penalties and branch closure costs, all of which reduced the effective tax rate.

Critical Accounting Policies and Estimates

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and follow general practices within the industries in which the Corporation operates. The most significant accounting policies used by the Corporation are presented in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on the Corporation's financial reporting. For the Corporation, these estimates and assumptions include accounting for the allowance for credit losses and goodwill.

Allowance for Credit Losses

The Corporation's allowance for credit losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. In determining the appropriate estimate for the allowance for credit losses, management considers a number of factors relative to both individually evaluated credits in the loan portfolio and macro-economic factors relative to the economy of the U.S. as a whole and the economies of the areas in which the Corporation does business.

Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. Management considers a variety of factors in establishing this estimate. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation is comprised of specific and pooled components. The specific component is the Corporation's evaluation of credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan's initial effective interest rate if not collateral dependent. The majority of the Corporation's loans subject to individual evaluation are considered collateral dependent. All other loans are evaluated collectively for credit loss by pooling loans based on similar risk characteristics.

As a significant percentage of the Corporation's loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the charge-offs for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

The pooled component of the evaluation is determined by applying reasonable and supportable economic forecasts and historical averages to the remaining loans segmented by similar risk characteristics. The key assumptions used in projecting future loss rates include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. The assumptions are used to calculate and aggregate estimated cash flows for the time period that remains in each loan's contractual life. The cash flows are discounted back to the balance sheet date using each loan's effective yield, to arrive at a present value of future cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of allowance for credit loss required by the calculation.

One of the most significant judgments used in projecting loss rates when estimating the allowance for credit loss is the macro-economic forecast provided by a third party. The economic indices sourced from the macro-economic forecast and used in projecting loss rates are national unemployment rate and changes in home values. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate. Changes in the macro-economic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions in the calculation of the allowance for credit loss include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2021 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Corporation's historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2021, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

While management utilizes its best judgment and information available, the adequacy of the allowance for credit loss is determined by certain factors outside of the Corporation's control, such as the performance of the Corporation's portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of allowance for credit loss. Additionally, the level of allowance for credit loss may fluctuate based on the balance and mix of the loan portfolio. If actual results differ significantly from management's assumptions, the Corporation's allowance for credit loss may not be sufficient to cover inherent losses in the Corporation's loan portfolio, resulting in additions to the Corporation's allowance for credit loss and an increase in the provision for credit losses.

Goodwill

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment. Goodwill is tested at least annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, such as the potential impact of the COVID-19 pandemic, goodwill must be tested when such events occur. In making this assessment, the Corporation considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc. There are inherent uncertainties related to these factors and the Corporation's judgment in applying them to the analysis of goodwill impairment. Future changes in economic and operating conditions could result in goodwill impairment in subsequent periods.

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	December 31,	December 31,
	2021	2020
Calculation of tangible book value per share and tangible common equity/tangible assets:
Shareholders' equity	$442,847	$416,137
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	460	567
Tangible common equity	$340,853	$314,036

Total assets	$5,328,939	$4,729,399
Less: goodwill	43,749	43,749
Less: core deposit intangible	460	567
Tangible assets	$5,284,730	$4,685,083

Ending shares outstanding	16,855,062	16,833,008

Tangible book value per common share	$20.22	$18.66
Tangible common equity/Tangible assets	6.45%	6.70%

	December 31,	December 31,
	2021	2020
Calculation of allowance / loans, net of PPP-related loans:
Total allowance for credit losses	$37,588	$34,340

Total loans	$3,634,792	$3,371,789
Less: PPP-related loans	45,203	155,529
Adjusted total loans, net of PPP-related loans (non-GAAP)	$3,589,589	$3,216,260

Adjusted allowance / loans, net of PPP-related loans (non-GAAP)	1.05%	1.07%

	Twelve Months Ended
	December 31,
	2021	2020
Calculation of net interest margin (fully tax equivalent basis):
Interest income (fully tax equivalent basis) (non-GAAP)	$180,553	$168,528
Interest expense (fully tax equivalent basis) (non-GAAP)	19,820	32,456
Net interest income (fully tax equivalent basis) (non-GAAP)	$160,733	$136,072

Average total earning assets	$4,768,040	$4,092,076
Less: average mark to market adjustment on investments	8,141	18,884
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,759,899	$4,073,192

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.38%	3.34%

	Twelve Months Ended
	December 31,
	2021	2020
Calculation of efficiency ratio:
Non-interest expense	$116,433	$107,326
Less: core deposit intangible amortization	107	206
Adjusted non-interest expense (non-GAAP)	$116,326	$107,120

Non-interest income	$33,434	$28,059

Net interest income	$159,780	$134,711
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	4,973	5,703
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	6,416	7,490
Adjusted net interest income (non-GAAP)	161,223	136,498
Adjusted net revenue (non-GAAP) (tax-equivalent)	$194,657	$164,557
Efficiency ratio	59.76%	65.10%

	Twelve Months Ended
	December 31,
	2021	2020
Calculation of PPNR:
Net interest income	$159,780	$134,711
Add: Non-interest income	33,434	28,059
Less: Non-interest expense	116,433	107,326
PPNR (non-GAAP)	$76,781	$55,444

	Twelve Months Ended
	December 31,
	2021	2020
Calculation of adjusted return on average equity:
Net income	$57,707	$32,743
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	0	10,168
Adjusted net income	$57,707	$42,911
Average shareholders' equity	$431,062	$358,163
Adjusted return on average equity	13.39%	11.98%

	Twelve Months Ended
	December 31,
	2021	2020
Calculation of return on average tangible common equity:
Net income available to common stockholders	$53,405	$31,596
Average tangible common shareholders' equity	329,012	296,142
Return on average tangible common equity (non-GAAP) (annualized)	16.23%	10.67%

Calculation of adjusted return on average tangible common equity:
Net income available to common stockholders	$53,405	$31,596
Add: merger costs, prepayment penalties and branch closure costs (net of tax)	0	10,168
Adjusted net income available to common stockholders	$53,405	$41,764
Average tangible common shareholders' equity	329,012	296,142
Adjusted return on average tangible common equity (non-GAAP) (annualized)	16.23%	14.10%

	Twelve Months Ended
	December 31,
	2021	2020
Calculation of non-interest income excluding net realized gains on available-for-sale securities:
Non-interest income	$33,434	$28,059
Less: net realized gains on available-for-sale securities	783	2,190
Adjusted non-interest income	$32,651	$25,869

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2021 and 2020, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current low interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded the following table.

December 31, 2021		December 31, 2020
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	23.7%	400	5.0%
300	17.4%	300	2.8%
200	12.1%	200	1.7%
100	6.5%	100	(0.2)%
(100)	(4.8)%	(100)	(7.2)%
(200)	(9.0)%	(200)	(11.4)%

At December 31, 2021, the Corporation has approximately $1.8 billion in outstanding loan balances that are rate sensitive over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
CNB Financial Corporation
Clearfield, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNB Financial Corporation (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the threeyear period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 is an accounting estimate of expected credit losses over the estimated life of loans. The Corporation’s loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

The Corporation measures expected credit losses based on pooled loans when similar risk characteristics exist primarily using a discounted cash flow (“DCF”) model. The DCF model discounts instrument-level cash flows, adjusting for prepayments and curtailments, and incorporates loss expectations based on inputs of current and forecasted macroeconomic indicators. The Corporation adjusts its quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The qualitative framework reflects changes related to relevant data, such as differences in underwriting standards, changes in environmental conditions, delinquency levels, segment growth rates and changes in duration within new markets, or other relevant factors not considered in the base model.

The ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and audit effort to evaluate the significant assumptions input into the DCF model, including assistance by our valuation services specialists.
•Significant auditor judgment and audit effort to evaluate the qualitative factors used in the calculation.

The primary procedures performed to address the critical audit matter included:

•Testing the effectiveness of management’s controls addressing:
◦Evaluation of the appropriateness of the loss driver analysis and probability of default and loss given default curves input into the model.
◦Evaluation of the relevance and reliability of data used in the DCF model.
◦Evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors.
•Substantive testing including:
◦Evaluating the appropriateness of the loss driver analysis and probability of default and loss given default curves in the DCF model, assisted by our valuation services specialists.
◦Evaluating the relevance and reliability of data used in the DCF model.
◦Evaluating management’s judgments and the relevance of data used in applying qualitative factors, including evaluating assumptions for reasonableness.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2000.

Columbus, Ohio
March 3, 2022

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$42,440	$44,368
Interest bearing deposits with other banks	689,758	488,326
Total cash and cash equivalents	732,198	532,694
Debt securities available for sale, at fair value (amortized cost of $698,085 as of December 31, 2021 and $565,493 as of December 31, 2020)	697,191	584,908
Equity securities	10,366	6,649
Loans held for sale	849	8,514
Loans
PPP	45,203	155,529
Syndicated	125,761	22,064
All other	3,463,828	3,194,196
Total loans	3,634,792	3,371,789
Less: allowance for credit losses	(37,588)	(34,340)
Net loans	3,597,204	3,337,449
FHLB and other equity interests	23,276	21,018
Premises and equipment, net	61,659	60,064
Operating lease right-of-use assets	19,928	18,407
Bank owned life insurance	99,719	76,471
Mortgage servicing rights	1,664	1,527
Goodwill	43,749	43,749
Core deposit intangible	460	567
Accrued interest receivable and other assets	40,676	37,382
Total Assets	$5,328,939	$4,729,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$792,086	$627,114
Interest bearing demand deposits	1,079,336	951,903
Savings	2,457,745	2,126,183
Certificates of deposit	386,452	476,544
Total deposits	4,715,619	4,181,744
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	83,661	50,000
Operating lease liabilities	21,159	19,449
Accrued interest payable and other liabilities	45,033	41,449
Total liabilities	4,886,092	4,313,262
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at December 31, 2021 and 60,375 at December 31, 2020	57,785	57,785
Common stock, $0 par value; 50,000,000 shares authorized; Shares issued 16,978,057 shares at December 31, 2021 and 16,978,057 at December 31, 2020	0	0
Additional paid in capital	127,351	127,518
Retained earnings	260,582	218,727
Treasury stock, at cost (122,995 shares at December 31, 2021 and 145,049 shares at December 31, 2020)	(2,477)	(2,967)
Accumulated other comprehensive income (loss)	(394)	15,074
Total shareholders’ equity	442,847	416,137
Total Liabilities and Shareholders’ Equity	$5,328,939	$4,729,399

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$157,799	$147,547	$139,867
Processing fees on PPP loans	8,737	5,140	0
Securities and cash and cash equivalents:
Taxable	11,680	12,362	12,472
Tax-exempt	1,125	1,441	2,372
Dividends	259	677	1,017
Total interest and dividend income	179,600	167,167	155,728
INTEREST EXPENSE:
Deposits	15,062	24,142	30,202
Borrowed funds and finance lease liabilities	23	4,534	5,349
Subordinated debentures (includes $276, $224, and $63 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	4,735	3,780	3,979
Total interest expense	19,820	32,456	39,530
NET INTEREST INCOME	159,780	134,711	116,198
PROVISION FOR CREDIT LOSS EXPENSE	6,003	15,354	6,024
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	153,777	119,357	110,174
NON-INTEREST INCOME:
Service charges on deposit accounts	6,195	5,095	6,402
Other service charges and fees	2,436	2,548	2,930
Wealth and asset management fees	6,740	5,497	4,627
Net realized gains on available-for-sale securities (includes $783, $2,190, and $148 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	783	2,190	148
Net realized gains on equity securities	0	75	16
Net unrealized gains on equity securities	790	253	1,872
Realized gains on Visa Class B shares	0	0	463
Mortgage banking	3,147	3,354	1,412
Bank owned life insurance	2,638	1,747	1,317
Card processing and interchange income	7,796	5,727	4,641
Other	2,909	1,573	2,147
Total non-interest income	33,434	28,059	25,975
NON-INTEREST EXPENSES:
Compensation and benefits (includes $(44), $0, and $23 accumulated other comprehensive income reclassifications for net amortization of actuarial (gains) losses, respectively)	61,175	48,723	46,405
Net occupancy expense	12,381	12,333	11,221
Amortization of core deposit intangible	107	206	567
Technology expense	11,723	7,153	4,994
State and local taxes	4,057	3,340	3,140
Legal, professional and examination fees	3,517	2,990	2,514
Advertising	2,081	1,993	2,113
FDIC insurance	2,509	2,414	1,252
Merger costs, prepayment penalties and branch closure costs	0	12,642	170
Dues and subscriptions	2,089	1,843	1,876
Card processing and interchange expenses	3,836	3,135	2,891
Other	12,958	10,554	10,365
Total non-interest expenses	116,433	107,326	87,508
INCOME BEFORE INCOME TAXES	70,778	40,090	48,641
INCOME TAX EXPENSE (includes $116, $413, and $13 income tax expense reclassification items, respectively)	13,071	7,347	8,560
NET INCOME	57,707	32,743	40,081
PREFERRED STOCK DIVIDENDS	4,302	1,147	0
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	53,405	31,596	40,081

EARNINGS PER COMMON SHARE:
Basic	$3.16	$1.97	$2.63
Diluted	$3.16	$1.97	$2.63

NET INCOME	$57,707	$32,743	$40,081
OTHER COMPREHENSIVE INCOME (LOSS):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	$(16,044)	$8,140	$10,732
Change in actuarial gain, for post-employment health care plan, net of amortization and tax	275	219	428
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	301	(224)	(225)
Total other comprehensive income (loss)	(15,468)	8,135	10,935
COMPREHENSIVE INCOME	$42,239	$40,878	$51,016

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2019	0	97,602	171,780	(2,556)	(3,996)	262,830
Net income			40,081			40,081
Other comprehensive income					10,935	10,935
Forfeiture of restricted stock award grants (2,699 shares)		71		(71)		0
Restricted stock award grants (40,978 shares)		(1,086)		1,086		0
Performance based restricted stock award grants (798 shares)		(21)		21		0
Stock-based compensation expense		1,346				1,346
Issuance of common stock, net of issuance costs (52,568 shares)		1,423				1,423
Purchase of treasury stock (40,000 shares)				(994)		(994)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (10,467)				(289)		(289)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (294)				(8)		(8)
Cash dividends declared ($0.68 per share)			(10,358)			(10,358)
Balance, December 31, 2019	0	99,335	201,503	(2,811)	6,939	304,966
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13			(3,391)			(3,391)
Net income			32,743			32,743
Other comprehensive income					8,135	8,135
Restricted stock award grants (36,968 shares)		(934)		934		0
Performance based restricted stock award grants (8,351 shares)		(217)		217		0
Stock-based compensation expense		1,410				1,410
Issuance of common stock, net of issuance costs (115,790 shares)		3,257				3,257
Purchase of treasury stock (66,600 shares)				(981)		(981)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,349)				(213)		(213)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458)				(113)		(113)
Issuance of preferred equity, net of issuance costs	57,785					57,785
Acquisition of Bank of Akron		24,667				24,667
Preferred cash dividend declared			(1,147)			(1,147)
Common cash dividends declared ($0.68 per share)			(10,981)			(10,981)
Balance, December 31, 2020	$57,785	$127,518	$218,727	$(2,967)	15,074	$416,137

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Net income			57,707			57,707
Other comprehensive loss					(15,468)	(15,468)
Forfeiture of restricted stock award grants (2,669 shares)		64		(64)		0
Restricted stock award grants (55,218 shares)		(1,374)		1,374		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		1,411				1,411
Contribution of treasury stock (3,000 shares)		(81)		81		0
Stock-based contribution expense		75				75
Purchase of treasury stock (36,359 shares)				(1,000)		(1,000)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,782 shares)				(143)		(143)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(4,302)			(4,302)
Cash dividends declared ($0.685 per share)			(11,550)			(11,550)
Balance, December 31, 2021	$57,785	$127,351	$260,582	$(2,477)	(394)	$442,847

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,707	$32,743	$40,081
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	6,003	15,354	6,024
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	6,241	6,082	5,963
Amortization (accretion) of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(2,127)	(1,955)	(870)
Net amortization of deferred costs on borrowings	177	0	0
Accretion of deferred PPP processing fees	(8,737)	(5,140)	0
Deferred taxes	(1,691)	1,390	(204)
Net realized gains on sales of available-for-sale securities	(783)	(2,190)	(148)
Net realized and unrealized losses (gains) on equity securities	(790)	(328)	(1,888)
Proceeds from sale of Visa Class B shares	0	0	463
Gain on sale of Visa Class B shares	0	0	(463)
Gain on sale of loans	(2,737)	(2,961)	(990)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	230	1,097	(377)
Proceeds from sale of loans	95,258	82,619	43,198
Origination of loans held for sale	(95,411)	(87,528)	(43,458)
Income on bank owned life insurance	(2,184)	(1,747)	(1,317)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(454)	0	0
Stock-based compensation expense	1,411	1,410	1,346
Stock-based contribution expense	75	0	0
Changes in:
Accrued interest receivable and other assets	(1,056)	(6,242)	1,072
Accrued interest payable, lease liabilities, and other liabilities	7,788	(3,846)	3,610
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,920	28,758	52,042
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	170,962	164,488	98,274
Proceeds from sales of available-for-sale securities	33,553	57,185	11,403
Proceeds from sale of equity securities	0	5,935	301
Purchase of available-for-sale securities	(341,140)	(224,080)	(122,358)
Purchase of equity securities	(407)	(2,447)	(436)
Proceeds from loans held for sale previously classified as portfolio loans	1,921	0	0
Loan origination and payments, net	(246,043)	(244,903)	(335,965)
Purchase of bank owned life insurance	(22,000)	0	(8,778)
Proceeds from death benefit of bank owned life insurance policies	1,390	0	0
Net cash from business combinations	0	72,852	0
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(2,258)	7,268	(3,360)
Purchase of premises and equipment	(6,484)	(5,644)	(9,045)
Proceeds from the sale of premises and equipment and foreclosed assets	746	666	1,228
NET CASH USED BY INVESTING ACTIVITIES	(409,760)	(168,680)	(368,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	623,967	702,452	459,162
Certificates of deposit	(90,092)	(42,510)	32,379
Purchase of treasury stock	(1,163)	(1,307)	(1,291)
Proceeds from stock offering, net of issuance costs	0	3,257	1,423
Proceeds from preferred stock offering, net of issuance costs	0	57,785	0
Cash dividends paid on common stock	(11,550)	(10,981)	(10,358)
Cash dividends paid on preferred stock	(4,302)	(1,147)	0
Proceeds from issuance of subordinated notes, net of issuance costs	83,484	0	0
Proceeds from long-term borrowings	0	231,985	30,353
Repayments on long-term borrowings	(50,000)	(459,892)	(47,563)
NET CASH PROVIDED BY FINANCING ACTIVITIES	550,344	479,642	464,105
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	199,504	339,720	147,411
CASH AND CASH EQUIVALENTS, Beginning	532,694	192,974	45,563
CASH AND CASH EQUIVALENTS, Ending	$732,198	$532,694	$192,974

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Dollars in thousands

	Year ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,030	$32,957	$39,282
Income taxes	11,788	9,524	8,006
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$1,470	$241	$2,066
Transfers from loans held for sale to loans held for investment	9,965	0	0
Transfers from loans held for investment to loans held for sale	1,921	0	0
Grant of restricted stock awards from treasury stock	1,374	934	1,086
Grant of performance based restricted stock awards from treasury stock	262	217	21
Restricted stock forfeiture	64	0	71
Contribution of stock from treasury stock	81	0	0
Lease liabilities arising from obtaining right-of-use assets	2,643	1,386	19,465

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts in tables are stated in thousands, except for per share amounts.

Business and Organization

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides wealth and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the central and northwest regions of the Commonwealth of Pennsylvania, the central and northeast regions of the state of Ohio, western New York and Roanoke, Virginia.

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation, the Bank, CNB Securities Corporation, Holiday, CNB Risk Management, Inc. and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Operating Segments

While the Corporation monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis, and operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2021.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an available-for-sale security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2021 and December 31, 2020, the Corporation determined that the unrealized loss positions in available-for-sale debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3, "Debt Securities," and Note 6, "Fair Value Measurements," for more information about available-for-sale debt securities.

Accrued interest receivable on available-for-sale debt securities totaled $2.2 million and $2.2 million at December 31, 2021 and December 31, 2020, respectivley, and is excluded from the estimate of credit losses.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $13.3 million and $15.4 million at December 31, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio, New York and Virginia. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, New York and Virginia.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents management’s estimate of expected credit losses over the estimated life of our existing portfolio of loans. The allowance for credit losses is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses on loans at the amount of expected credit losses inherent within the loan portfolio. Loans are recorded as charge-offs against the allowance when management confirms a loan balance is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, see Note 4, "Loans," for additional detail.

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

Residential Mortgages secured by first liens: The Bank originates one-to-four family residential mortgage loans primarily within central and northwest Pennsylvania, central and northeast Ohio, western New York and the Roanoke, Virginia market. These loans are secured by first liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by junior liens: The Bank originates loans secured by junior liens against one to four family properties primarily within central and northwest Pennsylvania, central and northeast Ohio, western New York and the Roanoke, Virginia market. Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The primary risk characteristics associated with loans secured by junior liens typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Multifamily (5 or more) residential properties: The Bank originates mortgage loans for multifamily properties primarily within central and northwest Pennsylvania, central and northeast Ohio, western New York and the Roanoke, Virginia market. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

Owner-occupied, nonfarm nonresidential properties: The Bank originates mortgage loans to operating companies primarily within central and northwest Pennsylvania, central and northeast Ohio, western New York and the Roanoke, Virginia market. Owner-occupied real estate properties primarily include retail buildings, medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

Non-owner occupied, nonfarm nonresidential properties: The Bank originates mortgage loans for commercial real estate that is managed as an investment property primarily within central and northwest Pennsylvania, central and northeast Ohio, western New York and the Roanoke, Virginia market. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Other consumer: The Bank originates loans to individuals for household, family, and other personal expenditures. This also represents all other loans that cannot be categorized in any of the previous mentioned consumer loan segments. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with other consumer loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Obligations (other than securities and leases) of states and political subdivisions: The Bank originates various types of loans made directly to municipalities. These loans are repaid through general cash flows or through specific revenue streams, such as water and sewer fees. The primary risk characteristics associated with municipal loans are the municipality's ability to manage cash flow, balance the fiscal budget, fixed asset and infrastructure requirements. Additional risks include changes in demographics, as well as social and political conditions.

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

The portfolio segments utilizing the DCF methodology comprised 88.4% and 90.8% of the amortized cost of loans as of December 31, 2021 and December 31, 2020, respectively, and included:

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

The portfolio segments utilizing the WARM methodology comprised 11.6% and 9.2% of the amortized cost of loans as of December 31, 2021 and December 31, 2020, respectively, and included:

•1-4 Family Construction
•Other construction loans and all land development and other land loans
•Credit cards
•Other revolving credit plans
•Other consumer

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation and typically represent collateral dependent loans but may also include other nonperforming loans or TDRs. The Corporation uses the practical expedient to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Allowance for Credit Losses on Off-Balance Sheet ("OBS") Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on OBS credit exposures is not material at December 31, 2021 or December 31, 2020.

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

Leases

The Corporation leases real estate property for branches and certain equipment. The Corporation determines if an arrangement is a lease at inception and if the lease is an operating lease or a finance lease.

Operating lease right-of-use assets represent the Corporation's right to use an underlying asset during the lease term and operating lease liabilities represent the Corporation's obligation to make lease payments arising from the lease. The period over which the right-of-use asset is amortized is generally the lesser of the expected remaining term or the remaining useful life of the leased asset. The lease liability is decreased as periodic lease payments are made. The Corporation performs impairment assessments for right-of-use assets when events or changes in circumstances indicate that their carrying values may not be recoverable.

The calculated amounts of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum remaining lease payments. The Corporation's lease agreements often include one or more options to renew at the Corporation's discretion. If, at lease inception, the Corporation considers the exercising of a renewal option to be reasonably certain, the Corporation includes the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Corporation cannot practically determine the interest rate implicit in the lease so the Corporation's incremental borrowing rate is used as the discount rate for the lease. The Corporation uses Federal Home Loan Bank ("FHLB") of Pittsburgh advance interest rates, which have been deemed as the Company's incremental borrowing rate, at lease inception based upon the term of the lease. The Corporation's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease expense, variable lease expense and short-term lease expense are included in occupancy expense in the Corporation's consolidated statements of income. For facility-related leases, the Corporation elected, by lease class, to not separate lease and non-lease components. Lease expense is recognized on a straight-line basis over the lease term. Variable lease expense primarily represents payments such as common area maintenance, real estate taxes, and utilities and are recognized as expense in the period when those payments are incurred. Short-term lease expense relates to leases with an initial term of 12 months or less. The Corporation has elected to not record a right-of-use asset or lease liability for short-term leases.

Federal Home Loan Bank Stock

As a member of the FHLB of Pittsburgh, the Corporation is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.

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

The Corporation has selected December 31st as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Corporation’s balance sheet.

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

Retirement Plans

Post retirement obligation expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The Corporation’s expense associated with its 401(k) plan is determined under the provisions of the plan document and includes both matching and profit sharing components. Deferred compensation and supplemental retirement plan expenses allocate the benefits over years of service.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested time-based restricted stock awards are participating securities.

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

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. ASU 2018-14 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers' application of income tax- related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. ASU 2019-12 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statements.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 represents changes to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these transactions. ASU 2020-01 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statement disclosures.

In March 2020, the FASB issued ASU 2020-04, - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Corporation's financial statement disclosures.

In October 2020, the FASB issued ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statement disclosures.

In August 2021, FASB issued ASU 2021-06 - Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946). ASU 2021-06 updates the codification to align with SEC Final Rule Releases No. 33-10786 and No. 33-10835. Specific to financial institutions, these SEC releases updated required annual statistical disclosures. The amendments in ASU 2021-06 were effective immediately. The updates to the statistical disclosures are reflected in the Corporation's Annual Report on Form 10-K for the fiscal year ending December 31, 2021, to align with this guidance.

Effects of Newly Issued But Not Yet Effective Accounting Standards

In March 2020, the FASB issued ASU 2020-04, - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is currently evaluating the impact of the reference rate reform on the Corporation's consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848). ASU 2021-01 expands and clarifies the scope of ASU No. 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the “discounting transaction.” Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is currently evaluating the impact of the reference rate reform on the Corporation's consolidated financial statements.

2.  Business Combinations

On July 17, 2020, the Corporation completed its previously announced acquisition of Bank of Akron, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Bank of Akron merged with and into the Bank (the "Merger"), with the Bank continuing as the surviving entity. Banking offices of Bank of Akron continue to operate under the trade name BankOnBuffalo, a division of the Bank.

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

Bank of Akron's results of operations were included in the Corporation's results of operations beginning July 17, 2020. The Corporation incurred no merger-related expenses during the year ended December 31, 2021 and $4.0 million of merger-related expenses during the year ended December 31, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors. There were $170 thousand in merger-related expenses incurred during the year ended December 31, 2019.

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

	December 31, 2020	December 31, 2019
Net interest income	$137,097	$119,062
Net income	$34,628	$42,343
Basic earnings per common share	$2.01	$2.54
Diluted earnings per common share	$2.01	$2.54

3.  Securities

Securities available-for-sale at December 31, 2021 and 2020 were as follows:

	December 31, 2021				December 31, 2020
	Amortized	Gross Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Gov’t sponsored entities	$110,788	$2,728	$(1,768)	$111,748	$150,404	$6,698	$(60)	$157,042
State & political subdivisions	103,232	2,162	(1,682)	103,712	67,819	3,186	(122)	70,883
Residential & multi-family mortgage	437,021	4,127	(6,513)	434,635	306,054	9,276	(138)	315,192
Corporate notes & bonds	28,257	250	(443)	28,064	15,221	105	(400)	14,926
Pooled SBA	18,787	283	(38)	19,032	24,975	912	(1)	25,886
Other	0	0	0	0	1,020	0	(41)	979
Total	$698,085	$9,550	$(10,444)	$697,191	$565,493	$20,177	$(762)	$584,908

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2021	$33,553	$783	$0
2020	57,185	2,257	67
2019	11,403	152	4

The tax provision related to these net realized gains at December 31, 2021, 2020 and 2019 were $164 thousand, $460 thousand, and $31 thousand, respectively.

The following is a schedule of the contractual maturity of securities available for sale, excluding equity securities, at December 31, 2021:

	December 31, 2021
	Amortized Cost	Fair Value
1 year or less	$17,959	$18,241
1 year – 5 years	77,146	78,191
5 years – 10 years	139,201	139,000
After 10 years	7,971	8,092
	242,277	243,524
Residential and multi-family mortgage	437,021	434,635
Pooled SBA	18,787	19,032
Total debt securities	$698,085	$697,191

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On December 31, 2021 and 2020, securities carried at $461.5 million and $453.4 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At December 31, 2021 and 2020, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$23,733	$(553)	37,911	(1,215)	$61,644	$(1,768)
State & political subdivisions	55,636	(1,399)	5,026	(283)	60,662	(1,682)
Residential & multi-family mortgage	248,690	(4,837)	45,185	(1,676)	293,875	(6,513)
Corporate notes & bonds	6,466	(249)	3,806	(194)	10,272	(443)
Pooled SBA	4,394	(37)	127	(1)	4,521	(38)
	338,919	$(7,075)	$92,055	$(3,369)	$430,974	$(10,444)

December 31, 2020	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	24,991	(60)	0	0	24,991	(60)
State & political subdivisions	3,854	(19)	164	(103)	4,018	(122)
Residential and multi-family mortgage	44,092	(119)	3,277	(19)	47,369	(138)
Corporate notes & bonds	0	0	4,545	(400)	4,545	(400)
Pooled SBA	525	(1)	0	0	525	(1)
Other	0	0	979	(41)	979	(41)
	73,462	(199)	8,965	(563)	82,427	(762)

The Corporation evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2021 and 2020, management performed an assessment for possible other-than-temporary impairment of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at December 31, 2021 and 2020 to be temporary.

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

As of December 31, 2021 and 2020, management concluded that the securities described in the previous paragraph were not other-than-temporarily impaired for the following reasons:
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

Equity securities at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Corporate equity securities	$6,715	$4,343
Mutual funds	2,566	1,283
Money market	506	404
Corporate notes and bonds	579	569
U.S. Government sponsored entities	0	50
Total	$10,366	$6,649

During December 31, 2021, 2020, and 2019, the Corporation sold equity securities. Proceeds were $0 in December 31, 2021, $5.9 million in December 31, 2020 and $301 thousand in December 31, 2019, resulting in net realized gains of $0 in December 31, 2021, $75 thousand in December 31, 2020, and $16 thousand in December 31, 2019. During 2019, the Corporation sold Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were $463 thousand.

4.  Loans

Total net loans at December 31, 2021 and 2020 are summarized as follows:

	2021	Percentage of Total	2020	Percentage of Total
Farmland	$23,768	0.7%	$23,316	0.7%
Owner-occupied, nonfarm nonresidential properties	434,672	12.0%	407,924	12.1%
Agricultural production and other loans to farmers	1,379	0.0%	2,664	0.1%
Commercial and Industrial [1]	708,989	19.5%	663,550	19.7%
Obligations (other than securities and leases) of states and political subdivisions	140,887	3.9%	132,818	3.9%
Other loans	13,979	0.4%	11,961	0.4%
Other construction loans and all land development and other land loans	298,869	8.2%	205,734	6.1%
Multifamily (5 or more) residential properties	216,143	5.9%	212,815	6.3%
Non-owner occupied, nonfarm nonresidential properties	663,062	18.2%	640,945	19.0%
1-4 Family Construction	37,822	1.0%	27,768	0.8%
Home equity lines of credit	104,517	2.9%	109,444	3.2%
Residential Mortgages secured by first liens	826,729	22.7%	777,030	23.0%
Residential Mortgages secured by junior liens	56,689	1.6%	53,726	1.6%
Other revolving credit plans	26,536	0.7%	25,507	0.8%
Automobile	20,862	0.6%	25,344	0.8%
Other consumer	49,676	1.4%	42,792	1.3%
Credit cards	9,935	0.3%	8,115	0.2%
Overdrafts	278	0.0%	336	0.0%
Total loans	$3,634,792	100.0%	$3,371,789	100.0%
Less: Allowance for credit losses	(37,588)		(34,340)
Loans, net	$3,597,204		$3,337,449

Net deferred loan origination fees (costs) included in the above loan table	$5,667		$8,789

1 PPP loans, net of deferred PPP processing fees, both those disbursed in 2020 and those disbursed in 2021, are included in the Commercial and Industrial classification and totaled $45.2 million and $155.5 million as of December 31, 2021 and 2020, respectively. In addition, syndicated loans, net of deferred fees and costs, are included in the Commercial and Industrial classification and totaled $125.8 million and $22.1 million as of December 31, 2021 and 2020, respectively.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within central and northwest Pennsylvania, central and northeast Ohio, western New York and Roanoke, Virginia. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

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

PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no required allowance for credit losses was recorded against the PPP loans, net of deferred PPP processing fees, outstanding of $45.2 million and $155.5 million as of December 31, 2021 and 2020, respectively. Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $125.8 million and $22.1 million as of December 31, 2021 and 2020, respectively.

Transactions in the allowance for credit losses for the year ended December 31, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Loss Expense	Ending Allowance
Farmland	$221	$0	$0	$(70)	$151
Owner-occupied, nonfarm nonresidential properties	3,700	(584)	10	213	3,339
Agricultural production and other loans to farmers	24	0	0	(15)	9
Commercial and Industrial	6,233	(163)	203	2,564	8,837
Obligations (other than securities and leases) of states and political subdivisions	998	(407)	30	1,028	1,649
Other loans	68	0	0	81	149
Other construction loans and all land development and other land loans	1,956	(282)	0	524	2,198
Multifamily (5 or more) residential properties	2,724	0	0	(435)	2,289
Non-owner occupied, nonfarm nonresidential properties	8,658	(49)	0	(2,128)	6,481
1-4 Family Construction	82	0	0	76	158
Home equity lines of credit	985	(7)	5	186	1,169
Residential Mortgages secured by first liens	4,539	(79)	47	2,436	6,943
Residential Mortgages secured by junior liens	241	(3)	0	308	546
Other revolving credit plans	507	(41)	13	49	528
Automobile	132	(26)	3	154	263
Other consumer	2,962	(1,193)	140	637	2,546
Credit cards	66	(112)	18	120	92
Overdrafts	244	(438)	160	275	241
Total loans	$34,340	$(3,384)	$629	$6,003	$37,588

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the year ended December 31, 2021, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, coupled with qualitative adjustments in the Corporation's residential and consumer loan portfolios, growth in new market areas, and qualitative adjustments related to the continued uncertainty with the pandemic and economic environment. These factors were partially offset by improvements in the Corporation's historical loss rates and quantitative inputs including the unemployment forecast and prepayment and curtailment speeds, as well as the impact of net charge-offs and improvements or resolutions in the Corporation's individually evaluated loans.

There is still a significant amount of uncertainty related to the economic impact of COVID-19, including duration, new variants, future government responses, and the resiliency of the U.S. economy. During 2021, management reviewed internal and external factors to consider the need for any qualitative adjustments to the quantitative model. Specifically, management reevaluated the loss given default assumptions that utilize Frye Jacobs, the time period used for prepayment and curtailment speeds and the unemployment forecast. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

Transactions in the allowance for loan losses for the year ended December 31, 2020 were as follows:

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

The following table presents information related to impaired loans by class of loan as of and for the year ended December 31, 2019:

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

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2021:

	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$965	$965	$0
Owner-occupied, nonfarm nonresidential properties	850	762	0
Commercial and Industrial	7,060	1,653	8
Other construction loans and all land development and other land loans	516	77	0
Multifamily (5 or more) residential properties	1,270	5	0
Non-owner occupied, nonfarm nonresidential properties	3,771	2,143	0
Home equity lines of credit	824	824	0
Residential Mortgages secured by first liens	3,410	3,410	137
Residential Mortgages secured by junior liens	147	147	0
Other revolving credit plans	13	13	0
Automobile	36	36	0
Other consumer	558	558	0
Credit cards	0	0	23
Total loans	$19,420	$10,593	$168

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans that are individually evaluated as of December 31, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$920	$0
Owner-occupied, nonfarm nonresidential properties	194	9
Commercial and Industrial	1,488	2,351
Other construction loans and all land development and other land loans	438	0
Multifamily (5 or more) residential properties	1,265	0
Non-owner occupied, nonfarm nonresidential properties	3,378	0
Residential Mortgages secured by first liens	435	0
Total loans	$8,118	$2,360

The following tables present the amortized cost basis of collateral-dependent loans by class of loans that are individually evaluated as of December 31, 2020:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$1,793	$0
Owner-occupied, nonfarm nonresidential properties	285	587
Commercial and Industrial	594	5,600
Other construction loans and all land development and other land loans	2,272	0
Multifamily (5 or more) residential properties	288	0
Non-owner occupied, nonfarm nonresidential properties	9,072	880
Residential Mortgages secured by first liens	1,135	0
Total loans	$15,439	$7,067

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$348	$0	$0	$348	$23,420	$23,768
Owner-occupied, nonfarm nonresidential properties	278	18	414	710	433,962	434,672
Agricultural production and other loans to farmers	0	0	0	0	1,379	1,379
Commercial and Industrial	377	13	333	723	708,266	708,989
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	140,887	140,887
Other loans	0	0	0	0	13,979	13,979
Other construction loans and all land development and other land loans	0	0	77	77	298,792	298,869
Multifamily (5 or more) residential properties	0	10	209	219	215,924	216,143
Non-owner occupied, nonfarm nonresidential properties	0	0	1,792	1,792	661,270	663,062
1-4 Family Construction	0	0	0	0	37,822	37,822
Home equity lines of credit	506	50	172	728	103,789	104,517
Residential Mortgages secured by first liens	1,286	1,145	1,647	4,078	822,651	826,729
Residential Mortgages secured by junior liens	32	24	1	57	56,632	56,689
Other revolving credit plans	56	17	4	77	26,459	26,536
Automobile	45	3	23	71	20,791	20,862
Other consumer	283	158	295	736	48,940	49,676
Credit cards	26	12	23	61	9,874	9,935
Overdrafts	0	0	0	0	278	278
Total loans	$3,237	$1,450	$4,990	$9,677	$3,625,115	$3,634,792

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2020 by class of loans.

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$195	$0	$1,211	$1,406	$21,910	$23,316
Owner-occupied, nonfarm nonresidential properties	10	885	732	1,627	406,297	407,924
Agricultural production and other loans to farmers	0	0	0	0	2,664	2,664
Commercial and Industrial	476	335	3,887	4,698	658,852	663,550
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	132,818	132,818
Other loans	0	0	0	0	11,961	11,961
Other construction loans and all land development and other land loans	0	0	1,917	1,917	203,817	205,734
Multifamily (5 or more) residential properties	0	0	0	0	212,815	212,815
Non-owner occupied, nonfarm nonresidential properties	314	156	10,184	10,654	630,291	640,945
1-4 Family Construction	0	0	0	0	27,768	27,768
Home equity lines of credit	166	235	486	887	108,557	109,444
Residential Mortgages secured by first liens	2,834	629	1,911	5,374	771,656	777,030
Residential Mortgages secured by junior liens	8	0	66	74	53,652	53,726
Other revolving credit plans	36	19	0	55	25,452	25,507
Automobile	73	0	9	82	25,262	25,344
Other consumer	246	132	245	623	42,169	42,792
Credit cards	72	39	34	145	7,970	8,115
Overdrafts	0	0	0	0	336	336
Total loans	$4,430	$2,430	$20,682	$27,542	$3,344,247	$3,371,789

Troubled Debt Restructurings

During the years ended December 31, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $16.6 million and $15.1 million as of December 31, 2021 and 2020, respectively. The Corporation has allocated $2.6 million and $779 thousand of allowance for those loans as of December 31, 2021 and 2020, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial	2	$3,336	$3,336
Multifamily (5 or more) residential properties	1	717	717
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604
Total loans	4	$5,657	$5,657

	Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Owner-occupied, nonfarm nonresidential properties	1	$260	$260
Commercial and Industrial	6	1,140	1,140
Other construction loans and all land development and other land loans	1	46	46
Non-owner occupied, nonfarm nonresidential properties	1	3,684	3,684
Residential Mortgages secured by first liens	2	309	309
Total loans	11	$5,439	$5,439

	Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgages	1	$383	$383
Total	1	$383	$383

The troubled debt restructurings described above increased the allowance for credit losses by immaterial amounts for the years ended December 31, 2021, 2020, and 2019, respectively.

There were no loans modified as troubled debt restructures for which there was a payment default within twelve months following the modification during the years ended December 31, 2021, 2020 and 2019, respectively, and no principal balances were forgiven in connection with the loan restructurings.

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

The following tables represent the Corporation's credit risk profile by risk rating as of December 31, 2021 and 2020. Loans not rated as special mention, substandard, or doubtful are considered to be pass rated loans.

	December 31, 2021
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$21,286	$1,514	$968	$0	$2,482	$23,768
Owner-occupied, nonfarm nonresidential properties	419,368	6,723	8,581	0	15,304	434,672
Agricultural production and other loans to farmers	1,379	0	0	0	0	1,379
Commercial and Industrial	687,010	7,946	12,654	1,379	21,979	708,989
Obligations (other than securities and leases) of states and political subdivisions	140,887	0	0	0	0	140,887
Other loans	13,979	0	0	0	0	13,979
Other construction loans and all land development and other land loans	294,103	4,221	545	0	4,766	298,869
Multifamily (5 or more) residential properties	214,772	100	1,271	0	1,371	216,143
Non-owner occupied, nonfarm nonresidential properties	631,534	9,628	21,900	0	31,528	663,062
Total loans	$2,424,318	$30,132	$45,919	$1,379	$77,430	$2,501,748

	December 31, 2020
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$20,316	$1,156	$1,844	$0	$3,000	$23,316
Owner-occupied, nonfarm nonresidential properties	391,899	2,826	13,199	0	16,025	407,924
Agricultural production and other loans to farmers	2,664	0	0	0	0	2,664
Commercial and Industrial	637,071	11,368	15,111	0	26,479	663,550
Obligations (other than securities and leases) of states and political subdivisions	132,110	0	708	0	708	132,818
Other loans	11,961	0	0	0	0	11,961
Other construction loans and all land development and other land loans	198,206	5,611	1,917	0	7,528	205,734
Multifamily (5 or more) residential properties	211,563	0	1,252	0	1,252	212,815
Non-owner occupied, nonfarm nonresidential properties	594,603	12,496	33,846	0	46,342	640,945
Total loans	$2,200,393	$33,457	$67,877	$0	$101,334	$2,301,727

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$8,203	$1,690	$3,276	$3,547	$564	$3,545	$461	$0	$21,286
Special mention	0	0	0	0	394	1,120	0	0	1,514
Substandard	388	0	0	0	48	532	0	0	968
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,591	$1,690	$3,276	$3,547	$1,006	$5,197	$461	$0	$23,768
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$135,095	$78,068	$78,621	$29,100	$40,677	$50,079	$7,728	$0	$419,368
Special mention	243	0	903	4,287	135	1,145	10	0	6,723
Substandard	687	416	2,190	868	250	4,152	18	0	8,581
Doubtful	0	0	0	0	0	0	0	0	0
Total	$136,025	$78,484	$81,714	$34,255	$41,062	$55,376	$7,756	$0	$434,672
Agricultural production and other loans to farmers
Risk rating
Pass	$211	$103	$76	$198	$0	$0	$791	$0	$1,379
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$211	$103	$76	$198	$0	$0	$791	$0	$1,379
Commercial and Industrial
Risk rating
Pass	$313,983	$84,815	$31,375	$16,577	$12,389	$6,777	$221,094	$0	$687,010
Special mention	0	363	793	381	82	844	5,483	0	7,946
Substandard	1,991	800	1,862	452	29	2,016	5,504	0	12,654
Doubtful(1)	1,379	0	0	0	0	0	0	0	1,379
Total	$317,353	$85,978	$34,030	$17,410	$12,500	$9,637	$232,081	$0	$708,989
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$36,853	$16,688	$8,774	$16,957	$20,071	$36,764	$4,780	$0	$140,887
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$36,853	$16,688	$8,774	$16,957	$20,071	$36,764	$4,780	$0	$140,887
Other loans
Risk rating
Pass	$5,851	$5,305	$552	$3	$0	$0	$2,268	$0	$13,979
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$5,851	$5,305	$552	$3	$0	$0	$2,268	$0	$13,979
(1) Consists of one loan relationship that was originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during the current period.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$98,406	$168,372	$8,752	$11,141	$853	$898	$5,681	$0	$294,103
Special mention	1,500	0	650	0	2,071	0	0	0	4,221
Substandard	0	0	0	29	439	0	77	0	545
Doubtful	0	0	0	0	0	0	0	0	0
Total	$99,906	$168,372	$9,402	$11,170	$3,363	$898	$5,758	$0	$298,869
Multifamily (5 or more) residential properties
Risk rating
Pass	$74,687	$55,663	$33,436	$7,937	$27,729	$12,882	$2,438	$0	$214,772
Special mention	0	0	0	0	0	100	0	0	100
Substandard	0	6	682	379	204	0	0	0	1,271
Doubtful	0	0	0	0	0	0	0	0	0
Total	$74,687	$55,669	$34,118	$8,316	$27,933	$12,982	$2,438	$0	$216,143
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$194,800	$125,039	$84,943	$52,233	$42,714	$123,021	$8,784	$0	$631,534
Special mention	0	0	428	1,004	189	5,556	2,451	0	9,628
Substandard	826	0	2,305	1,662	4,638	12,134	335	0	21,900
Doubtful	0	0	0	0	0	0	0	0	0
Total	$195,626	$125,039	$87,676	$54,899	$47,541	$140,711	$11,570	$0	$663,062

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

	December 31, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$37,822	$0	$37,822	$27,768	$0	$27,768
Home equity lines of credit	103,693	824	104,517	108,759	685	109,444
Residential Mortgages secured by first liens	823,182	3,547	826,729	772,572	4,458	777,030
Residential Mortgages secured by junior liens	56,542	147	56,689	53,612	114	53,726
Other revolving credit plans	26,523	13	26,536	25,501	6	25,507
Automobile	20,826	36	20,862	25,312	32	25,344
Other consumer	49,118	558	49,676	42,288	504	42,792
Total loans	$1,117,706	$5,125	$1,122,831	$1,055,812	$5,799	$1,061,611

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Home equity lines of credit
Payment performance
Performing	$14,383	$14,621	$9,564	$10,584	$6,863	$39,527	$8,151	$0	$103,693
Nonperforming	0	0	9	10	377	428	0	0	824
Total	$14,383	$14,621	$9,573	$10,594	$7,240	$39,955	$8,151	$0	$104,517
Residential mortgages secured by first lien
Payment performance
Performing	$232,606	$178,380	$111,333	$62,850	$74,136	$160,402	$3,475	$0	$823,182
Nonperforming	79	259	227	151	258	2,379	194	0	3,547
Total	$232,685	$178,639	$111,560	$63,001	$74,394	$162,781	$3,669	$0	$826,729
Residential mortgages secured by junior liens
Payment performance
Performing	$20,617	$11,256	$7,239	$4,407	$3,508	$9,095	$420	$0	$56,542
Nonperforming	0	0	0	0	84	63	0	0	147
Total	$20,617	$11,256	$7,239	$4,407	$3,592	$9,158	$420	$0	$56,689
Other revolving credit plans
Payment performance
Performing	$5,313	$3,596	$3,090	$2,592	$2,977	$8,955	$0	$0	$26,523
Nonperforming	0	0	4	4	0	5	0	0	13
Total	$5,313	$3,596	$3,094	$2,596	$2,977	$8,960	$0	$0	$26,536
Automobile
Payment performance
Performing	$7,047	$5,448	$4,668	$2,457	$682	$524	$0	$0	$20,826
Nonperforming	11	13	12	0	0	0	0	0	36
Total	$7,058	$5,461	$4,680	$2,457	$682	$524	$0	$0	$20,862
Other consumer
Payment performance
Performing	$30,423	$11,017	$4,537	$1,451	$316	$1,374	$0	$0	$49,118
Nonperforming	204	170	96	25	3	60	0	0	558
Total	$30,627	$11,187	$4,633	$1,476	$319	$1,434	$0	$0	$49,676

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2020. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016		Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$16,081	$11,547	$140	$0	$0		$0	$0	$0	$27,768
Nonperforming	0	0	0	0	0		0	0	0	0
Total	$16,081	$11,547	$140	$0	$0		$0	$0	$0	$27,768
Home equity lines of credit
Payment performance
Performing	$19,764	$12,823	$12,842	$8,793	$8,182		$42,514	$3,841	$0	$108,759
Nonperforming	0	0	0	302	33		350	0	0	685
Total	$19,764	$12,823	$12,842	$9,095	$8,215		$42,864	$3,841	$0	$109,444
Residential mortgages secured by first lien
Payment performance
Performing	$211,910	$136,181	$93,588	$99,520	$62,312		$163,556	$5,505	$0	$772,572
Nonperforming	0	84	887	143	61		3,261	22	0	4,458
Total	$211,910	$136,265	$94,475	$99,663	$62,373		$166,817	$5,527	$0	$777,030
Residential mortgages secured by junior liens
Payment performance
Performing	$14,552	$12,255	$7,031	$5,660	$3,347		$10,389	$378	$0	$53,612
Nonperforming	0	0	0	0	19		95	0	0	114
Total	$14,552	$12,255	$7,031	$5,660	$3,366		$10,484	$378	$0	$53,726
Other revolving credit plans
Payment performance
Performing	$4,088	$4,516	$3,320	$3,149	$1,301		$9,127	$0	$0	$25,501
Nonperforming	0	0	4	0	0		2	0	0	6
Total	$4,088	$4,516	$3,324	$3,149	$1,301		$9,129	$0	$0	$25,507
Automobile
Payment performance
Performing	$8,965	$8,595	$4,652	$1,635	$764		$701	$0	$0	$25,312
Nonperforming	0	4	0	6	0		22	0	0	32
Total	$8,965	$8,599	$4,652	$1,641	$764		$723	$0	$0	$25,344
Other consumer
Payment performance
Performing	$24,857	$11,183	$3,579	$796	$218	1	$1,654	$0	$0	$42,288
Nonperforming	82	264	75	13	0		70	0	0	504
Total	$24,939	$11,447	$3,654	$809	$218		$1,724	$0	$0	$42,792

	December 31, 2021	December 31, 2020
Credit card
Payment performance
Performing	$9,912	$8,081
Nonperforming	23	34
Total	$9,935	$8,115

Purchased Credit Deteriorated Loans

The Corporation has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

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

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Gross consumer loans	$29,227	$27,998
Less: unearned discounts	(5,716)	(5,181)
Total consumer loans, net of unearned discounts	$23,511	$22,817

5.  Real Estate Owned

Real estate owned is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2021, 2020, and 2019 were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Balance, beginning of year	$862	$1,633	$418
Loans transferred to real estate owned	1,470	241	2,066
Sales of real estate owned (at carrying value)	(1,625)	(1,012)	(851)
Balance, end of year	$707	$862	$1,633

Expenses related to foreclosed real estate include:

	December 31, 2021	December 31, 2020	December 31, 2019
Net loss (gain) on sales	$32	$346	$(377)
Operating expenses, net of rental income	85	240	316
	$117	$586	$(61)

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values of most equity securities and debt securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities that observable inputs about the specific issuer are not available, fair values are estimated using observable data from other securities presumed to be similar or other market data on other similar securities (Level 3).

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a loan-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Corporation's derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

Assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2021 and 2020:

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$111,748	$0	$111,748	$0
States and political subdivisions	103,712	0	103,712	0
Residential and multi-family mortgage	434,635	4,995	429,640	0
Corporate notes and bonds	28,064	0	28,064	0
Pooled SBA	19,032	0	19,032	0
Total Securities Available For Sale	$697,191	$4,995	$692,196	$0
Interest rate swaps	$2,124	$0	$2,124	$0
Equity Securities:
Corporate equity securities	$6,715	$6,715	$0	$0
Mutual funds	2,566	2,566	0	0
Certificates of deposit	506	506	0	0
Corporate notes and bonds	579	579	0	0
Total Equity Securities	$10,366	$10,366	$0	$0
Liabilities
Interest rate swaps	$(2,512)	$0	$(2,512)	$0

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available For Sale:
U.S. Government sponsored entities	$157,042	$0	$157,042	$0
States and political subdivisions	70,883	0	70,819	64
Residential and multi-family mortgage	315,192	15,039	300,153	0
Corporate notes and bonds	14,926	0	14,926	0
Pooled SBA	25,886	0	25,886	0
Other	979	979	0	0
Total Securities Available For Sale	$584,908	$16,018	$568,826	$64
Interest rate swaps	$4,017	$0	$4,017	$0
Equity Securities:
Corporate equity securities	$4,343	$4,343	$0	$0
Mutual funds	1,283	1,283	0	0
Certificates of deposit	404	404	0	0
Corporate notes and bonds	569	569	0	0
U.S. Government sponsored entities	50	0	50	0
Total Equity Securities	$6,649	$6,599	$50	$0
Liabilities
Interest rate swaps	$(4,785)	$0	$(4,785)	$0

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	8,250
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Settlements	(64)	0
Transfers out of Level 3	0	(8,250)
Balance, December 31, 2021	$0	$0

The Corporation's corporate notes and bonds with a fair value of $8.3 million for the year ended December 31, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

The table below presents a reconciliation of the fair value of securities available for sale measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

	States and Political Subdivisions	Residential & Multi-Family Mortgage
Balance, January 1, 2020	$0	$2,795
Purchases	422	0
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Transfers out of Level 3	(358)	$(2,795)
Balance, December 31, 2020	$64	$0

The Corporation's states and political subdivsions with a fair value of $358 thousand and residential and multi-family mortgage of $2.8 million for the year ended December 31, 2020 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2021 and 2020:

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$920	0	0	$920
Owner-occupied, nonfarm nonresidential properties	194	0	0	194
Commercial and industrial	3,102	0	0	3,102
Other construction loans and all land development loans and other land loans	248	0	0	248
Multifamily (5 or more) residential properties	627	0	0	627
Non-owner occupied, nonfarm nonresidential	2,889	0	0	2,889

		Fair Value Measurements at December 31, 2020 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$659	0	0	$659
Owner-occupied, nonfarm nonresidential properties	329	0	0	329
Commercial and industrial	3,680	0	0	3,680
Other construction loans and all land development loans and other land loans	1,790	0	0	1,790
Multifamily (5 or more) residential properties	0	0	0	0
Non-owner occupied, nonfarm nonresidential	9,622	0	0	9,622
Residential mortgages secured by first liens	659	0	0	659

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans - Farmland	$920	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Collateral-dependent loans - Owner-occupied, nonfarm nonresidential properties	194	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (57%)
Collateral-dependent loans - Commercial and industrial	3,102	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-59% (42%)
Collateral-dependent loans - Other construction loans and all land development loans and other land loans	248	Valuation of third party appraisal on underlying collateral	Loss severity rates	25% (25%)
Collateral-dependent loans - Multifamily (5 or more) residential properties	627	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-57% (26%)
Collateral-dependent loans - Non-owner occupied, nonfarm nonresidential	2,889	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (34%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans - Farmland	$659	Valuation of third party appraisal on underlying collateral	Loss severity rates	45%-54% (47%)
Collateral-dependent loans - Owner-occupied, nonfarm nonresidential properties	329	Valuation of third party appraisal on underlying collateral	Loss severity rates	60%-90% (80%)
Collateral-dependent loans - Commercial and industrial	3,680	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-100% (39%)
Collateral-dependent loans - Other construction loans and all land development loans and other land loans	1,790	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-41% (28%)
Collateral-dependent loans - Multifamily (5 or more) residential properties	0	Valuation of third party appraisal on underlying collateral	Loss severity rates	58% (58%)
Collateral-dependent loans - Non-owner occupied, nonfarm nonresidential	9,622	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Collateral-dependent loans - Residential mortgages secured by first liens	659	Valuation of third party appraisal on underlying collateral	Loss severity rates	31% (31%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2021:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$732,198	$732,198	$0	$0	$732,198
Securities available for sale	697,191	4,995	692,196	0	697,191
Equity securities	10,366	10,366	0	0	10,366
Loans held for sale	849	0	858	0	858
Net loans	3,597,204	0	0	3,613,452	3,613,452
FHLB and other equity interests	23,276	n/a	n/a	n/a	n/a
Interest rate swaps	2,124	0	2,124	0	2,124
Accrued interest receivable	15,516	16	2,171	13,329	15,516
LIABILITIES
Deposits	$(4,715,619)	$(4,329,167)	$(391,850)	$0	$(4,721,017)
Subordinated debentures	(104,281)	0	(92,675)	0	(92,675)
Interest rate swaps	(2,512)	0	(2,512)	0	(2,512)
Accrued interest payable	(886)	0	(886)	0	(886)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2020:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$532,694	$532,694	$0	$0	$532,694
Securities available for sale	584,908	16,018	568,826	64	584,908
Equity securities	6,649	6,599	50	0	6,649
Loans held for sale	8,514	0	8,617	0	8,617
Net loans	3,337,449	0	0	3,339,482	3,339,482
FHLB and other equity interests	21,018	n/a	n/a	n/a	n/a
Interest rate swaps	4,017	0	4,017	0	4,017
Accrued interest receivable	17,659	61	2,152	15,446	17,659
LIABILITIES
Deposits	$(4,181,744)	$(3,705,200)	$(488,000)	$0	$(4,193,200)
Subordinated debentures	(70,620)	0	(62,583)	0	(62,583)
Interest rate swaps	(4,785)	0	(4,785)	0	(4,785)
Accrued interest payable	(1,096)	0	(1,096)	0	(1,096)

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

7.  Secondary Market Mortgage Activities

Total loans serviced for others were $264.2 million and $224.3 million for the years ended December 31, 2021 and 2020, respectively.

The following summarizes secondary market mortgage activities for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Loans originated for resale	$95,411	$87,528	$43,458
Proceeds from sales of loans held for sale	97,179	82,619	43,198
Net gains on sales of loans held for sale	2,737	2,961	990
Loan servicing fees	720	726	634

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Balance, beginning of year	$1,527	$1,573	$1,495
Additions	514	540	292
Servicing rights acquired	0	0	0
Amortization	(377)	(586)	(214)
Balance, end of year	$1,664	$1,527	$1,573

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2021 and 2020, respectively. No valuation allowance was deemed necessary at December 31, 2021, 2020, and 2019. The fair value of interest rate lock commitments and forward commitments to sell loans was not material at December 31, 2021 or 2020.

8.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Land	$8,798	$8,016
Premises and leasehold improvements	70,212	68,346
Furniture and equipment	39,851	37,203
Construction in process	2,589	1,556
	121,450	115,121
Less: accumulated depreciation	59,791	55,057
Premises and equipment, net	$61,659	$60,064

Depreciation on premises and equipment amounted to $5.3 million in 2021, $4.6 million in 2020 and $4.1 million in 2019.

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

Leases	Classification	December 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$19,928	$18,407
Finance lease assets	Premises and equipment, net (1)	358	429
Total leased assets		$20,286	$18,836

Liabilities:
Operating lease liabilities	Operating lease liabilities	$21,159	$19,449
Finance lease liabilities	Accrued interest payable and other liabilities	469	550
Total leased liabilities		$21,628	$19,999
(1) Finance lease assets are recorded net of accumulated amortization of $858 thousand and $787 thousand as of December 31, 2021 and 2020, respectively.

The components of the Corporation's net lease expense for the year ended December 31, 2021, 2020 and 2019 were as follows:

Lease Cost	Classification	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	Net occupancy expense	$1,801	$1,785	$1,666
Variable lease cost	Net occupancy expense	55	87	98
Finance lease cost:
Amortization of leased assets	Net occupancy expense	72	72	72
Interest on lease liabilities	Interest expense - borrowed funds	23	27	30
Sublease income (1)	Net occupancy expense	(71)	(86)	(83)
Net lease cost		$1,880	$1,885	$1,783
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2021:

Maturity of Lease Liabilities as of December 31, 2021	Operating Leases (1)	Finance Leases	Total
2022	$1,804	$105	$1,909
2023	1,693	105	1,798
2024	1,649	105	1,754
2025	1,637	105	1,742
2026	1,605	105	1,710
After 2026	20,564	0	20,564
Total lease payments	28,952	525	29,477
Less: Interest	7,793	56	7,849
Present value of lease liabilities	$21,159	$469	$21,628
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $10.4 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of December 31, 2021 and 2020 was as follows:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	18.8	19.0
Finance leases	5.0	6.0

Weighted-average discount rate
Operating leases	3.42%	3.46%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of December 31, 2021 and 2020 was as follows:

Other Information	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$964	$922

10.  Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Balance, beginning of year	$43,749	$38,730
Acquired during the year	0	5,019
Balance, end of year	$43,749	$43,749

Impairment exists when the carrying value of goodwill exceeds its fair value. Goodwill is evaluated for impairment on an annual basis as of December 31 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.

At December 31, 2021, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

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

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4.8 million. During the years ended December 31, 2021, 2020, and 2019, the Corporation recorded amortization expense of $0, $94 thousand and $316 thousand, respectively. The net carrying values at December 31, 2021 and 2020 was $0, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1.6 million. During the year ended December 31, 2021, 2020, and 2019, the Corporation recorded amortization expense of $0, $66 thousand, and $251 thousand, respectively. The net carrying values at December 31, 2021 and 2020 was $0, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank.

In connection with its acquisition of Bank of Akron in 2020, the Corporation recorded a core deposit intangible asset of $613 thousand. During the year ended December 31, 2021 and 2020, the Corporation recorded amortization expense of $107 thousand and $46 thousand, respectively. The net carrying value at December 31, 2021 and 2020 was $460 thousand and $567 thousand, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Bank of Akron.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2022	$96
2023	85
2024	73
2025	62
2026	51
Thereafter	93
$460

11.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2021:

Time deposits maturing:
2022	$252,340
2023	54,676
2024	34,009
2025	26,121
2026	7,258
Thereafter	12,048
$386,452

Certificates of deposit of $250 thousand or more totaled $116.6 million and $128.2 million at December 31, 2021 and 2020, respectively.

The Corporation had $52.9 million and $23.6 million in reciprocal ICS deposits at December 31, 2021 and 2020, respectively.

12.  Borrowings

At December 31, 2021 and 2020, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution, at a variable interest rate with a floor as defined in the agreement. There were no borrowings on the line of credit at December 31, 2021 and 2020.

FHLB Borrowings

The Bank has the ability to borrow funds from the FHLB. The Bank maintains a $150.0 million line-of-credit (Open Repo Plus) with the FHLB which is a revolving term commitment available on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLB, the line-of-credit and long term advances are secured by FHLB stock and the Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for any advances.

Total loans pledged to the FHLB at December 31, 2021, and 2020, were $1.3 billion and $1.2 billion, respectively. The Bank could obtain advances of up to approximately $932.7 million from the FHLB at December 31, 2021 and $797.4 million at December 31, 2020.

At December 31, 2021 and December 31, 2020, the Bank had no outstanding advances from the FHLB. During 2020 CNB prepaid the entire balance of its borrowings from the FHLB, totaling $190.4 million. The pre-payment penalty associated with these prepayments totaled approximately $7.9 million and the weighted average rate associated with these borrowings was 2.20%.

At December 31, 2021 and 2020, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $10.4 million and $57.3 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At December 31, 2021 and 2020, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55%. The all-in rate was 1.75% at December 31, 2021 and 1.80% at December 31, 2020. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In September 2016, the Corporation completed a private placement of $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2026 Notes"). The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 4.55%. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. On October 15, 2021, the Corporation completed its redemption of the 2026 Notes, representing all of the outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, October 15, 2021. The total aggregate redemption price was $50.7 million, which amount included an accrued interest payment of $719 thousand. The Corporation financed the redemption with cash on hand, including the net proceeds from the issuance and sale of $85.0 million aggregate principal amount of the Corporation’s 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate (“SOFR”) plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $1.3 million as of December 31, 2021.

13.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan. The plan permits eligible employees to make pre-tax and Roth contributions up to 70% of salary. Employees 21 years of age or over with a minimum of one-year with 1,000 hours of service are eligible for matching contributions by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $1.2 million, $1.1 million and $906 thousand for the years ended December 31, 2021, 2020, and 2019, respectively. A profit sharing discretionary non-contributory pension plan component is in place for employees 21 years of age or over with a minimum of one-year with 1,000 hours of service and allows employer contributions in an amount equal to a percentage of eligible compensation plus 5.7% of the compensation in excess of $143 thousand, subject to a $290 thousand salary limit. The Corporation recognized profit sharing expense of $2.0 million, $1.9 million and $1.9 million for the year ended December 31, 2021, 2020, and 2019 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2021 and 2020, obligations of $8.8 million and $7.0 million, respectively, were included in other liabilities for this plan. Expenses related to this plan were $2.1 million for the year ended December 31, 2021, $992 thousand for the year ended December 31, 2020 and $724 thousand for the year ended December 31, 2019.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2021 and 2020, obligations of $1.5 million and $1.4 million, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $196 thousand for the year ended December 31, 2021, $253 thousand for the year ended December 31, 2020 and $(1) thousand for the year ended December 31, 2019.

On December 31, 2021, the Corporation adopted a Defined Contribution Plan for several employees (the “Plan”), pursuant to which the Corporation will make certain annual contributions to the Plan on the employee's behalf, which will be paid to the employee following their termination of employment from the Corporation or, if earlier, upon the employee becoming disabled. The Plan became effective as of January 2, 2022.

The Corporation has an unfunded post-retirement benefits plan which provides certain health care benefits for retired employees who have reached the age of 60 and retired with 30 years of service. The plan was amended in 2013 to include only employees hired prior to January 1, 2000. Benefits are provided for these retired employees and their qualifying dependents from the age of 60 through the age of 65.

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Benefit obligation at beginning of year	$1,829	$2,030
Interest cost	28	51
Service cost	52	61
Actual claims	(31)	(36)
Actuarial gain	(391)	(277)
Benefit obligation at end of year	$1,487	$1,829

Amounts recognized in accumulated other comprehensive income at December 31, 2021 and 2020 consisted of:

	December 31, 2021	December 31, 2020
Net actuarial gain	$782	$435
Tax effect	(165)	(92)
	$617	$343

The accumulated benefit obligation was $1.5 million and $1.8 million at December 31, 2021 and 2020, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	December 31, 2021	December 31, 2020	December 31, 2019
Service cost	$52	$61	$74
Interest cost	28	51	89
Net amortization of transition obligation and actuarial loss	(43)	0	23
Net periodic benefit cost	37	112	186
Net gain	(391)	(277)	(518)
Amortization	43	0	(23)
Total recognized in other comprehensive income	(348)	(277)	(541)
Total recognized in net periodic benefit cost and other comprehensive income	$(311)	$(165)	$(355)

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $(113) thousand.

The weighted average discount rate used to calculate net periodic benefit cost was 1.55% for year ended December 31, 2021, 2.59% for year ended December 31, 2020, and 3.78% for year ended December 31, 2019. The weighted average rate used to calculate accrued benefit obligations was 2.10% for year ended December 31, 2021, 1.55% for year ended December 31, 2020, and 2.59% for year ended December 31, 2019. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2022 and thereafter.

14.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.
A summary of changes in the deferred compensation plan liability follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Balance, beginning of year	$3,085	$3,234	$2,408
Deferrals, dividends, and changes in fair value	1,084	(70)	904
Deferred compensation payments	(494)	(79)	(78)
Balance, end of year	$3,675	$3,085	$3,234

15.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Current – federal	$13,494	$8,681	$8,265
Current – state	1,268	729	499
Deferred – federal	(1,025)	(1,672)	(204)
Deferred – state	(666)	(391)	0
Income tax expense	$13,071	$7,347	$8,560

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	December 31, 2021	%	December 31, 2020	%	December 31, 2019	%
Tax at statutory rate	$14,863	21.0	$8,419	21.0	$10,214	21.0
Tax exempt income, net	(1,231)	(1.7)	(1,223)	(3.1)	(1,382)	(2.8)
Bank owned life insurance	(554)	(0.8)	(367)	(0.9)	(276)	(0.6)
Effect of state tax	476	0.7	576	1.4	394	0.8
Other	(483)	(0.7)	(58)	(0.1)	(390)	(0.8)
Income tax expense	$13,071	18.5	$7,347	18.3	$8,560	17.6

The following table sets forth deferred taxes as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for credit losses	$7,606	$6,751
Fair value adjustments – business combination	1,240	1,685
Deferred compensation	3,344	2,787
Net operating loss carryover	327	346
Post-retirement benefits	696	722
Unrealized loss on interest rate swap	81	161
Nonaccrual loan interest	509	478
Accrued expenses	1,718	681
Deferred fees and costs	1,259	1,613
Unrealized loss on securities available for sale	188	0
Operating lease liability	4,845	4,214
Other	383	300
	22,196	19,738
Deferred tax liabilities:
Unrealized gain on securities available for sale	0	4,077
Premises and equipment	3,093	2,997
Unrealized gain on equity securities	292	294
Intangibles – section 197	2,494	2,399
Mortgage servicing rights	366	321
Operating lease asset	4,649	4,079
Other	220	293
	11,114	14,460
Net deferred tax asset	$11,082	$5,278

At December 31, 2021 and 2020, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

At December 31, 2021, the Corporation had state net operating loss carryforwards of approximately $15.9 million related to the acquisition of Bank of Akron, which expire at various dates from 2034 to 2039. The Corporation's ability to utilize carryforwards is limited to $363 thousand per year. Due to this limitation, management determined it is more likely than not that approximately $9.5 million of net operating loss carryforwards will expire unutilized.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2021, 2020 and 2019, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2021, 2020, and 2019.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as filing various state returns. The Corporation is no longer subject to U.S. federal income tax examinations by the taxing authorities for years prior to 2018. Tax years 2018 through 2021 are open to examination.

16.  Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2021 were as follows:

Beginning balance	$37,665
New loans and advances	11,830
Effect of changes in composition of related parties	0
Repayments	(3,738)
Ending balance	$45,757

Deposits from principal officers, directors, and their affiliates were $23.5 million and $24.5 million at December 31, 2021 and 2020, respectively.
17. Stock-Based Compensation

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

The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. All stock-based compensation grants during the years ending December 31, 2021, 2020 and 2019 and outstanding at December 31, 2021, 2020 and 2019 were time-based and performance-based restricted stock.

During the years ended December 31, 2021, 2020, and 2019, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 55,218, 36,968 and 40,978 shares, respectively, of time-based restricted common stock to certain key employees and all independent directors of the Corporation.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $296 thousand, $296 thousand and $283 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

A summary of changes in time-based unvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2021	56,306	$27.14
Granted	40,332	21.61
Forfeited	(2,669)	23.49
Vested	(24,326)	26.85
Non-vested at December 31, 2021	69,643	$24.18

The above table excludes 14,886 shares in restricted stock awards that were granted to the Corporation’s Board of Directors and certain employees at a weighted average fair value of $21.03 and immediately vested. As of December 31, 2021 and 2020, there was $1.1 million and $1.1 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the restricted stock award plan. The fair value of shares vesting during the year end December 31, 2021, 2020, and 2019 was $835 thousand, $1.1 million and $1.5 million, respectively.

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

Total compensation expense related to the PBRSAs and included in the above compensation expense total was $378 thousand, $384 thousand and $221 thousand for 2021, 2020 and 2019. Estimated remaining unearned compensation related to PBRSAs at December 31, 2021 was $312 thousand.

In 2020, the 2018 PBRSAs were fully earned and in 2021, 10,587 shares were fully distributed. The fair value of the shares distributed in 2021 was $223 thousand. In 2019, the 2017 PBRSAs were fully earned and in 2020, 7,109 shares were fully distributed. The fair value of the 7,109 shares distributed in 2020 was $233 thousand.

The number of authorized stock-based awards still available for grant as of December 31, 2021 was 390,090.

18.  Regulatory Capital Matters

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. The net unrealized gain or loss on available for sale securities is excluded from computing regulatory capital. Management believes as of December 31, 2021 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2021 and 2020. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital to Risk Weighted Assets
Consolidated	$541,651	14.92%	$381,093	10.50%	N/A
Bank	$475,231	13.16%	$379,180	10.50%	$361,123	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$427,988	11.79%	$308,504	8.50%	N/A
Bank	$447,055	12.38%	$306,955	8.50%	$288,899	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$350,203	9.65%	$254,062	7.00%	N/A
Bank	$439,676	12.18%	$252,786	7.00%	$234,730	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$427,988	8.22%	$208,208	4.00%	N/A
Bank	$447,055	8.63%	$207,109	4.00%	$258,887	5.00%
December 31, 2020
Total Capital to Risk Weighted Assets
Consolidated	$462,457	14.32%	$339,107	10.50%	N/A
Bank	$434,598	13.52%	$337,554	10.50%	$321,480	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$384,650	11.91%	$274,516	8.50%	N/A
Bank	$408,693	12.71%	$273,258	8.50%	$257,184	8.00%
Common equity Tier 1 to Risk Weighted Assets
Consolidated	$306,865	9.50%	$226,072	7.00%	N/A
Bank	$401,314	12.48%	$225,036	7.00%	$208,962	6.50%
Tier 1 (Core) Capital to Average Assets
Consolidated	$384,650	8.11%	$189,728	4.00%	N/A
Bank	$408,693	8.66%	$188,690	4.00%	$235,863	5.00%
(1) The minimum amounts and ratios as of December 31, 2021 and 2020 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2021, $134.6 million of accumulated net earnings of the Bank included in consolidated shareholders’ equity, plus any 2022 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

19.  Interest Rate Swaps

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At December 31, 2021, the variable rate on the subordinated debt was 1.75% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of December 31, 2021 and 2020, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019:

As of December 31	Liability Derivative
	Balance Sheet	Fair value
	Location	December 31, 2021	December 31, 2020
Interest rate contract	Accrued interest payable and other liabilities	$(388)	$(768)
For the Year Ended December 31, 2021	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$301	Interest expense – subordinated debentures		$(276)	Other income	$0
For the Year Ended December 31, 2020
Interest rate contract	$(224)	Interest expense – subordinated debentures		$(224)	Other income	$0
For the Year Ended December 31, 2019
Interest rate contract	$(225)	Interest expense – subordinated debentures		$(63)	Other income	$0

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
(c)Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be $278 thousand.

As of December 31, 2021 and 2020, a cash collateral balance of $1.1 million and $1.1 million, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $3.4 million as of December 31, 2021 and $4.9 million as of December 31, 2020. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2021 and 2020:

	Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2021
3rd Party interest rate swaps	$32,768	5.8	4.12%	1 month LIBOR + 2.27%	$2,124	(a)
Customer interest rate swaps	(32,768)	5.8	4.12%	1 month LIBOR + 2.27%	(2,124)	(b)
December 31, 2020
3rd Party interest rate swaps	$34,089	6.7	4.13%	1 month LIBOR + 2.27%	$4,017	(a)
Customer interest rate swaps	(34,089)	6.7	4.13%	1 month LIBOR + 2.27%	(4,017)	(b)

(a)Reported in accrued interest receivable and other assets within the consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the consolidated balance sheets

20.  Off-Balance Sheet Activities

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$94,924	$323,013	$52,073	$266,336
Unused lines of credit	13,265	663,903	24,328	673,919
Standby letters of credit	15,063	1,623	15,301	1,597

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2021 have interest rates ranging from 0.56% to 9.00% and maturities ranging from six months to approximately 31 years. The fixed rate loan commitments at December 31, 2020 have interest rates ranging from 1.24% to 18.00% and maturities ranging from four months to 35 years.

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of December 31, 2021 and 2020 were $14.5 million and $11.8 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $8.0 million and $3.7 million as of December 31, 2021 and 2020, respectively. These investments are accounted for either under the equity method of accounting.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of December 31, 2021 and 2020 were $5.3 million and $6.0 million, respectively. The related amortization for the twelve months ended December 31, 2021, 2020 and 2019 were $691 thousand, $634 thousand and $531 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of December 31, 2021 and 2020 were $2.1 million and $3.6 million, respectively.

21.   Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2021	2020
Assets
Cash	$47,035	$10,729
Equity securities	2,850	2,692
Investment in bank subsidiary	474,902	456,531
Investment in non-bank subsidiaries	20,327	15,681
Deferreds and current receivable	1,798	1,788
Other assets	1,044	1,264
Total assets	$547,956	$488,685
Liabilities
Subordinated debentures	$104,281	$70,620
Other liabilities	828	1,928
Total liabilities	105,109	72,548
Stockholders' equity	442,847	416,137
Total liabilities and stockholders' equity	$547,956	$488,685

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2021	2020	2019
Dividends from:
Bank subsidiary	$22,165	$16,702	$12,696
Non-bank subsidiaries	1,700	10,350	0
Other	210	216	208
Total income	24,075	27,268	12,904
Expenses	(6,657)	(6,838)	(5,518)
Income before income taxes and equity in undistributed net income of subsidiaries:	17,418	20,430	7,386
Change in net unrealized holdings gains (losses) on equity securities not held for trading	121	(31)	24
Income tax benefit	1,381	1,306	1,177
Equity in undistributed net income of bank subsidiary	37,178	18,197	27,580
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	1,609	(7,159)	3,914
Net income	57,707	32,743	40,081
Dividends on preferred stock	(4,302)	(1,147)	0
Net income available to common stockholders	$53,405	$31,596	$40,081

Comprehensive income attributable to the parent	$58,008	$32,519	$39,856

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2021	2020	2019
Net income
Adjustments to reconcile net income to net cash provided by	$57,707	$32,743	$40,081
operating activities:
Equity in undistributed net income of bank subsidiary	(37,178)	(18,197)	(27,580)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	(1,609)	7,159	(3,914)
Net unrealized (gains) losses on equity securities	(121)	31	(24)
Decrease in other assets	60	21	177
Increase in other liabilities	978	1,091	1,267
Net cash provided by operating activities	19,837	22,848	10,007
Cash flows from investing activities
Purchase of equity securities	0	(2,000)	(36)
Outlays for business acquisition	0	(16,126)	0
Investment in bank subsidiaries	0	(41,500)	0
Net cash used in investing activities	0	(59,626)	(36)
Cash flows from financing activities:
Dividends paid on common stock	(11,550)	(10,981)	(10,358)
Dividends paid on preferred stock	(4,302)	(1,147)	0
Proceeds from issuance of long term debt	83,484	0	0
Repayment of long term debt	(50,000)	0	0
Purchase of treasury stock	(1,163)	(1,307)	(1,291)
Net proceeds from the issuance of preferred stock	0	57,785	0
Net proceeds from issuance of common stock	0	3,257	1,423
Net advance (to) from subsidiary	0	(850)	650
Net cash provided by (used in) financing activities	16,469	46,757	(9,576)
Net increase (decrease) in cash	36,306	9,979	395
Cash beginning of year	10,729	750	355
Cash end of year	$47,035	$10,729	$750

22.  Earnings Per Share

The computation of basic and diluted earnings per common share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019
Basic earnings per common share computation
Net income per consolidated statements of income	$53,405	$31,596	$40,081
Net earnings allocated to participating securities	(183)	(100)	(147)
Net earnings allocated to common stock	$53,222	$31,496	$39,934
Distributed earnings allocated to common stock	$11,514	$10,942	$10,317
Undistributed earnings allocated to common stock	41,708	20,554	29,617
Net earnings allocated to common stock	$53,222	$31,496	$39,934
Weighted average common shares outstanding, including shares considered participating securities	16,875	16,048	15,219
Less: Average participating securities	(55)	(48)	(55)
Weighted average shares	16,820	16,000	15,164
Basic earnings per common share	$3.16	$1.97	$2.63
Diluted earnings per common share computation
Net earnings allocated to common stock	$53,222	$31,496	$39,934
Weighted average common shares outstanding for basic earnings per common share	16,820	16,000	15,164
Add: Dilutive effects of performance based-shares	0	0	0
Weighted average shares and dilutive potential common shares	16,820	16,000	15,164
Diluted earnings per common share	$3.16	$1.97	$2.63

23.   Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Unrealized holding gains (losses) on available for sale securities	$(19,526)	$12,494	$13,732
Less reclassification adjustment for gains recognized in earnings	(783)	(2,190)	(148)
Net unrealized gains (losses)	(20,309)	10,304	13,584
Tax effect	4,265	(2,164)	(2,852)
Net-of-tax amount	(16,044)	8,140	10,732
Actuarial gain (loss) on postemployment health care plan	391	277	518
Net amortization of transition obligation and actuarial gain	(43)	0	23
Net unrealized gain (loss) on postemployment health care plan	348	277	541
Tax effect	(73)	(58)	(113)
Net-of-tax amount	275	219	428
Unrealized gain (loss) on interest rate swap	105	(508)	(347)
Less reclassification adjustment for losses recognized in earnings	276	224	63
Net unrealized gain (loss)	381	(284)	(284)
Tax effect	(80)	60	59
Net-of-tax amount	301	(224)	(225)
Other comprehensive income (loss)	$(15,468)	$8,135	$10,935

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2021, 2020, and 2019.

	Balance 12/31/20	Comprehensive Income (Loss)	Balance 12/31/21
Unrealized gains (losses) on securities available for sale	$15,338	$(16,044)	$(706)
Unrealized gain on postretirement benefits plan	343	275	618
Unrealized loss on interest rate swap	(607)	301	(306)
Total	$15,074	$(15,468)	$(394)

	Balance 12/31/19	Comprehensive Income (Loss)	Balance 12/31/20
Unrealized gains on securities available for sale	$7,198	$8,140	$15,338
Unrealized gain on postretirement benefits plan	124	219	343
Unrealized loss on interest rate swap	(383)	(224)	(607)
Total	$6,939	$8,135	$15,074

	Balance 1/1/19	Comprehensive Income (Loss)	Balance 12/31/19
Unrealized gains (losses) on securities available for sale	$(3,534)	$10,732	$7,198
Unrealized gain (loss) on postretirement benefits plan	(304)	428	124
Unrealized loss on interest rate swap	(158)	(225)	(383)
Total	$(3,996)	$10,935	$6,939

24.   Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the years ended December 31, 2021, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	December 31, 2021	December 31, 2020	December 31, 2019
Non-interest Income
Service charges on deposit accounts	$6,195	$5,095	$6,402
Wealth and asset management fees	6,740	5,497	4,627
Mortgage banking (1)	3,147	3,354	1,412
Card processing and interchange income	7,796	5,727	4,641
Net realized gains on available-for-sale securities (1)	783	2,190	148
Other income	8,773	6,196	8,745
Total non-interest income	$33,434	$28,059	$25,975
(1)Not within scope of ASC 606
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

Other income: The Corporation's other income includes sources such as bank owned life insurance, changes in fair value and realized gains on sales of equity securities, certain service fees, gains (losses) on sales of fixed assets, and gains (losses) on sale of other real estate owned. The service fees are recognized in the same manner as the service charges mentioned above. While gains (losses) on the sale of other real estate owned are within the scope of ASU 2014-9 if financed by the Corporation, the Corporation does not finance the sale of transactions. The revenue on the sale is recorded upon the transfer of control of the property to the buyer and the other real estate owned asset is derecognized.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Crowe LLP, Columbus, OH, (U.S. PCAOB Auditor Firm I.D.: 173), an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

/s/ Joseph B. Bower, Jr.	/s/ Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 3, 2022	Date: March 3, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which we will file with the SEC on or before 120 days after our 2021 fiscal year-end, and which will appear in the 2022 Proxy Statement under the captions "Proposal 1. Election of Directors," "Executive Officers," "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Certain Transactions" and "Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2022 Proxy Statement, including the information in the 2022 Proxy Statement appearing under the captions "Compensation of Executive Officers," "Compensation Committee Report" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2022 Proxy Statement, including the information in the 2022 Proxy Statement appearing under the captions "Stock Ownership" and "Compensation of Executive Officers – Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2022 Proxy Statement, including the information in the 2022 Proxy Statement appearing under the captions "Proposal 1. Election of Directors," "Corporate Governance" and "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2022 Proxy Statement, including the information in the 2022 Proxy Statement appearing under the captions "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee" and "Concerning the Independent Registered Public Accounting Firm."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dates as of December 18, 2019, by and among CNB Financial Corporation, CNB Bank and Bank of Akron (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2019)

3.1	Second Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.2	Second Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.3	Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1	Description of Registrant's Securities

4.2	Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

4.5	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.1(1)	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2(1)	Executive Employment Agreement dated October 24, 2019 by and among CNB Financial Corporation, CNB Bank and Joseph B. Bower Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2019)

10.3(1)	Executive Employment Contract, dated February 8, 2012, by and between CNB Bank and Richard l. Greslick, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

Exhibit No.	Description

10.4(1)	Executive Employment Contract, dated September 23, 2013, by and between CNB Financial Corporation, CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 10-K filed on March 7, 2014)

10.5(1)	Executive Employment Agreement, dated March 23, 2020, by and between CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2020)

10.6(1)
Executive Employment Agreement, dated August 30, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 3, 2021)

10.7
Form of Subordinated Note Purchase Agreement, dated June 3, 2021, by and among CNB Financial Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.8(1)	Defined Contribution Plan for Tito L. Lima, effective as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed on January 4, 2022)

21	List of subsidiaries of CNB Financial Corporation, filed herewith

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1) Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 3, 2022	By:	/s/ Joseph B. Bower, Jr.
JOSEPH B. BOWER, JR.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2022.

/s/ Joseph B. Bower, Jr.	/s/ Peter F. Smith
JOSEPH B. BOWER, JR.	PETER F. SMITH, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ Richard B. Seager
RICHARD L. GRESLICK, JR.	RICHARD B. SEAGER, Director
Secretary and Director

/s/ Tito L. Lima	/s/ Francis X. Straub, III
TITO L. LIMA	FRANCIS X. STRAUB, III, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ N. Michael Obi	/s/ Peter C. Varischetti
N. MICHAEL OBI, Director	PETER C. VARISCHETTI, Director

/s/ Joel E. Peterson	/s/ Julie M. Young
JOEL E. PETERSON, Director	JULIE M. YOUNG, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Jeffrey S. Powell
JEFFREY S. POWELL, Director

/s/ Nicholas N. Scott
NICHOLAS N. SCOTT, Director