Form 10-Q
period 2022-03-31
CNB FINANCIAL CORP/PA
filed 2022-05-05
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of May 3, 2022:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,859,608 SHARES

INDEX
PART I.
FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

The information below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, liquidity, results of operations, future performance and business of CNB Financial Corporation (“CNB”). These forward-looking statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. Forward-looking statements include statements with respect to beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond CNB’s control). Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future conditional verbs such as "may," "will," "should," "would" and "could." CNB’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of CNB, our customers and the global economy and financial markets. The COVID-19 pandemic has impacted us and our customers significantly, and the extent that it continues to impact us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on our customers and demand for financial services, the actions governments, businesses and individuals take in response to the pandemic, the direct and indirect economic effects of the pandemic and containment measures, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta and Omicron variants, and the pace of recovery when the COVID-19 pandemic subsides, among others. Moreover, investors are cautioned to interpret many of the risks identified under Part I, "Item 1A. Risk Factors" in CNB's Annual Report on Form 10-K for the year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$47,137	$42,440
Interest bearing deposits with other banks	357,837	689,758
Total cash and cash equivalents	404,974	732,198
Debt securities available-for-sale, at fair value (amortized cost of $575,248 and $698,085 as of March 31, 2022 and December 31, 2021, respectively)	539,562	697,191
Debt securities held-to-maturity, at amortized cost (fair value $295,688 as of March 31, 2022 and $0 as of December 31, 2021)	307,597	0
Equity securities	10,092	10,366
Loans held for sale	1,563	849
Loans
PPP, net of deferred processing fees	18,416	45,203
Syndicated	147,085	125,761
All other	3,590,862	3,463,828
Total Loans	3,756,363	3,634,792
Less: allowance for credit losses	(38,117)	(37,588)
Net loans	3,718,246	3,597,204
FHLB, other equity interests	23,891	23,276
Premises and equipment, net	62,223	61,659
Operating lease right-of-use assets	25,698	19,928
Bank owned life insurance	100,413	99,719
Mortgage servicing rights	1,872	1,664
Goodwill	43,749	43,749
Core deposit intangible, net	435	460
Accrued interest receivable and other assets	43,685	40,676
Total Assets	$5,284,000	$5,328,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing demand deposits	$817,611	$792,086
Interest bearing demand deposits	1,060,951	1,079,336
Savings	2,474,362	2,457,745
Certificates of deposit	337,939	386,452
Total deposits	4,690,863	4,715,619
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	83,736	83,661
Operating lease liabilities	26,955	21,159
Accrued interest payable and other liabilities	35,891	45,033
Total liabilities	4,858,065	4,886,092
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at March 31, 2022 and December 31, 2021	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 16,978,057 at March 31, 2022 and 16,978,057 at December 31, 2021	0	0
Additional paid in capital	126,703	127,351
Retained earnings	271,792	260,582
Treasury stock, at cost (117,539 shares at March 31, 2022 and 122,995 shares December 31, 2021)	(2,998)	(2,477)
Accumulated other comprehensive loss	(27,347)	(394)
Total shareholders’ equity	425,935	442,847
Total Liabilities and Shareholders’ Equity	$5,284,000	$5,328,939

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$41,150	$38,408
Processing fees on PPP loans	1,237	2,731
Securities:
Taxable	3,614	2,661
Tax-exempt	219	351
Dividends	34	144
Total interest and dividend income	46,254	44,295
INTEREST EXPENSE:
Deposits	2,706	4,280
Finance lease liabilities	5	6
Subordinated notes and debentures (includes $67 and $69 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	926	888
Total interest expense	3,637	5,174
NET INTEREST INCOME	42,617	39,121
PROVISION FOR CREDIT LOSS EXPENSE	1,643	2,122
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	40,974	36,999
NON-INTEREST INCOME:
Service charges on deposit accounts	1,757	1,348
Other service charges and fees	655	490
Wealth and asset management fees	1,783	1,522
Net realized gains on available-for-sale securities (includes $651 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	651	0
Net realized and unrealized gains (losses) on equity securities	(394)	120
Mortgage banking	475	1,235
Bank owned life insurance	694	940
Card processing and interchange income	1,809	1,834
Other	2,224	750
Total non-interest income	9,654	8,239
NON-INTEREST EXPENSES:
Compensation and benefits	16,988	14,573
Net occupancy expense	3,230	3,269
Amortization of core deposit intangible	25	28
Technology expense	3,372	2,670
State and local taxes	1,048	1,017
Legal, professional, and examination fees	837	1,153
Advertising	620	281
FDIC insurance premiums	723	616
Dues and subscriptions	600	453
Card processing and interchange expenses	1,029	680
Other	3,420	3,064
Total non-interest expenses	31,892	27,804
INCOME BEFORE INCOME TAXES	18,736	17,434
INCOME TAX EXPENSE (includes $124 and $(14) income tax expense from reclassification items, respectively)	3,491	3,253
NET INCOME	15,245	14,181
PREFERRED STOCK DIVIDENDS	1,075	1,075
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,170	$13,106

EARNINGS PER COMMON SHARE:
Basic	$0.84	$0.78
Diluted	$0.84	$0.78
DIVIDENDS PER COMMON SHARE:
Cash dividends per share	$0.175	$0.170
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three months ended March 31,
	2022	2021
NET INCOME	$15,245	$14,181
Other comprehensive loss, net of tax:
Net change in fair value of derivative instruments::
Unrealized gain on interest rate swaps, net of tax $(42) and $(8), respectively	158	29
Reclassification adjustment for losses recognized in earnings, net of tax $(13) and $(14), respectively	54	55
	212	84
Net change in debt securities:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax of $7,070 and $2,451, respectively	(26,600)	(9,214)
Amortization of unrealized gains from held-to-maturity securities, net of tax of $14 and $0, respectively	(51)	0
Reclassification adjustment for realized gains included in net income, net of tax of $137 and $0, respectively	(514)	0
	(27,165)	(9,214)
Other comprehensive loss	(26,953)	(9,130)
COMPREHENSIVE INCOME (LOSS)	$(11,708)	$5,051

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income			15,245			15,245
Other comprehensive loss					(26,953)	(26,953)
Restricted stock award grants (56,159 shares)		(976)		976		0
Performance based restricted stock award grants (11,895 shares)		(173)		173		0
Stock-based compensation expense		501				501
Purchase of treasury stock (50,166 shares)				(1,342)		(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,546 shares)				(202)		(202)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)				(126)		(126)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(2,960)			(2,960)
Balance, March 31, 2022	$57,785	$126,703	$271,792	$(2,998)	$(27,347)	$425,935

Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income			14,181			14,181
Other comprehensive loss					(9,130)	(9,130)
Forfeiture of restricted stock award grants (1,578 shares)		35		(35)		0
Restricted stock award grants (50,106 shares)		(1,228)		1,228		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		509				509
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,598 shares)				(139)		(139)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.170 per common share)			(2,860)			(2,860)
Balance, March 31, 2021	$57,785	$126,572	$228,973	$(1,671)	$5,944	$417,603

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,245	$14,181
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	1,643	2,122
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	1,758	1,721
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(985)	(963)
Net amortization of deferred costs on borrowings	75	0
Accretion of deferred PPP processing fees	(1,237)	(2,731)
Net realized gains on sales of available-for-sale securities	(651)	0
Net realized and unrealized (gains) losses on equity securities	394	(120)
Gain on sale of loans	(724)	(1,144)
Net losses (gains) on dispositions of premises and equipment and foreclosed assets	0	42
Proceeds from sale of loans	9,731	22,807
Origination of loans held for sale	(15,645)	(18,612)
Income on bank owned life insurance	(694)	(486)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	0	(454)
Restricted stock compensation expense	501	509
Changes in:
Accrued interest receivable and other assets	(3,102)	(2,190)
Accrued interest payable, lease liabilities, and other liabilities	(2,521)	(3,572)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,788	11,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	30,475	44,082
Proceeds from sales of available-for-sale securities	22,164	0
Purchase of available-for-sale securities	(30,181)	(84,961)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	7,220	0
Purchases of held-to-maturity securities	(213,853)	0
Purchase of equity securities	(120)	(108)
Loan origination and payments, net	(113,804)	(22,471)
Proceeds from death benefit of bank owned life insurance policies	0	1,389
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(615)	555
Purchase of premises and equipment	(1,874)	(1,439)
Proceeds from the sale of premises and equipment and foreclosed assets	37	130
NET CASH USED BY INVESTING ACTIVITIES	(300,551)	(62,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	23,757	193,911
Certificates of deposit	(48,513)	(17,555)
Purchase of treasury stock	(1,670)	(159)
Cash dividends paid, common stock	(2,960)	(2,860)
Cash dividends paid, preferred stock	(1,075)	(1,075)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(30,461)	172,262
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(327,224)	120,549
CASH AND CASH EQUIVALENTS, Beginning	732,198	532,694
CASH AND CASH EQUIVALENTS, Ending	$404,974	$653,243

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,668	$5,053
Income taxes	1,133	726
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$0	$4
Transfers from loans held for sale to loans held for investment	5,600	0
Transfers from available-for-sale to held-to-maturity	101,069	0
Grant of restricted stock awards from treasury stock	976	1,228
Grant of performance based restricted stock awards from treasury stock	173	262
Lease liabilities arising from obtaining right-of-use assets	6,077	0

See Notes to Condensed Consolidated Financial Statements

CNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides wealth and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the Central and Northwest regions of the Commonwealth of Pennsylvania, the Central and Northeast regions of the state of Ohio, Western New York and Southwest Virginia.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to rules and regulations of the SEC and in compliance with U.S. generally accepted accounting principles ("GAAP"). Because this report is based on an interim period, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of March 31, 2022 and for the three month period ended March 31, 2022 and 2021 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

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

The Corporation's business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain the COVID-19 pandemic requires further restrictive measures or is unsuccessful, the Corporation could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Since the extent to which the COVID-19 pandemic impacts its operations will depend on future developments that are highly uncertain, the Corporation cannot estimate the impact on its business, financial condition or near or long-term financial or operational results with reasonable certainty. Accordingly, the Corporation is disclosing potentially material items of which it is aware.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the condensed consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2022.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2021

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. ASU 2018-14 was effective for the Corporation on January 1, 2021 and did not have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers' application of income tax- related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. ASU 2019-12 was effective for the Corporation on January 1, 2021 and did not have a material impact on its consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." ASU 2020-01 represents changes to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these transactions. ASU 2020-01 was effective for the Corporation on January 1, 2021 and did not have a material impact on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs." ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Corporation on January 1, 2021 and did not have a material impact on its consolidated financial statements and related disclosures.

In August 2021, FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946)." ASU 2021-06 updates the codification to align with SEC Final Rule Releases No. 33-10786 and No. 33-10835. Specific to financial institutions, these SEC releases updated required annual statistical disclosures. The amendments in ASU 2021-06 were effective immediately. The updates to the statistical disclosures are reflected in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, to align with this guidance.

Accounting Pronouncements Pending Adoption

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is currently evaluating the effect of the reference rate reform on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)." ASU 2021-01 expands and clarifies the scope of ASU No. 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the “discounting transaction.” Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is currently evaluating the effect of the reference rate reform on its consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. This guidance is effective for the Corporation for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022				December 31, 2021
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities	$1,831	$0	$(35)	$1,796	$110,788	$2,728	$(1,768)	$111,748
State & political subdivisions	113,292	495	(7,923)	105,864	103,232	2,162	(1,682)	103,712
Residential & multi-family mortgage	406,532	494	(26,489)	380,537	437,021	4,127	(6,513)	434,635
Corporate notes & bonds	35,773	59	(1,678)	34,154	28,257	250	(443)	28,064
Pooled SBA	17,820	20	(629)	17,211	18,787	283	(38)	19,032
Total	$575,248	$1,068	$(36,754)	$539,562	$698,085	$9,550	$(10,444)	$697,191

Debt securities held-to-maturity ("HTM") at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022				December 31, 2021
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities	$307,597	$0	$(11,909)	$295,688	$0	$0	$0	$0
Total	$307,597	$0	$(11,909)	$295,688	$0	$0	$0	$0

The Corporation elected to transfer 23 AFS securities with an aggregate fair value of $101.1 million to a classification of HTM on January 1, 2022. In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding gain of $373 thousand, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre-tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities.

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2022	$22,164	$651	$0
Three months ended March 31, 2021	0	0	0

The tax provision related to these net realized gains was $137 thousand for the three months ended March 31, 2022 and zero during the three months ended March 31, 2021, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of March 31, 2022:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$7,343	$7,377	$503	$477
1 year – 5 years	41,120	40,800	232,668	225,357
5 years – 10 years	94,461	86,401	68,939	64,722
After 10 years	7,972	7,236	5,487	5,132
	150,896	141,814	307,597	295,688
Residential & multi-family mortgage	406,532	380,537	0	0
Pooled SBA	17,820	17,211	0	0
Total debt securities	$575,248	$539,562	$307,597	$295,688

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2022 and December 31, 2021, securities carried at $601.5 million and $461.5 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2022

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$1,796	$(35)	$0	$0	$1,796	$(35)
State & political subdivisions	78,991	(6,275)	14,547	(1,648)	93,538	(7,923)
Residential & multi-family mortgage	293,601	(17,743)	100,040	(8,746)	393,641	(26,489)
Corporate notes & bonds	22,174	(1,401)	5,777	(277)	27,951	(1,678)
Pooled SBA	16,379	(629)	126	0	16,505	(629)
	$412,941	$(26,083)	$120,490	$(10,671)	$533,431	$(36,754)

December 31, 2021

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$23,733	$(553)	$37,911	$(1,215)	$61,644	$(1,768)
State & political subdivisions	55,636	(1,399)	5,026	(283)	60,662	(1,682)
Residential & multi-family mortgage	248,690	(4,837)	45,185	(1,676)	293,875	(6,513)
Corporate notes & bonds	6,466	(249)	3,806	(194)	10,272	(443)
Pooled SBA	4,394	(37)	127	(1)	4,521	(38)
	$338,919	$(7,075)	$92,055	$(3,369)	$430,974	$(10,444)

HTM debt securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2022

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$265,151	$(9,108)	$54,355	$(2,801)	$319,506	$(11,909)
	$265,151	$(9,108)	$54,355	$(2,801)	$319,506	$(11,909)

December 31, 2021

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$0	$0	$0	$0	$0	$0
	$0	$0	$0	$0	$0	$0

At March 31, 2022 and December 31, 2021, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes impairment of these debt securities at March 31, 2022 and December 31, 2021 to be temporary.

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

As of March 31, 2022 and December 31, 2021, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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
•The unrealized losses were deemed to be temporary changes in value related to market movements in interest yields.

The Corporation does not intend to sell and it is not more likely than not that it will be required to sell the securities in an unrealized loss position before recovery of its amortized cost basis.

Equity securities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Corporate equity securities	$6,484	$6,715
Mutual funds	2,383	2,566
Certificates of deposit	663	506
Corporate notes and bonds	562	579
Total	$10,092	$10,366

4.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

Total net loans at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	Percentage of Total	December 31, 2021	Percentage of Total
Farmland	$31,299	0.8%	$23,768	0.7%
Owner-occupied, nonfarm nonresidential properties	448,180	11.9%	434,672	12.0%
Agricultural production and other loans to farmers	1,376	0.0%	1,379	0.0%
Commercial and Industrial [1]	717,252	19.1%	708,989	19.5%
Obligations (other than securities and leases) of states and political subdivisions	142,415	3.8%	140,887	3.9%
Other loans	13,441	0.4%	13,979	0.4%
Other construction loans and all land development and other land loans	319,154	8.5%	298,869	8.2%
Multifamily (5 or more) residential properties	228,534	6.1%	216,143	5.9%
Non-owner occupied, nonfarm nonresidential properties	698,574	18.6%	663,062	18.2%
1-4 Family Construction	41,023	1.1%	37,822	1.0%
Home equity lines of credit	109,224	2.9%	104,517	2.9%
Residential Mortgages secured by first liens	841,001	22.4%	826,729	22.7%
Residential Mortgages secured by junior liens	57,909	1.5%	56,689	1.6%
Other revolving credit plans	25,857	0.7%	26,536	0.7%
Automobile	20,416	0.5%	20,862	0.6%
Other consumer	49,517	1.3%	49,676	1.4%
Credit cards	10,937	0.3%	9,935	0.3%
Overdrafts	254	0.0%	278	0.0%
Total loans	$3,756,363	100.0%	$3,634,792	100.0%
Less: Allowance for credit losses	(38,117)		(37,588)
Loans, net	$3,718,246		$3,597,204

Net deferred loan origination fees (costs) included in the above loan table	$4,842		$5,667

1 PPP loans, net of deferred PPP processing fees, both those disbursed in 2020 and those disbursed in 2021, are included in the Commercial and Industrial classification.

The Corporation’s outstanding loans and related unfunded commitments are primarily concentrated within central and northwest Pennsylvania, central and northeast Ohio, western New York and Southwestern Virginia. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and ratified annually by the Corporation’s Board of Directors.

During the second quarter of 2020, the Corporation began originating loans to qualified small businesses under the Paycheck Protection Program ("PPP") administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act. PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the SBA, no allowance for credit losses was required recorded against the PPP loans, net of deferred PPP processing fees, outstanding of $18.4 million and $45.2 million as of March 31, 2022 and December 31, 2021, respectively. Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $147.1 million and $125.8 million as of March 31, 2022 and December 31, 2021, respectively.

Transactions in the allowance for credit losses for the three months ended March 31, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans (1)	Ending Allowance
Farmland	$151	$0	$0	$35	$186
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	7	270	3,595
Agricultural production and other loans to farmers	9	0	0	1	10
Commercial and Industrial	8,837	(71)	78	246	9,090
Obligations (other than securities and leases) of states and political subdivisions	1,649	0	0	179	1,828
Other loans	149	0	0	(6)	143
Other construction loans and all land development and other land loans	2,198	0	0	(148)	2,050
Multifamily (5 or more) residential properties	2,289	0	0	(53)	2,236
Non-owner occupied, nonfarm nonresidential properties	6,481	0	0	(70)	6,411
1-4 Family Construction	158	0	0	52	210
Home equity lines of credit	1,169	0	8	4	1,181
Residential Mortgages secured by first liens	6,943	(47)	12	(3)	6,905
Residential Mortgages secured by junior liens	546	0	0	6	552
Other revolving credit plans	528	(26)	6	39	547
Automobile	263	(7)	0	(2)	254
Other consumer	2,546	(401)	22	402	2,569
Credit cards	92	(14)	4	21	103
Overdrafts	241	(119)	41	84	247
Total loans	$37,588	$(706)	$178	$1,057	$38,117
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended March 31, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans (1)	Ending Allowance
Farmland	$221	$0	$0	$3	$224
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	2	(236)	2,935
Agricultural production and other loans to farmers	24	0	0	4	28
Commercial and Industrial	6,233	(56)	5	297	6,479
Obligations (other than securities and leases) of states and political subdivisions	998	0	0	717	1,715
Other loans	68	0	0	5	73
Other construction loans and all land development and other land loans	1,956	0	0	50	2,006
Multifamily (5 or more) residential properties	2,724	0	0	30	2,754
Non-owner occupied, nonfarm nonresidential properties	8,658	0	0	2,668	11,326
1-4 Family Construction	82	0	0	(15)	67
Home equity lines of credit	985	0	0	(142)	843
Residential Mortgages secured by first liens	4,539	(28)	31	(992)	3,550
Residential Mortgages secured by junior liens	241	0	0	(17)	224
Other revolving credit plans	507	(6)	2	24	527
Automobile	132	(5)	0	55	182
Other consumer	2,962	(315)	48	(321)	2,374
Credit cards	66	(33)	8	24	65
Overdrafts	244	(84)	55	(32)	183
Total loans	$34,340	$(1,058)	$151	$2,122	$35,555
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three months ended March 31, 2022, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the economic impact of COVID-19, including duration of the pandemic, new variants, future government responses, and the resiliency of the U.S. economy, as well as the uncertain macroeconomic environment. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $1.6 million for the three months ended March 31, 2022, compared to $2.1 million for March 31, 2021. Included in the provision for credit losses for the three months ended March 31, 2022 was $586 thousand related to the allowance for unfunded commitments compared to zero for the three months ended March 31, 2021.

The following tables presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$965	$965	$0
Owner-occupied, nonfarm nonresidential properties	751	668	0
Commercial and Industrial	7,264	1,915	5
Other construction loans and all land development and other land loans	77	77	0
Multifamily (5 or more) residential properties	1,143	0	0
Non-owner occupied, nonfarm nonresidential properties	3,724	2,097	0
Home equity lines of credit	646	646	0
Residential Mortgages secured by first liens	4,133	3,668	36
Residential Mortgages secured by junior liens	139	139	0
Other revolving credit plans	31	31	0
Automobile	28	28	0
Other consumer	477	477	0
Credit cards	0	0	11
Total loans	$19,378	$10,711	$52

	December 31, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$965	$965	$0
Owner-occupied, nonfarm nonresidential properties	850	762	0
Commercial and Industrial	7,060	1,653	8
Other construction loans and all land development and other land loans	516	77	0
Multifamily (5 or more) residential properties	1,270	5	0
Non-owner occupied, nonfarm nonresidential properties	3,771	2,143	0
Home equity lines of credit	824	824	0
Residential Mortgages secured by first liens	3,410	3,410	137
Residential Mortgages secured by junior liens	147	147	0
Other revolving credit plans	13	13	0
Automobile	36	36	0
Other consumer	558	558	0
Credit cards	0	0	23
Total loans	$19,420	$10,593	$168

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans as of March 31, 2022:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$920	$0
Owner-occupied, nonfarm nonresidential properties	185	9
Commercial and Industrial	1,438	2,279
Multifamily (5 or more) residential properties	1,143	0
Non-owner occupied, nonfarm nonresidential properties	3,293	0
Residential Mortgages secured by first liens	894	0
Total loans	$7,873	$2,288

The following table presents the amortized cost basis of individually evaluated collateral-dependent loans by class of loans as of December 31, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$920	$0
Owner-occupied, nonfarm nonresidential properties	194	9
Commercial and Industrial	1,488	2,351
Other construction loans and all land development and other land loans	438	0
Multifamily (5 or more) residential properties	1,265	0
Non-owner occupied, nonfarm nonresidential properties	3,378	0
Residential Mortgages secured by first liens	435	0
Total loans	$8,118	$2,360

The following table presents the aging of the amortized cost basis in past-due loans as of March 31, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$0	$998	$0	$998	$30,301	$31,299
Owner-occupied, nonfarm nonresidential properties	688	0	354	1,042	447,138	448,180
Agricultural production and other loans to farmers	0	0	0	0	1,376	1,376
Commercial and Industrial	251	368	285	904	716,348	717,252
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	142,415	142,415
Other loans	0	0	0	0	13,441	13,441
Other construction loans and all land development and other land loans	0	0	77	77	319,077	319,154
Multifamily (5 or more) residential properties	0	0	90	90	228,444	228,534
Non-owner occupied, nonfarm nonresidential properties	215	0	1,680	1,895	696,679	698,574
1-4 Family Construction	0	0	0	0	41,023	41,023
Home equity lines of credit	216	11	49	276	108,948	109,224
Residential Mortgages secured by first liens	1,611	373	1,323	3,307	837,694	841,001
Residential Mortgages secured by junior liens	57	0	8	65	57,844	57,909
Other revolving credit plans	131	21	9	161	25,696	25,857
Automobile	83	6	12	101	20,315	20,416
Other consumer	380	285	259	924	48,593	49,517
Credit cards	219	19	11	249	10,688	10,937
Overdrafts	0	0	0	0	254	254
Total loans	$3,851	$2,081	$4,157	$10,089	$3,746,274	$3,756,363

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$348	$0	$0	$348	$23,420	$23,768
Owner-occupied, nonfarm nonresidential properties	278	18	414	710	433,962	434,672
Agricultural production and other loans to farmers	0	0	0	0	1,379	1,379
Commercial and Industrial	377	13	333	723	708,266	708,989
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	140,887	140,887
Other loans	0	0	0	0	13,979	13,979
Other construction loans and all land development and other land loans	0	0	77	77	298,792	298,869
Multifamily (5 or more) residential properties	0	10	209	219	215,924	216,143
Non-owner occupied, nonfarm nonresidential properties	0	0	1,792	1,792	661,270	663,062
1-4 Family Construction	0	0	0	0	37,822	37,822
Home equity lines of credit	506	50	172	728	103,789	104,517
Residential Mortgages secured by first liens	1,286	1,145	1,647	4,078	822,651	826,729
Residential Mortgages secured by junior liens	32	24	1	57	56,632	56,689
Other revolving credit plans	56	17	4	77	26,459	26,536
Automobile	45	3	23	71	20,791	20,862
Other consumer	283	158	295	736	48,940	49,676
Credit cards	26	12	23	61	9,874	9,935
Overdrafts	0	0	0	0	278	278
Total loans	$3,237	$1,450	$4,990	$9,677	$3,625,115	$3,634,792

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

As of March 31, 2022 and December 31, 2021, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $18.1 million and $16.6 million as of March 31, 2022 and December 31, 2021, respectively. The Corporation has allocated $2.6 million and $2.6 million of allowance for those loans as of March 31, 2022 and December 31, 2021, respectively.

There was one loan modified as troubled debt restructuring during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Non-owner occupied, nonfarm nonresidential properties	1	$1,784	$1,784	Modify Rate and Extend Amortization
Total loans	1	$1,784	$1,784

There were two loans modified as troubled debt restructurings during the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Multifamily (5 or more) residential properties	1	$717	$717	Modify Payment
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604	Modify Payment
Total loans	2	$2,321	$2,321

The troubled debt restructurings described above increased the allowance for credit losses by an immaterial amount for the three months ended March 31, 2022 and 2021, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the three months ended March 31, 2022 and 2021, respectively. There were no principal balances forgiven in connection with the loan restructurings.

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

	March 31, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$28,832	$1,503	$964	$0	$2,467	$31,299
Owner-occupied, nonfarm nonresidential properties	433,189	6,711	8,280	0	14,991	448,180
Agricultural production and other loans to farmers	1,376	0	0	0	0	1,376
Commercial and Industrial	696,196	6,626	13,060	1,370	21,056	717,252
Obligations (other than securities and leases) of states and political subdivisions	142,415	0	0	0	0	142,415
Other loans	13,441	0	0	0	0	13,441
Other construction loans and all land development and other land loans	316,925	2,152	77	0	2,229	319,154
Multifamily (5 or more) residential properties	227,291	100	1,143	0	1,243	228,534
Non-owner occupied, nonfarm nonresidential properties	668,003	7,327	23,244	0	30,571	698,574
Total loans	$2,527,668	$24,419	$46,768	$1,370	$72,557	$2,600,225

	December 31, 2021
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$21,286	$1,514	$968	$0	$2,482	$23,768
Owner-occupied, nonfarm nonresidential properties	419,368	6,723	8,581	0	15,304	434,672
Agricultural production and other loans to farmers	1,379	0	0	0	0	1,379
Commercial and Industrial	687,010	7,946	12,654	1,379	21,979	708,989
Obligations (other than securities and leases) of states and political subdivisions	140,887	0	0	0	0	140,887
Other loans	13,979	0	0	0	0	13,979
Other construction loans and all land development and other land loans	294,103	4,221	545	0	4,766	298,869
Multifamily (5 or more) residential properties	214,772	100	1,271	0	1,371	216,143
Non-owner occupied, nonfarm nonresidential properties	631,534	9,628	21,900	0	31,528	663,062
Total loans	$2,424,318	$30,132	$45,919	$1,379	$77,430	$2,501,748

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$8,397	$7,843	$1,637	$3,174	$3,509	$3,962	$310	$0	$28,832
Special mention	0	0	0	0	0	1,503	0	0	1,503
Substandard	0	388	0	0	0	576	0	0	964
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,397	$8,231	$1,637	$3,174	$3,509	$6,041	$310	$0	$31,299
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$44,624	$117,597	$77,014	$76,674	$27,642	$75,893	$13,745	$0	$433,189
Special mention	0	240	0	896	4,239	1,326	10	0	6,711
Substandard	505	161	401	2,117	832	4,264	0	0	8,280
Doubtful	0	0	0	0	0	0	0	0	0
Total	$45,129	$117,998	$77,415	$79,687	$32,713	$81,483	$13,755	$0	$448,180
Agricultural production and other loans to farmers
Risk rating
Pass	$129	$169	$99	$73	$195	$0	$711	$0	$1,376
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$129	$169	$99	$73	$195	$0	$711	$0	$1,376
Commercial and Industrial
Risk rating
Pass	$68,951	$271,679	$80,410	$23,658	$13,591	$18,850	$219,057	$0	$696,196
Special mention	0	0	169	570	358	220	5,309	0	6,626
Substandard	0	2,614	1,048	1,882	436	1,320	5,760	0	13,060
Doubtful(1)	0	1,370	0	0	0	0	0	0	1,370
Total	$68,951	$275,663	$81,627	$26,110	$14,385	$20,390	$230,126	$0	$717,252
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$8,080	$37,278	$16,379	$4,932	$14,765	$56,325	$4,656	$0	$142,415
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,080	$37,278	$16,379	$4,932	$14,765	$56,325	$4,656	$0	$142,415
Other loans
Risk rating
Pass	$0	$5,530	$4,775	$460	$2	$0	$2,674	$0	$13,441
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$0	$5,530	$4,775	$460	$2	$0	$2,674	$0	$13,441
(1) Consists of one loan relationship that was originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during the current period.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$60,426	$88,849	$141,261	$7,623	$9,188	$2,930	$6,648	$0	$316,925
Special mention	0	1,508	0	644	0	0	0	0	2,152
Substandard	0	0	0	0	0	0	77	0	77
Doubtful	0	0	0	0	0	0	0	0	0
Total	$60,426	$90,357	$141,261	$8,267	$9,188	$2,930	$6,725	$0	$319,154
Multifamily (5 or more) residential properties
Risk rating
Pass	$19,212	$73,560	$54,943	$30,179	$7,365	$39,516	$2,516	$0	$227,291
Special mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	675	378	90	0	0	1,143
Doubtful	0	0	0	0	0	0	0	0	0
Total	$19,212	$73,560	$54,943	$30,854	$7,743	$39,606	$2,616	$0	$228,534
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$149,254	$175,170	$61,746	$83,158	$50,639	$139,464	$8,572	$0	$668,003
Special mention	0	0	0	423	992	5,462	450	0	7,327
Substandard	0	818	0	2,291	1,656	16,364	2,115	0	23,244
Doubtful	0	0	0	0	0	0	0	0	0
Total	$149,254	$175,988	$61,746	$85,872	$53,287	$161,290	$11,137	$0	$698,574

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

	March 31, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$41,023	$0	$41,023	$37,822	$0	$37,822
Home equity lines of credit	108,578	646	109,224	103,693	824	104,517
Residential Mortgages secured by first liens	836,832	4,169	841,001	823,182	3,547	826,729
Residential Mortgages secured by junior liens	57,770	139	57,909	56,542	147	56,689
Other revolving credit plans	25,826	31	25,857	26,523	13	26,536
Automobile	20,388	28	20,416	20,826	36	20,862
Other consumer	49,040	477	49,517	49,118	558	49,676
Total loans	$1,139,457	$5,490	$1,144,947	$1,117,706	$5,125	$1,122,831

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of March 31, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$4,080	$27,925	$7,745	$835	$65	$0	$373	$0	$41,023
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$4,080	$27,925	$7,745	$835	$65	$0	$373	$0	$41,023
Home equity lines of credit
Payment performance
Performing	$8,012	$15,692	$14,214	$9,175	$9,375	$43,353	$8,757	$0	$108,578
Nonperforming	0	0	0	10	9	627	0	0	646
Total	$8,012	$15,692	$14,214	$9,185	$9,384	$43,980	$8,757	$0	$109,224
Residential mortgages secured by first lien
Payment performance
Performing	$53,333	$226,195	$173,046	$105,694	$58,037	$216,969	$3,558	$0	$836,832
Nonperforming	0	622	287	311	131	2,627	191	0	4,169
Total	$53,333	$226,817	$173,333	$106,005	$58,168	$219,596	$3,749	$0	$841,001
Residential mortgages secured by junior liens
Payment performance
Performing	$5,156	$19,712	$10,647	$6,391	$3,897	$11,560	$407	$0	$57,770
Nonperforming	0	0	0	0	0	139	0	0	139
Total	$5,156	$19,712	$10,647	$6,391	$3,897	$11,699	$407	$0	$57,909
Other revolving credit plans
Payment performance
Performing	$1,220	$4,143	$4,069	$3,040	$2,434	$10,920	$0	$0	$25,826
Nonperforming	0	0	0	0	17	14	0	0	31
Total	$1,220	$4,143	$4,069	$3,040	$2,451	$10,934	$0	$0	$25,857
Automobile
Payment performance
Performing	$2,176	$6,374	$4,810	$3,942	$2,080	$1,006	$0	$0	$20,388
Nonperforming	0	0	12	12	4	0	0	0	28
Total	$2,176	$6,374	$4,822	$3,954	$2,084	$1,006	$0	$0	$20,416
Other consumer
Payment performance
Performing	$7,211	$26,170	$9,153	$3,733	$1,219	$1,554	$0	$0	$49,040
Nonperforming	0	257	113	35	12	60	0	0	477
Total	$7,211	$26,427	$9,266	$3,768	$1,231	$1,614	$0	$0	$49,517

The following tables detail the amortized cost of loans, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Home equity lines of credit
Payment performance
Performing	$14,383	$14,621	$9,564	$10,584	$6,863	$39,527	$8,151	$0	$103,693
Nonperforming	0	0	9	10	377	428	0	0	824
Total	$14,383	$14,621	$9,573	$10,594	$7,240	$39,955	$8,151	$0	$104,517
Residential mortgages secured by first lien
Payment performance
Performing	$232,606	$178,380	$111,333	$62,850	$74,136	$160,402	$3,475	$0	$823,182
Nonperforming	79	259	227	151	258	2,379	194	0	3,547
Total	$232,685	$178,639	$111,560	$63,001	$74,394	$162,781	$3,669	$0	$826,729
Residential mortgages secured by junior liens
Payment performance
Performing	$20,617	$11,256	$7,239	$4,407	$3,508	$9,095	$420	$0	$56,542
Nonperforming	0	0	0	0	84	63	0	0	147
Total	$20,617	$11,256	$7,239	$4,407	$3,592	$9,158	$420	$0	$56,689
Other revolving credit plans
Payment performance
Performing	$5,313	$3,596	$3,090	$2,592	$2,977	$8,955	$0	$0	$26,523
Nonperforming	0	0	4	4	0	5	0	0	13
Total	$5,313	$3,596	$3,094	$2,596	$2,977	$8,960	$0	$0	$26,536
Automobile
Payment performance
Performing	$7,047	$5,448	$4,668	$2,457	$682	$524	$0	$0	$20,826
Nonperforming	11	13	12	0	0	0	0	0	36
Total	$7,058	$5,461	$4,680	$2,457	$682	$524	$0	$0	$20,862
Other consumer
Payment performance
Performing	$30,423	$11,017	$4,537	$1,451	$316	$1,374	$0	$0	$49,118
Nonperforming	204	170	96	25	3	60	0	0	558
Total	$30,627	$11,187	$4,633	$1,476	$319	$1,434	$0	$0	$49,676

	March 31, 2022	December 31, 2021
Credit card
Payment performance
Performing	$10,926	$9,912
Nonperforming	11	23
Total	$10,937	$9,935

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Gross other consumer	$28,424	$29,227
Less: other consumer unearned discounts	(5,390)	(5,716)
Total automobile and other consumer loans, net of unearned discounts	$23,034	$23,511

5.    LEASES

Operating lease assets represent the Corporation's right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease cost, which is comprised of amortization of the operating lease asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the condensed consolidated statements of income.

The Corporation leases certain full-service branch offices, land and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Corporation's sole discretion. The Corporation includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Corporation will exercise the option. Certain lease agreements of the Corporation include rental payments adjusted periodically for changes in the consumer price index.

Leases	Classification	March 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$25,698	$19,928
Finance lease assets	Premises and equipment, net (1)	340	358
Total leased assets		$26,038	$20,286

Liabilities:
Operating lease liabilities	Operating lease liabilities	$26,955	$21,159
Finance lease liabilities	Accrued interest payable and other liabilities	448	469
Total leased liabilities		$27,403	$21,628
(1) Finance lease assets are recorded net of accumulated amortization of $876 thousand as of March 31, 2022 and $858 thousand as of December 31, 2021.

The components of the Corporation's net lease expense for the three months ended March 31, 2022 and 2021, respectively, were as follows:

		Three months ended March 31,
Lease Cost	Classification	2022	2021
Operating lease cost	Net occupancy expense	$492	$440
Variable lease cost	Net occupancy expense	13	17
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18
Interest on lease liabilities	Interest expense - borrowed funds	5	6
Sublease income (1)	Net occupancy expense	(17)	(19)
Net lease cost		$511	$462
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of March 31, 2022:

Maturity of Lease Liabilities as of March 31, 2022	Operating Leases (1)	Finance Leases	Total
2022	$1,487	$79	$1,566
2023	1,919	105	2,024
2024	1,880	105	1,985
2025	1,873	105	1,978
2026	1,845	105	1,950
After 2026	30,620	0	30,620
Total lease payments	39,624	499	40,123
Less: Interest	12,669	51	12,720
Present value of lease liabilities	$26,955	$448	$27,403
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $6.6 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of March 31, 2022 and December 31, 2021 were as follows:

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	22.3	18.8
Finance leases	4.7	5.0

Weighted-average discount rate
Operating leases	3.42%	3.42%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of March 31, 2022 and 2021 was as follows:

Other Information	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$283	$223

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at March 31, 2022:

Time deposits maturing:
2022	$181,812
2023	63,261
2024	36,771
2025	33,731
2026	7,839
Thereafter	14,525
$337,939

Certificates of deposits of $250 thousand or more totaled $102.1 million and $116.6 million at March 31, 2022 and December 31, 2021, respectively.

The Corporation had $37.2 million and $52.9 million in reciprocal ICS deposits at March 31, 2022 and December 31, 2021, respectively.

7.    BORROWINGS

At March 31, 2022 and December 31, 2021, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to three-month LIBOR plus 2.75%. There were no borrowings under the line of credit at March 31, 2022 and December 31, 2021.

FHLB Borrowings

The Bank has the ability to borrow funds from the Federal Home Loan Bank ("FHLB"). The Bank maintains a $150.0 million line-of-credit (Open Repo Plus) with the FHLB which is a revolving term commitment available on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLB, the line-of-credit and long term advances are secured by FHLB stock and the Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for any advances.

Total loans pledged to the FHLB at March 31, 2022, and December 31, 2021, were $1.4 billion and $1.3 billion, respectively. The Bank could obtain advances of up to approximately $990.3 million from the FHLB at March 31, 2022 and $932.7 million at December 31, 2021.

At March 31, 2022 and December 31, 2021, the Bank had no advances from the FHLB.

At March 31, 2022 and December 31, 2021, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $10.4 million and $10.4 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At March 31, 2022 and December 31, 2021, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 2.38% at March 31, 2022 and 1.75% at December 31, 2021. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $1.3 million as of March 31, 2022 and December 31, 2021.

8.    OFF-BALANCE SHEET COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Loan commitments are made to accommodate the financial needs of the Corporation’s customers commitments that result in market risk. Standby letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Corporation’s normal credit policies. Collateral is obtained based on a credit assessment of the customer.

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$88,515	$398,927	$94,924	$323,013
Unused lines of credit	24,222	688,489	13,265	663,903
Standby letters of credit	15,267	1,621	15,063	1,623

Commitments to make loans are generally made for periods of 60 days or less.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other equity interests on the condensed consolidated balance sheet, as of March 31, 2022 and December 31, 2021 were $14.9 million and $14.5 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $7.6 million and $8.0 million as of March 31, 2022 and December 31, 2021, respectively. These investments are accounted for under the equity method of accounting.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other equity interests on the consolidated balance sheet, as of March 31, 2022 and December 31, 2021 were $5.1 million and $5.3 million, respectively. The related amortization for the three months ended March 31, 2022 and March 31, 2021 were $198 thousand and $189 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of March 31, 2022 and December 31, 2021 were $1.4 million and $2.1 million, respectively.

Allowance for Credit Losses on Unfunded Loan Commitments

The Corporation maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Corporation's condensed consolidated statements of income. The allowance for unfunded commitments is included in other liabilities in the condensed consolidated balance sheets. Note 4, "Loans and Allowance for Credit Losses," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to the loan portfolio of the Corporation.

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three months ended Mach 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$0	$0
Provision for credit losses on unfunded loan commitments (1)	586	0
Ending balance	$586	$0
(1) Excludes provision for credit losses related to the loan portfolio.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

9.    STOCK COMPENSATION

The Corporation has a stock incentive plan, which is administered by a committee of the Board of Directors and which permits the Corporation to provide various types of stock-based compensation to its key employees, directors, and/or consultants, including time-based and performance-based shares of restricted stock. The Corporation maintains the CNB Financial Corporation 2019 Omnibus Incentive Plan (the "2019 Stock Incentive Plan"), which was approved by the Corporation’s shareholders and became effective on April 16, 2019.

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

At March 31, 2022, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month period ended March 31, 2022 and 2021.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $501 thousand for the three months ended March 31, 2022 and $509 thousand for the three months ended March 31, 2021. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $105 thousand and $107 thousand for the three months ended March 31, 2022 and 2021, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended March 31, 2022 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	69,643	$24.18
Granted	44,369	26.71
Vested	(25,121)	24.78
Unvested at end of period	88,891	$20.10

The above table excludes 11,790 shares in restricted stock awards that were granted at a weighted average fair value of $26.71 and immediately vested. As of March 31, 2022 and December 31, 2021, there was $2.1 million and $1.1 million of total unrecognized compensation cost related to unvested restricted stock awards, respectively. The fair value of shares vested was $985 thousand during the three months ended March 31, 2022 and $786 thousand during the three months ended March 31, 2021.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2022, awards with a maximum of 13,761 shares in aggregate were granted to key employees. In 2021, awards with a maximum of 18,210 shares in aggregate were granted to key employees. In 2020, awards with a maximum of 18,100 shares in aggregate were granted to key employees.

In 2021, the 2019 PBRSAs were fully earned and in 2022, 11,895 shares were fully distributed. The fair value of the shares distributed in 2022 was $318 thousand.

10.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2022 and 2021, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested time-based stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three months ended March 31,
	2022	2021
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$14,170	$13,106
Net earnings allocated to participating securities	(63)	(45)
Net earnings allocated to common stock	$14,107	$13,061
Distributed earnings allocated to common stock	$2,944	$2,859
Undistributed earnings allocated to common stock	11,163	10,202
Net earnings allocated to common stock	$14,107	$13,061
Weighted average common shares outstanding, including shares considered participating securities	16,883	16,855
Less: Average participating securities	(72)	(56)
Weighted average shares	16,811	16,799
Basic earnings per common share	$0.84	$0.78
Diluted earnings per common share computation:
Net earnings allocated to common stock	$14,107	$13,061
Weighted average common shares outstanding for basic earnings per common share	16,811	16,799
Add: Dilutive effects of performance based-shares	33	0
Weighted average shares and dilutive potential common shares	16,844	16,799
Diluted earnings per common share	$0.84	$0.78

11.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At March 31, 2022, the variable rate on the subordinated trust preferred security was 2.38% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of March 31, 2022 and December 31, 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated balance sheets and statements of income as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

		Fair value as of
	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate contracts	Accrued interest and other liabilities	$(120)	$(388)

For the Three Months Ended March 31, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$212	Interest expense – subordinated notes and debentures	$(67)	Other income	$0
For the Three Months Ended March 31, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$84	Interest expense – subordinated notes and debentures	$(69)	Other income	$0

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated notes and debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $215 thousand.

As of March 31, 2022 and December 31, 2021, a cash collateral balance in the amount of $1.1 million and $1.1 million, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the condensed consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $3.4 million as of March 31, 2022 and $3.4 million as of December 31, 2021. This balance is included in interest bearing deposits with other banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
March 31, 2022
3rd Party interest rate swaps	$32,432	5.7	4.12%	1 month LIBOR + 2.27%	$391	(a)
Customer interest rate swaps	(32,432)	5.7	4.12%	1 month LIBOR + 2.27%	(391)	(b)
December 31, 2021
3rd Party interest rate swaps	$32,768	5.8	4.12%	1 month LIBOR + 2.27%	$2,124	(a)
Customer interest rate swaps	(32,768)	5.8	4.12%	1 month LIBOR + 2.27%	(2,124)	(b)
(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values of most equity securities and debt securities AFS are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities (Level 2). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities that observable inputs about the specific issuer are not available, fair values are estimated using observable data from other securities presumed to be similar or other market data on other similar securities (Level 3).

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2022 and December 31, 2021:

		Fair Value Measurements at March 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$1,796	$0	$1,796	$0
States and political subdivisions	105,864	0	105,864	0
Residential and multi-family mortgage	380,537	0	380,537	0
Corporate notes and bonds	34,154	0	34,154	0
Pooled SBA	17,211	0	17,211	0
Total Securities Available-For-Sale	$539,562	$0	$539,562	$0
Interest Rate swaps	$391	$0	$391	$0
Equity Securities:
Corporate equity securities	$6,484	$6,484	$0	$0
Mutual funds	2,383	2,383	0	0
Certificates of deposit	663	663	0	0
Corporate notes and bonds	562	562	0	0
Total Trading Securities	$10,092	$10,092	$0	$0
Liabilities:
Interest rate swaps	$(511)	$0	$(511)	$0

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$111,748	$0	$111,748	$0
States and political subdivisions	103,712	0	103,712	0
Residential and multi-family mortgage	434,635	4,995	429,640	0
Corporate notes and bonds	28,064	0	28,064	0
Pooled SBA	19,032	0	19,032	0
Total Securities Available-For-Sale	$697,191	$4,995	$692,196	$0
Interest Rate swaps	$2,124	$0	$2,124	$0
Equity Securities:
Corporate equity securities	$6,715	$6,715	$0	$0
Mutual funds	2,566	2,566	0	0
Certificates of deposit	506	506	0	0
Corporate notes and bonds	579	579	0	0
Total Trading Securities	$10,366	$10,366	$0	$0
Liabilities:
Interest rate swaps	$(2,512)	$0	$(2,512)	$0

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	750
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Settlements	(64)	0
Transfers into Level 3	0	1,500
Transfers out of Level 3	$0	$0
Balance, March 31, 2021	$0	$2,250

The Corporation's corporate notes and bonds with a fair value of $1.5 million for the three months ended March 31, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2022 and December 31, 2021:

		Fair Value Measurements at March 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$920	0	0	$920
Owner-occupied, nonfarm nonresidential properties	185	0	0	185
Commercial and industrial	3,008	0	0	3,008
Multifamily (5 or more) residential properties	544	0	0	544
Non-owner occupied, nonfarm nonresidential	2,792	0	0	2,792
Residential Mortgages secured by first liens	650	0	0	650

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$920	0	0	$920
Owner-occupied, nonfarm nonresidential properties	194	0	0	194
Commercial and industrial	3,102	0	0	3,102
Other construction loans and all land development loans and other land loans	248	0	0	248
Multifamily (5 or more) residential properties	627	0	0	627
Non-owner occupied, nonfarm nonresidential	2,889	0	0	2,889

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$920	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	185	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (57%)
Commercial and industrial	3,008	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (41%)
Multifamily (5 or more) residential properties	544	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-59% (23%)
Non-owner occupied, nonfarm nonresidential	2,792	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (35%)
Residential Mortgages secured by first liens	650	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-57% (40%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans:
Farmland	$920	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	194	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (57%)
Commercial and industrial	3,102	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-59% (42%)
Other construction loans and all land development loans and other land loans	248	Valuation of third party appraisal on underlying collateral	Loss severity rates	25% (25%)
Multifamily (5 or more) residential properties	627	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-57% (26%)
Non-owner occupied, nonfarm nonresidential	2,889	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2022:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$404,974	$404,974	$0	$0	$404,974
Debt securities available-for-sale	539,562	0	539,562	0	539,562
Debt securities held-to-maturity	307,597	0	295,688	0	295,688
Equity securities	10,092	10,092	0	0	10,092
Loans held for sale	1,563	0	1,573	0	1,573
Net loans	3,718,246	0	0	3,758,866	3,758,866
FHLB and other restricted interests	23,891	n/a	n/a	n/a	n/a
Interest rate swaps	391	0	391	0	391
Accrued interest receivable	16,405	0	2,882	13,523	16,405
LIABILITIES
Deposits	$(4,690,863)	$(4,352,922)	$(341,809)	$0	$(4,694,731)
Subordinated debentures	(20,620)	0	(13,305)	0	(13,305)
Subordinated notes, net of unamortized issuance costs	(83,736)	0	(79,864)	0	(79,864)
Interest rate swaps	(511)	0	(511)	0	(511)
Accrued interest payable	(856)	0	(856)	0	(856)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2021:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$732,198	$732,198	$0	$0	$732,198
Debt securities available-for-sale	697,191	4,995	692,196	0	697,191
Equity securities	10,366	10,366	0	0	10,366
Loans held for sale	849	0	858	0	858
Net loans	3,597,204	0	0	3,613,452	3,613,452
FHLB and other restricted interests	23,276	n/a	n/a	n/a	n/a
Interest rate swaps	2,124	0	2,124	0	2,124
Accrued interest receivable	15,516	16	2,171	13,329	15,516
LIABILITIES
Deposits	$(4,715,619)	$(4,329,167)	$(391,850)	$0	$(4,721,017)
Subordinated notes, net of unamortized issuance costs	(104,281)	0	(92,675)	0	(92,675)
Interest rate swaps	(2,512)	0	(2,512)	0	(2,512)
Accrued interest payable	(886)	0	(886)	0	(886)

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

Also, non-financial assets such as, among other things, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet, may have value but are not included in the fair value disclosures..

13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three months ended March 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Three months ended March 31,
	2022	2021
Non-interest Income
Service charges on deposit accounts	$1,757	$1,348
Wealth and asset management fees	1,783	1,522
Mortgage banking (1)	475	1,235
Card processing and interchange income	1,809	1,834
Net gains (losses) on sales of securities (1)	651	0
Other income	3,179	2,300
Total non-interest income	$9,654	$8,239
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

The types of non-interest income within the scope of the standard that are material to the condensed consolidated financial statements are services charges on deposit accounts, wealth and asset management fee income, card processing and interchange income, and other income.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The following discussion and analysis of the condensed consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The terms “we”, “us” and “our” refer to CNB Financial Corporation and its subsidiaries. The financial condition and results of operations of the Corporation and its consolidated subsidiaries are not necessarily indicative of future performance.

The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie, and Warren and in the Ohio counties of Ashtabula, Cuyahoga and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Richland, Ashland, Wayne, Marion, Morrow, Knox, Delaware and Franklin. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Southwest, Virginia. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2021, included in its Annual Report on Form 10-K for the year ended December 31, 2021, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for three months ended March 31, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022, or any future period.

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
•Adjusted allowance/loans, net of PPP related loans;
•Net interest margin (fully tax equivalent basis);
•Efficiency ratio;
•Pre-provision net revenue ("PPNR");
•Return on average tangible common equity; and
•Non-interest income excluding realized gains on AFS securities.

Management considers return on average assets, return on average equity, return on average tangible common equity, earnings per common share, asset quality, net interest margin, and other metrics as key measures of the financial performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. To address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives and future growth goals.

While non-interest costs are expected to increase with the growth of the Corporation, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced revenue, which is expected to more than offset increases in non-interest expenses in 2022 and beyond.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $405.0 million at March 31, 2022, including additional excess liquidity of $352.9 million held at the Federal Reserve. Cash and cash equivalents totaled $732.2 million at December 31, 2021. The decrease in cash and cash equivalents from December 31, 2021 to March 31, 2022 was due to a decrease in total deposits, robust loan growth and an increase in investment activities to position a portion of the excess liquidity into higher earning assets.

Management believes the liquidity needs of the Corporation are satisfied primarily by the current balance of cash and cash equivalents, customer deposits, FHLB financing, and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due. In addition to the above noted liquidity sources, the Corporation maintains access to the Federal Reserve discount window.

SECURITIES

AFS and equity securities totaled $549.7 million and $707.6 million at March 31, 2022 and December 31, 2021, respectively. HTM securities totaled $307.6 million and zero at March 31, 2022 and December 31, 2021, respectively. In a strategy to lessen the impact of the current interest rate environment on the Corporation’s equity and tangible equity, management evaluated the Corporation’s investment portfolio and reclassified government-sponsored investments from AFS to HTM during the first quarter of 2022. Additionally, during the first quarter of 2022, purchases of certain government-sponsored investments were classified into HTM

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of March 31, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	March 31, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$248	1.50%	$1,548	0.52%	$0	0.00%	$0	0.00%	1,796	0.66%
State and Political Subdivisions	4,343	3.22%	29,130	2.63%	51,532	2.24%	20,859	2.32%	105,864	2.40%
Residential and multi-family mortgage	0	0.00%	22,585	2.95%	27,537	1.81%	330,415	1.47%	380,537	1.58%
Corporate notes and bonds	402	0.62%	6,887	2.45%	26,865	3.85%	0	0.00%	34,154	3.53%
Pooled SBA	0	0.00%	306	5.19%	12,934	2.64%	3,971	1.70%	17,211	2.47%
Total	$4,993	2.93%	$60,456	2.69%	$118,868	2.55%	$355,245	1.52%	$539,562	1.89%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of March 31, 2022.

	March 31, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$0	0.00%	$256,812	1.53%	$50,785	1.76%	$0	0.00%	$307,597	1.57%
Total	$0	0.00%	$256,812	1.53%	$50,785	1.76%	$0	0.00%	$307,597	1.57%

The following table summarizes the weighted average modified duration of securities AFS as of March 31, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.09
State and Political Subdivisions	6.62
Residential and multi-family mortgage	3.94
Corporate notes and bonds	4.06
Pooled SBA	2.97
Total	4.44

The following table summarizes the weighted average modified duration of securities HTM as of March 31, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	4.15

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

The Corporation monitors the earnings performance and the effectiveness of the liquidity of the securities portfolio on a regular basis through meetings of the Asset/Liability Committee ("ALCO"). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, a sufficient level of liquidity is maintained to satisfy depositor requirements and various credit needs of our customers.

LOANS

Note 4, "Loans and Allowance for Credit Losses," in the condensed consolidated financial statements provides more detail concerning the loan portfolio of the Corporation.

At March 31, 2022, excluding the impact of syndicated loans and PPP loans, net of PPP deferred processing fees (such loans, the "PPP-related loans"), the Corporation's loan portfolio totaled $3.6 billion, representing an increase of $127.0 million, or 3.7%, from December 31, 2021. The growth was primarily driven by the Corporation's ongoing expansion in the Cleveland and Southwest Virginia regions, combined with continued strong growth in its Private Banking division, and increased lending opportunities in other regions in which the Corporation operates.

As part of the liquidity management strategies first implemented by the Corporation in 2020, the three months ended March 31, 2022 reflected an increase in syndicated lending balances of $21.3 million from December 31, 2021. The syndicated loan portfolio totaled $147.1 million, or 3.9% of total loans, excluding PPP-related loans, at March 31, 2022. The Corporation internally underwrites each syndicated loan individually and considers these loans as an alternative to purchasing investment securities. While the overall strategy is to redeploy lower earning assets towards a higher profitability loan with a risk profile that meets the underwriting policies, the Corporation does not expect this type of activity to become a significant component of its business.

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

Although it is possible that the on-going effects of COVID-19 could continue to impact demand for our loan products, the Corporation expects to continue to achieve its loan growth objectives in 2022 as a result of its diversified markets and its focus on core customer acquisition strategies.

Customer Support Strategies and Loan Portfolio Profile

As of March 31, 2022, the Corporation had outstanding $19.1 million in PPP loans at a rate of 1.00%, representing 145 PPP loan relationships, and deferred PPP processing fees of approximately $655 thousand. For the three months ended March 31, 2022, the Corporation recognized $1.2 million in deferred PPP processing fees ("PPP-related fees") compared to $2.7 million in PPP-related fees for the three months ended March 31, 2021. The outstanding balance of PPP loans at March 31, 2022 included loans from two different origination years: (i) $154 thousand, or 5 loans from the Corporation's participation in the PPP in 2020, and (ii) $18.9 million, or 140 loans, from the Corporation’s participation in the PPP in 2021.

Maturities and Sensitivities of Loans to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loan portfolio at March 31, 2022. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2022
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans with Fixed Interest Rate
Farmland	$165	$1,501	$8,492	$934	$11,092
Owner-occupied, nonfarm nonresidential properties	8,161	23,237	14,767	7,700	53,865
Agricultural production and other loans to farmers	773	344	0	0	1,117
Commercial and Industrial	4,894	225,845	75,799	181	306,719
Obligations (other than securities and leases) of states and political subdivisions	2,627	5,254	48,293	47,430	103,604
Other loans	10	919	604	291	1,824
Other construction loans and all land development and other land loans (1)	15,849	12,516	7,961	1,382	37,708
Multifamily (5 or more) residential properties	1,440	56,898	3,065	4,709	66,112
Non-owner occupied, nonfarm nonresidential properties	20,499	73,509	29,982	7,246	131,236
1-4 Family Construction (1)	2,876	0	861	6,237	9,974
Home equity lines of credit	8	85	579	484	1,156
Residential Mortgages secured by first liens	2,513	23,669	252,528	113,601	392,311
Residential Mortgages secured by junior liens	147	5,917	42,328	5,216	53,608
Other revolving credit plans	45	15	15	0	75
Automobile	359	14,831	5,226	0	20,416
Other consumer	7,071	31,113	8,405	2,739	49,328
Credit cards	0	0	0	0	0
Overdrafts	0	0	0	0	0
Total	$67,437	$475,653	$498,905	$198,150	$1,240,145

Loans with Variable or Floating Interest Rate
Farmland	$819	$2,903	$9,291	$7,194	$20,207
Owner-occupied, nonfarm nonresidential properties	13,394	34,565	296,176	50,180	394,315
Agricultural production and other loans to farmers	0	0	259	0	259
Commercial and Industrial	221,358	104,692	83,142	1,341	410,533
Obligations (other than securities and leases) of states and political subdivisions	0	1,747	13,271	23,793	38,811
Other loans	2,243	2,973	1,495	4,906	11,617
Other construction loans and all land development and other land loans (1)	54,043	133,880	82,041	11,482	281,446
Multifamily (5 or more) residential properties	34,654	33,668	75,415	18,685	162,422
Non-owner occupied, nonfarm nonresidential properties	56,382	150,630	299,519	60,807	567,338
1-4 Family Construction (1)	4,408	3,058	2,938	20,645	31,049
Home equity lines of credit	5,912	7,178	71,182	23,796	108,068
Residential Mortgages secured by first liens	7,792	13,553	159,054	268,291	448,690
Residential Mortgages secured by junior liens	1,088	143	2,755	315	4,301
Other revolving credit plans	2,471	2,676	20,615	20	25,782
Automobile	0	0	0	0	0
Other consumer	1	42	64	82	189
Credit cards	10,937	0	0	0	10,937
Overdrafts	254	0	0	0	254
Total	$415,756	$491,708	$1,117,217	$491,537	$2,516,218

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

The Corporation generally structures commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other factors. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation on our part, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates.

Loan Concentration

At March 31, 2022, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Quality

The following table presents information concerning loan delinquency and other nonperforming assets at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Nonaccrual loans	$19,378	$19,420
Accrual loans greater than 90 days past due	52	168
Total nonperforming loans	19,430	19,588
Other real estate owned	689	707
Total nonperforming assets	$20,119	$20,295
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$10,702	$9,006
Nonperforming TDR loans (1)	7,379	7,600
Total TDR loans	$18,081	$16,606
Total loans	$3,756,363	$3,634,792
Nonaccrual loans as a percentage of loans	0.52%	0.53%
Total assets	$5,284,000	$5,328,939
Nonperforming assets as a percentage of total assets	0.38%	0.38%
Allowance for credit losses on loans	$38,117	$37,588
Ratio of allowance for credit losses to nonaccrual loans	196.70%	193.55%
(1) Nonperforming TDR loans are also included in the balance of nonaccrual loans.

Total nonperforming assets were $20.1 million, or 0.38%, of total assets, as of March 31, 2022, and remained relatively stable with nonperforming assets of $20.3 million, or 0.38%, as of December 31, 2021.

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

ALLOWANCE FOR CREDIT LOSSES

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies" in the Corporation's 2021 Form 10-K and Note 4, "Loans" in these condensed consolidated financial statements.

The tables below provides an allocation of the allowance for credit losses on loans by loan portfolio segment at March 31, 2022 and December 31, 2021; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	March 31, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$186	0.8%	$31,299	0.59%
Owner-occupied, nonfarm nonresidential properties	3,595	11.9%	448,180	0.80%
Agricultural production and other loans to farmers	10	0.0%	1,376	0.73%
Commercial and Industrial [1]	9,090	19.1%	717,252	1.27%
Obligations (other than securities and leases) of states and political subdivisions	1,828	3.8%	142,415	1.28%
Other loans	143	0.4%	13,441	1.06%
Other construction loans and all land development and other land loans	2,050	8.5%	319,154	0.64%
Multifamily (5 or more) residential properties	2,236	6.1%	228,534	0.98%
Non-owner occupied, nonfarm nonresidential properties	6,411	18.6%	698,574	0.92%
1-4 Family Construction	210	1.1%	41,023	0.51%
Home equity lines of credit	1,181	2.9%	109,224	1.08%
Residential Mortgages secured by first liens	6,905	22.4%	841,001	0.82%
Residential Mortgages secured by junior liens	552	1.5%	57,909	0.95%
Other revolving credit plans	547	0.7%	25,857	2.12%
Automobile	254	0.5%	20,416	1.24%
Other consumer	2,569	1.3%	49,517	5.19%
Credit cards	103	0.3%	10,937	0.94%
Overdrafts	247	0.0%	254	97.24%
Total loans	$38,117	100.0%	$3,756,363	1.01%
Excluding PPP loans, net of deferred processing fees	$38,117		$3,737,947	1.02%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

	December 31, 2021
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$151	0.7%	$23,768	0.64%
Owner-occupied, nonfarm nonresidential properties	3,339	12.0%	434,672	0.77%
Agricultural production and other loans to farmers	9	0.0%	1,379	0.65%
Commercial and Industrial [1]	8,837	19.5%	708,989	1.25%
Obligations (other than securities and leases) of states and political subdivisions	1,649	3.9%	140,887	1.17%
Other loans	149	0.4%	13,979	1.07%
Other construction loans and all land development and other land loans	2,198	8.2%	298,869	0.74%
Multifamily (5 or more) residential properties	2,289	5.9%	216,143	1.06%
Non-owner occupied, nonfarm nonresidential properties	6,481	18.2%	663,062	0.98%
1-4 Family Construction	158	1.0%	37,822	0.42%
Home equity lines of credit	1,169	2.9%	104,517	1.12%
Residential Mortgages secured by first liens	6,943	22.7%	826,729	0.84%
Residential Mortgages secured by junior liens	546	1.6%	56,689	0.96%
Other revolving credit plans	528	0.7%	26,536	1.99%
Automobile	263	0.6%	20,862	1.26%
Other consumer	2,546	1.4%	49,676	5.13%
Credit cards	92	0.3%	9,935	0.93%
Overdrafts	241	0.0%	278	86.69%
Total loans	$37,588	100.0%	$3,634,792	1.03%
Excluding PPP loans, net of deferred processing fees	$37,588		$3,589,589	1.05%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of loans was 1.01% as of March 31, 2022, compared to 1.03% as of December 2021. The allowance for credit losses measured as a percentage of loans, net of PPP-related loans, was 1.02% as of March 31, 2022 compared to 1.05% as of December 31, 2021.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three months ended March 31, 2022, the allowance for credit losses increased primarily due to the growth in the Corporation's loan portfolio, including growth in new market areas. This increase was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the economic impact of COVID-19, including duration, new variants, future government responses, and the resiliency of the U.S. economy, as well as the uncertain macroeconomic environment. Management will continue to evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of March 31, 2022 and December 31, 2021, as well as the nature and scope of loans modified in a troubled debt restructuring during 2022 and 2021 and the related effect on provision for credit expense and allowance for credit losses.

Additional information related to provision for credit loss expense and net charge-offs and recoveries at March 31, 2022 and 2021 is presented in the tables below.

	March 31, 2022
	Provision (Benefit) for Credit Losses on Loans (1)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$35	$0	$30,310	0.00%
Owner-occupied, nonfarm nonresidential properties	270	(14)	448,410	(0.01)%
Agricultural production and other loans to farmers	1	0	1,403	0.00%
Commercial and Industrial	246	7	717,926	0.00%
Obligations (other than securities and leases) of states and political subdivisions	179	0	145,395	0.00%
Other loans	(6)	0	13,687	0.00%
Other construction loans and all land development and other land loans	(148)	0	300,369	0.00%
Multifamily (5 or more) residential properties	(53)	0	215,487	0.00%
Non-owner occupied, nonfarm nonresidential properties	(70)	0	658,698	0.00%
1-4 Family Construction	52	0	39,303	0.00%
Home equity lines of credit	4	8	106,559	0.03%
Residential Mortgages secured by first liens	(3)	(35)	827,563	(0.02)%
Residential Mortgages secured by junior liens	6	0	56,519	0.00%
Other revolving credit plans	39	(20)	26,281	(0.31)%
Automobile	(2)	(7)	20,388	(0.14)%
Other consumer	402	(379)	49,072	(3.13)%
Credit cards	21	(10)	11,098	(0.37)%
Overdrafts	84	(78)	248	(127.55)%
Total loans	$1,057	$(528)	$3,668,716	(0.06)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	March 31, 2021
	Provision (Benefit) for Credit Losses on Loans (1)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$3	$0	$23,969	0.00%
Owner-occupied, nonfarm nonresidential properties	(236)	(529)	422,699	(0.51)%
Agricultural production and other loans to farmers	4	0	2,950	0.00%
Commercial and Industrial	297	(51)	669,346	(0.03)%
Obligations (other than securities and leases) of states and political subdivisions	717	0	136,895	0.00%
Other loans	5	0	11,919	0.00%
Other construction loans and all land development and other land loans	50	0	207,477	0.00%
Multifamily (5 or more) residential properties	30	0	225,381	0.00%
Non-owner occupied, nonfarm nonresidential properties	2,668	0	622,786	0.00%
1-4 Family Construction	(15)	0	26,003	0.00%
Home equity lines of credit	(142)	0	107,967	0.00%
Residential Mortgages secured by first liens	(992)	3	776,918	0.00%
Residential Mortgages secured by junior liens	(17)	0	53,309	0.00%
Other revolving credit plans	24	(4)	25,202	(0.06)%
Automobile	55	(5)	24,722	(0.08)%
Other consumer	(321)	(267)	40,138	(2.70)%
Credit cards	24	(25)	8,275	(1.23)%
Overdrafts	(32)	(29)	211	(55.74)%
Total loans	$2,122	$(907)	$3,386,167	(0.11)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses was $1.6 million for the three months ended March 31, 2022, compared to $2.1 million for March 31, 2021. Included in the provision for credit losses for the three months ended March 31, 2022 was $586 thousand related to the allowance for credit losses related to unfunded commitments compared to zero for the three months ended March 31, 2021. Net chargeoffs during the three months ended March 31, 2022 were $528 thousand, compared to net chargeoffs of $907 thousand during the three months ended March 31, 2021.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	March 31, 2022	December 31, 2021	Percentage change 2022 vs. 2021
Demand, Non interest bearing	$817,611	$792,086	3.2%
Demand, Interest bearing	1,060,951	1,079,336	(1.7)%
Savings deposits	2,474,362	2,457,745	0.7%
Time deposits	337,939	386,452	(12.6)%
Total	$4,690,863	$4,715,619	(0.5)%

Deposits totaled $4.7 billion at March 31, 2022, reflecting a $24.8 million, or .05%, decrease from December 31, 2021. While non-interest bearing deposits increased approximately $25.5 million, or 3.2%, total interest bearing deposits of $3.9 billion, at March 31, 2022, decreased approximately $50.3 million, or 1.3%, from December 31, 2021. The number of households across all regions increased 0.9% from December 31, 2021. Growth in the Corporation’s non-interest bearing deposits are primarily from increases in business deposits as a result of management initiatives as well as the Corporation's overall customer relationship efforts.

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Three Months Ended March 31,
	2022		2021
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$804,964		$652,080
Demand – Interest Bearing	1,046,502	0.17%	906,297	0.20%
Savings Deposits	2,467,932	0.18%	2,200,577	0.27%
Time Deposits	359,476	1.30%	472,974	2.03%
Total	$4,678,874		$4,231,928

The following table presents additional information about our March 31, 2022 and December 31, 2021 deposits:

	March 31, 2022	December 31, 2021
Time deposits not covered by deposit insurance	$61,879	$68,562
Total deposits not covered by deposit insurance	1,678,086	1,711,676

Scheduled maturities of time deposits not covered by deposit insurance at March 31, 2022 were as follows:

March 31, 2022
3 months or less	$9,656
Over 3 through 6 months	3,760
Over 6 through 12 months	33,727
Over 12 months	14,736
Total	$61,879

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity measures an organization’s ability to meet its cash obligations as they come due. The condensed consolidated statements of cash flows included in the accompanying financial statements provide analysis of the Corporation’s cash and cash equivalents and the sources and uses of cash. Additionally, the portion of the loan portfolio that matures within one year and securities with maturities within one year in the investment portfolio are considered part of the Corporation’s primary liquid assets. Liquidity is monitored by both management and the ALCO, which establishes and monitors ranges of acceptable liquidity. Management believes that the Corporation’s current liquidity position is acceptable and commensurate with the Corporation’s current and expected liquidity requirements.

At March 31, 2022, the Corporation’s cash position totaled approximately $405.0 million, including excess liquidity of $352.9 million held at the Federal Reserve, reflecting, in management's view, a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the FHLB at March 31, 2022 was approximately $990.3 million.

Shareholders’ Equity, Capital Ratios and Metrics

The Corporation’s capital continues to provide a source of strength for the Corporation's profitability and long-term growth strategies. Total shareholders’ equity was $425.9 million at March 31, 2022, reflecting a decrease of $16.9 million, or 3.8%, from $442.8 million at December 31, 2021. This decrease was due to accumulated other comprehensive income and payment of common and preferred stock dividends to the Corporation's common and preferred shareholders during the three months ended March 31, 2022, partially offset by growth in organic earnings.

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

As of March 31, 2022 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels and continue to support the Corporation's growth strategy. The Corporation’s capital ratios and book value per common share at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Total risk-based capital ratio	14.44%	14.92%
Tier 1 leverage ratio	8.30%	8.22%
Common equity tier 1 ratio	9.37%	9.65%
Tier 1 risk based ratio	11.40%	11.79%
Tangible common equity/tangible assets (1)	6.18%	6.45%
Book value per common share	$21.83	$22.85
Tangible book value per common share (1)	$19.21	$20.22
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

AVERAGE BALANCES, INTEREST RATES AND YIELDS

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 4, "Loans and Allowance for Credit Losses," for more information about pooling of loans for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended March 31, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	March 31, 2022			March 31, 2021
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$759,601	1.76%	$3,340	$564,498	1.86%	$2,513
Tax-Exempt (1) (2) (4)	37,586	3.01%	274	45,165	4.10%	436
Equity Securities (1) (2)	7,931	2.15%	42	5,744	11.44%	162
Total securities (4)	805,118	1.82%	3,656	615,407	2.11%	3,111
Loans:
Commercial (2) (3)	1,357,133	4.69%	15,697	1,267,780	5.14%	16,076
Mortgage (2) (3)	2,204,497	4.47%	24,290	2,019,841	4.60%	22,897
Consumer (3)	107,086	10.15%	2,679	98,547	9.82%	2,387
Total loans (3)	3,668,716	4.72%	42,666	3,386,168	4.76%	41,360
Other earning assets	508,462	0.17%	213	508,087	0.12%	148
Total earning assets	4,982,296	3.78%	$46,535	4,509,662	4.03%	$44,619
Non interest-bearing assets:
Cash and due from banks	49,869			46,529
Premises and equipment	83,722			78,727
Other assets	213,501			181,520
Allowance for credit losses	(38,035)			(35,221)
Total non interest-bearing assets	309,057			271,555
TOTAL ASSETS	$5,291,353			$4,781,217
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$1,046,502	0.17%	$438	$906,297	0.20%	$438
Savings	2,467,932	0.18%	1,115	2,200,577	0.27%	1,469
Time	359,476	1.30%	1,153	472,974	2.03%	2,373
Total interest-bearing deposits	3,873,910	0.28%	2,706	3,579,848	0.48%	4,280
Finance lease liabilities	459	4.42%	5	537	4.53%	6
Subordinated notes and debentures	104,300	3.60%	926	70,620	5.06%	888
Total interest-bearing liabilities	3,978,669	0.37%	$3,637	3,651,005	0.57%	$5,174
Demand—non interest-bearing	804,964			652,080
Other liabilities	65,910			57,683
Total liabilities	4,849,543			4,360,768
Shareholders’ equity	441,810			420,449
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,291,353			$4,781,217
Interest income/Earning assets		3.78%	$46,535		4.03%	$44,619
Interest expense/Interest-bearing liabilities		0.37%	3,637		0.57%	5,174
Net interest spread		3.41%	$42,898		3.46%	$39,445
Interest income/Earning assets		3.78%	46,535		4.03%	44,619
Interest expense/Earning assets		0.30%	3,637		0.47%	5,174
Net interest margin		3.48%	$42,898		3.56%	$39,445

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21 percent) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for March 31, 2022 and 2021 was $281 thousand and $324 thousand, respectively.

(3) Average loans outstanding includes the average balance outstanding of all nonaccrual loans. Loans consist of the average of total loans less average unearned income. In addition, loan interest income consists of loan fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for March 31, 2022 and 2021 was $(10.6) million and $17.3 million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended March 31, 2022 and 2021:

Net Interest Income Rate-Volume Variance	For Three Months Ended March 31, 2022 over (under) 2021 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$966	$(139)	$827
Tax-Exempt (2)	(41)	(121)	(162)
Equity Securities (2)	12	(132)	(120)
Total Securities	937	(392)	545
Loans:
Commercial (2)	1,028	(1,407)	(379)
Mortgage (2)	2,040	(647)	1,393
Consumer	212	80	292
Total Loans	3,280	(1,974)	1,306
Other Earning Assets	2	63	65
Total Earning Assets	$4,219	$(2,303)	$1,916

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$67	$(67)	$0
Savings	134	(488)	(354)
Time	(369)	(851)	(1,220)
Total Interest Bearing Deposits	(168)	(1,406)	(1,574)
Finance Lease Liabilities	(1)	0	(1)
Subordinated Debentures	292	(254)	38
Total Interest Bearing Liabilities	$123	$(1,660)	$(1,537)

Change in Net Interest Income	$4,096	$(643)	$3,453

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended March 31, 2022.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 and 2021

OVERVIEW

Net income available to common stockholders was $14.2 million, or $0.84 per diluted common share, for the quarter ended March 31, 2022, compared to $13.1 million, or $0.78 per diluted share, for the same period in 2021, reflecting increases of $1.1 million, or 8.1%, and $0.06 per diluted share, or 7.7%. Earnings for the three months ended March 31, 2022 benefited from growth in commercial loans, stable credit quality and higher non-interest income. PPNR, a non-GAAP measure, was $20.4 million for the three months ended March 31, 2022, compared to $19.6 million for the three months ended March 31, 2021, reflecting an increase of $823 thousand, or 4.2%.

Annualized Return on average equity was 13.99% for the three months ended March 31, 2022, compared to 13.68% for the three months ended March 31, 2021. Annualized return on average tangible common equity, a non-GAAP measure, was 16.91% and 16.70% for the same periods in 2022 and 2021, respectively.

As a measure of the Corporation’s efficiency in management of its expenses, the efficiency ratio, a non-GAAP measure, was 60.53% for the three months ended March 31, 2022, compared to 58.18% for the three months ended March 31, 2021, primarily as a result of costs associated with the Corporation’s expansion into the Southwest Virginia region, coupled with its continued investments in customer-related technology.

INTEREST INCOME AND EXPENSE

Net interest income was $42.6 million for the three months ended March 31, 2022, an increase of $3.5 million, or 8.9%, from the three months ended March 31, 2021, primarily as a result of loan growth and various deposit pricing initiatives and liquidity strategies. Included in net interest income were PPP-related fees, which totaled approximately $1.2 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021.

Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.48% and 3.56% for the three months ended March 31, 2022 and 2021, respectively.

Yield on earning assets was 3.78% for the three months ended March 31, 2022, a decrease of 25 basis points from 4.03% for the three months ended March 31, 2021, primarily as a result of the lower interest rate environment and lower PPP-related fees, partially offset by a lower level of excess cash at the Federal Reserve. The cost of interest-bearing liabilities decreased 20 basis points from 0.57% for the three months ended March 31, 2021 to 0.37% for the three months ended March 31, 2022, primarily as a result of the Corporation’s targeted deposit rate reductions.

PROVISION FOR CREDIT LOSES

Provision for credit losses was $1.6 million for the three months ended March 31, 2022 compared to $2.1 million for the three months ended March 31, 2021. Included in the provision for credit losses for the three months ended March 31, 2022 was $586 thousand related to the allowance for unfunded commitments compared to zero for the three months ended March 31, 2021. For the three months ended March 31, 2022, net loan charge-offs were $528 thousand, or 0.06% (annualized) of total average loans, compared to $907 thousand, or 0.11% (annualized) of total average loans, during the three months ended March 31, 2021. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in for the three months ended March 31, 2022 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at March 31, 2022.

NON-INTEREST INCOME

Total non-interest income was $9.7 million for the three months ended March 31, 2022, an increase of $1.4 million, or 17.2%, from the same period in 2021. Included in non-interest income for the three months ended March 31, 2022 was $651 thousand in net realized gains on AFS securities. Excluding the impact of the realized gains on AFS securities, a non-GAAP measure, for the three months ended March 31, 2022, total non-interest income for the three months ended March 31, 2022 increased $764 thousand, or 9.3%, from the same period in 2021. During the three months ended March 31, 2022, Wealth and Asset Management fees increased $261 thousand, or 17.1%, compared to the three months ended March 31, 2021. Other significant improvements during the three months ended March 31, 2022 included increased income from charges on deposits and pass through income from investments in SBIC partnerships, partially offset by a decrease in mortgage banking activity.

NON-INTEREST EXPENSE

For the three months ended March 31, 2022, total non-interest expense was $31.9 million, an increase of $4.1 million, or 14.7%, from the three months ended March 31, 2021. The first quarter of 2022 included expenses related to hiring additional personnel in the Corporation's growth regions of Cleveland and Southwest Virginia. Non-interest expense in the first quarter of 2022 also included increased investments in technology aimed at enhancing customer experience.

INCOME TAX EXPENSE

Income tax expense was $3.5 million, representing an 18.6% effective tax rate, and $3.3 million, representing a 18.7% effective tax rate, for the three months ended March 31, 2022 and 2021, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Corporation enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. For further information, see Note 8, "Off-Balance Sheet Activities," in the in the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans) of the 2021 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses and loans. There have been no other significant changes in the application of accounting policies since December 31, 2021.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	March 31,	December 31,
	2022	2021
Calculation of tangible book value per common share and tangible common equity/tangible assets:
Shareholders' equity	$425,935	$442,847
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	435	460
Tangible common equity	$323,966	$340,853

Total assets	$5,284,000	$5,328,939
Less: goodwill	43,749	43,749
Less: core deposit intangible	435	460
Tangible assets	$5,239,816	$5,284,730

Ending common shares outstanding	16,860,698	16,855,062

Tangible book value per common share	$19.21	$20.22
Tangible common equity/Tangible assets	6.18%	6.45%

	(unaudited)
	March 31,	December 31,
	2022	2021
Calculation of allowance / loans, net of PPP-related loans:
Total allowance for credit losses	$38,117	$37,588

Total loans	$3,756,363	$3,634,792
Less: PPP-related loans	18,416	45,203
Adjusted total loans, net of PPP-related loans (non-GAAP)	$3,737,947	$3,589,589

Adjusted allowance / loans, net of PPP-related loans (non-GAAP)	1.02%	1.05%

	Three Months Ended
	March 31,
	2022	2021
Calculation of efficiency ratio:
Non-interest expense	$31,892	$27,804
Less: core deposit intangible amortization	25	28
Adjusted non-interest expense (non-GAAP)	$31,867	$27,776

Non-interest income	$9,654	$8,239

Net interest income	$42,617	$39,121
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,327	1,304
Add: tax exempt investment and loan income (non-GAAP) (tax-equivalent)	1,703	1,689
Adjusted net interest income (non-GAAP)	42,993	39,506
Adjusted net revenue (non-GAAP) (tax-equivalent)	$52,647	$47,745
Efficiency ratio	60.53%	58.18%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Calculation of net interest margin:
Interest income	$46,254	$44,295
Interest expense	3,637	5,174
Net interest income	$42,617	$39,121

Average total earning assets	$4,982,296	$4,509,662

Net interest margin (annualized)	3.47%	3.52%

Calculation of net interest margin (fully tax equivalent basis):
Interest income	$46,254	$44,295
Tax equivalent adjustment (non-GAAP)	281	324
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	46,535	44,619
Interest expense	3,637	5,174
Net interest income (fully tax equivalent basis) (non-GAAP)	$42,898	$39,445

Average total earning assets	$4,982,296	$4,509,662
Less: average mark to market adjustment on investments (non-GAAP)	(10,560)	17,310
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,992,856	$4,492,352

Net interest margin (fully tax equivalent basis) (non-GAAP) (annualized)	3.48%	3.56%

	(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Calculation of PPNR: (1)
Net interest income	$42,617	$39,121
Add: Non-interest income	9,654	8,239
Less: Non-interest expense	31,892	27,804
PPNR (non-GAAP)	$20,379	$19,556

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Calculation of return on average tangible common equity:
Net income available to common stockholders	$14,170	$13,106
Average tangible common shareholders' equity	339,825	318,358
Return on average tangible common equity (non-GAAP) (annualized)	16.91%	16.70%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2022	2021
Calculation of non-interest income excluding net realized gains on available-for-sale securities:
Non-interest income	$9,654	$8,239
Less: net realized gains on available-for-sale securities	651	0
Adjusted non-interest income	$9,003	$8,239

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At March 31, 2022 and December 31, 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

	% Change in Net Interest Income
	March 31, 2022	December 31, 2021
+400 basis points	30.9%	24.6%
+300 basis points	23.3%	18.0%
+200 basis points	16.3%	12.4%
+100 basis points	9.0%	6.3%
-100 basis points	(3.3)%	(6.3)%
-200 basis points	(7.4)%	(10.7)%

At March 31, 2022, the Corporation has approximately $1.8 billion in outstanding loan balances that are rate sensitive over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2022	0	$0	0	146,772
February 1 – 28, 2022	0	0	0	146,772
March 1 – 31, 2022	50,166	26.75	50,166	96,606

(1) The Corporation’s stock repurchase program, which was approved by the Corporation's Board of Directors on November 12, 2014, authorizes the repurchase of up to 500,000 shares of common stock. The program will remain in effect until fully utilized or until modified, suspended or terminated. As of March 31, 2022, there were 96,606 shares remaining in the program.

Additionally, during the quarter ended March 31, 2022, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)	Letter Agreement, dated April 4, 2022, among CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)
(1) Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 5, 2022	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 5, 2022	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)