Form 10-Q
period 2022-06-30
CNB FINANCIAL CORP/PA
filed 2022-08-04
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of August 2, 2022:
COMMON STOCK, NO PAR VALUE PER SHARE: 16,860,138 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$61,585	$42,440
Interest-bearing deposits with Federal Reserve	217,776	684,306
Interest-bearing deposits with other financial institutions	4,793	5,452
Total cash and cash equivalents	284,154	732,198
Debt securities available-for-sale, at fair value(amortized cost of $450,904 and $698,085, respectively)	404,407	697,191
Debt securities held-to-maturity, at amortized cost (fair value $389,933 and $0, respectively)	413,310	0
Equity securities	9,539	10,366
Loans held for sale	843	849
Loans receivable
PPP loans, net of deferred processing fees	2,287	45,203
Syndicated loans	153,154	125,761
Loans	3,754,312	3,463,828
Total loans receivable	3,909,753	3,634,792
Less: allowance for credit losses	(40,543)	(37,588)
Net loans receivable	3,869,210	3,597,204
FHLB and other restricted stock holdings and investments	24,484	23,276
Premises and equipment, net	62,990	61,659
Operating lease right-of-use assets	25,471	19,928
Bank owned life insurance	103,723	99,719
Mortgage servicing rights	1,881	1,664
Goodwill	43,749	43,749
Core deposit intangible, net	410	460
Accrued interest receivable and other assets	55,144	40,676
Total Assets	$5,299,315	$5,328,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$851,172	$792,086
Interest-bearing demand deposits	1,147,376	1,079,336
Savings	2,398,995	2,457,745
Certificates of deposit	304,277	386,452
Total deposits	4,701,820	4,715,619
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	83,812	83,661
Operating lease liabilities	26,785	21,159
Accrued interest payable and other liabilities	42,690	45,033
Total liabilities	4,875,727	4,886,092
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at June 30, 2022 and December 31, 2021	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 16,978,057 at June 30, 2022 and 16,978,057 at December 31, 2021	0	0
Additional paid in capital	126,986	127,351
Retained earnings	283,204	260,582
Treasury stock, at cost (118,471 shares at June 30, 2022 and 122,995 shares December 31, 2021)	(3,026)	(2,477)
Accumulated other comprehensive loss	(41,361)	(394)
Total shareholders’ equity	423,588	442,847
Total Liabilities and Shareholders’ Equity	$5,299,315	$5,328,939

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$44,666	$38,895	$85,816	$77,303
Processing fees on PPP loans	559	1,639	1,796	4,370
Securities:
Taxable	4,254	2,679	7,868	5,340
Tax-exempt	227	270	446	621
Dividends	35	45	69	189
Total interest and dividend income	49,741	43,528	95,995	87,823
INTEREST EXPENSE:
Deposits	2,487	4,072	5,193	8,352
Finance lease liabilities	5	6	10	12
Subordinated notes and debentures (includes $51, $62, $118 and $131 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	948	1,145	1,874	2,033
Total interest expense	3,440	5,223	7,077	10,397
NET INTEREST INCOME	46,301	38,305	88,918	77,426
PROVISION FOR CREDIT LOSS EXPENSE	2,905	1,967	4,548	4,089
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	43,396	36,338	84,370	73,337
NON-INTEREST INCOME:
Service charges on deposit accounts	1,771	1,446	3,528	2,794
Other service charges and fees	784	601	1,439	1,091
Wealth and asset management fees	1,803	1,765	3,586	3,287
Net realized gains on available-for-sale securities (includes $0, $0, $651 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	0	651	0
Net realized and unrealized gains (losses) on equity securities	(641)	350	(1,035)	470
Mortgage banking	292	536	767	1,771
Bank owned life insurance	1,390	504	2,084	1,444
Card processing and interchange income	1,992	2,079	3,801	3,913
Other	755	576	2,979	1,326
Total non-interest income	8,146	7,857	17,800	16,096
NON-INTEREST EXPENSES:
Compensation and benefits	16,771	13,518	33,759	28,091
Net occupancy expense	3,335	2,935	6,565	6,204
Technology expense	4,024	2,888	7,396	5,558
State and local taxes	1,037	1,029	2,085	2,046
Legal, professional, and examination fees	1,176	897	2,013	2,050
Advertising	537	549	1,157	830
FDIC insurance premiums	710	557	1,433	1,173
Dues and subscriptions	534	446	1,134	899
Card processing and interchange expenses	1,256	1,408	2,285	2,088
Other	3,229	2,738	6,674	5,830
Total non-interest expenses	32,609	26,965	64,501	54,769
INCOME BEFORE INCOME TAXES	18,933	17,230	37,669	34,664
INCOME TAX EXPENSE (includes $(11), $(14), $113 and $(28) income tax expense from reclassification items, respectively)	3,495	3,240	6,986	6,493
NET INCOME	15,438	13,990	30,683	28,171
PREFERRED STOCK DIVIDENDS	1,075	1,075	2,150	2,150
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,363	$12,915	$28,533	$26,021

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.85	$0.76	$1.69	$1.54
Diluted Earnings Per Common Share	$0.85	$0.76	$1.69	$1.54
Cash Dividends Declared	$0.175	$0.170	$0.350	$0.340
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$15,438	$13,990	$30,683	$28,171
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized gain on interest rate swaps, net of tax $(18), $0, $(60) and $(8), respectively	70	2	228	31
Reclassification adjustment for losses recognized in earnings, net of tax $(11), $(14), $(24) and $(28), respectively	40	48	94	103
	110	50	322	134
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $3,866, $(518), $10,936 and $1,933, respectively	(14,546)	1,950	(41,146)	(7,264)
Amortization of unrealized gains from held-to-maturity securities, net of tax of $(112), $0, $(98) and $0, respectively	422	0	371	0
Reclassification adjustment for realized losses included in net income, net of tax of $0, $0, $137 and $0, respectively	0	0	(514)	0
	(14,124)	1,950	(41,289)	(7,264)
Other comprehensive income (loss)	(14,014)	2,000	(40,967)	(7,130)
COMPREHENSIVE INCOME (LOSS)	$1,424	$15,990	$(10,284)	$21,041

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, April 1, 2022	$57,785	$126,703	$271,792	$(2,998)	$(27,347)	$425,935
Net income			15,438			15,438
Other comprehensive loss					(14,014)	(14,014)
Forfeiture of restricted stock award grants (1,090 shares)		27		(27)		0
Stock-based compensation expense		256				256
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (22 shares)				(1)		(1)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(2,951)			(2,951)
Balance, June 30, 2022	$57,785	$126,986	$283,204	$(3,026)	$(41,361)	$423,588

Balance, April 1, 2021	$57,785	$126,572	$228,973	$(1,671)	$5,944	$417,603
Net income			13,990			13,990
Other comprehensive gain					2,000	2,000
Stock-based compensation expense		303				303
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (65 shares)				(1)		(1)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.170 per common share)			(2,871)			(2,871)
Balance, June 30, 2021	$57,785	$126,875	$239,017	$(1,672)	$7,944	$429,949

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income			30,683			30,683
Other comprehensive loss					(40,967)	(40,967)
Forfeiture of restricted stock award grants (1,090 shares)		27		(27)		0
Restricted stock award grants (56,159 shares)		(976)		976		0
Performance based restricted stock award grants (11,895 shares)		(173)		173		0
Stock-based compensation expense		757				757
Purchase of treasury stock (50,166 shares)				(1,342)		(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)				(203)		(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)				(126)		(126)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.35 per common share)			(5,911)			(5,911)
Balance, June 30, 2022	$57,785	$126,986	$283,204	$(3,026)	$(41,361)	$423,588

Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income			28,171			28,171
Other comprehensive loss					(7,130)	(7,130)
Forfeiture of restricted stock award grants (1,578 shares)		35		(35)		0
Restricted stock award grants (50,106 shares)		(1,228)		1,228		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		812				812
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,663 shares)				(140)		(140)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.34 per common share)			(5,731)			(5,731)
Balance, June 30, 2021	$57,785	$126,875	$239,017	$(1,672)	$7,944	$429,949

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,683	$28,171
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	4,548	4,089
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	3,483	3,390
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,741)	(1,058)
Net amortization of deferred costs on borrowings	151	25
Accretion of deferred PPP processing fees	(1,796)	(4,370)
Net realized gains on sales of available-for-sale securities	(651)	0
Net realized and unrealized (gains) losses on equity securities	1,035	(470)
Gain on sale of loans receivable	(930)	(1,568)
Net losses on dispositions of premises and equipment and foreclosed assets	40	245
Proceeds from sale of loans receivable	17,367	35,912
Origination of loans held for sale	(23,168)	(42,030)
Income on bank owned life insurance	(1,254)	(1,034)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(830)	(410)
Restricted stock compensation expense	757	812
Changes in:
Accrued interest receivable and other assets	(13,770)	(1,592)
Accrued interest payable, lease liabilities, and other liabilities	7,891	833
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,815	20,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	47,229	87,541
Proceeds from sales of available-for-sale securities	22,164	0
Purchase of available-for-sale securities	(43,055)	(190,818)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	14,707	0
Purchases of held-to-maturity securities	(213,853)	0
Purchase of equity securities	(208)	(201)
Net increase in loans receivable	(265,410)	(87,969)
Purchase of bank owned life insurance	(2,750)	(22,000)
Proceeds from death benefit of bank owned life insurance policies	0	1,390
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(1,208)	(460)
Purchase of premises and equipment	(3,991)	(2,463)
Proceeds from the sale of premises and equipment and foreclosed assets	47	518
NET CASH USED BY INVESTING ACTIVITIES	(446,328)	(214,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Checking, money market and savings accounts	68,376	355,307
Certificates of deposit	(82,175)	(32,286)
Purchase of treasury stock	(1,671)	(160)
Cash dividends paid, common stock	(5,911)	(5,731)
Cash dividends paid, preferred stock	(2,150)	(2,150)
Proceeds from issuance of subordinated notes, net of issuance costs	0	83,516
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(23,531)	398,496
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(448,044)	204,979
CASH AND CASH EQUIVALENTS, Beginning	732,198	532,694
CASH AND CASH EQUIVALENTS, Ending	$284,154	$737,673

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,530	$10,293
Income taxes	6,958	5,582
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$0	$314
Transfers from loans held for sale to loans held for investment	6,352	7,044
Transfers from loans held for investment to loans held for sale	0	1,798
Transfers from available-for-sale to held-to-maturity	220,757	0
Grant of restricted stock awards from treasury stock	976	1,228
Grant of performance based restricted stock awards from treasury stock	173	262
Restricted stock forfeiture	27	0
Lease liabilities arising from obtaining right-of-use assets	6,188	0

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

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

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the condensed consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2022 and 2021.

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

In June 2022, FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." In this ASU, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The ASU also requires certain disclosures for equity securities that are subject to contractual restrictions. This guidance is effective for the Corporation for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022				December 31, 2021
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities	$2,278	$0	$(67)	$2,211	$110,788	$2,728	$(1,768)	$111,748
State & political subdivisions	116,408	147	(13,046)	103,509	103,232	2,162	(1,682)	103,712
Residential & multi-family mortgage	273,603	114	(29,204)	244,513	437,021	4,127	(6,513)	434,635
Corporate notes & bonds	42,669	27	(3,616)	39,080	28,257	250	(443)	28,064
Pooled SBA	15,946	9	(861)	15,094	18,787	283	(38)	19,032
Total	$450,904	$297	$(46,794)	$404,407	$698,085	$9,550	$(10,444)	$697,191

Debt securities held-to-maturity ("HTM") at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022				December 31, 2021
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities	$307,634	$0	$(18,327)	$289,307	$0	$0	$0	$0
Residential & multi-family mortgage	105,676	0	(5,050)	100,626	0	0	0	0
Total	$413,310	$0	$(23,377)	$389,933	$0	$0	$0	$0

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

The Corporation elected to transfer 51 AFS securities with an aggregate fair value of $112.6 million to a classification of HTM on April 1, 2022. The net unrealized holding loss of $6.0 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre-tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities.

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2022	$0	$0	$0
Three months ended June 30, 2021	0	0	0
Six months ended June 30, 2022	22,164	651	0
Six months ended June 30, 2021	0	0	0

The tax provision related to these net realized gains was zero and $137 thousand for the three and six months ended June 30, 2022 and zero during the three and six months ended June 30, 2021, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of June 30, 2022:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,854	$4,869	$5,125	$5,018
1 year – 5 years	34,134	33,151	232,236	221,284
5 years – 10 years	91,531	81,388	64,786	58,206
After 10 years	30,836	25,392	5,487	4,799
	161,355	144,800	307,634	289,307
Residential & multi-family mortgage	273,603	244,513	105,676	100,626
Pooled SBA	15,946	15,094	0	0
Total debt securities	$450,904	$404,407	$413,310	$389,933

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2022 and December 31, 2021, securities carried at $626.0 million and $461.5 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2022

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$2,211	$(67)	$0	$0	$2,211	$(67)
State & political subdivisions	73,314	(10,174)	11,016	(2,872)	84,330	(13,046)
Residential & multi-family mortgage	164,539	(17,703)	66,816	(11,501)	231,355	(29,204)
Corporate notes & bonds	30,790	(3,117)	5,263	(499)	36,053	(3,616)
Pooled SBA	14,647	(861)	0	0	14,647	(861)
	$285,501	$(31,922)	$83,095	$(14,872)	$368,596	$(46,794)

December 31, 2021

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$23,733	$(553)	$37,911	$(1,215)	$61,644	$(1,768)
State & political subdivisions	55,636	(1,399)	5,026	(283)	60,662	(1,682)
Residential & multi-family mortgage	248,690	(4,837)	45,185	(1,676)	293,875	(6,513)
Corporate notes & bonds	6,466	(249)	3,806	(194)	10,272	(443)
Pooled SBA	4,394	(37)	127	(1)	4,521	(38)
	$338,919	$(7,075)	$92,055	$(3,369)	$430,974	$(10,444)

HTM debt securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

June 30, 2022

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$241,832	$(14,169)	$47,475	$(4,158)	$289,307	$(18,327)
Residential & multi-family mortgage	75,181	(3,482)	25,445	(1,568)	100,626	(5,050)
	$317,013	$(17,651)	$72,920	$(5,726)	$389,933	$(23,377)

December 31, 2021

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$0	$0	$0	$0	$0	$0
Residential & multi-family mortgage	0	0	0	0	0	0
	$0	$0	$0	$0	$0	$0

At June 30, 2022 and December 31, 2021, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at June 30, 2022 and December 31, 2021.

For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities for potential credit impairment. For financial institution issuers, management monitors information from quarterly “call” report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred, the length of time and extent to which fair value has been less than cost, and whether management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

As of June 30, 2022 and December 31, 2021, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Corporate equity securities	$6,272	$6,715
Mutual funds	2,591	2,566
Certificates of deposit	0	506
Corporate notes and bonds	676	579
Total	$9,539	$10,366

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	Percentage of Total	December 31, 2021	Percentage of Total
Farmland	$31,649	0.8%	$23,768	0.7%
Owner-occupied, nonfarm nonresidential properties	463,922	11.9%	434,672	12.0%
Agricultural production and other loans to farmers	1,097	0.0%	1,379	0.0%
Commercial and Industrial [1]	759,417	19.4%	708,989	19.5%
Obligations (other than securities and leases) of states and political subdivisions	143,488	3.7%	140,887	3.9%
Other loans	14,524	0.4%	13,979	0.4%
Other construction loans and all land development and other land loans	341,399	8.7%	298,869	8.2%
Multifamily (5 or more) residential properties	212,561	5.5%	216,143	5.9%
Non-owner occupied, nonfarm nonresidential properties	734,580	18.8%	663,062	18.2%
1-4 Family Construction	40,990	1.0%	37,822	1.0%
Home equity lines of credit	115,836	3.0%	104,517	2.9%
Residential Mortgages secured by first liens	875,974	22.4%	826,729	22.7%
Residential Mortgages secured by junior liens	62,212	1.6%	56,689	1.6%
Other revolving credit plans	28,768	0.7%	26,536	0.7%
Automobile	20,166	0.5%	20,862	0.6%
Other consumer	51,765	1.3%	49,676	1.4%
Credit cards	11,049	0.3%	9,935	0.3%
Overdrafts	356	0.0%	278	0.0%
Total loans receivable	$3,909,753	100.0%	$3,634,792	100.0%
Less: Allowance for credit losses	(40,543)		(37,588)
Loans receivable, net	$3,869,210		$3,597,204

Net deferred loan origination fees (costs) included in the above table	$4,513		$5,667

1 PPP loans, net of deferred PPP processing fees, both those disbursed in 2020 and those disbursed in 2021, are included in the Commercial and Industrial classification.

The Corporation’s outstanding loans receivable and related unfunded commitments are primarily concentrated within central and northwest Pennsylvania, central and northeast Ohio, western New York and Southwestern Virginia. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and approved annually by the Corporation’s Board of Directors.

During the second quarter of 2020, the Corporation began originating loans to qualified small businesses under the Paycheck Protection Program ("PPP") administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act. PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the SBA, no allowance for credit losses was required recorded against the PPP loans, net of deferred PPP processing fees, outstanding of $2.3 million and $45.2 million as of June 30, 2022 and December 31, 2021, respectively. Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $153.2 million and $125.8 million as of June 30, 2022 and December 31, 2021, respectively.

Transactions in the allowance for credit losses for the three months ended June 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$186	$0	$0	$5	$191
Owner-occupied, nonfarm nonresidential properties	3,595	0	2	117	3,714
Agricultural production and other loans to farmers	10	0	0	(3)	7
Commercial and Industrial	9,090	(14)	13	466	9,555
Obligations (other than securities and leases) of states and political subdivisions	1,828	0	0	(163)	1,665
Other loans	143	0	0	24	167
Other construction loans and all land development and other land loans	2,050	0	0	278	2,328
Multifamily (5 or more) residential properties	2,236	0	0	41	2,277
Non-owner occupied, nonfarm nonresidential properties	6,411	0	0	337	6,748
1-4 Family Construction	210	0	0	26	236
Home equity lines of credit	1,181	0	2	170	1,353
Residential Mortgages secured by first liens	6,905	0	0	759	7,664
Residential Mortgages secured by junior liens	552	0	0	76	628
Other revolving credit plans	547	(19)	28	42	598
Automobile	254	(6)	0	(6)	242
Other consumer	2,569	(369)	19	485	2,704
Credit cards	103	(45)	4	48	110
Overdrafts	247	(127)	33	203	356
Total	$38,117	$(580)	$101	$2,905	$40,543
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$151	$0	$0	$40	$191
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	9	387	3,714
Agricultural production and other loans to farmers	9	0	0	(2)	7
Commercial and Industrial	8,837	(85)	91	712	9,555
Obligations (other than securities and leases) of states and political subdivisions	1,649	0	0	16	1,665
Other loans	149	0	0	18	167
Other construction loans and all land development and other land loans	2,198	0	0	130	2,328
Multifamily (5 or more) residential properties	2,289	0	0	(12)	2,277
Non-owner occupied, nonfarm nonresidential properties	6,481	0	0	267	6,748
1-4 Family Construction	158	0	0	78	236
Home equity lines of credit	1,169	0	10	174	1,353
Residential Mortgages secured by first liens	6,943	(47)	12	756	7,664
Residential Mortgages secured by junior liens	546	0	0	82	628
Other revolving credit plans	528	(45)	34	81	598
Automobile	263	(13)	0	(8)	242
Other consumer	2,546	(770)	41	887	2,704
Credit cards	92	(59)	8	69	110
Overdrafts	241	(246)	74	287	356
Total	$37,588	$(1,286)	$279	$3,962	$40,543
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended June 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$224	$0	$0	$(100)	$124
Owner-occupied, nonfarm nonresidential properties	2,935	0	3	(58)	2,880
Agricultural production and other loans to farmers	28	0	0	(16)	12
Commercial and Industrial	6,479	(14)	15	832	7,312
Obligations (other than securities and leases) of states and political subdivisions	1,715	(250)	0	860	2,325
Other loans	73	0	0	44	117
Other construction loans and all land development and other land loans	2,006	0	0	358	2,364
Multifamily (5 or more) residential properties	2,754	0	0	(440)	2,314
Non-owner occupied, nonfarm nonresidential properties	11,326	0	0	(1,164)	10,162
1-4 Family Construction	67	0	0	43	110
Home equity lines of credit	843	0	2	184	1,029
Residential Mortgages secured by first liens	3,550	(42)	1	889	4,398
Residential Mortgages secured by junior liens	224	0	0	184	408
Other revolving credit plans	527	(17)	3	(54)	459
Automobile	182	0	3	56	241
Other consumer	2,374	(246)	47	227	2,402
Credit cards	65	(39)	3	39	68
Overdrafts	183	(107)	24	83	183
Total	$35,555	$(715)	$101	$1,967	$36,908
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$221	$0	$0	$(97)	$124
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	5	(294)	2,880
Agricultural production and other loans to farmers	24	0	0	(12)	12
Commercial and Industrial	6,233	(70)	20	1,129	7,312
Obligations (other than securities and leases) of states and political subdivisions	998	(250)	0	1,577	2,325
Other loans	68	0	0	49	117
Other construction loans and all land development and other land loans	1,956	0	0	408	2,364
Multifamily (5 or more) residential properties	2,724	0	0	(410)	2,314
Non-owner occupied, nonfarm nonresidential properties	8,658	0	0	1,504	10,162
1-4 Family Construction	82	0	0	28	110
Home equity lines of credit	985	0	2	42	1,029
Residential Mortgages secured by first liens	4,539	(70)	32	(103)	4,398
Residential Mortgages secured by junior liens	241	0	0	167	408
Other revolving credit plans	507	(23)	5	(30)	459
Automobile	132	(5)	3	111	241
Other consumer	2,962	(561)	95	(94)	2,402
Credit cards	66	(72)	11	63	68
Overdrafts	244	(191)	79	51	183
Total	$34,340	$(1,773)	$252	$4,089	$36,908
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

For the three and six months ended June 30, 2022, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the COVID-19 pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $2.9 million and $4.5 million for the three and six months ended June 30, 2022, respectively, compared to $2.0 million and $4.1 million for the three and six months ended June 30, 2021. The increase in provision for the three months ended June 30, 2022 was primarily due to the growth in commercial loans. Included in the provision for credit losses for the six months ended June 30, 2022 was $586 thousand related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the six months ended June 30, 2021.

The following tables presents the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$938	$938	$997
Owner-occupied, nonfarm nonresidential properties	1,711	1,632	0
Commercial and Industrial	5,919	2,070	55
Other construction loans and all land development and other land loans	71	71	0
Multifamily (5 or more) residential properties	1,108	0	0
Non-owner occupied, nonfarm nonresidential properties	3,685	2,058	0
Home equity lines of credit	586	586	0
Residential Mortgages secured by first liens	4,021	3,558	5
Residential Mortgages secured by junior liens	200	200	0
Other revolving credit plans	49	49	0
Automobile	30	30	0
Other consumer	636	636	0
Credit cards	0	0	3
Total	$18,954	$11,828	$1,060

	December 31, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$965	$965	$0
Owner-occupied, nonfarm nonresidential properties	850	762	0
Commercial and Industrial	7,060	1,653	8
Other construction loans and all land development and other land loans	516	77	0
Multifamily (5 or more) residential properties	1,270	5	0
Non-owner occupied, nonfarm nonresidential properties	3,771	2,143	0
Home equity lines of credit	824	824	0
Residential Mortgages secured by first liens	3,410	3,410	137
Residential Mortgages secured by junior liens	147	147	0
Other revolving credit plans	13	13	0
Automobile	36	36	0
Other consumer	558	558	0
Credit cards	0	0	23
Total	$19,420	$10,593	$168

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of June 30, 2022:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$895	$0
Owner-occupied, nonfarm nonresidential properties	1,163	9
Commercial and Industrial	115	2,090
Multifamily (5 or more) residential properties	1,108	0
Non-owner occupied, nonfarm nonresidential properties	3,262	0
Residential Mortgages secured by first liens	888	0
Total	$7,431	$2,099

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$920	$0
Owner-occupied, nonfarm nonresidential properties	194	9
Commercial and Industrial	1,488	2,351
Other construction loans and all land development and other land loans	438	0
Multifamily (5 or more) residential properties	1,265	0
Non-owner occupied, nonfarm nonresidential properties	3,378	0
Residential Mortgages secured by first liens	435	0
Total	$8,118	$2,360

The following table presents the aging of the amortized cost basis in past-due loans receivable as of June 30, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$148	$0	$997	$1,145	$30,504	$31,649
Owner-occupied, nonfarm nonresidential properties	63	490	876	1,429	462,493	463,922
Agricultural production and other loans to farmers	0	0	0	0	1,097	1,097
Commercial and Industrial	133	181	502	816	758,601	759,417
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	143,488	143,488
Other loans	0	0	0	0	14,524	14,524
Other construction loans and all land development and other land loans	0	0	71	71	341,328	341,399
Multifamily (5 or more) residential properties	357	0	90	447	212,114	212,561
Non-owner occupied, nonfarm nonresidential properties	215	0	1,680	1,895	732,685	734,580
1-4 Family Construction	0	0	0	0	40,990	40,990
Home equity lines of credit	107	344	49	500	115,336	115,836
Residential Mortgages secured by first liens	1,397	467	1,300	3,164	872,810	875,974
Residential Mortgages secured by junior liens	80	41	53	174	62,038	62,212
Other revolving credit plans	44	9	23	76	28,692	28,768
Automobile	43	4	4	51	20,115	20,166
Other consumer	288	205	294	787	50,978	51,765
Credit cards	75	13	3	91	10,958	11,049
Overdrafts	0	0	0	0	356	356
Total	$2,950	$1,754	$5,942	$10,646	$3,899,107	$3,909,753

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$348	$0	$0	$348	$23,420	$23,768
Owner-occupied, nonfarm nonresidential properties	278	18	414	710	433,962	434,672
Agricultural production and other loans to farmers	0	0	0	0	1,379	1,379
Commercial and Industrial	377	13	333	723	708,266	708,989
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	140,887	140,887
Other loans	0	0	0	0	13,979	13,979
Other construction loans and all land development and other land loans	0	0	77	77	298,792	298,869
Multifamily (5 or more) residential properties	0	10	209	219	215,924	216,143
Non-owner occupied, nonfarm nonresidential properties	0	0	1,792	1,792	661,270	663,062
1-4 Family Construction	0	0	0	0	37,822	37,822
Home equity lines of credit	506	50	172	728	103,789	104,517
Residential Mortgages secured by first liens	1,286	1,145	1,647	4,078	822,651	826,729
Residential Mortgages secured by junior liens	32	24	1	57	56,632	56,689
Other revolving credit plans	56	17	4	77	26,459	26,536
Automobile	45	3	23	71	20,791	20,862
Other consumer	283	158	295	736	48,940	49,676
Credit cards	26	12	23	61	9,874	9,935
Overdrafts	0	0	0	0	278	278
Total	$3,237	$1,450	$4,990	$9,677	$3,625,115	$3,634,792

Troubled Debt Restructurings

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without a loan modification. This evaluation is performed using the Corporation’s internal underwriting policies. The Corporation has no further loan commitments to customers whose loan receivables are classified as a TDR.

As of June 30, 2022 and December 31, 2021, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in TDRs of $17.8 million and $16.6 million as of June 30, 2022 and December 31, 2021, respectively. The Corporation has allocated $2.6 million and $2.6 million of allowance for those loans as of June 30, 2022 and December 31, 2021, respectively.

There were no loans modified as TDRs during the three months ended June 30, 2022.
There was one loan modified as a TDR during the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Non-owner occupied, nonfarm nonresidential properties	1	$1,784	$1,784	Modify Rate and Extend Amortization
Total	1	$1,784	$1,784

There was one loan modified as TDRs during the three months ended June 30, 2021.

	Three Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	1	$578	$578	Modify Payment
Total	1	$578	$578

There were three loans modified as TDRs during the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	1	$578	$578	Modify Payment
Multifamily (5 or more) residential properties	1	717	717	Modify Payment
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604	Modify Payment
Total	3	$2,899	$2,899

The TDRs described above increased the allowance for credit losses by an immaterial amount for the three and six months ended June 30, 2022 and 2021, respectively.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within a twelve-month cycle following the modification during the three and six months ended June 30, 2022 and 2021, respectively. There were no principal balances forgiven in connection with the loans restructurings.

Generally, nonperforming TDRs are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Credit Quality Indicators

The Corporation categorizes loans receivable into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually to classify the loans as to credit risk.

The Corporation uses the following definitions for risk ratings:

Special Mention: A loan classified as special mention has a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Substandard: A loan classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. The loan has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Doubtful: A loan classified as doubtful has all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables represent the Corporation's credit risk profile by risk rating. Loans receivable not rated as special mention, substandard, or doubtful are considered to be pass rated loans.

	June 30, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$29,261	$1,450	$938	$0	$2,388	$31,649
Owner-occupied, nonfarm nonresidential properties	449,366	6,406	8,150	0	14,556	463,922
Agricultural production and other loans to farmers	1,097	0	0	0	0	1,097
Commercial and Industrial	740,370	6,554	11,137	1,356	19,047	759,417
Obligations (other than securities and leases) of states and political subdivisions	143,488	0	0	0	0	143,488
Other loans	14,524	0	0	0	0	14,524
Other construction loans and all land development and other land loans	339,750	1,578	71	0	1,649	341,399
Multifamily (5 or more) residential properties	211,353	100	1,108	0	1,208	212,561
Non-owner occupied, nonfarm nonresidential properties	704,941	6,610	23,029	0	29,639	734,580
Total	$2,634,150	$22,698	$44,433	$1,356	$68,487	$2,702,637

	December 31, 2021
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$21,286	$1,514	$968	$0	$2,482	$23,768
Owner-occupied, nonfarm nonresidential properties	419,368	6,723	8,581	0	15,304	434,672
Agricultural production and other loans to farmers	1,379	0	0	0	0	1,379
Commercial and Industrial	687,010	7,946	12,654	1,379	21,979	708,989
Obligations (other than securities and leases) of states and political subdivisions	140,887	0	0	0	0	140,887
Other loans	13,979	0	0	0	0	13,979
Other construction loans and all land development and other land loans	294,103	4,221	545	0	4,766	298,869
Multifamily (5 or more) residential properties	214,772	100	1,271	0	1,371	216,143
Non-owner occupied, nonfarm nonresidential properties	631,534	9,628	21,900	0	31,528	663,062
Total	$2,424,318	$30,132	$45,919	$1,379	$77,430	$2,501,748

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$8,911	$7,782	$1,610	$3,149	$3,497	$3,892	$420	$0	$29,261
Special mention	0	0	0	0	0	1,450	0	0	1,450
Substandard	0	388	0	0	0	550	0	0	938
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,911	$8,170	$1,610	$3,149	$3,497	$5,892	$420	$0	$31,649
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$67,952	$116,666	$74,850	$72,416	$26,633	$71,231	$19,618	$0	$449,366
Special mention	0	237	0	888	4,193	1,078	10	0	6,406
Substandard	0	156	386	2,044	821	4,743	0	0	8,150
Doubtful	0	0	0	0	0	0	0	0	0
Total	$67,952	$117,059	$75,236	$75,348	$31,647	$77,052	$19,628	$0	$463,922
Agricultural production and other loans to farmers
Risk rating
Pass	$129	$151	$91	$70	$192	$0	$464	$0	$1,097
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$129	$151	$91	$70	$192	$0	$464	$0	$1,097
Commercial and Industrial
Risk rating
Pass	$117,219	$236,523	$75,375	$21,326	$11,010	$21,573	$257,344	$0	$740,370
Special mention	0	0	159	431	340	183	5,441	0	6,554
Substandard	0	2,748	984	436	358	1,046	5,565	0	11,137
Doubtful(1)	0	1,356	0	0	0	0	0	0	1,356
Total	$117,219	$240,627	$76,518	$22,193	$11,708	$22,802	$268,350	$0	$759,417
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$11,108	$37,217	$16,428	$4,748	$13,747	$55,509	$4,731	$0	$143,488
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$11,108	$37,217	$16,428	$4,748	$13,747	$55,509	$4,731	$0	$143,488
Other loans
Risk rating
Pass	$2,160	$5,484	$2,505	$400	$0	$0	$3,975	$0	$14,524
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$2,160	$5,484	$2,505	$400	$0	$0	$3,975	$0	$14,524
(1) Consists of one loan relationship that was originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during the current period.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$107,639	$96,680	$108,607	$7,398	$9,137	$2,063	$8,226	$0	$339,750
Special mention	0	1,511	0	67	0	0	0	0	1,578
Substandard	0	0	0	0	0	0	71	0	71
Doubtful	0	0	0	0	0	0	0	0	0
Total	$107,639	$98,191	$108,607	$7,465	$9,137	$2,063	$8,297	$0	$341,399
Multifamily (5 or more) residential properties
Risk rating
Pass	$38,463	$53,374	$54,210	$29,892	$6,623	$26,335	$2,456	$0	$211,353
Special mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	661	357	90	0	0	1,108
Doubtful	0	0	0	0	0	0	0	0	0
Total	$38,463	$53,374	$54,210	$30,553	$6,980	$26,425	$2,556	$0	$212,561
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$207,920	$164,540	$62,917	$81,646	$48,194	$131,397	$8,327	$0	$704,941
Special mention	0	0	0	417	518	5,224	451	0	6,610
Substandard	0	810	0	2,277	1,651	16,196	2,095	0	23,029
Doubtful	0	0	0	0	0	0	0	0	0
Total	$207,920	$165,350	$62,917	$84,340	$50,363	$152,817	$10,873	$0	$734,580

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

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

The Corporation considers the performance of the loan portfolio and its impact on the allowance for credit losses. For 1-4 family construction, home equity lines of credit, residential mortgages secured by first liens, residential mortgages secured by junior liens, automobile, credit cards, other revolving credit plans and other consumer segments, the Corporation evaluates credit quality based on the performance status of the loan, which was previously presented, and by payment activity. Nonperforming loans include loans receivable on nonaccrual status and loans receivable past due over 89 days and still accruing interest.

	June 30, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$40,990	$0	$40,990	$37,822	$0	$37,822
Home equity lines of credit	115,250	586	115,836	103,693	824	104,517
Residential Mortgages secured by first liens	871,948	4,026	875,974	823,182	3,547	826,729
Residential Mortgages secured by junior liens	62,012	200	62,212	56,542	147	56,689
Other revolving credit plans	28,719	49	28,768	26,523	13	26,536
Automobile	20,136	30	20,166	20,826	36	20,862
Other consumer	51,129	636	51,765	49,118	558	49,676
Total	$1,190,184	$5,527	$1,195,711	$1,117,706	$5,125	$1,122,831

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of June 30, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$10,338	$22,977	$6,740	$740	$64	$0	$131	$0	$40,990
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$10,338	$22,977	$6,740	$740	$64	$0	$131	$0	$40,990
Home equity lines of credit
Payment performance
Performing	$19,051	$16,290	$12,999	$8,529	$8,637	$40,985	$8,759	$0	$115,250
Nonperforming	0	0	0	10	8	568	0	0	586
Total	$19,051	$16,290	$12,999	$8,539	$8,645	$41,553	$8,759	$0	$115,836
Residential mortgages secured by first lien
Payment performance
Performing	$121,438	$226,101	$165,399	$99,774	$54,696	$201,139	$3,401	$0	$871,948
Nonperforming	0	619	281	405	128	2,404	189	0	4,026
Total	$121,438	$226,720	$165,680	$100,179	$54,824	$203,543	$3,590	$0	$875,974
Residential mortgages secured by junior liens
Payment performance
Performing	$13,080	$18,915	$9,713	$5,919	$3,477	$10,243	$665	$0	$62,012
Nonperforming	0	0	0	3	0	152	45	0	200
Total	$13,080	$18,915	$9,713	$5,922	$3,477	$10,395	$710	$0	$62,212
Other revolving credit plans
Payment performance
Performing	$4,003	$4,197	$4,268	$3,030	$2,318	$10,903	$0	$0	$28,719
Nonperforming	0	0	0	5	20	24	0	0	49
Total	$4,003	$4,197	$4,268	$3,035	$2,338	$10,927	$0	$0	$28,768
Automobile
Payment performance
Performing	$4,469	$5,696	$4,080	$3,324	$1,752	$815	$0	$0	$20,136
Nonperforming	0	0	16	9	5	0	0	0	30
Total	$4,469	$5,696	$4,096	$3,333	$1,757	$815	$0	$0	$20,166
Other consumer
Payment performance
Performing	$16,282	$21,765	$7,565	$3,084	$1,005	$1,428	$0	$0	$51,129
Nonperforming	40	420	54	40	6	76	0	0	636
Total	$16,322	$22,185	$7,619	$3,124	$1,011	$1,504	$0	$0	$51,765

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Home equity lines of credit
Payment performance
Performing	$14,383	$14,621	$9,564	$10,584	$6,863	$39,527	$8,151	$0	$103,693
Nonperforming	0	0	9	10	377	428	0	0	824
Total	$14,383	$14,621	$9,573	$10,594	$7,240	$39,955	$8,151	$0	$104,517
Residential mortgages secured by first lien
Payment performance
Performing	$232,606	$178,380	$111,333	$62,850	$74,136	$160,402	$3,475	$0	$823,182
Nonperforming	79	259	227	151	258	2,379	194	0	3,547
Total	$232,685	$178,639	$111,560	$63,001	$74,394	$162,781	$3,669	$0	$826,729
Residential mortgages secured by junior liens
Payment performance
Performing	$20,617	$11,256	$7,239	$4,407	$3,508	$9,095	$420	$0	$56,542
Nonperforming	0	0	0	0	84	63	0	0	147
Total	$20,617	$11,256	$7,239	$4,407	$3,592	$9,158	$420	$0	$56,689
Other revolving credit plans
Payment performance
Performing	$5,313	$3,596	$3,090	$2,592	$2,977	$8,955	$0	$0	$26,523
Nonperforming	0	0	4	4	0	5	0	0	13
Total	$5,313	$3,596	$3,094	$2,596	$2,977	$8,960	$0	$0	$26,536
Automobile
Payment performance
Performing	$7,047	$5,448	$4,668	$2,457	$682	$524	$0	$0	$20,826
Nonperforming	11	13	12	0	0	0	0	0	36
Total	$7,058	$5,461	$4,680	$2,457	$682	$524	$0	$0	$20,862
Other consumer
Payment performance
Performing	$30,423	$11,017	$4,537	$1,451	$316	$1,374	$0	$0	$49,118
Nonperforming	204	170	96	25	3	60	0	0	558
Total	$30,627	$11,187	$4,633	$1,476	$319	$1,434	$0	$0	$49,676

	June 30, 2022	December 31, 2021
Credit card
Payment performance
Performing	$11,046	$9,912
Nonperforming	3	23
Total	$11,049	$9,935

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Gross other consumer	$30,058	$29,227
Less: other consumer unearned discounts	(5,762)	(5,716)
Total other consumer loans, net of unearned discounts	$24,296	$23,511

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

Leases	Classification	June 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$25,471	$19,928
Finance lease assets	Premises and equipment, net (1)	322	358
Total leased assets		$25,793	$20,286

Liabilities:
Operating lease liabilities	Operating lease liabilities	$26,785	$21,159
Finance lease liabilities	Accrued interest payable and other liabilities	426	469
Total leased liabilities		$27,211	$21,628
(1) Finance lease assets are recorded net of accumulated amortization of $894 thousand as of June 30, 2022 and $858 thousand as of December 31, 2021.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	Net occupancy expense	$566	$437	$1,058	$877
Variable lease cost	Net occupancy expense	17	18	30	35
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	36	36
Interest on lease liabilities	Interest expense - borrowed funds	5	6	10	12
Sublease income (1)	Net occupancy expense	(17)	(19)	(33)	(38)
Net lease cost		$589	$460	$1,101	$922
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of June 30, 2022:

Maturity of Lease Liabilities as of June 30, 2022	Operating Leases (1)	Finance Leases	Total
2022	$1,024	$52	$1,076
2023	1,961	105	2,066
2024	1,890	105	1,995
2025	1,883	105	1,988
2026	1,854	105	1,959
After 2026	30,622	0	30,622
Total lease payments	39,234	472	39,706
Less: Interest	12,449	46	12,495
Present value of lease liabilities	$26,785	$426	$27,211
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $7.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2022 and December 31, 2021 were as follows:

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	22.1	18.8
Finance leases	4.5	5.0

Weighted-average discount rate
Operating leases	3.37%	3.42%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of June 30, 2022 and 2021, respectively, was as follows:

Other Information	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$581	$452

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at June 30, 2022:

Time deposits maturing:
2022	$134,701
2023	68,882
2024	36,206
2025	38,976
2026	10,694
Thereafter	14,818
$304,277

Certificates of deposits of $250 thousand or more totaled $90.9 million and $116.6 million at June 30, 2022 and December 31, 2021, respectively.

The Corporation had $27.4 million and $52.9 million in reciprocal ICS deposits at June 30, 2022 and December 31, 2021, respectively.

7.    BORROWINGS

At June 30, 2022 and December 31, 2021, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to SOFR plus 2.85%. There were no borrowings under the line of credit at June 30, 2022 and December 31, 2021.

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

Total loans receivable pledged to the FHLB at June 30, 2022, and December 31, 2021, were $1.4 billion and $1.3 billion, respectively. The Bank could obtain advances of up to approximately $1.0 billion from the FHLB at June 30, 2022 and $932.7 million at December 31, 2021.

At June 30, 2022 and December 31, 2021, the Bank had no advances from the FHLB.

At June 30, 2022 and December 31, 2021, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $15.0 million and $10.4 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At June 30, 2022 and December 31, 2021, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 3.38% at June 30, 2022 and 1.75% at December 31, 2021. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $1.2 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively.

8.    OFF-BALANCE SHEET COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Loan commitments are made to accommodate the financial needs of the Corporation’s customers commitments that result in market risk. Standby letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. They are primarily issued to facilitate customers’ trade transactions.

Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Corporation’s normal credit policies. Collateral is obtained based on a credit assessment of the customer.

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$82,054	$374,464	$94,924	$323,013
Unused lines of credit	17,804	679,710	13,265	663,903
Standby letters of credit	15,807	1,640	15,063	1,623

Commitments to make loans are generally made for periods of 60 days or less.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2022 and December 31, 2021 were $16.4 million and $14.5 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $6.1 million and $8.0 million as of June 30, 2022 and December 31, 2021, respectively. These investments are accounted for under the equity method of accounting.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of June 30, 2022 and December 31, 2021 were $4.9 million and $5.3 million, respectively. The related amortization for the three and six months ended June 30, 2022 were $197 thousand and $395 thousand, respectively, and for the three and six months ended June 30, 2021 were $189 thousand and $378 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2022 and December 31, 2021 were $1.4 million and $2.1 million, respectively.

Allowance for Credit Losses on Unfunded Loan Commitments

The Corporation maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans receivable, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Corporation's condensed consolidated statements of income. The allowance for unfunded commitments is included in other liabilities in the condensed consolidated balance sheets. Note 4, "Loans Receivable and Allowance for Credit Losses," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to the loan portfolio of the Corporation.

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$586	$0	$0	$0
Provision for credit losses on unfunded loan commitments (1)	0	0	586	0
Ending balance	586	$0	$586	$0
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

At June 30, 2022, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and six month period ended June 30, 2022 and 2021.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $256 thousand and $757 thousand for the three and six months ended June 30, 2022 and $303 thousand and $812 thousand for the three and six months ended June 30, 2021. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $54 thousand and $159 thousand for the three and six months ended June 30, 2022 and $64 thousand and $171 thousand for the three and six months ended June 30, 2021, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended June 30, 2022 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	88,891	$20.10
Granted	0	0.00
Forfeited	(1,090)	25.06
Vested	(89)	25.27
Unvested at end of period	87,712	$20.18

A summary of changes in time-based unvested restricted stock awards for the six months ended June 30, 2022 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	69,643	$24.18
Granted	44,369	26.71
Forfeited	(1,090)	25.06
Vested	(25,210)	24.78
Unvested at end of period	87,712	$20.18

The above tables exclude 11,790 shares in restricted stock awards that were granted at a weighted average fair value of $26.71 and immediately vested. As of June 30, 2022 and December 31, 2021, there was $1.9 million and $1.1 million of total unrecognized compensation cost related to unvested restricted stock awards, respectively. The fair value of shares vested was $2 thousand and $987 thousand during the three and six months ended June 30, 2022 and $19 thousand and $805 thousand during the three and six months ended June 30, 2021.

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

10.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2022 and 2021, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested time-based stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$14,363	$12,915	$28,533	$26,021
Net earnings allocated to participating securities	(68)	(47)	(132)	(92)
Net earnings allocated to common stock	$14,295	$12,868	$28,401	$25,929
Distributed earnings allocated to common stock	$2,935	$2,859	$5,879	$5,718
Undistributed earnings allocated to common stock	11,360	10,009	22,522	20,211
Net earnings allocated to common stock	$14,295	$12,868	$28,401	$25,929
Weighted average common shares outstanding, including shares considered participating securities	16,860	16,885	16,871	16,870
Less: Average participating securities	(78)	(60)	(75)	(58)
Weighted average shares	16,782	16,825	16,796	16,812
Basic earnings per common share	$0.85	$0.76	$1.69	$1.54
Diluted earnings per common share computation:
Net earnings allocated to common stock	$14,295	$12,868	$28,401	$25,929
Weighted average common shares outstanding for basic earnings per common share	16,782	16,825	16,796	16,812
Add: Dilutive effects of performance based-shares	33	0	33	0
Weighted average shares and dilutive potential common shares	16,815	16,825	16,829	16,812
Diluted earnings per common share	$0.85	$0.76	$1.69	$1.54

11.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At June 30, 2022, the variable rate on the subordinated trust preferred security was 3.38% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of June 30, 2022 and December 31, 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated balance sheets and statements of income as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

		Fair value as of
	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate contracts	Accrued interest and other liabilities	$18	$(388)

For the Three Months Ended June 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$110	Interest expense – subordinated notes and debentures	$(51)	Other income	$0
For the Six Months Ended June 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$322	Interest expense – subordinated notes and debentures	$(118)	Other income	$0
For the Three Months Ended June 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$50	Interest expense – subordinated notes and debentures	$(62)	Other income	$0
For the Six Months Ended June 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$134	Interest expense – subordinated notes and debentures	$(131)	Other income	$0

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated notes and debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the next twelve months are expected to be $115 thousand.

As of June 30, 2022 and December 31, 2021, a cash collateral balance in the amount of $1.1 million and $1.1 million, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest-bearing deposits with other banks on the condensed consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $373 thousand as of June 30, 2022 and $3.4 million as of December 31, 2021. This balance is included in interest-bearing deposits with other banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2022
3rd Party interest rate swaps	$32,095	5.44	4.12%	1 month LIBOR + 2.27%	$441	(a)
Customer interest rate swaps	(32,095)	5.44	4.12%	1 month LIBOR + 2.27%	(441)	(b)
December 31, 2021
3rd Party interest rate swaps	$32,768	5.8	4.12%	1 month LIBOR + 2.27%	$2,124	(a)
Customer interest rate swaps	(32,768)	5.8	4.12%	1 month LIBOR + 2.27%	(2,124)	(b)
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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at June 30, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$2,211	$0	$2,211	$0
States and political subdivisions	103,509	0	103,509	0
Residential and multi-family mortgage	244,513	0	244,513	0
Corporate notes and bonds	39,080	0	39,080	0
Pooled SBA	15,094	0	15,094	0
Total Securities Available-For-Sale	$404,407	$0	$404,407	$0
Interest Rate swaps	$441	$0	$441	$0
Equity Securities:
Corporate equity securities	$6,272	$6,272	$0	$0
Mutual funds	2,591	2,591	0	0
Corporate notes and bonds	676	676	0	0
Total Trading Securities	$9,539	$9,539	$0	$0
Liabilities:
Interest Rate Swaps	$(423)	$0	$(423)	$0

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$111,748	$0	$111,748	$0
States and political subdivisions	103,712	0	103,712	0
Residential and multi-family mortgage	434,635	4,995	429,640	0
Corporate notes and bonds	28,064	0	28,064	0
Pooled SBA	19,032	0	19,032	0
Total Securities Available-For-Sale	$697,191	$4,995	$692,196	$0
Interest Rate swaps	$2,124	$0	$2,124	$0
Equity Securities:
Corporate equity securities	$6,715	$6,715	$0	$0
Mutual funds	2,566	2,566	0	0
Certificates of deposit	506	506	0	0
Corporate notes and bonds	579	579	0	0
Total Trading Securities	$10,366	$10,366	$0	$0
Liabilities:
Interest Rate Swaps	$(2,512)	$0	$(2,512)	$0

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2021:

Corporate Notes and Bonds
Balance, April 1, 2021	$2,250
Purchases	6,000
Total gains or (losses):
Included in other comprehensive income (loss)	76
Settlements	0
Transfers into Level 3	1,500
Transfers out of Level 3	0
Balance, June 30, 2021	$9,826

The Corporation's corporate notes and bonds with a fair value of $1.5 million for the three months ended June 30, 2021 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities.

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	6,750
Total gains or (losses):
Included in other comprehensive income (loss)	0	76
Settlements	(64)	0
Transfers into Level 3	0	3,000
Transfers out of Level 3	0	0
Balance, June 30, 2021	$0	$9,826

The Corporation's corporate notes and bonds with a fair value of $3.0 million for the six months ended June 30, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at June 30, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$895	$0	$0	$895
Owner-occupied, nonfarm nonresidential properties	1,163	0	0	1,163
Commercial and industrial	1,723	0	0	1,723
Multifamily (5 or more) residential properties	543	0	0	543
Non-owner occupied, nonfarm nonresidential	2,746	0	0	2,746
Residential Mortgages secured by first liens	650	0	0	650

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$920	$0	$0	$920
Owner-occupied, nonfarm nonresidential properties	194	0	0	194
Commercial and industrial	3,102	0	0	3,102
Other construction loans and all land development loans and other land loans	248	0	0	248
Multifamily (5 or more) residential properties	627	0	0	627
Non-owner occupied, nonfarm nonresidential	2,889	0	0	2,889

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$895	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	1,163	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (37%)
Commercial and industrial	1,723	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-50% (32%)
Multifamily (5 or more) residential properties	543	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (23%)
Non-owner occupied, nonfarm nonresidential	2,746	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (35%)
Residential Mortgages secured by first liens	650	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-57% (40%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$920	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	194	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (57%)
Commercial and industrial	3,102	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-59% (42%)
Other construction loans and all land development loans and other land loans	248	Valuation of third party appraisal on underlying collateral	Loss severity rates	25% (25%)
Multifamily (5 or more) residential properties	627	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-57% (26%)
Non-owner occupied, nonfarm nonresidential	2,889	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2022:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$284,154	$284,154	$0	$0	$284,154
Debt securities available-for-sale	404,407	0	404,407	0	404,407
Debt securities held-to-maturity	413,310	0	389,933	0	389,933
Equity securities	9,539	9,539	0	0	9,539
Loans held for sale	843	0	846	0	846
Net loans receivable	3,869,210	0	0	3,869,617	3,869,617
FHLB and other restricted stock holdings and investments	24,484	n/a	n/a	n/a	n/a
Interest rate swaps	441	0	441	0	441
Accrued interest receivable	16,731	0	2,865	13,866	16,731
LIABILITIES
Deposits	$(4,701,820)	$(4,397,542)	$(307,246)	$0	$(4,704,788)
Subordinated debentures	(20,620)	0	(14,084)	0	(14,084)
Subordinated notes, net of unamortized issuance costs	(83,812)	0	(83,922)	0	(83,922)
Interest rate swaps	(423)	0	(423)	0	(423)
Accrued interest payable	(567)	0	(567)	0	(567)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2021:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$732,198	$732,198	$0	$0	$732,198
Debt securities available-for-sale	697,191	4,995	692,196	0	697,191
Equity securities	10,366	10,366	0	0	10,366
Loans held for sale	849	0	858	0	858
Net loans receivable	3,597,204	0	0	3,613,452	3,613,452
FHLB and other restricted stock holdings and investments	23,276	n/a	n/a	n/a	n/a
Interest rate swaps	2,124	0	2,124	0	2,124
Accrued interest receivable	15,516	16	2,171	13,329	15,516
LIABILITIES
Deposits	$(4,715,619)	$(4,329,167)	$(391,850)	$0	$(4,721,017)
Subordinated notes, net of unamortized issuance costs	(104,281)	0	(92,675)	0	(92,675)
Interest rate swaps	(2,512)	0	(2,512)	0	(2,512)
Accrued interest payable	(886)	0	(886)	0	(886)

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

13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and six months ended June 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-interest Income
Service charges on deposit accounts	$1,771	$1,446	$3,528	$2,794
Wealth and asset management fees	1,803	1,765	3,586	3,287
Mortgage banking (1)	292	536	767	1,771
Card processing and interchange income	1,992	2,079	3,801	3,913
Net gains (losses) on sales of securities (1)	0	0	651	0
Other income	2,288	2,031	5,467	4,331
Total non-interest income	$8,146	$7,857	$17,800	$16,096
(1) Not within scope of ASU 2014-9

Management determined that the primary sources of revenue emanating from interest and dividend income on loans receivable and investment securities along with non-interest revenue resulting from security gains, loan servicing, gains on the sale of loans receivable, commitment fees, fees from financial guarantees, certain credit card fees, gains (losses) on sale of other real estate owned not financed by the Corporation, is not within the scope of ASU 2014-9.

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2021, included in its Annual Report on Form 10-K for the year ended December 31, 2021, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022, or any future period.

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
•Adjusted allowance/loans receivable, net of PPP related loans;
•Net interest margin (fully tax-equivalent basis);
•Efficiency ratio;
•Pre-provision net revenue ("PPNR");
•Return on average tangible common equity; and
•Non-interest income excluding realized gains on AFS securities.

Management considers return on average assets, return on average equity, return on average tangible common equity, earnings per common share, asset quality, net interest margin, and other metrics as key measures of the financial performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. To address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives and future growth goals. Additionally, management frequently evaluates the potential impact of economic and geopolitical events that may have an impact on the credit risk profile of its customers and develops proactive strategies to mitigate such potential impacts on the Corporation’s loan portfolio.

While non-interest expenses are expected to increase with the growth of the Corporation, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced revenue, which is expected to more than offset increases in non-interest expenses in 2022 and beyond.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $284.2 million at June 30, 2022, including additional excess liquidity of $217.8 million held at the Federal Reserve. Cash and cash equivalents totaled $732.2 million at December 31, 2021. The decrease in cash and cash equivalents from December 31, 2021 to June 30, 2022 was due primarily to robust loan growth and an increase in investment purchases, to position a portion of the excess liquidity into higher earning assets. During the same period, total deposits decreased approximately $13.8 million or 0.6% on an annualized basis. As part of the Corporation’s strategic focus on attracting and retaining core customer relationship, non-maturity deposits totaled $4.4 billion, or 93.5% of total deposits, at June 30, 2022, reflecting an increase of $68.4 million, or 3.2% on an annualized basis, from $4.3 billion, or 91.8% of total deposits, at December 31, 20221.

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

SECURITIES

AFS investments and equity securities combined totaled $413.9 million and $707.6 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the total balance of investments classified as HTM securities was $413.3 million. There were no investments classified as HTM at December 31, 2021. In a strategy to lessen the impact of the current interest rate environment on the Corporation’s equity and tangible equity, during the first quarter of 2022 management evaluated the Corporation’s investment portfolio and reclassified from AFS to HTM approximately $101.1 million in fair value U.S. Government agency securities and U.S. Treasury notes. Additionally, during the first quarter of 2022, purchases of certain government-sponsored investments were classified directly into HTM. During the second quarter of 2022,the Corporation reclassified from AFS to HTM approximately $112.6 million in fair value mortgage-backed securities and recorded additional purchases of certain residential and multi-family mortgage investments were classified directly into HTM.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of June 30, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	June 30, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$437	2.29%	$1,774	0.65%	$0	0.00%	$0	0.00%	2,211	0.97%
State and Political Subdivisions	4,176	3.29%	22,040	2.65%	52,901	2.15%	24,392	2.63%	103,509	2.42%
Residential and multi-family mortgage	0	0.00%	8,538	2.89%	30,392	2.17%	205,583	1.50%	244,513	1.63%
Corporate notes and bonds	0	0.00%	9,593	2.79%	28,487	4.00%	1,000	5.50%	39,080	3.74%
Pooled SBA	0	0.00%	77	4.76%	7,166	3.12%	7,851	1.86%	15,094	2.47%
Total	$4,613	3.20%	$42,022	2.65%	$118,946	2.66%	$238,826	1.64%	$404,407	2.06%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of June 30, 2022.

	June 30, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$5,125	0.58%	$232,236	1.55%	$64,786	1.64%	$5,487	2.34%	$307,634	1.57%
Residential and multi-family mortgage	$0	0.00%	$4,017	2.81%	$0	0.00%	$101,659	3.74%	$105,676	3.70%
Total	$5,125	0.58%	$236,253	1.57%	$64,786	1.64%	$107,146	3.67%	$413,310	2.11%

The following table summarizes the weighted average modified duration of securities AFS as of June 30, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.58
State and Political Subdivisions	6.44
Residential and multi-family mortgage	4.72
Corporate notes and bonds	4.96
Pooled SBA	2.79
Total	5.09

The following table summarizes the weighted average modified duration of securities HTM as of June 30, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	3.86
Residential and multi-family mortgage	2.97
Total	3.63

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than U.S. government sponsored entities.

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

LOANS RECEIVABLE

Note 4, "Loans Receivable and Allowance for Credit Losses," in the condensed consolidated financial statements provides more detail concerning the loan portfolio of the Corporation.

At June 30, 2022, loans, excluding the impact of (i) syndicated loans and (ii) PPP loans, net of PPP-related fees (such loans, the "PPP-related loans"), totaled $3.8 billion, representing an increase of $290.5 million, or 8.4% (16.9% annualized), from December 31, 2021. This growth was primarily driven by the Corporation's ongoing expansion in the Cleveland and Southwest Virginia regions, combined with continued strong growth in its Private Banking division, and increased lending opportunities in all other regions in which the Corporation operates.

As part of a continued targeted liquidity management strategy to invest excess funds into high credit-quality assets, for the six months ended June 30, 2022, the Corporation’s balance sheet reflected an increase in syndicated lending balances of $27.4 million compared to December 31, 2021. The syndicated loan portfolio totaled $153.2 million, or 3.9% of total loans receivable, excluding PPP-related loans, at June 30, 2022. The Corporation expects the level of this loan portfolio to remain stable or decrease going forward.

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

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at June 30, 2022. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2022
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$139	$2,313	$7,480	$933	$10,865
Owner-occupied, nonfarm nonresidential properties	7,234	23,507	15,473	5,366	51,580
Agricultural production and other loans to farmers	0	312	0	0	312
Commercial and Industrial	3,550	214,439	85,710	175	303,874
Obligations (other than securities and leases) of states and political subdivisions	2,858	9,747	53,178	38,970	104,753
Other loans	12	810	596	290	1,708
Other construction loans and all land development and other land loans (1)	18,954	14,502	10,046	1,306	44,808
Multifamily (5 or more) residential properties	1,881	55,833	4,263	4,667	66,644
Non-owner occupied, nonfarm nonresidential properties	11,308	61,816	39,402	1,340	113,866
1-4 Family Construction (1)	2,646	0	682	5,672	9,000
Home equity lines of credit	7	107	656	431	1,201
Residential Mortgages secured by first liens	1,305	24,641	253,232	118,004	397,182
Residential Mortgages secured by junior liens	157	6,647	44,976	5,712	57,492
Other revolving credit plans	6	14	14	2	36
Automobile	412	14,214	5,533	0	20,159
Other consumer	7,030	33,127	8,847	2,578	51,582
Credit cards	0	0	0	0	0
Overdrafts	0	0	0	0	0
Total	$57,499	$462,029	$530,088	$185,446	$1,235,062

Loans Receivable with Variable or Floating Interest Rate
Farmland	$530	$2,902	$10,186	$7,166	$20,784
Owner-occupied, nonfarm nonresidential properties	19,636	38,669	299,417	54,620	412,342
Agricultural production and other loans to farmers	531	78	176	0	785
Commercial and Industrial	242,424	124,351	85,458	3,310	455,543
Obligations (other than securities and leases) of states and political subdivisions	0	1,529	13,470	23,736	38,735
Other loans	2,337	4,142	1,432	4,905	12,816
Other construction loans and all land development and other land loans (1)	71,185	119,065	92,066	14,275	296,591
Multifamily (5 or more) residential properties	16,604	23,549	89,089	16,675	145,917
Non-owner occupied, nonfarm nonresidential properties	57,529	179,969	324,053	59,163	620,714
1-4 Family Construction (1)	4,688	4,216	3,157	19,929	31,990
Home equity lines of credit	4,915	7,714	68,557	33,449	114,635
Residential Mortgages secured by first liens	5,942	15,432	155,907	301,511	478,792
Residential Mortgages secured by junior liens	1,430	335	2,643	312	4,720
Other revolving credit plans	2,070	3,083	22,677	902	28,732
Automobile	0	7	0	0	7
Other consumer	0	40	61	82	183
Credit cards	11,049	0	0	0	11,049
Overdrafts	356	0	0	0	356
Total	$441,226	$525,081	$1,168,349	$540,035	$2,674,691

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At June 30, 2022, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Nonaccrual loans	$18,954	$19,420
Accrual loans greater than 90 days past due	1,060	168
Total nonperforming loans	20,014	19,588
Other real estate owned	686	707
Total nonperforming assets	$20,700	$20,295
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$10,596	$9,006
Nonperforming TDR loans (1)	7,236	7,600
Total TDR loans	$17,832	$16,606
Total loans receivable	$3,909,753	$3,634,792
Nonaccrual loans as a percentage of total loans receivable	0.48%	0.53%
Total assets	$5,299,315	$5,328,939
Nonperforming assets as a percentage of total assets	0.39%	0.38%
Allowance for credit losses on loans receivable	$40,543	$37,588
Ratio of allowance for credit losses to nonaccrual loans	213.90%	193.55%
(1) Nonperforming TDR loans are also included in the balance of nonaccrual loans.

Total nonperforming assets were $20.7 million, or 0.39% of total assets, as of June 30, 2022, compared to $20.3 million, or 0.38% of total assets, as of December 31, 2021. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 213.90% at June 30, 2022, compared to 193.55% at December 31, 2021

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed quarterly by an outsourced loan review firm and cover approximately 65% of the commercial loan portfolio on an annual basis. In addition, the external independent loan review firm reviews classified assets, past due loans and nonaccrual loans quarterly.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of a borrower to continue to comply with contractual repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these "watchlist" loans monthly to determine potential losses within the commercial loan portfolio. The "watchlist" is comprised of all credits risk rated special mention, substandard and doubtful.

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

The tables below provides an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at June 30, 2022 and December 31, 2021; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	June 30, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$191	0.8%	$31,649	0.60%
Owner-occupied, nonfarm nonresidential properties	3,714	11.9%	463,922	0.80%
Agricultural production and other loans to farmers	7	0.0%	1,097	0.64%
Commercial and Industrial [1]	9,555	19.4%	759,417	1.26%
Obligations (other than securities and leases) of states and political subdivisions	1,665	3.7%	143,488	1.16%
Other loans	167	0.4%	14,524	1.15%
Other construction loans and all land development and other land loans	2,328	8.7%	341,399	0.68%
Multifamily (5 or more) residential properties	2,277	5.5%	212,561	1.07%
Non-owner occupied, nonfarm nonresidential properties	6,748	18.8%	734,580	0.92%
1-4 Family Construction	236	1.0%	40,990	0.58%
Home equity lines of credit	1,353	3.0%	115,836	1.17%
Residential Mortgages secured by first liens	7,664	22.4%	875,974	0.87%
Residential Mortgages secured by junior liens	628	1.6%	62,212	1.01%
Other revolving credit plans	598	0.7%	28,768	2.08%
Automobile	242	0.5%	20,166	1.20%
Other consumer	2,704	1.3%	51,765	5.22%
Credit cards	110	0.3%	11,049	1.00%
Overdrafts	356	0.0%	356	100.00%
Total	$40,543	100.0%	$3,909,753	1.04%
Excluding PPP loans, net of deferred processing fees	$40,543		$3,907,466	1.04%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 are included in the Commercial and Industrial classification.

	December 31, 2021
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$151	0.7%	$23,768	0.64%
Owner-occupied, nonfarm nonresidential properties	3,339	12.0%	434,672	0.77%
Agricultural production and other loans to farmers	9	0.0%	1,379	0.65%
Commercial and Industrial [1]	8,837	19.5%	708,989	1.25%
Obligations (other than securities and leases) of states and political subdivisions	1,649	3.9%	140,887	1.17%
Other loans	149	0.4%	13,979	1.07%
Other construction loans and all land development and other land loans	2,198	8.2%	298,869	0.74%
Multifamily (5 or more) residential properties	2,289	5.9%	216,143	1.06%
Non-owner occupied, nonfarm nonresidential properties	6,481	18.2%	663,062	0.98%
1-4 Family Construction	158	1.0%	37,822	0.42%
Home equity lines of credit	1,169	2.9%	104,517	1.12%
Residential Mortgages secured by first liens	6,943	22.7%	826,729	0.84%
Residential Mortgages secured by junior liens	546	1.6%	56,689	0.96%
Other revolving credit plans	528	0.7%	26,536	1.99%
Automobile	263	0.6%	20,862	1.26%
Other consumer	2,546	1.4%	49,676	5.13%
Credit cards	92	0.3%	9,935	0.93%
Overdrafts	241	0.0%	278	86.69%
Total	$37,588	100.0%	$3,634,792	1.03%
Excluding PPP loans, net of deferred processing fees	$37,588		$3,589,589	1.05%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of total loans receivable was 1.04% as of June 30, 2022, compared to 1.03% as of December 31, 2021.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three and six months ended June 30, 2022, the allowance for credit losses increased primarily due to the growth in the Corporation's loan portfolio, including growth in the Corporation’s newly established regions. This increase was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of June 30, 2022 and December 31, 2021, as well as the nature and scope of loans modified in a TDR during 2022 and 2021 and the related effect on provision for credit expense and allowance for credit losses.

Additional information related to provision for credit loss expense and net charge-offs and recoveries at June 30, 2022 and 2021 is presented in the tables below.

	For the Three Months Ended June 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$5	$0	$32,530	0.00%
Owner-occupied, nonfarm nonresidential properties	117	2	470,087	0.00%
Agricultural production and other loans to farmers	(3)	0	1,263	0.00%
Commercial and Industrial	466	(1)	758,425	0.00%
Obligations (other than securities and leases) of states and political subdivisions	(163)	0	147,551	0.00%
Other loans	24	0	14,222	0.00%
Other construction loans and all land development and other land loans	278	0	326,727	0.00%
Multifamily (5 or more) residential properties	41	0	224,514	0.00%
Non-owner occupied, nonfarm nonresidential properties	337	0	690,368	0.00%
1-4 Family Construction	26	0	41,187	0.00%
Home equity lines of credit	170	2	112,448	0.01%
Residential Mortgages secured by first liens	759	0	847,161	0.00%
Residential Mortgages secured by junior liens	76	0	59,594	0.00%
Other revolving credit plans	42	9	27,436	0.13%
Automobile	(6)	(6)	20,237	(0.12)%
Other consumer	485	(350)	50,687	(2.77)%
Credit cards	48	(41)	11,868	(1.39)%
Overdrafts	203	(94)	257	(146.71)%
Total	$2,905	$(479)	$3,836,562	(0.05)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	For the Six Months Ended June 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$40	$0	$31,315	0.00%
Owner-occupied, nonfarm nonresidential properties	387	(12)	459,095	(0.01)%
Agricultural production and other loans to farmers	(2)	0	1,321	0.00%
Commercial and Industrial	712	6	738,541	0.00%
Obligations (other than securities and leases) of states and political subdivisions	16	0	146,500	0.00%
Other loans	18	0	14,018	0.00%
Other construction loans and all land development and other land loans	130	0	314,260	0.00%
Multifamily (5 or more) residential properties	(12)	0	219,810	0.00%
Non-owner occupied, nonfarm nonresidential properties	267	0	674,195	0.00%
1-4 Family Construction	78	0	40,134	0.00%
Home equity lines of credit	174	10	109,553	0.02%
Residential Mortgages secured by first liens	756	(35)	837,485	(0.01)%
Residential Mortgages secured by junior liens	82	0	58,080	0.00%
Other revolving credit plans	81	(11)	27,002	(0.08)%
Automobile	(8)	(13)	20,298	(0.13)%
Other consumer	887	(729)	49,804	(2.95)%
Credit cards	69	(51)	11,485	(0.90)%
Overdrafts	287	(172)	253	(137.10)%
Total	$3,962	$(1,007)	$3,753,149	(0.05)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	For the Three Months Ended June 30, 2021
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(100)	$0	$21,131	0.00%
Owner-occupied, nonfarm nonresidential properties	(58)	3	425,394	0.00%
Agricultural production and other loans to farmers	(16)	0	2,899	0.00%
Commercial and Industrial	832	1	698,819	0.00%
Obligations (other than securities and leases) of states and political subdivisions	860	(250)	134,792	(0.74)%
Other loans	44	0	12,360	0.00%
Other construction loans and all land development and other land loans	358	0	230,744	0.00%
Multifamily (5 or more) residential properties	(440)	0	225,194	0.00%
Non-owner occupied, nonfarm nonresidential properties	(1,164)	0	613,750	0.00%
1-4 Family Construction	43	0	29,316	0.00%
Home equity lines of credit	184	2	104,492	0.01%
Residential Mortgages secured by first liens	889	(41)	784,354	(0.02)%
Residential Mortgages secured by junior liens	184	0	54,386	0.00%
Other revolving credit plans	(54)	(14)	25,569	(0.22)%
Automobile	56	3	23,213	0.05%
Other consumer	227	(199)	40,829	(1.95)%
Credit cards	39	(36)	8,717	(1.66)%
Overdrafts	83	(83)	192	(173.39)%
Total	$1,967	$(614)	$3,436,151	(0.07)%

	For the Six Months Ended June 30, 2021
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(97)	$0	$22,774	0.00%
Owner-occupied, nonfarm nonresidential properties	(294)	(526)	424,477	(0.25)%
Agricultural production and other loans to farmers	(12)	0	2,932	0.00%
Commercial and Industrial	1,129	(50)	683,078	(0.01)%
Obligations (other than securities and leases) of states and political subdivisions	1,577	(250)	136,182	(0.37)%
Other loans	49	0	12,221	0.00%
Other construction loans and all land development and other land loans	408	0	217,684	0.00%
Multifamily (5 or more) residential properties	(410)	0	225,519	0.00%
Non-owner occupied, nonfarm nonresidential properties	1,504	0	619,502	0.00%
1-4 Family Construction	28	0	27,422	0.00%
Home equity lines of credit	42	2	106,478	0.00%
Residential Mortgages secured by first liens	(103)	(38)	780,724	(0.01)%
Residential Mortgages secured by junior liens	167	0	53,771	0.00%
Other revolving credit plans	(30)	(18)	25,359	(0.14)%
Automobile	111	(2)	24,076	(0.02)%
Other consumer	(94)	(466)	40,401	(2.33)%
Credit cards	63	(61)	8,497	(1.45)%
Overdrafts	51	(112)	202	(111.81)%
Total	$4,089	$(1,521)	$3,411,299	(0.09)%

Provision for credit losses was $2.9 million and $4.5 million for the three and six months ended June 30, 2022, respectively, compared to $2.0 million and $4.1 million for June 30, 2021, respectively. The increase in provision for the three months ended June 30, 2022 was primarily due to the growth in commercial loans. Included in the provision for credit losses for the six months ended June 30, 2022 was $586 thousand related to the allowance for unfunded commitments compared to zero for the six months ended June 30, 2021.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	June 30, 2022	December 31, 2021	Percentage change 2022 vs. 2021
Demand, noninterest-bearing	$851,172	$792,086	7.5%
Demand, interest-bearing	1,147,376	1,079,336	6.3%
Savings deposits	2,398,995	2,457,745	(2.4)%
Time deposits	304,277	386,452	(21.3)%
Total deposits	$4,701,820	$4,715,619	(0.3)%

At June 30, 2022, total deposits were $4.7 billion, reflecting a decrease of $13.8 million, or 0.3%, from December 31, 2021. During the same time frame, while noninterest-bearing deposits increased approximately $59.1 million, or 7.5%, total interest-bearing deposits decreased approximately $72.9 million, or 1.9%, from December 31, 2021.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended June 30,
	2022		2021
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$839,009		$712,725
Demand, interest-bearing	1,105,651	0.17%	975,354	0.20%
Savings deposits	2,426,518	0.17%	2,302,496	0.26%
Time deposits	324,370	1.19%	446,896	1.90%
Total	$4,695,548		$4,437,471

	Six Months Ended June 30,
	2022		2021
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$822,007		$682,649
Demand, interest-bearing	1,076,240	0.17%	941,016	0.20%
Savings deposits	2,447,111	0.18%	2,251,818	0.26%
Time deposits	341,826	1.25%	459,863	1.97%
Total	$4,687,184		$4,335,346

The following table presents additional information about our June 30, 2022 and December 31, 2021 deposits:

	June 30, 2022	December 31, 2021
Time deposits not covered by deposit insurance	$53,860	$68,562
Total deposits not covered by deposit insurance	1,729,213	1,711,676

Scheduled maturities of time deposits not covered by deposit insurance at June 30, 2022 were as follows:

June 30, 2022
3 months or less	$4,669
Over 3 through 6 months	28,632
Over 6 through 12 months	6,037
Over 12 months	14,522
Total	$53,860

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

At June 30, 2022, the Corporation’s cash and cash equivalents position was approximately $284.2 million, including liquidity of $217.8 million held at the Federal Reserve, reflecting, in management's view, a strong liquidity level. In addition to its cash position, the Corporation’s borrowing capacity with the FHLB at June 30, 2022 was approximately $1.0 billion.

Shareholders’ Equity, Capital Ratios and Metrics

As of June 30, 2022, the Corporation’s total shareholders’ equity was $423.6 million, representing a decrease of $19.3 million, or 4.3%, from December 31, 2021, mostly due to a decrease in accumulated other comprehensive income, resulting primarily from the temporary unrealized reduction in the value of the available-for-sale investment portfolio. The decrease in accumulated other comprehensive income exceeded the amount added to retained during the six months ended June 30, 2022.

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

As of June 30, 2022 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels. The Corporation’s capital ratios and book value per common share at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Total risk-based capital ratio	14.23%	14.92%
Tier 1 risk based ratio	11.25%	11.79%
Common equity tier 1 ratio	9.30%	9.65%
Tier 1 leverage ratio	8.53%	8.22%
Tangible common equity/tangible assets (1)	6.12%	6.45%
Book value per common share	$21.70	$22.85
Tangible book value per common share (1)	$19.08	$20.22
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

AVERAGE BALANCES, INTEREST RATES AND YIELDS

The loans receivable categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans receivable. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 4, "Loans Receivable and Allowance for Credit Losses," for more information about pooling of loans receivable for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended June 30, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	June 30, 2022			June 30, 2021
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$793,598	1.75%	$3,623	$591,968	1.73%	$2,514
Tax-exempt (1) (2) (4)	37,719	2.87%	284	42,876	3.29%	337
Equity securities (1) (2)	7,852	1.89%	37	7,550	2.71%	51
Total securities (4)	839,169	1.80%	3,944	642,394	1.84%	2,902
Loans receivable:
Commercial (2) (3)	1,424,078	4.66%	16,558	1,295,395	4.72%	15,247
Mortgage (2) (3) (5)	2,301,999	4.55%	26,096	2,042,236	4.55%	23,145
Consumer (3)	110,485	10.23%	2,819	98,520	9.68%	2,377
Total loans receivable (3)	3,836,562	4.75%	45,473	3,436,151	4.76%	40,769
Other earning assets	291,866	0.87%	630	656,115	0.10%	165
Total earning assets	4,967,597	4.01%	$50,047	4,734,660	3.72%	$43,836
Noninterest-bearing assets:
Cash and due from banks	49,307			45,659
Premises and equipment	88,472			78,130
Other assets	225,358			195,865
Allowance for credit losses	(38,747)			(36,580)
Total non interest-bearing assets	324,390			283,074
TOTAL ASSETS	$5,291,987			$5,017,734
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$1,105,651	0.17%	$480	$975,354	0.20%	$483
Savings	2,426,518	0.17%	1,048	2,302,496	0.26%	1,473
Time	324,370	1.19%	959	446,896	1.90%	2,116
Total interest-bearing deposits	3,856,539	0.26%	2,487	3,724,746	0.44%	4,072
Finance lease liabilities	437	4.59%	5	517	4.65%	6
Subordinated notes and debentures	104,394	3.64%	948	98,953	4.64%	1,145
Total interest-bearing liabilities	3,961,370	0.35%	$3,440	3,824,216	0.55%	$5,223
Demand—noninterest-bearing	839,009			712,725
Other liabilities	66,158			56,259
Total liabilities	4,866,537			4,593,200
Shareholders’ equity	425,450			424,534
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,291,987			$5,017,734
Interest income/Earning assets		4.01%	$50,047		3.72%	$43,836
Interest expense/Interest-bearing liabilities		0.35%	3,440		0.55%	5,223
Net interest spread		3.66%	$46,607		3.17%	$38,613
Interest income/Earning assets		4.01%	50,047		3.72%	43,836
Interest expense/Earning assets		0.28%	3,440		0.44%	5,223
Net interest margin (fully tax-equivalent)		3.73%	$46,607		3.28%	$38,613

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended June 30, 2022 and 2021 was $306 thousand and $308 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended June 30, 2022 and 2021 was $(37.5) million and $9.2 million, respectively.
(5) Includes loans held for sale

The following table presents average balances of certain measures of our financial condition and net interest margin for the six months ended June 30, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended,
	June 30, 2022			June 30, 2021
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$776,683	1.77%	$7,024	$576,999	1.79%	$5,027
Tax-exempt (1) (2) (4)	37,653	2.94%	559	44,015	3.70%	773
Equity securities (1) (2)	7,894	2.02%	79	7,475	5.72%	212
Total securities (4)	822,230	1.83%	7,662	628,489	1.97%	6,012
Loans receivable:
Commercial (2) (3)	1,390,790	4.68%	32,254	1,281,664	4.93%	31,323
Mortgage (2) (3) (5)	2,253,517	4.51%	50,388	2,031,100	4.57%	46,042
Consumer (3)	108,842	10.19%	5,498	98,535	9.75%	4,764
Total loans receivable (3)	3,753,149	4.74%	88,140	3,411,299	4.86%	82,129
Other earning assets	399,585	0.43%	843	582,511	0.11%	313
Total earning assets	4,974,964	3.90%	$96,645	4,622,299	3.87%	$88,454
Noninterest-bearing assets:
Cash and due from banks	49,612			46,091
Premises and equipment	86,112			78,427
Other assets	219,560			189,216
Allowance for credit losses	(38,397)			(35,905)
Total noninterest-bearing assets	316,887			277,829
TOTAL ASSETS	$5,291,851			$4,900,128
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$1,076,240	0.17%	$918	$941,016	0.20%	$921
Savings	2,447,111	0.18%	2,163	2,251,818	0.26%	2,942
Time	341,826	1.25%	2,112	459,863	1.97%	4,489
Total interest-bearing deposits	3,865,177	0.27%	5,193	3,652,697	0.46%	8,352
Finance lease liabilities	448	4.50%	10	527	4.59%	12
Subordinated notes and debentures	104,356	3.62%	1,874	84,787	4.85%	2,033
Total interest-bearing liabilities	3,969,981	0.36%	$7,077	3,738,011	0.56%	$10,397
Demand—noninterest-bearing	822,007			682,649
Other liabilities	66,110			56,996
Total liabilities	4,858,098			4,477,656
Shareholders’ equity	433,753			422,472
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,291,851			$4,900,128
Interest income/Earning assets		3.90%	$96,645		3.87%	$88,454
Interest expense/Interest-bearing liabilities		0.36%	7,077		0.56%	10,397
Net interest spread		3.54%	$89,568		3.31%	$78,057
Interest income/Earning assets		3.90%	96,645		3.87%	88,454
Interest expense/Earning assets		0.29%	7,077		0.45%	10,397
Net interest margin (fully tax-equivalent)		3.61%	$89,568		3.42%	$78,057

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the six months ended June 30, 2022 and 2021 was $650 thousand and $631 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the six months ended June 30, 2022 and 2021 was $(24.1) million and $13.2 million, respectively.
(5) Includes loans held for sale

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended June 30, 2022 and 2021:

Net Interest Income Rate-Volume Variance	For Three Months Ended June 30, 2022 over (under) 2021 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$1,079	$30	$1,109
Tax-exempt (2)	(8)	(45)	(53)
Equity securities (2)	1	(15)	(14)
Total securities	1,072	(30)	1,042
Loans receivable:
Commercial (2)	1,505	(194)	1,311
Mortgage (2) (3)	2,951	0	2,951
Consumer	307	135	442
Total loans receivable	4,763	(59)	4,704
Other earning assets	(795)	1,260	465
Total Earning Assets	$5,040	$1,171	$6,211

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$70	$(73)	$(3)
Savings	92	(517)	(425)
Time	(366)	(791)	(1,157)
Total interest-bearing deposits	(204)	(1,381)	(1,585)
Finance lease liabilities	(1)	0	(1)
Subordinated debentures	50	(247)	(197)
Total Interest-Bearing Liabilities	$(155)	$(1,628)	$(1,783)

Change in Net Interest Income	$5,195	$2,799	$7,994

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended June 30, 2022.
(3) Includes loans held for sale

The following table presents the change in net interest income for the six months ended June 30, 2022 and 2021:

Net Interest Income Rate-Volume Variance	For Six Months Ended June 30, 2022 over (under) 2021 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$2,054	$(57)	$1,997
Tax-exempt (2)	(48)	(166)	(214)
Equity securities (2)	4	(137)	(133)
Total securities	2,010	(360)	1,650
Loans receivable:
Commercial (2)	2,520	(1,589)	931
Mortgage (2) (3)	4,950	(604)	4,346
Consumer	519	215	734
Total loans receivable	7,989	(1,978)	6,011
Other earning assets	(394)	924	530
Total Earning Assets	$9,605	$(1,414)	$8,191

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$137	$(140)	$(3)
Savings	114	(893)	(779)
Time	(735)	(1,642)	(2,377)
Total interest-bearing deposits	(484)	(2,675)	(3,159)
Finance lease liabilities	(2)	0	(2)
Subordinated debentures	358	(517)	(159)
Total Interest-Bearing Liabilities	$(128)	$(3,192)	$(3,320)

Change in Net Interest Income	$9,733	$1,778	$11,511

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the six months ended June 30, 2022.
(3) Includes loans held for sale

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 and 2021

OVERVIEW

Net income available to common shareholders was $14.4 million, or $0.85 per diluted share, for the three months ended June 30, 2022, compared to $12.9 million, or $0.76 per diluted share, for the three months ended June 30, 2021, reflecting increases of $1.4 million, or 11.2%, and $0.09 per diluted share, or 11.8%, respecitvely. Earnings for the quarter ended June 30, 2022 benefited primarily from growth in commercial loans and investment securities, stable credit quality, and an asset sensitive balance sheet supporting increased net interest income in the current rising rate environment.

Annualized return on average equity was 14.55% for the three months ended June 30, 2022, compared to 13.22% for the three months ended June 30, 2021. Annualized return on average tangible common equity, a non-GAAP measure, was 17.81% for the three months ended June 30, 2022, compared to 16.06% for the comparable period in 2021.

The efficiency ratio, a non-GAAP measure, was 59.47% for the three months ended June 30, 2022, compared to 57.91% for the three months ended June 30, 2021. The increase for the 2022 period was primarily as a result of expected increasing costs associated with the Corporation’s expanding franchise investments into the Cleveland and Southwest Virginia markets, coupled with its continued strategic investments in technologies focused on customer sales management, while expanding and improving customer connectivity capabilities.

NET INTEREST INCOME

Net interest income of $46.3 million for the three months ended June 30, 2022 increased $8.0 million, or 20.9%, from the three months ended June 30, 2021, primarily as a result of loan growth and the net benefit of higher interest rates. Included in net interest income were PPP-related fees, which totaled approximately $559 thousand for the three months ended June 30, 2022, compared to $1.6 million for the three months ended June 30, 2021.

Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.73% and 3.28% for the three months ended June 30, 2022 and 2021, respectively.

The yield on earning assets of 4.01% for the three months ended June 30, 2022 increased 29 basis points from 3.72% for the three months ended June 30, 2021, primarily as a result of the Corporation redeploying excess cash at the Federal Reserve to investment securities and loan growth. Net interest income also reflected the net benefit of higher interest rates, partially offset by lower PPP-related fees in 2022 compared to 2021. The cost of interest-bearing liabilities decreased 20 basis points from 0.55% for the three months ended June 30, 2021 to 0.35% for the three months ended June 30, 2022, primarily as a result of the Corporation’s targeted deposit rate reductions.

PROVISION FOR CREDIT LOSSES

Provision for credit losses was $2.9 million for the three months ended June 30, 2022, compared to $2.0 million for the three months ended June 30, 2021. The increase in provision for the three months ended June 30, 2022 was primarily due to the growth in commercial loans. For the three months ended June 30, 2022, net loan charge-offs were $479 thousand, or 0.05% (annualized) of average total loans receivable including loans held for sale, compared to $614 thousand, or 0.07% (annualized), during the three months ended June 30, 2021. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in for the three months ended June 30, 2022 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2022.

NON-INTEREST INCOME

Total non-interest income was $8.1 million for the three months ended June 30, 2022, representing an increase of $289 thousand, or 3.7%, from the same period in 2021. The increase was primarily comprised of a $508 thousand increase in income from charges on deposits and an $886 thousand increase in bank owned life insurance mostly due to an $830 thousand gain resulting from death benefit proceeds. These increases were partially offset by a $991 thousand increase in unrealized losses on equity securities and a $244 thousand decrease in mortgage banking activity.

NON-INTEREST EXPENSE

For the three months ended June 30, 2022, total non-interest expense was $32.6 million, reflecting an increase of $5.6 million, or 20.9%, from the three months ended June 30, 2021. The second quarter of 2022 included the expenses related to expanding the Corporation's remote workforce and additional personnel in the Corporation's growth regions of Cleveland and Southwest Virginia, as well as increased investments in technology aimed at enhancing both customer experience and the Corporation’s sales management. Also, included in the second quarter of 2022 is approximately $1.3 million in accelerated retirement benefit expenses related to a pending executive retirement, coupled with additional personnel costs primarily from increased incentive compensation accruals related to a higher financial performance level.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2022 and 2021

OVERVIEW

Net income available to common was $28.5 million, or $1.69 per diluted share, for the six months ended June 30, 2022, compared to $26.0 million, or $1.54 per diluted share, for the six months ended June 30, 2021, reflecting increases of $2.5 million, or 9.7%, and $0.15 per diluted share, or 9.7%, respectively.

Annualized Return on average equity was 14.26% for the six months ended June 30, 2022, compared to 13.45% for the six months ended June 30, 2021. Annualized return on average tangible common equity, a non-GAAP measure, was 17.34% for the six months ended June 30, 2022, compared to 16.38% for the comparable period in 2021.

The efficiency ratio, a non-GAAP measure, was 59.99% for the six months ended June 30, 2022, compared to 58.04% for the six months ended June 30, 2021. The increase for the 2022 period was primarily a result of the same drivers as previously discussed in the "Results from Operations for the three months ended June 30, 2022 and 2021."

NET INTEREST INCOME

Net interest income of $88.9 million for the six months ended June 30, 2022 increased $11.5 million, or 14.8%, from the six months ended June 30, 2021, primarily as a result of loan growth and the benefits of higher interest rates in 2022 from variable-rate loans and growth in the investment portfolio. Included in net interest income were PPP-related fees, which totaled approximately $1.8 million for the six months ended June 30, 2022, compared to $4.4 million for the six months ended June 30, 2021.

Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.61% and 3.42% for the six months ended June 30, 2022 and 2021, respectively.

The yield on earning assets of 3.90% for the six months ended June 30, 2022 increased 3 basis points from 3.87% for the six months ended June 30, 2021, primarily as a result of the Corporation redeploying excess cash at the Federal Reserve to investment securities and loan growth. Net interest income also reflected the net benefit of higher interest rates, partially offset by lower PPP-related fees in 2022 compared to 2021. The cost of interest-bearing liabilities decreased 20 basis points from 0.56% for the six months ended June 30, 2021 to 0.36% for the six months ended June 30, 2022, primarily as a result of the Corporation’s targeted deposit rate reductions.

PROVISION FOR CREDIT LOSSES

Provision for credit losses was $4.5 million for the six months ended June 30, 2022, compared to $4.1 million for the six months ended June 30, 2021. The increase in provision for the six months ended June 30, 2022 was primarily due to the growth in commercial loans. Included in the provision for credit losses for the six months ended June 30, 2022 was $586 thousand related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the six months ended June 30, 2021. For the six months ended June 30, 2022, net loan charge-offs were $1.0 million, or 0.05% (annualized) of average total loans receivable including loans held for sale, compared to $1.5 million, or 0.09% (annualized), during the six months ended June 30, 2021. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in for the six months ended June 30, 2022 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2022.

NON-INTEREST INCOME

Total non-interest income was $17.8 million for the six months ended June 30, 2022, representing an increase of $1.7 million, or 10.6%, from the same period in 2021. Included in non-interest income for the six months ended June 30, 2022 was $651 thousand in net realized gains on available-for-sale securities. Excluding the impact of the realized gains on available-for-sale securities, a non-GAAP measure, for the six months ended June 30, 2022, total non-interest income increased $1.1 million or 6.5%, from the same period in 2021. During the six months ended June 30, 2022, Wealth and Asset Management fees increased $299 thousand, or 9.1%, compared to the six months ended June 30, 2021. Other notable increases during the six months ended June 30, 2022 included increased income from charges on deposits and pass through income from small business investment companies ("SBIC"). These were partially offset by unrealized losses on equity securities and decreased mortgage banking activity.

NON-INTEREST EXPENSE

For the six months ended June 30, 2022, total non-interest expense was $64.5 million, reflecting an increase of $9.7 million, or 17.8%, from the six months ended June 30, 2021, primarily as a result of the same drivers as previously discussed in the "Results from Operations for the three months ended June 30, 2022 and 2021."

INCOME TAX EXPENSE

Income tax expense was $7.0 million, representing an 18.5% effective tax rate, and $6.5 million, representing an 18.7% effective tax rate, for the six months ended June 30, 2022 and 2021, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Corporation enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. For further information, see Note 8, "Off-Balance Sheet Commitments and Contingencies," in the in the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans) of the 2021 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses and loans receivable. There have been no other significant changes in the application of accounting policies since December 31, 2021.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	June 30,	December 31,
	2022	2021
Calculation of tangible book value per common share and tangible common equity/tangible assets:
Shareholders' equity	$423,588	$442,847
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	410	460
Tangible common equity	$321,644	$340,853

Total assets	$5,299,315	$5,328,939
Less: goodwill	43,749	43,749
Less: core deposit intangible	410	460
Tangible assets	$5,255,156	$5,284,730

Ending common shares outstanding	16,859,586	16,855,062

Tangible book value per common share	$19.08	$20.22
Tangible common equity/Tangible assets	6.12%	6.45%

	(unaudited)
	June 30,	December 31,
	2022	2021
Calculation of allowance / loans receivable, net of PPP-related loans:
Total allowance for credit losses	$40,543	$37,588

Total loans receivable	$3,909,753	$3,634,792
Less: PPP-related loans	2,287	45,203
Adjusted total loans receivable, net of PPP-related loans (non-GAAP)	$3,907,466	$3,589,589

Adjusted allowance / total loans receivable, net of PPP-related loans (non-GAAP)	1.04%	1.05%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Calculation of efficiency ratio:
Non-interest expense	$32,609	$26,965	$64,501	$54,769
Less: core deposit intangible amortization	25	28	50	56
Adjusted non-interest expense (non-GAAP)	$32,584	$26,937	$64,451	$54,713

Non-interest income	$8,146	$7,857	$17,800	$16,096

Net interest income	$46,301	$38,305	$88,918	$77,426
Less: tax exempt investment and loans receivable income, net of TEFRA (non-GAAP)	1,208	1,221	2,535	2,525
Add: tax exempt investment and loans receivable income (non-GAAP) (tax-equivalent)	1,549	1,576	3,252	3,265
Adjusted net interest income (non-GAAP)	46,642	38,660	89,635	78,166
Adjusted net revenue (non-GAAP) (tax-equivalent)	$54,788	$46,517	$107,435	$94,262
Efficiency ratio	59.47%	57.91%	59.99%	58.04%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Calculation of net interest margin:
Interest income	$49,741	$43,528	$95,995	$87,823
Interest expense	3,440	5,223	7,077	10,397
Net interest income	$46,301	$38,305	$88,918	$77,426

Average total earning assets	$4,967,597	$4,734,660	$4,974,964	$4,622,299

Net interest margin (annualized)	3.74%	3.25%	3.60%	3.38%

Calculation of net interest margin (fully tax-equivalent basis):
Interest income	$49,741	$43,528	$95,995	$87,823
Tax-equivalent adjustment (non-GAAP)	306	308	650	631
Adjusted interest income (fully tax-equivalent basis) (non-GAAP)	50,047	43,836	96,645	88,454
Interest expense	3,440	5,223	7,077	10,397
Net interest income (fully tax-equivalent basis) (non-GAAP)	$46,607	$38,613	$89,568	$78,057

Average total earning assets	$4,967,597	$4,734,660	$4,974,964	$4,622,299
Less: average mark to market adjustment on investments (non-GAAP)	(37,519)	9,238	(24,101)	13,246
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,005,116	$4,725,422	$4,999,065	$4,609,053

Net interest margin (fully tax-equivalent basis) (non-GAAP) (annualized)	3.73%	3.28%	3.61%	3.42%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Calculation of PPNR: (1)
Net interest income	$46,301	$38,305	$88,918	$77,426
Add: Non-interest income	8,146	7,857	17,800	16,096
Less: Non-interest expense	32,609	26,965	64,501	54,769
PPNR (non-GAAP)	$21,838	$19,197	$42,217	$38,753

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Calculation of return on average tangible common equity:
Net income available to common stockholders	$14,363	$12,915	$28,533	$26,021
Average tangible common shareholders' equity	323,490	322,471	331,780	320,395
Return on average tangible common equity (non-GAAP) (annualized)	17.81%	16.06%	17.34%	16.38%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Calculation of non-interest income excluding net realized gains on available-for-sale securities:
Non-interest income	$8,146	$7,857	$17,800	$16,096
Less: net realized gains on available-for-sale securities	0	0	651	0
Adjusted non-interest income	$8,146	$7,857	$17,149	$16,096

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2022 and December 31, 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

	% Change in Net Interest Income
	June, 30, 2022	December 31, 2021
+400 basis points	16.5%	24.6%
+300 basis points	13.2%	18.0%
+200 basis points	10.5%	12.4%
+100 basis points	7.4%	6.3%
-100 basis points	(6.2)%	(6.3)%
-200 basis points	(11.8)%	(10.7)%

At June 30, 2022, the Corporation has approximately $1.9 billion in outstanding loans receivable balances that are rate sensitive over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2022	0	$0	0	96,606
May 1 – 31, 2022	0	0	0	96,606
June 1 – 30, 2022	0	0	0	500,000

(1) On May 17, 2022, the Corporation's Board of Directors authorized the repurchase of up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, are authorized to be made during the period beginning on June 2, 2022 (the date on which the Company received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023 through open market purchases, privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice

Additionally, during the quarter ended June 30, 2022, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 4, 2022	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 4, 2022	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)