Form 10-Q
period 2022-09-30
CNB FINANCIAL CORP/PA
filed 2022-11-02
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of November 2, 2022:
COMMON STOCK, NO PAR VALUE PER SHARE: 21,120,346 SHARES

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

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) changes in general business, industry or economic conditions or competition; (ii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (iii) adverse changes or conditions in capital and financial markets; (iv) changes in interest rates and rising inflation; (v) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vi) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (vii) changes in the quality or composition of our loan and investment portfolios; (viii) adequacy of loan loss reserves; (ix) increased competition; (x) loss of certain key officers; (xi) deposit attrition; (xii) rapidly changing technology; (xiii) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xiv) changes in the cost of funds, demand for loan products or demand for financial services; (xv) adverse effects of the novel coronavirus, or COVID-19, pandemic or other public health crises on the financial condition, results of operations, cash flows and performance of CNB, our customers and the global economy and financial markets; and (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$51,178	$42,440
Interest-bearing deposits with Federal Reserve	153,156	684,306
Interest-bearing deposits with other financial institutions	5,462	5,452
Total cash and cash equivalents	209,796	732,198
Debt securities available-for-sale, at fair value (amortized cost of $443,516 and $698,085, respectively)	378,236	697,191
Debt securities held-to-maturity, at amortized cost (fair value $369,102 and $0, respectively)	408,209	0
Equity securities	9,235	10,366
Loans held for sale	624	849
Loans receivable
PPP loans, net of deferred processing fees	462	45,203
Syndicated loans	152,783	125,761
Loans	3,871,420	3,463,828
Total loans receivable	4,024,665	3,634,792
Less: allowance for credit losses	(41,269)	(37,588)
Net loans receivable	3,983,396	3,597,204
FHLB and other restricted stock holdings and investments	23,923	23,276
Premises and equipment, net	65,961	61,659
Operating lease right-of-use assets	28,004	19,928
Bank owned life insurance	101,974	99,719
Mortgage servicing rights	1,860	1,664
Goodwill	43,749	43,749
Core deposit intangible, net	386	460
Accrued interest receivable and other assets	61,993	40,676
Total Assets	$5,317,346	$5,328,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$867,662	$792,086
Interest-bearing demand deposits	1,055,367	1,079,336
Savings	2,376,694	2,457,745
Certificates of deposit	324,088	386,452
Total deposits	4,623,811	4,715,619
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	83,888	83,661
Operating lease liabilities	29,366	21,159
Accrued interest payable and other liabilities	43,533	45,033
Total liabilities	4,801,218	4,886,092
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at September 30, 2022 and December 31, 2021	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at September 30, 2022 and 16,978,057 at December 31, 2021	0	0
Additional paid in capital	221,326	127,351
Retained earnings	295,803	260,582
Treasury stock, at cost (114,919 shares at September 30, 2022 and 122,995 shares December 31, 2021)	(2,975)	(2,477)
Accumulated other comprehensive loss	(55,811)	(394)
Total shareholders’ equity	516,128	442,847
Total Liabilities and Shareholders’ Equity	$5,317,346	$5,328,939

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$50,552	$39,573	$136,368	$116,876
Processing fees on PPP loans	74	2,447	1,870	6,817
Securities:
Taxable	4,413	3,125	12,281	8,465
Tax-exempt	219	268	665	889
Dividends	40	35	109	224
Total interest and dividend income	55,298	45,448	151,293	133,271
INTEREST EXPENSE:
Deposits	4,408	3,433	9,601	11,785
Finance lease liabilities	5	6	15	18
Subordinated notes and debentures (includes $26, $73, $144 and $204 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	977	1,714	2,851	3,747
Total interest expense	5,390	5,153	12,467	15,550
NET INTEREST INCOME	49,908	40,295	138,826	117,721
PROVISION FOR CREDIT LOSS EXPENSE	1,091	1,100	5,639	5,189
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	48,817	39,195	133,187	112,532
NON-INTEREST INCOME:
Service charges on deposit accounts	1,872	1,595	5,400	4,389
Other service charges and fees	814	614	2,253	1,705
Wealth and asset management fees	1,870	1,734	5,456	5,021
Net realized gains on available-for-sale securities (includes $0, $0, $651 and $0 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	0	0	651	0
Net realized and unrealized gains (losses) on equity securities	(398)	7	(1,433)	477
Mortgage banking	298	844	1,065	2,615
Bank owned life insurance	694	558	2,778	2,002
Card processing and interchange income	1,975	1,958	5,776	5,871
Other non-interest income	834	1,104	3,813	2,430
Total non-interest income	7,959	8,414	25,759	24,510
NON-INTEREST EXPENSES:
Compensation and benefits	18,901	15,351	52,660	43,442
Net occupancy expense	3,375	2,950	9,940	9,154
Technology expense	4,552	2,894	11,948	8,452
State and local taxes	1,036	1,050	3,121	3,096
Legal, professional, and examination fees	1,019	735	3,032	2,785
Advertising	709	488	1,866	1,318
FDIC insurance premiums	709	647	2,142	1,820
Dues and subscriptions	476	602	1,610	1,501
Card processing and interchange expenses	1,201	728	3,486	2,816
Other non-interest expenses	4,122	3,754	10,796	9,584
Total non-interest expenses	36,100	29,199	100,601	83,968
INCOME BEFORE INCOME TAXES	20,676	18,410	58,345	53,074
INCOME TAX EXPENSE (includes $(7), $(15), $106 and $(43) income tax expense from reclassification items, respectively)	4,051	3,503	11,037	9,996
NET INCOME	16,625	14,907	47,308	43,078
PREFERRED STOCK DIVIDENDS	1,076	1,076	3,226	3,226
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,549	$13,831	$44,082	$39,852

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.90	$0.82	$2.59	$2.36
Diluted Earnings Per Common Share	$0.90	$0.82	$2.59	$2.36
Cash Dividends Declared	$0.175	$0.170	$0.525	$0.510
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$16,625	$14,907	$47,308	$43,078
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized gain (loss) on interest rate swaps, net of tax $(19), $1, $(79) and $(7), respectively	69	(5)	297	26
Reclassification adjustment for losses recognized in earnings, net of tax $(7), $(15), $(31) and $(43), respectively	19	58	113	161
	88	53	410	187
Net change in debt securities:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax of $3,945, $970, $14,881 and $2,903, respectively	(14,838)	(3,660)	(55,984)	(10,924)
Amortization of unrealized gains from held-to-maturity securities, net of tax of $(80), $0, $(178) and $0, respectively	300	0	671	0
Reclassification adjustment for realized losses included in net income, net of tax of $0, $0, $137 and $0, respectively	0	0	(514)	0
	(14,538)	(3,660)	(55,827)	(10,924)
Other comprehensive income (loss)	(14,450)	(3,607)	(55,417)	(10,737)
COMPREHENSIVE INCOME (LOSS)	$2,175	$11,300	$(8,109)	$32,341

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, July 1, 2022	$57,785	$126,986	$283,204	$(3,026)	$(41,361)	$423,588
Net income			16,625			16,625
Other comprehensive loss					(14,450)	(14,450)
Forfeiture of restricted stock award grants (112 shares)		3		(3)		0
Restricted stock award grants (664 shares)		(10)		10		0
Stock-based compensation expense		256				256
Issuance of common stock, net of issuance costs (4,257,446 shares)		94,051				94,051
Contribution of treasury stock (3,000 shares)		(44)		44		0
Stock-based contribution expense		84				84
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.175 per common share)			(2,950)			(2,950)
Balance, September 30, 2022	$57,785	$221,326	$295,803	$(2,975)	$(55,811)	$516,128

Balance, July 1, 2021	$57,785	$126,875	$239,017	$(1,672)	$7,944	$429,949
Net income			14,907			14,907
Other comprehensive gain					(3,607)	(3,607)
Restricted stock award grants (2,203 shares)		(57)		57		0
Stock-based compensation expense		312				312
Contribution of treasury stock (3,000 shares)		(81)		81		0
Stock-based contribution expense		75				75
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (28 shares)				(1)		(1)
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.170 per common share)			(2,870)			(2,870)
Balance, September 30, 2021	$57,785	$127,124	$249,978	$(1,535)	$4,337	$437,689

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income			47,308			47,308
Other comprehensive loss					(55,417)	(55,417)
Forfeiture of restricted stock award grants (1,202 shares)		30		(30)		0
Restricted stock award grants (56,823 shares)		(986)		986		0
Performance based restricted stock award grants (11,895 shares)		(173)		173		0
Stock-based compensation expense		1,013				1,013
Contribution of treasury stock (3,000 shares)		(44)		44		0
Stock-based contribution expense		84				84
Issuance of common stock, net of issuance costs (4,257,446 shares)		94,051				94,051
Purchase of treasury stock (50,166 shares)				(1,342)		(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)				(203)		(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)				(126)		(126)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.525 per common share)			(8,861)			(8,861)
Balance, September 30, 2022	$57,785	$221,326	$295,803	$(2,975)	$(55,811)	$516,128

Balance, January 1, 2021	$57,785	$127,518	$218,727	$(2,967)	$15,074	$416,137
Net income			43,078			43,078
Other comprehensive loss					(10,737)	(10,737)
Forfeiture of restricted stock award grants (1,578 shares)		35		(35)		0
Restricted stock award grants (52,309 shares)		(1,285)		1,285		0
Performance based restricted stock award grants (10,587 shares)		(262)		262		0
Stock-based compensation expense		1,124				1,124
Contribution of treasury stock (3,000 shares)		(81)		81		0
Stock-based contribution expense		75				75
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,691 shares)				(141)		(141)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)				(20)		(20)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.51 per common share)			(8,601)			(8,601)
Balance, September 30, 2021	$57,785	$127,124	$249,978	$(1,535)	$4,337	$437,689

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,308	$43,078
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	5,639	5,189
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	5,256	5,075
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(2,246)	(1,251)
Net amortization of deferred costs on borrowings	227	101
Accretion of deferred PPP processing fees	(1,870)	(6,817)
Net realized gains on sales of available-for-sale securities	(651)	0
Net realized and unrealized (gains) losses on equity securities	1,433	(477)
Gain on sale of loans held for sale	(1,176)	(2,315)
Net losses on dispositions of premises and equipment and foreclosed assets	40	245
Proceeds from sale of loans receivable	25,435	67,739
Origination of loans held for sale	(30,838)	(69,311)
Income on bank owned life insurance	(1,895)	(1,548)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(883)	(454)
Restricted stock compensation expense	1,013	1,124
Stock-based contribution expense	84	75
Increase in accrued interest receivable and other assets	(20,953)	(2,870)
Increase in accrued interest payable, lease liabilities, and other liabilities	12,359	1,070
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,282	38,653
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	59,673	124,140
Proceeds from sales of available-for-sale securities	22,164	0
Purchase of available-for-sale securities	(48,383)	(290,130)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	20,235	0
Purchases of held-to-maturity securities	(213,853)	0
Purchase of equity securities	(302)	(292)
Proceeds from loans held for sale previously classified as portfolio loans	0	1,627
Net increase in loans receivable	(380,348)	(126,411)
Purchase of bank owned life insurance	(2,750)	(22,000)
Proceeds from death benefit of bank owned life insurance policies	3,273	1,390
Purchase of FHLB, other equity, and restricted equity interests	(647)	(1,241)
Purchase of premises and equipment	(8,278)	(5,358)
Proceeds from the sale of premises and equipment and foreclosed assets	47	591
NET CASH USED BY INVESTING ACTIVITIES	(549,169)	(317,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, money market and savings accounts	(29,444)	451,405
Net decrease in certificates of deposit	(62,364)	(39,521)
Purchase of treasury stock	(1,671)	(161)
Cash dividends paid, common stock	(8,861)	(8,601)
Cash dividends paid, preferred stock	(3,226)	(3,226)
Proceeds from common stock offering, net of issuance costs	94,051	0
Proceeds from issuance of subordinated notes, net of issuance costs	0	83,491
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(11,515)	483,387
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(522,402)	204,356
CASH AND CASH EQUIVALENTS, Beginning	732,198	532,694
CASH AND CASH EQUIVALENTS, Ending	$209,796	$737,050

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,878	$15,296
Income taxes	12,743	9,846
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$520	$1,450
Transfers from loans held for sale to loans held for investment	6,352	9,335
Transfers from loans held for investment to loans held for sale	0	2,484
Transfers from available-for-sale to held-to-maturity	220,757	0
Grant of restricted stock awards from treasury stock	986	1,285
Grant of performance based restricted stock awards from treasury stock	173	262
Restricted stock forfeiture	30	0
Contribution of stock from treasury stock	44	81
Lease liabilities arising from obtaining right-of-use assets	9,066	0

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and nine months ended September 30, 2022 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

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

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the condensed consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2022 and 2021.

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

3.    SECURITIES

Debt securities available-for-sale ("AFS") at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022				December 31, 2021
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities	$3,166	$0	$(88)	$3,078	$110,788	$2,728	$(1,768)	$111,748
State & political subdivisions	114,082	24	(18,124)	95,982	103,232	2,162	(1,682)	103,712
Residential & multi-family mortgage	263,957	2	(41,163)	222,796	437,021	4,127	(6,513)	434,635
Corporate notes & bonds	47,103	0	(4,649)	42,454	28,257	250	(443)	28,064
Pooled SBA	15,208	0	(1,282)	13,926	18,787	283	(38)	19,032
Total	$443,516	$26	$(65,306)	$378,236	$698,085	$9,550	$(10,444)	$697,191

Debt securities held-to-maturity ("HTM") at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022				December 31, 2021
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government sponsored entities	$307,672	$0	$(28,325)	$279,347	$0	$0	$0	$0
Residential & multi-family mortgage	100,537	0	(10,782)	89,755	0	0	0	0
Total	$408,209	$0	$(39,107)	$369,102	$0	$0	$0	$0

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

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2022	$0	$0	$0
Three months ended September 30, 2021	0	0	0
Nine months ended September 30, 2022	22,164	651	0
Nine months ended September 30, 2021	0	0	0

The tax provision related to these net realized gains was zero and $137 thousand for the three and nine months ended September 30, 2022 and zero during the three and nine months ended September 30, 2021, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of September 30, 2022:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,744	$4,722	$5,092	$4,972
1 year – 5 years	40,445	38,367	242,851	224,129
5 years – 10 years	91,164	77,651	54,242	45,773
After 10 years	27,998	20,774	5,487	4,473
	164,351	141,514	307,672	279,347
Residential & multi-family mortgage	263,957	222,796	100,537	89,755
Pooled SBA	15,208	13,926	0	0
Total debt securities	$443,516	$378,236	$408,209	$369,102

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2022 and December 31, 2021, securities carried at $561.2 million and $461.5 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2022

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$3,078	$(88)	$0	$0	$3,078	$(88)
State & political subdivisions	44,052	(5,329)	45,418	(12,795)	89,470	(18,124)
Residential & multi-family mortgage	78,017	(7,116)	144,421	(34,047)	222,438	(41,163)
Corporate notes & bonds	34,567	(3,750)	6,887	(899)	41,454	(4,649)
Pooled SBA	11,334	(955)	2,592	(327)	13,926	(1,282)
	$171,048	$(17,238)	$199,318	$(48,068)	$370,366	$(65,306)

December 31, 2021

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$23,733	$(553)	$37,911	$(1,215)	$61,644	$(1,768)
State & political subdivisions	55,636	(1,399)	5,026	(283)	60,662	(1,682)
Residential & multi-family mortgage	248,690	(4,837)	45,185	(1,676)	293,875	(6,513)
Corporate notes & bonds	6,466	(249)	3,806	(194)	10,272	(443)
Pooled SBA	4,394	(37)	127	(1)	4,521	(38)
	$338,919	$(7,075)	$92,055	$(3,369)	$430,974	$(10,444)

HTM debt securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2022

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$225,598	$(20,668)	$53,749	$(7,657)	$279,347	$(28,325)
Residential & multi-family mortgage	45,766	(4,417)	43,989	(6,365)	89,755	(10,782)
	$271,364	$(25,085)	$97,738	$(14,022)	$369,102	$(39,107)

December 31, 2021

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$0	$0	$0	$0	$0	$0
Residential & multi-family mortgage	0	0	0	0	0	0
	$0	$0	$0	$0	$0	$0

At September 30, 2022 and December 31, 2021, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at September 30, 2022 and December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Corporate equity securities	$5,995	$6,715
Mutual funds	2,582	2,566
Certificates of deposit	0	506
Corporate notes and bonds	658	579
Total	$9,235	$10,366

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	Percentage of Total	December 31, 2021	Percentage of Total
Farmland	$30,738	0.8%	$23,768	0.7%
Owner-occupied, nonfarm nonresidential properties	461,709	11.5%	434,672	12.0%
Agricultural production and other loans to farmers	1,097	0.0%	1,379	0.0%
Commercial and Industrial [1]	760,975	18.9%	708,989	19.5%
Obligations (other than securities and leases) of states and political subdivisions	147,956	3.7%	140,887	3.9%
Other loans	13,654	0.3%	13,979	0.4%
Other construction loans and all land development and other land loans	349,286	8.7%	298,869	8.2%
Multifamily (5 or more) residential properties	248,694	6.2%	216,143	5.9%
Non-owner occupied, nonfarm nonresidential properties	742,214	18.4%	663,062	18.2%
1-4 Family Construction	40,426	1.0%	37,822	1.0%
Home equity lines of credit	124,022	3.1%	104,517	2.9%
Residential Mortgages secured by first liens	921,180	22.9%	826,729	22.7%
Residential Mortgages secured by junior liens	68,494	1.7%	56,689	1.6%
Other revolving credit plans	29,374	0.7%	26,536	0.7%
Automobile	21,041	0.5%	20,862	0.6%
Other consumer	52,653	1.3%	49,676	1.4%
Credit cards	10,916	0.3%	9,935	0.3%
Overdrafts	236	0.0%	278	0.0%
Total loans receivable	$4,024,665	100.0%	$3,634,792	100.0%
Less: Allowance for credit losses	(41,269)		(37,588)
Loans receivable, net	$3,983,396		$3,597,204

Net deferred loan origination fees included in the above table	$4,393		$5,667

1 PPP loans, net of deferred PPP processing fees, both those disbursed in 2020 and those disbursed in 2021, are included in the Commercial and Industrial classification.

The Corporation’s outstanding loans receivable and related unfunded commitments are primarily concentrated within Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York and Southwest Virginia. The Bank attempts to limit concentrations within specific industries by utilizing dollar limitations to single industries or customers, and by entering into participation agreements with third parties. Collateral requirements are established based on management’s assessment of the customer. The Corporation maintains lending policies to control the quality of the loan portfolio. These policies delegate the authority to extend loans under specific guidelines and underwriting standards. These policies are prepared by the Corporation’s management and reviewed and approved annually by the Corporation’s Board of Directors.

During the second quarter of 2020, the Corporation began originating loans to qualified small businesses under the Paycheck Protection Program ("PPP") administered by the Small Business Administration (“SBA”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act. PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the SBA, no allowance for credit losses was required to be recorded against the PPP loans, net of deferred PPP processing fees, outstanding of $462 thousand and $45.2 million as of September 30, 2022 and December 31, 2021, respectively.

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $152.8 million and $125.8 million as of September 30, 2022 and December 31, 2021, respectively.

Transactions in the allowance for credit losses for the three months ended September 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$191	$0	$0	$(8)	$183
Owner-occupied, nonfarm nonresidential properties	3,714	0	3	(272)	3,445
Agricultural production and other loans to farmers	7	0	0	(2)	5
Commercial and Industrial	9,555	0	32	(21)	9,566
Obligations (other than securities and leases) of states and political subdivisions	1,665	0	0	97	1,762
Other loans	167	0	0	(2)	165
Other construction loans and all land development and other land loans	2,328	0	0	208	2,536
Multifamily (5 or more) residential properties	2,277	0	0	(171)	2,106
Non-owner occupied, nonfarm nonresidential properties	6,748	(169)	336	215	7,130
1-4 Family Construction	236	0	0	(56)	180
Home equity lines of credit	1,353	0	1	26	1,380
Residential Mortgages secured by first liens	7,664	(4)	1	198	7,859
Residential Mortgages secured by junior liens	628	0	0	338	966
Other revolving credit plans	598	(28)	12	58	640
Automobile	242	(7)	2	27	264
Other consumer	2,704	(404)	22	437	2,759
Credit cards	110	(15)	25	(33)	87
Overdrafts	356	(152)	35	(3)	236
Total	$40,543	$(779)	$469	$1,036	$41,269
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$151	$0	$0	$32	$183
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	12	115	3,445
Agricultural production and other loans to farmers	9	0	0	(4)	5
Commercial and Industrial	8,837	(85)	123	691	9,566
Obligations (other than securities and leases) of states and political subdivisions	1,649	0	0	113	1,762
Other loans	149	0	0	16	165
Other construction loans and all land development and other land loans	2,198	0	0	338	2,536
Multifamily (5 or more) residential properties	2,289	0	0	(183)	2,106
Non-owner occupied, nonfarm nonresidential properties	6,481	(169)	336	482	7,130
1-4 Family Construction	158	0	0	22	180
Home equity lines of credit	1,169	0	11	200	1,380
Residential Mortgages secured by first liens	6,943	(51)	13	954	7,859
Residential Mortgages secured by junior liens	546	0	0	420	966
Other revolving credit plans	528	(73)	46	139	640
Automobile	263	(20)	2	19	264
Other consumer	2,546	(1,174)	63	1,324	2,759
Credit cards	92	(74)	33	36	87
Overdrafts	241	(398)	109	284	236
Total	$37,588	$(2,065)	$748	$4,998	$41,269
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended September 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$124	$0	$0	$(26)	$98
Owner-occupied, nonfarm nonresidential properties	2,880	0	3	154	3,037
Agricultural production and other loans to farmers	12	0	0	(5)	7
Commercial and Industrial	7,312	(23)	52	989	8,330
Obligations (other than securities and leases) of states and political subdivisions	2,325	(157)	0	(289)	1,879
Other loans	117	0	0	(15)	102
Other construction loans and all land development and other land loans	2,364	(282)	0	287	2,369
Multifamily (5 or more) residential properties	2,314	0	0	(219)	2,095
Non-owner occupied, nonfarm nonresidential properties	10,162	(18)	0	(2,865)	7,279
1-4 Family Construction	110	0	0	116	226
Home equity lines of credit	1,029	(7)	1	197	1,220
Residential Mortgages secured by first liens	4,398	(5)	2	2,030	6,425
Residential Mortgages secured by junior liens	408	(3)	0	144	549
Other revolving credit plans	459	(5)	4	70	528
Automobile	241	(12)	0	49	278
Other consumer	2,402	(268)	25	331	2,490
Credit cards	68	(5)	6	43	112
Overdrafts	183	(127)	41	109	206
Total	$36,908	$(912)	$134	$1,100	$37,230
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$221	$0	$0	$(123)	$98
Owner-occupied, nonfarm nonresidential properties	3,700	(531)	8	(140)	3,037
Agricultural production and other loans to farmers	24	0	0	(17)	7
Commercial and Industrial	6,233	(93)	72	2,118	8,330
Obligations (other than securities and leases) of states and political subdivisions	998	(407)	0	1,288	1,879
Other loans	68	0	0	34	102
Other construction loans and all land development and other land loans	1,956	(282)	0	695	2,369
Multifamily (5 or more) residential properties	2,724	0	0	(629)	2,095
Non-owner occupied, nonfarm nonresidential properties	8,658	(18)	0	(1,361)	7,279
1-4 Family Construction	82	0	0	144	226
Home equity lines of credit	985	(7)	3	239	1,220
Residential Mortgages secured by first liens	4,539	(75)	34	1,927	6,425
Residential Mortgages secured by junior liens	241	(3)	0	311	549
Other revolving credit plans	507	(28)	9	40	528
Automobile	132	(17)	3	160	278
Other consumer	2,962	(829)	120	237	2,490
Credit cards	66	(77)	17	106	112
Overdrafts	244	(318)	120	160	206
Total	$34,340	$(2,685)	$386	$5,189	$37,230
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

For the three and nine months ended September 30, 2022, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the COVID-19 pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $1.1 million and $5.6 million for the three and nine months ended September 30, 2022, respectively, compared to $1.1 million and $5.2 million for the three and nine months ended September 30, 2021. The increase in provision for the nine months ended September 30, 2022 was primarily due to the growth in commercial loans. Included in the provision for credit losses for the three and nine months ended September 30, 2022 was $55 thousand and $641 thousand, respectively, related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the nine months ended September 30, 2021.

The following tables presents the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,043	$1,043	$995
Owner-occupied, nonfarm nonresidential properties	1,665	1,593	0
Commercial and Industrial	6,101	2,882	0
Other construction loans and all land development and other land loans	68	68	0
Multifamily (5 or more) residential properties	1,085	435	0
Non-owner occupied, nonfarm nonresidential properties	3,828	2,610	0
Home equity lines of credit	486	194	0
Residential Mortgages secured by first liens	4,311	3,565	0
Residential Mortgages secured by junior liens	114	114	0
Other revolving credit plans	34	34	0
Automobile	22	22	0
Other consumer	751	751	0
Credit cards	0	0	56
Total	$19,508	$13,311	$1,051

	December 31, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$965	$965	$0
Owner-occupied, nonfarm nonresidential properties	850	762	0
Commercial and Industrial	7,060	1,653	8
Other construction loans and all land development and other land loans	516	77	0
Multifamily (5 or more) residential properties	1,270	5	0
Non-owner occupied, nonfarm nonresidential properties	3,771	2,143	0
Home equity lines of credit	824	824	0
Residential Mortgages secured by first liens	3,410	3,410	137
Residential Mortgages secured by junior liens	147	147	0
Other revolving credit plans	13	13	0
Automobile	36	36	0
Other consumer	558	558	0
Credit cards	0	0	23
Total	$19,420	$10,593	$168

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of September 30, 2022:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$854	$0
Owner-occupied, nonfarm nonresidential properties	1,332	6
Commercial and Industrial	91	2,018
Multifamily (5 or more) residential properties	1,085	0
Non-owner occupied, nonfarm nonresidential properties	5,264	0
Home equity lines of credit	341	0
Residential Mortgages secured by first liens	1,167	0
Total	$10,134	$2,024

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2021:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$920	$0
Owner-occupied, nonfarm nonresidential properties	194	9
Commercial and Industrial	1,488	2,351
Other construction loans and all land development and other land loans	438	0
Multifamily (5 or more) residential properties	1,265	0
Non-owner occupied, nonfarm nonresidential properties	3,378	0
Residential Mortgages secured by first liens	435	0
Total	$8,118	$2,360

The following table presents the aging of the amortized cost basis in past-due loans receivable as of September 30, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$0	$0	$1,142	$1,142	$29,596	$30,738
Owner-occupied, nonfarm nonresidential properties	230	99	334	663	461,046	461,709
Agricultural production and other loans to farmers	0	0	0	0	1,097	1,097
Commercial and Industrial	117	230	715	1,062	759,913	760,975
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	147,956	147,956
Other loans	0	0	0	0	13,654	13,654
Other construction loans and all land development and other land loans	0	68	0	68	349,218	349,286
Multifamily (5 or more) residential properties	0	0	90	90	248,604	248,694
Non-owner occupied, nonfarm nonresidential properties	114	0	1,037	1,151	741,063	742,214
1-4 Family Construction	0	0	0	0	40,426	40,426
Home equity lines of credit	113	50	49	212	123,810	124,022
Residential Mortgages secured by first liens	698	239	1,590	2,527	918,653	921,180
Residential Mortgages secured by junior liens	11	0	52	63	68,431	68,494
Other revolving credit plans	14	24	4	42	29,332	29,374
Automobile	19	0	1	20	21,021	21,041
Other consumer	416	230	351	997	51,656	52,653
Credit cards	54	22	56	132	10,784	10,916
Overdrafts	0	0	0	0	236	236
Total	$1,786	$962	$5,421	$8,169	$4,016,496	$4,024,665

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2021 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$348	$0	$0	$348	$23,420	$23,768
Owner-occupied, nonfarm nonresidential properties	278	18	414	710	433,962	434,672
Agricultural production and other loans to farmers	0	0	0	0	1,379	1,379
Commercial and Industrial	377	13	333	723	708,266	708,989
Obligations (other than securities and leases) of states and political subdivisions	0	0	0	0	140,887	140,887
Other loans	0	0	0	0	13,979	13,979
Other construction loans and all land development and other land loans	0	0	77	77	298,792	298,869
Multifamily (5 or more) residential properties	0	10	209	219	215,924	216,143
Non-owner occupied, nonfarm nonresidential properties	0	0	1,792	1,792	661,270	663,062
1-4 Family Construction	0	0	0	0	37,822	37,822
Home equity lines of credit	506	50	172	728	103,789	104,517
Residential Mortgages secured by first liens	1,286	1,145	1,647	4,078	822,651	826,729
Residential Mortgages secured by junior liens	32	24	1	57	56,632	56,689
Other revolving credit plans	56	17	4	77	26,459	26,536
Automobile	45	3	23	71	20,791	20,862
Other consumer	283	158	295	736	48,940	49,676
Credit cards	26	12	23	61	9,874	9,935
Overdrafts	0	0	0	0	278	278
Total	$3,237	$1,450	$4,990	$9,677	$3,625,115	$3,634,792

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

As of September 30, 2022 and December 31, 2021, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in TDRs of $13.5 million and $16.6 million as of September 30, 2022 and December 31, 2021, respectively. The Corporation has allocated $2.2 million and $2.6 million of allowance for those loans as of September 30, 2022 and December 31, 2021, respectively.

There was one loan modified as TDRs during the three months ended September 30, 2022.

	Three Months Ended September 30, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	1	$96	$96	Extend Amortization
Total	1	$96	$96

There were two loans modified as a TDR during the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	1	$96	$96	Extend Amortization
Non-owner occupied, nonfarm nonresidential properties	1	1,784	1,784	Modify Rate and Extend Amortization
Total	2	$1,880	$1,880

There were no loans modified as TDRs during the three months ended September 30, 2021. There were three loans modified as TDRs during the nine months ended September 30, 2021.

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

The TDRs described above increased the allowance for credit losses by an immaterial amount for the three and nine months ended September 30, 2022 and 2021, respectively.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within a twelve-month cycle following the modification during the three and nine months ended September 30, 2022 and 2021, respectively. There were no principal balances forgiven in connection with the loans restructurings.

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

The following tables represent the Corporation's commercial credit risk profile by risk rating. Loans receivable not rated as special mention, substandard, or doubtful are considered to be pass rated loans.

	September 30, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$28,245	$1,450	$1,043	$0	$2,493	$30,738
Owner-occupied, nonfarm nonresidential properties	448,691	5,877	7,141	0	13,018	461,709
Agricultural production and other loans to farmers	1,097	0	0	0	0	1,097
Commercial and Industrial	742,819	6,376	10,443	1,337	18,156	760,975
Obligations (other than securities and leases) of states and political subdivisions	147,956	0	0	0	0	147,956
Other loans	13,654	0	0	0	0	13,654
Other construction loans and all land development and other land loans	347,704	1,514	68	0	1,582	349,286
Multifamily (5 or more) residential properties	247,609	0	1,085	0	1,085	248,694
Non-owner occupied, nonfarm nonresidential properties	716,589	2,625	23,000	0	25,625	742,214
Total	$2,694,364	$17,842	$42,780	$1,337	$61,959	$2,756,323

	December 31, 2021
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$21,286	$1,514	$968	$0	$2,482	$23,768
Owner-occupied, nonfarm nonresidential properties	419,368	6,723	8,581	0	15,304	434,672
Agricultural production and other loans to farmers	1,379	0	0	0	0	1,379
Commercial and Industrial	687,010	7,946	12,654	1,379	21,979	708,989
Obligations (other than securities and leases) of states and political subdivisions	140,887	0	0	0	0	140,887
Other loans	13,979	0	0	0	0	13,979
Other construction loans and all land development and other land loans	294,103	4,221	545	0	4,766	298,869
Multifamily (5 or more) residential properties	214,772	100	1,271	0	1,371	216,143
Non-owner occupied, nonfarm nonresidential properties	631,534	9,628	21,900	0	31,528	663,062
Total	$2,424,318	$30,132	$45,919	$1,379	$77,430	$2,501,748

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$8,744	$7,732	$1,583	$2,733	$3,328	$3,736	$389	$0	$28,245
Special mention	0	0	0	0	0	1,450	0	0	1,450
Substandard	0	347	0	0	147	549	0	0	1,043
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,744	$8,079	$1,583	$2,733	$3,475	$5,735	$389	$0	$30,738
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$97,380	$115,207	$67,363	$56,604	$25,856	$65,843	$20,438	$0	$448,691
Special mention	0	0	0	880	4,146	841	10	0	5,877
Substandard	0	0	371	2,393	400	3,977	0	0	7,141
Doubtful	0	0	0	0	0	0	0	0	0
Total	$97,380	$115,207	$67,734	$59,877	$30,402	$70,661	$20,448	$0	$461,709
Agricultural production and other loans to farmers
Risk rating
Pass	$149	$145	$88	$51	$182	$0	$482	$0	$1,097
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$149	$145	$88	$51	$182	$0	$482	$0	$1,097
Commercial and Industrial
Risk rating
Pass	$159,525	$226,900	$63,413	$18,933	$10,118	$21,378	$242,552	$0	$742,819
Special mention	0	0	149	296	325	60	5,546	0	6,376
Substandard	313	1,894	712	408	341	1,002	5,773	0	10,443
Doubtful(1)	0	1,337	0	0	0	0	0	0	1,337
Total	$159,838	$230,131	$64,274	$19,637	$10,784	$22,440	$253,871	$0	$760,975
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$17,175	$36,577	$15,983	$4,680	$13,647	$55,089	$4,805	$0	$147,956
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$17,175	$36,577	$15,983	$4,680	$13,647	$55,089	$4,805	$0	$147,956
Other loans
Risk rating
Pass	$2,204	$5,411	$2,395	$377	$0	$0	$3,267	$0	$13,654
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$2,204	$5,411	$2,395	$377	$0	$0	$3,267	$0	$13,654
(1) Consists of one loan relationship that was originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during the current period.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$162,843	$87,702	$69,273	$7,154	$9,103	$969	$10,660	$0	$347,704
Special mention	0	1,514	0	0	0	0	0	0	1,514
Substandard	0	0	0	0	0	0	68	0	68
Doubtful	0	0	0	0	0	0	0	0	0
Total	$162,843	$89,216	$69,273	$7,154	$9,103	$969	$10,728	$0	$349,286
Multifamily (5 or more) residential properties
Risk rating
Pass	$99,684	$51,694	$48,900	$11,976	$6,815	$25,770	$2,770	$0	$247,609
Special mention	0	0	0	0	0	0	0	0	0
Substandard	650	0	0	0	345	90	0	0	1,085
Doubtful	0	0	0	0	0	0	0	0	0
Total	$100,334	$51,694	$48,900	$11,976	$7,160	$25,860	$2,770	$0	$248,694
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$258,817	$157,824	$53,483	$70,548	$45,859	$121,425	$8,633	$0	$716,589
Special mention	0	0	0	370	508	1,299	448	0	2,625
Substandard	2,270	805	0	1,789	1,646	14,414	2,076	0	23,000
Doubtful	0	0	0	0	0	0	0	0	0
Total	$261,087	$158,629	$53,483	$72,707	$48,013	$137,138	$11,157	$0	$742,214

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

	September 30, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$40,426	$0	$40,426	$37,822	$0	$37,822
Home equity lines of credit	123,536	486	124,022	103,693	824	104,517
Residential Mortgages secured by first liens	916,869	4,311	921,180	823,182	3,547	826,729
Residential Mortgages secured by junior liens	68,380	114	68,494	56,542	147	56,689
Other revolving credit plans	29,340	34	29,374	26,523	13	26,536
Automobile	21,019	22	21,041	20,826	36	20,862
Other consumer	51,902	751	52,653	49,118	558	49,676
Total	$1,251,472	$5,718	$1,257,190	$1,117,706	$5,125	$1,122,831

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of September 30, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$19,306	$16,873	$2,926	$725	$63	$0	$533	$0	$40,426
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$19,306	$16,873	$2,926	$725	$63	$0	$533	$0	$40,426
Home equity lines of credit
Payment performance
Performing	$30,024	$15,182	$12,949	$9,192	$8,682	$38,806	$8,701	$0	$123,536
Nonperforming	0	0	0	10	0	476	0	0	486
Total	$30,024	$15,182	$12,949	$9,202	$8,682	$39,282	$8,701	$0	$124,022
Residential mortgages secured by first lien
Payment performance
Performing	$186,664	$227,676	$163,921	$93,549	$51,249	$190,091	$3,719	$0	$916,869
Nonperforming	0	782	323	409	421	2,188	188	0	4,311
Total	$186,664	$228,458	$164,244	$93,958	$51,670	$192,279	$3,907	$0	$921,180
Residential mortgages secured by junior liens
Payment performance
Performing	$23,532	$17,958	$8,619	$5,336	$3,260	$9,017	$658	$0	$68,380
Nonperforming	0	0	0	2	0	68	44	0	114
Total	$23,532	$17,958	$8,619	$5,338	$3,260	$9,085	$702	$0	$68,494
Other revolving credit plans
Payment performance
Performing	$5,690	$3,304	$4,498	$2,915	$2,284	$10,649	$0	$0	$29,340
Nonperforming	0	0	0	8	15	11	0	0	34
Total	$5,690	$3,304	$4,498	$2,923	$2,299	$10,660	$0	$0	$29,374
Automobile
Payment performance
Performing	$7,520	$5,120	$3,528	$2,749	$1,416	$686	$0	$0	$21,019
Nonperforming	0	0	11	8	3	0	0	0	22
Total	$7,520	$5,120	$3,539	$2,757	$1,419	$686	$0	$0	$21,041
Other consumer
Payment performance
Performing	$22,387	$18,395	$6,355	$2,548	$861	$1,356	$0	$0	$51,902
Nonperforming	287	291	77	34	7	55	0	0	751
Total	$22,674	$18,686	$6,432	$2,582	$868	$1,411	$0	$0	$52,653

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Nonperforming	0	0	0	0	0	0	0	0	0
Total	$27,539	$9,137	$857	$66	$0	$0	$223	$0	$37,822
Home equity lines of credit
Payment performance
Performing	$14,383	$14,621	$9,564	$10,584	$6,863	$39,527	$8,151	$0	$103,693
Nonperforming	0	0	9	10	377	428	0	0	824
Total	$14,383	$14,621	$9,573	$10,594	$7,240	$39,955	$8,151	$0	$104,517
Residential mortgages secured by first lien
Payment performance
Performing	$232,606	$178,380	$111,333	$62,850	$74,136	$160,402	$3,475	$0	$823,182
Nonperforming	79	259	227	151	258	2,379	194	0	3,547
Total	$232,685	$178,639	$111,560	$63,001	$74,394	$162,781	$3,669	$0	$826,729
Residential mortgages secured by junior liens
Payment performance
Performing	$20,617	$11,256	$7,239	$4,407	$3,508	$9,095	$420	$0	$56,542
Nonperforming	0	0	0	0	84	63	0	0	147
Total	$20,617	$11,256	$7,239	$4,407	$3,592	$9,158	$420	$0	$56,689
Other revolving credit plans
Payment performance
Performing	$5,313	$3,596	$3,090	$2,592	$2,977	$8,955	$0	$0	$26,523
Nonperforming	0	0	4	4	0	5	0	0	13
Total	$5,313	$3,596	$3,094	$2,596	$2,977	$8,960	$0	$0	$26,536
Automobile
Payment performance
Performing	$7,047	$5,448	$4,668	$2,457	$682	$524	$0	$0	$20,826
Nonperforming	11	13	12	0	0	0	0	0	36
Total	$7,058	$5,461	$4,680	$2,457	$682	$524	$0	$0	$20,862
Other consumer
Payment performance
Performing	$30,423	$11,017	$4,537	$1,451	$316	$1,374	$0	$0	$49,118
Nonperforming	204	170	96	25	3	60	0	0	558
Total	$30,627	$11,187	$4,633	$1,476	$319	$1,434	$0	$0	$49,676

	September 30, 2022	December 31, 2021
Credit card
Payment performance
Performing	$10,860	$9,912
Nonperforming	56	23
Total	$10,916	$9,935

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Gross other consumer	$30,660	$29,227
Less: other consumer unearned discounts	(5,790)	(5,716)
Total other consumer loans, net of unearned discounts	$24,870	$23,511

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

Leases	Classification	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$28,004	$19,928
Finance lease assets	Premises and equipment, net (1)	304	358
Total leased assets		$28,308	$20,286

Liabilities:
Operating lease liabilities	Operating lease liabilities	$29,366	$21,159
Finance lease liabilities	Accrued interest payable and other liabilities	405	469
Total leased liabilities		$29,771	$21,628
(1) Finance lease assets are recorded net of accumulated amortization of $912 thousand as of September 30, 2022 and $858 thousand as of December 31, 2021.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	Net occupancy expense	$577	$451	$1,635	$1,328
Variable lease cost	Net occupancy expense	14	10	44	45
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	54	54
Interest on lease liabilities	Interest expense - borrowed funds	5	6	15	18
Sublease income (1)	Net occupancy expense	(23)	(17)	(56)	(55)
Net lease cost		$591	$468	$1,692	$1,390
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of September 30, 2022:

Maturity of Lease Liabilities as of September 30, 2022	Operating Leases (1)	Finance Leases	Total
2022	$546	$26	$572
2023	2,115	105	2,220
2024	2,044	105	2,149
2025	2,037	105	2,142
2026	2,008	105	2,113
After 2026	35,512	0	35,512
Total lease payments	44,262	446	44,708
Less: Interest	14,896	41	14,937
Present value of lease liabilities	$29,366	$405	$29,771
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $5.3 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2022 and December 31, 2021 were as follows:

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	22.7	18.8
Finance leases	4.3	5.0

Weighted-average discount rate
Operating leases	3.53%	3.42%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of September 30, 2022 and 2021, respectively, was as follows:

Other Information	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$888	$699

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at September 30, 2022:

Time deposits maturing:
2022	$87,496
2023	74,332
2024	98,188
2025	41,480
2026	10,428
Thereafter	12,164
$324,088

Certificates of deposits of $250 thousand or more totaled $100.1 million and $116.6 million at September 30, 2022 and December 31, 2021, respectively.

The Corporation had $7.8 million and $52.9 million in reciprocal deposits at September 30, 2022 and December 31, 2021, respectively.

7.    BORROWINGS

At September 30, 2022 and December 31, 2021, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to SOFR plus 2.85%. There were no borrowings under the line of credit at September 30, 2022 and December 31, 2021.

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

Total loans receivable pledged to the FHLB at September 30, 2022, and December 31, 2021, were $1.5 billion and $1.3 billion, respectively. The Bank could obtain advances of up to approximately $951.0 million from the FHLB at September 30, 2022 and $932.7 million at December 31, 2021.

At September 30, 2022 and December 31, 2021, the Bank had no advances from the FHLB.

At September 30, 2022 and December 31, 2021, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $15.0 million and $10.4 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At September 30, 2022 and December 31, 2021, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 4.84% at September 30, 2022 and 1.75% at December 31, 2021. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $1.1 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$120,947	$506,251	$94,924	$323,013
Unused lines of credit	17,341	710,809	13,265	663,903
Standby letters of credit	16,091	1,641	15,063	1,623

Commitments to make loans are generally made for periods of 60 days or less.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2022 and December 31, 2021 were $16.4 million and $14.5 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $6.1 million and $8.0 million as of September 30, 2022 and December 31, 2021, respectively. These investments are accounted for under the equity method of accounting.

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of September 30, 2022 and December 31, 2021 were $4.7 million and $5.3 million, respectively. The related amortization for the three and nine months ended September 30, 2022 were $198 thousand and $593 thousand, respectively, and for the three and nine months ended September 30, 2021 were $189 thousand and $568 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2022 and December 31, 2021 were $1.0 million and $2.1 million, respectively.

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$586	$0	$0	$0
Provision for credit losses on unfunded loan commitments (1)	55	0	641	0
Ending balance	$641	$0	$641	$0
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

At September 30, 2022, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and nine month period ended September 30, 2022 and 2021.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $256 thousand and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $312 thousand and $1.1 million for the three and nine months ended September 30, 2021, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $54 thousand and $213 thousand for the three and nine months ended September 30, 2022, respectively, and $65 thousand and $236 thousand for the three and nine months ended September 30, 2021, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended September 30, 2022 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	87,712	$25.26
Granted	664	24.14
Forfeited	(112)	26.71
Vested	(1,197)	24.00
Unvested at end of period	87,067	$25.26

A summary of changes in time-based unvested restricted stock awards for the nine months ended September 30, 2022 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	69,643	$24.18
Granted	45,033	26.67
Forfeited	(1,202)	25.22
Vested	(26,407)	24.75
Unvested at end of period	87,067	$25.26

The above tables exclude 11,790 shares in restricted stock awards that were granted at a weighted average fair value of $26.71 and immediately vested. As of September 30, 2022 and December 31, 2021, there was $1.7 million and $1.1 million of total unrecognized compensation cost related to unvested restricted stock awards, respectively. The fair value of shares vested was $31 thousand and $1.0 million during the three and nine months ended September 30, 2022 and $9 thousand and $814 thousand during the three and nine months ended September 30, 2021.

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

10.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2022 and 2021, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested time-based stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$15,549	$13,831	$44,082	$39,852
Net earnings allocated to participating securities	(66)	(47)	(198)	(139)
Net earnings allocated to common stock	$15,483	$13,784	$43,884	$39,713
Distributed earnings allocated to common stock	$2,936	$2,859	$8,815	$8,577
Undistributed earnings allocated to common stock	12,547	10,925	35,069	31,136
Net earnings allocated to common stock	$15,483	$13,784	$43,884	$39,713
Weighted average common shares outstanding, including shares considered participating securities	17,324	16,887	17,024	16,875
Less: Average participating securities	(70)	(54)	(73)	(56)
Weighted average shares	17,254	16,833	16,951	16,819
Basic earnings per common share	$0.90	$0.82	$2.59	$2.36
Diluted earnings per common share computation:
Net earnings allocated to common stock	$15,483	$13,784	$43,884	$39,713
Weighted average common shares outstanding for basic earnings per common share	17,254	16,833	16,951	16,819
Add: Dilutive effects of performance based-shares	33	0	33	0
Weighted average shares and dilutive potential common shares	17,287	16,833	16,984	16,819
Diluted earnings per common share	$0.90	$0.82	$2.59	$2.36

11.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At September 30, 2022, the variable rate on the subordinated trust preferred security was 4.84% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of September 30, 2022 and December 31, 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated balance sheets and statements of income as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

		Fair value as of
	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate contracts	Accrued interest receivable (payable) and other assets ( liabilities)	$132	$(388)

For the Three Months Ended September 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$88	Interest expense – subordinated notes and debentures	$(26)	Other income	$0
For the Nine Months Ended September 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$410	Interest expense – subordinated notes and debentures	$(144)	Other income	$0
For the Three Months Ended September 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$53	Interest expense – subordinated notes and debentures	$(73)	Other income	$0
For the Nine Months Ended September 30, 2021	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$187	Interest expense – subordinated notes and debentures	$(204)	Other income	$0

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest income as interest payments are made on the subordinated notes and debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest income in the next twelve months are expected to be $31 thousand.

As of September 30, 2022 and December 31, 2021, a cash collateral balance in the amount of $200 thousand and $1.1 million, respectively, was maintained with a counterparty to the interest rate swaps. These balances are included in interest-bearing deposits with other banks on the condensed consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $373 thousand as of September 30, 2022 and $3.4 million as of December 31, 2021. This balance is included in interest-bearing deposits with other banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2022
3rd Party interest rate swaps	$31,758	5.19	4.12%	1 month LIBOR + 2.26%	$1,768	(a)
Customer interest rate swaps	(31,758)	5.19	4.12%	1 month LIBOR + 2.26%	(1,768)	(b)
December 31, 2021
3rd Party interest rate swaps	$32,768	5.8	4.12%	1 month LIBOR + 2.27%	$2,124	(a)
Customer interest rate swaps	(32,768)	5.8	4.12%	1 month LIBOR + 2.27%	(2,124)	(b)
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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at September 30, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,078	$0	$3,078	$0
States and political subdivisions	95,982	0	95,982	0
Residential and multi-family mortgage	222,796	0	222,796	0
Corporate notes and bonds	42,454	0	42,454	0
Pooled SBA	13,926	0	13,926	0
Total Securities Available-For-Sale	$378,236	$0	$378,236	$0
Interest Rate swaps	$1,900	$0	$1,900	$0
Equity Securities:
Corporate equity securities	$5,995	$5,995	$0	$0
Mutual funds	2,582	2,582	0	0
Corporate notes and bonds	658	658	0	0
Total Equity Securities	$9,235	$9,235	$0	$0
Liabilities:
Interest Rate Swaps	$(1,768)	$0	$(1,768)	$0

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$111,748	$0	$111,748	$0
States and political subdivisions	103,712	0	103,712	0
Residential and multi-family mortgage	434,635	4,995	429,640	0
Corporate notes and bonds	28,064	0	28,064	0
Pooled SBA	19,032	0	19,032	0
Total Securities Available-For-Sale	$697,191	$4,995	$692,196	$0
Interest Rate swaps	$2,124	$0	$2,124	$0
Equity Securities:
Corporate equity securities	$6,715	$6,715	$0	$0
Mutual funds	2,566	2,566	0	0
Certificates of deposit	506	506	0	0
Corporate notes and bonds	579	579	0	0
Total Equity Securities	$10,366	$10,366	$0	$0
Liabilities:
Interest Rate Swaps	$(2,512)	$0	$(2,512)	$0

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2021:

Corporate Notes and Bonds
Balance, July 1, 2021	$9,826
Purchases	0
Total gains or (losses):
Included in other comprehensive income (loss)	(76)
Settlements	0
Transfers into Level 3	0
Transfers out of Level 3	(9,750)
Balance, September 30, 2021	$0

The Corporation's corporate notes and bonds with a fair value of $9.8 million for the three months ended September 30, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$0
Purchases	0	8,250
Total gains or (losses):
Included in other comprehensive income (loss)	0	0
Settlements	(64)	0
Transfers into Level 3	0	0
Transfers out of Level 3	0	(8,250)
Balance, September 30, 2021	$0	$0

The Corporation's corporate notes and bonds with a fair value of $8.3 million for the nine months ended September 30, 2021 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at September 30, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$854	$0	$0	$854
Owner-occupied, nonfarm nonresidential properties	1,103	0	0	1,103
Commercial and industrial	1,778	0	0	1,778
Multifamily (5 or more) residential properties	632	0	0	632
Non-owner occupied, nonfarm nonresidential	3,203	0	0	3,203
Home equity lines of credit	236	0	0	236
Residential Mortgages secured by first liens	827	0	0	827

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$920	$0	$0	$920
Owner-occupied, nonfarm nonresidential properties	194	0	0	194
Commercial and industrial	3,102	0	0	3,102
Other construction loans and all land development loans and other land loans	248	0	0	248
Multifamily (5 or more) residential properties	627	0	0	627
Non-owner occupied, nonfarm nonresidential	2,889	0	0	2,889

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$854	Valuation of third party appraisal on underlying collateral	Loss severity rates	20% (20%)
Owner-occupied, nonfarm nonresidential properties	1,103	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Commercial and industrial	1,778	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-100% (33%)
Multifamily (5 or more) residential properties	632	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-25% (23%)
Non-owner occupied, nonfarm nonresidential	3,203	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-26% (25%)
Home equity lines of credit	236	Valuation of third party appraisal on underlying collateral	Loss severity rates	52%-55% (55%)
Residential Mortgages secured by first liens	827	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-52% (30%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$920	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	194	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (57%)
Commercial and industrial	3,102	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-59% (42%)
Other construction loans and all land development loans and other land loans	248	Valuation of third party appraisal on underlying collateral	Loss severity rates	25% (25%)
Multifamily (5 or more) residential properties	627	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-57% (26%)
Non-owner occupied, nonfarm nonresidential	2,889	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2022:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$209,796	$209,796	$0	$0	$209,796
Debt securities available-for-sale	378,236	0	378,236	0	378,236
Debt securities held-to-maturity	408,209	0	369,102	0	369,102
Equity securities	9,235	9,235	0	0	9,235
Loans held for sale	624	0	626	0	626
Net loans receivable	3,983,396	0	0	3,974,986	3,974,986
FHLB and other restricted stock holdings and investments	23,923	n/a	n/a	n/a	n/a
Interest rate swaps	1,900	0	1,900	0	1,900
Accrued interest receivable	17,871	0	2,999	14,872	17,871
LIABILITIES
Deposits	$(4,623,811)	$(4,299,723)	$(326,305)	$0	$(4,626,028)
Subordinated debentures	(20,620)	0	(14,684)	0	(14,684)
Subordinated notes, net of unamortized issuance costs	(83,888)	0	(93,140)	0	(93,140)
Interest rate swaps	(1,768)	0	(1,768)	0	(1,768)
Accrued interest payable	(525)	0	(525)	0	(525)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2021:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$732,198	$732,198	$0	$0	$732,198
Debt securities available-for-sale	697,191	4,995	692,196	0	697,191
Equity securities	10,366	10,366	0	0	10,366
Loans held for sale	849	0	858	0	858
Net loans receivable	3,597,204	0	0	3,613,452	3,613,452
FHLB and other restricted stock holdings and investments	23,276	n/a	n/a	n/a	n/a
Interest rate swaps	2,124	0	2,124	0	2,124
Accrued interest receivable	15,516	16	2,171	13,329	15,516
LIABILITIES
Deposits	$(4,715,619)	$(4,329,167)	$(391,850)	$0	$(4,721,017)
Subordinated notes, net of unamortized issuance costs	(104,281)	0	(92,675)	0	(92,675)
Interest rate swaps	(2,512)	0	(2,512)	0	(2,512)
Accrued interest payable	(886)	0	(886)	0	(886)

While estimates of fair value are based on management’s judgment of the most appropriate factors as of the balance sheet dates, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates. The fair value of other equity interests is based on the net asset values provided by the underlying investment partnership. ASU 2015-7 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the disclosures.

Also, non-financial assets such as, among other things, the estimated earnings power of core deposits, the earnings potential of trust accounts, the trained workforce, and customer goodwill, which typically are not recognized on the balance sheet, may have value but are not included in the fair value disclosures.

13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and nine months ended September 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-interest Income
Service charges on deposit accounts	$1,872	$1,595	$5,400	$4,389
Wealth and asset management fees	1,870	1,734	5,456	5,021
Mortgage banking (1)	298	844	1,065	2,615
Card processing and interchange income	1,975	1,958	5,776	5,871
Net gains (losses) on sales of securities (1)	0	0	651	0
Other income	1,944	2,283	7,411	6,614
Total non-interest income	$7,959	$8,414	$25,759	$24,510
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

The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie and Warren and in the Ohio counties of Ashtabula, Cuyahoga, and Lake. FCBank, a division of the Bank, operates in the Ohio counties of Ashland, Crawford, Delaware, Franklin, Knox, Marion, Morrow, Richland and Wayne. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Southwest, Virginia. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2021, included in its Annual Report on Form 10-K for the year ended December 31, 2021, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $209.8 million at September 30, 2022, including additional excess liquidity of $153.2 million held at the Federal Reserve. Cash and cash equivalents totaled $732.2 million at December 31, 2021. The decrease in cash and cash equivalents from December 31, 2021 to September 30, 2022 was due primarily to robust loan growth and an increase in investment purchases, to position a portion of the excess liquidity into higher earning assets.

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

SECURITIES

AFS investments and equity securities combined totaled $387.5 million and $707.6 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the total balance of investments classified as HTM securities was $408.2 million. There were no investments classified as HTM at December 31, 2021. In a strategy to lessen the impact of the current interest rate environment on the Corporation’s equity and tangible equity, during the first quarter of 2022 management evaluated the Corporation’s investment portfolio and reclassified from AFS to HTM approximately $101.1 million in fair value U.S. Government agency securities and U.S. Treasury notes. Additionally, during the first quarter of 2022, purchases of certain government-sponsored investments were classified directly into HTM. During the second quarter of 2022, the Corporation reclassified from AFS to HTM approximately $112.6 million in fair value mortgage-backed securities and recorded additional purchases of certain residential and multi-family mortgage investments were classified directly into HTM.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of September 30, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	September 30, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$1,190	1.80%	$1,888	0.90%	$0	0.00%	$0	0.00%	3,078	1.25%
State and Political Subdivisions	3,373	3.28%	24,894	2.85%	46,941	2.05%	20,774	2.54%	95,982	2.41%
Residential and multi-family mortgage	0	0.00%	8,110	2.90%	28,586	2.27%	186,100	1.55%	222,796	1.69%
Corporate notes and bonds	158	0.56%	11,586	3.30%	30,710	4.19%	0	0.00%	42,454	3.93%
Pooled SBA	0	0.00%	228	5.22%	7,312	2.96%	6,386	1.86%	13,926	2.49%
Total	$4,721	2.82%	$46,706	2.90%	$113,549	2.74%	$213,260	1.66%	$378,236	2.15%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of September 30, 2022.

	September 30, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$5,091	0.58%	$242,852	1.55%	$54,242	1.65%	$5,487	2.34%	$307,672	1.57%
Residential and multi-family mortgage	$0	0.00%	$3,917	2.80%	$1,760	3.25%	$94,860	3.28%	$100,537	3.26%
Total	$5,091	0.58%	$246,769	1.57%	$56,002	1.70%	$100,347	3.23%	$408,209	1.99%

The following table summarizes the weighted average modified duration of securities AFS as of September 30, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.08
State and Political Subdivisions	6.34
Residential and multi-family mortgage	5.20
Corporate notes and bonds	5.08
Pooled SBA	2.81
Total	5.35

The following table summarizes the weighted average modified duration of securities HTM as of September 30, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	3.60
Residential and multi-family mortgage	3.74
Total	3.63

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

At September 30, 2022, loans, excluding the impact of (i) syndicated loans, and (ii) PPP loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"), totaled $3.9 billion, representing an increase of $407.6 million, or 11.8% year to date growth (15.8% annualized), from December 31, 2021. The loan growth, which was experienced across the Corporation's footprint, continued to benefit from the Corporation's ongoing expansion in the Cleveland and Southwest Virginia regions, as well as new opportunities from its new loan production office in Rochester, New York, combined with growth in the portfolio related to its Private Banking division.

For the nine months ended September 30, 2022, the Corporation's consolidated balance sheet reflected an increase in syndicated lending balances of $27.0 million compared to December 31, 2021. The syndicated loan portfolio totaled $152.8 million, or 3.8% of total loans, excluding PPP-related loans, at September 30, 2022. The Corporation expects the level of this syndicated loan portfolio to remain stable going forward.

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

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at September 30, 2022. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2022
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$138	$2,279	$8,267	$0	$10,684
Owner-occupied, nonfarm nonresidential properties	8,163	22,301	14,699	5,120	50,283
Agricultural production and other loans to farmers	8	294	0	0	302
Commercial and Industrial	12,775	217,687	93,626	175	324,263
Obligations (other than securities and leases) of states and political subdivisions	3,185	12,143	56,576	37,650	109,554
Other loans	8	735	588	289	1,620
Other construction loans and all land development and other land loans (1)	28,941	21,204	12,747	1,298	64,190
Multifamily (5 or more) residential properties	945	55,496	4,248	4,625	65,314
Non-owner occupied, nonfarm nonresidential properties	15,713	59,083	57,545	1,327	133,668
1-4 Family Construction (1)	2,247	368	445	5,269	8,329
Home equity lines of credit	139	84	623	419	1,265
Residential Mortgages secured by first liens	3,369	23,865	253,235	124,910	405,379
Residential Mortgages secured by junior liens	179	6,743	48,674	7,663	63,259
Other revolving credit plans	5	13	17	3	38
Automobile	477	14,765	5,792	0	21,034
Other consumer	7,192	34,228	8,518	2,537	52,475
Credit cards	0	0	0	0	0
Overdrafts	0	0	0	0	0
Total	$83,484	$471,288	$565,600	$191,285	$1,311,657

Loans Receivable with Variable or Floating Interest Rate
Farmland	$503	$2,900	$9,958	$6,693	$20,054
Owner-occupied, nonfarm nonresidential properties	33,037	42,255	278,084	58,050	411,426
Agricultural production and other loans to farmers	548	74	173	0	795
Commercial and Industrial	224,701	131,258	78,328	2,425	436,712
Obligations (other than securities and leases) of states and political subdivisions	0	4,039	10,674	23,689	38,402
Other loans	2,344	3,390	1,395	4,905	12,034
Other construction loans and all land development and other land loans (1)	81,848	87,854	100,193	15,201	285,096
Multifamily (5 or more) residential properties	22,861	25,369	124,074	11,076	183,380
Non-owner occupied, nonfarm nonresidential properties	83,604	138,956	328,026	57,960	608,546
1-4 Family Construction (1)	4,369	7,021	3,445	17,262	32,097
Home equity lines of credit	5,102	7,566	66,782	43,307	122,757
Residential Mortgages secured by first liens	6,134	16,376	157,549	335,742	515,801
Residential Mortgages secured by junior liens	1,423	315	3,188	309	5,235
Other revolving credit plans	1,865	3,338	23,301	832	29,336
Automobile	0	7	0	0	7
Other consumer	2	36	59	81	178
Credit cards	10,916	0	0	0	10,916
Overdrafts	236	0	0	0	236
Total	$479,493	$470,754	$1,185,229	$577,532	$2,713,008

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At September 30, 2022, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Nonaccrual loans	$19,508	$19,420
Accrual loans greater than 90 days past due	1,051	168
Total nonperforming loans	20,559	19,588
Other real estate owned	1,206	707
Total nonperforming assets	$21,765	$20,295
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$6,866	$9,006
Nonperforming TDR loans (1)	6,609	7,600
Total TDR loans	$13,475	$16,606
Total loans receivable	$4,024,665	$3,634,792
Nonaccrual loans as a percentage of total loans receivable	0.48%	0.53%
Total assets	$5,317,346	$5,328,939
Nonperforming assets as a percentage of total assets	0.41%	0.38%
Allowance for credit losses on loans receivable	$41,269	$37,588
Ratio of allowance for credit losses to nonaccrual loans	211.55%	193.55%
(1) Nonperforming TDR loans are also included in the balance of nonaccrual loans.

Total nonperforming assets were $21.8 million, or 0.41% of total assets, as of September 30, 2022, compared to $20.3 million, or 0.38% of total assets, as of December 31, 2021. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 211.55% at September 30, 2022, compared to 193.55% at December 31, 2021.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at September 30, 2022 and December 31, 2021; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	September 30, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$183	0.8%	$30,738	0.60%
Owner-occupied, nonfarm nonresidential properties	3,445	11.5%	461,709	0.75%
Agricultural production and other loans to farmers	5	0.0%	1,097	0.46%
Commercial and Industrial [1]	9,566	18.9%	760,975	1.26%
Obligations (other than securities and leases) of states and political subdivisions	1,762	3.7%	147,956	1.19%
Other loans	165	0.3%	13,654	1.21%
Other construction loans and all land development and other land loans	2,536	8.7%	349,286	0.73%
Multifamily (5 or more) residential properties	2,106	6.2%	248,694	0.85%
Non-owner occupied, nonfarm nonresidential properties	7,130	18.4%	742,214	0.96%
1-4 Family Construction	180	1.0%	40,426	0.45%
Home equity lines of credit	1,380	3.1%	124,022	1.11%
Residential Mortgages secured by first liens	7,859	22.9%	921,180	0.85%
Residential Mortgages secured by junior liens	966	1.7%	68,494	1.41%
Other revolving credit plans	640	0.7%	29,374	2.18%
Automobile	264	0.5%	21,041	1.25%
Other consumer	2,759	1.3%	52,653	5.24%
Credit cards	87	0.3%	10,916	0.80%
Overdrafts	236	0.0%	236	100.00%
Total	$41,269	100.0%	$4,024,665	1.03%
Excluding PPP loans, net of deferred processing fees	$41,269		$4,024,203	1.03%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 are included in the Commercial and Industrial classification.

	December 31, 2021
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$151	0.7%	$23,768	0.64%
Owner-occupied, nonfarm nonresidential properties	3,339	12.0%	434,672	0.77%
Agricultural production and other loans to farmers	9	0.0%	1,379	0.65%
Commercial and Industrial [1]	8,837	19.5%	708,989	1.25%
Obligations (other than securities and leases) of states and political subdivisions	1,649	3.9%	140,887	1.17%
Other loans	149	0.4%	13,979	1.07%
Other construction loans and all land development and other land loans	2,198	8.2%	298,869	0.74%
Multifamily (5 or more) residential properties	2,289	5.9%	216,143	1.06%
Non-owner occupied, nonfarm nonresidential properties	6,481	18.2%	663,062	0.98%
1-4 Family Construction	158	1.0%	37,822	0.42%
Home equity lines of credit	1,169	2.9%	104,517	1.12%
Residential Mortgages secured by first liens	6,943	22.7%	826,729	0.84%
Residential Mortgages secured by junior liens	546	1.6%	56,689	0.96%
Other revolving credit plans	528	0.7%	26,536	1.99%
Automobile	263	0.6%	20,862	1.26%
Other consumer	2,546	1.4%	49,676	5.13%
Credit cards	92	0.3%	9,935	0.93%
Overdrafts	241	0.0%	278	86.69%
Total	$37,588	100.0%	$3,634,792	1.03%
Excluding PPP loans, net of deferred processing fees	$37,588		$3,589,589	1.05%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of total loans receivable was 1.03% as of September 30, 2022, compared to 1.03% as of December 31, 2021.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three and nine months ended September 30, 2022, the allowance for credit losses increased primarily due to the growth in the Corporation's loan portfolio, including growth in the Corporation’s newly established regions. This increase was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of September 30, 2022 and December 31, 2021, as well as the nature and scope of loans modified in a TDR during 2022 and 2021 and the related effect on provision for credit expense and allowance for credit losses.

Additional information related to provision for credit loss expense and net charge-offs and recoveries at September 30, 2022 and 2021 is presented in the tables below.

	Three Months Ended September 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(8)	$0	$32,184	0.00%
Owner-occupied, nonfarm nonresidential properties	(272)	3	472,244	0.00%
Agricultural production and other loans to farmers	(2)	0	1,149	0.00%
Commercial and Industrial	(21)	32	775,872	0.02%
Obligations (other than securities and leases) of states and political subdivisions	97	0	150,431	0.00%
Other loans	(2)	0	14,392	0.00%
Other construction loans and all land development and other land loans	208	0	335,534	0.00%
Multifamily (5 or more) residential properties	(171)	0	224,777	0.00%
Non-owner occupied, nonfarm nonresidential properties	215	167	715,044	0.09%
1-4 Family Construction	(56)	0	39,889	0.00%
Home equity lines of credit	26	1	120,086	0.00%
Residential Mortgages secured by first liens	198	(3)	896,261	0.00%
Residential Mortgages secured by junior liens	338	0	65,293	0.00%
Other revolving credit plans	58	(16)	28,770	(0.22)%
Automobile	27	(5)	20,544	(0.10)%
Other consumer	437	(382)	51,709	(2.93)%
Credit cards	(33)	10	11,572	0.34%
Overdrafts	(3)	(117)	290	(160.06)%
Total	$1,036	$(310)	$3,956,041	(0.03)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$32	$0	$31,598	0.00%
Owner-occupied, nonfarm nonresidential properties	115	(9)	463,433	0.00%
Agricultural production and other loans to farmers	(4)	0	1,274	0.00%
Commercial and Industrial	691	38	750,787	0.01%
Obligations (other than securities and leases) of states and political subdivisions	113	0	148,246	0.00%
Other loans	16	0	14,149	0.00%
Other construction loans and all land development and other land loans	338	0	321,093	0.00%
Multifamily (5 or more) residential properties	(183)	0	223,148	0.00%
Non-owner occupied, nonfarm nonresidential properties	482	167	686,633	0.03%
1-4 Family Construction	22	0	39,952	0.00%
Home equity lines of credit	200	11	113,145	0.01%
Residential Mortgages secured by first liens	954	(38)	857,308	(0.01)%
Residential Mortgages secured by junior liens	420	0	60,552	0.00%
Other revolving credit plans	139	(27)	27,533	(0.13)%
Automobile	19	(18)	20,409	(0.12)%
Other consumer	1,324	(1,111)	50,477	(2.94)%
Credit cards	36	(41)	11,514	(0.48)%
Overdrafts	284	(289)	265	(145.81)%
Total	$4,998	$(1,317)	$3,821,516	(0.05)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 8, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Three Months Ended September 30, 2021
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(26)	$0	$22,553	0.00%
Owner-occupied, nonfarm nonresidential properties	154	3	431,450	0.00%
Agricultural production and other loans to farmers	(5)	0	1,543	0.00%
Commercial and Industrial	989	29	660,818	0.02%
Obligations (other than securities and leases) of states and political subdivisions	(289)	(157)	141,196	(0.44)%
Other loans	(15)	0	12,253	0.00%
Other construction loans and all land development and other land loans	287	(282)	263,952	(0.42)%
Multifamily (5 or more) residential properties	(219)	0	212,307	0.00%
Non-owner occupied, nonfarm nonresidential properties	(2,865)	(18)	634,668	(0.01)%
1-4 Family Construction	116	0	31,396	0.00%
Home equity lines of credit	197	(6)	105,682	(0.02)%
Residential Mortgages secured by first liens	2,030	(3)	803,857	0.00%
Residential Mortgages secured by junior liens	144	(3)	56,477	(0.02)%
Other revolving credit plans	70	(1)	25,929	(0.02)%
Automobile	49	(12)	22,299	(0.21)%
Other consumer	331	(243)	42,124	(2.29)%
Credit cards	43	1	9,810	0.04%
Overdrafts	109	(86)	246	(138.70)%
Total	$1,100	$(778)	$3,478,560	(0.09)%

	Nine Months Ended September 30, 2021
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(123)	$0	$22,700	0.00%
Owner-occupied, nonfarm nonresidential properties	(140)	(523)	426,453	(0.16)%
Agricultural production and other loans to farmers	(17)	0	2,511	0.00%
Commercial and Industrial	2,118	(21)	676,124	0.00%
Obligations (other than securities and leases) of states and political subdivisions	1,288	(407)	137,656	(0.40)%
Other loans	34	0	12,226	0.00%
Other construction loans and all land development and other land loans	695	(282)	231,987	(0.16)%
Multifamily (5 or more) residential properties	(629)	0	221,896	0.00%
Non-owner occupied, nonfarm nonresidential properties	(1,361)	(18)	625,072	0.00%
1-4 Family Construction	144	0	28,614	0.00%
Home equity lines of credit	239	(4)	106,239	(0.01)%
Residential Mortgages secured by first liens	1,927	(41)	788,739	(0.01)%
Residential Mortgages secured by junior liens	311	(3)	54,582	(0.01)%
Other revolving credit plans	40	(19)	25,530	(0.10)%
Automobile	160	(14)	23,543	(0.08)%
Other consumer	237	(709)	40,935	(2.32)%
Credit cards	106	(60)	8,940	(0.90)%
Overdrafts	160	(198)	217	(121.99)%
Total	$5,189	$(2,299)	$3,433,964	(0.09)%

Provision for credit losses was $1.1 million and $5.6 million for the three and nine months ended September 30, 2022, respectively, compared to $1.1 million and $5.2 million for the three and nine months ended September 30, 2021, respectively. Included in the provision for credit losses for the three and nine months ended September 30, 2022 were $55 thousand and $641 thousand, respectively, related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the three and nine months ended September 30, 2021.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	September 30, 2022	December 31, 2021	Percentage change 2022 vs. 2021
Demand, noninterest-bearing	$867,662	$792,086	9.5%
Demand, interest-bearing	1,055,367	1,079,336	(2.2)%
Savings deposits	2,376,694	2,457,745	(3.3)%
Time deposits	324,088	386,452	(16.1)%
Total deposits	$4,623,811	$4,715,619	(1.9)%

At September 30, 2022, total deposits were $4.6 billion, reflecting a decrease of $91.8 million, or 1.9%, from December 31, 2021. During the same time frame, while noninterest-bearing deposits increased approximately $75.6 million, or 9.5%, total interest-bearing deposits decreased approximately $167.4 million, or 4.3%, from December 31, 2021.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended September 30,
	2022		2021
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$880,990		$744,563
Demand, interest-bearing	1,090,990	0.21%	998,485	0.17%
Savings deposits	2,349,978	0.49%	2,348,375	0.18%
Time deposits	303,445	1.19%	442,989	1.72%
Total	$4,625,403		$4,534,412

	Nine Months Ended September 30,
	2022		2021
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$841,661		$703,777
Demand, interest-bearing	1,081,211	0.18%	960,383	0.19%
Savings deposits	2,414,377	0.28%	2,284,358	0.24%
Time deposits	328,892	1.23%	454,176	1.89%
Total	$4,666,141		$4,402,694

The following table presents additional information about our September 30, 2022 and December 31, 2021 deposits:

	September 30, 2022	December 31, 2021
Time deposits not covered by deposit insurance	$61,148	$68,562
Total deposits not covered by deposit insurance	1,807,688	1,711,676

Scheduled maturities of time deposits not covered by deposit insurance at September 30, 2022 were as follows:

September 30, 2022
3 months or less	$29,349
Over 3 through 6 months	5,481
Over 6 through 12 months	2,810
Over 12 months	23,508
Total	$61,148

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

The Corporation’s expected material cash requirements for the twelve months ended December 31, 2022 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities, as well as the Corporation maintains access to wholesale funding sources.

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

The Corporation's liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in the Corporation's asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or potential funding shortfalls resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation's contingency funding plan, which provides the basis for the identification of its liquidity needs.

At September 30, 2022, the Corporation’s cash and cash equivalents position was approximately $209.8 million, including liquidity of $153.2 million held at the Federal Reserve. The Corporation also has the ability to borrow funds as a member of the FHLB. At September 30, 2022, based upon available, pledgeable collateral, the Corporation's total borrowing capacity with the FHLB was approximately $951.0 million. Furthermore, at September 30, 2022, the Corporation had approximately $186.1 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through the Federal Reserve discount window, as needed. As of September 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of September 30, 2022. The Corporation’s material contractual obligations as of September 30, 2022 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 20, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

On September 21, 2022, CNB successfully completed a common stock offering resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after the deducting underwriting discount and customary offering expenses. The net proceeds from the capital raise will be used for general corporate purposes, including working capital and funding the Corporation's organic growth across its multiple geographic markets, or evaluating potential acquisition opportunities.

As of September 30, 2022, the Corporation’s total shareholders’ equity was $516.1 million, representing an increase of $73.3 million, or 16.5%, from December 31, 2021, primarily due to the $94.1 million increase in additional paid in capital as a result of the Corporation's common stock offering described above and the increase from the Corporation's quarterly earnings, partially offset by a decrease in both common dividends paid during the quarter, and accumulated other comprehensive income (loss), resulting primarily from the temporary unrealized reduction in the value on the available-for-sale investment portfolio during the nine months ended September 30, 2022.

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

As of September 30, 2022 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels. The Corporation’s capital ratios and book value per common share at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Total risk-based capital ratio	16.53%	14.92%
Tier 1 risk based ratio	13.60%	11.79%
Common equity tier 1 ratio	11.70%	9.65%
Tier 1 leverage ratio	10.67%	8.22%
Tangible common equity/tangible assets (1)	7.85%	6.45%
Book value per common share	$21.70	$22.85
Tangible book value per common share (1)	$19.61	$20.22
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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended September 30, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	September 30, 2022			September 30, 2021
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$777,824	1.81%	$3,750	$652,625	1.75%	$2,827
Tax-exempt (1) (2) (4)	35,722	2.86%	272	43,929	3.15%	334
Equity securities (1) (2)	7,765	2.25%	44	7,769	1.99%	39
Total securities (4)	821,311	1.86%	4,066	704,323	1.83%	3,200
Loans receivable:
Commercial (2) (3)	1,446,272	5.15%	18,790	1,269,813	5.02%	16,059
Mortgage (2) (3) (5)	2,396,884	4.81%	29,083	2,108,339	4.44%	23,600
Consumer (3)	112,885	10.54%	3,000	100,408	10.23%	2,588
Total loans receivable (3)	3,956,041	5.10%	50,873	3,478,560	4.82%	42,247
Other earning assets	132,314	1.99%	663	706,891	0.17%	298
Total earning assets	4,909,666	4.45%	$55,602	4,889,774	3.72%	$45,745
Noninterest-bearing assets:
Cash and due from banks	52,446			48,200
Premises and equipment	90,570			79,978
Other assets	229,807			206,539
Allowance for credit losses	(41,017)			(37,468)
Total non interest-bearing assets	331,806			297,249
TOTAL ASSETS	$5,241,472			$5,187,023
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$1,090,990	0.21%	$570	$998,485	0.17%	$421
Savings	2,349,978	0.49%	2,928	2,348,375	0.18%	1,095
Time	303,445	1.19%	910	442,989	1.72%	1,917
Total interest-bearing deposits	3,744,413	0.47%	4,408	3,789,849	0.36%	3,433
Finance lease liabilities	416	4.77%	5	496	4.80%	6
Subordinated notes and debentures	104,470	3.71%	977	154,187	4.41%	1,714
Total interest-bearing liabilities	3,849,299	0.56%	$5,390	3,944,532	0.52%	$5,153
Demand—noninterest-bearing	880,990			744,563
Other liabilities	70,524			60,106
Total liabilities	4,800,813			4,749,201
Shareholders’ equity	440,659			437,822
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,241,472			$5,187,023
Interest income/Earning assets		4.45%	$55,602		3.72%	$45,745
Interest expense/Interest-bearing liabilities		0.56%	5,390		0.52%	5,153
Net interest spread		3.89%	$50,212		3.20%	$40,592
Interest income/Earning assets		4.45%	55,602		3.72%	45,745
Interest expense/Earning assets		0.43%	5,390		0.42%	5,153
Net interest margin (fully tax-equivalent)		4.02%	$50,212		3.30%	$40,592

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended September 30, 2022 and 2021 was $305 thousand and $297 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended September 30, 2022 and 2021 was $(45.6) million and $10.0 million, respectively.
(5) Includes loans held for sale

The following table presents average balances of certain measures of our financial condition and net interest margin for the nine months ended September 30, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended,
	September 30, 2022			September 30, 2021
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$777,070	1.78%	$10,774	$602,485	1.72%	$7,618
Tax-exempt (1) (2) (4)	37,002	2.91%	830	44,290	3.49%	1,107
Equity securities (1) (2)	7,861	2.09%	123	7,573	4.43%	251
Total securities (4)	821,933	1.84%	11,727	654,348	1.87%	8,976
Loans receivable:
Commercial (2) (3)	1,409,487	4.84%	51,044	1,277,670	4.96%	47,382
Mortgage (2) (3) (5)	2,301,831	4.62%	79,471	2,057,129	4.53%	69,642
Consumer (3)	110,198	10.31%	8,498	99,164	9.91%	7,352
Total loans receivable (3)	3,821,516	4.86%	139,013	3,433,963	4.84%	124,376
Other earning assets	309,550	0.65%	1,507	624,430	0.13%	611
Total earning assets	4,952,999	4.08%	$152,247	4,712,741	3.81%	$133,963
Noninterest-bearing assets:
Cash and due from banks	50,599			46,793
Premises and equipment	87,614			78,949
Other assets	223,020			194,893
Allowance for credit losses	(39,279)			(36,432)
Total noninterest-bearing assets	321,954			284,203
TOTAL ASSETS	$5,274,953			$4,996,944
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$1,081,211	0.18%	$1,488	$960,383	0.19%	$1,342
Savings	2,414,377	0.28%	5,091	2,284,358	0.24%	4,037
Time	328,892	1.23%	3,022	454,176	1.89%	6,406
Total interest-bearing deposits	3,824,480	0.34%	9,601	3,698,917	0.43%	11,785
Finance lease liabilities	437	4.59%	15	517	4.65%	18
Subordinated notes and debentures	104,394	3.65%	2,851	107,755	4.66%	3,747
Total interest-bearing liabilities	3,929,311	0.42%	$12,467	3,807,189	0.55%	$15,550
Demand—noninterest-bearing	841,661			703,777
Other liabilities	67,780			58,059
Total liabilities	4,838,752			4,569,025
Shareholders’ equity	436,201			427,919
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,274,953			$4,996,944
Interest income/Earning assets		4.08%	$152,247		3.81%	$133,963
Interest expense/Interest-bearing liabilities		0.42%	12,467		0.55%	15,550
Net interest spread		3.66%	$139,780		3.26%	$118,413
Interest income/Earning assets		4.08%	152,247		3.81%	133,963
Interest expense/Earning assets		0.33%	12,467		0.44%	15,550
Net interest margin (fully tax-equivalent)		3.75%	$139,780		3.37%	$118,413

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the nine months ended September 30, 2022 and 2021 was $954 thousand and $692 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the nine months ended September 30, 2022 and 2021 was $(31.3) million and $10.9 million, respectively.
(5) Includes loans held for sale

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended September 30, 2022 and 2021:

Net Interest Income Rate-Volume Variance	For Three Months Ended September 30, 2022 over (under) 2021 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$805	$118	$923
Tax-exempt (2)	(36)	(26)	(62)
Equity securities (2)	0	5	5
Total securities	769	97	866
Loans receivable:
Commercial (2)	2,257	474	2,731
Mortgage (2) (3)	3,248	2,235	5,483
Consumer	324	88	412
Total loans receivable	5,829	2,797	8,626
Other earning assets	(242)	607	365
Total Earning Assets	$6,356	$3,501	$9,857

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$39	$110	$149
Savings	(3)	1,836	1,833
Time	(602)	(405)	(1,007)
Total interest-bearing deposits	(566)	1,541	975
Finance lease liabilities	(1)	0	(1)
Subordinated debentures	(553)	(184)	(737)
Total Interest-Bearing Liabilities	$(1,120)	$1,357	$237

Change in Net Interest Income	$7,476	$2,144	$9,620

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended September 30, 2022.
(3) Includes loans held for sale

The following table presents the change in net interest income for the nine months ended September 30, 2022 and 2021:

Net Interest Income Rate-Volume Variance	For Nine Months Ended September 30, 2022 over (under) 2021 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$2,807	$349	$3,156
Tax-exempt (2)	(116)	(161)	(277)
Equity securities (2)	10	(138)	(128)
Total securities	2,701	50	2,751
Loans receivable:
Commercial (2)	4,927	(1,265)	3,662
Mortgage (2) (3)	8,280	1,549	9,829
Consumer	816	330	1,146
Total loans receivable	14,023	614	14,637
Other earning assets	(308)	1,204	896
Total Earning Assets	$16,416	$1,868	$18,284

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$227	$(81)	$146
Savings	332	722	1,054
Time	(1,760)	(1,624)	(3,384)
Total interest-bearing deposits	(1,201)	(983)	(2,184)
Finance lease liabilities	(3)	0	(3)
Subordinated debentures	(107)	(789)	(896)
Total Interest-Bearing Liabilities	$(1,311)	$(1,772)	$(3,083)

Change in Net Interest Income	$17,727	$3,640	$21,367

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the nine months ended September 30, 2022.
(3) Includes loans held for sale

RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 and 2021

OVERVIEW

Net income available to common shareholders was $15.5 million, or $0.90 per diluted share, for the three months ended September 30, 2022, compared to $13.8 million, or $0.82 per diluted share, for the three months ended September 30, 2021, reflecting increases of $1.7 million, or 12.4%, and $0.08 per diluted share, or 9.8%. Earnings for the quarter ended September 30, 2022 compared to the same period in the prior year benefited primarily from growth in commercial loans and year-over-year increases in the balance of investment securities, stable credit quality, and an asset sensitive balance sheet supporting increased net interest income in the current rising rate environment.

Annualized return on average equity was 14.97% for the three months ended September 30, 2022, compared to 13.51% for the three months ended September 30, 2021. Annualized return on average tangible common equity, a non-GAAP measure, was 18.21% for the three months ended September 30, 2022, compared to 16.34% for the comparable period in 2021.

The efficiency ratio, a non-GAAP measure, was 61.95% for the three months ended September 30, 2022, compared to 59.47% for the three months ended September 30, 2021. The increase in the 2022 period was primarily a result of expected increasing costs associated with the Corporation’s expanding franchise investments into the Cleveland and Southwest Virginia markets, coupled with its continued strategic investments in technologies focused on customer sales management, while expanding and improving customer connectivity capabilities.

NET INTEREST INCOME

Net interest income of $49.9 million for the three months ended September 30, 2022 increased $9.6 million, or 23.9%, from the three months ended September 30, 2021, primarily as a result of loan growth and the net benefit of higher interest rates. Included in net interest income were PPP-related fees, which totaled approximately $74 thousand for the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021.

Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 4.02% and 3.30% for the three months ended September 30, 2022 and 2021, respectively.

The yield on earning assets of 4.45% for the three months ended September 30, 2022 increased 73 basis points from 3.72% for the three months ended September 30, 2021, primarily as a result of loan growth and the Corporation redeploying excess cash at the Federal Reserve to investment securities. Net interest income also reflected the net benefit of higher interest rates, partially offset by lower PPP-related fees in 2022 compared to 2021. The cost of interest-bearing liabilities increased 4 basis points from 0.52% for the three months ended September 30, 2021 to 0.56% for the three months ended September 30, 2022, primarily as a result of the Corporation’s targeted interest-bearing deposit rate increases, which are expected to impact deposit costs beyond the third quarter.

PROVISION FOR CREDIT LOSSES

Provision for credit losses was $1.1 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021. Included in the provision for credit losses for the three months ended September 30, 2022, was $55 thousand related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the three months ended September 30, 2021. For the three months ended September 30, 2022, net loan charge-offs were $310 thousand, or 0.03% (annualized) of average total loans including loans held for sale, compared to $778 thousand, or 0.09% (annualized), during the three months ended September 30, 2021. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses for the three months ended September 30, 2022 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2022.

NON-INTEREST INCOME

Total non-interest income was $8.0 million for the three months ended September 30, 2022, representing a decrease of $455 thousand, or 5.4%, from the same period in 2021. The decrease was primarily comprised of a $405 thousand increase in unrealized losses on equity securities and a $546 thousand decrease in mortgage banking activity. These changes were partially offset by a $477 thousand increase in income from charges on deposits and a $146 thousand increase in wealth management revenues as the Corporation benefited from an increased number of wealth management relationships.

NON-INTEREST EXPENSE

For the three months ended September 30, 2022, total non-interest expense was $36.1 million, reflecting an increase of $6.9 million, or 23.6%, from the three months ended September 30, 2021. The third quarter of 2022 included expenses related to expansion of the Corporation's workforce in its growth regions of Cleveland and Southwest Virginia, increased incentive compensation accruals resulting from the Corporation's financial performance and increased investments in technology aimed at enhancing both customer experience and the Corporation’s sales management. Also, included in the third quarter of 2022 is an approximately a $267 thousand increase in accelerated retirement benefit expenses related to a pending executive retirement.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2022 and 2021

OVERVIEW

Net income available to common shareholders was $44.1 million, or $2.59 per diluted share, for the nine months ended September 30, 2022, compared to $39.9 million, or $2.36 per diluted share, for the nine months ended September 30, 2021, reflecting increases of $4.2 million, or 10.6%, and $0.23 per diluted share, or 9.7%.

Annualized return on average equity was 14.50% for the nine months ended September 30, 2022, compared to 13.46% for the nine months ended September 30, 2021. Annualized return on average tangible common equity, a non-GAAP measure, was 17.63% for the nine months ended September 30, 2022, compared to 16.35% for the comparable period in 2021.

Efficiency ratio, a non-GAAP measure, was 60.68% for the nine months ended September 30, 2022, compared to 58.53% for the nine months ended September 30, 2021. The increase for the 2022 period was primarily a result of the same drivers as previously discussed in the "Results from Operations for the three months ended September 30, 2022 and 2021."

NET INTEREST INCOME

Net interest income of $138.8 million for the nine months ended September 30, 2022 increased $21.1 million, or 17.9%, from the nine months ended September 30, 2021, primarily as a result of loan growth and the benefits of higher interest rates in 2022 from variable-rate loans and net growth in the Corporation's investment portfolio. Included in net interest income were PPP-related fees, which totaled approximately $1.9 million for the nine months ended September 30, 2022, compared to $6.8 million for the nine months ended September 30, 2021.

Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.75% and 3.37% for the nine months ended September 30, 2022 and 2021, respectively.

The yield on earning assets of 4.08% for the nine months ended September 30, 2022 increased 27 basis points from 3.81% for the nine months ended September 30, 2021, primarily as a result of loan growth and the Corporation redeploying excess cash at the Federal Reserve to investment securities. Net interest income also reflected the net benefit of higher interest rates, partially offset by lower PPP-related fees in 2022 compared to 2021. The cost of interest-bearing liabilities decreased 13 basis points from 0.55% for the nine months ended September 30, 2021 to 0.42% for the nine months ended September 30, 2022, primarily as a result of the Corporation’s targeted deposit rate strategies coupled with an increase in the mix of non-interest bearing deposits from 16.9% of total deposits at September 30, 2021 to 18.8% at September 30, 2022.

PROVISION FOR CREDIT LOSSES

Provision for credit losses was $5.6 million for the nine months ended September 30, 2022, compared to $5.2 million for the nine months ended September 30, 2021. Included in the provision for credit losses for the nine months ended September 30, 2022 was $641 thousand related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net loan charge-offs were $1.3 million, or 0.05% (annualized) of average total loans including loans held for sale, compared to $2.3 million, or 0.09% (annualized), during the nine months ended September 30, 2021. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses for the nine months ended September 30, 2022 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2022.

NON-INTEREST INCOME

Total non-interest income was $25.8 million for the nine months ended September 30, 2022, representing an increase of $1.2 million, or 5.1%, from the same period in 2021. Included in non-interest income for the nine months ended September 30, 2022 was $651 thousand in net realized gains on available-for-sale securities. Excluding the impact of the realized gains on available-for-sale securities, a non-GAAP measure, for the nine months ended September 30, 2022, total non-interest income increased $598 thousand, or 2.4%, from the same period in 2021. During the nine months ended September 30, 2022, Wealth and Asset Management fees increased $435 thousand, or 8.7%, compared to the nine months ended September 30, 2021, as the Corporation benefited from an increased number of wealth management relationships. Other notable increases during the nine months ended September 30, 2022 included increased income from charges on deposits, pass through income from small business investment companies and bank owned life insurance mostly due to an $830 thousand gain resulting from death benefit proceeds. These were partially offset by unrealized losses on equity securities and decreased mortgage banking activity.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2022, total non-interest expense was $100.6 million, reflecting an increase of $16.6 million, or 19.8%, from the nine months ended September 30, 2021, primarily as a result of the same drivers as previously discussed in the "Results from Operations for the three months ended September 30, 2022 and 2021."

INCOME TAX EXPENSE

Income tax expense was $11.0 million, representing a 18.9% effective tax rate, and $10.0 million, representing a 18.8% effective tax rate, for the nine months ended September 30, 2022 and 2021, respectively.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	September 30,	December 31,
	2022	2021
Calculation of tangible book value per common share and tangible common equity/tangible assets:
Shareholders' equity	$516,128	$442,847
Less: preferred equity	57,785	57,785
Less: goodwill	43,749	43,749
Less: core deposit intangible	386	460
Tangible common equity	$414,208	$340,853

Total assets	$5,317,346	$5,328,939
Less: goodwill	43,749	43,749
Less: core deposit intangible	386	460
Tangible assets	$5,273,211	$5,284,730

Ending common shares outstanding, less treasury stock	21,120,584	16,855,062

Tangible book value per common share	$19.61	$20.22
Tangible common equity/Tangible assets	7.85%	6.45%

	(unaudited)
	September 30,	December 31,
	2022	2021
Calculation of allowance / loans receivable, net of PPP-related loans:
Total allowance for credit losses	$41,269	$37,588

Total loans receivable	$4,024,665	$3,634,792
Less: PPP-related loans	462	45,203
Adjusted total loans receivable, net of PPP-related loans (non-GAAP)	$4,024,203	$3,589,589

Adjusted allowance / total loans receivable, net of PPP-related loans (non-GAAP)	1.03%	1.05%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Calculation of efficiency ratio:
Non-interest expense	$36,100	$29,199	$100,601	$83,968
Less: core deposit intangible amortization	23	26	73	82
Adjusted non-interest expense (non-GAAP)	$36,077	$29,173	$100,528	$83,886

Non-interest income	$7,959	$8,414	$25,759	$24,510

Net interest income	$49,908	$40,295	$138,826	$117,721
Less: tax exempt investment and loans receivable income, net of TEFRA (non-GAAP)	1,232	1,185	3,767	3,710
Add: tax exempt investment and loans receivable income (non-GAAP) (tax-equivalent)	1,599	1,532	4,851	4,796
Adjusted net interest income (non-GAAP)	50,275	40,642	139,910	118,807
Adjusted net revenue (non-GAAP) (tax-equivalent)	$58,234	$49,056	$165,669	$143,317
Efficiency ratio	61.95%	59.47%	60.68%	58.53%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Calculation of net interest margin:
Interest income	$55,298	$45,448	$151,293	$133,271
Interest expense	5,390	5,153	12,467	15,550
Net interest income	$49,908	$40,295	$138,826	$117,721

Average total earning assets	$4,909,666	$4,889,774	$4,952,999	$4,712,741

Net interest margin (annualized)	4.03%	3.27%	3.75%	3.34%

Calculation of net interest margin (fully tax-equivalent basis):
Interest income	$55,298	$45,448	$151,293	$133,271
Tax-equivalent adjustment (non-GAAP)	305	297	954	692
Adjusted interest income (fully tax-equivalent basis) (non-GAAP)	55,603	45,745	152,247	133,963
Interest expense	5,390	5,153	12,467	15,550
Net interest income (fully tax-equivalent basis) (non-GAAP)	$50,213	$40,592	$139,780	$118,413

Average total earning assets	$4,909,666	$4,889,774	$4,952,999	$4,712,741
Less: average mark to market adjustment on investments (non-GAAP)	(45,559)	10,029	(31,330)	10,879
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,955,225	$4,879,745	$4,984,329	$4,701,862

Net interest margin (fully tax-equivalent basis) (non-GAAP) (annualized)	4.02%	3.30%	3.75%	3.37%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Calculation of Pre-Provision Net Revenue ("PPNR"): (1)
Net interest income	$49,908	$40,295	$138,826	$117,721
Add: Non-interest income	7,959	8,414	25,759	24,510
Less: Non-interest expense	36,100	29,199	100,601	83,968
PPNR (non-GAAP)	$21,767	$19,510	$63,984	$58,263

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Calculation of return on average tangible common equity:
Net income available to common stockholders	$15,549	$13,831	$44,082	$39,852
Average tangible common shareholders' equity	338,723	335,786	334,241	325,856
Return on average tangible common equity (non-GAAP) (annualized)	18.21%	16.34%	17.63%	16.35%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Calculation of non-interest income excluding net realized gains on available-for-sale securities:
Non-interest income	$7,959	$8,414	$25,759	$24,510
Less: net realized gains on available-for-sale securities	0	0	651	0
Adjusted non-interest income	$7,959	$8,414	$25,108	$24,510

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2022 and December 31, 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current interest rate environment, the 300 and 400 basis point declining interest rate scenarios have been excluded from the table.

	% Change in Net Interest Income
	September, 30, 2022	December 31, 2021
+400 basis points	17.8%	24.6%
+300 basis points	14.6%	18.0%
+200 basis points	12.1%	12.4%
+100 basis points	9.2%	6.3%
-100 basis points	(3.9)%	(6.3)%
-200 basis points	(12.7)%	(10.7)%

At September 30, 2022, the Corporation has approximately $2.0 billion in outstanding loans receivable balances that are rate sensitive over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2022	0	$0	0	500,000
August 1 – 31, 2022	0	0	0	500,000
September 1 – 30, 2022	0	0	0	500,000

(1) On May 17, 2022, the Corporation's Board of Directors authorized the repurchase of up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, are authorized to be made during the period beginning on June 2, 2022 (the date on which the Company received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023 through open market purchases, privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice

Additionally, during the quarter ended September 30, 2022, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 2, 2022	/s/ Joseph B. Bower, Jr.
Joseph B. Bower, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 2, 2022	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)