Form 10-K
period 2022-12-31
CNB FINANCIAL CORP/PA
filed 2023-03-03
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $382,432,095
The number of shares outstanding of the registrant’s common stock as of March 2, 2023: 21,116,970 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on April 18, 2023 are incorporated by reference into Part III of this report.

PART I.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Forward-Looking Statements and Factors that Could Affect Future Results" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

CNB Financial Corporation (the "Corporation") is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. On April 26, 1984, the Corporation acquired all of the outstanding capital stock of County National Bank, a national banking chartered institution. In December 2006, County National Bank changed its name to CNB Bank (the "Bank") and became a state bank chartered in Pennsylvania and subject to regulation by the Pennsylvania Department of Banking and Securities (the "Pennsylvania Department of Banking") and the Federal Deposit Insurance Corporation. In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, The Farmers Citizens Bank. In July 2016, the Corporation acquired Lake National Bank, and in July 2020, the Corporation acquired Bank of Akron.

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

CNB Bank

The Bank was originally chartered as a national bank in 1934 and is now a Pennsylvania-chartered bank. The CNB Bank franchise operates eighteen full-service branch locations in Pennsylvania.

ERIEBANK, a division of the Bank, began operations in 2005. In July 2016, the Corporation acquired Lake National Bank, which operated two full-service branches in Mentor, Ohio, approximately 20 miles east of Cleveland, Ohio. The Bank continues to operate one of these branch locations within its ERIEBANK franchise, with the other location ceasing operations in August 2020. In January 2020, the Corporation established a loan production office ("LPO") in Cleveland, Ohio. This LPO operated within the ERIEBANK division as of December 31, 2021 and has subsequently closed. In conjunction with the closing of the LPO, the Corporation opened a full-service branch in Cleveland, Ohio. The Bank currently operates twelve full-service branch locations, a division of the Bank, with its headquarters in Erie, Pennsylvania.

In October 2013, the Corporation acquired FC Banc Corp. and its subsidiary, Farmers Citizens Bank. The Bank currently operates six full-service branch locations as FCBank, a division of the Bank, with its headquarters in Worthington, Ohio.

In 2016, the Bank received regulatory approval to conduct business in the state of New York as BankOnBuffalo, a division of the Bank. In July 2020, the Corporation acquired Bank of Akron, with its branch locations operating with BankOnBuffalo. The Bank currently operates eleven branch locations, one mobile branch, one drive-up office, and one loan production office as BankOnBuffalo, a division of the Bank, with its headquarters in Buffalo, New York.

In 2021, the Bank received regulatory approval to conduct business in the state of Virginia as Ridge View Bank, a division of the Bank. The Bank currently operates two LPOs in Southwest Virginia.

In early 2023, the Bank intends to launch Impressia Bank, a full-service banking division dedicated to the professional and financial development and advancement of women business owners and women leaders. This women-focused commercial bank will operate within the existing geographic footprint of each of CNB Bank’s other divisions and also will have an online presence.

The Bank had 47 full-service branch offices located in various communities in its market area at December 31, 2022. The Bank’s primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Southwest, Virginia. Impressia Bank, a division of the Bank, will operate in the Bank’s primary market areas.

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

Cybersecurity

Following a cybersecurity incident in the fourth quarter of 2020 that resulted in potential unauthorized access to personally identifiable information, the Corporation has continued to enhance its data security systems, technology platforms, employee education, and risk management processes in an effort to underpin its business strategy. Although the Corporation’s core systems were not compromised and the Corporation has not experienced any material losses, the Corporation is committed to implementing strategies to prevent and/or mitigate future cyber attacks.

Federal regulators issued two statements regarding cybersecurity: (i) a statement indicating that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institutions; and (ii) a statement indicating the expectation of a financial institution's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption, and maintenance of the financial institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to: (a) enable recovery of data and business operations, (b) address rebuilding network capabilities, and (c) restore data if the financial institution or any of its critical service providers fall victim to this type of cyber-attack. If the Corporation does not comply with this regulatory guidance, it could be subject to various regulatory sanctions, as well as financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident that has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify their customers of a computer-security incident.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The Corporation expects this trend of state-level activity in those areas to continue, and continues to monitor developments in the states in which the Corporation’s customers are located.

Competition

The financial services industry in the Corporation’s service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, and credit unions. The increased competition has resulted from changes in legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, leasing companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms, and even government agencies provide additional competition for loans and other financial services. Some of the financial service providers operating in the Corporation’s market area operate on a large-scale regional or national basis and possess greater resources than those of the Corporation. The Corporation is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of a certain size (greater than 9% beginning January 1, 2022), we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for prompt corrective action purposes. To date, we have not opted in to this community bank leverage ratio framework.
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

At December 31, 2022, the Bank qualified as "well capitalized" under applicable regulatory capital standards.

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

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the record of all financial institutions it supervises to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. The Bank received a CRA rating of "Satisfactory" at its most recent CRA exam.

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

Human Capital

As of December 31, 2022, the Corporation had a total of 759 employees, of which 722 were full time and 37 were part time.

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

Strategic Planning and Related Training

The Corporation has established a formal Strategic Plan, and the framework of the Strategic Plan establishes that principles of inclusion and diversity encompass and integrate with the other objectives of the Strategic Plan, including exceptional experiences, demonstrated leadership, adaptable technology, and long-term growth. In establishing these principles as the foundation upon which all other strategic objectives are anchored, the Corporation seeks to further develop and sustain a diverse, equitable, and inclusive culture, with sensitivity to the entirety of the Corporation’s footprint and environment in which it operates. The differences among the Corporation’s Board of Directors and employees, and its customers and community members, are respected and embraced to drive innovative products, services, and solutions that effectively meet the variety of needs among the Corporation’s diverse group of stakeholders.

To ensure that the Environmental, Social, and Governance principles are understood, implemented, and demonstrated by the Corporation’s employee team on a sustained basis, the Corporation developed a comprehensive diversity, equity, and inclusion ("DE&I") communication processes and a training curriculum which was rolled out to all employees, including internal sessions delivered by a certified diversity and inclusion trainer, supplemented by relevant external training sources. Employee experience committees were also formed in 2022 to explore and evaluate how various DE&I topics impact our employees and how we can better address them. To monitor progress and solicit feedback, the Corporation conducted a company wide survey on DE&I. The results of this survey will be utilized for developing areas of focus for 2023. In 2023, the Corporation also plans to continue offering training to employees, including a module within the Corporation's training program for new managers, monthly lunch and learn events, and develop employee resource groups, which are employee-led groups whose aim is to foster a diverse, inclusive workplace aligned within the organization.

Inclusion and Diversity Committee

In support of its strategic diversity and inclusion efforts, and to ensure that the diverse perspectives of the entire Corporation’s employee team is considered when developing and implementing its service and operating profile, the Corporation established a Diversity, Equity and Inclusion Committee (the “Diversity Committee”) in 2018. The Diversity Committee, which meets monthly, is comprised of over 10 employee members including underrepresented minorities, females, and those who identify as LGTBQAI+, as well as two senior executive level members, with the following committee responsibilities and goals:

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

Human Capital Management and Leadership Development

We seek to recognize the unique contribution each employee brings to the Corporation, and we are fully committed to supporting a workplace that understands, accepts and values the similarities and differences between individuals. The Corporation’s key human capital management objectives are to recruit, hire, develop, and promote a deeply experienced and diverse employee team, supplemented by similarly inclusive and diversity-focused third-party vendors, that collectively translate into a strong workforce committed to fostering, promoting, and preserving the entire spectrum of our communities and culture, while successfully executing our business strategies and demonstrating our corporate values. To support these objectives, the Corporation’s Employee Experience processes and programs are designed and operated to:

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

A critical measure is realizing increasing diversity in our senior leadership positions, as those members of the Corporation’s management have greater ability to effectuate sustained change in the composition of our team and the expanded, relevant involvement of all groups within the spectrum of our workforce and communities. We are proud of the diversity we have achieved within the Corporation’s senior leadership team, which is comprised of 16 individuals, of which 50% are female or members of underrepresented minority groups.

Overall, the Corporation's workforce is 67% female and 33% male, as reported by those who self-identified. In addition, 11% of the Corporation's workforce self-identified as a member of an underrepresented minority group. The underrepresented minority groups include individuals who self-identify as an ethnicity other than white, LGBTQAI+ or military veteran.

As a result of broadening our recruitment efforts to increase the diversity of our teams, for the year ended December 31, 2022, 45 people out of 196 total hires for the Corporation identified as an underrepresented group. The Corporation increased the percentage of underrepresented hires from 19.5% of total new hires in 2021 to 22.7% in 2022, allowing us to continue to improve our overall diversity workforce profile, as our regional banks' workforce profiles are moving towards better alignment with the overall demographics of their respective communities.

Community Involvement and Social Impacts

The Corporation serves as a cornerstone institution of both financial support and community service in the markets in which we serve. We are committed to strengthening these communities through the active volunteering of our employees.

The Corporation's employees actively participate in their local communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2022, employees donated 15,316 hours in support of more than 658 organizations, with 60% of employees actively participating. Additionally, there were approximately $987,000 in donations to community organizations and events within the communities we serve. Notably, the Corporation’s Martin Luther King, Jr. "Take the Day On" efforts resulted in the support of 30 community organizations and 249 volunteer hours recorded. Employees collected donations and delivered them to local organizations in need during this national day of service, which typically serves as a bank holiday.

The Corporation expanded its efforts surrounding its financial literacy outreach in 2022, conducting five Financial Reality Fairs in various regions throughout the footprint we serve. The fairs teach real-life budgeting skills to high school students, many of whom are in low-to-moderate income households. The fairs included seven high schools and almost 1,000 students. Eighty employees donated over 875 hours of volunteer time and leveraged partnerships with thirty community organizations. Our employees and community volunteers not only shared their real-life knowledge of budgeting, but also provided additional financial education after the events. In addition to the fairs, employees participated in 120 other financial literacy events ranging from basic community banking sessions to school presentations. A total of 1,219 volunteer hours can be attributed to the Corporation’s financial literacy program. Further, the Corporation sponsored elementary and secondary banking curriculum materials donating $30,155 to provide 8,666 workbooks for students, along with teacher guides and complimentary digital programs. Additionally, the Corporation provided $300,000 in Educational Improvement Tax Credit Program scholarships, and $24,500 in academic scholarships in service to the communities in which we operate.

In 2022, the Corporation focused on increasing its outreach to those who are "unbanked" or "underbanked". Two examples of how the Corporation worked to address this social issue include the launch of the Stress Less account, the Bank's first Bank On Certified account and opening a new fully mobile "BankOnWheels" to operate in the Buffalo metro area. The national Bank On movement seeks to provide consumers safe and affordable access to the mainstream financial system and help connect unbanked and underbanked people to these products. The Bank is committed to expanding banking access to its communities with this Bank On Certified account. Features of this account include a low minimum to open, checkless checking, a low monthly service charge, free access to eBanking, debit card access, and no fees for overdraft or dormancy. BankOnWheels, which opened in the fourth quarter of 2022, is an innovative new banking experience, making full-service banking accessible to more consumers and small businesses, particularly those in underserved communities. The first of its kind operated by any financial institution in Western New York, BankOnWheels is a full-service, yet fully mobile bank branch, which will enable the Bank to deliver essential banking services to communities with little or no access to such services today. The BankOnWheels will rotate between three locations in the cities of Buffalo and Niagara Falls, which are located in communities underserved by banks, with plans to serve additional areas in the future.

Throughout its history, the Corporation has focused on strengthening the communities it serves. We accomplish this by promoting economic development through investments in community-strengthening initiatives, such as affordable housing and revitalization efforts. As of December 31, 2022, the Corporation’s investment in affordable housing totaled approximately $8.0 million, with an additional investment commitment of $1.0 million and $2.5 million invested in the Erie Downtown Development Corporation, which is focused on revitalization efforts in downtown Erie, Pennsylvania.

The Corporation is also committed to supporting women owned businesses. The Bank intends to launch Impressia Bank, a division of the Bank, in the first quarter of 2023. Designed for women by women, Impressia Bank will be a full-service banking division of the Bank dedicated to the professional and financial development and advancement of women business owners and women leaders. Impressia Bank clients will have access to resources related to accelerating their business, developing appropriate business strategies, and establishing a community of women who support one another.

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

Economic Risks

Economic conditions could adversely affect our business and financial results.

The Corporation’s financial condition and results of operations are impacted by global markets and economic conditions over which the Corporation has no control. Inflation has significantly increased since the start of 2021 and continues to remain at elevated levels compared to recent years, which has led to increased costs for businesses and consumers. An economic downturn or recession, including deterioration in the economic conditions in the U.S., or a slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations. Poor economic conditions have in the past adversely affected, and may in the future affect, the demand for the Corporation’s products, the creditworthiness of the Corporation’s borrowers and the value of the Corporation’s investment securities and other interest-earning assets. In particular, the Corporation may face the following risks in connection with the economic or market environment:

•The Corporation’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
•Competition in the banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

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

The Bank’s primary source of funding is customer deposits, gathered throughout its network of banking offices. Periodically, the Corporation utilizes term borrowings from the Federal Home Loan Bank (the "FHLB") of Pittsburgh, of which the Bank is a member, and other lenders to meet funding obligations. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

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

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank are secured, but some loans are unsecured based upon management’s evaluation of the creditworthiness of the borrowers. With respect to secured loans, the collateral securing the repayment of these loans principally includes a wide variety of real estate, and to a lesser extent commercial and personal property, either of which may be insufficient to cover the obligations owed under such loans.

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

The allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. Following the issuance by the Financial Accounting Standards Board ("FASB") of Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," the Corporation adjusted its loan allowance methodology to reflect the new standard, which requires periodic estimates of lifetime expected credit losses on financial assets and categorizes expected credit losses as allowances for credit losses under the current expected credit loss ("CECL") methodology. The Corporation measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the models utilized by the Corporation to estimate expected credit losses include a discounted cash flow ("DCF") model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity ("WARM") model which contemplates expected losses at a pool-level, utilizing historic loss information. The Corporation's models for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

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

Interest rate risk can be defined as the sensitivity of net interest income and of the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk arises from the imbalance in the re-pricing, maturity, and/or cash flow characteristics of assets and liabilities. The Corporation is subject to interest rate risk to the degree that its interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than its interest earning assets. Changes in interest rates, including those due to federal monetary policy, will affect the levels of income and expense recorded on a large portion of the Bank’s assets and liabilities, and fluctuations in interest rates will impact the market value of all interest sensitive assets. Significant fluctuations in interest rates could have a material adverse impact on the Corporation’s business, financial condition, results of operations, or liquidity.

In response to high inflation, the Federal Reserve significantly increased the benchmark federal funds rate during 2022 and has signaled its intention to continue with additional increases in 2023. These actions have significantly increased interest rates. As interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. Furthermore, these increases in interest rates increase our cost of new debt or preferred capital.

The Bank’s interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on earnings, is determined through the use of static gap analysis and earnings simulation modeling under multiple interest rate scenarios. Management’s objectives are to measure, monitor, and develop strategies in response to the interest rate risk profile inherent in the Bank’s balance sheet in order to preserve the sensitivity of net interest income to actual or potential changes in interest rates. For further information on risk relating to interest rates, refer to Part I, Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," herein.

The Corporation’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk, and declines in value in its investment securities portfolio may require it to record impairment charges that could have a material adverse effect on its results of operations and financial condition.

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

In 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate ("LIBOR"), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to LIBOR in derivatives and other financial contracts. The U.S. bank regulators issued a Statement on LIBOR Transition on November 30, 2020 encouraging banks to transition away from U.S. Dollar (USD) LIBOR as soon as practicable and in any event by December 31, 2021 for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023. We are not able to predict with certainty when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If such an increase or decrease were to occur, our interest payments that are higher or lower than if LIBOR were to remain available in its current form.

We have a number of loans, derivative contracts, borrowings, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates (including SOFR) are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design, and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

The Corporation’s stock price may fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include the Corporation’s:

•past and future dividend practice;
•financial condition, performance, creditworthiness, and prospects;
•quarterly variations in the Corporation’s operating results or the quality of the Corporation’s assets;

•operating results that vary from the expectations of management, securities analysts, and investors;
•changes in expectations as to the Corporation’s future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, acquisitions, and other material events by the Corporation or its competitors;
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

The future declaration of dividends by the Corporation’s Board of Directors will depend on a number of factors, including capital requirements, regulatory limitations, the Corporation’s operating results and financial condition and general economic conditions. As a bank holding company, the Corporation’s principal assets and sources of income are derived from the Bank and, as a result, the Corporation’s ability to pay dividends depends primarily on the receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on retained earnings, imposed by bank regulatory agencies. The ability of the Bank to pay dividends is also subject to financial condition, regulatory capital requirements, capital expenditures, and other cash flow requirements. The Corporation cannot assure you that the Bank will be able to pay dividends to the Corporation in the future. If the Corporation were unable to receive dividends from the Bank, it would materially and adversely affects the Corporation’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common stock. The Corporation may decide to limit the payment of dividends to its stockholders even when the Corporation has the legal ability to pay them in order to retain earnings for use in the Corporation’s business.

Operational and Strategic Risks

The Bank’s loans are principally concentrated in certain areas of Pennsylvania, Ohio, New York and Virginia, and adverse economic conditions in those markets could adversely affect the Corporation’s business, financial condition and results of operations.

The Corporation’s success is dependent to a significant extent upon general economic conditions in the United States and, in particular, the local economies in Central and Northwest Pennsylvania, Central and Northeast Ohio, Western New York and Southwest Virginia - the primary markets served by the Bank. The Bank is particularly exposed to real estate and economic factors in these geographic areas, as most of its loan portfolio is concentrated among borrowers in these markets. Furthermore, because a substantial portion of the Bank’s loan portfolio is secured by real estate in these areas, the value of the associated collateral is also subject to regional real estate market conditions.

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

Our branch locations and our customers’ properties may be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can force property closures, result in property damage and/or result in delays in expansion, development or renovation of our properties and those of our customers. Even if these events do not directly impact our properties or our customers’ properties, they may impact us and our customers through increased insurance, energy or other costs. In addition, changes in laws or regulations, including federal, state or city laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our branch locations and/or our customers’ properties. We also face investor-related climate risks. Investors are increasingly taking into account environmental, social, and governance factors, including climate risks, in determining whether to invest in companies. Our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

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

The financial services industry is undergoing rapid technological change and technological advances are likely to intensify competition. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Accordingly, the Corporation’s future success will depend in part on its ability to address customer needs by using technology. The Corporation cannot assure you that it will be able to successfully take advantage of technological changes or advances or develop and market new technology driven products and services to its customers. Failure to keep pace with technological change affecting the financial services industry could have a material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

Many regional, national, and international competitors have far greater assets and capitalization than the Corporation has and greater resources to invest in technology and access to capital markets and can consequently offer a broader array of financial services than the Corporation can. We cannot assure you that we will continue to be able to compete effectively with other financial institutions in the future. Developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity. For further information on competition, refer to Part I, Item 1, "Competition," herein.

The unsoundness of other financial institutions with which the Corporation does business could adversely affect the Corporation’s business, financial condition or results of operations.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. The Corporation routinely executes transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives, and hedging transactions. In addition, the Corporation invests in securities or loans originated or issued by financial institutions or supported by the loans they originate. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose the Corporation to credit or investment risk in the event of default by the Corporation’s counterparty. In addition, the Corporation’s credit risk may be exacerbated if the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to the Corporation. The Corporation could incur losses to its securities portfolio as a result of these issues. These types of losses may have a material adverse effect on the Corporation’s business, financial condition or results of operation.

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

The Corporation, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions. The Corporation also collects and processes regulated personal data of employees and customers, and as such, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, vulnerabilities, disruptions and breakdowns. Although the Corporation has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber attacks or security breaches of its networks, systems or devices on which employees' or customers’ personal information is stored and that customers use to access the Corporation’s and its subsidiaries products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Corporation’s results of operations or financial condition. In addition, significant disruptions of our third party vendors’ and/or service providers’ security systems or infrastructure, or other similar data security incidents, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, regulated personal or confidential information, which could harm our business.

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

The Corporation’s risk and exposure to these matters, including future "phishing" attempts like the 2020 incident, which was disclosed in the Corporation's Annual Form 10-K for the year ended December 31, 2020, remain heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Corporation’s controls, processes and practices designed to protect its and its subsidiaries systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation. As cyber threats continue to evolve, the Corporation may be required to expend further significant resources to continue to modify or enhance its protective measures or to investigate and remediate future information security vulnerabilities.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

A pandemic, including the ongoing COVID-19 pandemic, and measures intended to prevent its spread, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

A pandemic, such as the ongoing COVID-19 pandemic, and emergence of new variants could negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact our business, results of operations, cash flows, and financial condition. Pandemic outbreaks could lead (and the current outbreak of COVID-19 has led) governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures and quarantine orders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 1 South Second Street, Clearfield, Pennsylvania, in a building owned by the Corporation. The Bank operates 47 full-service offices at December 31, 2022. Of these 47 offices, 23 are owned and 23 are leased from independent owners and one is leased from the Corporation. Holiday has nine full-service offices, of which eight are leased from independent owners and one is leased from the Corporation. The Bank’s primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Southwest, Virginia. Impressia Bank, a division of the Bank, will operate in the Bank’s primary market areas. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses. The initial lease terms range from three to twenty years.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Global Select Market of NASDAQ under the symbol "CCNE." As of December 31, 2022, the number of shareholders of record of the Corporation’s common stock was 7,023.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2022	—	$—	—	500,000	(1)
November 1 – 30, 2022	—	—	—	500,000	(1)
December 1 – 31, 2022	—	—	—	500,000	(1)

(1) On May 17, 2022, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, are authorized to be made during the period beginning on June 2, 2022 (the date on which the Corporation received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023 through open market purchases, privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended without prior notice. As of December 31, 2022, there were 500,000 shares remaining for repurchase under the program.

Additionally, during the quarter ended December 31, 2022, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

Share Return Performance

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the NASDAQ Composite Index and a peer group index of banking organizations for the five-year period commencing December 31, 2017 and ending December 31, 2022.

 CNB Financial Corporation

Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
CNB Financial Corporation
NASDAQ Composite Index
KBW NASDAQ Bank Index

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
CNB Financial Corporation	100.00	89.51	130.62	88.06	112.68	103.95
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

Source : S&P Global Market Intelligence
© 2023

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented to provide insight into management’s assessment of financial results and should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 "Business," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part II, Item 8 "Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Such known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets; (ii) changes in interest rates; (iii) the duration and scope of a pandemic, including the ongoing COVID-19 pandemic, and the local, national and global impact of a pandemic; (iv) changes in general business, industry or economic conditions or competition; (v) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vi) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vii) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (viii) changes in the quality or composition of our loan and investment portfolios; (ix) adequacy of loan loss reserves; (x) increased competition; (xi) loss of certain key officers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost or sources of funds, demand for loan and deposit products or demand for financial services; and (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Overview

The Corporation is a financial holding company registered under the BHC Act. It was incorporated under the laws of the Commonwealth of Pennsylvania in 1983 for the purpose of engaging in the business of a financial holding company. The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in Southwest, Virginia. Impressia Bank, a division of the Bank, will operate in the Bank’s primary market areas beginning in the first quarter of 2023. Although the Corporation’s strategies, through its Bank subsidiary, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a doing business as basis.

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

Non-GAAP measures reflected within the discussion below include:

•Tangible book value per common share;
•Tangible common equity/tangible assets;
•Adjusted allowance/loans receivable, net of Paycheck Protection Program ("PPP") related loans;
•Net interest margin (fully tax equivalent basis);
•Efficiency ratio;
•Pre-provision net revenue ("PPNR");
•Return on average tangible common equity; and
•Non-interest income excluding realized gains on available-for-sale ("AFS") securities.

A reconciliation of these non-GAAP financial measures is provided below in the "Non-GAAP Financial Measures" section.

Primary Factors Used To Evaluate Performance

Management considers return on average assets, return on average equity, return on average tangible common equity, earnings per common share, tangible book value per common share, asset quality, net interest margin, and other metrics as key measures of the financial performance of the Corporation. The interest rate environment will continue to play an important role in the future earnings of the Corporation. To address the challenging interest rate and competitive environments, the Corporation continues to evaluate, develop and implement strategies necessary to support its ongoing financial performance objectives and future growth goals. Additionally, management frequently evaluates the potential impact of economic and geopolitical events that may have an impact on the credit risk profile of its customers and develops proactive strategies to mitigate such potential impacts on the Corporation’s loan portfolio.

Financial Condition

The following table presents ending balances, growth, and the percentage change of certain measures of our financial condition for specified years (dollars in millions):

	2022 Balance	2021 Balance	$ Change vs. prior year	% Change vs. prior year
Total assets	$5,475.2	$5,328.9	$146.2	2.7%
Total loans, net of allowance for credit losses	4,231.7	3,597.2	634.5	17.6
Total securities	785.8	707.6	78.2	11.1
Total deposits	4,622.4	4,715.6	(93.2)	(2.0)
Total shareholders’ equity	530.8	442.8	87.9	19.9

Cash and Cash Equivalents

Cash and cash equivalents totaled $106.3 million at December 31, 2022, including $43.4 million held at the Federal Reserve. Cash and cash equivalents totaled $732.2 million at December 31, 2021. The decrease in cash and cash equivalents from December 31, 2021 to December 31, 2022 was due primarily to robust loan growth coupled with an increase in investment purchases, to position a portion of the excess liquidity into higher earning assets, and a decrease in deposits. The decrease in deposits was driven primarily by the impact of competitive pricing pressures due to the rapid increase in interest rates, as well as customers experiencing substantial increases in costs due to inflation.

Management believes the liquidity needs of the Corporation are satisfied primarily by the current balance of cash and cash equivalents, customer deposits, FHLB financing, other funding sources and the portions of the securities and loan portfolios that mature within one year. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due. In addition to the above noted liquidity sources, the Corporation maintains access to the Federal Reserve discount window.

Securities

Securities AFS and equity securities totaled $381.0 million and $707.6 million at December 31, 2022 and 2021, respectively. At December 31, 2022, the total balance of investments classified as held-to-maturity ("HTM") securities was $404.8 million. There were no investments classified as HTM at December 31, 2021. During 2022, as a result of the Corporation’s asset/liability and capital management strategies, securities with a combined amortized cost of $220.8 million and a fair value of $213.7 million were transferred from AFS to HTM. These HTM portfolio bonds continue to support liquidity through pledging and can be utilized as collateral against borrowings. In addition to these internal portfolio transfers, some of the investment purchases made by the Corporation during 2022 were also classified as HTM securities.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the consolidated financial statements provides more detail concerning the composition of the Corporation’s investment securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of December 31, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	December 31, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$1,236	3.03%	$1,893	1.76%	$—	—%	$—	—%	$3,129	2.26%
State and Political Subdivisions	3,069	3.13	28,032	2.69	46,881	2.21	17,681	2.33	95,663	2.40
Residential and multi-family mortgage	—	—	8,690	2.96	27,454	2.27	181,403	1.58	217,547	1.72
Corporate notes and bonds	356	0.61	11,415	3.61	30,620	4.34	—	—	42,391	4.11
Pooled SBA	—	—	206	5.28	8,154	2.77	4,319	1.99	12,679	2.55
Total	$4,661	2.91%	$50,236	2.92%	$113,109	2.84%	$203,403	1.65%	$371,409	2.20%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of December 31, 2022.

	December 31, 2022
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$5,058	0.58%	$242,928	1.55%	$59,725	1.72%	$—	—%	$307,711	1.57%
Residential and multi-family mortgage	—	—	3,841	2.78	2,499	3.34	90,714	2.82	97,054	2.83
Total	$5,058	0.58%	$246,769	1.57%	$62,224	1.79%	$90,714	2.82%	$404,765	1.87%

The following table summarizes the weighted average modified duration of securities AFS as of December 31, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.06
State and Political Subdivisions	6.18
Residential and multi-family mortgage	5.76
Corporate notes and bonds	5.02
Pooled SBA	2.97
Total	5.65

The following table summarizes the weighted average modified duration of securities HTM as of December 31, 2022.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	3.44
Residential and multi-family mortgage	5.13
Total	3.85

The portfolio contains no holdings of a single issuer that exceeds 10% of shareholders’ equity other than U.S. government sponsored entities.

The Corporation generally purchases debt securities over time and does not attempt to "time" its transactions, which allows for more efficient management of fluctuations in the interest rate environment. The Corporation's strategy given the current environment is to focus on lower risk securities and shorter durations that complement the current portfolio investment ladder, coupled with consistent reinvestment of cash flows to replace lower earning assets.

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

Loans Receivable

Note 4, "Loans Receivable and Allowance for Credit Losses," in the consolidated financial statements provides more detail concerning the loan portfolio of the Corporation.

At December 31, 2022, loans, excluding the impact of (i) syndicated loans, and (ii) PPP loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"), totaled $4.1 billion, representing an increase of $654.5 million, or 18.9%, from December 31, 2021. This favorable loan growth, which was experienced across the Corporation's footprint, continued to reflect the Corporation's ongoing expansion in the Cleveland and Southwest Virginia regions, as well as new opportunities from its new loan production office in Rochester, New York, combined with growth in the portfolio related to its Private Banking division.

For the twelve months ended December 31, 2022, the Corporation's balance sheet reflected an increase in syndicated lending balances of $30.9 million compared to December 31, 2021. The syndicated loan portfolio totaled $156.6 million, or 3.7% of total loans, excluding PPP-related loans, at December 31, 2022, compared to $125.8 million, or 3.5% of total loans, excluding PPP-related loans, at December 31, 2021.

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

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at December 31, 2022. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	December 31, 2022
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$—	$2,258	$8,110	$—	$10,368
Owner-occupied, nonfarm nonresidential properties	5,821	21,134	14,394	5,043	46,392
Agricultural production and other loans to farmers	8	280	—	—	288
Commercial and Industrial	18,633	233,379	86,071	175	338,258
Obligations (other than securities and leases) of states and political subdivisions	7,732	8,784	62,426	30,619	109,561
Other loans	5	659	579	12,331	13,574
Other construction loans and all land development and other land loans (1)	32,969	39,385	13,856	1,317	87,527
Multifamily (5 or more) residential properties	925	54,416	4,232	4,580	64,153
Non-owner occupied, nonfarm nonresidential properties	13,647	63,163	58,292	1,316	136,418
1-4 Family Construction (1)	932	518	690	3,875	6,015
Home equity lines of credit	180	75	600	412	1,267
Residential Mortgages secured by first liens	4,253	27,774	247,189	127,414	406,630
Residential Mortgages secured by junior liens	190	7,951	49,616	10,989	68,746
Other revolving credit plans	7	9	15	3	34
Automobile	415	15,279	6,106	—	21,800
Other consumer	3,571	35,047	7,736	2,618	48,972
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$89,288	$510,111	$559,912	$200,692	$1,360,003

Loans Receivable with Variable or Floating Interest Rate
Farmland	$555	$2,936	$9,711	$8,598	$21,800
Owner-occupied, nonfarm nonresidential properties	27,944	47,753	286,668	59,736	422,101
Agricultural production and other loans to farmers	668	71	171	—	910
Commercial and Industrial	227,253	136,938	87,093	2,369	453,653
Obligations (other than securities and leases) of states and political subdivisions	—	4,189	9,323	22,272	35,784
Other loans	2,329	2,550	1,350	4,907	11,136
Other construction loans and all land development and other land loans (1)	80,439	130,120	133,697	14,902	359,158
Multifamily (5 or more) residential properties	24,099	24,630	134,085	10,729	193,543
Non-owner occupied, nonfarm nonresidential properties	89,170	172,890	329,264	67,573	658,897
1-4 Family Construction (1)	4,428	13,812	5,461	21,455	45,156
Home equity lines of credit	4,844	8,238	63,540	47,003	123,625
Residential Mortgages secured by first liens	6,304	17,077	157,565	354,955	535,901
Residential Mortgages secured by junior liens	1,587	310	3,666	329	5,892
Other revolving credit plans	3,643	3,051	28,796	848	36,338
Automobile	—	6	—	—	6
Other consumer	1	32	58	81	172
Credit cards	10,825	—	—	—	10,825
Overdrafts	278	—	—	—	278
Total	$484,367	$564,603	$1,250,448	$615,757	$2,915,175

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments may include loans that have a permanent financing period as part of the original term of the loan. Upon completion of the construction period the loans are reclassified to their permanent financing loan segment.

Loan Concentration

At December 31, 2022, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Nonaccrual loans	$20,986	$19,420
Accrual loans greater than 90 days past due	1,121	168
Total nonperforming loans	22,107	19,588
Other real estate owned	1,439	707
Total nonperforming assets	$23,546	$20,295
Loans modified in a troubled debt restructuring ("TDR"):
Performing TDR loans	$6,006	$9,006
Nonperforming TDR loans (1)	6,377	7,600
Total TDR loans	$12,383	$16,606
Total loans	$4,275,178	$3,634,792
Nonaccrual loans as a percentage of loans	0.49%	0.53%
Total assets	$5,475,179	$5,328,939
Nonperforming assets as a percentage of total assets	0.43%	0.38%
Allowance for credit losses on loans	$43,436	$37,588
Allowance for credit losses / Total loans	1.02%	1.03%
Ratio of allowance for credit losses on loans to nonaccrual loans	206.98%	193.55%
(1) Nonperforming TDR loans are also included in the balance of nonaccrual loans.

Total nonperforming assets were $23.5 million, or 0.43% of total assets, as of December 31, 2022, compared to $20.3 million, or 0.38% of total assets, as of December 31, 2021. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 207.0% as of December 31, 2022, compared to 193.6% as of December 31, 2021.

The Corporation has established written lending policies and procedures that require underwriting standards, loan documentation, and credit analysis standards to be met prior to funding a loan. Subsequent to the funding of a loan, ongoing review of credits is required. Credit reviews are performed quarterly by an outsourced loan review firm and cover approximately 65% of the commercial loan portfolio on an annual basis. In addition, the external independent loan review firm reviews past due loans and all classified assets and nonaccrual loans annually.

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

Allowance for Credit Losses

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies" and Note 4, "Loans and Allowance for Credit Losses" in these consolidated financial statements.

The table below provides an allocation of the allowance for credit losses on loans by loan portfolio segment at December 31, 2022 and 2021; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$159	0.8%	$32,168	0.49%
Owner-occupied, nonfarm nonresidential properties	2,905	11.0	468,493	0.62
Agricultural production and other loans to farmers	6	—	1,198	0.50
Commercial and Industrial [1]	9,766	18.5	791,911	1.23
Obligations (other than securities and leases) of states and political subdivisions	1,863	3.4	145,345	1.28
Other loans	456	0.6	24,710	1.85
Other construction loans and all land development and other land loans	3,253	10.5	446,685	0.73
Multifamily (5 or more) residential properties	2,353	6.0	257,696	0.91
Non-owner occupied, nonfarm nonresidential properties	7,653	18.6	795,315	0.96
1-4 Family Construction	327	1.2	51,171	0.64
Home equity lines of credit	1,173	2.9	124,892	0.94
Residential Mortgages secured by first liens	8,484	22.0	942,531	0.90
Residential Mortgages secured by junior liens	1,035	1.7	74,638	1.39
Other revolving credit plans	722	0.9	36,372	1.99
Automobile	271	0.5	21,806	1.24
Other consumer	2,665	1.1	49,144	5.42
Credit cards	67	0.3	10,825	0.62
Overdrafts	278	—	278	100.00
Total loans	$43,436	100.0%	$4,275,178	1.02%
Excluding PPP loans, net of deferred processing fees	$43,436		$4,275,019	1.02%

1 PPP loans, net of deferred PPP processing fees, those disbursed in 2021, are included in the Commercial and Industrial classification.

	December 31, 2021
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
Farmland	$151	0.7%	$23,768	0.64%
Owner-occupied, nonfarm nonresidential properties	3,339	12.0	434,672	0.77
Agricultural production and other loans to farmers	9	—	1,379	0.65
Commercial and Industrial [1]	8,837	19.5	708,989	1.25
Obligations (other than securities and leases) of states and political subdivisions	1,649	3.9	140,887	1.17
Other loans	149	0.4	13,979	1.07
Other construction loans and all land development and other land loans	2,198	8.2	298,869	0.74
Multifamily (5 or more) residential properties	2,289	5.9	216,143	1.06
Non-owner occupied, nonfarm nonresidential properties	6,481	18.2	663,062	0.98
1-4 Family Construction	158	1.0	37,822	0.42
Home equity lines of credit	1,169	2.9	104,517	1.12
Residential Mortgages secured by first liens	6,943	22.7	826,729	0.84
Residential Mortgages secured by junior liens	546	1.6	56,689	0.96
Other revolving credit plans	528	0.7	26,536	1.99
Automobile	263	0.6	20,862	1.26
Other consumer	2,546	1.4	49,676	5.13
Credit cards	92	0.3	9,935	0.93
Overdrafts	241	—	278	86.69
Total loans	$37,588	100.0%	$3,634,792	1.03%
Excluding PPP loans, net of deferred processing fees	$37,588		$3,589,589	1.05%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of total loans was 1.02% as of December 31, 2022, compared to 1.03% as of December 31, 2021.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the year ended December 31, 2022, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the COVID-19 pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the consolidated financial statements provides further disclosure of loan balances by portfolio segment as of December 31, 2022 and 2021, as well as the nature and scope of loans modified in a troubled debt restructuring during 2022 and 2021 and the related effect on provision for credit expense and allowance for credit losses.

Additional information related to credit loss expense and net (charge-offs) recoveries at December 31, 2022, 2021 and 2020 is presented in the tables below.

	Year Ended December 31, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$8	$—	$32,075	—%
Owner-occupied, nonfarm nonresidential properties	(428)	(6)	467,606	—
Agricultural production and other loans to farmers	(3)	—	1,254	—
Commercial and Industrial	965	(36)	762,585	—
Obligations (other than securities and leases) of states and political subdivisions	214	—	149,253	—
Other loans	307	—	16,861	—
Other construction loans and all land development and other land loans	1,055	—	334,450	—
Multifamily (5 or more) residential properties	64	—	227,715	—
Non-owner occupied, nonfarm nonresidential properties	1,171	1	697,930	—
1-4 Family Construction	169	—	41,849	—
Home equity lines of credit	(8)	12	115,682	0.01
Residential Mortgages secured by first liens	1,564	(23)	874,675	—
Residential Mortgages secured by junior liens	489	—	63,362	—
Other revolving credit plans	236	(42)	29,398	(0.14)
Automobile	34	(26)	20,677	(0.13)
Other consumer	1,653	(1,534)	50,196	(3.06)
Credit cards	36	(61)	11,872	(0.51)
Overdrafts	460	(423)	282	(150.00)
Total	$7,986	$(2,138)	$3,897,722	(0.05)%
(1) Excludes provision for credit losses totaling $603 thousand, related to unfunded commitments. Note 20, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Year Ended December 31, 2021
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(70)	$—	$22,970	—%
Owner-occupied, nonfarm nonresidential properties	213	(574)	428,377	(0.13)
Agricultural production and other loans to farmers	(15)	—	2,245	—
Commercial and Industrial	2,564	40	680,368	0.01
Obligations (other than securities and leases) of states and political subdivisions	1,028	(377)	138,604	(0.27)
Other loans	81	—	12,187	—
Other construction loans and all land development and other land loans	524	(282)	246,583	(0.11)
Multifamily (5 or more) residential properties	(435)	—	218,285	—
Non-owner occupied, nonfarm nonresidential properties	(2,128)	(49)	627,595	(0.01)
1-4 Family Construction	76	—	30,513	—
Home equity lines of credit	186	(2)	106,214	—
Residential Mortgages secured by first liens	2,436	(32)	795,747	—
Residential Mortgages secured by junior liens	308	(3)	55,063	(0.01)
Other revolving credit plans	49	(28)	25,751	(0.11)
Automobile	154	(23)	23,027	(0.10)
Other consumer	637	(1,053)	42,634	(2.47)
Credit cards	120	(94)	9,532	(0.99)
Overdrafts	275	(278)	224	(124.11)
Total	$6,003	$(2,755)	$3,465,919	(0.08)%

	Year Ended December 31, 2020
	Provision (Benefit) for Credit Loss Expense	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans
Farmland	$(30)	$—	$27,359	—%
Owner-occupied, nonfarm nonresidential properties	2,031	(49)	396,881	(0.01)
Agricultural production and other loans to farmers	(6)	—	3,185	—
Commercial and Industrial	5,283	(2,740)	644,793	(0.42)
Obligations (other than securities and leases) of states and political subdivisions	207	—	147,851	—
Other loans	19	—	10,546	—
Other construction loans and all land development and other land loans	(1,504)	125	191,984	0.07
Multifamily (5 or more) residential properties	1,301	—	184,980	—
Non-owner occupied, nonfarm nonresidential properties	3,266	(1,470)	532,088	(0.28)
1-4 Family Construction	61	—	24,893	—
Home equity lines of credit	367	(5)	103,723	—
Residential Mortgages secured by first liens	2,366	(220)	691,294	(0.03)
Residential Mortgages secured by junior liens	148	(156)	55,018	(0.28)
Other revolving credit plans	(51)	(116)	27,102	(0.43)
Automobile	99	(27)	26,419	(0.10)
Other consumer	1,364	(1,383)	38,679	(3.58)
Credit cards	179	(139)	8,126	(1.71)
Overdrafts	254	(250)	250	(100.00)
Total loans	$15,354	$(6,430)	$3,115,171	(0.21)%

During the year ended December 31, 2022, the Corporation recorded a provision for credit losses of $8.6 million, as compared to a provision for credit losses of $6.0 million for the year ended December 31, 2021. Included in the provision for credit losses for the year ended December 31, 2022 was $603 thousand expense related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the year ended December 31, 2021. Net charge-offs during the year ended December 31, 2022 were $2.1 million, compared to net charge-offs of $2.8 million during the year ended December 31, 2021. The increase of $2.6 million in provision for credit losses, from the year ended December 31, 2021 to the year ended December 31, 2022 was primarily due to loan growth, the impact of net charge-offs and the provision for credit losses recorded in 2022, related to the allowance for unfunded commitments.

Premises and Equipment

During the years ended December 31, 2022 and 2021, the Corporation invested $12.3 million and $6.5 million, respectively, in its physical infrastructure through the purchase of land, buildings, and equipment.

Bank Owned Life Insurance

The Corporation has periodically purchased Bank Owned Life Insurance ("BOLI"). The policies cover executive officers and a select group of other employees with the Bank being named as beneficiary. Earnings from BOLI assist the Corporation in offsetting its benefit costs. The Corporation made $11.6 million in purchases of BOLI during the twelve months ended December 31, 2022, while the Corporation made $22.0 million purchases of BOLI during the twelve months ended December 31, 2021.

Funding Sources

Deposits

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	December 31, 2022	December 31, 2021	Percentage change 2022 vs. 2021
Demand, Non interest bearing	$898,437	$792,086	13.4%
Demand, Interest bearing	1,007,202	1,079,336	(6.7)
Savings deposits	2,270,337	2,457,745	(7.6)
Time deposits	446,461	386,452	15.5
Total	$4,622,437	$4,715,619	(2.0)%

At December 31, 2022, total deposits were $4.6 billion, reflecting a decrease of $93.2 million, or 2.0%, from December 31, 2021. During the same timeframe, while non interest-bearing deposits increased approximately $106.4 million, or 13.4%, total interest-bearing deposits decreased approximately $199.5 million, or 5.1%, from December 31, 2021. The decrease in deposits was driven primarily by the impact of competitive pricing pressures due to the rapid increase in interest rates, as well as customers experiencing substantial increases in costs due to inflation.

The following table sets forth the average balances of and the average rates paid on deposits for the period indicated.

	Year Ended December 31,
	2022		2021		2020
	Average Amount	Annual Rate	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand – Non-Interest Bearing	$847,793	—%	$724,839	—%	$516,724	—%
Demand – Interest Bearing	1,061,452	0.20	978,279	0.18	755,200	0.24
Savings Deposits	2,383,918	0.54	2,309,560	0.22	1,923,214	0.66
Time Deposits	351,272	1.40	445,488	1.82	445,408	2.15
Total	$4,644,435		$4,458,166		$3,640,546

The following table presents additional information about our December 31, 2022 and 2021 deposits:

	December 31, 2022	December 31, 2021
Time deposits not covered by deposit insurance	$69,874	$68,562
Total deposits not covered by deposit insurance	1,864,886	1,711,676

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2022 were as follows:

December 31, 2022
3 months or less	$7,938
Over 3 through 6 months	628
Over 6 through 12 months	44,787
Over 12 months	16,521
Total	$69,874

Borrowings

Periodically, the Corporation utilizes term borrowings from the FHLB and other lenders to meet funding obligations or match fund certain loan assets. The terms of these borrowings are detailed in Note 12, "Borrowings," to the consolidated financial statements. There were $132.4 million in short-term FHLB borrowings as of December 31, 2022, compared to zero at December 31, 2021.

On October 18, 2021, the Corporation announced that it had completed the redemption of $50 million aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due October 15, 2026 (the "2026 Notes"), representing all outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, October 15, 2021. The Corporation financed the redemption of the 2026 Notes with cash on hand, including net proceeds from the issuance and sale of $85.0 million aggregate principal amount of the Corporation’s 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 completed in June 2021. Additional details about our subordinated debentures and notes are included in Note 12, "Borrowings" in the accompanying notes to consolidated financial statements.

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

The Corporation’s expected material cash requirements for the twelve months ended December 31, 2023 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments from loans and investment securities, maturing loans and investment securities, as well as wholesale funding sources maintained by the Corporation.

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

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, including the Federal Reserve, and securities AFS. Liability liquidity is provided by access to funding sources which include core deposits, correspondent banks and other wholesale funding sources.

The Corporation's liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds, as deemed appropriate. Liquidity risk management is an important element in the Corporation's asset/liability management process. The Corporation regularly models liquidity stress scenarios to assess potential liquidity outflows or potential funding shortfalls resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the Corporation's contingency funding plan, which provides the basis for the identification of its liquidity needs.

At December 31, 2022, the Corporation’s cash and cash equivalents position was approximately $106.3 million, including liquidity of $43.4 million held at the Federal Reserve. The Corporation also has the ability to borrow funds as a member of the FHLB. At December 31, 2022, based upon available, pledgeable collateral, the Corporation's total borrowing capacity with the FHLB was approximately $757.8 million. Furthermore, at December 31, 2022, the Corporation had approximately $177.0 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through the Federal Reserve discount window, as needed. As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2022. The Corporation’s material contractual obligations as of December 31, 2022 consist of (i) long-term borrowings - Note 12, "Borrowings," (ii) operating leases - Note 9, "Leases," (iii) time deposits with stated maturity dates - Note 11, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 20, "Off-Balance Sheet Activities."

Shareholders’ Equity, Capital Ratios and Metrics

Shareholders' Equity

On September 21, 2022, the Corporation successfully completed a common stock offering resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after the deducting the underwriting discount and customary offering expenses. The net proceeds from the capital raise will be used for general corporate purposes, including working capital and funding the Corporation's organic growth across its multiple geographic markets, or evaluating potential acquisition opportunities.

As of December 31, 2022, the Corporation’s total shareholders’ equity was $530.8 million, representing an increase of $87.9 million, or 19.9%, from December 31, 2021. This increase was primarily due to the $94.1 million increase in additional paid in capital as a result of the Corporation's common stock offering described above coupled with $63.2 million from the Corporation's earnings for the year ended 2022, partially offset by approximately $16.9 million in both, common dividends and preferred dividends, as well as an increase of $51.7 million in accumulated other comprehensive loss, resulting primarily from the temporary unrealized reduction in the value on the AFS investment portfolio during the twelve months ended December 31, 2022.

Preferred Stock

During the year ended December 31, 2020, the Corporation raised $57.8 million, net of issuance costs, from the issuance of depositary shares, each representing a 1/40th ownership interest in a share of the Corporation's 7.125% Series A fixed rate non-cumulative perpetual preferred stock, no par value, with a liquidation preference of $1,000 per share of preferred stock. The $57.8 million qualifies as Tier 1 capital for regulatory capital purposes.

Capital Ratios and Metrics

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

As of December 31, 2022 all of the Corporation's capital ratios exceeded regulatory "well-capitalized" levels. The Corporation’s capital ratios and book value per common share at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Total risk-based capital ratio	16.08%	14.92%
Tier 1 capital ratio	13.24%	11.79%
Common equity tier 1 ratio	11.42%	9.65%
Leverage ratio	10.74%	8.22%
Tangible common equity/tangible assets (1)	7.90%	6.45%
Book value per common share	$22.39	$22.85
Tangible book value per common share (1)	$20.30	$20.22
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

Average Balances, Interest Rates and Yields

The loan categories used to monitor and analyze interest income and yields are different than the portfolio segments used to determine the allowance for credit losses for loans. The allowance for credit losses was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. See Note 1, "Summary of Significant Accounting Policies," and Note 4, "Loans Receivable and Allowance for Credit Losses," for more information about pooling of loans for the allowance for credit losses.

The following table presents average balances of certain measures of our financial condition and net interest margin for the specified years.

	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.	Average Balance	Annual Rate	Interest Inc./ Exp.

ASSETS:
Securities:
Taxable (1) (4)	$768,959	1.80%	$14,560	$624,330	1.70%	$10,500	$505,770	2.35%	$11,510
Tax-exempt (1) (2) (4)	35,965	2.87	1,080	42,658	3.43	1,403	55,460	3.32	1,772
Equity securities (1) (2)	8,248	2.13	176	8,136	3.58	291	12,814	5.89	755
Total securities (4)	813,172	1.85	15,816	675,124	1.83	12,194	574,044	2.53	14,037
Loans receivable:
Commercial (2) (3)	1,429,634	5.08	72,684	1,284,750	4.95	63,642	1,230,615	4.80	59,016
Mortgage (2) (3) (5)	2,355,662	4.78	112,583	2,080,000	4.51	93,738	1,783,980	4.76	84,857
Consumer (3)	112,426	10.48	11,778	101,169	9.98	10,098	100,576	9.71	9,766
Total loans receivable (3)	3,897,722	5.06	197,045	3,465,919	4.83	167,478	3,115,171	4.93	153,639
Other earning assets	243,653	1.16	2,112	626,997	0.14	881	402,861	0.21	852
Total earning assets	4,954,547	4.30	$214,973	4,768,040	3.79	$180,553	4,092,076	4.14	$168,528
Noninterest-bearing assets:
Cash and due from banks	51,670			48,673			42,001
Premises and equipment	89,940			79,807			75,516
Other assets	227,991			199,107			166,511
Allowance for credit losses	(39,935)			(36,727)			(28,962)
Total noninterest-bearing assets	329,666			290,860			255,066
TOTAL ASSETS	$5,284,213			$5,058,900			$4,347,142
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$1,061,452	0.20	$2,131	$978,279	0.18	$1,783	$755,200	0.24	$1,781
Savings	2,383,918	0.54	12,772	2,309,560	0.22	5,164	1,923,214	0.66	12,775
Time	351,272	1.40	4,930	445,488	1.82	8,115	445,408	2.15	9,586
Total interest-bearing deposits	3,796,642	0.52	19,833	3,733,327	0.40	15,062	3,123,822	0.77	24,142
Short-term borrowings	8,793	4.20	369	—	—	—	—	—	—
Long-term borrowings	—	—	—	—	—	—	220,849	2.04	4,507
Finance lease liabilities	426	4.69	20	507	4.54	23	587	4.60	27
Subordinated notes and debentures	104,432	3.69	3,857	108,963	4.35	4,735	70,620	5.35	3,780
Total interest-bearing liabilities	3,910,293	0.62	$24,079	3,842,797	0.52	$19,820	3,415,878	0.95	$32,456
Demand—noninterest-bearing	847,793			724,839			516,724
Other liabilities	70,379			60,202			56,377
Total liabilities	4,828,465			4,627,838			3,988,979
Shareholders’ equity	455,748			431,062			358,163
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,284,213			$5,058,900			$4,347,142
Interest income/Earning assets		4.30%	$214,973		3.79%	$180,553		4.14%	$168,528
Interest expense/Interest-bearing liabilities		0.62	24,079		0.52	19,820		0.95	32,456
Net interest spread		3.68%	$190,894		3.27%	$160,733		3.19%	$136,072
Interest income/Earning assets		4.30%	$214,973		3.79%	$180,553		4.14%	$168,528
Interest expense/Earning assets		0.48	24,079		0.41	19,820		0.80	32,456
Net interest margin (fully tax-equivalent)		3.82%	$190,894		3.38%	$160,733		3.34%	$136,072

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the years ended December 31, 2022, 2021 and 2020 were $1.2 million, $953 thousand and $1.4 million, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the years ended December 31, 2022, 2021 and 2020 were $(40.3) million, $9.9 million and $18.9 million, respectively.
(5) Includes loans held for sale.

Volume Analysis of Changes in Net Interest Income

The following table presents the change in net interest income for the years specified.

Net Interest Income Rate-Volume Variance	For Twelve Months Ended December 31, 2022 over (under) 2021 Due to Change In (1)			For Twelve Months Ended December 31, 2021 over (under) 2020 Due to Change In (1)
	Volume	Rate	Net	Volume	Rate	Net

Assets
Securities:
Taxable	$3,291	$769	$4,060	$2,278	$(3,288)	$(1,010)
Tax-Exempt (2)	(122)	(201)	(323)	(430)	61	(369)
Equity Securities (2)	5	(120)	(115)	(168)	(296)	(464)
Total Securities	3,174	448	3,622	1,680	(3,523)	(1,843)
Loans:
Commercial (2)	7,183	1,859	9,042	2,780	1,846	4,626
Mortgage (2)	12,485	6,360	18,845	13,341	(4,460)	8,881
Consumer	1,118	562	1,680	60	272	332
Total Loans	20,786	8,781	29,567	16,181	(2,342)	13,839
Other Earning Assets	(1,254)	2,485	1,231	311	(282)	29
Total Earning Assets	$22,706	$11,714	$34,420	$18,172	$(6,147)	$12,025

Liabilities and Shareholders’ Equity
Interest Bearing Deposits
Demand – Interest Bearing	$152	$196	$348	$407	$(405)	$2
Savings	166	7,442	7,608	864	(8,475)	(7,611)
Time	(1,716)	(1,469)	(3,185)	1	(1,472)	(1,471)
Total Interest Bearing Deposits	(1,398)	6,169	4,771	1,272	(10,352)	(9,080)
Short-Term Borrowings	—	369	369	—	—	—
Long-Term Borrowings	—	—	—	—	(4,507)	(4,507)
Finance Lease Liabilities	(4)	1	(3)	(4)	—	(4)
Subordinated Debentures	(197)	(681)	(878)	1,666	(711)	955
Total Interest Bearing Liabilities	$(1,599)	$5,858	$4,259	$2,934	$(15,570)	$(12,636)

Change in Net Interest Income	$24,305	$5,856	$30,161	$15,238	$9,423	$24,661

(1) The change in interest due to both volume and rate have been allocated entirely to volume changes.
(2) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the year ended December 31, 2022 and 2021.

Results of Operations
Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Overview of the Statements of Income and Comprehensive Income

Net income available to common shareholders ("earnings") was $58.9 million, or $3.26 per diluted share, for the twelve months ended December 31, 2022, compared to $53.4 million, or $3.16 per diluted share, for the twelve months ended December 31, 2021, reflecting increases of $5.5 million, or 10.3%, and $0.10 per diluted share, or 3.2%. The 2022 full-year earnings per share was partially impacted by the effect of the Corporation's common stock offering completed in September of 2022, resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after deducting the underwriting discount and customary offering expenses. PPNR, a non-GAAP measure, was $86.8 million for the year ended December 31, 2022, compared to $76.8 million for the year ended December 31, 2021, reflecting an increase of $10.0 million, or 13.1%. The increase in PPNR for the year ended December 31, 2022 was primarily driven by growth in loans and expansion of the Corporation's net interest margin.

Return on average equity was 13.86% for the year ended December 31, 2022, compared to 13.39% for the year ended December 31, 2021. Return on average tangible common equity, a non-GAAP measure, was 16.64% and 16.23% for the same periods in 2022 and 2021, respectively.

The Corporation's efficiency ratio was 61.32% and 61.87% for the twelve and three months ended December 31, 2022, respectively, compared to 60.26% and 63.68% for the twelve and three months ended December 31, 2021, respectively. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 60.87% and 61.40% for the twelve and three months ended December 31, 2022, respectively, compared to 59.76% and 63.19% for the twelve and three months ended December 31, 2021, respectively. The increase for the twelve months ended December 31, 2022 was primarily a result of expected increasing costs associated with the Corporation’s expanding franchise investments into the Cleveland and Southwest Virginia markets, coupled with its continued strategic investments in technologies focused on customer sales management and connectivity capabilities. .

Interest Income and Expense

Net interest income of $189.7 million for the year ended December 31, 2022 increased $29.9 million, or 18.7%, from the year ended December 31, 2021, primarily as a result of loan growth throughout 2022 and the benefits of the impact of rising interest rates in 2022 resulting in greater income on variable-rate loans, coupled with net growth in the Corporation's investment portfolio. Included in net interest income were PPP-related fees, which totaled approximately $1.9 million for the year ended December 31, 2022, compared to $8.7 million for the year ended December 31, 2021.

Net interest margin was 3.83% and 3.35% for the twelve months ended December 31, 2022 and 2021, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.82% and 3.38% for the twelve months ended December 31, 2022 and 2021, respectively.

The yield on earning assets of 4.30% for the year ended December 31, 2022 increased 51 basis points from 3.79% for the year ended December 31, 2021, primarily as a result of loan growth, the repricing of variable rate loans, and the Corporation's redeployment of excess cash at the Federal Reserve to investment securities, partially offset by lower PPP-related fees in 2022 compared to 2021. The cost of interesting-bearing liabilities increased 10 basis points from 0.52% for the year ended December 31, 2021 to 0.62% for the year ended December 31, 2022, primarily as a result of the Corporation's targeted interest-bearing deposit rate increases.

Provision for Credit Losses

The Corporation recorded a provision for credit losses of $8.6 million in 2022 compared to $6.0 million in 2021. Included in the provision for credit losses for the year ended December 31, 2022 was $603 thousand expense related to the allowance for unfunded commitments compared to no accrual towards the allowance for unfunded commitments for the year ended December 31, 2021. Net loan charge-offs were $2.1 million during the year ended December 31, 2022, compared to $2.8 million during the year ended December 31, 2021. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses in 2022 were appropriate and the allowance for credit losses was adequate to absorb losses in the loan portfolio at December 31, 2022.

Non-Interest Income

Total non-interest income was $34.8 million for the year ended December 31, 2022, representing an increase of $1.3 million, or 4.0%, from the same period in 2021. Included in non-interest income for the years ended December 31, 2022 and 2021 was $651 thousand and $783 thousand, respectively, in net realized gains on AFS securities. Non-interest income excluding net realized gains on AFS securities, a non-GAAP measure, for the year ended December 31, 2022 and the year ended December 31, 2021, increased $1.5 million, or 4.5%, from the same period in 2021. During the year ended December 31, 2022, Wealth and Asset Management fees increased $432 thousand, or 6.4%, compared to the year ended December 31, 2021, as the Corporation benefited from an increased number of wealth management relationships. Other notable increases during the year ended December 31, 2022 included increased income from service charges on deposits, other service charges and fees, pass-through income from small business investment companies ("SBICs") and bank owned life insurance mostly due to an $883 thousand gain resulting from death benefit proceeds. These were partially offset by unrealized losses on equity securities and decreased mortgage banking activity.

Non-Interest Expense

For the year ended December 31, 2022, total non-interest expense was $137.6 million, reflecting an increase of $21.2 million, or 18.2%, from the year ended December 31, 2021, primarily as a result of (i) expansion of the Corporation's workforce in its growth regions of Cleveland, Southwest Virginia, and Rochester, (ii) increased investments in technology aimed at enhancing both customer experience and expanding service delivery channels, and (iii) the Corporation's sales management and increased legal and professional expenses.

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Overview of the Statements of Income and Comprehensive Income

Earnings were $53.4 million, or $3.16 per diluted share, for the year ended December 31, 2021, compared to $31.6 million, or $1.97 per diluted share, for the year ended December 31, 2020, reflecting increases of $21.8 million, or 69.0%, and $1.19 per diluted share, or 60.4%. The primary drivers of the increase in net income were the growth in earning assets and PPP related fees. In addition, included in net income for the year ended December 31, 2020 was the after-tax impact of $10.2 million, or $0.63 per diluted share, in merger costs, FHLB prepayment penalties and branch closure costs. Partially offsetting were the growth in operating expenses to support the Corporation's growth, as well as a lower net interest margin as a result of the low interest rate environment. PPNR, a non-GAAP measure, was $76.8 million, for the year ended December 31, 2021, compared to $55.4 million for the year ended December 31, 2020, reflecting an increase of $21.3 million, or 38.5%. Included in PPNR for the year ended December 31, 2020 was $12.6 million in merger costs, prepayment penalties and branch closure costs.

Return on average equity was 13.39% for the year ended December 31, 2021, compared to 9.14% for the year ended December 31, 2020. Return on average tangible common equity, a non-GAAP measure, was 16.23% and 10.67% for the same periods in 2021 and 2020, respectively. Excluding after-tax merger costs, FHLB prepayment penalties and branch closure costs, adjusted return on average equity and average tangible common equity were 11.98% and 14.10% for the year ended December 31, 2020, respectively.

As a measure of the Corporation’s efficiency in management of its expenses, the efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 59.76% for the year ended December 31, 2021, compared to 65.10% for the year ended December 31, 2020. The efficiency ratio for the year ended December 31, 2020 included $12.6 million in merger costs, FHLB prepayment penalties and branch closure costs.

Interest Income and Expense

Net interest income for the year ended December 31, 2021 increased $25.1 million, or 18.6%, to $159.8 million from the year ended December 31, 2020, primarily as a result of loan growth, various deposit pricing and liquidity strategies. Included in net interest income were PPP-related fees, which totaled approximately $8.7 million for the year ended December 31, 2021, compared to $5.1 million for the year ended December 31, 2020.

Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.38% and 3.34% for the year ended December 31, 2021 and 2020, respectively.

The yield on earning assets of 3.79% for the year ended December 31, 2021 decreased 35 basis points from 4.14% for the year ended December 31, 2020, primarily as a result of the lower interest rate environment and higher level of excess cash at the Federal Reserve, partially offset by higher PPP-related fees. The cost of interest-bearing liabilities decreased 43 basis points from 0.95% for the year ended December 31, 2020 to 0.52% for the year ended December 31, 2021, primarily as a result of the Corporation’s targeted deposit rate reductions and the prepayment of the Corporation's remaining FHLB borrowings, which were approximately $160 million at a weighted average interest rate of 2.24%, in the fourth quarter of 2020.

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

Non-Interest Income

Total non-interest income was $33.4 million for the year ended December 31, 2021 compared to $28.1 million from the same period in 2020, reflecting an increase of $5.4 million, or 19.2%. Included in non-interest income for the year ended December 31, 2021 and 2020 were $783 thousand and $2.2 million, respectively, in net realized gains on AFS securities. Non-interest income excluding net realized gains on AFS securities, a non-GAAP measure, for the year ended December 31, 2021, increased $6.8 million, or 26.2%, from the same period in 2020. The increase was partially driven by growth in Wealth and Asset Management fees, as assets under management increased by $135.2 million, or 11.9%, from December 31, 2020, to $1.3 billion as of December 31, 2021. Other significant factors that contributed to the increase included income from investments in SBICs, card processing and interchange income and service charges on deposits from increased business activity as well as an increase in bank owned life insurance income.

Non-Interest Expense

For the year ended December 31, 2021, total non-interest expense was $116.4 million, reflecting an increase of $9.1 million, or 8.5%, from the year ended December 31, 2020. Included in non-interest expense for the year ended December 31, 2020 was $12.6 million in merger costs, prepayment penalties and branch closure costs. In addition, non-interest expense for the year ended December 31, 2021 included expenses related to hiring additional personnel in the Corporation's growth regions of Cleveland, Buffalo and Ridge View (Roanoke) as well as investments in technology aimed at enhancing customer experience. Also, included in the fourth quarter 2021 is approximately $2.3 million in additional personnel costs primarily from increased incentive compensation accruals and certain retirement benefit expenses.

Income Tax Expense

Income tax expense was $15.0 million in 2022, compared to $13.1 million in 2021 and $7.3 million in 2020. The effective tax rates were 19.2%, 18.5%, and 18.3% for 2022, 2021, and 2020, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from securities and loans as well as earnings from bank owned life insurance. Included in the 18.3% effective tax rate for the year ended December 31, 2020 were merger costs, FHLB prepayment penalties and branch closure costs, all of which reduced the effective tax rate.

Off-Balance Sheet Arrangements

Assets under management and assets under custody are held in fiduciary or custodial capacity for the Corporation's clients. In accordance with U.S. generally accepted accounting principles, these assets are not included on the Corporation's balance sheet.

The Corporation is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the Corporation's clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included Note 20, "Off-Balance Sheet Commitments and Contingencies."

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

Other key assumptions in the calculation of the allowance for credit loss include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2022 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Corporation's historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2022, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

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

Fair Value Measurements

The Corporation uses fair value measurements to record certain financial instruments and to determine fair value disclosures. AFS securities, mortgage loans held for sale, and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. GAAP establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1, "Summary of Significant Accounting Policies" and in Note 6, "Fair Value Measurements."

Goodwill

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment. Goodwill is tested at least annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, the Corporation considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc. There are inherent uncertainties related to these factors and the Corporation's judgment in applying them to the analysis of goodwill impairment. Future changes in economic and operating conditions could result in goodwill impairment in subsequent periods.

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	December 31,	December 31,
	2022	2021
Calculation of tangible book value per common share and tangible common equity / tangible assets (non-GAAP):
Shareholders' equity	$530,762	$442,847
Less: preferred equity	57,785	57,785
Common shareholders' equity	472,977	385,062
Less: goodwill	43,749	43,749
Less: core deposit intangible	364	460
Tangible common equity (non-GAAP)	$428,864	$340,853

Total assets	$5,475,179	$5,328,939
Less: goodwill	43,749	43,749
Less: core deposit intangible	364	460
Tangible assets (non-GAAP)	$5,431,066	$5,284,730

Ending shares outstanding	21,121,346	16,855,062

Book value per common share (GAAP)	$22.39	$22.85
Tangible book value per common share (non-GAAP)	$20.30	$20.22

Common shareholders' equity / Total assets (GAAP)	8.64%	7.23%
Tangible common equity / Tangible assets (non-GAAP)	7.90%	6.45%

	December 31,	December 31,
	2022	2021
Calculation of allowance for credit losses / total loans, net of PPP-related loans (non-GAAP):
Total allowance for credit losses	$43,436	$37,588

Total loans	$4,275,178	$3,634,792
Less: PPP-related loans	159	45,203
Adjusted total loans, net of PPP-related loans (non-GAAP)	$4,275,019	$3,589,589

Allowance for credit losses / total loans (GAAP)	1.02%	1.03%
Adjusted allowance for credit losses / total loans, net of PPP-related loans (non-GAAP)	1.02%	1.05%

	Twelve Months Ended
	December 31,
	2022	2021
Calculation of net interest margin:
Interest income	$213,738	$179,600
Interest expense	24,079	19,820
Net interest income	$189,659	$159,780

Average total earning assets	$4,954,547	$4,768,040

Net interest margin (GAAP) (annualized)	3.83%	3.35%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$213,738	$179,600
Tax equivalent adjustment (non-GAAP)	1,235	953
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	214,973	180,553
Interest expense	24,079	19,820
Net interest income (fully tax equivalent basis) (non-GAAP)	$190,894	$160,733

Average total earning assets	$4,954,547	$4,768,040
Less: average mark to market adjustment on investments (non-GAAP)	(40,271)	9,879
Adjusted average total earning assets, net of mark to market (non-GAAP)	$4,994,818	$4,758,161

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.82%	3.38%

	Twelve Months Ended
	December 31,
	2022	2021
Calculation of PPNR (non-GAAP): (1)
Net interest income	$189,659	$159,780
Add: Non-interest income	34,766	33,434
Less: Non-interest expense	137,622	116,433
PPNR (non-GAAP)	$86,803	$76,781

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	Twelve Months Ended
	December 31,
	2022	2021
Calculation of efficiency ratio:
Non-interest expense	$137,622	$116,433

Non-interest income	$34,766	$33,434
Net interest income	189,659	159,780
Total revenue	$224,425	$193,214
Efficiency ratio	61.32%	60.26%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$137,622	$116,433
Less: core deposit intangible amortization	96	107
Adjusted non-interest expense (non-GAAP)	$137,526	$116,326

Non-interest income	$34,766	$33,434

Net interest income	189,659	159,780
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	5,011	4,973
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	6,509	6,416
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	191,157	161,223
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$225,923	$194,657

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	60.87%	59.76%

	Twelve Months Ended
	December 31,
	2022	2021
Calculation of return on average tangible common equity (non-GAAP):
Net income	$63,188	$57,707
Less: preferred stock dividends	4,302	4,302
Net income available to common shareholders	$58,886	$53,405

Average shareholders' equity	$455,748	$431,062
Less: average goodwill & intangibles	44,163	44,265
Less: average preferred equity	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$353,800	$329,012

Return on average equity (GAAP) (annualized)	13.86%	13.39%
Return on average common equity (GAAP) (annualized)	12.92%	12.39%
Return on average tangible common equity (non-GAAP) (annualized)	16.64%	16.23%

	Twelve Months Ended
	December 31,
	2022	2021
Calculation of non-interest income excluding net realized gains on available-for-sale securities (non-GAAP):
Non-interest income	$34,766	$33,434
Less: net realized gains on available-for-sale securities	651	783
Adjusted non-interest income (non-GAAP)	$34,115	$32,651

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At December 31, 2022 and 2021, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. The 300 and 400 basis point declining interest rate scenarios have been excluded in the following table.

December 31, 2022		December 31, 2021
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income
400	4.8%	400	23.7%
300	4.9	300	17.4
200	5.5	200	12.1
100	5.8	100	6.5
(100)	(1.7)	(100)	(4.8)
(200)	(6.1)	(200)	(9.0)

At December 31, 2022, the Corporation has approximately $2.0 billion in outstanding loan balances that are rate sensitive over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CNB Financial Corporation (the "Corporation") as of December 31, 2022, the related consolidated statement of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Corporation’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Corporation adopted the new credit losses standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the financial statements, the Corporation establishes an allowance representing the estimate of expected credit losses over the estimated life of the existing portfolio of loans. The Corporation measures expected credit losses based on a pooled loan basis when similar risk characteristics exist by primarily applying a discounted cash flow ("DCF") model. The DCF model discounts instrument-level contractual cash flows, adjusting for prepayments and curtailments, and incorporates loss expectations based on past events, current conditions, and forecasted macroeconomic indicators using reasonable and supportable forecasts. The quantitative estimated losses provided by the DCF model are supplemented by qualitative factors that include changes related to relevant data, such as differences in underwriting standards, changes in environmental conditions, delinquency levels, segment growth rates and changes in duration within new markets, or other relevant factors not considered in the DCF model.

We identified the allowance for credit losses on loans as a critical audit matter. Auditing management’s estimate of the allowance involved a high degree of subjectivity due to the significant judgment required in determining the (1) significant assumptions within the DCF model and (2) measurement of the qualitative factors applied to the loan portfolio.

The primary procedures performed to address the critical audit matter included:

•Obtained an understanding, evaluated the design, and tested the operating effectiveness of the Corporation’s internal controls over the allowance for credit losses process, including controls over both the DCF and qualitative elements of the allowance. This included controls over the review of the relevance and reliability of data used to determine the estimates and the review of the appropriateness of the key assumptions and judgments used in the determination of the qualitative factors.

•Evaluated the completeness and accuracy of data used in the DCF model and the reasonableness of management’s judgments and the relevance of data used in applying the qualitative factors.

•We involved FORVIS’ valuation specialists to assist in evaluating the appropriateness of model inputs and assumptions and testing the design of the model calculation through a re-performance of the discounted cash flow.

Other Matter

The 2021 and 2020 financial statements were audited by other auditors whose unqualified reports on those statements thereon, dated March 3, 2022, included an emphasis paragraph that described the change in accounting principle discussed in Note 1.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Corporation’s auditor since 2022.
Indianapolis, Indiana
March 3, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Internal Control over Financial Reporting

We have audited CNB Financial Corporation’s (the "Corporation") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statement of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the year ended December 31, 2022, and our report dated March 3, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

Indianapolis, Indiana
March 3, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of CNB Financial Corporation
Clearfield, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CNB Financial Corporation (the "Corporation") as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Corporation's auditor from 2000 through March 3, 2022.
Columbus, Ohio
March 3, 2022

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$58,884	$42,440
Interest-bearing deposits with Federal Reserve	43,401	684,306
Interest-bearing deposits with other financial institutions	4,000	5,452
Total cash and cash equivalents	106,285	732,198
Debt securities available-for-sale, at fair value (amortized cost of $432,992 as of December 31, 2022 and $698,085 as of December 31, 2021)	371,409	697,191
Debt securities held-to-maturity, at amortized cost (fair value $367,388 as of December 31, 2022 and $—, as of December 31, 2021)	404,765	—
Equity securities	9,615	10,366
Loans held for sale	231	849
Loans receivable
PPP loans, net of deferred processing fees	159	45,203
Syndicated loans	156,649	125,761
Loans	4,118,370	3,463,828
Total loans receivable	4,275,178	3,634,792
Less: allowance for credit losses	(43,436)	(37,588)
Net loans receivable	4,231,742	3,597,204
FHLB and other restricted stock holdings and investments	30,715	23,276
Premises and equipment, net	68,535	61,659
Operating lease right-of-use assets	32,307	19,928
Bank owned life insurance	111,523	99,719
Mortgage servicing rights	1,804	1,664
Goodwill	43,749	43,749
Core deposit intangible	364	460
Accrued interest receivable and other assets	62,135	40,676
Total Assets	$5,475,179	$5,328,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$898,437	$792,086
Interest-bearing demand deposits	1,007,202	1,079,336
Savings	2,270,337	2,457,745
Certificates of deposit	446,461	386,452
Total deposits	4,622,437	4,715,619
Short-term borrowings	132,396	—
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	83,964	83,661
Operating lease liabilities	33,726	21,159
Accrued interest payable and other liabilities	51,274	45,033
Total liabilities	4,944,417	4,886,092
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, No par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at December 31, 2022 and 60,375 at December 31, 2021	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,121,346 shares at December 31, 2022 and 16,978,057 at December 31, 2021	—	—
Additional paid in capital	221,553	127,351
Retained earnings	306,911	260,582
Treasury stock, at cost (114,157 shares at December 31, 2022 and 122,995 shares at December 31, 2021)	(2,967)	(2,477)
Accumulated other comprehensive loss	(52,520)	(394)
Total shareholders’ equity	530,762	442,847
Total Liabilities and Shareholders’ Equity	$5,475,179	$5,328,939

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dollars in thousands, except per share data

	Year ended December 31,
	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans including fees
Interest and fees on loans	$194,149	$157,799	$147,547
Processing fees on PPP loans	1,889	8,737	5,140
Securities and cash and cash equivalents:
Taxable	16,672	11,680	12,362
Tax-exempt	871	1,125	1,441
Dividends	157	259	677
Total interest and dividend income	213,738	179,600	167,167
INTEREST EXPENSE:
Deposits	19,833	15,062	24,142
Borrowed funds and finance lease liabilities	389	23	4,534
Subordinated debentures (includes $127, $276, and $224 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	3,857	4,735	3,780
Total interest expense	24,079	19,820	32,456
NET INTEREST INCOME	189,659	159,780	134,711
PROVISION FOR CREDIT LOSS EXPENSE	8,589	6,003	15,354
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	181,070	153,777	119,357
NON-INTEREST INCOME:
Service charges on deposit accounts	7,206	6,195	5,095
Other service charges and fees	3,196	2,436	2,548
Wealth and asset management fees	7,172	6,740	5,497
Net realized gains on available-for-sale securities (includes $651, $783, and $2,190 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	651	783	2,190
Net realized gains on equity securities	—	—	75
Net unrealized gains on equity securities	(1,149)	790	253
Mortgage banking	1,237	3,147	3,354
Bank owned life insurance	3,433	2,638	1,747
Card processing and interchange income	7,797	7,796	5,727
Other non-interest income	5,223	2,909	1,573
Total non-interest income	34,766	33,434	28,059
NON-INTEREST EXPENSES:
Compensation and benefits (includes $(113), $(43), and $— accumulated other comprehensive income reclassifications for net amortization of actuarial (gains) losses, respectively)	71,460	61,175	48,723
Net occupancy expense	13,298	12,381	12,333
Technology expense	17,041	11,723	7,153
State and local taxes	4,078	4,057	3,340
Legal, professional and examination fees	4,173	3,517	2,990
Advertising	2,887	2,081	1,993
FDIC insurance	2,796	2,509	2,414
Card processing and interchange expenses	4,801	3,836	3,135
Other non-interest expenses	17,088	15,154	12,603
Merger costs, prepayment penalties and branch closure costs	—	—	12,642
Total non-interest expenses	137,622	116,433	107,326
INCOME BEFORE INCOME TAXES	78,214	70,778	40,090
INCOME TAX EXPENSE (includes $134, $116, and $413 income tax expense reclassification items, respectively)	15,026	13,071	7,347
NET INCOME	63,188	57,707	32,743
PREFERRED STOCK DIVIDENDS	4,302	4,302	1,147
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$58,886	$53,405	$31,596

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$3.26	$3.16	$1.97
Diluted Earnings Per Common Share	$3.26	$3.16	$1.97
Cash Dividends Declared	$0.700	$0.685	$0.680

NET INCOME	$63,188	$57,707	$32,743
OTHER COMPREHENSIVE INCOME (LOSS):
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification and tax	$(53,576)	$(16,044)	$8,140
Amortization of unrealized gains from held-to-maturity securities, net of tax	875	—	—
Change in actuarial gain, for post-employment health care plan, net of amortization and tax	150	275	219
Change in fair value of interest rate swap agreements designated as a cash flow hedge, net of interest and tax	425	301	(224)
Total other comprehensive income (loss)	(52,126)	(15,468)	8,135
COMPREHENSIVE INCOME	$11,062	$42,239	$40,878

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2020	$—	$99,335	$201,503	$(2,811)	$6,939	$304,966
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13	—	—	(3,391)	—	—	(3,391)
Net income	—	—	32,743	—	—	32,743
Other comprehensive income	—	—	—	—	8,135	8,135
Restricted stock award grants (36,968 shares)	—	(934)	—	934	—	—
Performance based restricted stock award grants (8,351 shares)	—	(217)	—	217	—	—
Stock-based compensation expense	—	1,410	—	—	—	1,410
Issuance of common stock, net of issuance costs (115,790 shares)	—	3,257	—	—	—	3,257
Purchase of treasury stock (66,600 shares)	—	—	—	(981)	—	(981)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,349 shares)	—	—	—	(213)	—	(213)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (3,458 shares)	—	—	—	(113)	—	(113)
Issuance of preferred equity, net of issuance costs	57,785	—	—	—	—	57,785
Acquisition of Bank of Akron	—	24,667	—	—	—	24,667
Preferred cash dividend declared	—	—	(1,147)	—	—	(1,147)
Cash dividends declared ($0.68 per share)	—	—	(10,981)	—	—	(10,981)
Balance, December 31, 2020	57,785	127,518	218,727	(2,967)	15,074	416,137
Net income	—	—	57,707	—	—	57,707
Other comprehensive income	—	—	—	—	(15,468)	(15,468)
Forfeiture of restricted stock award grants (2,669 shares)	—	64	—	(64)	—	—
Restricted stock award grants (55,218 shares)	—	(1,374)	—	1,374	—	—
Performance based restricted stock award grants (10,587 shares)	—	(262)	—	262	—	—
Stock-based compensation expense	—	1,411	—		—	1,411
Contribution of treasury stock (3,000 shares)	—	(81)	—	81	—	—
Stock-based contribution expense	—	75	—		—	75
Purchase of treasury stock (36,359 shares)	—	—	—	(1,000)	—	(1,000)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (6,782 shares)	—	—	—	(143)	—	(143)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (941 shares)	—	—	—	(20)	—	(20)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Common cash dividends declared ($0.685 per share)	—	—	(11,550)	—	—	(11,550)
Balance, December 31, 2021	57,785	127,351	260,582	(2,477)	(394)	442,847

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Net income	—	—	63,188	—	—	63,188
Other comprehensive loss	—	—	—	—	(52,126)	(52,126)
Forfeiture of restricted stock award grants (1,440 shares)	—	36	—	(36)	—	—
Restricted stock award grants (57,823 shares)	—	(1,000)	—	1,000	—	—
Performance based restricted stock award grants (11,895 shares)	—	(173)	—	173	—	—
Stock-based compensation expense	—	1,248	—	—	—	1,248
Contribution of treasury stock (3,000 shares)	—	(44)	—	44	—	—
Stock-based contribution expense	—	84	—	—	—	84
Issuance of common stock, net of issuance costs (4,257,446 shares)	—	94,051	—	—	—	94,051
Purchase of treasury stock (50,166 shares)	—	—	—	(1,342)	—	(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)	—	—	—	(203)	—	(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)	—	—		(126)	—	(126)
Preferred cash dividend declared	—	—	(4,302)	—	—	(4,302)
Cash dividends declared ($0.70 per common share)	—	—	(12,557)	—	—	(12,557)
Balance, December 31, 2022	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,188	$57,707	$32,743
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	8,589	6,003	15,354
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	6,573	6,241	6,082
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(3,316)	(2,127)	(1,955)
Net amortization of deferred costs on borrowings	303	177	—
Accretion of deferred PPP processing fees	(1,889)	(8,737)	(5,140)
Deferred tax (benefit) expense	(1,814)	(1,691)	1,390
Net realized gains on sales of available-for-sale securities	(651)	(783)	(2,190)
Net realized and unrealized losses (gains) on equity securities	1,149	(790)	(328)
Gain on sale of loans held for sale	(1,285)	(2,737)	(2,961)
Net (gains) losses on dispositions of premises and equipment and foreclosed assets	(170)	230	1,097
Proceeds from sale of loans receivable	29,151	95,258	82,619
Origination of loans held for sale	(34,181)	(95,411)	(87,528)
Income on bank owned life insurance	(2,550)	(2,184)	(1,747)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	(883)	(454)	—
Restricted stock compensation expense	1,248	1,411	1,410
Stock-based contribution expense	84	75	—
Changes in:
Accrued interest receivable and other assets	(19,065)	(1,056)	(6,242)
Accrued interest payable, lease liabilities, and other liabilities	19,572	7,788	(3,846)
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,053	58,920	28,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	70,033	170,962	164,488
Proceeds from sales of available-for-sale securities	22,164	33,553	57,185
Proceeds from sale of equity securities	—	—	5,935
Purchase of available-for-sale securities	(48,433)	(341,140)	(224,080)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	23,995	—	—
Purchases of held-to-maturity securities	(213,853)	—	—
Purchase of equity securities	(398)	(407)	(2,447)
Proceeds from loans held for sale previously classified as portfolio loans	—	1,921	—
Net increase in loans receivable	(630,605)	(246,043)	(244,903)
Purchase of bank owned life insurance	(11,644)	(22,000)	—
Proceeds from death benefit of bank owned life insurance policies	3,273	1,390	—
Net cash from business combinations	—	—	72,852
Redemption (purchase) of FHLB, other equity, and restricted equity interests	(7,439)	(2,258)	7,268
Purchase of premises and equipment	(12,290)	(6,484)	(5,644)
Proceeds from the sale of premises and equipment and foreclosed assets	496	746	666
NET CASH USED BY INVESTING ACTIVITIES	(804,701)	(409,760)	(168,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checking, money market and savings accounts	(153,191)	623,967	702,452
Net increase (decrease) in certificates of deposit	60,009	(90,092)	(42,510)
Purchase of treasury stock	(1,671)	(1,163)	(1,307)
Proceeds from common stock offering, net of issuance costs	94,051	—	3,257
Proceeds from preferred stock offering, net of issuance costs	—	—	57,785
Cash dividends paid, common stock	(12,557)	(11,550)	(10,981)
Cash dividends paid, preferred stock	(4,302)	(4,302)	(1,147)
Proceeds from issuance of subordinated notes, net of issuance costs	—	83,484	—
Proceeds from long-term borrowings	—	—	231,985
Repayments on long-term borrowings	—	(50,000)	(459,892)
Net change in short-term borrowings	132,396	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,735	550,344	479,642
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(625,913)	199,504	339,720
CASH AND CASH EQUIVALENTS, Beginning	732,198	532,694	192,974
CASH AND CASH EQUIVALENTS, Ending	$106,285	$732,198	$532,694

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Dollars in thousands

	Year ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,804	$20,030	$32,957
Income taxes	17,423	11,788	9,524
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$785	$1,470	$241
Transfers from loans held for sale to loans held for investment	6,448	9,965	—
Transfers from loans held for investment to loans held for sale	—	1,921	—
Transfer of securities from available-for-sale to held-to-maturity	220,757	—	—
Grant of restricted stock awards from treasury stock	1,000	1,374	934
Grant of performance based restricted stock awards from treasury stock	173	262	217
Restricted stock forfeiture	36	64	—
Contribution of stock from treasury stock	44	81	—
Lease liabilities arising from obtaining right-of-use assets	13,371	2,643	1,386

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Unless otherwise indicated, dollar amounts in tables are stated in thousands, except for per share amounts.

Business and Organization

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides wealth and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the Central and Northwest regions of the Commonwealth of Pennsylvania, the Central and Northeast regions of the state of Ohio, Western New York, and Southwest Virginia.

Basis of Financial Presentation

The financial statements are consolidated to include the accounts of the Corporation, the Bank, CNB Securities Corporation, Holiday, CNB Risk Management, Inc. and CNB Insurance Agency. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses on loans receivable and off-balance-sheet credit exposures, the fair values of financial instruments, goodwill and the status of contingencies are particularly subject to change.

Operating Segments

While the Corporation's chief operating decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis, and operating divisions are aggregated into one as operating results for all divisions are similar. Accordingly, all of the financial service operations are considered to be aggregated in one reportable operating segment.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Corporation defines cash and cash equivalents as cash and due from banks and interest bearing deposits with the Federal Reserve and other financial institutions. Net cash flows are reported for customer loan and deposit transactions, interest bearing time deposits with other financial institutions and borrowings with original maturities of 90 days or less.

Interest-Bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions are carried at cost.

Restrictions on Cash

Note 19, "Interest Rate Swaps," to the consolidated financial statements discloses the cash collateral balances required to be maintained in connection with the Corporation’s interest rate swaps.

Debt Securities

Debt securities are classified as held-to-maturity ("HTM") and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale ("AFS") when they might be sold before maturity. Securities AFS are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

The Corporation has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in accrued interest receivable and other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2022 and 2021, respectively.

Allowance for Credit Losses (Debt Securities AFS)

For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an AFS security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2022 and December 31, 2021, the Corporation determined that the unrealized loss positions in AFS debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3, "Debt Securities," and Note 6, "Fair Value Measurements," for more information about AFS debt securities.

Accrued interest receivable on AFS debt securities totaled $1.5 million and $2.2 million at December 31, 2022 and December 31, 2021, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets.

Allowance for Credit Losses (Debt Securities HTM)

Management measures expected credit losses on HTM debt securities on a collective basis by major security type.

Accrued interest receivable on HTM debt securities totaled $1.3 million and zero at December 31, 2022 and 2021, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses.

Management classifies the HTM portfolio into the following major security types: U.S. government sponsored entities and residential & multi-family mortgages. All of the residential & multi-family mortgages held by the Corporation are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $17.3 million and $13.3 million at December 31, 2022 and December 31, 2021, respectively, and was reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage, consumer and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past-due status is based on the contractual terms of the loan. Loans, including loans modified in a troubled debt restructuring, are placed on nonaccrual or recorded as charge-offs at an earlier date if collection of principal or interest is considered doubtful.

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

Concentration of Credit Risk

Most of the Corporation’s business activity is with customers located within the Commonwealth of Pennsylvania and the states of Ohio, New York and Virginia. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economies of Pennsylvania, Ohio, New York and Virginia. At December 31, 2022 no industry concentration existed which exceeded 10% of the total loan portfolio.

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

The portfolio segments utilizing the DCF methodology comprised 86.0% and 88.4% of the amortized cost of loans as of December 31, 2022 and December 31, 2021, respectively, and included:

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

The portfolio segments utilizing the WARM methodology comprised 14.0% and 11.6% of the amortized cost of loans as of December 31, 2022 and December 31, 2021, respectively, and included:

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on OBS credit exposures is $603 thousand and zero at December 31, 2022 and 2021, respectively, and was reported in accrued interest payable and other liabilities on the consolidated balance sheets .

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Corporation later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets.

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

The calculated amounts of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum remaining lease payments. The Corporation's lease agreements often include one or more options to renew at the Corporation's discretion. If, at lease inception, the Corporation considers the exercising of a renewal option to be reasonably certain, the Corporation includes the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Corporation cannot practically determine the interest rate implicit in the lease so the Corporation's incremental borrowing rate is used as the discount rate for the lease. The Corporation uses Federal Home Loan Bank ("FHLB") of Pittsburgh advance interest rates, which have been deemed as the Corporation's incremental borrowing rate, at lease inception based upon the term of the lease. The Corporation's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

FHLB stock is held as a long-term investment, is valued at its cost basis and is analyzed for impairment based on the ultimate recoverability of the par value. The Corporation evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:
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

Qualified Affordable Housing Project Investments

The Corporation has investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. These investments are made directly in Low Income Housing Tax Credit ("LIHTC") partnerships formed by third parties. As a limited partner in these operating partnerships, the Corporation receives tax credits and tax deductions for losses incurred by the underlying properties. The Corporation accounts for its ownership interest in LIHTC partnerships in accordance with Accounting Standards Update ("ASU") 2014-01, "Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." The standard permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

At the inception of a derivative contract, the Corporation designates the derivative as one of three types based on the Corporation's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives not designated or that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Certain of the restricted stock awards are performance based and costs are recognized based upon certain performance conditions. The Corporation's accounting policy is to recognize forfeitures as they occur

Income Taxes

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

The Corporation recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

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

Comprehensive Income

The Corporation presents comprehensive income as part of the Consolidated Statements of Income and Comprehensive Income. Other comprehensive income and loss consists of unrealized holding gains and losses on the AFS securities portfolio, amortization of AFS securities transferred to HTM, changes in the unrecognized actuarial gain and transition obligation related to the Corporation’s post retirement benefits plans, and changes in the fair value of the Corporation’s interest rate swaps, net of tax.

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

Adoption of New Accounting Standards

Accounting Standards Adopted in 2020

On January 1, 2020, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments. standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

The following tables illustrates the impact of ASC 326.

	January 1, 2020
	Pre-CECL Adoption	Reclassification to CECL Portfolio Segmentation	Pre-CECL Adoption Portfolio Segmentation	Post-CECL Adoption Portfolio Segmentation	Impact of CECL Adoption
Assets:
Loans:
Commercial, industrial and agricultural	$1,046,665	$(1,046,665)	$—	$—	$—
Farmland	—	27,199	27,199	27,199	—
Owner-occupied, nonfarm nonresidential properties	—	333,117	333,117	333,117	—
Agricultural production and other loans to farmers	—	3,407	3,407	3,407	—
Commercial and Industrial	—	474,614	474,614	474,614	—
Obligations (other than securities and leases) of states and political subdivisions	—	139,052	139,052	139,052	—
Other loans	—	5,740	5,740	5,740	—
Commercial mortgages	814,002	(814,002)	—	—	—
Other construction loans and all land development and other land loans	—	277,412	277,412	277,412	—
Multifamily (5 or more) residential properties	—	124,390	124,390	124,390	—
Non-owner occupied, nonfarm nonresidential properties	—	467,852	467,852	468,522	670
Residential real estate	814,030	(814,030)	—	—	—
1-4 Family Construction	—	22,427	22,427	22,427	—
Home equity lines of credit	—	95,089	95,089	95,089	—
Residential Mortgages secured by first liens	—	646,199	646,199	646,199	—
Residential Mortgages secured by junior liens	—	57,965	57,965	57,965	—
Consumer, net of unearned discount	119,623	(119,623)	—	—	—
Other revolving credit plans	—	52,353	52,353	52,353	—
Automobile	—	27,807	27,807	27,807	—
Other consumer	—	39,697	39,697	39,697	—
Credit cards	7,569	—	7,569	7,569	—
Overdrafts	2,146	—	2,146	2,146	—
Total loans	$2,804,035	$—	$2,804,035	$2,804,705	$670

	January 1, 2020
	Pre-CECL Adoption	Reclassification to CECL Portfolio Segmentation	Pre-CECL Adoption Portfolio Segmentation	Post-CECL Adoption Portfolio Segmentation	Impact of CECL Adoption
Assets:
Allowance for credit losses on loans:
Commercial, industrial and agricultural	$8,287	$(8,287)	$—	$—	$—
Farmland	—	190	190	251	61
Owner-occupied, nonfarm nonresidential properties	—	2,390	2,390	1,636	(754)
Agricultural production and other loans to farmers	—	25	25	30	5
Commercial and Industrial	—	4,105	4,105	3,474	(631)
Obligations (other than securities and leases) of states and political subdivisions	—	1,022	1,022	791	(231)
Other loans	—	41	41	49	8
Commercial mortgages	6,952	(6,952)	—	—	—
Other construction loans and all land development and other land loans	—	2,327	2,327	3,107	780
Multifamily (5 or more) residential properties	—	1,087	1,087	1,399	312
Non-owner occupied, nonfarm nonresidential properties	—	3,980	3,980	6,527	2,547
Residential real estate	1,499	(1,499)	—	—	—
1-4 Family Construction	—	56	56	21	(35)
Home equity lines of credit	—	180	180	601	421
Residential Mortgages secured by first liens	—	1,220	1,220	2,320	1,100
Residential Mortgages secured by junior liens	—	114	114	249	135
Consumer	2,411	(2,411)	—	—	—
Other revolving credit plans	—	296	296	674	378
Automobile	—	156	156	60	(96)
Other consumer	—	1,960	1,960	2,981	1,021
Credit cards	84	—	84	26	(58)
Overdrafts	240	—	240	240	—
Total allowance for credit losses on loans	$19,473	$—	$19,473	$24,436	$4,963

Retained earnings:
Total increase in allowance for credit losses on loans					$4,963
Balance sheet reclassification					(670)
Total pre-tax impact					4,293
Tax effect					(902)
Decrease in retained earnings					$3,391

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation's financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020, and based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2020-04 did not significantly impact the Corporation's financial statements and related disclosures.

Accounting Standards Adopted in 2021

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 amends ASC 715-20, "Compensation - Retirement Benefits - Defined Benefit Plans - General." The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. ASU 2018-14 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers' application of income tax- related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. ASU 2019-12 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 represents changes to clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these transactions. ASU 2020-01 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Corporation on January 1, 2021 and did not have a material impact on the Corporation's financial statements and related disclosures.

In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848). ASU 2021-01 expands and clarifies the scope of ASU No. 2020-04 to include derivatives affected by changes in interest rates used for margining, discounting, or contract price alignment, commonly referred to as the "discounting transaction." Derivatives impacted by the discounting transaction will be eligible for certain optional expedients and exceptions related to contract modifications and hedge accounting as defined in Topic 848. The amendments in this update are effective for all entities as of March 12, 2020, and based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. The adoption of ASU 2021-01 did not significantly impact the Corporation's financial statements and related disclosures.

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

Effects of Newly Issued But Not Yet Effective Accounting Standards

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 will be effective for the Corporation on January 1, 2023. The Corporation is evaluating the effect that ASU 2022-01 will have on its consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the separate recognition and measurement guidance for TDRs by creditors. The elimination of the TDRs guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. This guidance is effective for the Corporation on January 1, 2023, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

In June 2022, FASB issued ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." In this ASU, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The ASU also requires certain disclosures for equity securities that are subject to contractual restrictions. This guidance is effective for the Corporation on January 1, 2024, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

In December 2022, FASB issued ASU No. 2022-06 - Reference Rate Reform (Topic 848). ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 did not have a material impact on the Corporation's financial statements and related disclosures.

2.  Business Combinations

On July 17, 2020, the Corporation completed its previously announced acquisition of Bank of Akron for either (x) $215.00 in cash or (y) 6.6729 shares of the Corporation's common stock and also received cash in lieu of fractional shares. Based on the elections and proration procedures, the total consideration payable to Bank of Akron shareholders was approximately $40.8 million, comprised of approximately $16.1 million in cash and 1,501,321 shares of the Corporation's common stock, net of fractional shares, valued at approximately $24.7 million based on the July 17, 2020 closing price of $16.43 per share of the Corporation's common stock.

Bank of Akron's results of operations were included in the Corporation's results of operations beginning July 17, 2020. The Corporation incurred no merger-related expenses during the years ended December 31, 2022 and 2021, respectively, and $4.0 million of merger-related expenses during the year ended December 31, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors.

3.  Securities

Securities AFS at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$3,213	$—	$(84)	$—	$3,129
State & political subdivisions	112,734	24	(17,095)	—	95,663
Residential & multi-family mortgage	256,111	—	(38,564)	—	217,547
Corporate notes & bonds	47,111	—	(4,720)	—	42,391
Pooled SBA	13,823	—	(1,144)	—	12,679
Total	$432,992	$24	$(61,607)	$—	$371,409

	December 31, 2021
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$110,788	$2,728	$(1,768)	$—	$111,748
State & political subdivisions	103,232	2,162	(1,682)	—	103,712
Residential & multi-family mortgage	437,021	4,127	(6,513)	—	434,635
Corporate notes & bonds	28,257	250	(443)	—	28,064
Pooled SBA	18,787	283	(38)	—	19,032
Total	$698,085	$9,550	$(10,444)	$—	$697,191

Debt securities HTM at December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$307,711	$—	$(27,276)	$—	$280,435
Residential & multi-family mortgage	97,054	—	(10,101)	—	86,953
Total	$404,765	$—	$(37,377)	$—	$367,388

December 31, 2021
	Amortized	Gross Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Gov’t sponsored entities	$—	$—	$—	$—	$—
Residential & multi-family mortgage	—	—	—	—	—
Total	$—	$—	$—	$—	$—

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

Information pertaining to security sales is as follows:

Year ended December 31	Proceeds	Gross Gains	Gross Losses
2022	$22,164	$651	$—
2021	33,553	783	—
2020	57,185	2,257	67

The tax provision related to these net realized gains at December 31, 2022, 2021 and 2020 were $137 thousand, $164 thousand, and $460 thousand, respectively.

The following is a schedule of the contractual maturity of securities AFS and HTM, excluding equity securities, at December 31, 2022:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,693	$4,661	$5,058	$4,966
1 year – 5 years	43,759	41,340	242,927	225,060
5 years – 10 years	90,489	77,501	59,726	50,409
After 10 years	24,117	17,681	—	—
	163,058	141,183	307,711	280,435
Residential and multi-family mortgage	256,111	217,547	97,054	86,953
Pooled SBA	13,823	12,679	—	—
Total debt securities	$432,992	$371,409	$404,765	$367,388

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On December 31, 2022 and 2021, securities carried at $561.8 million and $461.5 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At December 31, 2022 and 2021, there were no holdings of securities by any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.

AFS debt securities with unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$3,129	$(84)	$—	$—	$3,129	$(84)
State & political subdivisions	34,667	(1,887)	54,546	(15,208)	89,213	(17,095)
Residential & multi-family mortgage	48,996	(3,122)	168,551	(35,442)	217,547	(38,564)
Corporate notes & bonds	31,730	(3,403)	10,661	(1,317)	42,391	(4,720)
Pooled SBA	5,107	(314)	7,572	(830)	12,679	(1,144)
Total	$123,629	$(8,810)	$241,330	$(52,797)	$364,959	$(61,607)

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$23,733	$(553)	$37,911	$(1,215)	$61,644	$(1,768)
State & political subdivisions	55,636	(1,399)	5,026	(283)	60,662	(1,682)
Residential and multi-family mortgage	248,690	(4,837)	45,185	(1,676)	293,875	(6,513)
Corporate notes & bonds	6,466	(249)	3,806	(194)	10,272	(443)
Pooled SBA	4,394	(37)	127	(1)	4,521	(38)
Total	$338,919	$(7,075)	$92,055	$(3,369)	$430,974	$(10,444)

HTM debt securities with unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$143,556	$(10,063)	$136,879	$(17,213)	$280,435	$(27,276)
Residential & multi-family mortgage	24,132	(2,253)	62,821	(7,848)	86,953	(10,101)
Total	$167,688	$(12,316)	$199,700	$(25,061)	$367,388	$(37,377)

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Gov’t sponsored entities	$—	$—	$—	$—	$—	$—
State & political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The Corporation evaluates securities for possible credit allowance on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2022 and 2021, management performed an assessment for allowance for credit losses on the Corporation’s AFS debt securities in an unrealized loss position and as of December 31, 2022 management performed an assessment for allowance for credit losses on the Corporation's HTM debt securities.

First an assessment was performed to determine if the Corporation intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Management determined it does not intend to sell and will not be required to sell any of the securities before recovery of its amortized cost. Next, management performed an evaluation relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. For the securities that comprise corporate notes and bonds and the securities that are issued by state and political subdivisions, management monitors publicly available financial information, such as filings with the Securities and Exchange Commission, in order to evaluate the securities credit quality and ability to repay its debt obligations. For financial institution issuers, management monitors information from quarterly "call" report filings that are used to generate Uniform Bank Performance Reports. All other securities that were in an unrealized loss position at the balance sheet date were reviewed by management, and issuer-specific documents were reviewed as appropriate given the following considerations; the financial condition and near-term prospects of the issuer and whether downgrades by bond rating agencies have occurred. Based on the results of the assessment, management believes the decline in fair value is not the result of credit losses. As a result no credit allowance is required as of December 31, 2022.

As of December 31, 2022 and 2021 management concluded that the securities described in the previous paragraph did not decline in fair value due to credit factors for the following reasons:
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

In addition, the rise in interest rates is the primary driver of the decline in fair value as of December 31, 2022.

Equity securities at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Corporate equity securities	$6,973	$6,715
Mutual funds	1,406	2,566
Money market	479	506
Corporate notes	757	579
Total	$9,615	$10,366

During the year ended December 31, 2022, 2021, and 2020, the proceeds from sold equity securities were zero in December 31, 2022, zero in December 31, 2021 and $5.9 million in December 31, 2020, resulting in net realized gains of zero in December 31, 2022, zero in December 31, 2021, and $75 thousand in December 31, 2020.

4.  Loans Receivable and Allowance for Credit Losses

Total net loans receivable at December 31, 2022 and 2021 are summarized as follows:

	2022	Percentage of Total	2021	Percentage of Total
Farmland	$32,168	0.8%	$23,768	0.7%
Owner-occupied, nonfarm nonresidential properties	468,493	11.0	434,672	12.0
Agricultural production and other loans to farmers	1,198	—	1,379	—
Commercial and Industrial [1]	791,911	18.5	708,989	19.5
Obligations (other than securities and leases) of states and political subdivisions	145,345	3.4	140,887	3.9
Other loans	24,710	0.6	13,979	0.4
Other construction loans and all land development and other land loans	446,685	10.5	298,869	8.2
Multifamily (5 or more) residential properties	257,696	6.0	216,143	5.9
Non-owner occupied, nonfarm nonresidential properties	795,315	18.6	663,062	18.2
1-4 Family Construction	51,171	1.2	37,822	1.0
Home equity lines of credit	124,892	2.9	104,517	2.9
Residential Mortgages secured by first liens	942,531	22.0	826,729	22.7
Residential Mortgages secured by junior liens	74,638	1.7	56,689	1.6
Other revolving credit plans	36,372	0.9	26,536	0.7
Automobile	21,806	0.5	20,862	0.6
Other consumer	49,144	1.1	49,676	1.4
Credit cards	10,825	0.3	9,935	0.3
Overdrafts	278	—	278	—
Total loans	$4,275,178	100.0%	$3,634,792	100.0%
Less: Allowance for credit losses	(43,436)		(37,588)
Loans, net	$4,231,742		$3,597,204

Net deferred loan origination fees (costs) included in the above loan table	$4,463		$5,667

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

During the second quarter of 2020, the Corporation began originating loans to qualified small businesses under the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA") under the provisions of the Coronavirus Aid, Relief, and Economic Security Act. PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no required allowance for credit losses was recorded against the PPP loans, net of deferred PPP processing fees, outstanding of $159 thousand and $45.2 million as of December 31, 2022 and 2021, respectively.

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $156.6 million and $125.8 million as of December 31, 2022 and 2021, respectively.

Transactions in the allowance for credit losses for the year ended December 31, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$151	$—	$—	$8	$159
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	15	(428)	2,905
Agricultural production and other loans to farmers	9	—	—	(3)	6
Commercial and Industrial	8,837	(175)	139	965	9,766
Obligations (other than securities and leases) of states and political subdivisions	1,649	—	—	214	1,863
Other loans	149	—	—	307	456
Other construction loans and all land development and other land loans	2,198	—	—	1,055	3,253
Multifamily (5 or more) residential properties	2,289	—	—	64	2,353
Non-owner occupied, nonfarm nonresidential properties	6,481	(335)	336	1,171	7,653
1-4 Family Construction	158	—	—	169	327
Home equity lines of credit	1,169	—	12	(8)	1,173
Residential Mortgages secured by first liens	6,943	(51)	28	1,564	8,484
Residential Mortgages secured by junior liens	546	—	—	489	1,035
Other revolving credit plans	528	(92)	50	236	722
Automobile	263	(28)	2	34	271
Other consumer	2,546	(1,623)	89	1,653	2,665
Credit cards	92	(99)	38	36	67
Overdrafts	241	(561)	138	460	278
Total loans	$37,588	$(2,985)	$847	$7,986	$43,436
(1) Excludes provision for credit losses related to unfunded commitments. Note 20, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the year ended December 31, 2022, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the COVID-19 pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Transactions in the allowance for credit losses for the year ended December 31, 2021 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$221	$—	$—	$(70)	$151
Owner-occupied, nonfarm nonresidential properties	3,700	(584)	10	213	3,339
Agricultural production and other loans to farmers	24	—	—	(15)	9
Commercial and Industrial	6,233	(163)	203	2,564	8,837
Obligations (other than securities and leases) of states and political subdivisions	998	(407)	30	1,028	1,649
Other loans	68	—	—	81	149
Other construction loans and all land development and other land loans	1,956	(282)	—	524	2,198
Multifamily (5 or more) residential properties	2,724	—	—	(435)	2,289
Non-owner occupied, nonfarm nonresidential properties	8,658	(49)	—	(2,128)	6,481
1-4 Family Construction	82	—	—	76	158
Home equity lines of credit	985	(7)	5	186	1,169
Residential Mortgages secured by first liens	4,539	(79)	47	2,436	6,943
Residential Mortgages secured by junior liens	241	(3)	—	308	546
Other revolving credit plans	507	(41)	13	49	528
Automobile	132	(26)	3	154	263
Other consumer	2,962	(1,193)	140	637	2,546
Credit cards	66	(112)	18	120	92
Overdrafts	244	(438)	160	275	241
Total loans	$34,340	$(3,384)	$629	$6,003	$37,588
(1) Excludes provision for credit losses related to unfunded commitments. Note 20, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the year ended December 31, 2020 were as follows:

	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Initial Allowance on Loans Purchased with Credit Deterioration	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance (After ASC 326 Adoption)
Farmland	$190	$61	$—	$—	$—	$(30)	$221
Owner-occupied, nonfarm nonresidential properties	2,390	(754)	82	(61)	12	2,031	3,700
Agricultural production and other loans to farmers	25	5	—	—	—	(6)	24
Commercial and Industrial	4,105	(631)	216	(2,779)	39	5,283	6,233
Obligations (other than securities and leases) of states and political subdivisions	1,022	(231)	—	—	—	207	998
Other loans	41	8	—	—	—	19	68
Other construction loans and all land development and other land loans	2,327	780	228	—	125	(1,504)	1,956
Multifamily (5 or more) residential properties	1,087	312	24	—	—	1,301	2,724
Non-owner occupied, nonfarm nonresidential properties	3,980	2,547	335	(1,522)	52	3,266	8,658
1-4 Family Construction	56	(35)	—	—	—	61	82
Home equity lines of credit	180	421	22	(6)	1	367	985
Residential Mortgages secured by first liens	1,220	1,100	73	(285)	65	2,366	4,539
Residential Mortgages secured by junior liens	114	135	—	(158)	2	148	241
Other revolving credit plans	296	378	—	(137)	21	(51)	507
Automobile	156	(96)	—	(29)	2	99	132
Other consumer	1,960	1,021	—	(1,513)	130	1,364	2,962
Credit cards	84	(58)	—	(153)	14	179	66
Overdrafts	240	—	—	(435)	185	254	244
Total loans	$19,473	$4,963	$980	$(7,078)	$648	$15,354	$34,340
(1) Excludes provision for credit losses related to unfunded commitments. Note 20, "Off-Balance Sheet Commitments and Contingencies," in the consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$1,011	$1,011	$994
Owner-occupied, nonfarm nonresidential properties	2,055	1,987	—
Commercial and Industrial	5,485	2,366	71
Other construction loans and all land development and other land loans	567	567	—
Multifamily (5 or more) residential properties	1,066	423	—
Non-owner occupied, nonfarm nonresidential properties	5,081	2,665	—
Home equity lines of credit	475	475	—
Residential Mortgages secured by first liens	4,329	3,882	48
Residential Mortgages secured by junior liens	91	91	—
Other revolving credit plans	26	26	—
Automobile	19	19	—
Other consumer	781	781	—
Credit cards	—	—	8
Total loans	$20,986	$14,293	$1,121

	December 31, 2021
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Past Due over 89 Days Still Accruing
Farmland	$965	$965	$—
Owner-occupied, nonfarm nonresidential properties	850	762	—
Commercial and Industrial	7,060	1,653	8
Other construction loans and all land development and other land loans	516	77	—
Multifamily (5 or more) residential properties	1,270	5	—
Non-owner occupied, nonfarm nonresidential properties	3,771	2,143	—
Home equity lines of credit	824	824	—
Residential Mortgages secured by first liens	3,410	3,410	137
Residential Mortgages secured by junior liens	147	147	—
Other revolving credit plans	13	13	—
Automobile	36	36	—
Other consumer	558	558	—
Credit cards	—	—	23
Total loans	$19,420	$10,593	$168

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while loans are on nonaccrual status.

The following tables present the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	$—
Owner-occupied, nonfarm nonresidential properties	1,296	4
Commercial and Industrial	—	1,904
Other construction loans and all land development and other land loans	501	—
Multifamily (5 or more) residential properties	1,066	—
Non-owner occupied, nonfarm nonresidential properties	5,874	—
Home equity lines of credit	335	—
Residential Mortgages secured by first liens	1,150	—
Total loans	$11,051	$1,908

	December 31, 2021
	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$920	$—
Owner-occupied, nonfarm nonresidential properties	194	9
Commercial and Industrial	1,488	2,351
Other construction loans and all land development and other land loans	438	—
Multifamily (5 or more) residential properties	1,265	—
Non-owner occupied, nonfarm nonresidential properties	3,378	—
Residential Mortgages secured by first liens	435	—
Total loans	$8,118	$2,360

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$—	$—	$1,136	$1,136	$31,032	$32,168
Owner-occupied, nonfarm nonresidential properties	185	27	734	946	467,547	468,493
Agricultural production and other loans to farmers	—	—	—	—	1,198	1,198
Commercial and Industrial	246	93	611	950	790,961	791,911
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	145,345	145,345
Other loans	—	—	—	—	24,710	24,710
Other construction loans and all land development and other land loans	1,522	—	501	2,023	444,662	446,685
Multifamily (5 or more) residential properties	706	—	90	796	256,900	257,696
Non-owner occupied, nonfarm nonresidential properties	113	60	879	1,052	794,263	795,315
1-4 Family Construction	—	—	—	—	51,171	51,171
Home equity lines of credit	203	10	49	262	124,630	124,892
Residential Mortgages secured by first liens	1,302	538	1,775	3,615	938,916	942,531
Residential Mortgages secured by junior liens	5	—	51	56	74,582	74,638
Other revolving credit plans	65	27	—	92	36,280	36,372
Automobile	36	—	—	36	21,770	21,806
Other consumer	361	188	473	1,022	48,122	49,144
Credit cards	196	18	8	222	10,603	10,825
Overdrafts	—	—	—	—	278	278
Total loans	$4,940	$961	$6,307	$12,208	$4,262,970	$4,275,178

The following table presents the aging of the amortized cost basis in past-due loans as of December 31, 2021 by class of loans.

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Farmland	$348	$—	$—	$348	$23,420	$23,768
Owner-occupied, nonfarm nonresidential properties	278	18	414	710	433,962	434,672
Agricultural production and other loans to farmers	—	—	—	—	1,379	1,379
Commercial and Industrial	377	13	333	723	708,266	708,989
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	140,887	140,887
Other loans	—	—	—	—	13,979	13,979
Other construction loans and all land development and other land loans	—	—	77	77	298,792	298,869
Multifamily (5 or more) residential properties	—	10	209	219	215,924	216,143
Non-owner occupied, nonfarm nonresidential properties	—	—	1,792	1,792	661,270	663,062
1-4 Family Construction	—	—	—	—	37,822	37,822
Home equity lines of credit	506	50	172	728	103,789	104,517
Residential Mortgages secured by first liens	1,286	1,145	1,647	4,078	822,651	826,729
Residential Mortgages secured by junior liens	32	24	1	57	56,632	56,689
Other revolving credit plans	56	17	4	77	26,459	26,536
Automobile	45	3	23	71	20,791	20,862
Other consumer	283	158	295	736	48,940	49,676
Credit cards	26	12	23	61	9,874	9,935
Overdrafts	—	—	—	—	278	278
Total loans	$3,237	$1,450	$4,990	$9,677	$3,625,115	$3,634,792

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

During the years ended December 31, 2022 and 2021, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in troubled debt restructurings of $12.4 million and $16.6 million as of December 31, 2022 and 2021, respectively. The Corporation has allocated $2.2 million and $2.6 million of allowance for those loans as of December 31, 2022 and 2021, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	1	$96	$96	Extend Amortization
Non-owner occupied, nonfarm nonresidential properties	1	1,784	1,784	Modify Rate and Extend Amortization
Total loans	2	$1,880	$1,880

	Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Commercial and Industrial	2	$3,336	$3,336	Modify Payment
Multifamily (5 or more) residential properties	1	717	717	Modify Payment
Non-owner occupied, nonfarm nonresidential properties	1	1,604	1,604	Modify Payment
Total loans	4	$5,657	$5,657

	Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Owner-occupied, nonfarm nonresidential properties	1	$260	$260	Modify Payment
Commercial and Industrial	6	1,140	1,140	Modify Payment
Other construction loans and all land development and other land loans	1	46	46	Modify Rate and Extend Amortization
Non-owner occupied, nonfarm nonresidential properties	1	3,684	3,684	Modify Rate and Modify Payment
Residential Mortgages secured by first liens	2	309	309	Modify Payment
Total loans	11	$5,439	$5,439

The TDRs described above increased the allowance for credit losses by immaterial amounts for the years ended December 31, 2022, 2021, and 2020, respectively.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans receivable modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2022, 2021 and 2020, respectively, and no principal balances were forgiven in connection with the loan receivable restructurings.

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

The following tables represent the Corporation's commercial credit risk profile by risk rating as of December 31, 2022 and 2021, respectively. Loans receivable not rated as special mention, substandard, or doubtful are considered to be pass rated loans.

	December 31, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$29,706	$1,450	$1,012	$—	$2,462	$32,168
Owner-occupied, nonfarm nonresidential properties	433,467	27,796	7,230	—	35,026	468,493
Agricultural production and other loans to farmers	1,198	—	—	—	—	1,198
Commercial and Industrial	765,821	14,740	10,037	1,313	26,090	791,911
Obligations (other than securities and leases) of states and political subdivisions	145,345	—	—	—	—	145,345
Other loans	24,710	—	—	—	—	24,710
Other construction loans and all land development and other land loans	443,300	1,296	2,089	—	3,385	446,685
Multifamily (5 or more) residential properties	256,120	510	1,066	—	1,576	257,696
Non-owner occupied, nonfarm nonresidential properties	772,450	2,791	20,074	—	22,865	795,315
Total loans	$2,872,117	$48,583	$41,508	$1,313	$91,404	$2,963,521

	December 31, 2021
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$21,286	$1,514	$968	$—	$2,482	$23,768
Owner-occupied, nonfarm nonresidential properties	419,368	6,723	8,581	—	15,304	434,672
Agricultural production and other loans to farmers	1,379	—	—	—	—	1,379
Commercial and Industrial	687,010	7,946	12,654	1,379	21,979	708,989
Obligations (other than securities and leases) of states and political subdivisions	140,887	—	—	—	—	140,887
Other loans	13,979	—	—	—	—	13,979
Other construction loans and all land development and other land loans	294,103	4,221	545	—	4,766	298,869
Multifamily (5 or more) residential properties	214,772	100	1,271	—	1,371	216,143
Non-owner occupied, nonfarm nonresidential properties	631,534	9,628	21,900	—	31,528	663,062
Total loans	$2,424,318	$30,132	$45,919	$1,379	$77,430	$2,501,748

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$12,321	$7,635	$1,536	$871	$3,277	$3,523	$543	$—	$29,706
Special mention	—	—	—	—	—	1,450	—	—	1,450
Substandard	—	347	—	—	142	523	—	—	1,012
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,321	$7,982	$1,536	$871	$3,419	$5,496	$543	$—	$32,168
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$116,701	$113,575	$50,226	$55,040	$25,327	$60,810	$11,788	$—	$433,467
Special mention	3,402	—	15,613	872	4,097	814	2,998	—	27,796
Substandard	—	—	355	1,864	862	4,149	—	—	7,230
Doubtful	—	—	—	—	—	—	—	—	—
Total	$120,103	$113,575	$66,194	$57,776	$30,286	$65,773	$14,786	$—	$468,493
Agricultural production and other loans to farmers
Risk rating
Pass	$105	$140	$80	$42	$179	$—	$652	$—	$1,198
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$105	$140	$80	$42	$179	$—	$652	$—	$1,198
Commercial and Industrial
Risk rating
Pass	$195,955	$213,433	$51,695	$16,730	$9,051	$19,116	$259,841	$—	$765,821
Special mention	241	—	6,691	273	81	45	7,409	—	14,740
Substandard	299	1,809	689	379	324	913	5,624	—	10,037
Doubtful(1)	—	1,313	—	—	—	—	—	—	1,313
Total	$196,495	$216,555	$59,075	$17,382	$9,456	$20,074	$272,874	$—	$791,911
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$20,840	$37,527	$13,868	$4,584	$13,518	$50,050	$4,958	$—	$145,345
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,840	$37,527	$13,868	$4,584	$13,518	$50,050	$4,958	$—	$145,345
Other loans
Risk rating
Pass	$14,248	$5,358	$2,278	$363	$—	$—	$2,463	$—	$24,710
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,248	$5,358	$2,278	$363	$—	$—	$2,463	$—	$24,710
(1) Consists of one loan relationship that was originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during the current period.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$272,118	$86,894	$56,782	$6,918	$8,644	$916	$11,028	$—	$443,300
Special mention	1,296	0	—	—	—	—	—	—	1,296
Substandard	—	2,023	—	—	—	—	66	—	2,089
Doubtful	—	—	—	—	—	—	—	—	—
Total	$273,414	$88,917	$56,782	$6,918	$8,644	$916	$11,094	$—	$446,685
Multifamily (5 or more) residential properties
Risk rating
Pass	$114,454	$49,794	$46,784	$11,854	$6,764	$23,841	$2,629	$—	$256,120
Special mention	—	—	—	—	—	510	—	—	510
Substandard	643	—	—	—	333	90	—	—	1,066
Doubtful	—	—	—	—	—	—	—	—	—
Total	$115,097	$49,794	$46,784	$11,854	$7,097	$24,441	$2,629	$—	$257,696
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$339,151	$153,613	$51,709	$66,592	$45,211	$107,988	$8,186	$—	$772,450
Special mention	—	488	—	273	498	1,068	464	—	2,791
Substandard	2,227	800	—	4,090	1,314	9,587	2,056	—	20,074
Doubtful	—	—	—	—	—	—	—	—	—
Total	$341,378	$154,901	$51,709	$70,955	$47,023	$118,643	$10,706	$—	$795,315

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$8,203	$1,690	$3,276	$3,547	$564	$3,545	$461	$—	$21,286
Special mention	—	—	—	—	394	1,120	—	—	1,514
Substandard	388	—	—	—	48	532	—	—	968
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,591	$1,690	$3,276	$3,547	$1,006	$5,197	$461	$—	$23,768
Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$135,095	$78,068	$78,621	$29,100	$40,677	$50,079	$7,728	$—	$419,368
Special mention	243	—	903	4,287	135	1,145	10	—	6,723
Substandard	687	416	2,190	868	250	4,152	18	—	8,581
Doubtful	—	—	—	—	—	—	—	—	—
Total	$136,025	$78,484	$81,714	$34,255	$41,062	$55,376	$7,756	$—	$434,672
Agricultural production and other loans to farmers
Risk rating
Pass	$211	$103	$76	$198	$—	$—	$791	$—	$1,379
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful(1)	—	—	—	—	—	—	—	—	—
Total	$211	$103	$76	$198	$—	$—	$791	$—	$1,379
Commercial and Industrial
Risk rating
Pass	$313,983	$84,815	$31,375	$16,577	$12,389	$6,777	$221,094	$—	$687,010
Special mention	—	363	793	381	82	844	5,483	—	7,946
Substandard	1,991	800	1,862	452	29	2,016	5,504	—	12,654
Doubtful	1,379	—	—	—	—	—	—	—	1,379
Total	$317,353	$85,978	$34,030	$17,410	$12,500	$9,637	$232,081	$—	$708,989
Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$36,853	$16,688	$8,774	$16,957	$20,071	$36,764	$4,780	$—	$140,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,853	$16,688	$8,774	$16,957	$20,071	$36,764	$4,780	$—	$140,887
Other loans
Risk rating
Pass	$5,851	$5,305	$552	$3	$—	$—	$2,268	$—	$13,979
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,851	$5,305	$552	$3	$—	$—	$2,268	$—	$13,979
(1) Consists of one loan relationship that was originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during the current period.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$98,406	$168,372	$8,752	$11,141	$853	$898	$5,681	$—	$294,103
Special mention	1,500	—	650	—	2,071	—	—	—	4,221
Substandard	—	—	—	29	439	—	77	—	545
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99,906	$168,372	$9,402	$11,170	$3,363	$898	$5,758	$—	$298,869
Multifamily (5 or more) residential properties
Risk rating
Pass	$74,687	$55,663	$33,436	$7,937	$27,729	$12,882	$2,438	$—	$214,772
Special mention	—	—	—	—	—	100	—	—	100
Substandard	—	6	682	379	204	—	—	—	1,271
Doubtful	—	—	—	—	—	—	—	—	—
Total	$74,687	$55,669	$34,118	$8,316	$27,933	$12,982	$2,438	$—	$216,143
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$194,800	$125,039	$84,943	$52,233	$42,714	$123,021	$8,784	$—	$631,534
Special mention	—	—	428	1,004	189	5,556	2,451	—	9,628
Substandard	826	—	2,305	1,662	4,638	12,134	335	—	21,900
Doubtful	—	—	—	—	—	—	—	—	—
Total	$195,626	$125,039	$87,676	$54,899	$47,541	$140,711	$11,570	$—	$663,062

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

	December 31, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$51,171	$—	$51,171	$37,822	$—	$37,822
Home equity lines of credit	124,417	475	124,892	103,693	824	104,517
Residential Mortgages secured by first liens	938,154	4,377	942,531	823,182	3,547	826,729
Residential Mortgages secured by junior liens	74,547	91	74,638	56,542	147	56,689
Other revolving credit plans	36,346	26	36,372	26,523	13	26,536
Automobile	21,787	19	21,806	20,826	36	20,862
Other consumer	48,363	781	49,144	49,118	558	49,676
Total loans	$1,294,785	$5,769	$1,300,554	$1,117,706	$5,125	$1,122,831

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2022. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Home equity lines of credit
Payment performance
Performing	$34,738	$13,654	$12,903	$8,587	$7,924	$38,127	$8,484	$—	$124,417
Nonperforming	—	—	—	10	—	465	—	—	475
Total	$34,738	$13,654	$12,903	$8,597	$7,924	$38,592	$8,484	$—	$124,892
Residential mortgages secured by first lien
Payment performance
Performing	$229,842	$222,522	$159,651	$91,238	$49,587	$181,939	$3,375	$—	$938,154
Nonperforming	—	771	273	581	416	2,150	186	—	4,377
Total	$229,842	$223,293	$159,924	$91,819	$50,003	$184,089	$3,561	$—	$942,531
Residential mortgages secured by junior liens
Payment performance
Performing	$31,837	$17,163	$8,326	$4,956	$3,073	$8,395	$797	$—	$74,547
Nonperforming	—	—	—	—	—	47	44	—	91
Total	$31,837	$17,163	$8,326	$4,956	$3,073	$8,442	$841	$—	$74,638
Other revolving credit plans
Payment performance
Performing	$10,778	$2,820	$7,911	$2,264	$2,265	$10,308	$—	$—	$36,346
Nonperforming	—	—	—	4	14	8	—	—	26
Total	$10,778	$2,820	$7,911	$2,268	$2,279	$10,316	$—	$—	$36,372
Automobile
Payment performance
Performing	$10,146	$4,637	$2,945	$2,349	$1,117	$593	$—	$—	$21,787
Nonperforming	—	—	10	7	2	—	—	—	19
Total	$10,146	$4,637	$2,955	$2,356	$1,119	$593	$—	$—	$21,806
Other consumer
Payment performance
Performing	$26,699	$12,120	$5,333	$2,176	$776	$1,259	$—	$—	$48,363
Nonperforming	403	220	85	22	6	45	—	—	781
Total	$27,102	$12,340	$5,418	$2,198	$782	$1,304	$—	$—	$49,144

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2021. The current period originations may include modifications, extensions and renewals.

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$27,539	$9,137	$857	$66	$—	$—	$223	$—	$37,822
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$27,539	$9,137	$857	$66	$—	$—	$223	$—	$37,822
Home equity lines of credit
Payment performance
Performing	$14,383	$14,621	$9,564	$10,584	$6,863	$39,527	$8,151	$—	$103,693
Nonperforming	—	—	9	10	377	428	—	—	824
Total	$14,383	$14,621	$9,573	$10,594	$7,240	$39,955	$8,151	$—	$104,517
Residential mortgages secured by first lien
Payment performance
Performing	$232,606	$178,380	$111,333	$62,850	$74,136	$160,402	$3,475	$—	$823,182
Nonperforming	79	259	227	151	258	2,379	194	—	3,547
Total	$232,685	$178,639	$111,560	$63,001	$74,394	$162,781	$3,669	$—	$826,729
Residential mortgages secured by junior liens
Payment performance
Performing	$20,617	$11,256	$7,239	$4,407	$3,508	$9,095	$420	$—	$56,542
Nonperforming	—	—	—	—	84	63	—	—	147
Total	$20,617	$11,256	$7,239	$4,407	$3,592	$9,158	$420	$—	$56,689
Other revolving credit plans
Payment performance
Performing	$5,313	$3,596	$3,090	$2,592	$2,977	$8,955	$—	$—	$26,523
Nonperforming	—	—	4	4	—	5	—	—	13
Total	$5,313	$3,596	$3,094	$2,596	$2,977	$8,960	$—	$—	$26,536
Automobile
Payment performance
Performing	$7,047	$5,448	$4,668	$2,457	$682	$524	$—	$—	$20,826
Nonperforming	11	13	12	—	—	—	—	—	36
Total	$7,058	$5,461	$4,680	$2,457	$682	$524	$—	$—	$20,862
Other consumer
Payment performance
Performing	$30,423	$11,017	$4,537	$1,451	$316	$1,374	$—	$—	$49,118
Nonperforming	204	170	96	25	3	60	—	—	558
Total	$30,627	$11,187	$4,633	$1,476	$319	$1,434	$—	$—	$49,676

	December 31, 2022	December 31, 2021
Credit card
Payment performance
Performing	$10,817	$9,912
Nonperforming	8	23
Total	$10,825	$9,935

Purchased Credit Deteriorated Loans

The Corporation has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

July 17, 2020
Purchase price of loans at acquisition	$21,768
Allowance for credit losses at acquisition	980
Non-credit discount / (premium) at acquisition	1,063
Par value of acquired loans at acquisition	$23,811

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Gross consumer loans	$31,821	$29,227
Less: unearned discounts	(5,972)	(5,716)
Total consumer loans, net of unearned discounts	$25,849	$23,511

5.  Real Estate Owned

Real estate owned is reported net of a valuation allowance and included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. Activity for the years ended December 31, 2022, 2021, and 2020 were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Balance, beginning of year	$707	$862	$1,633
Loans transferred to real estate owned	785	1,470	241
Sales of real estate owned (at carrying value)	(53)	(1,625)	(1,012)
Balance, end of year	$1,439	$707	$862

Expenses related to foreclosed real estate include:

	December 31, 2022	December 31, 2021	December 31, 2020
Net loss (gain) on sales	$(45)	$32	$346
Operating expenses, net of rental income	104	85	240
Total	$59	$117	$586

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2022 and 2021:

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,129	$—	$3,129	$—
States and political subdivisions	95,663	—	95,663	—
Residential and multi-family mortgage	217,547	—	217,547	—
Corporate notes and bonds	42,391	—	42,391	—
Pooled SBA	12,679	—	12,679	—
Total Securities Available-For-Sale	$371,409	$—	$371,409	$—
Interest rate swaps	$1,850	$—	$1,850	$—
Equity Securities:
Corporate equity securities	$6,973	$6,973	$—	$—
Mutual funds	1,406	1,406	—	—
Money market	479	479	—	—
Corporate notes and bonds	757	757	—	—
Total Equity Securities	$9,615	$9,615	$—	$—
Liabilities
Interest rate swaps	$(1,700)	$—	$(1,700)	$—

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$111,748	$—	$111,748	$—
States and political subdivisions	103,712	—	103,712	—
Residential and multi-family mortgage	434,635	4,995	429,640	—
Corporate notes and bonds	28,064	—	28,064	—
Pooled SBA	19,032	—	19,032	—
Total Securities Available-For-Sale	$697,191	$4,995	$692,196	$—
Interest rate swaps	$2,124	$—	$2,124	$—
Equity Securities:
Corporate equity securities	$6,715	$6,715	$—	$—
Mutual funds	2,566	2,566	—	—
Money market	506	506	—	—
Corporate notes and bonds	579	579	—	—
Total Equity Securities	$10,366	$10,366	$—	$—
Liabilities
Interest rate swaps	$(2,512)	$—	$(2,512)	$—

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021:

	States and Political Subdivisions	Corporate Notes and Bonds
Balance, January 1, 2021	$64	$—
Purchases	—	8,250
Total gains or (losses):
Included in other comprehensive income (loss)	—	—
Settlements	(64)	—
Transfers out of Level 3	—	(8,250)
Balance, December 31, 2021	$—	$—

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

The table below presents a reconciliation of the fair value of securities AFS measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

	States and Political Subdivisions	Residential & Multi-Family Mortgage
Balance, January 1, 2020	$—	$2,795
Purchases	422	—
Total gains or (losses):
Included in other comprehensive income (loss)	—	—
Transfers out of Level 3	(358)	$(2,795)
Balance, December 31, 2020	$64	$—

The Corporation's states and political subdivisions with a fair value of $358 thousand and residential and multi-family mortgage of $2.8 million for the year ended December 31, 2020 were transferred out of Level 3 and into Level 2 because of available observable market data for these investments.

Assets and liabilities measured at fair value on a non-recurring basis are as follows at December 31, 2022 and 2021:

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	1,071	—	—	1,071
Commercial and industrial	1,631	—	—	1,631
Other construction loans and all land development loans and other land loans	501	—	—	501
Multifamily (5 or more) residential properties	613	—	—	613
Non-owner occupied, nonfarm nonresidential	3,867	—	—	3,867
Home equity lines of credit	335	—	—	335
Residential mortgages secured by first liens	944	—	—	944

		Fair Value Measurements at December 31, 2021 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans:
Farmland	$920	$—	$—	$920
Owner-occupied, nonfarm nonresidential properties	194	—	—	194
Commercial and industrial	3,102	—	—	3,102
Other construction loans and all land development loans and other land loans	248	—	—	248
Multifamily (5 or more) residential properties	627	—	—	627
Non-owner occupied, nonfarm nonresidential	2,889	—	—	2,889

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	20% (20%)
Owner-occupied, nonfarm nonresidential properties	1,071	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Commercial and industrial	1,631	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-49% (23%)
Other construction loans and all land development loans and other land loans	501	Valuation of third party appraisal on underlying collateral	Loss severity rates	33% (33%)
Multifamily (5 or more) residential properties	613	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-25% (23%)
Non-owner occupied, nonfarm nonresidential	3,867	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-53% (35%)
Home equity lines of credit	335	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)
Residential mortgages secured by first liens	944	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-27% (21%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$920	Valuation of third party appraisal on underlying collateral	Loss severity rates	60% (60%)
Owner-occupied, nonfarm nonresidential properties	194	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-60% (57%)
Commercial and industrial	3,102	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-59% (42%)
Other construction loans and all land development loans and other land loans	248	Valuation of third party appraisal on underlying collateral	Loss severity rates	25% (25%)
Multifamily (5 or more) residential properties	627	Valuation of third party appraisal on underlying collateral	Loss severity rates	0%-57% (26%)
Non-owner occupied, nonfarm nonresidential	2,889	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-60% (34%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at December 31, 2022:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$106,285	$106,285	$—	$—	$106,285
Debt securities available-for-sale	371,409	—	371,409	—	371,409
Debt securities held-to-maturity	404,765	—	367,388	—	367,388
Equity securities	9,615	9,615	—	—	9,615
Loans held for sale	231	—	231	—	231
Net loans receivable	4,231,742	—	—	4,157,843	4,157,843
FHLB and other restricted stock holdings and investments	30,715	n/a	n/a	n/a	n/a
Interest rate swaps	1,850	—	1,850	—	1,850
Accrued interest receivable	20,194	—	2,867	17,327	20,194
LIABILITIES
Deposits	$(4,622,437)	$(4,175,976)	$(445,788)	$—	$(4,621,764)
Short-term borrowings	(132,396)	—	(132,396)	—	(132,396)
Subordinated debentures	(104,584)	—	(117,378)	—	(117,378)
Interest rate swaps	(1,700)	—	(1,700)	—	(1,700)
Accrued interest payable	(1,839)	—	(1,839)	—	(1,839)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2021:

	Carrying Amount	Fair Value Measurement Using:			Total Fair Value
		Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$732,198	$732,198	$—	$—	$732,198
Securities available-for-sale	697,191	4,995	692,196	—	697,191
Equity securities	10,366	10,366	—	—	10,366
Loans held for sale	849	—	858	—	858
Net loans	3,597,204	—	—	3,613,452	3,613,452
FHLB and other equity interests	23,276	n/a	n/a	n/a	n/a
Interest rate swaps	2,124	—	2,124	—	2,124
Accrued interest receivable	15,516	16	2,171	13,329	15,516
LIABILITIES
Deposits	$(4,715,619)	$(4,329,167)	$(391,850)	$—	$(4,721,017)
Subordinated debentures	(104,281)	—	(92,675)	—	(92,675)
Interest rate swaps	(2,512)	—	(2,512)	—	(2,512)
Accrued interest payable	(886)	—	(886)	—	(886)

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

7.  Secondary Market Mortgage Activities

Total loans serviced for others were $264.5 million and $264.2 million for the years ended December 31, 2022 and 2021, respectively.

The following summarizes secondary market mortgage activities for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Loans originated for resale	$34,181	$95,411	$87,528
Proceeds from sales of loans held for sale	29,151	97,179	82,619
Net gains on sales of loans held for sale	1,285	2,737	2,961
Loan servicing fees	781	720	726

The following summarizes activity for capitalized mortgage servicing rights for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Balance, beginning of year	$1,664	$1,527	$1,573
Additions	232	514	540
Servicing rights acquired	—	—	—
Amortization	(92)	(377)	(586)
Balance, end of year	$1,804	$1,664	$1,527

The fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of mortgage servicing rights was not materially different than amortized cost at December 31, 2022 and 2021, respectively. No valuation allowance was deemed necessary at December 31, 2022, 2021, and 2020. The fair value of interest rate lock commitments and forward commitments to sell loans were not material at December 31, 2022 or 2021.

8.  Premises and Equipment

The following summarizes premises and equipment at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Land	$8,534	$8,798
Premises and leasehold improvements	74,873	70,212
Furniture and equipment	42,513	39,851
Construction in process	7,582	2,589
	133,502	121,450
Less: accumulated depreciation	64,967	59,791
Premises and equipment, net	$68,535	$61,659

Depreciation on premises and equipment amounted to $5.3 million in 2022, $5.3 million in 2021 and $4.6 million in 2020.

9.  Leases

Operating lease assets represent the Corporation's right to use an underlying asset during the lease term and operating lease liabilities represent the Corporation's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Corporation's incremental borrowing rate at the lease commencement date. Operating lease cost, which is comprised of amortization of the operating lease asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income.

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

Leases	Classification	December 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$32,307	$19,928
Finance lease assets	Premises and equipment, net (1)	286	358
Total leased assets		$32,593	$20,286

Liabilities:
Operating lease liabilities	Operating lease liabilities	$33,726	$21,159
Finance lease liabilities	Accrued interest payable and other liabilities	383	469
Total leased liabilities		$34,109	$21,628
(1) Finance lease assets are recorded net of accumulated amortization of $930 thousand and $858 thousand as of December 31, 2022 and 2021, respectively.

The components of the Corporation's net lease expense for the year ended December 31, 2022, 2021 and 2020 were as follows:

Lease Cost	Classification	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	Net occupancy expense	$2,264	$1,801	$1,785
Variable lease cost	Net occupancy expense	59	55	87
Finance lease cost:
Amortization of leased assets	Net occupancy expense	72	72	72
Interest on lease liabilities	Interest expense - borrowed funds	19	23	27
Sublease income (1)	Net occupancy expense	(79)	(71)	(86)
Net lease cost		$2,335	$1,880	$1,885
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2022:

Maturity of Lease Liabilities as of December 31, 2022	Operating Leases (1)	Finance Leases	Total
2023	$2,367	$105	$2,472
2024	2,298	105	2,403
2025	2,293	105	2,398
2026	2,277	105	2,382
2027	2,220	—	2,220
After 2027	42,626	—	42,626
Total lease payments	54,081	420	54,501
Less: Interest	20,355	37	20,392
Present value of lease liabilities	$33,726	$383	$34,109
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $3.6 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Other information related to the Corporation's lease liabilities as of December 31, 2022 and 2021 was as follows:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	23.9	18.8
Finance leases	4	5

Weighted-average discount rate
Operating leases	3.83%	3.42%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of December 31, 2022 and 2021 was as follows:

Other Information	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used by operating leases	$1,183	$964

10.  Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Balance, beginning of year	$43,749	$43,749
Acquired during the year	—	—
Balance, end of year	$43,749	$43,749

Impairment exists when the carrying value of goodwill exceeds its fair value. Goodwill is evaluated for impairment on an annual basis as of December 31 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.

At December 31, 2022, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Intangible Assets

In connection with its acquisition of FC Banc Corp. in 2013, the Corporation recorded a core deposit intangible asset of $4.8 million. During the years ended December 31, 2022, 2021, and 2020, the Corporation recorded amortization expense of zero, zero and $94 thousand, respectively. The net carrying values at December 31, 2022 and 2021 was zero, respectively. No other intangible assets were required to be recorded in connection with the acquisition of FC Banc Corp.

In connection with its acquisition of Lake National Bank in 2016, the Corporation recorded a core deposit intangible asset of $1.6 million. During the year ended December 31, 2022, 2021, and 2020, the Corporation recorded amortization expense of zero, zero , and $66 thousand, respectively. The net carrying values at December 31, 2022 and 2021 was zero, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Lake National Bank.

In connection with its acquisition of Bank of Akron in 2020, the Corporation recorded a core deposit intangible asset of $613 thousand. During the year ended December 31, 2022, 2021 and 2020, the Corporation recorded amortization expense of $96 thousand, $107 thousand, $46 thousand, respectively. The net carrying value at December 31, 2022 and 2021 was $364 thousand and $460 thousand, respectively. No other intangible assets were required to be recorded in connection with the acquisition of Bank of Akron.

Estimated amortization expense of core deposit intangible assets for each of the next five years is as follows:

2023	$85
2024	73
2025	62
2026	51
2027	40
Thereafter	53
Total	$364

11.  Deposits

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at December 31, 2022:

Time deposits maturing:
2023	$262,954
2024	122,314
2025	40,319
2026	9,632
2027	7,547
Thereafter	3,695
Total	$446,461

Certificates of deposit of $250 thousand or more totaled $135.4 million and $116.6 million at December 31, 2022 and 2021, respectively.

12.  Borrowings

At December 31, 2022 and 2021, the Corporation had available one $10 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to SOFR plus 2.85%. There were no borrowings on the line of credit at December 31, 2022 and 2021.

FHLB Borrowings

The Bank has the ability to borrow funds from the FHLB. The Bank maintains a $250.0 million line-of-credit (Open Repo Plus) with the FHLB which is a revolving term commitment available on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLB, the line-of-credit and long term advances are secured by FHLB stock and the Bank pledges its single-family residential mortgage loan portfolio, certain commercial real estate loans, and certain agriculture real estate loans as security for any advances.

Total loans pledged to the FHLB at December 31, 2022, and 2021, were $1.6 billion and $1.3 billion, respectively. The Bank could obtain advances of up to approximately $757.8 million from the FHLB at December 31, 2022 and $932.7 million at December 31, 2021.

At December 31, 2022 and December 31, 2021, outstanding advances from the FHLB are as follows:

	2022	2021
Open Repo borrowing at an interest rate of 4.45% at December 31, 2022. The maximum amount of the Open Repo borrowing available is $250,000.	$132,396	$—
Total	$132,396	$—

At December 31, 2022 and 2021, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $75.5 million and $10.4 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At December 31, 2022 and 2021, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the 3 month LIBOR plus 1.55%. The all-in rate was 6.32% at December 31, 2022 and 1.75% at December 31, 2021. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In September 2016, the Corporation completed a private placement of $50.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "2026 Notes"). The notes will mature in October 2026, and will initially bear interest at a fixed rate of 5.75% per annum, payable semi-annually in arrears, to, but excluding, October 15, 2021, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 4.55%. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. On October 15, 2021, the Corporation completed its redemption of the 2026 Notes, representing all of the outstanding 2026 Notes. The 2026 Notes were redeemed pursuant to their terms at a price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, October 15, 2021. The total aggregate redemption price was $50.7 million, which amount included an accrued interest payment of $719 thousand. The Corporation financed the redemption with cash on hand, including the net proceeds from the issuance and sale of $85.0 million aggregate principal amount of the Corporation's 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031.

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate ("SOFR") plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $1.0 million and $1.3 million as of December 31, 2022 and December 31, 2021, respectively.

13.  Employee Benefit Plans

The Corporation sponsors a contributory defined contribution Section 401(k) plan. The plan permits eligible employees to make pre-tax and Roth contributions up to 70% of salary. Employees 21 years of age or over with a minimum of one-year with 1,000 hours of service are eligible for matching contributions by the Corporation at 100% for every 1% contributed up to 3% then 50% for every 1% contributed up to the next 2% in total of the employee’s compensation. The Corporation’s matching contribution and related expenses were $1.6 million, $1.2 million and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. A profit sharing discretionary non-contributory pension plan component is in place for employees 21 years of age or over with a minimum of one-year with 1,000 hours of service and allows employer contributions in an amount equal to a percentage of eligible compensation plus 5.7% of the compensation in excess of $147 thousand, subject to a $305 thousand salary limit. The Corporation recognized profit sharing expense of $2.9 million, $2.0 million and $1.9 million for the year ended December 31, 2022, 2021, and 2019 respectively.

The Corporation has adopted a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Corporation’s retirement plan whose benefits are limited by compensation limitations under current tax law. The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Corporation. At December 31, 2022 and 2021, obligations of $9.7 million and $8.8 million, respectively, were included in other liabilities for this plan. Expenses related to this plan were $1.3 million for the year ended December 31, 2022, $2.1 million for the year ended December 31, 2021 and $992 thousand for the year ended December 31, 2020.

The Corporation has established a Survivor Benefit Plan for the benefit of outside directors. The purpose of the plan is to provide life insurance benefits to beneficiaries of the Corporation’s directors who at the time of their death are participants in the plan. The plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the plan are payable from the general assets of the Corporation. At December 31, 2022 and 2021, obligations of $1.6 million and $1.5 million, respectively, were included in other liabilities for this plan. Expenses (benefits) related to this plan were $81 thousand for the year ended December 31, 2022, $196 thousand for the year ended December 31, 2021 and $253 thousand for the year ended December 31, 2020.

On December 31, 2021, the Corporation adopted a Defined Contribution Plan for several employees (the "Plan"), pursuant to which the Corporation will make certain annual contributions to the Plan on the employee's behalf, which will be paid to the employee following their termination of employment from the Corporation or, if earlier, upon the employee becoming disabled. The Plan became effective as of January 2, 2022.

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

The following table sets forth the change in the benefit obligation of the plan as of and for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Benefit obligation at beginning of year	$1,487	$1,829
Interest cost	30	28
Service cost	42	52
Actual claims	(50)	(31)
Actuarial gain	(303)	(391)
Benefit obligation at end of year	$1,206	$1,487

Amounts recognized in accumulated other comprehensive income at December 31, 2022 and 2021 consisted of:

	December 31, 2022	December 31, 2021
Net actuarial gain	$972	$782
Tax effect	(204)	(165)
Total	$768	$617

The accumulated benefit obligation was $1.2 million and $1.5 million at December 31, 2022 and 2021, respectively.

The following table sets forth the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

	December 31, 2022	December 31, 2021	December 31, 2020
Service cost	$42	$52	$61
Interest cost	30	28	51
Net amortization of transition obligation and actuarial loss	(113)	(43)	—
Net periodic benefit cost	(41)	37	112
Net gain	(303)	(391)	(277)
Amortization	113	43	—
Total recognized in other comprehensive income	(190)	(348)	(277)
Total recognized in net periodic benefit cost and other comprehensive income	$(231)	$(311)	$(165)

The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $(174) thousand.

The weighted average discount rate used to calculate net periodic benefit cost was 2.10% for year ended December 31, 2022, 1.55% for year ended December 31, 2021, and 2.59% for year ended December 31, 2020. The weighted average rate used to calculate accrued benefit obligations was 4.72% for year ended December 31, 2022, 2.10% for year ended December 31, 2021, and 1.55% for year ended December 31, 2020. The health care cost trend rate used to measure the expected costs of benefits is 5.0% for 2023 and thereafter.

14.  Deferred Compensation Plans

Deferred compensation plans cover all directors and certain officers. Under the plans, the Corporation pays each participant, or their beneficiary, the value of the participant’s account over a maximum period of 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans.

A summary of changes in the deferred compensation plan liability follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Balance, beginning of year	$3,675	$3,085	$3,234
Deferrals, dividends, and changes in fair value	(2)	1,084	(70)
Deferred compensation payments	(23)	(494)	(79)
Balance, end of year	$3,650	$3,675	$3,085

15.  Income Taxes

The following is a summary of income tax expense for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Current – federal	$15,494	$13,494	$8,681
Current – state	1,346	1,268	729
Deferred – federal	(1,618)	(1,025)	(1,672)
Deferred – state	(196)	(666)	(391)
Income tax expense	$15,026	$13,071	$7,347

The reconciliation of income tax attributable to pre-tax income at the federal statutory tax rates to income tax expense is as follows:

	December 31, 2022	%	December 31, 2021	%	December 31, 2020	%
Tax at statutory rate	$16,425	21.0%	$14,863	21.0%	$8,419	21.0%
Tax exempt income, net	(1,036)	(1.3)	(1,016)	(1.4)	(1,119)	(2.8)
Bank owned life insurance	(721)	(0.9)	(554)	(0.8)	(367)	(0.9)
Tax credits, net of amortization	(193)	(0.3)	(215)	(0.3)	(104)	(0.3)
Effect of state tax	908	1.2	476	0.7	576	1.4
Other	(357)	(0.5)	(483)	(0.7)	(58)	(0.1)
Income tax expense	$15,026	19.2%	$13,071	18.5%	$7,347	18.3%

The following table sets forth deferred taxes as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for credit losses	$9,154	$7,606
Fair value adjustments – business combination	917	1,240
Deferred compensation	3,448	3,344
Net operating loss carryover	344	327
Post-retirement benefits	647	696
Unrealized loss on interest rate swap	—	81
Nonaccrual loan interest	348	509
Accrued expenses	2,300	1,718
Deferred fees and costs	997	1,259
Unrealized loss on securities available-for-sale	12,914	188
Unrealized loss on securities held-to-maturity	1,265	—
Operating lease liability	7,645	4,845
Other	671	383
	40,650	22,196
Deferred tax liabilities:
Premises and equipment	3,409	3,093
Unrealized gain on equity securities	119	292
Intangibles – section 197	2,492	2,494
Mortgage servicing rights	399	366
Unrealized gain on interest rate swap	32	—
Operating lease asset	7,397	4,649
Other	68	220
	13,916	11,114
Net deferred tax asset	$26,734	$11,082

At December 31, 2022 and 2021, the Corporation had no unrecognized tax benefits. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

At December 31, 2022, the Corporation had state net operating loss carryforwards of approximately $15.5 million related to the acquisition of Bank of Akron, which expire at various dates from 2034 to 2039. The Corporation's ability to utilize carryforwards is limited to $363 thousand per year. Due to this limitation, management determined it is more likely than not that approximately $9.5 million of net operating loss carryforwards will expire unutilized.

The Corporation recognizes interest and/or penalties related to income tax matters as part of income tax expense. At December 31, 2022, 2021 and 2020, there were no amounts accrued for interest and/or penalties and no amounts recorded as expense for the years ending December 31, 2022, 2021, and 2020.

The Corporation and its subsidiaries are subject to U.S. federal income tax, as well as filing various state returns. The Corporation is no longer subject to U.S. federal income tax examinations by the taxing authorities for years prior to 2019. Tax years 2019 through 2022 are open to examination.

16.  Related Party Transactions

Loans to principal officers, directors, and their affiliates during 2022 were as follows:

Beginning balance	$45,757
New loans and advances	6,224
Effect of changes in composition of related parties	(494)
Repayments	(6,489)
Ending balance	$44,998

Deposits from principal officers, directors, and their affiliates were $13.7 million and $23.5 million at December 31, 2022 and 2021, respectively.

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

The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Prior to 2018, for non-employee directors, the vesting schedule was one-third of the granted restricted shares per year, beginning one year after the grant date, with 100% vested on the third anniversary of the grant date. Beginning in 2018, stock compensation received by non-employee directors vests immediately. All stock-based compensation grants during the years ending December 31, 2022, 2021 and 2020 and outstanding at December 31, 2022, 2021 and 2020 were time-based and performance-based restricted stock.

During the years ended December 31, 2022, 2021, and 2020, the Executive Compensation and Personnel Committee of the Corporation's Board of Directors granted a total of 57,823, 55,218 and 36,968 shares, respectively, of time-based restricted common stock to certain key employees and all independent directors of the Corporation.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $262 thousand, $296 thousand and $296 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

A summary of changes in time-based unvested restricted stock awards follows:

	Shares	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2022	69,643	$24.18
Granted	46,033	26.64
Forfeited	(1,440)	25.04
Vested	(44,490)	25.05
Non-vested at December 31, 2022	69,746	$25.21

The above table excludes 11,790 shares in restricted stock awards that were granted to the Corporation’s Board of Directors and certain employees at a weighted average fair value of $26.71 and immediately vested. As of December 31, 2022 and 2021, there was $1.2 million and $1.1 million, respectively, of total unrecognized compensation cost related to non-vested shares granted under the restricted stock award plan. The fair value of shares vesting during the year end December 31, 2022, 2021, and 2020 was $1.4 million, $835 thousand and $1.1 million, respectively.

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

Total compensation expense related to the PBRSAs and included in the above compensation expense total was $91 thousand, $378 thousand and $384 thousand for 2022, 2021 and 2020. Estimated remaining unearned compensation related to PBRSAs at December 31, 2022 was $12 thousand.

In 2021, the 2019 PBRSAs were fully earned and in 2022, 11,895 shares were fully distributed. The fair value of the shares distributed in 2022 was $318 thousand. In 2020, the 2018 PBRSAs were fully earned and in 2021, 10,587 shares were fully distributed. The fair value of the 10,587 shares distributed in 2021 was $223 thousand.

The number of authorized stock-based awards still available for grant as of December 31, 2022 was 320,372.

18.  Regulatory Capital Matters

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, for the Bank, prompt corrective action ("PCA") regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory enforcement actions. The net unrealized gain or loss on AFS securities is excluded from computing regulatory capital. Management believes as of December 31, 2022 the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms alone do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion; brokered deposits may not be accepted, renewed or rolled over; and capital restoration plans are required. As of December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the PCA. There are no events or conditions since this notification that management believes have changed the Bank’s capital category.

Actual and required capital amounts and ratios are presented below as of December 31, 2022 and 2021. The capital adequacy ratio includes the capital conservation buffer.

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital to Risk Weighted Assets
Consolidated	$688,164	16.08%	$449,370	10.50%	N/A	N/A
Bank	525,048	12.32	447,436	10.50	$426,130	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	566,454	13.24	363,776	8.50	N/A	N/A
Bank	489,374	11.48	362,210	8.50	340,904	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	488,669	11.42	299,580	7.00	N/A	N/A
Bank	481,995	11.31	298,291	7.00	276,984	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	566,454	10.74	210,988	4.00	N/A	N/A
Bank	489,374	9.22	212,283	4.00	265,354	5.00
December 31, 2021
Total Capital to Risk Weighted Assets
Consolidated	$541,651	14.92%	$381,093	10.50%	N/A	N/A
Bank	475,231	13.16	379,180	10.50	$361,123	10.00%
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	427,988	11.79	308,504	8.50	N/A	N/A
Bank	447,055	12.38	306,955	8.50	288,899	8.00
Common equity Tier 1 to Risk Weighted Assets
Consolidated	350,203	9.65	254,062	7.00	N/A	N/A
Bank	439,676	12.18	252,786	7.00	234,730	6.50
Tier 1 (Core) Capital to Average Assets
Consolidated	427,988	8.22	208,208	4.00	N/A	N/A
Bank	447,055	8.63	207,109	4.00	258,887	5.00
(1) The minimum amounts and ratios as of December 31, 2022 and 2021 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. During 2022, $248.2 million of accumulated net earnings of the Bank included in consolidated shareholders’ equity, plus any 2023 net profits retained to the date of the dividend declared, is available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements described above.

19.  Derivative Instruments

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated note that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At December 31, 2022, the variable rate on the subordinated debt was 6.32% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of December 31, 2022 and 2021, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s consolidated balance sheet and statement of income as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020:

	Liability Derivative
	Balance Sheet	Fair value
	Location	December 31, 2022	December 31, 2021
Interest rate contract	Accrued interest receivable (payable) and other assets (liabilities)	$150	$(388)
For the Year Ended December 31, 2022	(a)	(b)		(c)	(d)	(e)
Interest rate contract	$425	Interest expense – subordinated debentures		$(127)	Other income	$—
For the Year Ended December 31, 2021
Interest rate contract	301	Interest expense – subordinated debentures		(276)	Other income	—
For the Year Ended December 31, 2020
Interest rate contract	(224)	Interest expense – subordinated debentures		(224)	Other income	—

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
(c)Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive loss related to the interest rate swap will be reclassified to interest expense as interest payments are made on the subordinated debentures. Such amounts reclassified from accumulated other comprehensive loss to interest expense in the next twelve months are expected to be a $179 thousand benefit.

As of December 31, 2022 and 2021, a cash collateral balance of $200 thousand and $1.1 million, respectively, was maintained with the counterparty to the interest rate swaps. These balances are included in interest bearing deposits with other banks on the consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $173 thousand as of December 31, 2022 and $3.4 million as of December 31, 2021. This balance is included in interest bearing deposits with other banks on the consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s consolidated balance sheet as of December 31, 2022 and 2021:

	Current Notional Amount	Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
December 31, 2022
3rd Party interest rate swaps	$31,417	4.9	4.12%	1 month LIBOR + 1.68%	$1,700	(a)
Customer interest rate swaps	(31,417)	4.9	4.12%	1 month LIBOR + 1.68%	(1,700)	(b)
December 31, 2021
3rd Party interest rate swaps	$32,768	5.8	4.12%	1 month LIBOR + 2.27%	$2,124	(a)
Customer interest rate swaps	(32,768)	5.8	4.12%	1 month LIBOR + 2.27%	(2,124)	(b)

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$126,594	$441,008	$94,924	$323,013
Unused lines of credit	7,444	725,277	13,265	663,903
Standby letters of credit	16,124	1,603	15,063	1,623

Commitments to make loans are generally made for periods of 60 days or less.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBICs") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2022 and 2021 were $17.0 million and $14.5 million, respectively. Unfunded capital commitments in investments in SBICs and other limited partnerships totaled $5.5 million and $8.0 million as of December 31, 2022 and 2021, respectively. These investments are accounted for either under the equity method of accounting.

Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of December 31, 2022 and 2021 were $4.5 million and $5.3 million, respectively. The related amortization for the twelve months ended December 31, 2022, 2021 and 2020 were $803 thousand, $691 thousand and $634 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the consolidated balance sheet, as of December 31, 2022 and 2021 were $1.0 million and $2.1 million, respectively.

Allowance for Credit Losses on Unfunded Loan Commitments

The Corporation maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans receivable, modified to take into account the probability of a draw-down on the commitment. The provision for credit losses on unfunded loan commitments is included in the provision for credit losses on the Corporation's consolidated statements of income. The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheets. Note 4, "Loans Receivable and Allowance for Credit Losses," in the consolidated financial statements provides more detail concerning the provision for credit losses related to the loan portfolio of the Corporation.

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the years ended December 31, 2022 and 2021, respectively:

	Year ended December 31,
	2022	2021	2020
Beginning balance	$—	$—	$—
Provision for credit losses on unfunded loan commitments (1)	603	—	—
Ending balance	$603	$—	$—
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

21. Parent Company Only Financial Information

CONDENSED BALANCE SHEETS	December 31,
	2022	2021
Assets
Cash	$142,832	$47,035
Equity securities	2,750	2,850
Investment in bank subsidiary	466,268	474,902
Investment in non-bank subsidiaries	21,566	20,327
Deferred assets and current receivables	1,782	1,798
Other assets	931	1,044
Total assets	$636,129	$547,956
Liabilities
Subordinated debentures	$104,584	$104,281
Other liabilities	783	828
Total liabilities	105,367	105,109
Stockholders' equity	530,762	442,847
Total liabilities and stockholders' equity	$636,129	$547,956

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
Income:	2022	2021	2020
Dividends from:
Bank subsidiary	$21,225	$22,165	$16,702
Non-bank subsidiaries	1,431	1,700	10,350
Other	198	210	216
Total income	22,854	24,075	27,268
Expenses	(6,112)	(6,657)	(6,838)
Income before income taxes and equity in undistributed net income of subsidiaries:	16,742	17,418	20,430
Change in net unrealized holdings gains (losses) on equity securities not held for trading	(132)	121	(31)
Income tax benefit	1,422	1,381	1,306
Equity in undistributed net income of bank subsidiary	43,846	37,178	18,197
Equity in undistributed (distributions in excess) of net income of non-bank subsidiaries	1,310	1,609	(7,159)
Net income	63,188	57,707	32,743
Dividends on preferred stock	(4,302)	(4,302)	(1,147)
Net income available to common stockholders	$58,886	$53,405	$31,596

Comprehensive income attributable to the parent	$63,613	$58,008	$32,519

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2022	2021	2020
Net income
Adjustments to reconcile net income to net cash provided by	$63,188	$57,707	$32,743
Operating activities:
Equity in undistributed net income of bank subsidiary	(43,846)	(37,178)	(18,197)
(Equity in undistributed) distributions in excess of net income of non–bank subsidiaries	(1,310)	(1,609)	7,159
Net unrealized (gains) losses on equity securities	132	(121)	31
Decrease in other assets	609	60	21
Increase in other liabilities	1,571	978	1,091
Net cash provided by operating activities	20,344	19,837	22,848
Cash flows from investing activities
Purchase of equity securities	(32)	—	(2,000)
Outlays for business acquisition	—	—	(16,126)
Investment in bank subsidiaries	—	—	(41,500)
Net cash used in investing activities	(32)	—	(59,626)
Cash flows from financing activities:
Dividends paid on common stock	(12,557)	(11,550)	(10,981)
Dividends paid on preferred stock	(4,302)	(4,302)	(1,147)
Proceeds from issuance of long term debt	—	83,484	—
Repayment of long term debt	—	(50,000)	—
Purchase of treasury stock	(1,707)	(1,163)	(1,307)
Net proceeds from the issuance of preferred stock	—	—	57,785
Net proceeds from issuance of common stock	94,051	—	3,257
Net advance to subsidiary	—	—	(850)
Net cash provided by financing activities	75,485	16,469	46,757
Net increase in cash	95,797	36,306	9,979
Cash beginning of year	47,035	10,729	750
Cash end of year	$142,832	$47,035	$10,729

22. Earnings Per Share

The computation of basic and diluted earnings per common share is shown below. There were no anti-dilutive stock options for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
Basic earnings per common share computation
Net income per consolidated statements of income	$58,886	$53,405	$31,596
Net earnings allocated to participating securities	(229)	(183)	(100)
Net earnings allocated to common stock	$58,657	$53,222	$31,496
Distributed earnings allocated to common stock	$12,508	$11,514	$10,942
Undistributed earnings allocated to common stock	46,149	41,708	20,554
Net earnings allocated to common stock	$58,657	$53,222	$31,496
Weighted average common shares outstanding, including shares considered participating securities	18,057	16,875	16,048
Less: Average participating securities	(70)	(55)	(48)
Weighted average shares	17,987	16,820	16,000
Basic earnings per common share	$3.26	$3.16	$1.97
Diluted earnings per common share computation
Net earnings allocated to common stock	$58,657	$53,222	$31,496
Weighted average common shares outstanding for basic earnings per common share	17,987	16,820	16,000
Add: Dilutive effects of performance based-shares	33	—	—
Weighted average shares and dilutive potential common shares	18,020	16,820	16,000
Diluted earnings per common share	$3.26	$3.16	$1.97

23. Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Unrealized holding gains (losses) on available-for-sale securities	$(67,167)	$(19,526)	$12,494
Less reclassification adjustment for gains recognized in earnings	(651)	(783)	(2,190)
Net unrealized gains (losses)	(67,818)	(20,309)	10,304
Tax effect	14,242	4,265	(2,164)
Net-of-tax amount	(53,576)	(16,044)	8,140
Amortization of unrealized gains from held-to-maturity securities	1,107	—	—
Tax effect	(232)	—	—
Net-of-tax amount	875	—	—
Actuarial gain (loss) on postemployment health care plan	303	391	277
Net amortization of transition obligation and actuarial gain	(113)	(43)	—
Net unrealized gain (loss) on postemployment health care plan	190	348	277
Tax effect	(40)	(73)	(58)
Net-of-tax amount	150	275	219
Unrealized gain (loss) on interest rate swap	411	105	(508)
Less reclassification adjustment for losses recognized in earnings	127	276	224
Net unrealized gain (loss)	538	381	(284)
Tax effect	(113)	(80)	60
Net-of-tax amount	425	301	(224)
Other comprehensive income (loss)	$(52,126)	$(15,468)	$8,135

The following is a summary of the change in the accumulated other comprehensive income (loss) balance, net of tax, for the years ended December 31, 2022, 2021, and 2020.

	Balance 12/31/21	Comprehensive Income (Loss)	Balance 12/31/22
Unrealized gains (losses) on securities available-for-sale	$(706)	$(53,576)	$(54,282)
Amortization of unrealized gains from held-to-maturity securities	—	875	875
Unrealized gain on postretirement benefits plan	618	150	768
Unrealized loss on interest rate swap	(306)	425	119
Total	$(394)	$(52,126)	$(52,520)

	Balance 12/31/20	Comprehensive Income (Loss)	Balance 12/31/21
Unrealized gains on securities available-for-sale	$15,338	$(16,044)	$(706)
Unrealized gain on postretirement benefits plan	343	275	618
Unrealized loss on interest rate swap	(607)	301	(306)
Total	$15,074	$(15,468)	$(394)

	Balance 1/1/20	Comprehensive Income (Loss)	Balance 12/31/20
Unrealized gains (losses) on securities available-for-sale	$7,198	$8,140	$15,338
Unrealized gain (loss) on postretirement benefits plan	124	219	343
Unrealized loss on interest rate swap	(383)	(224)	(607)
Total	$6,939	$8,135	$15,074

24. Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the years ended December 31, 2022, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	December 31, 2022	December 31, 2021	December 31, 2020
Non-interest Income
Service charges on deposit accounts	$7,206	$6,195	$5,095
Wealth and asset management fees	7,172	6,740	5,497
Mortgage banking (1)	1,237	3,147	3,354
Card processing and interchange income	7,797	7,796	5,727
Net realized gains on available-for-sale securities (1)	651	783	2,190
Other income	10,703	8,773	6,196
Total non-interest income	$34,766	$33,434	$28,059
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

25. Subsequent Events

Subsequent to December 31, 2022, on February 17, 2023, the Corporation purchased 100,000 shares with an average price paid, including commissions, of $24.05.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 4, 2022, the Corporation’s Audit Committee dismissed Crowe LLP ("Crowe") as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2022, and all quarterly periods therein. The Corporation’s Audit Committee participated in and approved the decision to change its independent registered public accounting firm.

The audit reports of Crowe on the consolidated financial statements of the Corporation and its subsidiaries as of and for the years ended December 31, 2021 and 2020 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2021 and 2020 and the subsequent interim period through March 3, 2022, there were no: (1) disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have cause them to make reference to the subject matter of the disagreements in connection with their reports, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

Also, on March 4, 2022, the Corporation engaged FORVIS, LLP (formerly known as BKD, LLP) ("FORVIS") as the Corporation’s independent registered public accounting firm starting with the fiscal year ending December 31, 2022. The engagement was approved by the Corporation’s Audit Committee. During the fiscal years ended December 31, 2021 and 2020, and through March 3, 2022, the Corporation did not consult with FORVIS with respect to (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might have been rendered on the Corporation’s consolidated financial statements, or (2) any matters that were either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by FORVIS, LLP (formerly known as BKD, LLP), an independent registered public accounting firm that audited the Corporation’s financial statements, as stated in their report which is located in Item 8 of this Annual Report on Form 10-K.

/s/ Michael D. Peduzzi	/s/ Tito L. Lima
President and Chief Executive Officer	Treasurer and Principal Financial Officer

Date: March 3, 2023	Date: March 3, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), which we will file with the SEC on or before 120 days after our 2022 fiscal year-end, and which will appear in the 2023 Proxy Statement under the captions "Proposal 1. Election of Directors," "Executive Officers," "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Certain Transactions" and "Other Matters – Delinquent Section 16(a) Reports."

The Corporation’s Board of Directors has approved a Code of Ethics for Officers and Directors. The Code of Ethics can be found at the Bank’s website, www.cnbbank.bank.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference from the 2023 Proxy Statement, including the information in the 2023 Proxy Statement appearing under the captions "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation Committee Report" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference from the 2023 Proxy Statement, including the information in the 2023 Proxy Statement appearing under the captions "Stock Ownership" and "Compensation of Executive Officers – Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference from the 2023 Proxy Statement, including the information in the 2023 Proxy Statement appearing under the captions "Proposal 1. Election of Directors," "Corporate Governance" and "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference from the 2023 Proxy Statement, including the information in the 2023 Proxy Statement appearing under the captions "Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee," "Proposal No. 3: Ratification of the Appointment of Independent Registered Public Accounting Firm" and "Concerning the Independent Registered Public Accounting Firm."

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are set forth in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
FORVIS, LLP, Indianapolis, IN, (U.S. PCAOB Auditor Firm I.D.: 686);
Crowe LLP, Columbus, OH, (U.S. PCAOB Auditor Firm I.D.: 173)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules are not applicable or are included in the consolidated financial statements or related notes.

(a)(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of CNB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.2	Second Amended and Restated Bylaws of CNB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

3.3	Statement with Respect to Shares of 7.125% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, effective as of August 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2022)

4.2	Form of Certificate representing the 7.125% Series A Fixed-Rated Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Deposit Agreement, dated August 25, 2020, among CNB Financial Corporation, American Stock Transfer & Trust Company, LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2020)

4.4	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 of the Registration Statement on Form 8-A filed on August 25, 2020)

4.5	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.1(1)	CNB Financial Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2019)

10.2(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Restricted Stock Agreement

10.3(1)	Form of CNB Financial Corporation 2019 Omnibus Incentive Plan Performance Restricted Stock Agreement

10.4(1)	Executive Employment Agreement dated October 24, 2019 by and among CNB Financial Corporation, CNB Bank and Joseph B. Bower Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2019)

Exhibit No.	Description

10.5(1)	Executive Employment Contract, dated February 8, 2012, by and between CNB Bank and Richard L . Greslick, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 9, 2012)

10.6(1)	Letter Agreement, dated April 4, 2022, by and between CNB, CNB Bank and Joseph E. Dell, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2022)

10.7(1)	Executive Employment Agreement, dated March 23, 2020, by and between CNB Financial Corporation, CNB Bank and Tito L. Lima (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2020)

10.8(1)
Executive Employment Agreement, dated August 30, 2021, by and between CNB Financial Corporation, CNB Bank and Martin T. Griffith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 3, 2021)

10.9(1)	Executive Employment Agreement, dated October 22, 2021, by and between CNB Financial Corporation, CNB Bank and Michael Peduzzi (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2021)

10.10(1)	Executive Employment Contract, dated October 7, 2015, by and between CNB Bank and Leanne D. Kassab

10.11(1)	Executive Salary Continuation Plan Agreement, by and between CNB Bank and Joseph B. Bower, Jr., amended and restated, effective as of January 1, 2013

10.12(1)	Executive Salary Continuation Plan Agreement, by and between CNB Bank and Richard L. Greslick, Jr., effective as of January 1, 2013

10.13(1)	Supplemental Executive Retirement Plan for Michael D. Peduzzi, effective as of January 1, 2022

10.14
Form of Subordinated Note Purchase Agreement, dated June 3, 2021, by and among CNB Financial Corporation and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2021)

10.15(1)	Defined Contribution Plan for Tito L. Lima, effective as of January 2, 2022 (incorporated by reference to Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed on January 4, 2022)

10.16(1)	Defined Contribution Plan for Leanne Kassab, effective as of January 1, 2022

10.17(1)	Executive Deferred Compensation Plan, amended and restated, effective as of January 1, 2005

10.18(1)	Executive Deferred Compensation Plan Amendment No. 1, dated as of January 19, 2015

21	List of subsidiaries of CNB Financial Corporation, filed herewith

23.1	Consent of FORVIS, LLP

23.2	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1) Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORPORATION
(Registrant)

Date:	March 3, 2023	By:	/s/ Michael D. Peduzzi
MICHAEL D. PEDUZZI
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2023.

/s/ Michael D. Peduzzi	/s/ Peter F. Smith
MICHAEL D. PEDUZZI	PETER F. SMITH, Chairman
President and Director
(Principal Executive Officer)

/s/ Richard L. Greslick, Jr.	/s/ Richard B. Seager
RICHARD L. GRESLICK, JR.	RICHARD B. SEAGER, Director
Secretary and Director

/s/ Tito L. Lima	/s/ Francis X. Straub, III
TITO L. LIMA	FRANCIS X. STRAUB, III, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ N. Michael Obi	/s/ Peter C. Varischetti
N. MICHAEL OBI, Director	PETER C. VARISCHETTI, Director

/s/ Joel E. Peterson	/s/ Julie M. Young
JOEL E. PETERSON, Director	JULIE M. YOUNG, Director

/s/ Deborah Dick Pontzer
DEBORAH DICK PONTZER, Director

/s/ Jeffrey S. Powell
JEFFREY S. POWELL, Director

/s/ Nicholas N. Scott
NICHOLAS N. SCOTT, Director