Form 10-Q
period 2023-03-31
CNB FINANCIAL CORP/PA
filed 2023-05-03
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of May 2, 2023:
COMMON STOCK, NO PAR VALUE PER SHARE: 21,062,596 SHARES

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

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in interest rates; (iii) the duration and scope of a pandemic, including the lingering impacts of the COVID-19 pandemic, and the local, national and global impact of a pandemic; (iv) changes in general business, industry or economic conditions or competition; (v) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (vi) higher than expected costs or other difficulties related to integration of combined or merged businesses; (vii) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (viii) changes in the quality or composition of our loan and investment portfolios; (ix) adequacy of loan loss reserves; (x) increased competition; (xi) loss of certain key officers; (xii) deposit attrition; (xiii) rapidly changing technology; (xiv) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xv) changes in the cost of funds, demand for loan products or demand for financial services; and (xvi) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$51,206	$58,884
Interest-bearing deposits with Federal Reserve	132,696	43,401
Interest-bearing deposits with other financial institutions	4,691	4,000
Total cash and cash equivalents	188,593	106,285
Debt securities available-for-sale, at fair value (amortized cost of $422,920 and $432,992, respectively)	368,607	371,409
Debt securities held-to-maturity, at amortized cost (fair value $371,735 and $367,388, respectively)	402,300	404,765
Equity securities	9,416	9,615
Loans held for sale	448	231
Loans receivable
PPP loans, net of deferred processing fees	144	159
Syndicated loans	148,085	156,649
Loans	4,153,068	4,118,370
Total loans receivable	4,301,297	4,275,178
Less: allowance for credit losses	(43,981)	(43,436)
Net loans receivable	4,257,316	4,231,742
FHLB and other restricted stock holdings and investments	31,194	30,715
Premises and equipment, net	70,572	68,535
Operating lease right-of-use assets	34,618	32,307
Bank owned life insurance	112,287	111,523
Mortgage servicing rights	1,738	1,804
Goodwill and other intangibles	43,874	43,749
Core deposit intangible, net	342	364
Accrued interest receivable and other assets	62,029	62,135
Total Assets	$5,583,334	$5,475,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$810,623	$898,437
Interest-bearing demand deposits	958,756	1,007,202
Savings	2,442,903	2,270,337
Certificates of deposit	541,847	446,461
Total deposits	4,754,129	4,622,437
Short-term borrowings	102,083	132,396
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,040	83,964
Operating lease liabilities	36,114	33,726
Accrued interest payable and other liabilities	39,921	51,274
Total liabilities	5,036,907	4,944,417
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at March 31, 2023 and December 31, 2022	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at March 31, 2023 and 21,235,503 at December 31, 2022	—	—
Additional paid in capital	219,561	221,553
Retained earnings	318,629	306,911
Treasury stock, at cost (118,575 shares at March 31, 2023 and 114,157 shares December 31, 2022)	(2,867)	(2,967)
Accumulated other comprehensive loss	(46,681)	(52,520)
Total shareholders’ equity	546,427	530,762
Total Liabilities and Shareholders’ Equity	$5,583,334	$5,475,179

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$62,327	$41,150
Processing fees on PPP loans	1	1,237
Securities:
Taxable	4,030	3,614
Tax-exempt	197	219
Dividends	85	34
Total interest and dividend income	66,640	46,254
INTEREST EXPENSE:
Deposits	16,699	2,706
Borrowed funds and finance lease liabilities	1,263	5
Subordinated notes and debentures (includes $(45) and $67 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,039	926
Total interest expense	19,001	3,637
NET INTEREST INCOME	47,639	42,617
PROVISION FOR CREDIT LOSS EXPENSE	1,290	1,643
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	46,349	40,974
NON-INTEREST INCOME:
Service charges on deposit accounts	1,795	1,757
Other service charges and fees	631	655
Wealth and asset management fees	1,817	1,783
Net realized gains on available-for-sale securities (includes $22 and $651 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	22	651
Net realized and unrealized losses on equity securities	(286)	(394)
Mortgage banking	168	475
Bank owned life insurance	764	694
Card processing and interchange income	2,059	1,809
Other non-interest income	1,072	2,224
Total non-interest income	8,042	9,654
NON-INTEREST EXPENSES:
Compensation and benefits	17,045	16,988
Net occupancy expense	3,566	3,230
Technology expense	4,258	3,372
State and local taxes	1,050	1,048
Legal, professional, and examination fees	845	837
Advertising	544	620
FDIC insurance premiums	873	723
Dues and subscriptions	506	600
Card processing and interchange expenses	1,490	1,029
Other non-interest expenses	3,813	3,445
Total non-interest expenses	33,990	31,892
INCOME BEFORE INCOME TAXES	20,401	18,736
INCOME TAX EXPENSE (includes $14 and $124 income tax expense from reclassification items, respectively)	3,912	3,491
NET INCOME	16,489	15,245
PREFERRED STOCK DIVIDENDS	1,075	1,075
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,414	$14,170
AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,042,579	16,810,725
Diluted	21,077,531	16,844,106
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.73	$0.84
Diluted Earnings Per Common Share	$0.73	$0.84
Cash Dividends Declared	$0.175	$0.175
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2023	2022
NET INCOME	$16,489	$15,245
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized gain (loss) on interest rate swaps, net of tax $0 and $(42), respectively	(1)	158
Reclassification adjustment for (gains) losses recognized in earnings, net of tax $9 and $(13), respectively	(36)	54
	(37)	212
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $(1,531) and $7,070, respectively	5,760	(26,600)
Amortization of unrealized (gains) losses from held-to-maturity securities, net of tax of $(35) and $14, respectively	133	(51)
Reclassification adjustment for realized losses included in net income, net of tax of $5 and $137, respectively	(17)	(514)
	5,876	(27,165)
Other comprehensive income (loss)	5,839	(26,953)
COMPREHENSIVE INCOME (LOSS)	$22,328	$(11,708)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income			16,489			16,489
Other comprehensive loss					5,839	5,839
Forfeiture of restricted stock award grants (2,061 shares)		50		(50)		—
Restricted stock award grants (97,859 shares)		(2,547)		2,547		—
Performance based restricted stock award grants (4,118 shares)		(111)		111		—
Stock-based compensation expense		616				616
Purchase of treasury stock (100,000 shares)				(2,405)		(2,405)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,750 shares)				(89)		(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)				(14)		(14)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,696)			(3,696)
Balance, March 31, 2023	$57,785	$219,561	$318,629	$(2,867)	$(46,681)	$546,427

Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income			15,245			15,245
Other comprehensive loss					(26,953)	(26,953)
Restricted stock award grants (56,159 shares)		(976)		976		—
Performance based restricted stock award grants (11,895 shares)		(173)		173		—
Stock-based compensation expense		501				501
Purchase of treasury stock (50,166 shares)				(1,342)		(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,546 shares)				(202)		(202)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)				(126)		(126)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(2,960)			(2,960)
Balance, March 31, 2022	$57,785	$126,703	$271,792	$(2,998)	$(27,347)	$425,935

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,489	$15,245
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	1,290	1,643
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	1,923	1,758
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(1,334)	(985)
Net amortization of deferred costs on borrowings	76	75
Accretion of deferred PPP processing fees	(1)	(1,237)
Net realized gains on sales of available-for-sale securities	(22)	(651)
Net realized and unrealized losses on equity securities	286	394
Gain on sale of loans held for sale	(92)	(724)
Proceeds from sale of loans receivable	2,856	9,731
Origination of loans held for sale	(3,381)	(15,645)
Income on bank owned life insurance	(764)	(694)
Restricted stock compensation expense	616	501
Increase in accrued interest receivable and other assets	277	(3,102)
Increase in accrued interest payable, lease liabilities, and other liabilities	(13,405)	(2,521)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,814	3,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	10,820	30,475
Proceeds from sales of available-for-sale securities	9,659	22,164
Purchase of available-for-sale securities	(10,603)	(30,181)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	2,698	7,220
Purchases of held-to-maturity securities	—	(213,853)
Purchase of equity securities	(87)	(120)
Proceeds from loans classified as portfolio loans	4,994	—
Net increase in loans receivable	(30,101)	(113,804)
Purchase of FHLB, other equity, and restricted equity interests	(479)	(615)
Purchase of premises and equipment	(3,382)	(1,874)
Purchase of other intangible assets	(125)	—
Proceeds from the sale of premises and equipment and foreclosed assets	—	37
NET CASH USED BY INVESTING ACTIVITIES	(16,606)	(300,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	36,306	23,757
Net increase (decrease) in certificates of deposit	95,386	(48,513)
Purchase of treasury stock	(2,508)	(1,670)
Cash dividends paid, common stock	(3,696)	(2,960)
Cash dividends paid, preferred stock	(1,075)	(1,075)
Net change in short-term borrowings	(30,313)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	94,100	(30,461)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,308	(327,224)
CASH AND CASH EQUIVALENTS, Beginning	106,285	732,198
CASH AND CASH EQUIVALENTS, Ending	$188,593	$404,974

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,990	$3,668
Income taxes	444	1,133
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$161	$—
Transfers from loans held for sale to loans held for investment	538	5,600
Transfers from loans held for investment to loans held for sale	166	—
Transfers from available-for-sale to held-to-maturity	—	101,069
Grant of restricted stock awards from treasury stock	2,547	976
Grant of performance based restricted stock awards from treasury stock	111	173
Restricted stock forfeiture	50	—
Lease liabilities arising from obtaining right-of-use assets	2,773	6,077

See Notes to Condensed Consolidated Financial Statements

CNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CNB Financial Corporation (the "Corporation") is headquartered in Clearfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CNB Bank (the "Bank"). In addition, the Bank provides wealth and asset management services, including the administration of trusts and estates, retirement plans, and other employee benefit plans as well as a full range of wealth management services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services. In addition to the Bank, the Corporation also operates a consumer discount loan and finance business through its wholly owned subsidiary, Holiday Financial Services Corporation ("Holiday"). The Corporation and its other subsidiaries are subject to examination by federal and state regulators. The Corporation’s market area is primarily concentrated in the Central and Northwest regions of the Commonwealth of Pennsylvania, the Central and Northeast regions of the State of Ohio, Western region of the State of New York and the Southwest region of the Commonwealth of Virginia.

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three months ended March 31, 2023 is not necessarily indicative of the results to be expected for the full year.

This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided and future results could differ.

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

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the period ended March 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking industry stresses resulted in a decrease in the Corporation's stock price and market capitalization. Management believed such a decrease was a triggering indicator requiring an interim goodwill impairment analysis. At March 31, 2023, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment. Management will continue to evaluate the economic conditions at future reporting periods for any potential applicable changes.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2022

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

Accounting Standards Adopted in 2023

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue from Contracts with Customers." ASU 2021-08 was effective for the Corporation on January 1, 2023 and did not have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 was effective for the Corporation on January 1, 2023 and did not have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDRs guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. ASU 2022-02 was effective for the Corporation on January 1, 2023 and did not have a material impact on its condensed consolidated financial statements and related disclosures.

Accounting Pronouncements Pending Adoption

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

In March 2023, FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." This ASU requires the Corporation to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This guidance is effective for the Corporation on January 1, 2024 with early adoption permitted. The Corporation is evaluating the effect that ASU 2023-01 will have on its consolidated financial statements and related disclosures.

In March 2023, FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." In this ASU, these amendments allow the Corporation to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for the Corporation on January 1, 2024 with early adoption permitted. The Corporation is evaluating the effect that ASU 2023-02 will have on its consolidated financial statements and related disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$2,474	$—	$(86)	$—	$2,388
State & political subdivisions	111,090	69	(13,921)	—	97,238
Residential & multi-family mortgage	247,957	—	(34,150)	—	213,807
Corporate notes & bonds	48,119	19	(5,329)	—	42,809
Pooled SBA	13,280	1	(916)	—	12,365
Total	$422,920	$89	$(54,402)	$—	$368,607

	December 31, 2022
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$3,213	$—	$(84)	$—	$3,129
State & political subdivisions	112,734	24	(17,095)	—	95,663
Residential & multi-family mortgage	256,111	—	(38,564)	—	217,547
Corporate notes & bonds	47,111	—	(4,720)	—	42,391
Pooled SBA	13,823	—	(1,144)	—	12,679
Total	$432,992	$24	$(61,607)	$—	$371,409

Debt securities held-to-maturity ("HTM") at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$307,750	$—	$(22,650)	$—	$285,100
Residential & multi-family mortgage	94,550	—	(7,915)	—	86,635
Total	$402,300	$—	$(30,565)	$—	$371,735

	December 31, 2022
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$307,711	$—	$(27,276)	$—	$280,435
Residential & multi-family mortgage	97,054	—	(10,101)	—	86,953
Total	$404,765	$—	$(37,377)	$—	$367,388

The Corporation elected to transfer 74 AFS securities with an aggregate fair value of $213.7 million to a classification of HTM during the twelve months ended December 31, 2022. In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding loss of $5.6 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre-tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities.

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2023	$9,659	$22	$—
Three months ended March 31, 2022	22,164	651	—

The tax provision related to these net realized gains was $5 thousand for the three months ended March 31, 2023 and $137 thousand for the three months ended March 31, 2022, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of March 31, 2023:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,174	$4,141	$10,010	$9,828
1 year – 5 years	43,399	41,298	246,949	231,452
5 years – 10 years	90,274	78,510	50,791	43,820
After 10 years	23,836	18,486	—	—
	161,683	142,435	307,750	285,100
Residential & multi-family mortgage	247,957	213,807	94,550	86,635
Pooled SBA	13,280	12,365	—	—
Total debt securities	$422,920	$368,607	$402,300	$371,735

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On March 31, 2023 and December 31, 2022, securities carried at $467.2 million and $561.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2023

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$2,388	$(86)	$—	$—	$2,388	$(86)
State & political subdivisions	9,958	(88)	78,035	(13,833)	87,993	(13,921)
Residential & multi-family mortgage	17,227	(568)	196,478	(33,582)	213,705	(34,150)
Corporate notes and bonds	24,380	(3,013)	17,410	(2,316)	41,790	(5,329)
Pooled SBA	596	(6)	11,638	(910)	12,234	(916)
	$54,549	$(3,761)	$303,561	$(50,641)	$358,110	$(54,402)

December 31, 2022

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$3,129	$(84)	$—	$—	$3,129	$(84)
State & political subdivisions	34,667	(1,887)	54,546	(15,208)	89,213	(17,095)
Residential & multi-family mortgage	48,996	(3,122)	168,551	(35,442)	217,547	(38,564)
Corporate notes and bonds	31,730	(3,403)	10,661	(1,317)	42,391	(4,720)
Pooled SBA	5,107	(314)	7,572	(830)	12,679	(1,144)
	$123,629	$(8,810)	$241,330	$(52,797)	$364,959	$(61,607)

HTM debt securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2023

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$285,100	$(22,650)	$285,100	$(22,650)
Residential & multi-family mortgage	1,404	(209)	85,231	(7,706)	86,635	(7,915)
	$1,404	$(209)	$370,331	$(30,356)	$371,735	$(30,565)

December 31, 2022

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$143,556	$(10,063)	$136,879	$(17,213)	$280,435	$(27,276)
Residential & multi-family mortgage	24,132	(2,253)	62,821	(7,848)	86,953	(10,101)
	$167,688	$(12,316)	$199,700	$(25,061)	$367,388	$(37,377)

At March 31, 2023 and December 31, 2022, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at March 31, 2023 and December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Corporate equity securities	$5,843	$6,973
Mutual funds	2,101	1,406
Money market funds	765	479
Corporate notes	707	757
Total	$9,416	$9,615

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	Percentage of Total	December 31, 2022	Percentage of Total
Farmland	$34,080	0.8%	$32,168	0.8%
Owner-occupied, nonfarm nonresidential properties	478,465	11.1%	468,493	11.0%
Agricultural production and other loans to farmers	1,057	—%	1,198	—%
Commercial and Industrial	753,437	17.5%	791,911	18.5%
Obligations (other than securities and leases) of states and political subdivisions	138,897	3.2%	145,345	3.4%
Other loans	22,340	0.5%	24,710	0.6%
Other construction loans and all land development and other land loans	435,241	10.1%	446,685	10.5%
Multifamily (5 or more) residential properties	265,034	6.2%	257,696	6.0%
Non-owner occupied, nonfarm nonresidential properties	841,486	19.6%	795,315	18.6%
1-4 Family Construction	54,804	1.3%	51,171	1.2%
Home equity lines of credit	124,308	2.9%	124,892	2.9%
Residential Mortgages secured by first liens	949,691	22.1%	942,531	22.0%
Residential Mortgages secured by junior liens	79,125	1.8%	74,638	1.7%
Other revolving credit plans	38,241	0.9%	36,372	0.9%
Automobile	24,706	0.6%	21,806	0.5%
Other consumer	48,009	1.1%	49,144	1.1%
Credit cards	12,122	0.3%	10,825	0.3%
Overdrafts	254	—%	278	—%
Total loans receivable	$4,301,297	100.0%	$4,275,178	100.0%
Less: Allowance for credit losses	(43,981)		(43,436)
Loans receivable, net	$4,257,316		$4,231,742

Net deferred loan origination fees included in the above table	$4,198		$4,463

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $148.1 million and $156.6 million as of March 31, 2023 and December 31, 2022, respectively.

Transactions in the allowance for credit losses for the three months ended March 31, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$159	$—	$—	$(30)	$129
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	8	(341)	2,546
Agricultural production and other loans to farmers	6	—	—	(3)	3
Commercial and Industrial	9,766	(46)	145	(922)	8,943
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	(15)	1,848
Other loans	456	—	—	138	594
Other construction loans and all land development and other land loans	3,253	—	—	141	3,394
Multifamily (5 or more) residential properties	2,353	(65)	—	247	2,535
Non-owner occupied, nonfarm nonresidential properties	7,653	—	—	606	8,259
1-4 Family Construction	327	—	—	71	398
Home equity lines of credit	1,173	—	1	(16)	1,158
Residential Mortgages secured by first liens	8,484	(7)	—	374	8,851
Residential Mortgages secured by junior liens	1,035	—	—	240	1,275
Other revolving credit plans	722	(22)	5	125	830
Automobile	271	(5)	—	64	330
Other consumer	2,665	(540)	43	393	2,561
Credit cards	67	(62)	1	67	73
Overdrafts	278	(160)	44	92	254
Total	$43,436	$(933)	$247	$1,231	$43,981
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended March 31, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$151	$—	$—	$35	$186
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	7	270	3,595
Agricultural production and other loans to farmers	9	—	—	1	10
Commercial and Industrial	8,837	(71)	78	246	9,090
Obligations (other than securities and leases) of states and political subdivisions	1,649	—	—	179	1,828
Other loans	149	—	—	(6)	143
Other construction loans and all land development and other land loans	2,198	—	—	(148)	2,050
Multifamily (5 or more) residential properties	2,289	—	—	(53)	2,236
Non-owner occupied, nonfarm nonresidential properties	6,481	—	—	(70)	6,411
1-4 Family Construction	158	—	—	52	210
Home equity lines of credit	1,169	—	8	4	1,181
Residential Mortgages secured by first liens	6,943	(47)	12	(3)	6,905
Residential Mortgages secured by junior liens	546	—	—	6	552
Other revolving credit plans	528	(26)	6	39	547
Automobile	263	(7)	—	(2)	254
Other consumer	2,546	(401)	22	402	2,569
Credit cards	92	(14)	4	21	103
Overdrafts	241	(119)	41	84	247
Total loans	$37,588	$(706)	$178	$1,057	$38,117
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions.

For the three months ended March 31, 2023, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation and the COVID-19 pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $1.3 million for the three months ended March 31, 2023, compared to $1.6 million for the three months ended March 31, 2022. Included in the provision for credit losses for the three months ended March 31, 2023 was $59 thousand related to the allowance for unfunded commitments compared to a $586 thousand provision towards the allowance for unfunded commitments for the three months ended March 31, 2022.

The following tables presents the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,000	$1,000	$992
Owner-occupied, nonfarm nonresidential properties	2,215	2,153	—
Commercial and Industrial	5,152	2,059	—
Other construction loans and all land development and other land loans	545	545	—
Multifamily (5 or more) residential properties	972	343	—
Non-owner occupied, nonfarm nonresidential properties	5,481	2,633	—
Home equity lines of credit	525	525	—
Residential Mortgages secured by first liens	4,327	3,891	—
Residential Mortgages secured by junior liens	97	97	—
Other revolving credit plans	41	41	—
Automobile	15	15	—
Other consumer	619	619	—
Credit cards	—	—	83
Total	$20,989	$13,921	$1,075

	December 31, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,011	$1,011	$994
Owner-occupied, nonfarm nonresidential properties	2,055	1,987	—
Commercial and Industrial	5,485	2,366	71
Other construction loans and all land development and other land loans	567	567	—
Multifamily (5 or more) residential properties	1,066	423	—
Non-owner occupied, nonfarm nonresidential properties	5,081	2,665	—
Home equity lines of credit	475	475	—
Residential Mortgages secured by first liens	4,329	3,882	48
Residential Mortgages secured by junior liens	91	91	—
Other revolving credit plans	26	26	—
Automobile	19	19	—
Other consumer	781	781	—
Credit cards	—	—	8
Total	$20,986	$14,293	$1,121

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of March 31, 2023:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	—
Owner-occupied, nonfarm nonresidential properties	1,053	4
Commercial and Industrial	—	1,826
Other construction loans and all land development and other land loans	480	—
Multifamily (5 or more) residential properties	972	—
Non-owner occupied, nonfarm nonresidential properties	5,185	—
Home equity lines of credit	331	—
Residential Mortgages secured by first liens	1,133	—
Total	$9,983	$1,830

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2022:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	$—
Owner-occupied, nonfarm nonresidential properties	1,296	4
Commercial and Industrial	—	1,904
Other construction loans and all land development and other land loans	501	—
Multifamily (5 or more) residential properties	1,066	—
Non-owner occupied, nonfarm nonresidential properties	5,874	—
Home equity lines of credit	335	—
Residential Mortgages secured by first liens	1,150	—
Total	$11,051	$1,908

The following table presents the aging of the amortized cost basis in past-due loans receivable as of March 31, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$185	$—	$1,124	$1,309	$32,771	$34,080
Owner-occupied, nonfarm nonresidential properties	1,508	24	287	1,819	476,646	478,465
Agricultural production and other loans to farmers	—	—	—	—	1,057	1,057
Commercial and Industrial	—	213	230	443	752,994	753,437
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	138,897	138,897
Other loans	—	—	—	—	22,340	22,340
Other construction loans and all land development and other land loans	171	1,538	—	1,709	433,532	435,241
Multifamily (5 or more) residential properties	—	—	25	25	265,009	265,034
Non-owner occupied, nonfarm nonresidential properties	222	—	685	907	840,579	841,486
1-4 Family Construction	—	—	—	—	54,804	54,804
Home equity lines of credit	217	—	89	306	124,002	124,308
Residential Mortgages secured by first liens	1,501	777	1,500	3,778	945,913	949,691
Residential Mortgages secured by junior liens	—	—	51	51	79,074	79,125
Other revolving credit plans	38	26	19	83	38,158	38,241
Automobile	57	—	—	57	24,649	24,706
Other consumer	310	189	384	883	47,126	48,009
Credit cards	22	20	83	125	11,997	12,122
Overdrafts	—	—	—	—	254	254
Total	$4,231	$2,787	$4,477	$11,495	$4,289,802	$4,301,297

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$1,136	$1,136	$31,032	$32,168
Owner-occupied, nonfarm nonresidential properties	185	27	734	946	467,547	468,493
Agricultural production and other loans to farmers	—	—	—	—	1,198	1,198
Commercial and Industrial	246	93	611	950	790,961	791,911
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	145,345	145,345
Other loans	—	—	—	—	24,710	24,710
Other construction loans and all land development and other land loans	1,522	—	501	2,023	444,662	446,685
Multifamily (5 or more) residential properties	706	—	90	796	256,900	257,696
Non-owner occupied, nonfarm nonresidential properties	113	60	879	1,052	794,263	795,315
1-4 Family Construction	—	—	—	—	51,171	51,171
Home equity lines of credit	203	10	49	262	124,630	124,892
Residential Mortgages secured by first liens	1,302	538	1,775	3,615	938,916	942,531
Residential Mortgages secured by junior liens	5	—	51	56	74,582	74,638
Other revolving credit plans	65	27	—	92	36,280	36,372
Automobile	36	—	—	36	21,770	21,806
Other consumer	361	188	473	1,022	48,122	49,144
Credit cards	196	18	8	222	10,603	10,825
Overdrafts	—	—	—	—	278	278
Total	$4,940	$961	$6,307	$12,208	$4,262,970	$4,275,178

Loan Modifications

The Corporation adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Corporation provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$98	$—	$—	$—	—%
Commercial and Industrial	—	2,573	612	371	122	0.5
Other construction loans and all land development and other land loans	—	1,538	—	—	—	0.4
Non-owner occupied, nonfarm nonresidential properties	—	—	1,562	—	—	0.2
Total	$—	$4,209	$2,174	$371	$122	0.2%

The Corporation has no further loan commitments to customers whose loan receivables are included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the three months ended March 31, 2023:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$98	$—	$—	$98
Other construction loans and all land development and other land loans	—	1,538	—	1,538
Total	$98	$1,538	$—	$1,636

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

	Principal Forgiveness	Term Extension (in years)	Interest Rate Reduction
Commercial and Industrial	$—	0.97	0.5%
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Total	$—	0.65	0.5%

There were no modified loans and leases that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

If the Corporation determines that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off and the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

As of December 31, 2022, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included either or both of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. The Corporation had an amortized cost in TDRs of $12.4 million as of December 31, 2022. The Corporation has allocated $2.2 million of allowance for those loans as of December 31, 2022.

There was one loan modified as a TDR during the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Modification
Non-owner occupied, nonfarm nonresidential properties	1	$1,784	$1,784	Modify Rate and Extend Amortization
Total loans	1	$1,784	$1,784

The TDR described above increased the allowance for credit losses by an immaterial amount for the three months ended March 31, 2022.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within a twelve-month cycle following the modification during the three months ended March 31, 2022. There were no principal balances forgiven in connection with the loans restructurings.

As discussed above, effective for January 1, 2023, the Corporation adopted prospectively Accounting Standard Update 2022-02, which eliminated the separate recognition and measurement guidance for TDRs by creditors.

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

	March 31, 2023
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$31,639	$1,441	$1,000	$—	$2,441	$34,080
Owner-occupied, nonfarm nonresidential properties	443,727	27,718	7,020	—	34,738	478,465
Agricultural production and other loans to farmers	1,057	—	—	—	—	1,057
Commercial and Industrial	714,047	18,506	19,598	1,286	39,390	753,437
Obligations (other than securities and leases) of states and political subdivisions	138,897	—	—	—	—	138,897
Other loans	22,340	—	—	—	—	22,340
Other construction loans and all land development and other land loans	430,118	3,040	2,083	—	5,123	435,241
Multifamily (5 or more) residential properties	263,557	—	1,477	—	1,477	265,034
Non-owner occupied, nonfarm nonresidential properties	819,238	1,942	20,306	—	22,248	841,486
Total	$2,864,620	$52,647	$51,484	$1,286	$105,417	$2,970,037

	December 31, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$29,706	$1,450	$1,012	$—	$2,462	$32,168
Owner-occupied, nonfarm nonresidential properties	433,467	27,796	7,230	—	35,026	468,493
Agricultural production and other loans to farmers	1,198	—	—	—	—	1,198
Commercial and Industrial	765,821	14,740	10,037	1,313	26,090	791,911
Obligations (other than securities and leases) of states and political subdivisions	145,345	—	—	—	—	145,345
Other loans	24,710	—	—	—	—	24,710
Other construction loans and all land development and other land loans	443,300	1,296	2,089	—	3,385	446,685
Multifamily (5 or more) residential properties	256,120	510	1,066	—	1,576	257,696
Non-owner occupied, nonfarm nonresidential properties	772,450	2,791	20,074	—	22,865	795,315
Total	$2,872,117	$48,583	$41,508	$1,313	$91,404	$2,963,521

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$2,521	$12,052	$7,506	$1,531	$864	$6,719	$446	$—	$31,639
Special mention	—	—	—	—	—	1,441	—	—	1,441
Substandard	—	—	347	—	—	653	—	—	1,000
Total	$2,521	$12,052	$7,853	$1,531	$864	$8,813	$446	$—	$34,080
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$25,539	$115,564	$112,643	$47,101	$53,801	$81,445	$7,634	$—	$443,727
Special mention	—	3,826	—	15,165	863	4,785	3,079	—	27,718
Substandard	—	—	—	340	1,803	4,877	—	—	7,020
Total	$25,539	$119,390	$112,643	$62,606	$56,467	$91,107	$10,713	$—	$478,465
Current period gross write offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Agricultural production and other loans to farmers
Risk rating
Pass	$—	$47	$134	$77	$37	$176	$586	$—	$1,057
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$47	$134	$77	$37	$176	$586	$—	$1,057
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$32,586	$161,387	$195,788	$47,017	$14,068	$21,422	$241,779	$—	$714,047
Special mention	—	418	425	6,666	248	33	10,716	—	18,506
Substandard	—	7,257	4,591	662	367	1,318	5,403	—	19,598
Doubtful(1)	—	—	1,286	—	—	—	—	—	1,286
Total	$32,586	$169,062	$202,090	$54,345	$14,683	$22,773	$257,898	$—	$753,437
Current period gross write offs	$—	$—	$—	$—	$—	$—	$46	$—	$46

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$4,367	$18,004	$32,739	$12,923	$4,522	$61,993	$4,349	$—	$138,897
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$4,367	$18,004	$32,739	$12,923	$4,522	$61,993	$4,349	$—	$138,897
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$53	$12,358	$5,342	$2,165	$349	$—	$2,073	$—	$22,340
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$53	$12,358	$5,342	$2,165	$349	$—	$2,073	$—	$22,340
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
(1) Consists of one loan relationship originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$28,853	$243,719	$84,462	$53,929	$6,738	$1,620	$10,797	$—	$430,118
Special mention	—	3,040	—	—	—	—	—	—	3,040
Substandard	—	—	480	—	1,538	—	65	—	2,083
Total	$28,853	$246,759	$84,942	$53,929	$8,276	$1,620	$10,862	$—	$435,241
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$9,491	$116,809	$47,242	$46,246	$11,454	$30,054	$2,261	$—	$263,557
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	629	—	—	—	848	—	—	1,477
Total	$9,491	$117,438	$47,242	$46,246	$11,454	$30,902	$2,261	$—	$265,034
Current period gross write offs	$—	$—	$—	$—	$—	$65	$—	$—	$65

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$82,060	$328,110	$150,844	$50,011	$57,170	$145,602	$5,441	$—	$819,238
Special mention	—	355	—	—	159	986	442	—	1,942
Substandard	—	2,182	1,281	—	4,034	10,755	2,054	—	20,306
Total	$82,060	$330,647	$152,125	$50,011	$61,363	$157,343	$7,937	$—	$841,486
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2022. Current period originations may include modifications.

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
(1) Consists of one loan relationship originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$272,118	$86,894	$56,782	$6,918	$8,644	$916	$11,028	$—	$443,300
Special mention	1,296	—	—	—	—	—	—	—	1,296
Substandard	—	2,023	—	—	—	—	66	—	2,089
Total	$273,414	$88,917	$56,782	$6,918	$8,644	$916	$11,094	$—	$446,685
Multifamily (5 or more) residential properties
Risk rating
Pass	$114,454	$49,794	$46,784	$11,854	$6,764	$23,841	$2,629	$—	$256,120
Special mention	—	—	—	—	—	510	—	—	510
Substandard	643	—	—	—	333	90	—	—	1,066
Total	$115,097	$49,794	$46,784	$11,854	$7,097	$24,441	$2,629	$—	$257,696
Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$339,151	$153,613	$51,709	$66,592	$45,211	$107,988	$8,186	$—	$772,450
Special mention	—	488	—	273	498	1,068	464	—	2,791
Substandard	2,227	800	—	4,090	1,314	9,587	2,056	—	20,074
Total	$341,378	$154,901	$51,709	$70,955	$47,023	$118,643	$10,706	$—	$795,315

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

	March 31, 2023			December 31, 2022
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$54,804	$—	$54,804	$51,171	$—	$51,171
Home equity lines of credit	123,783	525	124,308	124,417	475	124,892
Residential Mortgages secured by first liens	945,364	4,327	949,691	938,154	4,377	942,531
Residential Mortgages secured by junior liens	79,028	97	79,125	74,547	91	74,638
Other revolving credit plans	38,200	41	38,241	36,346	26	36,372
Automobile	24,691	15	24,706	21,787	19	21,806
Other consumer	47,390	619	48,009	48,363	781	49,144
Total	$1,313,260	$5,624	$1,318,884	$1,294,785	$5,769	$1,300,554

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of March 31, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$3,242	$33,078	$14,202	$2,623	$736	$61	$862	$—	$54,804
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$3,242	$33,078	$14,202	$2,623	$736	$61	$862	$—	$54,804
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$4,235	$34,955	$13,286	$11,614	$8,112	$38,650	$8,487	$4,444	$123,783
Nonperforming	—	—	—	—	—	16	—	509	525
Total	$4,235	$34,955	$13,286	$11,614	$8,112	$38,666	$8,487	$4,953	$124,308
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$30,741	$227,287	$218,134	$156,198	$89,310	$220,960	$2,734	$—	$945,364
Nonperforming	70	—	840	195	568	2,465	189	—	4,327
Total	$30,811	$227,287	$218,974	$156,393	$89,878	$223,425	$2,923	$—	$949,691
Current period gross write offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

Residential mortgages secured by junior liens
Payment performance
Performing	$6,614	$31,176	$16,534	$8,055	$4,753	$10,715	$1,181	$—	$79,028
Nonperforming	—	—	—	—	—	54	43	—	97
Total	$6,614	$31,176	$16,534	$8,055	$4,753	$10,769	$1,224	$—	$79,125
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$2,437	$10,519	$2,683	$7,908	$2,441	$12,212	$—	$—	$38,200
Nonperforming	—	—	15	—	3	23	—	—	41
Total	$2,437	$10,519	$2,698	$7,908	$2,444	$12,235	$—	$—	$38,241
Current period gross write offs	$—	$—	$5	$—	$—	$17	$—	$—	$22

Automobile
Payment performance
Performing	$5,411	$9,363	$4,026	$2,502	$1,983	$1,406	$—	$—	$24,691
Nonperforming	—	—	—	9	5	1	—	—	15
Total	$5,411	$9,363	$4,026	$2,511	$1,988	$1,407	$—	$—	$24,706
Current period gross write offs	$—	$5	$—	$—	$—	$—	$—	$—	$5

Other consumer
Payment performance
Performing	$6,186	$22,750	$10,041	$4,565	$1,961	$1,887	$—	$—	$47,390
Nonperforming	—	403	112	41	14	49	—	—	619
Total	$6,186	$23,153	$10,153	$4,606	$1,975	$1,936	$—	$—	$48,009
Current period gross write offs	$—	$279	$199	$47	$12	$3	$—	$—	$540

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2022. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Home equity lines of credit
Payment performance
Performing	$34,738	$13,654	$12,903	$8,587	$7,924	$38,127	$8,484	$—	$124,417
Nonperforming	—	—	—	10	—	465	—	—	475
Total	$34,738	$13,654	$12,903	$8,597	$7,924	$38,592	$8,484	$—	$124,892
Residential mortgages secured by first lien
Payment performance
Performing	$229,842	$222,522	$159,651	$91,238	$49,587	$181,939	$3,375	$—	$938,154
Nonperforming	—	771	273	581	416	2,150	186	—	4,377
Total	$229,842	$223,293	$159,924	$91,819	$50,003	$184,089	$3,561	$—	$942,531
Residential mortgages secured by junior liens
Payment performance
Performing	$31,837	$17,163	$8,326	$4,956	$3,073	$8,395	$797	$—	$74,547
Nonperforming	—	—	—	—	—	47	44	—	91
Total	$31,837	$17,163	$8,326	$4,956	$3,073	$8,442	$841	$—	$74,638
Other revolving credit plans
Payment performance
Performing	$10,778	$2,820	$7,911	$2,264	$2,265	$10,308	$—	$—	$36,346
Nonperforming	—	—	—	4	14	8	—	—	26
Total	$10,778	$2,820	$7,911	$2,268	$2,279	$10,316	$—	$—	$36,372
Automobile
Payment performance
Performing	$10,146	$4,637	$2,945	$2,349	$1,117	$593	$—	$—	$21,787
Nonperforming	—	—	10	7	2	—	—	—	19
Total	$10,146	$4,637	$2,955	$2,356	$1,119	$593	$—	$—	$21,806
Other consumer
Payment performance
Performing	$26,699	$12,120	$5,333	$2,176	$776	$1,259	$—	$—	$48,363
Nonperforming	403	220	85	22	6	45	—	—	781
Total	$27,102	$12,340	$5,418	$2,198	$782	$1,304	$—	$—	$49,144

	March 31, 2023	December 31, 2022
Credit card
Payment performance
Performing	$12,039	$10,817
Nonperforming	83	8
Total	$12,122	$10,825
Current period gross write offs	$62

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Gross other consumer	$29,908	$31,821
Less: other consumer unearned discounts	(5,459)	(5,972)
Total other consumer loans, net of unearned discounts	$24,449	$25,849

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

The Corporation leases certain full-service branch offices, land, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Most leases include one or more options to renew and the exercise of the lease renewal options are at the Corporation's sole discretion. The Corporation includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Corporation will exercise the option. Certain lease agreements of the Corporation include rental payments adjusted periodically for changes in the consumer price index.

Leases	Classification	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$34,618	$32,307
Finance lease assets	Premises and equipment, net (1)	268	286
Total leased assets		$34,886	$32,593

Liabilities:
Operating lease liabilities	Operating lease liabilities	$36,114	$33,726
Finance lease liabilities	Accrued interest payable and other liabilities	361	383
Total leased liabilities		$36,475	$34,109
(1) Finance lease assets are recorded net of accumulated amortization of $948 thousand as of March 31, 2023 and $930 thousand as of December 31, 2022.

The components of the Corporation's net lease expense for the three months ended March 31, 2023 and 2022, respectively, were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022
Operating lease cost	Net occupancy expense	$697	$492
Variable lease cost	Net occupancy expense	22	13
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18
Interest on lease liabilities	Interest expense - borrowed funds	4	5
Sublease income (1)	Net occupancy expense	(23)	(17)
Net lease cost		$718	$511
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of March 31, 2023:

Maturity of Lease Liabilities as of March 31, 2023	Operating Leases (1)	Finance Leases	Total
2023	$1,873	$79	$1,952
2024	2,456	105	2,561
2025	2,458	105	2,563
2026	2,409	105	2,514
2027	2,353	—	2,353
After 2027	46,603	—	46,603
Total lease payments	58,152	394	58,546
Less: Interest	22,038	33	22,071
Present value of lease liabilities	$36,114	$361	$36,475
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $5.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of March 31, 2023 and December 31, 2022 were as follows:

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	23.5	23.9
Finance leases	3.7	4.0

Weighted-average discount rate
Operating leases	3.94%	3.83%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of March 31, 2023 and 2022, respectively, was as follows:

Other Information	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$307	$283

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at March 31, 2023:

Time deposits maturing:
2023	$280,848
2024	197,693
2025	43,106
2026	8,982
2027	7,238
Thereafter	3,980
$541,847

Certificates of deposits of $250 thousand or more totaled $143.7 million and $135.4 million at March 31, 2023 and December 31, 2022, respectively.

The Corporation had $153.6 million in brokered deposits as of March 31, 2023 compared to $24.1 million at December 31, 2022. In addition, the Corporation had $193.1 million and $4.6 million in reciprocal deposits at March 31, 2023 and December 31, 2022, respectively.

7.    BORROWINGS

At March 31, 2023 and December 31, 2022, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to SOFR plus 2.85%. There were no borrowings under the line of credit at March 31, 2023 and December 31, 2022.

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

Total loans receivable pledged to the FHLB at March 31, 2023, and December 31, 2022 was $1.6 billion. The Bank could obtain advances of up to approximately $804.9 million from the FHLB at March 31, 2023 and $757.8 million at December 31, 2022.

At March 31, 2023 and December 31, 2022, outstanding advances from the FHLB were as follows.

	March 31, 2023	December 31, 2022
Open Repo borrowing at an interest rate of 5.15% and 4.45% at March 31, 2023 and December 31, 2022, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$102,083	$132,396
Total	$102,083	$132,396

At March 31, 2023 and December 31, 2022, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $153.0 million and $75.5 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Other Borrowings

At March 31, 2023 and December 31, 2022, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 6.42% at March 31, 2023 and 6.32% at December 31, 2022. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average Secured Overnight Financing Rate plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $1.0 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively.

8.    RELATED PARTY TRANSACTIONS

Some of the Corporation's directors, executive officers, and their related interests had transactions with the Bank in the ordinary course of business. All loan and deposit transactions were made on substantially the same terms, such as interest rates and collateral, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectability nor do they present other unfavorable features. It is anticipated that similar transactions will be entered into in the future.

Loans to principal officers, directors, and their affiliates during the three months ended March 31, 2023 were as follows:

Beginning balance	$44,998
New loans and advances	2,273
Effect of changes in composition of related parties	(491)
Repayments	(6,142)
Ending balance	$40,638

Deposits from directors, executive officers, and their affiliates were $13.8 million and $13.7 million at March 31, 2023 and December 31, 2022, respectively.

9.    OFF-BALANCE SHEET COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.

As of March 31, 2023 and December 31, 2022, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, “Derivative Instruments,” for a description of interest rate derivatives entered into by the Corporation.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The contract or notional amount of these instruments reflects the maximum amount of future payments that the Corporation could be required to pay under the guarantees if there were a total default by the guaranteed parties, without consideration for possible recoveries under recourse provisions or from collateral held or pledged. In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$110,088	$488,102	$126,594	$441,008
Unused lines of credit	9,488	772,226	7,444	725,277
Standby letters of credit	16,023	3,837	16,124	1,603

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral that is held varies but may include securities, accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$603	$—
Provision for credit losses on unfunded loan commitments (1)	59	586
Ending balance	$662	$586
(1) Excludes provision for credit losses related to the loan portfolio.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of March 31, 2023 and December 31, 2022 were $18.4 million and $17.0 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $7.1 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively. These investments are accounted for under the equity method of accounting.

Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of March 31, 2023 and December 31, 2022 were $4.3 million and $4.5 million, respectively. The related amortization for the three months ended March 31, 2023 and 2022 was $186 thousand and $198 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of March 31, 2023 and December 31, 2022 were $834 thousand and $1.0 million, respectively.

Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

10.    STOCK COMPENSATION

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

The 2019 Stock Incentive Plan provides for up to 507,671 shares of common stock to be awarded in the form of nonqualified options or restricted stock. For key employees, the vesting of time-based restricted stock is one-third, one-fourth, or one-fifth of the granted restricted shares per year, beginning one year after the grant date, with 100% vesting on the third, fourth or fifth anniversary of the grant date, respectively. Stock compensation received by non-employee directors vests immediately.

At March 31, 2023, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three month period ended March 31, 2023 and 2022.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $616 thousand for the three months ended March 31, 2023, and $501 thousand for the three months ended March 31, 2022, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $129 thousand for the three months ended March 31, 2023, and $105 thousand for the three months ended March 31, 2022, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended March 31, 2023 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	69,746	$25.21
Granted	83,349	24.12
Forfeited	(2,061)	24.34
Vested	(24,446)	25.38
Unvested at end of period	126,588	$24.47

The above table excludes 14,510 shares in restricted stock awards that were granted at a weighted average fair value of $24.12 and immediately vested. As of March 31, 2023 and December 31, 2022, there was $2.9 million and $1.2 million of total unrecognized compensation cost related to unvested restricted stock awards, respectively. The fair value of shares vested was $970 thousand during the three months ended March 31, 2023 and $985 thousand during the three months ended March 31, 2022.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2023, awards with a maximum of 17,817 shares in aggregate were granted to key employees. In 2022, awards with a maximum of 13,761 shares in aggregate were granted to key employees. In 2021, awards with a maximum of 18,210 shares in aggregate were granted to key employees.

In 2022, the 2020 PBRSAs were fully earned and in 2023, 4,118 shares were fully distributed. The fair value of the shares distributed in 2023 was $99 thousand.

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three months ended March 31, 2023 and 2022, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested time-based stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended March 31,
	2023	2022
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$15,414	$14,170
Net earnings allocated to participating securities	(78)	(63)
Net earnings allocated to common stock	$15,336	$14,107
Distributed earnings allocated to common stock	$3,673	$2,944
Undistributed earnings allocated to common stock	11,663	11,163
Net earnings allocated to common stock	$15,336	$14,107
Weighted average common shares outstanding, including shares considered participating securities	21,143	16,883
Less: Average participating securities	(100)	(72)
Weighted average shares	21,043	16,811
Basic earnings per common share	$0.73	$0.84
Diluted earnings per common share computation:
Net earnings allocated to common stock	$15,336	$14,107
Weighted average common shares outstanding for basic earnings per common share	21,043	16,811
Add: Dilutive effect of stock compensation	35	33
Weighted average shares and dilutive potential common shares	21,078	16,844
Diluted earnings per common share	$0.73	$0.84

12.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At March 31, 2023, the variable rate on the subordinated trust preferred security was 6.42% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of March 31, 2023 and December 31, 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated balance sheets and statements of income as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022:

		Fair value as of
	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate contracts	Accrued interest receivable (payable) and other assets ( liabilities)	$104	$150

For the Three Months Ended March 31, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(37)	Interest expense – subordinated notes and debentures	$(45)	Other income	$—
For the Three Months Ended March 31, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$212	Interest expense – subordinated notes and debentures	$(67)	Other income	$—

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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest income as interest payments are made on the subordinated notes and debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest income in the next twelve months are expected to be $189 thousand.

As of March 31, 2023 and December 31, 2022, a cash collateral balance in the amount of $200 thousand was maintained with a counterparty to the interest rate swaps. These balances are included in interest-bearing deposits with other banks on the condensed consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $173 thousand as of March 31, 2023 and December 31, 2022. This balance is included in interest-bearing deposits with other banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
March 31, 2023
3rd Party interest rate swaps	$31,074	4.68	4.12%	1 month LIBOR + 1.67%	$1,234	(a)
Customer interest rate swaps	(31,074)	4.68	4.12%	1 month LIBOR + 1.67%	(1,234)	(b)
December 31, 2022
3rd Party interest rate swaps	$31,417	4.9	4.12%	1 month LIBOR + 1.68%	$1,700	(a)
Customer interest rate swaps	(31,417)	4.9	4.12%	1 month LIBOR + 1.68%	(1,700)	(b)
(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

Risk Participation Agreements

The Corporation entered into a Risk Participation Agreement ("RPA") swap with another financial institution related to a loan in which the Corporation is a participant. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $14.0 million as of March 31, 2023 and zero as of December 31, 2022.

13.    FAIR VALUE

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

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Corporation's derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions, and third-party pricing services.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at March 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$2,388	$—	$2,388	$—
States and political subdivisions	97,238	—	97,238	—
Residential and multi-family mortgage	213,807	—	213,807	—
Corporate notes and bonds	42,809	—	42,809	—
Pooled SBA	12,365	—	12,365	—
Total Securities Available-For-Sale	$368,607	$—	$368,607	$—
Interest Rate swaps	$1,338	$—	$1,338	$—
Equity Securities:
Corporate equity securities	$5,843	$5,843	$—	$—
Mutual funds	2,101	2,101	—	—
Money market funds	765	765	—	—
Corporate notes	707	707	—	—
Total Equity Securities	$9,416	$9,416	$—	$—
Liabilities:
Interest Rate Swaps	$(1,234)	$—	$(1,234)	$—

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,129	$—	$3,129	$—
States and political subdivisions	95,663	—	95,663	—
Residential and multi-family mortgage	217,547	—	217,547	—
Corporate notes and bonds	42,391	—	42,391	—
Pooled SBA	12,679	—	12,679	—
Total Securities Available-For-Sale	$371,409	$—	$371,409	$—
Interest Rate swaps	$1,850	$—	$1,850	$—
Equity Securities:
Corporate equity securities	$6,973	$6,973	$—	$—
Mutual funds	1,406	1,406	—	—
Money market funds	479	479	—	—
Corporate notes	757	757	—	—
Total Equity Securities	$9,615	$9,615	$—	$—
Liabilities:
Interest Rate Swaps	$(1,700)	$—	$(1,700)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at March 31, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	1,053	—	—	1,053
Commercial and industrial	1,426	—	—	1,426
Other construction loans and all land development loans and other land loans	480	—	—	480
Multifamily (5 or more) residential properties	519	—	—	519
Non-owner occupied, nonfarm nonresidential	4,348	—	—	4,348
Home equity lines of credit	331	—	—	331
Residential Mortgages secured by first liens	931	—	—	931

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	1,071	—	—	1,071
Commercial and industrial	1,631	—	—	1,631
Other construction loans and all land development loans and other land loans	501	—	—	501
Multifamily (5 or more) residential properties	613	—	—	613
Non-owner occupied, nonfarm nonresidential	3,867	—	—	3,867
Home equity lines of credit	335	—	—	335
Residential mortgages secured by first liens	944	—	—	944

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	1,053	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-100% (36%)
Commercial and industrial	1,426	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-50% (37%)
Other construction loans and all land development loans and other land loans	480	Valuation of third party appraisal on underlying collateral	Loss severity rates	42% (42%)
Multifamily (5 or more) residential properties	519	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-35% (26%)
Non-owner occupied, nonfarm nonresidential	4,348	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-40% (35%)
Home equity lines of credit	331	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (16%)
Residential Mortgages secured by first liens	931	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-36% (29%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	20% (20%)
Owner-occupied, nonfarm nonresidential properties	1,071	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Commercial and industrial	1,631	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-49% (23%)
Other construction loans and all land development loans and other land loans	501	Valuation of third party appraisal on underlying collateral	Loss severity rates	33% (33%)
Multifamily (5 or more) residential properties	613	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-25% (23%)
Non-owner occupied, nonfarm nonresidential	3,867	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-53% (35%)
Home equity lines of credit	335	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)
Residential mortgages secured by first liens	944	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-27% (21%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at March 31, 2023:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$188,593	$188,593	$—	$—	$188,593
Debt securities available-for-sale	368,607	—	368,607	—	368,607
Debt securities held-to-maturity	402,300	—	371,735	—	371,735
Equity securities	9,416	9,416	—	—	9,416
Loans held for sale	448	—	449	—	449
Net loans receivable	4,257,316	—	—	4,155,403	4,155,403
FHLB and other restricted stock holdings and investments	31,194	n/a	n/a	n/a	n/a
Interest rate swaps	1,338	—	1,338	—	1,338
Accrued interest receivable	19,691	—	2,928	16,763	19,691
LIABILITIES
Deposits	$(4,754,129)	$(4,212,282)	$(542,415)	$—	$(4,754,697)
Short-term borrowings	(102,083)	—	(102,083)	—	(102,083)
Subordinated notes and debentures	(104,660)	—	(122,427)	—	(122,427)
Interest rate swaps	(1,234)	—	(1,234)	—	(1,234)
Accrued interest payable	(2,850)	—	(2,850)	—	(2,850)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2022:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$106,285	$106,285	$—	$—	$106,285
Debt securities available-for-sale	371,409	—	371,409	—	371,409
Debt securities held-to-maturity	404,765	—	367,388	—	367,388
Equity securities	9,615	9,615	—	—	9,615
Loans held for sale	231	—	231	—	231
Net loans receivable	4,231,742	—	—	4,157,843	4,157,843
FHLB and other restricted stock holdings and investments	30,715	n/a	n/a	n/a	n/a
Interest rate swaps	1,850	—	1,850	—	1,850
Accrued interest receivable	20,194	—	2,867	17,327	20,194
LIABILITIES
Deposits	$(4,622,437)	$(4,175,976)	$(445,788)	$—	$(4,621,764)
Short-term borrowings	(132,396)	—	(132,396)	—	(132,396)
Subordinated notes and debentures	(104,584)	—	(117,378)	—	(117,378)
Interest rate swaps	(1,700)	—	(1,700)	—	(1,700)
Accrued interest payable	(1,839)	—	(1,839)	—	(1,839)

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

14.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three months ended March 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
	2023	2022
Non-interest Income
Service charges on deposit accounts	$1,795	$1,757
Wealth and asset management fees	1,817	1,783
Mortgage banking (1)	168	475
Card processing and interchange income	2,059	1,809
Net gains on sales of securities (1)	22	651
Other income	2,181	3,179
Total non-interest income	$8,042	$9,654
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

The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie and Niagara. Ridge View Bank, a division of the Bank, operates in the Virginia county of Roanoke. Impressia Bank, a division of the Bank, operates in the Bank's primary market areas. Although the Corporation's strategies, through its Bank subsidiary, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a "doing business as" basis. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2022, included in its Annual Report on Form 10-K for the year ended December 31, 2022, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023, or any future period.

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

While non-interest expenses are expected to increase with the growth of the Corporation, management’s growth strategies are also expected to result in an increase in earning assets as well as enhanced revenue, which is expected to more than offset increases in non-interest expenses in 2023 and beyond.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $188.6 million at March 31, 2023, including additional excess liquidity of $132.7 million held at the Federal Reserve. Cash and cash equivalents totaled $106.3 million at December 31, 2022. The increase in cash and cash equivalents from December 31, 2022 to March 31, 2023 was due primarily to an increase in deposit balances as a result of continued growth in the Corporation's treasury management customer base and resulting increases in municipal and institutional/corporate deposits, including new wealth and asset management deposit relationships resulting from participation in deposit insurance sharing programs.

Management believes the liquidity needs of the Corporation are satisfied primarily by the current balance of cash and cash equivalents, customer and brokered deposits, FHLB financing, the portions of the securities and loan portfolios that mature within one year, and other third-party funding channels. The Corporation expects that these sources of funds will enable it to meet cash obligations and off-balance sheet commitments as they come due. In addition to the above noted liquidity sources, the Corporation maintains access to the Federal Reserve discount window.

SECURITIES

Securities AFS and equity securities combined totaled $378.0 million and $381.0 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the total balance of investments classified as HTM securities was $402.3 million compared to $404.8 million at December 31, 2022.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of March 31, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	March 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$994	2.80%	$1,394	2.04%	—%	—%	—%	—%	2,388	2.36%
State and Political Subdivisions	1,574	2.31	28,734	2.66	48,445	2.21	18,485	2.33	97,238	2.37
Residential and multi-family mortgage	1,975	2.88	14,286	2.56	17,738	2.08	179,808	1.60	213,807	1.72
Corporate notes and bonds	1,573	5.72	11,170	3.65	30,066	4.34	—	—	42,809	4.21
Pooled SBA	—	—	188	5.28	9,187	2.69	2,990	2.03	12,365	2.57
Total	$6,116	3.45%	$55,772	2.83%	$105,436	2.84%	$201,283	1.67%	$368,607	2.21%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of March 31, 2023.

	March 31, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$10,010	1.09%	$246,949	1.55%	$50,791	1.77%	$—	—%	$307,750	1.57%
Residential and multi-family mortgage	—	—	3,764	2.79	2,788	3.20	87,998	2.62	94,550	2.64
Total	$10,010	1.09%	$250,713	1.57%	$53,579	1.84%	$87,998	2.62%	$402,300	1.82%

The following table summarizes the weighted average modified duration of securities AFS as of March 31, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	1.17
State and Political Subdivisions	5.11
Residential and multi-family mortgage	6.14
Corporate notes and bonds	4.67
Pooled SBA	3.06
Total	5.56

The following table summarizes the weighted average modified duration of securities HTM as of March 31, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	3.13
Residential and multi-family mortgage	6.13
Total	3.84

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

At March 31, 2023, loans, excluding the impact of (i) syndicated loans, and (ii) Paycheck Protection Program ("PPP") loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"), totaled $4.2 billion, representing an increase of $34.7 million, or 0.8% year to date growth (3.4% annualized), from December 31, 2022. Included in the $34.7 million loan growth was the impact of a $61.4 million repayment of cash-secured short-term bridge loans. The Corporation experienced loan growth in its Columbus, Buffalo and Southwest Virginia markets, combined with growth in the portfolio related to CNB Bank’s Private Banking division.

For the three months ended March 31, 2023, the Corporation's consolidated balance sheet reflected a decrease in syndicated lending balances of $8.6 million compared to December 31, 2022. The syndicated loan portfolio totaled $148.1 million, or 3.4% of total loans, excluding PPP-related loans, at March 31, 2023, compared to $156.6 million, or 3.7% of total loans, excluding PPP-related loans, at December 31, 2022.

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

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at March 31, 2023. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2023
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$11	$2,223	$8,214	$—	$10,448
Owner-occupied, nonfarm nonresidential properties	5,334	28,686	12,033	4,934	50,987
Agricultural production and other loans to farmers	8	226	—	—	234
Commercial and Industrial	24,473	233,653	75,159	174	333,459
Obligations (other than securities and leases) of states and political subdivisions	3,219	8,795	68,782	23,220	104,016
Other loans	18	654	570	12,332	13,574
Other construction loans and all land development and other land loans (1)	36,071	54,498	9,144	1,278	100,991
Multifamily (5 or more) residential properties	28,478	29,067	5,477	4,535	67,557
Non-owner occupied, nonfarm nonresidential properties	9,581	65,728	69,246	1,308	145,863
1-4 Family Construction (1)	1,077	649	1,225	2,247	5,198
Home equity lines of credit	180	65	604	357	1,206
Residential Mortgages secured by first liens	5,040	31,487	237,512	128,119	402,158
Residential Mortgages secured by junior liens	374	7,984	50,308	12,225	70,891
Other revolving credit plans	5	9	11	1	26
Automobile	402	16,786	6,593	919	24,700
Other consumer	3,590	33,483	7,763	2,955	47,791
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$117,861	$513,993	$552,641	$194,604	$1,379,099

Loans Receivable with Variable or Floating Interest Rate
Farmland	$446	$4,762	$9,605	$8,819	$23,632
Owner-occupied, nonfarm nonresidential properties	26,823	49,233	288,382	63,040	427,478
Agricultural production and other loans to farmers	588	67	168	—	823
Commercial and Industrial	240,132	100,927	76,759	2,160	419,978
Obligations (other than securities and leases) of states and political subdivisions	—	4,181	9,099	21,601	34,881
Other loans	341	2,204	6,221	—	8,766
Other construction loans and all land development and other land loans (1)	94,681	130,219	100,436	8,914	334,250
Multifamily (5 or more) residential properties	26,235	28,320	134,447	8,475	197,477
Non-owner occupied, nonfarm nonresidential properties	76,361	217,114	332,474	69,674	695,623
1-4 Family Construction (1)	5,040	13,679	6,278	24,609	49,606
Home equity lines of credit	7,183	6,452	58,452	51,015	123,102
Residential Mortgages secured by first liens	8,832	16,018	157,744	364,939	547,533
Residential Mortgages secured by junior liens	1,963	294	5,637	340	8,234
Other revolving credit plans	3,927	2,400	30,789	1,099	38,215
Automobile	—	6	—	—	6
Other consumer	1	48	89	80	218
Credit cards	12,122	—	—	—	12,122
Overdrafts	254	—	—	—	254
Total	$504,929	$575,924	$1,216,580	$624,765	$2,922,198

[1]1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At March 31, 2023, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Nonaccrual loans	$20,989	$20,986
Accrual loans greater than 90 days past due	1,075	1,121
Total nonperforming loans	22,064	22,107
Other real estate owned	1,600	1,439
Total nonperforming assets	$23,664	$23,546
Modifications to Borrowers Experiencing Financial Difficulty ("BEFD"):(1)
Performing modifications to BEFD	$5,996	$6,006
Nonperforming modifications to BEFD (1)	9,763	6,377
Total modifications to BEFD	$15,759	$12,383
Total loans receivable	$4,301,297	$4,275,178
Nonaccrual loans as a percentage of total loans receivable	0.49%	0.49%
Total assets	$5,583,334	$5,475,179
Nonperforming assets as a percentage of total assets	0.42%	0.43%
Allowance for credit losses on loans receivable	$43,981	$43,436
Allowance for credit losses / Total loans	1.02%	1.02%
Ratio of allowance for credit losses to nonaccrual loans	209.54%	206.98%
(1) Effective for January 1, 2023, the Corporation adopted prospectively Accounting Standard Update 2022-02, which eliminated recognition and measurement guidance of certain loans with changes to the original terms, known as troubled debt restructurings and introduced modifications of receivables made to borrowers experiencing financial difficulty. The period ended December 31, 2022 is presented utilizing troubled debt restructuring guidance. Included in the $15.8 million of modifications to BEFD is $6.9 million under ASU 2022-02 (see Note 4, "Loans Receivable and Allowance for Credit Losses,") and $8.9 million under troubled debt restructuring guidance for comparability of the Corporation's modifications with December 31, 2022. Modifications to borrowers experiencing financial difficulty and troubled debt restructurings that are nonaccrual are also included in the balance of nonaccrual loans.

Total nonperforming assets were $23.7 million, or 0.42% of total assets, as of March 31, 2023, compared to $23.5 million, or 0.43% of total assets, as of December 31, 2022. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 209.54% at March 31, 2023, compared to 206.98% at December 31, 2022.

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

ALLOWANCE FOR CREDIT LOSSES

The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant internal and external factors. While management utilizes its best judgment and information available, the ultimate adequacy of the Corporation's allowance for credit losses account is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolios, the economy, changes in interest rates, and the view of the regulatory authorities toward classification of assets. The adequacy of the allowance for credit losses is subject to a formal analysis by the Credit Administration and Finance Departments of the Corporation. For additional information regarding the Corporation's accounting policies related to credit losses, refer to Note 1, "Summary of Significant Accounting Policies" in the Corporation's 2022 Form 10-K and Note 4, "Loans" in these condensed consolidated financial statements.

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at March 31, 2023 and December 31, 2022; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	March 31, 2023
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$129	0.8%	$34,080	0.38%
Owner-occupied, nonfarm nonresidential properties	2,546	11.1	478,465	0.53%
Agricultural production and other loans to farmers	3	—	1,057	0.28%
Commercial and Industrial [1]	8,943	17.5	753,437	1.19%
Obligations (other than securities and leases) of states and political subdivisions	1,848	3.2	138,897	1.33%
Other loans	594	0.5	22,340	2.66%
Other construction loans and all land development and other land loans	3,394	10.1	435,241	0.78%
Multifamily (5 or more) residential properties	2,535	6.2	265,034	0.96%
Non-owner occupied, nonfarm nonresidential properties	8,259	19.6	841,486	0.98%
1-4 Family Construction	398	1.3	54,804	0.73%
Home equity lines of credit	1,158	2.9	124,308	0.93%
Residential Mortgages secured by first liens	8,851	22.1	949,691	0.93%
Residential Mortgages secured by junior liens	1,275	1.8	79,125	1.61%
Other revolving credit plans	830	0.9	38,241	2.17%
Automobile	330	0.6	24,706	1.34%
Other consumer	2,561	1.1	48,009	5.33%
Credit cards	73	0.3	12,122	0.60%
Overdrafts	254	—	254	100.00%
Total	$43,981	100.0%	$4,301,297	1.02%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 are included in the Commercial and Industrial classification.

	December 31, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$159	0.8%	$32,168	0.49%
Owner-occupied, nonfarm nonresidential properties	2,905	11.0	468,493	0.62
Agricultural production and other loans to farmers	6	—	1,198	0.50
Commercial and Industrial [1]	9,766	18.5	791,911	1.23
Obligations (other than securities and leases) of states and political subdivisions	1,863	3.4	145,345	1.28
Other loans	456	0.6	24,710	1.85
Other construction loans and all land development and other land loans	3,253	10.5	446,685	0.73
Multifamily (5 or more) residential properties	2,353	6.0	257,696	0.91
Non-owner occupied, nonfarm nonresidential properties	7,653	18.6	795,315	0.96
1-4 Family Construction	327	1.2	51,171	0.64
Home equity lines of credit	1,173	2.9	124,892	0.94
Residential Mortgages secured by first liens	8,484	22.0	942,531	0.90
Residential Mortgages secured by junior liens	1,035	1.7	74,638	1.39
Other revolving credit plans	722	0.9	36,372	1.99
Automobile	271	0.5	21,806	1.24
Other consumer	2,665	1.1	49,144	5.42
Credit cards	67	0.3	10,825	0.62
Overdrafts	278	—	278	100.00
Total	$43,436	100.0%	$4,275,178	1.02%

1 PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of total loans receivable was 1.02% as of March 31, 2023 and December 31, 2022.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the three months ended March 31, 2023, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, continued supply chain challenges, persistent inflation, and the COVID-19 pandemic. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of March 31, 2023 and December 31, 2022.

Additional information related to provision for credit loss expense and net charge-offs and recoveries at March 31, 2023 and 2022 is presented in the tables below.

	Three Months Ended March 31, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(30)	$—	$34,946	—%
Owner-occupied, nonfarm nonresidential properties	(341)	(18)	495,521	(0.01)
Agricultural production and other loans to farmers	(3)	—	1,150	—
Commercial and Industrial	(922)	99	805,712	0.05
Obligations (other than securities and leases) of states and political subdivisions	(15)	—	146,747	—
Other loans	138	—	24,508	—
Other construction loans and all land development and other land loans	141	—	405,839	—
Multifamily (5 or more) residential properties	247	(65)	249,872	(0.10)
Non-owner occupied, nonfarm nonresidential properties	606	—	780,020	—
1-4 Family Construction	71	—	54,052	—
Home equity lines of credit	(16)	1	124,307	—
Residential Mortgages secured by first liens	374	(7)	937,297	—
Residential Mortgages secured by junior liens	240	—	76,340	—
Other revolving credit plans	125	(17)	37,415	(0.18)
Automobile	64	(5)	22,737	(0.09)
Other consumer	393	(497)	47,947	(4.11)
Credit cards	67	(61)	12,323	(1.96)
Overdrafts	92	(116)	300	(153.41)
Total	$1,231	$(686)	$4,257,033	(0.07)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Three Months Ended March 31, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$35	$—	$30,310	—%
Owner-occupied, nonfarm nonresidential properties	270	(14)	448,410	(0.01)
Agricultural production and other loans to farmers	1	—	1,403	—
Commercial and Industrial	246	7	717,926	—
Obligations (other than securities and leases) of states and political subdivisions	179	—	145,395	—
Other loans	(6)	—	13,687	—
Other construction loans and all land development and other land loans	(148)	—	300,369	—
Multifamily (5 or more) residential properties	(53)	—	215,487	—
Non-owner occupied, nonfarm nonresidential properties	(70)	—	658,698	—
1-4 Family Construction	52	—	39,303	—
Home equity lines of credit	4	8	106,559	0.03
Residential Mortgages secured by first liens	(3)	(35)	827,563	(0.02)
Residential Mortgages secured by junior liens	6	0	56,519	—
Other revolving credit plans	39	(20)	26,281	(0.31)
Automobile	(2)	(7)	20,388	(0.14)
Other consumer	402	(379)	49,072	(3.13)
Credit cards	21	(10)	11,098	(0.37)
Overdrafts	84	(78)	248	(127.55)
Total	$1,057	$(528)	$3,668,716	(0.06)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses was $1.3 million for the three months ended March 31, 2023, compared to $1.6 million for the three months ended March 31, 2022. Included in the provision for credit losses for the three months ended March 31, 2023 was $59 thousand related to the allowance for unfunded commitments compared to $586 thousand accrual towards the allowance for unfunded commitments for the three months ended March 31, 2022.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	March 31, 2023	Percent of Deposits in Each Category to Total Deposits	December 31, 2022	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2023 vs. 2022
Demand, noninterest-bearing	$810,623	17.0%	$898,437	19.4%	(9.8)%
Demand, interest-bearing	958,756	20.2	1,007,202	21.8	(4.8)
Savings deposits	2,442,903	51.4	2,270,337	49.1	7.6
Time deposits	541,847	11.4	446,461	9.7	21.4
Total deposits	$4,754,129	100.0%	$4,622,437	100.0%	2.8%

At March 31, 2023, total deposits were $4.8 billion, reflecting an increase of $131.7 million, or 2.8%, from December 31, 2022. The increase in total deposit balances was primarily the result of continued growth in the Corporation's treasury management customer base and resulting increases in municipal and institutional/corporate deposits, including new wealth and asset management deposit relationships resulting from participation in deposit insurance sharing programs. The decrease in demand noninterest-bearing deposits of $87.8 million, or 9.8%, reflected the impact of a $61.4 million repayment of cash-secured short-term bridge loans. In addition, the total number of deposit households increased by approximately 0.5% from December 31, 2022.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended March 31,
	2023		2022
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$837,734	—%	$804,964	—%
Demand, interest-bearing	936,147	0.48	1,046,502	0.17
Savings deposits	2,343,188	2.21	2,467,932	0.18
Time deposits	490,815	2.36	359,476	1.30
Total	$4,607,884		$4,678,874

At March 31, 2023, the average deposit balance per account for CNB Bank was approximately $31 thousand.

The following table presents additional information about our March 31, 2023 and December 31, 2022 deposits:

	March 31, 2023	December 31, 2022
Time deposits not covered by deposit insurance	$71,110	$69,874
Total deposits not covered by deposit insurance	1,619,030	1,864,886

At March 31, 2023, the total estimated uninsured deposits for CNB Bank were approximately $1.6 billion, or approximately 33% of total CNB Bank deposits; However, when excluding $101.1 million of affiliate company deposits and $462.2 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.1 billion, or approximately 22% of total CNB Bank deposits as of March 31, 2023.

At December 31, 2022, the total estimated uninsured deposits for CNB Bank were approximately $1.9 billion, or approximately 39% of total CNB Bank deposits. When excluding affiliate company deposits of $143.1 million and pledged-investment collateralized deposits of $396.2 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 28% of total CNB Bank deposits as of December 31, 2022.

Scheduled maturities of time deposits not covered by deposit insurance at March 31, 2023 were as follows:

March 31, 2023
3 months or less	$3,076
Over 3 through 6 months	36,322
Over 6 through 12 months	19,364
Over 12 months	12,348
Total	$71,110

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

At March 31, 2023, the Corporation’s cash and cash equivalents position was approximately $188.6 million, including liquidity of $132.7 million held at the Federal Reserve. These excess funds, when combined with available borrowing capacity of approximately $2.1 billion from the Federal Home Bank of Pittsburgh ("FHLB"), available unused commitments from brokered deposit sources, and other third-party funding channels, including previously established lines of credit from correspondent banks, the total on-hand and contingent liquidity sources for the Corporation represented 2.1 times the adjusted estimated uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available borrowing capacities as of March 31, 2023:

Net Available
FHLB borrowing capacity (1)	$804,916
Federal Reserve borrowing capacity (2)	305,493
Brokered deposits (3)	881,180
Other third-party funding channels (3) (4)	65,000
Total net available borrowing capacity	$2,056,589
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of March 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of March 31, 2023. The Corporation’s material contractual obligations as of March 31, 2023 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of March 31, 2023, the Corporation’s total shareholders’ equity was $546.4 million, representing an increase of $15.7 million, or 3.0%, from December 31, 2022, primarily due to the increase in the Corporation's retained earnings (quarterly net income, partially offset by the common and preferred dividends paid in the quarter), and a decrease in accumulated other comprehensive loss during the quarter resulting primarily from the after-tax impact of the temporary unrealized reduction in the value of the available-for-sale investment portfolio.

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

As of March 31, 2023 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels. The Corporation’s capital ratios and book value per common share at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Total risk-based capital ratio	15.97%	16.08%
Tier 1 risk based ratio	13.13%	13.24%
Common equity tier 1 ratio	11.35%	11.42%
Tier 1 leverage ratio	10.66%	10.74%
Tangible common equity/tangible assets (1)	8.02%	7.90%
Book value per common share	$23.14	$22.39
Tangible book value per common share (1)	$21.05	$20.30
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

At March 31, 2023, the Corporation's net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $84.9 million, or 15.5% of total shareholders' equity, compared to $99.0 million, or 18.6% of total shareholders' equity at December 31, 2022. The improvement in unrealized losses was primarily due to lower interest rates. In addition, all regulatory capital ratios for the Corporation would exceed regulatory “well-capitalized” levels as of March 31, 2023 and December 31, 2022 if the net unrealized losses were fully recognized. Additionally, the Corporation maintains $100.5 million of funds at its holding company, well in excess of the $84.9 in the unrealized losses on investments, as an immediately available source of contingent capital for CNB Bank.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended March 31, 2023 and 2022:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	March 31, 2023			March 31, 2022
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$748,171	1.90%	$3,766	$759,601	1.76%	$3,340
Tax-exempt (1) (2) (4)	33,390	2.67	234	37,586	3.01	274
Equity securities (1) (2)	13,207	2.86	93	7,931	2.15	42
Total securities (4)	794,768	1.95	4,093	805,118	1.82	3,656
Loans receivable:
Commercial (2) (3)	1,508,584	6.29	23,388	1,357,133	4.69	15,697
Mortgage (2) (3) (5)	2,627,728	5.51	35,731	2,204,497	4.47	24,290
Consumer (3)	120,721	11.55	3,434	107,086	10.15	2,679
Total loans receivable (3)	4,257,033	5.96	62,553	3,668,716	4.72	42,666
Other earning assets	16,888	6.34	264	508,462	0.17	213
Total earning assets	5,068,689	5.29	$66,910	4,982,296	3.78	$46,535
Noninterest-bearing assets:
Cash and due from banks	52,323			49,869
Premises and equipment	102,821			83,722
Other assets	245,914			213,501
Allowance for credit losses	(43,427)			(38,035)
Total non interest-bearing assets	357,631			309,057
TOTAL ASSETS	$5,426,320			$5,291,353
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$936,147	0.48%	$1,101	$1,046,502	0.17%	$438
Savings	2,343,188	2.21	12,740	2,467,932	0.18	1,115
Time	490,815	2.36	2,858	359,476	1.30	1,153
Total interest-bearing deposits	3,770,150	1.80	16,699	3,873,910	0.28	2,706
Short-term borrowings	102,318	4.99	1,259	—	—	—
Finance lease liabilities	372	4.36	4	459	4.42	5
Subordinated notes and debentures	104,622	4.03	1,039	104,300	3.60	926
Total interest-bearing liabilities	3,977,462	1.94	$19,001	3,978,669	0.37	$3,637
Demand—noninterest-bearing	837,734			804,964
Other liabilities	80,318			65,910
Total liabilities	4,895,514			4,849,543
Shareholders’ equity	530,806			441,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,426,320			$5,291,353
Interest income/Earning assets		5.29%	$66,910		3.78%	$46,535
Interest expense/Interest-bearing liabilities		1.94	19,001		0.37	3,637
Net interest spread		3.35%	$47,909		3.41%	$42,898
Interest income/Earning assets		5.29%	66,910		3.78%	46,535
Interest expense/Earning assets		1.50	19,001		0.30	3,637
Net interest margin (fully tax-equivalent)		3.79%	$47,909		3.48%	$42,898

(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended March 31, 2023 and 2022 was $270 thousand and $281 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended March 31, 2023 and 2022 was $(58.7) million and $(10.6) million, respectively.
(5) Includes loans held for sale

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended March 31, 2023 and 2022:

Net Interest Income Rate-Volume Variance	For Three Months Ended March 31, 2023 over (under) 2022 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$168	$258	$426
Tax-exempt (2)	(12)	(28)	(40)
Equity securities (2)	28	23	51
Total securities	184	253	437
Loans receivable:
Commercial (2)	1,739	5,952	7,691
Mortgage (2) (3)	4,702	6,739	11,441
Consumer	338	417	755
Total loans receivable	6,779	13,108	19,887
Other earning assets	(206)	257	51
Total Earning Assets	$6,757	$13,618	$20,375

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(53)	$716	$663
Savings	(104)	11,729	11,625
Time	422	1,283	1,705
Total interest-bearing deposits	265	13,728	13,993
Short-Term Borrowings	—	1,259	1,259
Finance lease liabilities	(1)	—	(1)
Subordinated debentures	2	111	113
Total Interest-Bearing Liabilities	$266	$15,098	$15,364

Change in Net Interest Income	$6,491	$(1,480)	$5,011

(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended March 31, 2023 and March 31, 2022.
(3) Includes loans held for sale

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 and 2022

OVERVIEW

Net income available to common shareholders ("earnings") was $15.4 million, or $0.73 per diluted share, for the three months ended March 31, 2023. The Corporation’s prior year earnings for the three months ended March 31, 2022 were $14.2 million, or $0.84 per diluted share. The decrease in diluted earnings per share was primarily due to the dilutive effect of the Corporation's common stock offering completed in September 2022, resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after deducting the underwriting discount and customary offering expenses.

Annualized return on average equity was 12.60% for the three months ended March 31, 2023, compared to 13.99% for the three months ended March 31, 2022. Annualized return on average tangible common equity, a non-GAAP measure, was 14.58% for the three months ended March 31, 2023, compared to 16.91% for the three months ended March 31, 2022.

The Corporation's efficiency ratio was 61.04% for the three months ended March 31, 2023, compared to 61.01% for the three months ended March 31, 2022. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 60.47% for the three months ended March 31, 2023, compared to 60.53% for the three months ended March 31, 2022.

NET INTEREST INCOME

Net interest income was $47.6 million for the three months ended March 31, 2023, compared to $42.6 million for the three months ended March, 31, 2022. The increase in net interest income of $5.0 million, or 11.8%, was primarily a result of loan growth and the benefits of the impact of rising interest rates resulting in greater income on variable-rate loans, coupled with net growth in the Corporation's investment portfolio.

Net interest margin was 3.81% and 3.47% for the three months ended March 31, 2023 and March 31, 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.79% and 3.48%, for the three months ended March 31, 2023 and March 31, 2022, respectively.

The yield on earning assets of 5.29% for the three months ended March 31, 2023 increased 151 basis points from March 31, 2022, primarily as a result of loan growth and the net benefit of higher interest rates.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1.3 million for the three months ended March 31, 2023, compared to $1.6 million for the three months ended March 31, 2022. Included in the provision for credit losses for the three months ended March 31, 2023 was $59 thousand expense related to the allowance for unfunded commitments compared to $586 thousand of expense for the three months ended March 31, 2022. For the three months ended March 31, 2023, net loan charge-offs were $686 thousand, or 0.07% (annualized) of average total loans including loans held for sale, compared to $528 thousand, or 0.06% (annualized), during the three months ended March 31, 2022. As disclosed in "Allowance for Credit Losses" discussion above, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Management believes the charges to the provision for credit losses for the three months ended March 31, 2023 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at March 31, 2023.

NON-INTEREST INCOME

Total non-interest income was $8.0 million for the three months ended March 31, 2023 compared to $9.7 million for the three months ended March 31, 2022. The decrease in non-interest income of $1.6 million, or 16.7%, was due primarily to lower pass-through income from SBICs.

NON-INTEREST EXPENSE

For the three months ended March 31, 2023, total non-interest expense was $34.0 million, compared to $31.9 million for the three months ended March 31, 2022. The increase of $2.1 million, or 6.6%, from the three months ended March 31, 2022, was primarily a result of higher technology expenses due to year-over-year investments in applications aimed at enhancing both customer experience and expanding service delivery channels.

INCOME TAX EXPENSE

Income tax expense was $3.9 million, representing a 19.2% effective tax rate, compared to $3.5 million, representing an 18.6% effective tax rate, for the three months ended March 31, 2023, and March 31, 2022, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Corporation enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. For further information, see Note 9, "Off-Balance Sheet Commitments and Contingencies," in the in the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the financial services industry. Accounting and reporting practices for the allowance for credit losses and the fair value of assets acquired and liabilities assumed in connection with business combinations, including the associated goodwill and intangibles that was recorded, required the use of material estimates. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans) of the 2022 Form 10-K provide additional detail with regard to the Corporation’s accounting for the allowance for credit losses and loans receivable. There have been no other significant changes in the application of accounting policies since December 31, 2022.

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	March 31,	December 31,
	2023	2022
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$546,427	$530,762
Less: preferred equity	57,785	57,785
Common shareholders' equity	488,642	472,977
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	342	364
Tangible common equity (non-GAAP)	$444,426	$428,864

Total assets	$5,583,334	$5,475,179
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	342	364
Tangible assets (non-GAAP)	$5,539,118	$5,431,066

Ending shares outstanding	21,116,928	21,121,346

Book value per common share (GAAP)	$23.14	$22.39
Tangible book value per common share (non-GAAP)	$21.05	$20.30

Common shareholders' equity / Total assets (GAAP)	8.75%	8.64%
Tangible common equity / Tangible assets (non-GAAP)	8.02%	7.90%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Calculation of efficiency ratio:
Non-interest expense	$33,990	$31,892

Non-interest income	$8,042	$9,654
Net interest income	47,639	42,617
Total revenue	$55,681	$52,271
Efficiency ratio	61.04%	61.01%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$33,990	$31,892
Less: core deposit intangible amortization	22	25
Adjusted non-interest expense (non-GAAP)	$33,968	$31,867

Non-interest income	$8,042	$9,654

Net interest income	$47,639	$42,617
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,318	1,327
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	1,806	1,703
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	48,127	42,993
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$56,169	$52,647

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	60.47%	60.53%

	(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Calculation of net interest margin:
Interest income	$66,640	$46,254
Interest expense	19,001	3,637
Net interest income	$47,639	$42,617

Average total earning assets	$5,068,689	$4,982,296

Net interest margin (GAAP) (annualized)	3.81%	3.47%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$66,640	$46,254
Tax equivalent adjustment (non-GAAP)	270	281
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	66,910	46,535
Interest expense	19,001	3,637
Net interest income (fully tax equivalent basis) (non-GAAP)	$47,909	$42,898

Average total earning assets	$5,068,689	$4,982,296
Less: average mark to market adjustment on investments (non-GAAP)	(58,664)	(10,560)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,127,353	$4,992,856

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.79%	3.48%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Calculation of PPNR (non-GAAP): (1)
Net interest income	$47,639	$42,617
Add: Non-interest income	8,042	9,654
Less: Non-interest expense	33,990	31,892
PPNR (non-GAAP)	$21,691	$20,379

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Calculation of return on average tangible common equity (non-GAAP):
Net income	$16,489	$15,245
Less: preferred stock dividends	1,075	1,075
Net income available to common shareholders	$15,414	$14,170

Average shareholders' equity	$530,806	$441,810
Less: average goodwill & intangibles	44,208	44,200
Less: average preferred equity	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$428,813	$339,825

Return on average equity (GAAP) (annualized)	12.60%	13.99%
Return on average common equity (GAAP) (annualized)	11.78%	13.01%
Return on average tangible common equity (non-GAAP) (annualized)	14.58%	16.91%

	(unaudited)
	Three Months Ended
	March 31,
	2023	2022
Calculation of non-interest income excluding net realized gains on available-for-sale securities (non-GAAP):
Non-interest income	$8,042	$9,654
Less: net realized gains on available-for-sale securities	22	651
Adjusted non-interest income (non-GAAP)	$8,020	$9,003

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At March 31, 2023 and December 31, 2022, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current interest rate environment, the 300 and 400 basis point declining interest rate scenarios and 400 basis point increasing rate scenario have been excluded from the table.

	% Change in Net Interest Income
	March 31, 2023	December 31, 2022
+300 basis points	1.9%	4.9%
+200 basis points	3.4%	5.5%
+100 basis points	4.5%	5.8%
-100 basis points	(2.5)%	(1.7)%
-200 basis points	(5.9)%	(6.1)%

At March 31, 2023, the Corporation has approximately $1.9 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2022 Form 10-K.

Recent negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, may have eroded customer confidence in the banking system and have a material adverse effect on the Corporation’s operations.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These market developments have caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like the Corporation. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Corporation’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2023	—	$—	—	500,000
February 1 – 28, 2023	100,000	24.05	100,000	400,000
March 1 – 31, 2023	—	—	—	400,000
 (1) On May 17, 2022, the Corporation's Board of Directors authorized the repurchase of up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, are authorized to be made during the period beginning on June 2, 2022 (the date on which the Company received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023 through open market purchases, privately negotiated transactions. As of March 31, 2023, there were 400,000 shares remaining for repurchase under the program.
(2) The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

Additionally, during the quarter ended March 31, 2023, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

Subsequent to March 31, 2023, in April 2023, the Corporation purchased 54,168 shares of common stock with an average price paid, including commissions, of $18.62. The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: May 3, 2023	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 3, 2023	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)