Form 10-Q
period 2023-06-30
CNB FINANCIAL CORP/PA
filed 2023-08-02
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of August 1, 2023:
COMMON STOCK, NO PAR VALUE PER SHARE: 20,995,716 SHARES

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

Factors that could cause the actual results to differ materially from the statements, include, but are not limited to, (i) adverse changes or conditions in capital and financial markets, including actual or potential stresses in the banking industry; (ii) changes in the interest rate environment; (iii) the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs; (iv) effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident; (v) the duration and scope of a pandemic, including the lingering impacts of the COVID-19 pandemic, and the local, national and global impact of a pandemic; (vi) changes in general business, industry or economic conditions or competition; (vii) changes in any applicable law, rule, regulation, policy, guideline or practice governing or affecting financial holding companies and their subsidiaries or with respect to tax or accounting principles or otherwise; (viii) higher than expected costs or other difficulties related to integration of combined or merged businesses; (ix) the effects of business combinations and other acquisition transactions, including the inability to realize our loan and investment portfolios; (x) changes in the quality or composition of our loan and investment portfolios; (xi) adequacy of loan loss reserves; (xii) increased competition; (xiii) loss of certain key officers; (xiv) deposit attrition; (xv) rapidly changing technology; (xvi) unanticipated regulatory or judicial proceedings and liabilities and other costs; (xvii) changes in the cost of funds, demand for loan products or demand for financial services; and (xviii) other economic, competitive, governmental or technological factors affecting our operations, markets, products, services and prices. Such developments could have an adverse impact on CNB's financial position and results of operations.

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$58,278	$58,884
Interest-bearing deposits with Federal Reserve	62,644	43,401
Interest-bearing deposits with other financial institutions	4,241	4,000
Total cash and cash equivalents	125,163	106,285
Debt securities available-for-sale, at fair value (amortized cost of $412,536 and $432,992, respectively)	353,136	371,409
Debt securities held-to-maturity, at amortized cost (fair value $358,806 and $367,388, respectively)	394,238	404,765
Equity securities	9,266	9,615
Loans held for sale	1,654	231
Loans receivable
PPP loans, net of deferred processing fees	67	159
Syndicated loans	145,627	156,649
Loans	4,319,140	4,118,370
Total loans receivable	4,464,834	4,275,178
Less: allowance for credit losses	(45,541)	(43,436)
Net loans receivable	4,419,293	4,231,742
FHLB and other restricted stock holdings and investments	27,883	30,715
Premises and equipment, net	72,944	68,535
Operating lease right-of-use assets	36,444	32,307
Bank owned life insurance	112,980	111,523
Mortgage servicing rights	1,686	1,804
Goodwill and other intangibles	43,874	43,749
Core deposit intangible, net	320	364
Accrued interest receivable and other assets	64,719	62,135
Total Assets	$5,663,600	$5,475,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$808,074	$898,437
Interest-bearing demand deposits	861,871	1,007,202
Savings	2,708,386	2,270,337
Certificates of deposit	554,744	446,461
Total deposits	4,933,075	4,622,437
Short-term borrowings	—	132,396
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,115	83,964
Operating lease liabilities	38,182	33,726
Accrued interest payable and other liabilities	37,974	51,274
Total liabilities	5,113,966	4,944,417
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at June 30, 2023 and December 31, 2022	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at June 30, 2023 and 21,235,503 at December 31, 2022	—	—
Additional paid in capital	219,723	221,553
Retained earnings	327,707	306,911
Treasury stock, at cost (238,450 shares at June 30, 2023 and 114,157 shares December 31, 2022)	(4,996)	(2,967)
Accumulated other comprehensive loss	(50,585)	(52,520)
Total shareholders’ equity	549,634	530,762
Total Liabilities and Shareholders’ Equity	$5,663,600	$5,475,179

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$66,899	$44,666	$129,226	$85,816
Processing fees on PPP loans	2	559	3	1,796
Securities:
Taxable	5,083	4,254	9,113	7,868
Tax-exempt	180	227	377	446
Dividends	168	35	253	69
Total interest and dividend income	72,332	49,741	138,972	95,995
INTEREST EXPENSE:
Deposits	23,578	2,487	40,277	5,193
Borrowed funds and finance lease liabilities	445	5	1,708	10
Subordinated notes and debentures (includes $(51), $51, $(96), and $118 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,049	948	2,088	1,874
Total interest expense	25,072	3,440	44,073	7,077
NET INTEREST INCOME	47,260	46,301	94,899	88,918
PROVISION FOR CREDIT LOSS EXPENSE	2,405	2,905	3,695	4,548
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	44,855	43,396	91,204	84,370
NON-INTEREST INCOME:
Service charges on deposit accounts	1,913	1,771	3,708	3,528
Other service charges and fees	1,085	784	1,716	1,439
Wealth and asset management fees	1,917	1,803	3,734	3,586
Net realized gains on available-for-sale securities (includes $30, $0, $52, and $651 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	30	—	52	651
Net realized and unrealized losses on equity securities	(244)	(641)	(530)	(1,035)
Mortgage banking	176	292	344	767
Bank owned life insurance	693	1,390	1,457	2,084
Card processing and interchange income	2,062	1,992	4,121	3,801
Other non-interest income	661	755	1,733	2,979
Total non-interest income	8,293	8,146	16,335	17,800
NON-INTEREST EXPENSES:
Compensation and benefits	17,059	16,771	34,104	33,759
Net occupancy expense	3,628	3,335	7,194	6,565
Technology expense	5,187	4,024	9,445	7,396
State and local taxes	1,030	1,037	2,080	2,085
Legal, professional, and examination fees	1,002	1,176	1,847	2,013
Advertising	701	537	1,245	1,157
FDIC insurance premiums	1,001	710	1,874	1,433
Card processing and interchange expenses	1,572	1,256	3,062	2,285
Other non-interest expenses	4,808	3,763	9,127	7,808
Total non-interest expenses	35,988	32,609	69,978	64,501
INCOME BEFORE INCOME TAXES	17,160	18,933	37,561	37,669
INCOME TAX EXPENSE (includes $17, $(11), $31 and $113 income tax expense from reclassification items, respectively)	3,333	3,495	7,245	6,986
NET INCOME	13,827	15,438	30,316	30,683
PREFERRED STOCK DIVIDENDS	1,075	1,075	2,150	2,150
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,752	$14,363	$28,166	$28,533
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,916,861	16,781,743	20,979,373	16,796,154
Diluted	20,956,575	16,815,124	21,019,178	16,829,535
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.61	$0.85	$1.34	$1.69
Diluted Earnings Per Common Share	$0.61	$0.85	$1.33	$1.69
Cash Dividends Declared	$0.175	$0.175	$0.350	$0.350
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$13,827	$15,438	$30,316	$30,683
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized gain on interest rate swaps, net of tax $(2), $(18), $(2), and $(60), respectively	9	70	8	228
Reclassification adjustment for (gains) losses recognized in earnings, net of tax $11, $(11), $20, $(24), respectively	(40)	40	(76)	94
	(31)	110	(68)	322
Net change in debt securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax of $1,062, $3,866, $(469), and $10,936, respectively	(3,995)	(14,546)	1,765	(41,146)
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(39), $(112), $(74), and $(98), respectively	146	422	279	371
Reclassification adjustment for realized losses included in net income, net of tax of $6, $0, $11, and $137, respectively	(24)	—	(41)	(514)
	(3,873)	(14,124)	2,003	(41,289)
Other comprehensive income (loss)	(3,904)	(14,014)	1,935	(40,967)
COMPREHENSIVE INCOME (LOSS)	$9,923	$1,424	$32,251	$(10,284)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, April 1, 2023	$57,785	$219,561	$318,629	$(2,867)	$(46,681)	$546,427
Net income			13,827			13,827
Other comprehensive loss					(3,904)	(3,904)
Forfeiture of restricted stock award grants (742 shares)		13		(13)		—
Restricted stock award grants (7,326 shares)		(196)		196		—
Stock-based compensation expense		345				345
Purchase of treasury stock (126,459 shares)				(2,312)		(2,312)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(3,674)			(3,674)
Balance, June 30, 2023	$57,785	$219,723	$327,707	$(4,996)	$(50,585)	$549,634

Balance, April 1, 2022	$57,785	$126,703	$271,792	$(2,998)	$(27,347)	$425,935
Net income			15,438			15,438
Other comprehensive loss					(14,014)	(14,014)
Forfeiture of restricted stock award grants (1,090 shares)		27		(27)		—
Stock-based compensation expense		256				256
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (22 shares)				(1)		(1)
Preferred cash dividend declared			(1,075)			(1,075)
Cash dividends declared ($0.175 per common share)			(2,951)			(2,951)
Balance, June 30, 2022	$57,785	$126,986	$283,204	$(3,026)	$(41,361)	$423,588

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income			30,316			30,316
Other comprehensive gain					1,935	1,935
Forfeiture of restricted stock award grants (2,803 shares)		63		(63)		—
Restricted stock award grants (105,185 shares)		(2,743)		2,743		—
Performance based restricted stock award grants (4,118 shares)		(111)		111		—
Stock-based compensation expense		961				961
Purchase of treasury stock (226,459 shares)				(4,717)		(4,717)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,750 shares)				(89)		(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)				(14)		(14)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.350 per common share)			(7,370)			(7,370)
Balance, June 30, 2023	$57,785	$219,723	$327,707	$(4,996)	$(50,585)	$549,634

Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income			30,683			30,683
Other comprehensive loss					(40,967)	(40,967)
Forfeiture of restricted stock award grants (1,090 shares)		27		(27)		—
Restricted stock award grants (56,159 shares)		(976)		976		—
Performance based restricted stock award grants (11,895 shares)		(173)		173		—
Stock-based compensation expense		757				757
Purchase of treasury stock (50,166 shares)				(1,342)		(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)				(203)		(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)				(126)		(126)
Preferred cash dividend declared			(2,150)			(2,150)
Cash dividends declared ($0.175 per common share)			(5,911)			(5,911)
Balance, June 30, 2022	$57,785	$126,986	$283,204	$(3,026)	$(41,361)	$423,588

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,316	$30,683
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	3,695	4,548
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	3,842	3,483
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(2,164)	(1,741)
Net amortization of deferred costs on borrowings	151	151
Accretion of deferred PPP processing fees	(3)	(1,796)
Net realized gains on sales of available-for-sale securities	(52)	(651)
Net realized and unrealized losses on equity securities	530	1,035
Gain on sale of loans held for sale	(212)	(930)
Net losses on dispositions of premises and equipment and foreclosed assets	27	40
Proceeds from sale of loans receivable	7,561	17,367
Origination of loans held for sale	(9,737)	(23,168)
Income on bank owned life insurance	(1,457)	(1,254)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	—	(830)
Restricted stock compensation expense	961	757
Change in:
Accrued interest receivable and other assets	(2,484)	(13,770)
Accrued interest payable, lease liabilities, and other liabilities	(14,578)	7,891
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,396	21,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	20,168	47,229
Proceeds from sales of available-for-sale securities	13,151	22,164
Purchase of available-for-sale securities	(13,203)	(43,055)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	11,011	14,707
Purchases of held-to-maturity securities	—	(213,853)
Purchase of equity securities	(181)	(208)
Proceeds from loans classified as portfolio loans	4,994	—
Net increase in loans receivable	(192,961)	(265,410)
Purchase of bank owned life insurance	—	(2,750)
Redemption (purchase) of FHLB, other equity, and restricted equity interests	2,832	(1,208)
Purchase of premises and equipment	(7,158)	(3,991)
Purchase of other intangible assets	(125)	—
Proceeds from the sale of premises and equipment and foreclosed assets	52	47
NET CASH USED BY INVESTING ACTIVITIES	(161,420)	(446,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking, money market and savings accounts	202,355	68,376
Net increase (decrease) in certificates of deposit	108,283	(82,175)
Purchase of treasury stock	(4,820)	(1,671)
Cash dividends paid, common stock	(7,370)	(5,911)
Cash dividends paid, preferred stock	(2,150)	(2,150)
Net change in short-term borrowings	(132,396)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	163,902	(23,531)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,878	(448,044)
CASH AND CASH EQUIVALENTS, Beginning	106,285	732,198
CASH AND CASH EQUIVALENTS, Ending	$125,163	$284,154

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,474	$8,530
Income taxes	4,724	6,958
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$161	$—
Transfers from loans held for sale to loans held for investment	1,064	6,352
Transfers from loans held for investment to loans held for sale	166	—
Transfers from available-for-sale to held-to-maturity	—	220,757
Grant of restricted stock awards from treasury stock	2,743	976
Grant of performance based restricted stock awards from treasury stock	111	173
Restricted stock forfeiture	63	27
Lease liabilities arising from obtaining right-of-use assets	5,001	6,188

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and six months ended June 30, 2023 is not necessarily indicative of the results to be expected for the full year.

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

Operating Segments

While the Corporation's chief operating decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis, and operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the six months ended June 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking industry stresses resulted in a decrease in the Corporation's stock price and market capitalization. Management believed such a decrease was a triggering indicator requiring an interim goodwill impairment analysis. At June 30, 2023, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment. Management will continue to evaluate the economic conditions at future reporting periods for any potential applicable changes.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2022

In December 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2022-06 - Reference Rate Reform (Topic 848). ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 did not have a material impact on the Corporation's financial statements and related disclosures.

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

3.    SECURITIES

Debt securities available-for-sale ("AFS") at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$3,074	$—	$(80)	$—	$2,994
State & political subdivisions	107,396	8	(14,928)	—	92,476
Residential & multi-family mortgage	240,874	—	(37,442)	—	203,432
Corporate notes & bonds	48,779	9	(5,931)	—	42,857
Pooled SBA	12,413	—	(1,036)	—	11,377
Total	$412,536	$17	$(59,417)	$—	$353,136

	December 31, 2022
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$3,213	$—	$(84)	$—	$3,129
State & political subdivisions	112,734	24	(17,095)	—	95,663
Residential & multi-family mortgage	256,111	—	(38,564)	—	217,547
Corporate notes & bonds	47,111	—	(4,720)	—	42,391
Pooled SBA	13,823	—	(1,144)	—	12,679
Total	$432,992	$24	$(61,607)	$—	$371,409

Debt securities held-to-maturity ("HTM") at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$302,798	$—	$(25,781)	$—	$277,017
Residential & multi-family mortgage	91,440	—	(9,651)	—	81,789
Total	$394,238	$—	$(35,432)	$—	$358,806

	December 31, 2022
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$307,711	$—	$(27,276)	$—	$280,435
Residential & multi-family mortgage	97,054	—	(10,101)	—	86,953
Total	$404,765	$—	$(37,377)	$—	$367,388

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

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended June 30, 2023	$3,492	$30	$—
Three months ended June 30, 2022	—	—	—
Six months ended June 30, 2023	13,151	52	—
Six months ended June 30, 2022	22,164	651	—

The tax provision related to these net realized gains was $6 thousand and $11 thousand for the three and six months ended June 30, 2023 and zero and $137 thousand for the three and six months ended June 30, 2022, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of June 30, 2023:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$7,839	$7,754	$19,912	$19,299
1 year – 5 years	45,110	42,446	232,093	214,648
5 years – 10 years	83,578	70,916	50,793	43,070
After 10 years	22,722	17,211	—	—
	159,249	138,327	302,798	277,017
Residential & multi-family mortgage	240,874	203,432	91,440	81,789
Pooled SBA	12,413	11,377	—	—
Total debt securities	$412,536	$353,136	$394,238	$358,806

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On June 30, 2023 and December 31, 2022, securities carried at $491.2 million and $561.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2023

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$1,478	$(5)	$1,516	$(75)	$2,994	$(80)
State & political subdivisions	12,482	(194)	77,811	(14,734)	90,293	(14,928)
Residential & multi-family mortgage	7,833	(356)	195,504	(37,086)	203,337	(37,442)
Corporate notes and bonds	10,624	(905)	31,225	(5,026)	41,849	(5,931)
Pooled SBA	643	(12)	10,734	(1,024)	11,377	(1,036)
	$33,060	$(1,472)	$316,790	$(57,945)	$349,850	$(59,417)

December 31, 2022

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$3,129	$(84)	$—	$—	$3,129	$(84)
State & political subdivisions	34,667	(1,887)	54,546	(15,208)	89,213	(17,095)
Residential & multi-family mortgage	48,996	(3,122)	168,551	(35,442)	217,547	(38,564)
Corporate notes and bonds	31,730	(3,403)	10,661	(1,317)	42,391	(4,720)
Pooled SBA	5,107	(314)	7,572	(830)	12,679	(1,144)
	$123,629	$(8,810)	$241,330	$(52,797)	$364,959	$(61,607)

HTM debt securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2023

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$277,017	$(25,781)	$277,017	$(25,781)
Residential & multi-family mortgage	1,158	(244)	80,631	(9,407)	81,789	(9,651)
	$1,158	$(244)	$357,648	$(35,188)	$358,806	$(35,432)

December 31, 2022

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$143,556	$(10,063)	$136,879	$(17,213)	$280,435	$(27,276)
Residential & multi-family mortgage	24,132	(2,253)	62,821	(7,848)	86,953	(10,101)
	$167,688	$(12,316)	$199,700	$(25,061)	$367,388	$(37,377)

At June 30, 2023 and December 31, 2022, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Corporate equity securities	$5,633	$6,973
Mutual funds	2,196	1,406
Money market funds	738	479
Corporate notes	699	757
Total	$9,266	$9,615

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	Percentage of Total	December 31, 2022	Percentage of Total
Farmland	$33,774	0.8%	$32,168	0.8%
Owner-occupied, nonfarm nonresidential properties	490,728	11.0	468,493	11.0
Agricultural production and other loans to farmers	1,135	—	1,198	—
Commercial and Industrial	778,704	17.4	791,911	18.5
Obligations (other than securities and leases) of states and political subdivisions	154,834	3.5	145,345	3.4
Other loans	30,749	0.7	24,710	0.6
Other construction loans and all land development and other land loans	451,043	10.1	446,685	10.5
Multifamily (5 or more) residential properties	276,829	6.2	257,696	6.0
Non-owner occupied, nonfarm nonresidential properties	881,550	19.7	795,315	18.6
1-4 Family Construction	59,735	1.3	51,171	1.2
Home equity lines of credit	121,813	2.7	124,892	2.9
Residential Mortgages secured by first liens	967,807	21.7	942,531	22.0
Residential Mortgages secured by junior liens	87,985	2.0	74,638	1.7
Other revolving credit plans	41,774	0.9	36,372	0.9
Automobile	26,753	0.6	21,806	0.5
Other consumer	47,760	1.1	49,144	1.1
Credit cards	11,640	0.3	10,825	0.3
Overdrafts	221	—	278	—
Total loans receivable	$4,464,834	100.0%	$4,275,178	100.0%
Less: Allowance for credit losses	(45,541)		(43,436)
Loans receivable, net	$4,419,293		$4,231,742

Net deferred loan origination fees included in the above table	$3,432		$4,463

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $145.6 million and $156.6 million as of June 30, 2023 and December 31, 2022, respectively.

Transactions in the allowance for credit losses for the three months ended June 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$129	$—	$—	$11	$140
Owner-occupied, nonfarm nonresidential properties	2,546	—	7	598	3,151
Agricultural production and other loans to farmers	3	—	—	2	5
Commercial and Industrial	8,943	—	—	(284)	8,659
Obligations (other than securities and leases) of states and political subdivisions	1,848	—	—	458	2,306
Other loans	594	—	—	139	733
Other construction loans and all land development and other land loans	3,394	—	—	197	3,591
Multifamily (5 or more) residential properties	2,535	—	2	(924)	1,613
Non-owner occupied, nonfarm nonresidential properties	8,259	(248)	—	966	8,977
1-4 Family Construction	398	—	—	10	408
Home equity lines of credit	1,158	—	2	(191)	969
Residential Mortgages secured by first liens	8,851	—	3	396	9,250
Residential Mortgages secured by junior liens	1,275	—	—	303	1,578
Other revolving credit plans	830	(36)	12	125	931
Automobile	330	(5)	—	51	376
Other consumer	2,561	(442)	31	411	2,561
Credit cards	73	(18)	6	11	72
Overdrafts	254	(138)	35	70	221
Total	$43,981	$(887)	$98	$2,349	$45,541
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$159	$—	$—	$(19)	$140
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	15	257	3,151
Agricultural production and other loans to farmers	6	—	—	(1)	5
Commercial and Industrial	9,766	(46)	145	(1,206)	8,659
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	443	2,306
Other loans	456	—	—	277	733
Other construction loans and all land development and other land loans	3,253	—	—	338	3,591
Multifamily (5 or more) residential properties	2,353	(65)	2	(677)	1,613
Non-owner occupied, nonfarm nonresidential properties	7,653	(248)	—	1,572	8,977
1-4 Family Construction	327	—	—	81	408
Home equity lines of credit	1,173	—	3	(207)	969
Residential Mortgages secured by first liens	8,484	(7)	3	770	9,250
Residential Mortgages secured by junior liens	1,035	—	—	543	1,578
Other revolving credit plans	722	(58)	17	250	931
Automobile	271	(10)	—	115	376
Other consumer	2,665	(982)	74	804	2,561
Credit cards	67	(80)	7	78	72
Overdrafts	278	(298)	79	162	221
Total	$43,436	$(1,820)	$345	$3,580	$45,541
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended June 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$186	$—	$—	$5	$191
Owner-occupied, nonfarm nonresidential properties	3,595	—	2	117	3,714
Agricultural production and other loans to farmers	10	—	—	(3)	7
Commercial and Industrial	9,090	(14)	13	466	9,555
Obligations (other than securities and leases) of states and political subdivisions	1,828	—	—	(163)	1,665
Other loans	143	—	—	24	167
Other construction loans and all land development and other land loans	2,050	—	—	278	2,328
Multifamily (5 or more) residential properties	2,236	—	—	41	2,277
Non-owner occupied, nonfarm nonresidential properties	6,411	—	—	337	6,748
1-4 Family Construction	210	—	—	26	236
Home equity lines of credit	1,181	—	2	170	1,353
Residential Mortgages secured by first liens	6,905	—	—	759	7,664
Residential Mortgages secured by junior liens	552	—	—	76	628
Other revolving credit plans	547	(19)	28	42	598
Automobile	254	(6)	—	(6)	242
Other consumer	2,569	(369)	19	485	2,704
Credit cards	103	(45)	4	48	110
Overdrafts	247	(127)	33	203	356
Total loans	$38,117	$(580)	$101	$2,905	$40,543
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the six months ended June 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$151	$—	$—	$40	$191
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	9	387	3,714
Agricultural production and other loans to farmers	9	—	—	(2)	7
Commercial and Industrial	8,837	(85)	91	712	9,555
Obligations (other than securities and leases) of states and political subdivisions	1,649	—	—	16	1,665
Other loans	149	—	—	18	167
Other construction loans and all land development and other land loans	2,198	—	—	130	2,328
Multifamily (5 or more) residential properties	2,289	—	—	(12)	2,277
Non-owner occupied, nonfarm nonresidential properties	6,481	—	—	267	6,748
1-4 Family Construction	158	—	—	78	236
Home equity lines of credit	1,169	—	10	174	1,353
Residential Mortgages secured by first liens	6,943	(47)	12	756	7,664
Residential Mortgages secured by junior liens	546	—	—	82	628
Other revolving credit plans	528	(45)	34	81	598
Automobile	263	(13)	—	(8)	242
Other consumer	2,546	(770)	41	887	2,704
Credit cards	92	(59)	8	69	110
Overdrafts	241	(246)	74	287	356
Total loans	$37,588	$(1,286)	$279	$3,962	$40,543
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

For the three and six months ended June 30, 2023, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $2.4 million and $3.7 million for the three and six months ended June 30, 2023, respectively, compared to $2.9 million and $4.5 million for the three and six months ended June 30, 2022, respectively. Included in the provision for credit losses for the three and six months ended June 30, 2023 was $56 thousand and $115 thousand, respectively, related to the allowance for unfunded commitments compared to zero and $586 thousand, provision towards the allowance for unfunded commitments for the three and six months ended June 30, 2022, respectively.

The following tables presents the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$996	$996	$1,104
Owner-occupied, nonfarm nonresidential properties	2,338	1,795	—
Commercial and Industrial	5,058	2,057	—
Other construction loans and all land development and other land loans	2,085	536	—
Multifamily (5 or more) residential properties	310	310	—
Non-owner occupied, nonfarm nonresidential properties	4,422	1,004	—
Home equity lines of credit	499	499	—
Residential Mortgages secured by first liens	4,699	4,271	146
Residential Mortgages secured by junior liens	94	94	—
Other revolving credit plans	49	49	49
Automobile	17	17	—
Other consumer	609	609	—
Credit cards	—	—	74
Total	$21,176	$12,237	$1,373

	December 31, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,011	$1,011	$994
Owner-occupied, nonfarm nonresidential properties	2,055	1,987	—
Commercial and Industrial	5,485	2,366	71
Other construction loans and all land development and other land loans	567	567	—
Multifamily (5 or more) residential properties	1,066	423	—
Non-owner occupied, nonfarm nonresidential properties	5,081	2,665	—
Home equity lines of credit	475	475	—
Residential Mortgages secured by first liens	4,329	3,882	48
Residential Mortgages secured by junior liens	91	91	—
Other revolving credit plans	26	26	—
Automobile	19	19	—
Other consumer	781	781	—
Credit cards	—	—	8
Total	$20,986	$14,293	$1,121

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of June 30, 2023:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	$—
Owner-occupied, nonfarm nonresidential properties	1,038	4
Commercial and Industrial	—	1,757
Other construction loans and all land development and other land loans	2,020	—
Multifamily (5 or more) residential properties	310	—
Non-owner occupied, nonfarm nonresidential properties	3,278	—
Home equity lines of credit	323	—
Residential Mortgages secured by first liens	1,102	—
Total	$8,900	$1,761

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2022:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	$—
Owner-occupied, nonfarm nonresidential properties	1,296	4
Commercial and Industrial	—	1,904
Other construction loans and all land development and other land loans	501	—
Multifamily (5 or more) residential properties	1,066	—
Non-owner occupied, nonfarm nonresidential properties	5,874	—
Home equity lines of credit	335	—
Residential Mortgages secured by first liens	1,150	—
Total	$11,051	$1,908

The following table presents the aging of the amortized cost basis in past-due loans receivable as of June 30, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$183	$1,233	$1,416	$32,358	$33,774
Owner-occupied, nonfarm nonresidential properties	—	—	417	417	490,311	490,728
Agricultural production and other loans to farmers	—	—	—	—	1,135	1,135
Commercial and Industrial	470	94	292	856	777,848	778,704
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	154,834	154,834
Other loans	—	—	—	—	30,749	30,749
Other construction loans and all land development and other land loans	59	—	1,614	1,673	449,370	451,043
Multifamily (5 or more) residential properties	—	—	—	—	276,829	276,829
Non-owner occupied, nonfarm nonresidential properties	221	88	1,181	1,490	880,060	881,550
1-4 Family Construction	324	—	—	324	59,411	59,735
Home equity lines of credit	305	445	10	760	121,053	121,813
Residential Mortgages secured by first liens	1,382	1,351	1,806	4,539	963,268	967,807
Residential Mortgages secured by junior liens	63	—	51	114	87,871	87,985
Other revolving credit plans	41	23	67	131	41,643	41,774
Automobile	56	2	1	59	26,694	26,753
Other consumer	354	213	271	838	46,922	47,760
Credit cards	33	36	74	143	11,497	11,640
Overdrafts	—	—	—	—	221	221
Total	$3,308	$2,435	$7,017	$12,760	$4,452,074	$4,464,834

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$1,136	$1,136	$31,032	$32,168
Owner-occupied, nonfarm nonresidential properties	185	27	734	946	467,547	468,493
Agricultural production and other loans to farmers	—	—	—	—	1,198	1,198
Commercial and Industrial	246	93	611	950	790,961	791,911
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	145,345	145,345
Other loans	—	—	—	—	24,710	24,710
Other construction loans and all land development and other land loans	1,522	—	501	2,023	444,662	446,685
Multifamily (5 or more) residential properties	706	—	90	796	256,900	257,696
Non-owner occupied, nonfarm nonresidential properties	113	60	879	1,052	794,263	795,315
1-4 Family Construction	—	—	—	—	51,171	51,171
Home equity lines of credit	203	10	49	262	124,630	124,892
Residential Mortgages secured by first liens	1,302	538	1,775	3,615	938,916	942,531
Residential Mortgages secured by junior liens	5	—	51	56	74,582	74,638
Other revolving credit plans	65	27	—	92	36,280	36,372
Automobile	36	—	—	36	21,770	21,806
Other consumer	361	188	473	1,022	48,122	49,144
Credit cards	196	18	8	222	10,603	10,825
Overdrafts	—	—	—	—	278	278
Total	$4,940	$961	$6,307	$12,208	$4,262,970	$4,275,178

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

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$6,246	$—	$—	$—	1.3%
Commercial and Industrial	—	7,987	583	352	117	1.2
Other construction loans and all land development and other land loans	—	1,549	—	—	—	0.3
Non-owner occupied, nonfarm nonresidential properties	—	—	1,523	—	—	0.2
Total	$—	$15,782	$2,106	$352	$117	0.4%

The Corporation has no further loan commitments to customers whose loan receivables are included in the previous table.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the six months ended June 30, 2023:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Other construction loans and all land development and other land loans	$—	$—	$1,549	$1,549
Total	$—	$—	$1,549	$1,549

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

	Principal Forgiveness	Term Extension (in years)	Interest Rate Reduction
Commercial and Industrial	$—	0.97	0.5%
Non-owner occupied, nonfarm nonresidential properties	—	0.50	—
Total	$—	0.65	0.5%

There were no modified loans and leases that had a payment default during the six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

The TDR described above increased the allowance for credit losses by an immaterial amount for the three and six months ended June 30, 2022.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within a twelve-month cycle following the modification during the three and six months ended June 30, 2022. There were no principal balances forgiven in connection with the loans restructurings.

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

	June 30, 2023
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$32,595	$183	$996	$—	$1,179	$33,774
Owner-occupied, nonfarm nonresidential properties	451,854	26,622	12,252	—	38,874	490,728
Agricultural production and other loans to farmers	1,135	—	—	—	—	1,135
Commercial and Industrial	731,135	31,257	15,063	1,249	47,569	778,704
Obligations (other than securities and leases) of states and political subdivisions	141,355	13,479	—	—	13,479	154,834
Other loans	30,749	—	—	—	—	30,749
Other construction loans and all land development and other land loans	444,962	3,997	2,084	—	6,081	451,043
Multifamily (5 or more) residential properties	276,019	—	810	—	810	276,829
Non-owner occupied, nonfarm nonresidential properties	854,144	8,407	18,999	—	27,406	881,550
Total	$2,963,948	$83,945	$50,204	$1,249	$135,398	$3,099,346

	December 31, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$29,706	$1,450	$1,012	$—	$2,462	$32,168
Owner-occupied, nonfarm nonresidential properties	433,467	27,796	7,230	—	35,026	468,493
Agricultural production and other loans to farmers	1,198	—	—	—	—	1,198
Commercial and Industrial	765,821	14,740	10,037	1,313	26,090	791,911
Obligations (other than securities and leases) of states and political subdivisions	145,345	—	—	—	—	145,345
Other loans	24,710	—	—	—	—	24,710
Other construction loans and all land development and other land loans	443,300	1,296	2,089	—	3,385	446,685
Multifamily (5 or more) residential properties	256,120	510	1,066	—	1,576	257,696
Non-owner occupied, nonfarm nonresidential properties	772,450	2,791	20,074	—	22,865	795,315
Total	$2,872,117	$48,583	$41,508	$1,313	$91,404	$2,963,521

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,218	$11,779	$7,412	$1,483	$854	$7,461	$388	$—	$32,595
Special mention	—	—	—	—	—	183	—	—	183
Substandard	—	—	347	—	—	649	—	—	996
Total	$3,218	$11,779	$7,759	$1,483	$854	$8,293	$388	$—	$33,774
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$43,048	$118,086	$109,495	$46,069	$47,666	$76,144	$11,346	$—	$451,854
Special mention	119	3,441	696	13,617	855	4,703	3,191	—	26,622
Substandard	—	—	—	324	6,973	4,781	174	—	12,252
Total	$43,167	$121,527	$110,191	$60,010	$55,494	$85,628	$14,711	$—	$490,728
Current period gross write offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Agricultural production and other loans to farmers
Risk rating
Pass	$70	$45	$117	$71	$21	$173	$638	$—	$1,135
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$70	$45	$117	$71	$21	$173	$638	$—	$1,135
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$49,964	$153,927	$187,433	$44,128	$9,569	$22,036	$264,078	$—	$731,135
Special mention	—	7,505	3,223	6,362	355	31	13,781	—	31,257
Substandard	—	202	2,888	638	3,457	2,467	5,411	—	15,063
Doubtful(1)	—	—	1,249	—	—	—	—	—	1,249
Total	$49,964	$161,634	$194,793	$51,128	$13,381	$24,534	$283,270	$—	$778,704
Current period gross write offs	$—	$—	$—	$—	$—	$—	$46	$—	$46

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$23,256	$17,439	$32,420	$12,706	$4,335	$46,822	$4,377	$—	$141,355
Special mention	—	—	—	—	—	13,479	—	—	13,479
Substandard	—	—	—	—	—	—	—	—	—
Total	$23,256	$17,439	$32,420	$12,706	$4,335	$60,301	$4,377	$—	$154,834
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$250	$12,105	$5,324	$2,041	$324	$—	$10,705	$—	$30,749
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$250	$12,105	$5,324	$2,041	$324	$—	$10,705	$—	$30,749
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
(1) Consists of one loan relationship originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$39,127	$261,801	$93,433	$34,554	$6,558	$1,508	$7,981	$—	$444,962
Special mention	—	3,997	—	—	—	—	—	—	3,997
Substandard	—	—	471	—	1,549	—	64	—	2,084
Total	$39,127	$265,798	$93,904	$34,554	$8,107	$1,508	$8,045	$—	$451,043
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$35,483	$108,450	$44,349	$45,547	$11,388	$29,855	$947	$—	$276,019
Special mention	—	—	—	—	—	—	—	—	—
Substandard	310	—	—	—	—	500	—	—	810
Total	$35,793	$108,450	$44,349	$45,547	$11,388	$30,355	$947	$—	$276,829
Current period gross write offs	$—	$—	$—	$—	$—	$65	$—	$—	$65

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$139,785	$324,695	$153,944	$39,537	$56,914	$132,195	$7,074	$—	$854,144
Special mention	—	379	—	6,462	157	970	439	—	8,407
Substandard	—	1,407	1,275	—	3,980	10,605	1,732	—	18,999
Total	$139,785	$326,481	$155,219	$45,999	$61,051	$143,770	$9,245	$—	$881,550
Current period gross write offs	$—	$—	$—	$—	$—	$—	$248	$—	$248

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

	June 30, 2023			December 31, 2022
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$59,735	$—	$59,735	$51,171	$—	$51,171
Home equity lines of credit	121,314	499	121,813	124,417	475	124,892
Residential Mortgages secured by first liens	962,962	4,845	967,807	938,154	4,377	942,531
Residential Mortgages secured by junior liens	87,891	94	87,985	74,547	91	74,638
Other revolving credit plans	41,676	98	41,774	36,346	26	36,372
Automobile	26,736	17	26,753	21,787	19	21,806
Other consumer	47,151	609	47,760	48,363	781	49,144
Total	$1,347,465	$6,162	$1,353,627	$1,294,785	$5,769	$1,300,554

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of June 30, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$10,688	$34,230	$10,657	$2,583	$719	$60	$798	$—	$59,735
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$10,688	$34,230	$10,657	$2,583	$719	$60	$798	$—	$59,735
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$10,055	$33,034	$13,182	$10,413	$7,472	$35,167	$6,932	$5,059	$121,314
Nonperforming	—	—	—	—	—	15	—	484	499
Total	$10,055	$33,034	$13,182	$10,413	$7,472	$35,182	$6,932	$5,543	$121,813
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages secured by first lien
Payment performance
Performing	$74,701	$225,421	$211,770	$152,625	$85,141	$210,359	$2,945	$—	$962,962
Nonperforming	66	97	1,003	272	549	2,703	155	—	4,845
Total	$74,767	$225,518	$212,773	$152,897	$85,690	$213,062	$3,100	$—	$967,807
Current period gross write offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

Residential mortgages secured by junior liens
Payment performance
Performing	$19,220	$29,462	$15,631	$7,683	$4,325	$10,073	$1,497	$—	$87,891
Nonperforming	—	—	—	—	—	50	44	—	94
Total	$19,220	$29,462	$15,631	$7,683	$4,325	$10,123	$1,541	$—	$87,985
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$7,402	$9,693	$2,794	$7,627	$1,813	$12,347	$—	$—	$41,676
Nonperforming	—	—	10	—	13	75	—	—	98
Total	$7,402	$9,693	$2,804	$7,627	$1,826	$12,422	$—	$—	$41,774
Current period gross write offs	$—	$—	$40	$—	$—	$18	$—	$—	$58

Automobile
Payment performance
Performing	$9,891	$8,482	$3,587	$2,076	$1,637	$1,063	$—	$—	$26,736
Nonperforming	—	—	—	8	9	—	—	—	17
Total	$9,891	$8,482	$3,587	$2,084	$1,646	$1,063	$—	$—	$26,753
Current period gross write offs	$—	$5	$—	$—	$5	$—	$—	$—	$10

Other consumer
Payment performance
Performing	$13,160	$18,503	$8,114	$3,932	$1,759	$1,683	$—	$—	$47,151
Nonperforming	13	444	87	14	5	46	—	—	609
Total	$13,173	$18,947	$8,201	$3,946	$1,764	$1,729	$—	$—	$47,760
Current period gross write offs	$2	$571	$303	$73	$23	$10	$—	$—	$982

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2022. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Home equity lines of credit
Payment performance
Performing	$34,738	$13,654	$12,903	$8,587	$7,924	$38,127	$8,484	$—	$124,417
Nonperforming	—	—	—	10	—	465	—	—	475
Total	$34,738	$13,654	$12,903	$8,597	$7,924	$38,592	$8,484	$—	$124,892
Residential mortgages secured by first lien
Payment performance
Performing	$229,842	$222,522	$159,651	$91,238	$49,587	$181,939	$3,375	$—	$938,154
Nonperforming	—	771	273	581	416	2,150	186	—	4,377
Total	$229,842	$223,293	$159,924	$91,819	$50,003	$184,089	$3,561	$—	$942,531
Residential mortgages secured by junior liens
Payment performance
Performing	$31,837	$17,163	$8,326	$4,956	$3,073	$8,395	$797	$—	$74,547
Nonperforming	—	—	—	—	—	47	44	—	91
Total	$31,837	$17,163	$8,326	$4,956	$3,073	$8,442	$841	$—	$74,638
Other revolving credit plans
Payment performance
Performing	$10,778	$2,820	$7,911	$2,264	$2,265	$10,308	$—	$—	$36,346
Nonperforming	—	—	—	4	14	8	—	—	26
Total	$10,778	$2,820	$7,911	$2,268	$2,279	$10,316	$—	$—	$36,372
Automobile
Payment performance
Performing	$10,146	$4,637	$2,945	$2,349	$1,117	$593	$—	$—	$21,787
Nonperforming	—	—	10	7	2	—	—	—	19
Total	$10,146	$4,637	$2,955	$2,356	$1,119	$593	$—	$—	$21,806
Other consumer
Payment performance
Performing	$26,699	$12,120	$5,333	$2,176	$776	$1,259	$—	$—	$48,363
Nonperforming	403	220	85	22	6	45	—	—	781
Total	$27,102	$12,340	$5,418	$2,198	$782	$1,304	$—	$—	$49,144

	June 30, 2023	December 31, 2022
Credit card
Payment performance
Performing	$11,566	$10,817
Nonperforming	74	8
Total	$11,640	$10,825
Current period gross write offs	$80

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Gross other consumer	$30,471	$31,821
Less: other consumer unearned discounts	(5,636)	(5,972)
Total other consumer loans, net of unearned discounts	$24,835	$25,849

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

Leases	Classification	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$36,444	$32,307
Finance lease assets	Premises and equipment, net (1)	250	286
Total leased assets		$36,694	$32,593

Liabilities:
Operating lease liabilities	Operating lease liabilities	$38,182	$33,726
Finance lease liabilities	Accrued interest payable and other liabilities	339	383
Total leased liabilities		$38,521	$34,109
(1) Finance lease assets are recorded net of accumulated amortization of $966 thousand as of June 30, 2023 and $930 thousand as of December 31, 2022.

The components of the Corporation's net lease expense for the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost	Net occupancy expense	$782	$566	$1,479	$1,058
Variable lease cost	Net occupancy expense	22	17	44	30
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	36	36
Interest on lease liabilities	Interest expense - borrowed funds	4	5	8	10
Sublease income (1)	Net occupancy expense	(23)	(17)	(46)	(33)
Net lease cost		$803	$589	$1,521	$1,101
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of June 30, 2023:

Maturity of Lease Liabilities as of June 30, 2023	Operating Leases (1)	Finance Leases	Total
2023	$1,276	$52	$1,328
2024	2,559	105	2,664
2025	2,579	105	2,684
2026	2,567	105	2,672
2027	2,543	—	2,543
After 2027	50,239	—	50,239
Total lease payments	61,763	367	62,130
Less: Interest	23,581	28	23,609
Present value of lease liabilities	$38,182	$339	$38,521
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $4.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of June 30, 2023 and December 31, 2022 were as follows:

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	23.3	23.9
Finance leases	3.5	4.0

Weighted-average discount rate
Operating leases	4.05%	3.83%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of June 30, 2023 and 2022, respectively, was as follows:

Other Information	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$603	$581

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at June 30, 2023:

Time deposits maturing:
2023	$270,881
2024	221,664
2025	42,533
2026	8,643
2027	6,918
Thereafter	4,105
$554,744

Certificates of deposits of $250 thousand or more totaled $135.9 million and $135.4 million at June 30, 2023 and December 31, 2022, respectively.

The Corporation had $179.4 million in brokered deposits as of June 30, 2023 compared to $24.1 million at December 31, 2022. In addition, the Corporation had $463.4 million and $4.6 million in reciprocal deposits at June 30, 2023 and December 31, 2022, respectively.

7.    BORROWINGS

At June 30, 2023 and December 31, 2022, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at June 30, 2023 and December 31, 2022.

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

Total loans receivable pledged to the FHLB at June 30, 2023, and December 31, 2022 were $1.7 billion and $1.6 billion, respectively. The Bank could obtain advances of up to approximately $962.3 million from the FHLB at June 30, 2023 and $757.8 million at December 31, 2022.

At June 30, 2023 and December 31, 2022, outstanding advances from the FHLB were as follows.

	June 30, 2023	December 31, 2022
Open Repo borrowing at an interest rate of 5.39% and 4.45% at June 30, 2023 and December 31, 2022, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$132,396
Total	$—	$132,396

At June 30, 2023 and December 31, 2022, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $153.0 million and $75.5 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the “Federal Reserve”) for its Borrower-in-Custody ("BIC") program. At June 30, 2023, the Bank had borrowing capacity through the Federal Reserve BIC program of $169.3 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. At June 30, 2023, the Bank has pledged certain qualifying loans with an unpaid principal balance of $273.3 million and securities with a carrying value of $10.0 million as collateral.

At June 30, 2023 and December 31, 2022, the Bank had no borrowings from the Federal Reserve BIC program, discount window and no borrowings under the Federal Reserve’s Bank Term Facility Program (“BTFP”), which opened March 12, 2023.

Other Borrowings

At June 30, 2023 and December 31, 2022, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering is determined quarterly and floats based on the three-month LIBOR plus 1.55%. The all-in rate was 7.10% at June 30, 2023 and 6.32% at December 31, 2022. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.9 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended June 30, 2023 were as follows:

Beginning balance	$40,638
New loans and advances	434
Effect of changes in composition of related parties	—
Repayments	(553)
Ending balance	$40,519

Loans to principal officers, directors, and their affiliates during the six months ended June 30, 2023 were as follows:

Beginning balance	$44,998
New loans and advances	2,706
Effect of changes in composition of related parties	(491)
Repayments	(6,694)
Ending balance	$40,519

Deposits from directors, executive officers, and their affiliates were $9.6 million and $13.7 million at June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, “Derivative Instruments,” for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$102,353	$473,953	$126,594	$441,008
Unused lines of credit	9,497	764,504	7,444	725,277
Standby letters of credit	16,755	1,673	16,124	1,603

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$662	$586	$603	$—
Provision for credit losses on unfunded loan commitments (1)	56	—	115	586
Ending balance	$718	$586	$718	$586
(1) Excludes provision for credit losses related to the loan portfolio.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of June 30, 2023 and December 31, 2022 were $19.1 million and $17.0 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $6.4 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively. These investments are accounted for under the equity method of accounting.

Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of June 30, 2023 and December 31, 2022 were $4.1 million and $4.5 million, respectively. The related amortization for the three and six months ended June 30, 2023 was $187 thousand and $373 thousand, respectively, and for the three and six months ended June 30, 2022 were $197 thousand and $395 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of June 30, 2023 and December 31, 2022 were $796 thousand and $1.0 million, respectively.

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

At June 30, 2023, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and six months ended June 30, 2023 and 2022.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $345 thousand and $961 thousand for the three and six months ended June 30, 2023, respectively, and $256 thousand and $757 thousand for the three and six months ended June 30, 2022, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $72 thousand and $202 thousand for the three and six months ended June 30, 2023, respectively, and $54 thousand and $159 thousand for the three and six months ended June 30, 2022, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended June 30, 2023 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	126,588	$24.47
Granted	7,326	18.02
Forfeited	(742)	24.12
Vested	(200)	25.02
Unvested at end of period	132,972	$24.12

A summary of changes in time-based unvested restricted stock awards for the six months ended June 30, 2023 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	69,746	$25.21
Granted	90,675	23.63
Forfeited	(2,803)	24.28
Vested	(24,646)	25.37
Unvested at end of period	132,972	$24.12

The above table excludes 14,510 shares in restricted stock awards that were granted at a weighted average fair value of $24.12 and immediately vested. As of June 30, 2023 and December 31, 2022, there was $2.8 million and $1.2 million of total unrecognized compensation cost related to unvested restricted stock awards, respectively. The fair value of shares vested was $4 thousand and $938 thousand during the three and six months ended June 30, 2023, respectively, and $2 thousand and $987 thousand during the three and six months ended June 30, 2022, respectively.

In addition to the time-based restricted stock disclosed above, the Corporation’s Board of Directors grants performance-based restricted stock awards (“PBRSAs”) to key employees. The number of PBRSAs will depend on certain performance conditions earned over a three year period and are also subject to service-based vesting. In 2023, awards with a maximum of 23,124 shares in aggregate were granted to key employees. In 2022, awards with a maximum of 13,761 shares in aggregate were granted to key employees. In 2021, awards with a maximum of 18,210 shares in aggregate were granted to key employees.

In 2022, the 2020 PBRSAs were fully earned and in 2023, 4,118 shares were fully distributed. The fair value of the shares distributed in 2023 was $99 thousand.

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and six months ended June 30, 2023 and 2022, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested time-based stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$12,752	$14,363	$28,166	$28,533
Net earnings allocated to participating securities	(74)	(68)	(154)	(132)
Net earnings allocated to common stock	$12,678	$14,295	$28,012	$28,401
Distributed earnings allocated to common stock	$3,650	$2,935	$7,322	$5,879
Undistributed earnings allocated to common stock	9,028	11,360	20,690	22,522
Net earnings allocated to common stock	$12,678	$14,295	$28,012	$28,401
Weighted average common shares outstanding, including shares considered participating securities	21,033	16,860	21,087	16,871
Less: Average participating securities	(116)	(78)	(108)	(75)
Weighted average shares	20,917	16,782	20,979	16,796
Basic earnings per common share	$0.61	$0.85	$1.34	$1.69
Diluted earnings per common share computation:
Net earnings allocated to common stock	$12,678	$14,295	$28,012	$28,401
Weighted average common shares outstanding for basic earnings per common share	20,917	16,782	20,979	16,796
Add: Dilutive effect of stock compensation	40	33	40	34
Weighted average shares and dilutive potential common shares	20,957	16,815	21,019	16,830
Diluted earnings per common share	$0.61	$0.85	$1.33	$1.69

12.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. At June 30, 2023, the variable rate on the subordinated trust preferred security was 7.10% (LIBOR plus 155 basis points) and the Corporation was paying 4.53% (2.98% fixed rate plus 155 basis points).

As of June 30, 2023 and December 31, 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated balance sheets and statements of income as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022:

		Fair value as of
	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate contracts	Accrued interest receivable (payable) and other assets ( liabilities)	$65	$150

For the Three Months Ended June 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(31)	Interest expense – subordinated notes and debentures	$(51)	Other income	$—
For the Six Months Ended June 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(68)	Interest expense – subordinated notes and debentures	$(96)	Other income	$—
For the Three Months Ended June 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$110	Interest expense – subordinated notes and debentures	$(51)	Other income	$—
For the Six Months Ended June 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$322	Interest expense – subordinated notes and debentures	$(118)	Other income	$—
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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified to interest income as interest payments are made on the subordinated notes and debentures. Such amounts reclassified from accumulated other comprehensive income (loss) to interest income in the next twelve months are expected to be $257 thousand.

As of June 30, 2023 and December 31, 2022, a cash collateral balance in the amount of $200 thousand was maintained with a counterparty to the interest rate swaps. These balances are included in interest-bearing deposits with other banks on the condensed consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $173 thousand as of June 30, 2023 and December 31, 2022. This balance is included in cash and due banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions.

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
June 30, 2023
3rd Party interest rate swaps	$21,840	5.38	4.19%	1 month LIBOR + 1.79%	$1,393	(a)
Customer interest rate swaps	(21,840)	5.38	4.19%	1 month LIBOR + 1.79%	(1,393)	(b)
December 31, 2022
3rd Party interest rate swaps	$31,417	4.9	4.12%	1 month LIBOR + 1.68%	$1,700	(a)
Customer interest rate swaps	(31,417)	4.9	4.12%	1 month LIBOR + 1.68%	(1,700)	(b)
(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

Risk Participation Agreements

The Corporation entered into a Risk Participation Agreement ("RPA") swap with another financial institution related to a loan in which the Corporation is a participant. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $14.0 million as of June 30, 2023 and zero as of December 31, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2023 and December 31, 2022:

		Fair Value Measurements at June 30, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$2,994	$—	$2,994	$—
States and political subdivisions	92,476	—	92,476	—
Residential and multi-family mortgage	203,432	—	203,432	—
Corporate notes and bonds	42,857	—	42,857	—
Pooled SBA	11,377	—	11,377	—
Total Securities Available-For-Sale	$353,136	$—	$353,136	$—
Interest Rate swaps	$1,458	$—	$1,458	$—
Equity Securities:
Corporate equity securities	$5,633	$5,633	$—	$—
Mutual funds	2,196	2,196	—	—
Money market funds	738	738	—	—
Corporate notes	699	—	699	—
Total Equity Securities	$9,266	$8,567	$699	$—
Liabilities:
Interest Rate Swaps	$(1,393)	$—	$(1,393)	$—

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,129	$—	$3,129	$—
States and political subdivisions	95,663	—	95,663	—
Residential and multi-family mortgage	217,547	—	217,547	—
Corporate notes and bonds	42,391	—	42,391	—
Pooled SBA	12,679	—	12,679	—
Total Securities Available-For-Sale	$371,409	$—	$371,409	$—
Interest Rate swaps	$1,850	$—	$1,850	$—
Equity Securities:
Corporate equity securities	$6,973	$6,973	$—	$—
Mutual funds	1,406	1,406	—	—
Money market funds	479	479	—	—
Corporate notes	757	757	—	—
Total Equity Securities	$9,615	$9,615	$—	$—
Liabilities:
Interest Rate Swaps	$(1,700)	$—	$(1,700)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at June 30, 2023 and December 31, 2022:

		Fair Value Measurements at June 30, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	795	—	—	795
Commercial and industrial	1,472	—	—	1,472
Other construction loans and all land development loans and other land loans	1,770	—	—	1,770
Multifamily (5 or more) residential properties	310	—	—	310
Non-owner occupied, nonfarm nonresidential	1,775	—	—	1,775
Home equity lines of credit	323	—	—	323
Residential Mortgages secured by first liens	902	—	—	902

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	1,071	—	—	1,071
Commercial and industrial	1,631	—	—	1,631
Other construction loans and all land development loans and other land loans	501	—	—	501
Multifamily (5 or more) residential properties	613	—	—	613
Non-owner occupied, nonfarm nonresidential	3,867	—	—	3,867
Home equity lines of credit	335	—	—	335
Residential mortgages secured by first liens	944	—	—	944

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	27% (27%)
Owner-occupied, nonfarm nonresidential properties	795	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-100% (24%)
Commercial and industrial	1,472	Valuation of third party appraisal on underlying collateral	Loss severity rates	4%-100% (34%)
Other construction loans and all land development loans and other land loans	1,770	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	310	Valuation of third party appraisal on underlying collateral	Loss severity rates	26% (26%)
Non-owner occupied, nonfarm nonresidential	1,775	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-33% (31%)
Home equity lines of credit	323	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-22% (16%)
Residential Mortgages secured by first liens	902	Valuation of third party appraisal on underlying collateral	Loss severity rates	22%-38% (30%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	20% (20%)
Owner-occupied, nonfarm nonresidential properties	1,071	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Commercial and industrial	1,631	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-49% (23%)
Other construction loans and all land development loans and other land loans	501	Valuation of third party appraisal on underlying collateral	Loss severity rates	33% (33%)
Multifamily (5 or more) residential properties	613	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-25% (23%)
Non-owner occupied, nonfarm nonresidential	3,867	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-53% (35%)
Home equity lines of credit	335	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)
Residential mortgages secured by first liens	944	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-27% (21%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at June 30, 2023:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$125,163	$125,163	$—	$—	$125,163
Debt securities available-for-sale	353,136	—	353,136	—	353,136
Debt securities held-to-maturity	394,238	—	358,806	—	358,806
Equity securities	9,266	8,567	699	—	9,266
Loans held for sale	1,654	—	1,656	—	1,656
Net loans receivable	4,419,293	—	—	4,326,096	4,326,096
FHLB and other restricted stock holdings and investments	27,883	n/a	n/a	n/a	n/a
Interest rate swaps	1,458	—	1,458	—	1,458
Accrued interest receivable	20,492	—	2,753	17,739	20,492
LIABILITIES
Deposits	$(4,933,075)	$(4,378,331)	$(556,190)	$—	$(4,934,521)
Subordinated notes and debentures	(104,735)	—	(124,896)	—	(124,896)
Interest rate swaps	(1,393)	—	(1,393)	—	(1,393)
Accrued interest payable	(2,438)	—	(2,438)	—	(2,438)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2022:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$106,285	$106,285	$—	$—	$106,285
Debt securities available-for-sale	371,409	—	371,409	—	371,409
Debt securities held-to-maturity	404,765	—	367,388	—	367,388
Equity securities	9,615	9,615	—	—	9,615
Loans held for sale	231	—	231	—	231
Net loans receivable	4,231,742	—	—	4,157,843	4,157,843
FHLB and other restricted stock holdings and investments	30,715	n/a	n/a	n/a	n/a
Interest rate swaps	1,850	—	1,850	—	1,850
Accrued interest receivable	20,194	—	2,867	17,327	20,194
LIABILITIES
Deposits	$(4,622,437)	$(4,175,976)	$(445,788)	$—	$(4,621,764)
Short-term borrowings	(132,396)	—	(132,396)	—	(132,396)
Subordinated notes and debentures	(104,584)	—	(117,378)	—	(117,378)
Interest rate swaps	(1,700)	—	(1,700)	—	(1,700)
Accrued interest payable	(1,839)	—	(1,839)	—	(1,839)

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

14.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and six months ended June 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-interest Income
Service charges on deposit accounts	$1,913	$1,771	$3,708	$3,528
Wealth and asset management fees	1,917	1,803	3,734	3,586
Mortgage banking (1)	176	292	344	767
Card processing and interchange income	2,062	1,992	4,121	3,801
Net gains on sales of securities (1)	30	—	52	651
Other income	2,195	2,288	4,376	5,467
Total non-interest income	$8,293	$8,146	$16,335	$17,800
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

The Corporation’s subsidiary, the Bank, provides financial services to individuals and businesses primarily within its primary market area of the Pennsylvania counties of Blair, Cambria, Cameron, Centre, Clearfield, Crawford, Elk, Indiana, Jefferson and McKean. ERIEBANK, a division of the Bank, operates in the Pennsylvania counties of Crawford, Erie and Warren and in the Ohio counties of Ashtabula, Cuyahoga, Geauga, Lake and Lorain. FCBank, a division of the Bank, operates in the Ohio counties of Crawford, Delaware, Franklin, Knox, Marion, Morrow and Richland. BankOnBuffalo, a division of the Bank, operates in the New York counties of Erie, Niagara and Ontario. Ridge View Bank, a division of the Bank, operates in the Virginia counties of Franklin and Roanoke. Impressia Bank, a division of the Bank, operates in the Bank's primary market areas. Although the Corporation's strategies, through its Bank subsidiary, are executed based on the divisions discussed above, the Bank is a single Pennsylvania-chartered bank whereby all divisions of the Bank conduct their business on a "doing business as" basis. The Bank is subject to regulation, supervision and examination by the Pennsylvania State Department of Banking as well as the FDIC.

In addition to the Bank, the Corporation has four other subsidiaries. CNB Securities Corporation, incorporated in Delaware, maintains investments in debt and equity securities. CNB Insurance Agency, incorporated in Pennsylvania, provides for the sale of nonproprietary annuities and other insurance products. CNB Risk Management, Inc., a Delaware-based captive insurance company, insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. Holiday, incorporated in Pennsylvania, offers small balance unsecured loans and secured loans, primarily collateralized by automobiles and equipment, to borrowers with higher risk characteristics.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2022, included in its Annual Report on Form 10-K for the year ended December 31, 2022, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $125.2 million at June 30, 2023, including additional excess liquidity of $62.6 million held at the Federal Reserve, compared to $106.3 million at December 31, 2022. These excess funds, when combined with (i) available borrowing capacity of approximately $2.3 billion from the Federal Home Loan Bank of Pittsburgh ("FHLB") and Federal Reserve, and (ii) available unused commitments from brokered deposit sources, and other third-party funding channels, including previously established lines of credit from correspondent banks, the total on-hand and contingent liquidity sources for the Corporation represented 2.4 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

Securities AFS and equity securities combined totaled $362.4 million and $381.0 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the total balance of investments classified as HTM securities was $394.2 million compared to $404.8 million at December 31, 2022.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of June 30, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	June 30, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$2,048	3.51%	$946	1.84%	$—	—%	$—	—%	$2,994	2.98%
State and Political Subdivisions	3,471	2.43	28,280	2.59	43,513	2.13	17,212	2.28	92,476	2.31
Residential and multi-family mortgage	1,838	2.89	13,828	2.36	18,379	2.14	169,387	1.58	203,432	1.70
Corporate notes and bonds	1,710	5.28	13,744	4.09	27,403	4.52	—	—	42,857	4.41
Pooled SBA	—	—	249	5.32	9,524	2.61	1,604	2.09	11,377	2.60
Total	$9,067	3.30%	$57,047	2.90%	$98,819	2.84%	$188,203	1.65%	$353,136	2.23%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of June 30, 2023.

	June 30, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$29,921	1.54%	$222,083	1.55%	$50,794	1.77%	$—	—%	$302,798	1.59%
Residential and multi-family mortgage	—	—	3,696	2.77	2,589	3.27	85,155	2.77	91,440	2.78
Total	$29,921	1.54%	$225,779	1.57%	$53,383	1.84%	$85,155	2.77%	$394,238	1.87%

The following table summarizes the weighted average modified duration of securities AFS as of June 30, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.83
State and Political Subdivisions	4.94
Residential and multi-family mortgage	5.80
Corporate notes and bonds	4.44
Pooled SBA	3.22
Total	5.28

The following table summarizes the weighted average modified duration of securities HTM as of June 30, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.94
Residential and multi-family mortgage	5.10
Total	3.44

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

At June 30, 2023, loans, excluding the impact of (i) syndicated loans, and (ii) any remaining balance on Paycheck Protection Program ("PPP") loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"), totaled $4.3 billion, representing an increase of $200.8 million, or 4.9% year to date growth (9.8% annualized), from December 31, 2022. The loan growth was experienced primarily in the Corporation's recent expansion markets of Cleveland, Roanoke, and Buffalo combined with growth in the portfolio related to CNB Bank's Private Banking division.

For the six months ended June 30, 2023, the Corporation's consolidated balance sheet reflected a decrease in syndicated lending balances of $11.0 million compared to December 31, 2022. The syndicated loan portfolio totaled $145.6 million, or 3.3% of total loans, excluding PPP-related loans, at June 30, 2023, compared to $156.6 million, or 3.7% of total loans, excluding PPP-related loans, at December 31, 2022.

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

The Corporation continues to explore the credit and reputational risks associated with climate change and their potential impact on the foregoing, while closely monitoring regulatory developments on climate risk. This includes, among other things, researching and developing a formalized approach to considering climate change related risks in the Corporation's underwriting processes. This approach will be impacted, in part, by the accessibility and reliability of both customer climate risk data and climate risk data in general. One of the objectives of these efforts is to enable the Corporation to better understand the climate change related risks associated with the Corporation's customers' business activities and to be able to monitor their response to those risks and their ultimate impact on the Corporation's customers.

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at June 30, 2023. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2023
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$9	$2,202	$8,096	$—	$10,307
Owner-occupied, nonfarm nonresidential properties	17,432	32,459	10,950	4,846	65,687
Agricultural production and other loans to farmers	18	180	—	—	198
Commercial and Industrial	22,854	249,005	72,656	133	344,648
Obligations (other than securities and leases) of states and political subdivisions	2,906	7,991	85,767	21,021	117,685
Other loans	27	561	562	12,313	13,463
Other construction loans and all land development and other land loans (1)	23,170	59,004	10,167	1,366	93,707
Multifamily (5 or more) residential properties	28,652	32,857	2,897	4,490	68,896
Non-owner occupied, nonfarm nonresidential properties	10,440	76,707	58,775	1,297	147,219
1-4 Family Construction (1)	1,074	650	981	1,546	4,251
Home equity lines of credit	7	47	611	326	991
Residential Mortgages secured by first liens	5,621	32,494	235,912	129,974	404,001
Residential Mortgages secured by junior liens	370	8,130	58,318	12,251	79,069
Other revolving credit plans	5	8	10	2	25
Automobile	396	17,786	8,550	16	26,748
Other consumer	3,390	33,746	7,402	2,984	47,522
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$116,371	$553,827	$561,654	$192,565	$1,424,417

Loans Receivable with Variable or Floating Interest Rate
Farmland	$388	$4,469	$9,820	$8,790	$23,467
Owner-occupied, nonfarm nonresidential properties	14,342	53,766	293,169	63,764	425,041
Agricultural production and other loans to farmers	709	63	165	—	937
Commercial and Industrial	265,051	88,670	78,925	1,410	434,056
Obligations (other than securities and leases) of states and political subdivisions	—	4,151	11,442	21,556	37,149
Other loans	7,785	3,338	6,163	—	17,286
Other construction loans and all land development and other land loans (1)	145,864	103,909	98,268	9,295	357,336
Multifamily (5 or more) residential properties	21,717	21,640	156,559	8,017	207,933
Non-owner occupied, nonfarm nonresidential properties	85,775	207,458	371,718	69,380	734,331
1-4 Family Construction (1)	5,563	14,462	7,218	28,241	55,484
Home equity lines of credit	7,224	6,908	54,669	52,021	120,822
Residential Mortgages secured by first liens	8,854	16,280	159,177	379,495	563,806
Residential Mortgages secured by junior liens	2,229	405	5,804	478	8,916
Other revolving credit plans	6,547	2,576	31,327	1,299	41,749
Automobile	—	5	—	—	5
Other consumer	0	36	122	80	238
Credit cards	11,640	—	—	—	11,640
Overdrafts	221	—	—	—	221
Total	$583,909	$528,136	$1,284,546	$643,826	$3,040,417
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At June 30, 2023, no industry concentration existed which exceeded 10% of the total loan portfolio.

Loan Portfolio Profile

As part of our lending policy and risk management activities, the Corporation tracks lending exposure by industry classification and type to determine potential risks associated with industry concentrations, and if any risk issues could lead to additional credit loss exposure. In the current post-pandemic economic environment, the Corporation has determined that office commercial real estate ("commercial office") inherently could pose a higher level of credit risk, even given the historical high credit quality applied to the deals when initially underwritten and funding or commitments made. The Corporation monitors numerous elements at both underwriting and through and beyond the funding period, including each project’s occupancy, updated appraisals and loan-to-value, absorption and cap rates, debt service coverage and covenant compliance, and developer/lessor financial strength both in the project and globally.

At June 30, 2023, the Corporation had the following key metrics related to its commercial office portfolio:

•Commercial office loans outstanding consisted of 122 loans, totaling $118.1 million, or 2.6%, of total loans outstanding;
•Nonaccrual commercial office loans (three customer relationships) totaled $1.8 million, or 1.5% of total office loans outstanding; and
•The average outstanding balance per commercial office loan is $968 thousand.
•The Corporation had no commercial office loan relationships considered by the banking regulators to be a high volatility commercial real estate credit.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Nonaccrual loans	$21,176	$20,986
Accrual loans greater than 90 days past due	1,373	1,121
Total nonperforming loans	22,549	22,107
Other real estate owned	1,575	1,439
Total nonperforming assets	$24,124	$23,546
Total loans receivable	$4,464,834	$4,275,178
Nonaccrual loans as a percentage of total loans receivable	0.47%	0.49%
Total assets	$5,663,600	$5,475,179
Nonperforming assets as a percentage of total assets	0.43%	0.43%
Allowance for credit losses on loans receivable	$45,541	$43,436
Allowance for credit losses / Total loans	1.02%	1.02%
Ratio of allowance for credit losses to nonaccrual loans	215.06%	206.98%

Total nonperforming assets were $24.1 million, or 0.43% of total assets, as of June 30, 2023, compared to $23.5 million, or 0.43% of total assets, as of December 31, 2022. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 215.06% at June 30, 2023, compared to 206.98% at December 31, 2022.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at June 30, 2023 and December 31, 2022; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	June 30, 2023
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$140	0.8%	$33,774	0.41%
Owner-occupied, nonfarm nonresidential properties	3,151	11.0	490,728	0.64
Agricultural production and other loans to farmers	5	—	1,135	0.44
Commercial and Industrial (1)	8,659	17.4	778,704	1.11
Obligations (other than securities and leases) of states and political subdivisions	2,306	3.5	154,834	1.49
Other loans	733	0.7	30,749	2.38
Other construction loans and all land development and other land loans	3,591	10.1	451,043	0.80
Multifamily (5 or more) residential properties	1,613	6.2	276,829	0.58
Non-owner occupied, nonfarm nonresidential properties	8,977	19.7	881,550	1.02
1-4 Family Construction	408	1.3	59,735	0.68
Home equity lines of credit	969	2.7	121,813	0.80
Residential Mortgages secured by first liens	9,250	21.7	967,807	0.96
Residential Mortgages secured by junior liens	1,578	2.0	87,985	1.79
Other revolving credit plans	931	0.9	41,774	2.23
Automobile	376	0.6	26,753	1.41
Other consumer	2,561	1.1	47,760	5.36
Credit cards	72	0.3	11,640	0.62
Overdrafts	221	—	221	100.00
Total	$45,541	100.0%	$4,464,834	1.02%
(1) PPP loans, net of deferred PPP processing fees, disbursed in 2021 are included in the Commercial and Industrial classification.

	December 31, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$159	0.8%	$32,168	0.49%
Owner-occupied, nonfarm nonresidential properties	2,905	11.0	468,493	0.62
Agricultural production and other loans to farmers	6	—	1,198	0.50
Commercial and Industrial (1)	9,766	18.5	791,911	1.23
Obligations (other than securities and leases) of states and political subdivisions	1,863	3.4	145,345	1.28
Other loans	456	0.6	24,710	1.85
Other construction loans and all land development and other land loans	3,253	10.5	446,685	0.73
Multifamily (5 or more) residential properties	2,353	6.0	257,696	0.91
Non-owner occupied, nonfarm nonresidential properties	7,653	18.6	795,315	0.96
1-4 Family Construction	327	1.2	51,171	0.64
Home equity lines of credit	1,173	2.9	124,892	0.94
Residential Mortgages secured by first liens	8,484	22.0	942,531	0.90
Residential Mortgages secured by junior liens	1,035	1.7	74,638	1.39
Other revolving credit plans	722	0.9	36,372	1.99
Automobile	271	0.5	21,806	1.24
Other consumer	2,665	1.1	49,144	5.42
Credit cards	67	0.3	10,825	0.62
Overdrafts	278	—	278	100.00
Total	$43,436	100.0%	$4,275,178	1.02%
(1) PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of total loans receivable was 1.02% as of June 30, 2023 and December 31, 2022.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status, and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the six months ended June 30, 2023, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of June 30, 2023 and December 31, 2022.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three and six months ended June 30, 2023 and 2022 is presented in the tables below.

	Three Months Ended June 30, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$11	$—	$35,337	—%
Owner-occupied, nonfarm nonresidential properties	598	7	501,569	0.01
Agricultural production and other loans to farmers	2	—	1,176	—
Commercial and Industrial	(284)	—	795,253	—
Obligations (other than securities and leases) of states and political subdivisions	458	—	153,073	—
Other loans	139	—	25,699	—
Other construction loans and all land development and other land loans	197	—	425,830	—
Multifamily (5 or more) residential properties	(924)	2	269,986	—
Non-owner occupied, nonfarm nonresidential properties	966	(248)	823,863	(0.12)
1-4 Family Construction	10	—	55,939	—
Home equity lines of credit	(191)	2	123,123	0.01
Residential Mortgages secured by first liens	396	3	954,036	—
Residential Mortgages secured by junior liens	303	—	82,916	—
Other revolving credit plans	125	(24)	40,931	(0.24)
Automobile	51	(5)	25,837	(0.08)
Other consumer	411	(411)	48,108	(3.43)
Credit cards	11	(12)	13,263	(0.36)
Overdrafts	70	(103)	284	(145.47)
Total	$2,349	$(789)	$4,376,223	(0.07)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Six Months Ended June 30, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(19)	$—	$35,009	—%
Owner-occupied, nonfarm nonresidential properties	257	(11)	497,408	—
Agricultural production and other loans to farmers	(1)	—	1,169	—
Commercial and Industrial	(1,206)	99	801,180	0.02
Obligations (other than securities and leases) of states and political subdivisions	443	—	150,303	—
Other loans	277	—	25,287	—
Other construction loans and all land development and other land loans	338	—	415,776	—
Multifamily (5 or more) residential properties	(677)	(63)	260,806	(0.05)
Non-owner occupied, nonfarm nonresidential properties	1,572	(248)	801,355	(0.06)
1-4 Family Construction	81	—	55,023	—
Home equity lines of credit	(207)	3	123,641	—
Residential Mortgages secured by first liens	770	(4)	945,707	—
Residential Mortgages secured by junior liens	543	—	79,700	—
Other revolving credit plans	250	(41)	39,306	(0.21)
Automobile	115	(10)	24,227	(0.08)
Other consumer	804	(908)	48,038	(3.81)
Credit cards	78	(73)	12,796	(1.15)
Overdrafts	162	(219)	292	(151.24)
Total	$3,580	$(1,475)	$4,317,023	(0.07)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Three Months Ended June 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$5	$—	$32,530	—%
Owner-occupied, nonfarm nonresidential properties	117	2	470,087	—
Agricultural production and other loans to farmers	(3)	—	1,263	—
Commercial and Industrial	466	(1)	758,425	—
Obligations (other than securities and leases) of states and political subdivisions	(163)	—	147,551	—
Other loans	24	—	14,222	—
Other construction loans and all land development and other land loans	278	—	326,727	—
Multifamily (5 or more) residential properties	41	—	224,514	—
Non-owner occupied, nonfarm nonresidential properties	337	—	690,368	—
1-4 Family Construction	26	—	41,187	—
Home equity lines of credit	170	2	112,448	0.01
Residential Mortgages secured by first liens	759	—	847,161	—
Residential Mortgages secured by junior liens	76	—	59,594	—
Other revolving credit plans	42	9	27,436	0.13
Automobile	(6)	(6)	20,237	(0.12)
Other consumer	485	(350)	50,687	(2.77)
Credit cards	48	(41)	11,868	(1.39)
Overdrafts	203	(94)	257	(146.71)
Total	$2,905	$(479)	$3,836,562	(0.05)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Six Months Ended June 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$40	$—	$31,315	—%
Owner-occupied, nonfarm nonresidential properties	387	(12)	459,095	(0.01)
Agricultural production and other loans to farmers	(2)	—	1,321	—
Commercial and Industrial	712	6	738,541	—
Obligations (other than securities and leases) of states and political subdivisions	16	—	146,500	—
Other loans	18	—	14,018	—
Other construction loans and all land development and other land loans	130	—	314,260	—
Multifamily (5 or more) residential properties	(12)	—	219,810	—
Non-owner occupied, nonfarm nonresidential properties	267	—	674,195	—
1-4 Family Construction	78	—	40,134	—
Home equity lines of credit	174	10	109,553	0.02
Residential Mortgages secured by first liens	756	(35)	837,485	(0.01)
Residential Mortgages secured by junior liens	82	—	58,080	—
Other revolving credit plans	81	(11)	27,002	(0.08)
Automobile	(8)	(13)	20,298	(0.13)
Other consumer	887	(729)	49,804	(2.95)
Credit cards	69	(51)	11,485	(0.90)
Overdrafts	287	(172)	253	(137.10)
Total	$3,962	$(1,007)	$3,753,149	(0.05)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses was $2.4 million and $3.7 million for the three and six months ended June 30, 2023, respectively, compared to $2.9 million and $4.5 million for the three and six months ended June 30, 2022. Included in the provision for credit losses for the three and six months ended June 30, 2023 was $59 thousand and $115 thousand, respectively, related to the allowance for unfunded commitments compared to $0 and $586 thousand accrual towards the allowance for unfunded commitments for the three and six months ended June 30, 2022.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	June 30, 2023	Percent of Deposits in Each Category to Total Deposits	December 31, 2022	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2023 vs. 2022
Demand, noninterest-bearing	$808,074	16.4%	$898,437	19.4%	(10.1)%
Demand, interest-bearing	861,871	17.5	1,007,202	21.8	(14.4)
Savings deposits	2,708,386	54.9	2,270,337	49.1	19.3
Time deposits	554,744	11.2	446,461	9.7	24.3
Total deposits	$4,933,075	100.0%	$4,622,437	100.0%	6.7%

At June 30, 2023, total deposits were $4.9 billion, reflecting an increase of $310.6 million, or 6.7%, from December 31, 2022. The increase in deposit balances was primarily the result of continued growth in the Corporation's treasury management customer base and resulting increases in municipal and institutional/corporate deposits, including new wealth and asset management deposit relationships resulting from participation in deposit insurance sharing programs. In addition, the total number of deposit households increased by approximately 0.6% from December 31, 2022.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended June 30,
	2023		2022
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$793,686	—%	$839,009	—%
Demand, interest-bearing	888,804	0.62	1,105,651	0.17
Savings deposits	2,608,232	2.82	2,426,518	0.17
Time deposits	550,188	2.82	324,370	1.19
Total	$4,840,910		$4,695,548

	Six Months Ended June 30,
	2023		2022
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$813,382	—%	$822,007	—%
Demand, interest-bearing	912,345	0.55	1,076,240	0.17
Savings deposits	2,476,442	2.53	2,447,111	0.18
Time deposits	520,666	2.61	341,826	1.25
Total	$4,722,835		$4,687,184

At June 30, 2023, the average deposit balance per account for CNB Bank was approximately $33 thousand.

The following table presents additional information about our June 30, 2023 and December 31, 2022 deposits:

	June 30, 2023	December 31, 2022
Time deposits not covered by deposit insurance	$63,633	$69,874
Total deposits not covered by deposit insurance	1,532,048	1,864,886

At June 30, 2023, the total estimated uninsured deposits for CNB Bank were approximately $1.5 billion, or approximately 30.4% of total CNB Bank deposits; however, when excluding $99.0 million of affiliate company deposits and $448.7 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $984.4 million, or approximately 19.6% of total CNB Bank deposits as of June 30, 2023.

At December 31, 2022, the total estimated uninsured deposits for CNB Bank were approximately $1.9 billion, or approximately 39% of total CNB Bank deposits. When excluding affiliate company deposits of $143.1 million and pledged-investment collateralized deposits of $396.2 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 27.8% of total CNB Bank deposits as of December 31, 2022.

Scheduled maturities of time deposits not covered by deposit insurance at June 30, 2023 were as follows:

June 30, 2023
3 months or less	$35,548
Over 3 through 6 months	9,690
Over 6 through 12 months	7,016
Over 12 months	11,379
Total	$63,633

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

The Corporation’s expected material cash requirements for the twelve months ended December 31, 2023 and thereafter consist of withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses, and capital expenditures that are pursuant to the Corporation's strategic initiatives. The Corporation expects to satisfy these short-term and long-term cash requirements through deposit growth, principal and interest payments on loans and investment securities, maturing loans, and investment securities, as well as by maintaining access to wholesale funding sources.

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

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, including the Federal Reserve, and securities available for sale. Liability liquidity is provided by access to funding sources which include core deposits, correspondent banks, and other wholesale funding.

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

At June 30, 2023, the Corporation’s cash and cash equivalents position was approximately $125.2 million, including liquidity of $62.6 million held at the Federal Reserve. These excess funds, when combined with (i) available borrowing capacity of approximately $2.3 billion from the Federal Home Loan Bank of Pittsburgh ("FHLB") and Federal Reserve, and (ii) available unused commitments from brokered deposit sources, and other third-party funding channels, including previously established lines of credit from correspondent banks, the total on-hand and contingent liquidity sources for the Corporation represented 2.4 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available borrowing capacities as of June 30, 2023:

Net Available
FHLB borrowing capacity (1)	$962,319
Federal Reserve borrowing capacity (2)	394,547
Brokered deposits (3)	892,504
Other third-party funding channels (3) (4)	65,000
Total net available borrowing capacity	$2,314,370
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window, BIC program and Bank Term Funding Program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of June 30, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of June 30, 2023. The Corporation’s material contractual obligations as of June 30, 2023 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of June 30, 2023, the Corporation’s total shareholders’ equity was $549.6 million, representing an increase of $18.9 million, or 3.6%, from December 31, 2022, primarily due to the increase in the Corporation's retained earnings (quarterly net income, partially offset by the common and preferred dividends paid in the quarter), and a decrease in accumulated other comprehensive loss during the quarter resulting primarily from the after-tax impact of the temporary unrealized reduction in the value of the available-for-sale investment portfolio.

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

As of June 30, 2023 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels. The Corporation’s capital ratios and book value per common share at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Total risk-based capital ratio	15.73%	16.08%
Tier 1 risk based ratio	12.93%	13.24%
Common equity tier 1 ratio	11.20%	11.42%
Tier 1 leverage ratio	10.44%	10.74%
Tangible common equity/tangible assets (1)	7.97%	7.90%
Book value per common share	$23.42	$22.39
Tangible book value per common share (1)	$21.32	$20.30
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

At June 30, 2023, the Corporation's net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $94.8 million, or 17.3% of total shareholders' equity, compared to $99.0 million, or 18.6% of total shareholders' equity at December 31, 2022. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory “well-capitalized” levels as of June 30, 2023 and December 31, 2022 if the net unrealized losses were fully recognized. Additionally, the Corporation maintains $98.3 million of funds at its holding company, well in excess of the $94.8 in the unrealized losses on investments, as an immediately available source of contingent capital for CNB Bank.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended June 30, 2023 and 2022:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	June 30, 2023			June 30, 2022
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$730,224	1.89%	$3,700	$793,598	1.75%	$3,623
Tax-exempt (1) (2) (4)	30,274	2.59	209	37,719	2.87	284
Equity securities (1) (2)	10,107	7.22	182	7,852	1.89	37
Total securities (4)	770,605	1.99	4,091	839,169	1.80	3,944
Loans receivable:
Commercial (2) (3)	1,512,107	6.46	24,342	1,424,078	4.66	16,558
Mortgage and loans held for sale (2) (3)	2,735,693	5.73	39,089	2,301,999	4.55	26,096
Consumer (3)	128,423	11.46	3,670	110,485	10.23	2,819
Total loans receivable (3)	4,376,223	6.15	67,101	3,836,562	4.75	45,473
Interest-bearing deposits with the Federal Reserve and other financial institutions	91,643	6.05	1,383	291,866	0.87	630
Total earning assets	5,238,471	5.50	$72,575	4,967,597	4.01	$50,047
Noninterest-bearing assets:
Cash and due from banks	55,632			49,307
Premises and equipment	108,296			88,472
Other assets	250,019			225,358
Allowance for credit losses	(44,471)			(38,747)
Total non interest-bearing assets	369,476			324,390
TOTAL ASSETS	$5,607,947			$5,291,987
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$888,804	0.62%	$1,383	$1,105,651	0.17%	$480
Savings	2,608,232	2.82	18,326	2,426,518	0.17	1,048
Time	550,188	2.82	3,869	324,370	1.19	959
Total interest-bearing deposits	4,047,224	2.34	23,578	3,856,539	0.26	2,487
Short-term borrowings	33,920	5.21	441	—	—	—
Finance lease liabilities	350	4.58	4	437	4.59	5
Subordinated notes and debentures	104,698	4.02	1,049	104,394	3.64	948
Total interest-bearing liabilities	4,186,192	2.40	$25,072	3,961,370	0.35	$3,440
Demand—noninterest-bearing	793,686			839,009
Other liabilities	77,579			66,158
Total liabilities	5,057,457			4,866,537
Shareholders’ equity	550,490			425,450
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,607,947			$5,291,987
Interest income/Earning assets		5.50%	$72,575		4.01%	$50,047
Interest expense/Interest-bearing liabilities		2.40	25,072		0.35	3,440
Net interest spread		3.10%	$47,503		3.66%	$46,607
Interest income/Earning assets		5.50%	72,575		4.01%	50,047
Interest expense/Earning assets		1.90	25,072		0.28	3,440
Net interest margin (fully tax-equivalent)		3.60%	$47,503		3.73%	$46,607
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended June 30, 2023 and 2022 was $243 thousand and $306 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended June 30, 2023 and 2022 was $(55.9) million and $(37.5) million, respectively.
(5) Includes loans held for sale.

The following table presents average balances of certain measures of our financial condition and net interest margin for the six months ended June 30, 2023 and 2022:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended,
	June 30, 2023			June 30, 2022
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$739,201	1.90%	$7,466	$776,683	1.77%	$7,024
Tax-exempt (1) (2) (4)	31,824	2.63	443	37,653	2.94	559
Equity securities (1) (2)	11,664	4.75	275	7,894	2.02	79
Total securities (4)	782,689	1.96	8,184	822,230	1.83	7,662
Loans receivable:
Commercial (2) (3)	1,510,355	6.37	47,730	1,390,790	4.68	32,254
Mortgage and loans held for sale (2) (3)	2,682,009	5.63	74,821	2,253,517	4.51	50,388
Consumer (3)	124,659	11.49	7,104	108,842	10.19	5,498
Total loans receivable (3)	4,317,023	6.06	129,655	3,753,149	4.74	88,140
Other earning assets	54,435	6.10	1,647	399,585	0.43	843
Total earning assets	5,154,147	5.40	$139,486	4,974,964	3.90	$96,645
Noninterest-bearing assets:
Cash and due from banks	53,981			49,612
Premises and equipment	105,574			86,112
Other assets	248,010			219,560
Allowance for credit losses	(43,957)			(38,397)
Total non interest-bearing assets	363,608			316,887
TOTAL ASSETS	$5,517,755			$5,291,851
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$912,345	0.55%	$2,484	$1,076,240	0.17%	$918
Savings	2,476,442	2.53	31,066	2,447,111	0.18	2,163
Time	520,666	2.61	6,727	341,826	1.25	2,112
Total interest-bearing deposits	3,909,453	2.08	40,277	3,865,177	0.27	5,193
Short-term borrowings	67,930	5.05	1,700	—	—	—
Finance lease liabilities	361	4.47	8	448	4.50	10
Subordinated notes and debentures	104,660	4.02	2,088	104,356	3.62	1,874
Total interest-bearing liabilities	4,082,404	2.18	$44,073	3,969,981	0.36	$7,077
Demand—noninterest-bearing	813,382			822,007
Other liabilities	78,930			66,110
Total liabilities	4,974,716			4,858,098
Shareholders’ equity	543,039			433,753
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,517,755			$5,291,851
Interest income/Earning assets		5.40%	$139,486		3.90%	$96,645
Interest expense/Interest-bearing liabilities		2.18	44,073		0.36	7,077
Net interest spread		3.22%	$95,413		3.54%	$89,568
Interest income/Earning assets		5.40%	139,486		3.90%	96,645
Interest expense/Earning assets		1.71	44,073		0.29	7,077
Net interest margin (fully tax-equivalent)		3.69%	$95,413		3.61%	$89,568
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the six months ended June 30, 2023 and 2022 was $514 thousand and $650 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the six months ended June 30, 2023 and 2022 was $(57.3) million and $(24.1) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended June 30, 2023 and 2022:

Net Interest Income Rate-Volume Variance	For Three Months Ended June 30, 2023 over (under) 2022 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(178)	$255	$77
Tax-exempt (2)	(54)	(21)	(75)
Equity securities (2)	11	134	145
Total securities	(221)	368	147
Loans receivable:
Commercial (2)	998	6,786	7,784
Mortgage (2) (3)	4,945	8,048	12,993
Consumer	457	394	851
Total loans receivable	6,400	15,228	21,628
Other earning assets	(431)	1,184	753
Total Earning Assets	$5,748	$16,780	$22,528

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(94)	$997	$903
Savings	46	17,232	17,278
Time	674	2,236	2,910
Total interest-bearing deposits	626	20,465	21,091
Short-Term Borrowings	—	441	441
Finance lease liabilities	(1)	—	(1)
Subordinated debentures	2	99	101
Total Interest-Bearing Liabilities	$627	$21,005	$21,632

Change in Net Interest Income	$5,121	$(4,225)	$896
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended June 30, 2023 and June 30, 2022.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the six months ended June 30, 2023 and 2022:

Net Interest Income Rate-Volume Variance	For Six Months Ended June 30, 2023 over (under) 2022 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(35)	$477	$442
Tax-exempt (2)	(67)	(49)	(116)
Equity securities (2)	38	158	196
Total securities	(64)	586	522
Loans receivable:
Commercial (2)	2,818	12,658	15,476
Mortgage (2) (3)	9,537	14,896	24,433
Consumer	802	804	1,606
Total loans receivable	13,157	28,358	41,515
Other earning assets	(727)	1,531	804
Total Earning Assets	$12,366	$30,475	$42,841

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(153)	$1,719	$1,566
Savings	44	28,859	28,903
Time	1,104	3,511	4,615
Total interest-bearing deposits	995	34,089	35,084
Short-Term Borrowings	(1)	1,701	1,700
Finance lease liabilities	(2)	—	(2)
Subordinated debentures	6	208	214
Total Interest-Bearing Liabilities	$998	$35,998	$36,996

Change in Net Interest Income	$11,368	$(5,523)	$5,845
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the six months ended June 30, 2023 and June 30, 2022.
(3) Includes loans held for sale

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 and 2022

OVERVIEW

Net income available to common shareholders ("earnings") was $12.8 million, or $0.61 per diluted share, for the three months ended June 30, 2023. The Corporation’s prior year earnings for the three months ended June 30, 2022 were $14.4 million, or $0.85 per diluted share. The decrease in diluted earnings per share comparing the quarter ended June 30, 2023 to the quarter ended June 30, 2022 was primarily due to an increase in the Corporation's interest-bearing deposit costs as CNB raised targeted rates to sustain its core deposit base in legacy markets and to grow its funding base in expansion markets given the competitive deposit market as a result of continued Federal Open Market Committee ("Fed") rate increases, as well as the dilutive effect of the Corporation's common stock offering completed in September 2022, resulting in the issuance of 4,257,446 shares of common stock at $23.50 per share and net proceeds of $94.1 million after deducting the underwriting discount and customary offering expenses.

Annualized return on average equity was 10.07% for the three months ended June 30, 2023, compared to 14.55% for the three months ended June 30, 2022. Annualized return on average tangible common equity, a non-GAAP measure, was 11.40% for the three months ended June 30, 2023, compared to 17.81% for the three months ended June 30, 2022.

The Corporation's efficiency ratio was 64.78% for the three months ended June 30, 2023, compared to 59.89% for the three months ended June 30, 2022. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 64.10% for the three months ended June 30, 2023, compared to 59.47% for the three months ended June 30, 2022.

NET INTEREST INCOME

Net interest income was $47.3 million for the three months ended June 30, 2023, compared to $46.3 million for the three months ended June 30, 2022. The increase in net interest income of $959 thousand, or 2.1%, was primarily a result of loan growth and the cumulative year-over-year benefits of the impact of rising interest rates resulting in greater income on variable-rate loans.

Net interest margin was 3.62% and 3.74% for the three months ended June 30, 2023 and June 30, 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.60% and 3.73%, for the three months ended June 30, 2023 and June 30, 2022, respectively.

The yield on earning assets of 5.50% for the three months ended June 30, 2023 increased 149 basis points from June 30, 2022, primarily as a result of loan growth and the net benefit of higher interest rates. The cost of interest-bearing liabilities of 2.40% for the three months ended June 30, 2023 increased 205 basis points from June 30, 2022, primarily as a result of the Corporation’s targeted interest-bearing deposit rate increases in response to the competitive environment from numerous Fed rate hikes over the past year, and deposit retention and growth initiatives.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2.4 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022. Included in the provision for credit losses for the three months ended June 30, 2023 was a $56 thousand expense related to the allowance for unfunded commitments compared to zero for the three months ended June 30, 2022.

Management believes the charges to the provision for credit losses for the three months ended June 30, 2023 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2023.

NON-INTEREST INCOME

Total non-interest income was $8.3 million for the three months ended June 30, 2023 compared to $8.1 million for the three months ended June 30, 2022. Wealth and Asset Management fees increased $114 thousand, or 6.3%, compared to the three months ended June 30, 2022. Other notable changes when comparing the second quarter of 2023 to the second quarter of 2022 included higher other service charges and fees and lower unrealized losses on equity securities, partially offset by lower bank owned life insurance income and lower mortgage banking income.

NON-INTEREST EXPENSE

For the three months ended June 30, 2023, total non-interest expense was $36.0 million, compared to $32.6 million for the three months ended June 30, 2022. The increase of $3.4 million, or 10.4%, from the three months ended June 30, 2022, was primarily a result of higher technology expenses related to investments in applications aimed at expanding customer relationship management capabilities, as well as enhancing both customer experience and expanding service delivery channels and inflationary increases in other non-interest expenses.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2023 and 2022

OVERVIEW

Net income available to common shareholders was $28.2 million, or $1.33 per diluted share, for the six months ended June 30, 2023, compared to earnings of $28.5 million, or $1.69 per diluted share, for the six months ended June 30, 2022. As previously noted, the decrease in diluted earnings per share comparing the six months ended June 30, 2023 to the six months ended June 30, 2022 was primarily due to both the rise in deposit costs year over year and to the dilutive effect of the Corporation's common stock offering.

Annualized return on average equity was 11.26% for the six months ended June 30, 2023, compared to 14.26% for the six months ended June 30, 2022. Annualized return on average tangible common equity, a non-GAAP measure, was 12.88% for the six months ended June 30, 2023, compared to 17.34% for the six months ended June 30, 2022.

Efficiency ratio, a non-GAAP measure, was 62.91% for the six months ended June 30, 2023, compared to 60.44% for the six months ended June 30, 2022. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 62.28% for the six months ended June 30, 2023, compared to 59.99% the six months ended June 30, 2022.

NET INTEREST INCOME

Net interest income was $94.9 million for the six months ended June 30, 2023, compared to $88.9 million for the six months ended June 30, 2022. The increase of $6.0 million, or 6.7%, was due to loan growth and the benefits of the impact of rising interest rates resulting in greater income on variable-rate loans, partially offset by an increase in the Corporation's interest expense as a result of both (i) targeted interest-bearing deposit rate increases to ensure both deposit growth and retention, and (ii) a year-over-year increase in the average balance of short-term borrowings through the FHLB.

Net interest margin was 3.71% and 3.60% for the six months ended June 30, 2023 and 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.69% and 3.61% for the six months ended June 30, 2023 and 2022, respectively.

The yield on earning assets of 5.40% for the six months ended June 30, 2023 increased 150 basis points from June 30, 2022, primarily as a result of loan growth and the net benefit of higher interest rates. The cost of interest-bearing liabilities of 2.18% for the six months ended June 30, 2023 increased 182 basis points from June 30, 2022, primarily as a result of the Corporation’s targeted interest-bearing deposit rate increases and short-term borrowings through the FHLB.

PROVISION FOR CREDIT LOSSES

Provision for credit losses was $3.7 million for the six months ended June 30, 2023, compared to $4.5 million for the six months ended June 30, 2022. Included in the provision for credit losses for the six months ended June 30, 2023 was $115 thousand expense related to the allowance for unfunded commitments compared to $586 thousand for the six months ended June 30, 2022. The reduction in the provision expense of $853 thousand from the six months ended June 30, 2022 was primarily a result of the relatively lower loan portfolio growth in the first six months of 2023 compared to the first six months of 2022.

Management believes the charges to the provision for credit losses for the six months ended June 30, 2023 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at June 30, 2023.

NON-INTEREST INCOME

Total non-interest income was $16.3 million for the six months ended June 30, 2023 compared to $17.8 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, Wealth and Asset Management fees increased $148 thousand, or 4.1%, compared to the six months ended June 30, 2022, as the Corporation benefited from an increased number of wealth management relationships. Other notable favorable changes compared to the six months ended June 30, 2022 included higher other service charges and fees, lower unrealized losses on equity securities, and an increase in card processing and interchange income. These were offset by certain unfavorable variances including lower net realized gains on the sale of available-for-sale debt securities, lower bank owned life insurance income and lower other non-interest income driven by a decrease in gains on recoveries from acquired loans and lower pass-through income from SBICs.

NON-INTEREST EXPENSE

For the six months ended June 30, 2023, total non-interest expense was $70.0 million, compared to $64.5 million for the six months ended June 30, 2022. The increase of $5.5 million, or 8.5%, from the six months ended June 30, 2022, was primarily a result of higher technology expenses, combined with higher card processing and interchange expenses. In addition, other non-interest expenses increased primarily due to business generation related expenses and consulting fees.

INCOME TAX EXPENSE

Income tax expense was $7.2 million, representing a 19.3% effective tax rate, compared to $7.0 million, representing a 18.5% effective tax rate for the six months ended June 30, 2023 and 2022, respectively.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	June 30,	December 31,
	2023	2022
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$549,634	$530,762
Less: preferred equity	57,785	57,785
Common shareholders' equity	491,849	472,977
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	320	364
Tangible common equity (non-GAAP)	$447,655	$428,864

Total assets	$5,663,600	$5,475,179
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	320	364
Tangible assets (non-GAAP)	$5,619,406	$5,431,066

Ending shares outstanding	20,997,053	21,121,346

Book value per common share (GAAP)	$23.42	$22.39
Tangible book value per common share (non-GAAP)	$21.32	$20.30

Common shareholders' equity / Total assets (GAAP)	8.68%	8.64%
Tangible common equity / Tangible assets (non-GAAP)	7.97%	7.90%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Calculation of efficiency ratio:
Non-interest expense	$35,988	$32,609	$69,978	$64,501

Non-interest income	$8,293	$8,146	$16,335	$17,800
Net interest income	47,260	46,301	94,899	88,918
Total revenue	$55,553	$54,447	$111,234	$106,718
Efficiency ratio	64.78%	59.89%	62.91%	60.44%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$35,988	$32,609	$69,978	$64,501
Less: core deposit intangible amortization	23	25	45	50
Adjusted non-interest expense (non-GAAP)	$35,965	$32,584	$69,933	$64,451

Non-interest income	$8,293	$8,146	$16,335	$17,800

Net interest income	$47,260	$46,301	$94,899	$88,918
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,349	1,208	2,667	2,535
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	1,906	1,549	3,713	3,252
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	47,817	46,642	95,945	89,635
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$56,110	$54,788	$112,280	$107,435

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	64.10%	59.47%	62.28%	59.99%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Calculation of net interest margin:
Interest income	$72,332	$49,741	$138,972	$95,995
Interest expense	25,072	3,440	44,073	7,077
Net interest income	$47,260	$46,301	$94,899	$88,918

Average total earning assets	$5,238,471	$4,967,597	$5,154,147	$4,974,964

Net interest margin (GAAP) (annualized)	3.62%	3.74%	3.71%	3.60%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$72,332	$49,741	$138,972	$95,995
Tax equivalent adjustment (non-GAAP)	243	306	514	650
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	72,575	50,047	139,486	96,645
Interest expense	25,072	3,440	44,073	7,077
Net interest income (fully tax equivalent basis) (non-GAAP)	$47,503	$46,607	$95,413	$89,568

Average total earning assets	$5,238,471	$4,967,597	$5,154,147	$4,974,964
Less: average mark to market adjustment on investments (non-GAAP)	(55,940)	(37,519)	(57,294)	(24,101)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,294,411	$5,005,116	$5,211,441	$4,999,065

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.60%	3.73%	3.69%	3.61%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Calculation of PPNR (non-GAAP): (1)
Net interest income	$47,260	$46,301	$94,899	$88,918
Add: Non-interest income	8,293	8,146	16,335	17,800
Less: Non-interest expense	35,988	32,609	69,978	64,501
PPNR (non-GAAP)	$19,565	$21,838	$41,256	$42,217

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Calculation of return on average tangible common equity (non-GAAP):
Net income	$13,827	$15,438	$30,316	$30,683
Less: preferred stock dividends	1,075	1,075	2,150	2,150
Net income available to common shareholders	$12,752	$14,363	$28,166	$28,533

Average shareholders' equity	$550,490	$425,450	$543,039	$433,753
Less: average goodwill & intangibles	44,208	44,175	44,208	44,188
Less: average preferred equity	57,785	57,785	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$448,497	$323,490	$441,046	$331,780

Return on average equity (GAAP) (annualized)	10.07%	14.55%	11.26%	14.26%
Return on average common equity (GAAP) (annualized)	9.29%	13.54%	10.46%	13.27%
Return on average tangible common equity (non-GAAP) (annualized)	11.40%	17.81%	12.88%	17.34%

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Calculation of non-interest income excluding net realized gains on available-for-sale securities (non-GAAP):
Non-interest income	$8,293	$8,146	$16,335	$17,800
Less: net realized gains on available-for-sale securities	30	0	52	651
Adjusted non-interest income (non-GAAP)	$8,263	$8,146	$16,283	$17,149

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At June 30, 2023 and December 31, 2022, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current interest rate environment, the 400 basis point declining interest rate scenarios and 400 basis point increasing rate scenario have been excluded from the table.

	% Change in Net Interest Income
	June 30, 2023	December 31, 2022
+300 basis points	(2.1)%	4.9%
+200 basis points	0.1%	5.5%
+100 basis points	2.0%	5.8%
-100 basis points	(4.8)%	(1.7)%
-200 basis points	(7.8)%	(6.1)%
-300 basis points	(14.0)%	(12.5)%

At June 30, 2023, the Corporation has approximately $2.0 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2023	54,168	$18.57	54,168	345,832
May 1 – 31, 2023	72,291	17.98	72,291	273,541
June 1 – 30, 2023	—	—	—	273,541
 (1) On May 17, 2022, the Corporation's Board of Directors authorized a common stock repurchase plan (the "Repurchase Plan") pursuant to which the Corporation is authorized to repurchase up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, were originally authorized to be made during the period beginning on June 2, 2022 (the date on which the Company received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023. On May 9, 2023, the Corporation's Board of Directors amended the Repurchase Plan to extend its duration to May 17, 2024. Common stock repurchases under the Repurchase Plan may be conducted through open market purchases or, privately negotiated transactions. As of June 30, 2023, there were 273,541 shares remaining for repurchase under the program.
(2) The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

Additionally, during the quarter ended June 30, 2023, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Corporation’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: August 2, 2023	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 2, 2023	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)