Form 10-Q
period 2023-09-30
CNB FINANCIAL CORP/PA
filed 2023-11-01
CIK 736772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
The number of shares outstanding of the issuer’s common stock as of October 31, 2023:
COMMON STOCK, NO PAR VALUE PER SHARE: 20,897,806 SHARES

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

Part I Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share data

	(unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents due from banks	$61,529	$58,884
Interest-bearing deposits with Federal Reserve	117,632	43,401
Interest-bearing deposits with other financial institutions	3,424	4,000
Total cash and cash equivalents	182,585	106,285
Debt securities available-for-sale, at fair value (amortized cost of $404,688 and $432,992, respectively)	335,122	371,409
Debt securities held-to-maturity, at amortized cost (fair value $352,069 and $367,388, respectively)	391,301	404,765
Equity securities	8,948	9,615
Loans held for sale	464	231
Loans receivable
PPP loans, net of deferred processing fees	56	159
Syndicated loans	123,090	156,649
Loans	4,369,028	4,118,370
Total loans receivable	4,492,174	4,275,178
Less: allowance for credit losses	(45,832)	(43,436)
Net loans receivable	4,446,342	4,231,742
FHLB and other restricted stock holdings and investments	28,329	30,715
Premises and equipment, net	73,270	68,535
Operating lease right-of-use assets	36,065	32,307
Bank owned life insurance	113,734	111,523
Mortgage servicing rights	1,631	1,804
Goodwill and other intangibles	43,874	43,749
Core deposit intangible, net	299	364
Accrued interest receivable and other assets	69,944	62,135
Total Assets	$5,731,908	$5,475,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$782,996	$898,437
Interest-bearing demand deposits	781,309	1,007,202
Savings	2,883,736	2,270,337
Certificates of deposit	554,740	446,461
Total deposits	5,002,781	4,622,437
Short-term borrowings	—	132,396
Subordinated debentures	20,620	20,620
Subordinated notes, net of unamortized issuance costs	84,191	83,964
Operating lease liabilities	37,998	33,726
Accrued interest payable and other liabilities	37,106	51,274
Total liabilities	5,182,696	4,944,417
Commitments and contingent liabilities
Preferred stock, Series A non-cumulative perpetual, $0 par value; $1,000 liquidation preference; shares authorized 60,375; Shares issued 60,375 at September 30, 2023 and December 31, 2022	57,785	57,785
Common stock, no par value; 50,000,000 shares authorized; Shares issued 21,235,503 at September 30, 2023 and 21,235,503 at December 31, 2022	—	—
Additional paid in capital	220,100	221,553
Retained earnings	336,690	306,911
Treasury stock, at cost (339,869 shares at September 30, 2023 and 114,157 shares December 31, 2022)	(6,862)	(2,967)
Accumulated other comprehensive loss	(58,501)	(52,520)
Total shareholders’ equity	549,212	530,762
Total Liabilities and Shareholders’ Equity	$5,731,908	$5,475,179

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable including fees
Interest and fees on loans receivable	$70,980	$50,552	$200,206	$136,368
Processing fees on PPP loans	—	74	3	1,870
Securities:
Taxable	4,247	4,413	13,360	12,281
Tax-exempt	176	219	553	665
Dividends	113	40	366	109
Total interest and dividend income	75,516	55,298	214,488	151,293
INTEREST EXPENSE:
Deposits	27,113	4,408	67,390	9,601
Borrowed funds and finance lease liabilities	91	5	1,799	15
Subordinated notes and debentures (includes $(55), $26, $(151), and $144 accumulated other comprehensive income reclassification for change in fair value of interest rate swap agreements, respectively)	1,076	977	3,164	2,851
Total interest expense	28,280	5,390	72,353	12,467
NET INTEREST INCOME	47,236	49,908	142,135	138,826
PROVISION FOR CREDIT LOSS EXPENSE	1,056	1,091	4,751	5,639
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS EXPENSE	46,180	48,817	137,384	133,187
NON-INTEREST INCOME:
Service charges on deposit accounts	1,861	1,872	5,569	5,400
Other service charges and fees	567	814	2,283	2,253
Wealth and asset management fees	1,833	1,870	5,567	5,456
Net realized gains on available-for-sale securities (includes $0, $0, $52, and $651 accumulated other comprehensive income reclassifications for net realized gains on available-for-sale securities, respectively)	—	—	52	651
Net realized and unrealized losses on equity securities	(400)	(398)	(930)	(1,433)
Mortgage banking	172	298	516	1,065
Bank owned life insurance	754	694	2,211	2,778
Card processing and interchange income	2,098	1,975	6,219	5,776
Other non-interest income	978	834	2,711	3,813
Total non-interest income	7,863	7,959	24,198	25,759
NON-INTEREST EXPENSES:
Compensation and benefits	17,758	18,901	51,862	52,660
Net occupancy expense	3,596	3,375	10,790	9,940
Technology expense	5,232	4,552	14,677	11,948
State and local taxes	1,028	1,036	3,108	3,121
Legal, professional, and examination fees	1,320	1,019	3,167	3,032
Advertising	840	709	2,085	1,866
FDIC insurance premiums	1,027	709	2,901	2,142
Dues and subscriptions	495	476	1,451	1,610
Card processing and interchange expenses	1,207	1,201	4,269	3,486
Other non-interest expenses	4,411	4,122	12,582	10,796
Total non-interest expenses	36,914	36,100	106,892	100,601
INCOME BEFORE INCOME TAXES	17,129	20,676	54,690	58,345
INCOME TAX EXPENSE (includes $12, $(7), $43 and $106 income tax expense from reclassification items, respectively)	3,402	4,051	10,647	11,037
NET INCOME	13,727	16,625	44,043	47,308
PREFERRED STOCK DIVIDENDS	1,076	1,076	3,226	3,226
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,651	$15,549	$40,817	$44,082
AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,859,872	17,254,389	20,939,102	16,950,577
Diluted	20,899,744	17,287,770	20,979,032	16,983,958
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.60	$0.90	$1.94	$2.59
Diluted Earnings Per Common Share	$0.60	$0.90	$1.94	$2.59
Cash Dividends Declared	$0.175	$0.175	$0.525	$0.525
See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
Dollars in thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$13,727	$16,625	$44,043	$47,308
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative instruments:
Unrealized gain (loss) on interest rate swaps, net of tax $2, $(19), $0, and $(79), respectively	(8)	69	—	297
Reclassification adjustment for (gains) losses recognized in earnings, net of tax $12, $(7), $32, $(31), respectively	(43)	19	(119)	113
	(51)	88	(119)	410
Net change in debt securities:
Unrealized holding losses on available-for-sale securities arising during the period, net of tax of $2,135, $3,945, $1,666, and $14,881, respectively	(8,032)	(14,838)	(6,267)	(55,984)
Amortization of unrealized losses from held-to-maturity securities, net of tax of $(44), $(80), $(118), and $(178), respectively	167	300	446	671
Reclassification adjustment for realized losses included in net income, net of tax of $0, $0, $11, and $137, respectively	—	—	(41)	(514)
	(7,865)	(14,538)	(5,862)	(55,827)
Other comprehensive loss	(7,916)	(14,450)	(5,981)	(55,417)
COMPREHENSIVE INCOME (LOSS)	$5,811	$2,175	$38,062	$(8,109)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, July 1, 2023	$57,785	$219,723	$327,707	$(4,996)	$(50,585)	$549,634
Net income			13,727			13,727
Other comprehensive loss					(7,916)	(7,916)
Forfeiture of restricted stock award grants (1,393 shares)		27		(27)		—
Stock-based compensation expense		350				350
Purchase of treasury stock (100,000 shares)				(1,839)		(1,839)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (26 shares)				—		—
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.175 per common share)			(3,668)			(3,668)
Balance, September 30, 2023	$57,785	$220,100	$336,690	$(6,862)	$(58,501)	$549,212

Balance, July 1, 2022	$57,785	$126,986	$283,204	$(3,026)	$(41,361)	$423,588
Net income			16,625			16,625
Other comprehensive loss					(14,450)	(14,450)
Forfeiture of restricted stock award grants (112 shares)		3		(3)		—
Restricted stock award grants (664 shares)		(10)		10		—
Stock-based compensation expense		256				256
Contribution of treasury stock (3,000 shares)		(44)		44		—
Stock-based contribution expense		84				84
Issuance of common stock, net of issuance costs (4,257,446 shares)		94,051				94,051
Preferred cash dividend declared			(1,076)			(1,076)
Cash dividends declared ($0.175 per common share)			(2,950)			(2,950)
Balance, September 30, 2022	$57,785	$221,326	$295,803	$(2,975)	$(55,811)	$516,128

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)
Dollars in thousands, except share and per share data

	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balance, January 1, 2023	$57,785	$221,553	$306,911	$(2,967)	$(52,520)	$530,762
Net income			44,043			44,043
Other comprehensive loss					(5,981)	(5,981)
Forfeiture of restricted stock award grants (4,196 shares)		90		(90)		—
Restricted stock award grants (105,185 shares)		(2,743)		2,743		—
Performance based restricted stock award grants (4,118 shares)		(111)		111		—
Stock-based compensation expense		1,311				1,311
Purchase of treasury stock (326,459 shares)				(6,556)		(6,556)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (3,776 shares)				(89)		(89)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (584 shares)				(14)		(14)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.525 per common share)			(11,038)			(11,038)
Balance, September 30, 2023	$57,785	$220,100	$336,690	$(6,862)	$(58,501)	$549,212

Balance, January 1, 2022	$57,785	$127,351	$260,582	$(2,477)	$(394)	$442,847
Net income			47,308			47,308
Other comprehensive loss					(55,417)	(55,417)
Forfeiture of restricted stock award grants (1,202 shares)		30		(30)		—
Restricted stock award grants (56,823 shares)		(986)		986		—
Performance based restricted stock award grants (11,895 shares)		(173)		173		—
Stock-based compensation expense		1,013				1,013
Contribution of treasury stock (3,000 shares)		(44)		44		—
Stock-based contribution expense		84				84
Issuance of common stock, net of issuance costs (4,257,446 shares)		94,051				94,051
Purchase of treasury stock (50,166 shares)				(1,342)		(1,342)
Purchase of treasury stock for the purpose of tax withholding related to restricted stock award vesting (7,568 shares)				(203)		(203)
Purchase of treasury stock for the purpose of tax withholding related to performance based restricted stock award vesting (4,706 shares)				(126)		(126)
Preferred cash dividend declared			(3,226)			(3,226)
Cash dividends declared ($0.525 per common share)			(8,861)			(8,861)
Balance, September 30, 2022	$57,785	$221,326	$295,803	$(2,975)	$(55,811)	$516,128

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,043	$47,308
Adjustments to reconcile net income to net cash provided by operations:
Provision for credit loss expense	4,751	5,639
Depreciation and amortization of premises and equipment, operating leases assets, core deposit intangible, and mortgage servicing rights	5,803	5,256
Accretion of securities, deferred loan fees and costs, net yield and credit mark on acquired loans, and unearned income	(2,968)	(2,246)
Net amortization of deferred costs on borrowings	227	227
Accretion of deferred PPP processing fees	(3)	(1,870)
Net realized gains on sales of available-for-sale securities	(52)	(651)
Net realized and unrealized losses on equity securities	930	1,433
Gain on sale of loans held for sale	(342)	(1,176)
Net losses on dispositions of premises and equipment and foreclosed assets	27	40
Proceeds from sale of loans receivable	12,390	25,435
Origination of loans held for sale	(13,730)	(30,838)
Income on bank owned life insurance	(2,211)	(1,895)
Gain on bank owned life insurance (death benefit proceeds in excess of cash surrender value)	—	(883)
Restricted stock compensation expense	1,311	1,013
Stock-based contribution expense	—	84
Change in:
Accrued interest receivable and other assets	(7,231)	(20,953)
Accrued interest payable, lease liabilities, and other liabilities	(13,640)	12,359
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,305	38,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities, prepayments and calls of available-for-sale securities	29,795	59,673
Proceeds from sales of available-for-sale securities	13,151	22,164
Purchase of available-for-sale securities	(15,103)	(48,383)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	14,226	20,235
Purchases of held-to-maturity securities	—	(213,853)
Purchase of equity securities	(263)	(302)
Proceeds from loans classified as portfolio loans	4,994	—
Net increase in loans receivable	(220,188)	(380,348)
Purchase of bank owned life insurance	—	(2,750)
Proceeds from death benefit of bank owned life insurance policies	—	3,273
Redemption (purchase) of FHLB, other equity, and restricted equity interests	2,386	(647)
Purchase of premises and equipment	(8,955)	(8,278)
Purchase of other intangible assets	(125)	—
Proceeds from the sale of premises and equipment and foreclosed assets	52	47
NET CASH USED BY INVESTING ACTIVITIES	(180,030)	(549,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking, money market and savings accounts	272,065	(29,444)
Net increase (decrease) in certificates of deposit	108,279	(62,364)
Purchase of treasury stock	(6,659)	(1,671)
Cash dividends paid, common stock	(11,038)	(8,861)
Cash dividends paid, preferred stock	(3,226)	(3,226)
Proceeds from common stock offering, net of issuance costs	—	94,051
Net change in short-term borrowings	(132,396)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	227,025	(11,515)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,300	(522,402)
CASH AND CASH EQUIVALENTS, Beginning	106,285	732,198
CASH AND CASH EQUIVALENTS, Ending	$182,585	$209,796

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
Dollars in thousands

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,007	$13,878
Income taxes	8,577	12,743
SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers to other real estate owned	$625	$520
Transfers from loans held for sale to loans held for investment	1,513	6,352
Transfers from loans held for investment to loans held for sale	166	—
Transfers from available-for-sale to held-to-maturity	—	220,757
Grant of restricted stock awards from treasury stock	2,743	986
Grant of performance based restricted stock awards from treasury stock	111	173
Restricted stock forfeiture	90	30
Contribution of stock from treasury stock	—	44
Lease liabilities arising from obtaining right-of-use assets	5,001	9,066

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

In the opinion of management of the registrant, the accompanying condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The financial performance reported for the Corporation for the three and nine months ended September 30, 2023 is not necessarily indicative of the results to be expected for the full year.

This information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). Certain amounts appearing in the condensed consolidated financial statements and notes thereto for prior periods may be reclassified to conform with the current presentation. If there are reclassifications, the reclassifications had no effect on net income or shareholders’ equity as previously reported. Dollar amounts in tables are stated in thousands, except for per share amounts.

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

Goodwill Assessment

The Corporation's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the nine months ended September 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking industry stresses resulted in a decrease in the Corporation's stock price and market capitalization. Management believed such a decrease was a triggering indicator requiring an interim goodwill impairment analysis. At September 30, 2023, the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment. Management will continue to evaluate the economic conditions at future reporting periods for any potential applicable changes.

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

In July 2023, FASB issued ASU No. 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." This ASU amends the FASB Accounting Standards Codification for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The updates were effective immediately. These updates did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

In August 2023, FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Corporation is evaluating the effect that ASU 2023-05 will have on its consolidated financial statements and related disclosures.

In October 2023, FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Corporation is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.

3.    SECURITIES

Debt securities available-for-sale ("AFS") at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$3,887	$—	$(62)	$—	$3,825
State & political subdivisions	106,651	—	(18,215)	—	88,436
Residential & multi-family mortgage	233,464	—	(44,355)	—	189,109
Corporate notes & bonds	48,639	4	(5,737)	—	42,906
Pooled SBA	12,047	—	(1,201)	—	10,846
Total	$404,688	$4	$(69,570)	$—	$335,122

	December 31, 2022
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$3,213	$—	$(84)	$—	$3,129
State & political subdivisions	112,734	24	(17,095)	—	95,663
Residential & multi-family mortgage	256,111	—	(38,564)	—	217,547
Corporate notes & bonds	47,111	—	(4,720)	—	42,391
Pooled SBA	13,823	—	(1,144)	—	12,679
Total	$432,992	$24	$(61,607)	$—	$371,409

Debt securities held-to-maturity ("HTM") at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$302,871	$—	$(26,628)	$—	$276,243
Residential & multi-family mortgage	88,430	—	(12,604)	—	75,826
Total	$391,301	$—	$(39,232)	$—	$352,069

	December 31, 2022
	Amortized	Unrealized		Allowance For	Fair
	Cost	Gains	Losses	Credit Losses	Value
U.S. Government sponsored entities	$307,711	$—	$(27,276)	$—	$280,435
Residential & multi-family mortgage	97,054	—	(10,101)	—	86,953
Total	$404,765	$—	$(37,377)	$—	$367,388

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

Information pertaining to security sales on AFS securities is as follows:

	Proceeds	Gross Gains	Gross Losses
Three months ended September 30, 2023	$—	$—	$—
Three months ended September 30, 2022	—	—	—
Nine months ended September 30, 2023	13,151	52	—
Nine months ended September 30, 2022	22,164	651	—

The tax provision related to these net realized gains was zero and $11 thousand for the three and nine months ended September 30, 2023 and zero and $137 thousand for the three and nine months ended September 30, 2022, respectively.

The table below illustrates the maturity distribution of debt securities at amortized cost and fair value as of September 30, 2023:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$10,533	$10,388	$53,827	$52,288
1 year – 5 years	43,540	40,467	203,661	186,750
5 years – 10 years	82,397	68,505	45,383	37,205
After 10 years	22,707	15,807	—	—
	159,177	135,167	302,871	276,243
Residential & multi-family mortgage	233,464	189,109	88,430	75,826
Pooled SBA	12,047	10,846	—	—
Total debt securities	$404,688	$335,122	$391,301	$352,069

Mortgage securities and pooled SBA securities are not due at a single date; periodic payments are received based on the payment patterns of the underlying collateral.

On September 30, 2023 and December 31, 2022, securities carried at $470.9 million and $561.8 million, respectively, were pledged to secure public deposits and for other purposes as provided by law.

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity. The Corporation’s residential and multi-family mortgage securities are issued by government sponsored entities.

AFS debt securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2023

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$389	$(5)	$1,536	$(57)	$1,925	$(62)
State & political subdivisions	2,944	(20)	85,246	(18,195)	88,190	(18,215)
Residential & multi-family mortgage	210	(6)	188,812	(44,349)	189,022	(44,355)
Corporate notes and bonds	1,770	(230)	40,477	(5,507)	42,247	(5,737)
Pooled SBA	—	—	10,754	(1,201)	10,754	(1,201)
	$5,313	$(261)	$326,825	$(69,309)	$332,138	$(69,570)

December 31, 2022

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$3,129	$(84)	$—	$—	$3,129	$(84)
State & political subdivisions	34,667	(1,887)	54,546	(15,208)	89,213	(17,095)
Residential & multi-family mortgage	48,996	(3,122)	168,551	(35,442)	217,547	(38,564)
Corporate notes and bonds	31,730	(3,403)	10,661	(1,317)	42,391	(4,720)
Pooled SBA	5,107	(314)	7,572	(830)	12,679	(1,144)
	$123,629	$(8,810)	$241,330	$(52,797)	$364,959	$(61,607)

HTM debt securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2023

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$276,243	$(26,628)	$276,243	$(26,628)
Residential & multi-family mortgage	—	—	75,826	(12,604)	75,826	(12,604)
	$—	$—	$352,069	$(39,232)	$352,069	$(39,232)

December 31, 2022

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$143,556	$(10,063)	$136,879	$(17,213)	$280,435	$(27,276)
Residential & multi-family mortgage	24,132	(2,253)	62,821	(7,848)	86,953	(10,101)
	$167,688	$(12,316)	$199,700	$(25,061)	$367,388	$(37,377)

At September 30, 2023 and December 31, 2022, management performed an assessment for possible impairment related to credit losses of the Corporation’s debt securities, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. Based on the results of the assessment, management believes there is no credit related impairment of these debt securities at September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, management concluded the debt securities described in the previous paragraphs were not impaired for reasons due to credit quality for the following reasons:

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

Equity securities at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Corporate equity securities	$5,327	$6,973
Mutual funds	2,086	1,406
Money market funds	865	479
Corporate notes	670	757
Total	$8,948	$9,615

4.    LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Total net loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	Percentage of Total	December 31, 2022	Percentage of Total
Farmland	$32,794	0.7%	$32,168	0.8%
Owner-occupied, nonfarm nonresidential properties	494,526	11.0	468,493	11.0
Agricultural production and other loans to farmers	1,118	—	1,198	—
Commercial and Industrial	730,542	16.3	791,911	18.5
Obligations (other than securities and leases) of states and political subdivisions	153,722	3.4	145,345	3.4
Other loans	43,082	1.0	24,710	0.6
Other construction loans and all land development and other land loans	461,931	10.3	446,685	10.5
Multifamily (5 or more) residential properties	268,432	6.0	257,696	6.0
Non-owner occupied, nonfarm nonresidential properties	908,520	20.2	795,315	18.6
1-4 Family Construction	54,700	1.2	51,171	1.2
Home equity lines of credit	124,970	2.8	124,892	2.9
Residential Mortgages secured by first liens	992,562	22.1	942,531	22.0
Residential Mortgages secured by junior liens	91,250	2.0	74,638	1.7
Other revolving credit plans	44,476	1.0	36,372	0.9
Automobile	26,077	0.6	21,806	0.5
Other consumer	50,507	1.1	49,144	1.1
Credit cards	12,638	0.3	10,825	0.3
Overdrafts	327	—	278	—
Total loans receivable	$4,492,174	100.0%	$4,275,178	100.0%
Less: Allowance for credit losses	(45,832)		(43,436)
Loans receivable, net	$4,446,342		$4,231,742

Net deferred loan origination fees included in the above table	$3,335		$4,463

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

Syndicated loans, net of deferred fees and costs, are included in the commercial and industrial classification and totaled $123.1 million and $156.6 million as of September 30, 2023 and December 31, 2022, respectively.

Transactions in the allowance for credit losses for the three months ended September 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$140	$—	$—	$(15)	$125
Owner-occupied, nonfarm nonresidential properties	3,151	—	8	789	3,948
Agricultural production and other loans to farmers	5	—	—	(1)	4
Commercial and Industrial	8,659	(80)	42	(1,142)	7,479
Obligations (other than securities and leases) of states and political subdivisions	2,306	—	—	321	2,627
Other loans	733	—	—	(214)	519
Other construction loans and all land development and other land loans	3,591	—	—	367	3,958
Multifamily (5 or more) residential properties	1,613	—	—	537	2,150
Non-owner occupied, nonfarm nonresidential properties	8,977	(88)	6	1,006	9,901
1-4 Family Construction	408	—	—	(11)	397
Home equity lines of credit	969	(10)	1	(156)	804
Residential Mortgages secured by first liens	9,250	(15)	—	(1,241)	7,994
Residential Mortgages secured by junior liens	1,578	—	—	(59)	1,519
Other revolving credit plans	931	(40)	4	97	992
Automobile	376	(23)	—	13	366
Other consumer	2,561	(423)	23	481	2,642
Credit cards	72	(23)	7	24	80
Overdrafts	221	(153)	32	227	327
Total	$45,541	$(855)	$123	$1,023	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2023 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$159	$—	$—	$(34)	$125
Owner-occupied, nonfarm nonresidential properties	2,905	(26)	23	1,046	3,948
Agricultural production and other loans to farmers	6	—	—	(2)	4
Commercial and Industrial	9,766	(126)	187	(2,348)	7,479
Obligations (other than securities and leases) of states and political subdivisions	1,863	—	—	764	2,627
Other loans	456	—	—	63	519
Other construction loans and all land development and other land loans	3,253	—	—	705	3,958
Multifamily (5 or more) residential properties	2,353	(65)	2	(140)	2,150
Non-owner occupied, nonfarm nonresidential properties	7,653	(336)	6	2,578	9,901
1-4 Family Construction	327	—	—	70	397
Home equity lines of credit	1,173	(10)	4	(363)	804
Residential Mortgages secured by first liens	8,484	(22)	3	(471)	7,994
Residential Mortgages secured by junior liens	1,035	—	—	484	1,519
Other revolving credit plans	722	(98)	21	347	992
Automobile	271	(33)	—	128	366
Other consumer	2,665	(1,405)	97	1,285	2,642
Credit cards	67	(103)	14	102	80
Overdrafts	278	(451)	111	389	327
Total	$43,436	$(2,675)	$468	$4,603	$45,832
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the three months ended September 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$191	$—	$—	$(8)	$183
Owner-occupied, nonfarm nonresidential properties	3,714	—	3	(272)	3,445
Agricultural production and other loans to farmers	7	—	—	(2)	5
Commercial and Industrial	9,555	—	32	(21)	9,566
Obligations (other than securities and leases) of states and political subdivisions	1,665	—	—	97	1,762
Other loans	167	—	—	(2)	165
Other construction loans and all land development and other land loans	2,328	—	—	208	2,536
Multifamily (5 or more) residential properties	2,277	—	—	(171)	2,106
Non-owner occupied, nonfarm nonresidential properties	6,748	(169)	336	215	7,130
1-4 Family Construction	236	—	—	(56)	180
Home equity lines of credit	1,353	—	1	26	1,380
Residential Mortgages secured by first liens	7,664	(4)	1	198	7,859
Residential Mortgages secured by junior liens	628	—	—	338	966
Other revolving credit plans	598	(28)	12	58	640
Automobile	242	(7)	2	27	264
Other consumer	2,704	(404)	22	437	2,759
Credit cards	110	(15)	25	(33)	87
Overdrafts	356	(152)	35	(3)	236
Total loans	$40,543	$(779)	$469	$1,036	$41,269
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Transactions in the allowance for credit losses for the nine months ended September 30, 2022 were as follows:

	Beginning Allowance	(Charge-offs)	Recoveries	Provision (Benefit) for Credit Losses on Loans Receivable(1)	Ending Allowance
Farmland	$151	$—	$—	$32	$183
Owner-occupied, nonfarm nonresidential properties	3,339	(21)	12	115	3,445
Agricultural production and other loans to farmers	9	—	—	(4)	5
Commercial and Industrial	8,837	(85)	123	691	9,566
Obligations (other than securities and leases) of states and political subdivisions	1,649	—	—	113	1,762
Other loans	149	—	—	16	165
Other construction loans and all land development and other land loans	2,198	—	—	338	2,536
Multifamily (5 or more) residential properties	2,289	—	—	(183)	2,106
Non-owner occupied, nonfarm nonresidential properties	6,481	(169)	336	482	7,130
1-4 Family Construction	158	—	—	22	180
Home equity lines of credit	1,169	—	11	200	1,380
Residential Mortgages secured by first liens	6,943	(51)	13	954	7,859
Residential Mortgages secured by junior liens	546	—	—	420	966
Other revolving credit plans	528	(73)	46	139	640
Automobile	263	(20)	2	19	264
Other consumer	2,546	(1,174)	63	1,324	2,759
Credit cards	92	(74)	33	36	87
Overdrafts	241	(398)	109	284	236
Total loans	$37,588	$(2,065)	$748	$4,998	$41,269
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

For the three and nine months ended September 30, 2023, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Provision for credit losses was $1.1 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $5.6 million for the three and nine months ended September 30, 2022, respectively. Included in the provision for credit losses for the three and nine months ended September 30, 2023 was $33 thousand and $148 thousand, respectively, related to the allowance for unfunded commitments compared to $55 thousand and $641 thousand, provision towards the allowance for unfunded commitments for the three and nine months ended September 30, 2022, respectively.

The following tables presents the amortized cost basis of loans receivable on nonaccrual status and loans receivable past due over 89 days still accruing as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$929	$929	$—
Owner-occupied, nonfarm nonresidential properties	2,983	1,798	—
Commercial and Industrial	5,152	4,705	—
Other construction loans and all land development and other land loans	1,613	64	—
Multifamily (5 or more) residential properties	305	305	—
Non-owner occupied, nonfarm nonresidential properties	9,855	7,232	—
Home equity lines of credit	566	566	—
Residential Mortgages secured by first liens	4,717	4,297	134
Residential Mortgages secured by junior liens	128	128	—
Other revolving credit plans	32	32	—
Automobile	22	22	—
Other consumer	763	763	—
Credit cards	—	—	97
Total	$27,065	$20,841	$231

	December 31, 2022
	Nonaccrual	Nonaccrual With No Allowance for Credit Loss	Loans Receivable Past Due over 89 Days Still Accruing
Farmland	$1,011	$1,011	$994
Owner-occupied, nonfarm nonresidential properties	2,055	1,987	—
Commercial and Industrial	5,485	2,366	71
Other construction loans and all land development and other land loans	567	567	—
Multifamily (5 or more) residential properties	1,066	423	—
Non-owner occupied, nonfarm nonresidential properties	5,081	2,665	—
Home equity lines of credit	475	475	—
Residential Mortgages secured by first liens	4,329	3,882	48
Residential Mortgages secured by junior liens	91	91	—
Other revolving credit plans	26	26	—
Automobile	19	19	—
Other consumer	781	781	—
Credit cards	—	—	8
Total	$20,986	$14,293	$1,121

All payments received while on nonaccrual status are applied against the principal balance of the loan. The Corporation does not recognize interest income while a loan is on nonaccrual status.

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of September 30, 2023:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$763	$—
Owner-occupied, nonfarm nonresidential properties	6,898	4
Commercial and Industrial	5,488	1,681
Other construction loans and all land development and other land loans	1,549	—
Multifamily (5 or more) residential properties	305	—
Non-owner occupied, nonfarm nonresidential properties	8,858	—
Home equity lines of credit	317	—
Residential Mortgages secured by first liens	1,087	—
Total	$25,265	$1,685

The following table presents the amortized cost basis of loans receivable that are individually evaluated and collateral-dependent by class of loans as of December 31, 2022:

	Real Estate Collateral	Non-Real Estate Collateral
Farmland	$829	$—
Owner-occupied, nonfarm nonresidential properties	1,296	4
Commercial and Industrial	—	1,904
Other construction loans and all land development and other land loans	501	—
Multifamily (5 or more) residential properties	1,066	—
Non-owner occupied, nonfarm nonresidential properties	5,874	—
Home equity lines of credit	335	—
Residential Mortgages secured by first liens	1,150	—
Total	$11,051	$1,908

The following table presents the aging of the amortized cost basis in past-due loans receivable as of September 30, 2023 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$182	$—	$129	$311	$32,483	$32,794
Owner-occupied, nonfarm nonresidential properties	642	623	1,463	2,728	491,798	494,526
Agricultural production and other loans to farmers	—	—	—	—	1,118	1,118
Commercial and Industrial	341	157	334	832	729,710	730,542
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	153,722	153,722
Other loans	—	—	—	—	43,082	43,082
Other construction loans and all land development and other land loans	—	42	1,613	1,655	460,276	461,931
Multifamily (5 or more) residential properties	—	305	—	305	268,127	268,432
Non-owner occupied, nonfarm nonresidential properties	219	—	8,247	8,466	900,054	908,520
1-4 Family Construction	—	—	—	—	54,700	54,700
Home equity lines of credit	926	168	20	1,114	123,856	124,970
Residential Mortgages secured by first liens	2,382	1,271	1,641	5,294	987,268	992,562
Residential Mortgages secured by junior liens	47	—	90	137	91,113	91,250
Other revolving credit plans	29	39	7	75	44,401	44,476
Automobile	106	87	11	204	25,873	26,077
Other consumer	456	227	361	1,044	49,463	50,507
Credit cards	1,255	53	97	1,405	11,233	12,638
Overdrafts	—	—	—	—	327	327
Total	$6,585	$2,972	$14,013	$23,570	$4,468,604	$4,492,174

The following table presents the aging of the amortized cost basis in past-due loans receivable as of December 31, 2022 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Receivable Not Past Due	Total
Farmland	$—	$—	$1,136	$1,136	$31,032	$32,168
Owner-occupied, nonfarm nonresidential properties	185	27	734	946	467,547	468,493
Agricultural production and other loans to farmers	—	—	—	—	1,198	1,198
Commercial and Industrial	246	93	611	950	790,961	791,911
Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	145,345	145,345
Other loans	—	—	—	—	24,710	24,710
Other construction loans and all land development and other land loans	1,522	—	501	2,023	444,662	446,685
Multifamily (5 or more) residential properties	706	—	90	796	256,900	257,696
Non-owner occupied, nonfarm nonresidential properties	113	60	879	1,052	794,263	795,315
1-4 Family Construction	—	—	—	—	51,171	51,171
Home equity lines of credit	203	10	49	262	124,630	124,892
Residential Mortgages secured by first liens	1,302	538	1,775	3,615	938,916	942,531
Residential Mortgages secured by junior liens	5	—	51	56	74,582	74,638
Other revolving credit plans	65	27	—	92	36,280	36,372
Automobile	36	—	—	36	21,770	21,806
Other consumer	361	188	473	1,022	48,122	49,144
Credit cards	196	18	8	222	10,603	10,825
Overdrafts	—	—	—	—	278	278
Total	$4,940	$961	$6,307	$12,208	$4,262,970	$4,275,178

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

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$760	$—	$—	$—	0.2%
Non-owner occupied, nonfarm nonresidential properties	—	6,215	—	—	785	0.8
Total	$—	$6,975	$—	$—	$785	0.2%

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total Class of Financing Receivable
Owner-occupied, nonfarm nonresidential properties	$—	$6,010	$—	$—	$—	1.2%
Commercial and Industrial	—	7,870	554	333	113	1.2
Non-owner occupied, nonfarm nonresidential properties	—	6,215	—	—	785	0.8
Total	$—	$20,095	$554	$333	$898	0.5%

The Corporation has approximately $167 thousand in unfunded available credit to customers whose loan receivables are included in the previous tables.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified during the three months ended September 30, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$64	$—	$—	$696	$696
Non-owner occupied, nonfarm nonresidential properties	785	—	—	6,215	6,215
Total	$849	$—	$—	$6,911	$6,911

The following table presents the performance of such loans that have been modified during the nine months ended September 30, 2023:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Owner-occupied, nonfarm nonresidential properties	$5,314	$—	$—	$696	$696
Commercial and Industrial	8,870	—	—	—	—
Non-owner occupied, nonfarm nonresidential properties	785	—	—	6,215	6,215
Total	$14,969	$—	$—	$6,911	$6,911

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2023:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Non-owner occupied, nonfarm nonresidential properties	$—	1.00	—%
Total	$—	1.00	—%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

	Principal Forgiveness	Weighted Average Term Extension (in years)	Weighted Average Interest Rate Reduction
Commercial and Industrial	$—	1.00	0.5%
Non-owner occupied, nonfarm nonresidential properties	—	1.00	—
Total	$—	1.00	0.5%

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension
Other construction loans and all land development and other land loans	$—	$1,549	$—	$—	$—
Non-owner occupied, nonfarm nonresidential properties	—	—	1,523	—	—
Total	$—	$1,549	$1,523	$—	$—

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

There was one loan modified as a TDR during the three months ended September 30, 2022:

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

The TDRs described above increased the allowance for credit losses by an immaterial amount for the three and nine months ended September 30, 2022.

A loan receivable is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans modified as TDRs for which there was a payment default within a twelve-month cycle following the modification during the three and nine months ended September 30, 2022. There were no principal balances forgiven in connection with the loans restructurings.

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

	September 30, 2023
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$31,683	$182	$929	$—	$1,111	$32,794
Owner-occupied, nonfarm nonresidential properties	461,070	21,846	11,610	—	33,456	494,526
Agricultural production and other loans to farmers	1,118	—	—	—	—	1,118
Commercial and Industrial	683,830	30,924	14,597	1,191	46,712	730,542
Obligations (other than securities and leases) of states and political subdivisions	140,389	13,333	—	—	13,333	153,722
Other loans	43,082	—	—	—	—	43,082
Other construction loans and all land development and other land loans	455,011	5,307	1,613	—	6,920	461,931
Multifamily (5 or more) residential properties	267,632	—	800	—	800	268,432
Non-owner occupied, nonfarm nonresidential properties	882,563	1,487	24,470	—	25,957	908,520
Total	$2,966,378	$73,079	$54,019	$1,191	$128,289	$3,094,667

	December 31, 2022
		Non-Pass Rated
	Pass	Special Mention	Substandard	Doubtful	Total Non-Pass	Total
Farmland	$29,706	$1,450	$1,012	$—	$2,462	$32,168
Owner-occupied, nonfarm nonresidential properties	433,467	27,796	7,230	—	35,026	468,493
Agricultural production and other loans to farmers	1,198	—	—	—	—	1,198
Commercial and Industrial	765,821	14,740	10,037	1,313	26,090	791,911
Obligations (other than securities and leases) of states and political subdivisions	145,345	—	—	—	—	145,345
Other loans	24,710	—	—	—	—	24,710
Other construction loans and all land development and other land loans	443,300	1,296	2,089	—	3,385	446,685
Multifamily (5 or more) residential properties	256,120	510	1,066	—	1,576	257,696
Non-owner occupied, nonfarm nonresidential properties	772,450	2,791	20,074	—	22,865	795,315
Total	$2,872,117	$48,583	$41,508	$1,313	$91,404	$2,963,521

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Farmland
Risk rating
Pass	$3,088	$11,601	$7,321	$1,474	$831	$6,928	$440	$—	$31,683
Special mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	306	—	—	623	—	—	929
Total	$3,088	$11,601	$7,627	$1,474	$831	$7,733	$440	$—	$32,794
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied, nonfarm nonresidential properties
Risk rating
Pass	$54,399	$121,809	$105,563	$45,267	$46,542	$77,245	$10,245	$—	$461,070
Special mention	—	3,108	1,191	13,620	412	334	3,181	—	21,846
Substandard	—	—	696	308	6,816	3,620	170	—	11,610
Total	$54,399	$124,917	$107,450	$59,195	$53,770	$81,199	$13,596	$—	$494,526
Current period gross write offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Agricultural production and other loans to farmers
Risk rating
Pass	$81	$44	$92	$68	$5	$162	$666	$—	$1,118
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$81	$44	$92	$68	$5	$162	$666	$—	$1,118
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk rating
Pass	$68,653	$147,302	$160,124	$37,836	$7,759	$18,437	$243,719	$—	$683,830
Special mention	—	7,584	3,180	6,310	58	20	13,772	—	30,924
Substandard	—	253	2,828	614	3,497	2,318	5,087	—	14,597
Doubtful(1)	—	—	1,191	—	—	—	—	—	1,191
Total	$68,653	$155,139	$167,323	$44,760	$11,314	$20,775	$262,578	$—	$730,542
Current period gross write offs	$50	$—	$—	$—	$—	$—	$76	$—	$126

Obligations (other than securities and leases) of states and political subdivisions
Risk rating
Pass	$23,561	$16,969	$32,123	$12,556	$4,276	$46,460	$4,444	$—	$140,389
Special mention	—	—	—	—	—	13,333	—	—	13,333
Substandard	—	—	—	—	—	—	—	—	—
Total	$23,561	$16,969	$32,123	$12,556	$4,276	$59,793	$4,444	$—	$153,722
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating
Pass	$3,065	$12,099	$5,307	$1,925	$296	$—	$20,390	$—	$43,082
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$3,065	$12,099	$5,307	$1,925	$296	$—	$20,390	$—	$43,082
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
(1) Consists of one loan relationship originated in 2015 and modified in 2021. The modification met the requirements to disclose the loan relationship as a new loan during 2021.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Other construction loans and all land development and other land loans
Risk rating
Pass	$81,675	$240,639	$97,364	$20,642	$6,378	$1,380	$6,933	$—	$455,011
Special mention	—	5,307	—	—	—	—	—	—	5,307
Substandard	—	—	—	—	1,549	—	64	—	1,613
Total	$81,675	$245,946	$97,364	$20,642	$7,927	$1,380	$6,997	$—	$461,931
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily (5 or more) residential properties
Risk rating
Pass	$40,505	$96,888	$44,058	$44,901	$11,167	$29,164	$949	$—	$267,632
Special mention	—	—	—	—	—	—	—	—	—
Substandard	305	—	—	—	—	495	—	—	800
Total	$40,810	$96,888	$44,058	$44,901	$11,167	$29,659	$949	$—	$268,432
Current period gross write offs	$—	$—	$—	$—	$—	$65	$—	$—	$65

Non-owner occupied, nonfarm nonresidential properties
Risk rating
Pass	$193,128	$298,199	$156,405	$43,005	$55,259	$129,140	$7,427	$—	$882,563
Special mention	—	351	—	—	—	700	436	—	1,487
Substandard	782	1,396	488	6,215	3,283	10,588	1,718	—	24,470
Total	$193,910	$299,946	$156,893	$49,220	$58,542	$140,428	$9,581	$—	$908,520
Current period gross write offs	$—	$—	$—	$—	$88	$—	$248	$—	$336

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

	September 30, 2023			December 31, 2022
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
1-4 Family Construction	$54,700	$—	$54,700	$51,171	$—	$51,171
Home equity lines of credit	124,404	566	124,970	124,417	475	124,892
Residential Mortgages secured by first liens	987,711	4,851	992,562	938,154	4,377	942,531
Residential Mortgages secured by junior liens	91,122	128	91,250	74,547	91	74,638
Other revolving credit plans	44,444	32	44,476	36,346	26	36,372
Automobile	26,055	22	26,077	21,787	19	21,806
Other consumer	49,744	763	50,507	48,363	781	49,144
Total	$1,378,180	$6,362	$1,384,542	$1,294,785	$5,769	$1,300,554

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of September 30, 2023. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$18,085	$23,345	$10,499	$1,209	$705	$59	$798	$—	$54,700
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$18,085	$23,345	$10,499	$1,209	$705	$59	$798	$—	$54,700
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Payment performance
Performing	$15,085	$34,068	$12,757	$9,826	$7,537	$33,347	$7,025	$4,759	$124,404
Nonperforming	—	—	—	—	—	14	—	552	566
Total	$15,085	$34,068	$12,757	$9,826	$7,537	$33,361	$7,025	$5,311	$124,970
Current period gross write offs	$—	$—	$—	$—	$10	$—	$—	$—	$10

Residential mortgages secured by first lien
Payment performance
Performing	$117,554	$227,592	$206,943	$148,130	$81,920	$202,405	$3,167	$—	$987,711
Nonperforming	86	41	1,042	230	536	2,723	193	—	4,851
Total	$117,640	$227,633	$207,985	$148,360	$82,456	$205,128	$3,360	$—	$992,562
Current period gross write offs	$—	$—	$—	$—	$—	$22	$—	$—	$22

Residential mortgages secured by junior liens
Payment performance
Performing	$26,611	$27,835	$14,604	$7,409	$4,039	$9,394	$1,230	$—	$91,122
Nonperforming	—	39	—	—	—	46	43	—	128
Total	$26,611	$27,874	$14,604	$7,409	$4,039	$9,440	$1,273	$—	$91,250
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other revolving credit plans
Payment performance
Performing	$8,991	$7,826	$2,771	$11,352	$1,645	$11,859	$—	$—	$44,444
Nonperforming	—	—	—	—	5	27	—	—	32
Total	$8,991	$7,826	$2,771	$11,352	$1,650	$11,886	$—	$—	$44,476
Current period gross write offs	$—	$—	$50	$4	$11	$33	$—	$—	$98

Automobile
Payment performance
Performing	$11,413	$7,654	$3,009	$1,783	$1,273	$923	$—	$—	$26,055
Nonperforming	—	7	—	7	8	—	—	—	22
Total	$11,413	$7,661	$3,009	$1,790	$1,281	$923	$—	$—	$26,077
Current period gross write offs	$—	$18	$—	$8	$7	$—	$—	$—	$33

Other consumer
Payment performance
Performing	$20,983	$15,172	$6,925	$3,472	$1,584	$1,608	$—	$—	$49,744
Nonperforming	200	400	85	12	23	43	—	—	763
Total	$21,183	$15,572	$7,010	$3,484	$1,607	$1,651	$—	$—	$50,507
Current period gross write offs	$37	$874	$372	$86	$24	$12	$—	$—	$1,405

The following tables detail the amortized cost of loans receivable, by year of origination (for term loans) and by payment activity within each portfolio segment as of December 31, 2022. Current period originations may include modifications.

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Construction
Payment performance
Performing	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$30,451	$16,360	$2,577	$752	$62	$—	$969	$—	$51,171
Home equity lines of credit
Payment performance
Performing	$34,738	$13,654	$12,903	$8,587	$7,924	$38,127	$8,484	$—	$124,417
Nonperforming	—	—	—	10	—	465	—	—	475
Total	$34,738	$13,654	$12,903	$8,597	$7,924	$38,592	$8,484	$—	$124,892
Residential mortgages secured by first lien
Payment performance
Performing	$229,842	$222,522	$159,651	$91,238	$49,587	$181,939	$3,375	$—	$938,154
Nonperforming	—	771	273	581	416	2,150	186	—	4,377
Total	$229,842	$223,293	$159,924	$91,819	$50,003	$184,089	$3,561	$—	$942,531
Residential mortgages secured by junior liens
Payment performance
Performing	$31,837	$17,163	$8,326	$4,956	$3,073	$8,395	$797	$—	$74,547
Nonperforming	—	—	—	—	—	47	44	—	91
Total	$31,837	$17,163	$8,326	$4,956	$3,073	$8,442	$841	$—	$74,638
Other revolving credit plans
Payment performance
Performing	$10,778	$2,820	$7,911	$2,264	$2,265	$10,308	$—	$—	$36,346
Nonperforming	—	—	—	4	14	8	—	—	26
Total	$10,778	$2,820	$7,911	$2,268	$2,279	$10,316	$—	$—	$36,372
Automobile
Payment performance
Performing	$10,146	$4,637	$2,945	$2,349	$1,117	$593	$—	$—	$21,787
Nonperforming	—	—	10	7	2	—	—	—	19
Total	$10,146	$4,637	$2,955	$2,356	$1,119	$593	$—	$—	$21,806
Other consumer
Payment performance
Performing	$26,699	$12,120	$5,333	$2,176	$776	$1,259	$—	$—	$48,363
Nonperforming	403	220	85	22	6	45	—	—	781
Total	$27,102	$12,340	$5,418	$2,198	$782	$1,304	$—	$—	$49,144

	September 30, 2023	December 31, 2022
Credit card
Payment performance
Performing	$12,541	$10,817
Nonperforming	97	8
Total	$12,638	$10,825
Current period gross write offs	$103

Holiday’s loan portfolio, included in other consumer loans above, is summarized as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Gross other consumer	$30,812	$31,821
Less: other consumer unearned discounts	(5,667)	(5,972)
Total other consumer loans, net of unearned discounts	$25,145	$25,849

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

Leases	Classification	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$36,065	$32,307
Finance lease assets	Premises and equipment, net (1)	232	286
Total leased assets		$36,297	$32,593

Liabilities:
Operating lease liabilities	Operating lease liabilities	$37,998	$33,726
Finance lease liabilities	Accrued interest payable and other liabilities	316	383
Total leased liabilities		$38,314	$34,109
(1) Finance lease assets are recorded net of accumulated amortization of $984 thousand as of September 30, 2023 and $930 thousand as of December 31, 2022.

The components of the Corporation's net lease expense for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost	Net occupancy expense	$745	$577	$2,224	$1,635
Variable lease cost	Net occupancy expense	27	14	71	44
Finance lease cost:
Amortization of leased assets	Net occupancy expense	18	18	54	54
Interest on lease liabilities	Interest expense - borrowed funds	4	5	12	15
Sublease income (1)	Net occupancy expense	(20)	(23)	(66)	(56)
Net lease cost		$774	$591	$2,295	$1,692
(1) Sublease income excludes rental income from owned properties.

The following table sets forth future minimum rental payments under noncancellable leases with initial terms in excess of one year as of September 30, 2023:

Maturity of Lease Liabilities as of September 30, 2023	Operating Leases (1)	Finance Leases	Total
2023	$843	$26	$869
2024	2,554	105	2,659
2025	2,579	105	2,684
2026	2,567	105	2,672
2027	2,543	—	2,543
After 2027	50,239	—	50,239
Total lease payments	61,325	341	61,666
Less: Interest	23,327	25	23,352
Present value of lease liabilities	$37,998	$316	$38,314
(1) Operating lease payments include payments related to options to extend lease terms that are reasonably certain of being exercised and exclude $4.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.

Lease terms and discount rates related to the Corporation's lease liabilities as of September 30, 2023 and December 31, 2022 were as follows:

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	23.2	23.9
Finance leases	3.3	4.0

Weighted-average discount rate
Operating leases	4.05%	3.83%
Finance leases	4.49%	4.49%

Other information related to the Corporation's lease liabilities as of September 30, 2023 and 2022, respectively, was as follows:

Other Information	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$869	$888

6.    DEPOSITS

The following table reflects time certificates of deposit accounts included in total deposits and their remaining maturities at September 30, 2023:

Time deposits maturing:
2023	$82,668
2024	378,980
2025	73,075
2026	9,081
2027	6,616
Thereafter	4,320
$554,740

Certificates of deposits of $250 thousand or more totaled $101.2 million and $135.4 million at September 30, 2023 and December 31, 2022, respectively.

The Corporation had $265.8 million in brokered deposits as of September 30, 2023 compared to $24.1 million at December 31, 2022. In addition, the Corporation had $595.7 million and $4.6 million in reciprocal deposits at September 30, 2023 and December 31, 2022, respectively.

7.    BORROWINGS

At September 30, 2023 and December 31, 2022, the Corporation had available one $10.0 million unsecured line of credit with an unaffiliated institution. Borrowings under the line of credit bear interest at a variable rate equal to the Secured Overnight Finance Rate ("SOFR") plus 2.85%. There were no borrowings under the line of credit at September 30, 2023 and December 31, 2022.

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

Total loans receivable pledged to the FHLB at September 30, 2023, and December 31, 2022 were $1.8 billion and $1.6 billion, respectively. The Bank could obtain advances of up to approximately $988.5 million from the FHLB at September 30, 2023 and $757.8 million at December 31, 2022.

At September 30, 2023 and December 31, 2022, outstanding advances from the FHLB were as follows.

	September 30, 2023	December 31, 2022
Open Repo borrowing at an interest rate of 5.68% and 4.45% at September 30, 2023 and December 31, 2022, respectfully. The maximum amount of the Open Repo borrowing available is $250,000.	$—	$132,396
Total	$—	$132,396

At September 30, 2023 and December 31, 2022, municipal deposit letters of credit issued by the FHLB on behalf of the Bank naming applicable municipalities as beneficiaries were $155.5 million and $75.5 million, respectively. The letters of credit were utilized in place of securities pledged to the municipalities for their deposits maintained at the Bank.

Federal Reserve Borrowings

In June 2023, the Bank was approved by the Federal Reserve Bank of Philadelphia (the “Federal Reserve”) for its Borrower-in-Custody ("BIC") program. At September 30, 2023, the Bank had borrowing capacity through the Federal Reserve BIC program of $190.4 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. At September 30, 2023, the Bank has pledged certain qualifying loans with an unpaid principal balance of $291.7 million and securities with a carrying value of $10.0 million as collateral.

At September 30, 2023 and December 31, 2022, the Bank had no borrowings from the Federal Reserve BIC program, discount window and no borrowings under the Federal Reserve’s Bank Term Facility Program (“BTFP”), which opened March 12, 2023.

Other Borrowings

At September 30, 2023 and December 31, 2022, the Bank had no outstanding borrowings from unaffiliated institutions under overnight borrowing agreements.

Subordinated Debentures

In 2007, the Corporation issued two $10.0 million floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate on each offering was determined quarterly and floated based upon three-month LIBOR plus 1.55%. Effective September 15, 2023, the interest rate calculation method was revised. The interest rate is now determined quarterly, and floats based on the three-month SOFR plus a credit spread adjustment of 0.26161% plus 1.55%. This change reflects the transition from LIBOR to SOFR as the reference rate. The all-in rate was 7.22% at September 30, 2023 and 6.32% at December 31, 2022. The Corporation issued subordinated debentures to the trusts in exchange for the proceeds of the offerings, which debentures represent the sole assets of the trusts. The subordinated debentures must be redeemed no later than 2037. The Corporation may redeem the debentures, in whole or in part, at face value at any time. The Corporation has the option to defer interest payments from time to time for a period not to exceed five consecutive years. Although the trusts are variable interest entities, the Corporation is not the primary beneficiary. As a result, because the trusts are not consolidated with the Corporation, the Corporation does not report the securities issued by the trusts as liabilities. Instead, the Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the trusts, since the liabilities are not eliminated in consolidation. The trust preferred securities were designated to qualify as Tier 1 capital under the Federal Reserve’s capital guidelines.

Subordinated Notes

In June 2021, the Corporation sold $85.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder. The notes will mature in June 2031, and initially bear interest at a fixed rate of 3.25% per annum, payable semi-annually in arrears, to, but excluding, June 15, 2026, and thereafter to, but excluding, the maturity date or earlier redemption, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month average SOFR plus 2.58%. The net proceeds from the sale were approximately $83.5 million, after deducting offering expenses. These subordinated notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital guidelines and were given an investment grade rating of BBB- by Kroll Bond Rating Agency. The unamortized debt issuance costs were $0.8 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Loans to principal officers, directors, and their affiliates during the three months ended September 30, 2023 were as follows:

Beginning balance	$40,519
New loans and advances	9
Effect of changes in composition of related parties	—
Repayments	(609)
Ending balance	$39,919

Loans to principal officers, directors, and their affiliates during the nine months ended September 30, 2023 were as follows:

Beginning balance	$44,998
New loans and advances	2,716
Effect of changes in composition of related parties	(491)
Repayments	(7,304)
Ending balance	$39,919

Deposits from directors, executive officers, and their affiliates were $9.2 million and $13.7 million at September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 12, “Derivative Instruments,” for a description of interest rate derivatives entered into by the Corporation.

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

The Corporation's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extended credit	$117,790	$429,686	$126,594	$441,008
Unused lines of credit	12,203	781,993	7,444	725,277
Standby letters of credit	17,429	1,963	16,124	1,603

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

The following table presents activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$718	$586	$603	$0
Provision for credit losses on unfunded loan commitments (1)	33	55	148	641
Ending balance	$751	$641	$751	$641
(1) Excludes provision for credit losses related to the loan portfolio.

Other Off-Balance Sheet Commitments

The Corporation makes investments in limited partnerships, including certain small business investment corporations and low income housing partnerships. Capital contributions for investments in small business companies ("SBIC") and other limited partnerships, reported in FHLB and other restricted stock holdings and investments on the condensed consolidated balance sheet, as of September 30, 2023 and December 31, 2022 were $20.0 million and $17.0 million, respectively. Unfunded capital commitments in investments in SBIC's and other limited partnerships totaled $5.5 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively. These investments are accounted for under the equity method of accounting.

Qualified Affordable Housing Project Investments

The carrying value of investments in the low income housing partnerships, reported in FHLB and other restricted stock holdings and investments on the consolidated balance sheet, as of September 30, 2023 and December 31, 2022 were $4.0 million and $4.5 million, respectively. The related amortization for the three and nine months ended September 30, 2023 was $185 thousand and $558 thousand, respectively, and for the three and nine months ended September 30, 2022 were $198 thousand and $593 thousand, respectively. Unfunded commitments, reported in accrued interest payable and other liabilities on the condensed consolidated balance sheets, as of September 30, 2023 and December 31, 2022 were $796 thousand and $1.0 million, respectively.

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

At September 30, 2023, there was no unrecognized compensation cost related to stock-based compensation awarded under this plan and, except for the time-based and performance-based restricted stock awards disclosed below and in previous filings, no other stock-based compensation was granted during the three and nine months ended September 30, 2023 and 2022.

Compensation expense for the restricted stock awards is recognized over the requisite service period based on the fair value of the shares at the date of grant on a straight-line basis. Non-vested restricted stock awards are recorded as a reduction of additional paid-in-capital in shareholders’ equity until earned. Compensation expense resulting from time-based, performance-based and director restricted stock awards was $350 thousand and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $256 thousand and $1.0 million for the three and nine months ended September 30, 2022, respectively. The total income tax benefit related to the recognized compensation cost of vested restricted stock awards was $74 thousand and $275 thousand for the three and nine months ended September 30, 2023, respectively, and $54 thousand and $213 thousand for the three and nine months ended September 30, 2022, respectively.

A summary of changes in time-based unvested restricted stock awards for the three months ended September 30, 2023 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	132,972	$24.12
Granted	—	—
Forfeited	(1,393)	24.49
Vested	(1,362)	24.02
Unvested at end of period	130,217	$24.11

A summary of changes in time-based unvested restricted stock awards for the nine months ended September 30, 2023 follows:

	Shares	Per Share Weighted Average Grant Date Fair Value
Unvested at beginning of period	69,746	$25.21
Granted	90,675	23.63
Forfeited	(4,196)	24.35
Vested	(26,008)	25.30
Unvested at end of period	130,217	$24.11

The above table excludes 14,510 shares in restricted stock awards that were granted at a weighted average fair value of $24.12 and immediately vested. As of September 30, 2023 and December 31, 2022, there was $2.4 million and $1.2 million of total unrecognized compensation cost related to unvested restricted stock awards, respectively. The fair value of shares vested was $25 thousand and $963 thousand during the three and nine months ended September 30, 2023, respectively, and $31 thousand and $1.0 million during the three and nine months ended September 30, 2022, respectively.

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

11.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income, excluding net earnings allocated to participating securities, by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under certain stock compensation plans. For the three and nine months ended September 30, 2023 and 2022, there were no outstanding stock options to include in the diluted earnings per common share calculations.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per common share pursuant to the two-class method. The Corporation has determined that its outstanding unvested time-based stock awards are participating securities.

The computation of basic and diluted earnings per common share is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per common share computation:
Net income per condensed consolidated statements of income	$12,651	$15,549	$40,817	$44,082
Net earnings allocated to participating securities	(70)	(66)	(222)	(198)
Net earnings allocated to common stock	$12,581	$15,483	$40,595	$43,884
Distributed earnings allocated to common stock	$3,645	$2,936	$10,969	$8,815
Undistributed earnings allocated to common stock	8,936	12,547	29,626	35,069
Net earnings allocated to common stock	$12,581	$15,483	$40,595	$43,884
Weighted average common shares outstanding, including shares considered participating securities	20,969	17,324	21,048	17,024
Less: Average participating securities	(109)	(70)	(109)	(73)
Weighted average shares	20,860	17,254	20,939	16,951
Basic earnings per common share	$0.60	$0.90	$1.94	$2.59
Diluted earnings per common share computation:
Net earnings allocated to common stock	$12,581	$15,483	$40,595	$43,884
Weighted average common shares outstanding for basic earnings per common share	20,860	17,254	20,939	16,951
Add: Dilutive effect of stock compensation	40	34	40	33
Weighted average shares and dilutive potential common shares	20,900	17,288	20,979	16,984
Diluted earnings per common share	$0.60	$0.90	$1.94	$2.59

12.    DERIVATIVE INSTRUMENTS

On September 7, 2018, the Corporation executed an interest rate swap agreement with a 5-year term and an effective date of September 15, 2018 in order to hedge cash flows associated with $10.0 million of a subordinated trust preferred security that was issued by the Corporation during 2007 and elected cash flow hedge accounting for the agreement. The Corporation’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. The interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments from September 15, 2018 to September 15, 2023 without the exchange of the underlying notional amount. The swap that expired on September 15, 2023 was not renewed.

As of September 30, 2023 and December 31, 2022, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Corporation does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following tables provide information about the amounts and locations of activity related to the interest rate swaps designated as cash flow hedges within the Corporation’s condensed consolidated balance sheets and statements of income as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022:

		Fair value as of
	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate contracts	Accrued interest receivable (payable) and other assets ( liabilities)	$—	$150

For the Three Months Ended September 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(51)	Interest expense – subordinated notes and debentures	$(55)	Other income	$—
For the Nine Months Ended September 30, 2023	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$(119)	Interest expense – subordinated notes and debentures	$(151)	Other income	$—
For the Three Months Ended September 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$88	Interest expense – subordinated notes and debentures	$(26)	Other income	$—
For the Nine Months Ended September 30, 2022	(a)	(b)	(c)	(d)	(e)
Interest rate contracts	$410	Interest expense – subordinated notes and debentures	$(144)	Other income	$—
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
(c)Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
(d)Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(e)Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

As of September 30, 2023 and December 31, 2022, cash collateral balances in the amount of zero and $200 thousand were maintained, respectively, with a counterparty to the interest rate swaps. These balances are included in interest-bearing deposits with other banks on the condensed consolidated balance sheets.

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

The Corporation pledged cash collateral to another financial institution with a balance $173 thousand as of September 30, 2023 and December 31, 2022. This balance is included in cash and cash equivalents due from banks on the condensed consolidated balance sheets. The Corporation may require its customers to post cash or securities as collateral on its program of back-to-back swaps depending upon the specific facts and circumstances surrounding each loan and individual swap. In addition, certain language is included in the International Swaps and Derivatives Association agreement and loan documents where, in default situations, the Corporation is permitted to access collateral supporting the loan relationship to recover any losses suffered on the derivative asset or liability. The Corporation may be required to post additional collateral to swap counterparties in the future in proportion to potential increases in unrealized loss positions. Effective on September 30, 2023 the Corporation amended all of the back-to-back swap contracts to reference the 1-month SOFR plus a credit spread adjustment of 11.448 basis points "Fallback SOFR."

The following table provides information about the amounts and locations of activity related to the back-to-back interest rate swaps within the Corporation’s condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	Notional Amount	Weighted Average Maturity (in years)	Weighted Average Fixed Rate	Weighted Average Variable Rate	Fair Value
September 30, 2023
3rd Party interest rate swaps	$21,572	5.12	4.19%	1 month Fallback SOFR + 1.79%	$1,726	(a)
Customer interest rate swaps	(21,572)	5.12	4.19%	1 month Fallback SOFR + 1.79%	(1,726)	(b)
December 31, 2022
3rd Party interest rate swaps	$31,417	4.9	4.12%	1 month LIBOR + 1.68%	$1,700	(a)
Customer interest rate swaps	(31,417)	4.9	4.12%	1 month LIBOR + 1.68%	(1,700)	(b)
(a)Reported in accrued interest receivable and other assets within the condensed consolidated balance sheets
(b)Reported in accrued interest payable and other liabilities within the condensed consolidated balance sheets

Risk Participation Agreements

The Corporation entered into a Risk Participation Agreement ("RPA") swap with another financial institution related to a loan in which the Corporation is a participant. The RPA provides credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The notional amount of this contingent agreement is $14.0 million as of September 30, 2023 and zero as of December 31, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2023 and December 31, 2022:

		Fair Value Measurements at September 30, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,825	$—	$3,825	$—
States and political subdivisions	88,436	—	88,436	—
Residential and multi-family mortgage	189,109	—	189,109	—
Corporate notes and bonds	42,906	—	42,906	—
Pooled SBA	10,846	—	10,846	—
Total Securities Available-For-Sale	$335,122	$—	$335,122	$—
Interest Rate swaps	$1,726	$—	$1,726	$—
Equity Securities:
Corporate equity securities	$5,327	$5,327	$—	$—
Mutual funds	2,086	2,086	—	—
Money market funds	865	865	—	—
Corporate notes	670	—	670	—
Total Equity Securities	$8,948	$8,278	$670	$—
Liabilities:
Interest Rate Swaps	$(1,726)	$—	$(1,726)	$—

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities Available-For-Sale:
U.S. Government sponsored entities	$3,129	$—	$3,129	$—
States and political subdivisions	95,663	—	95,663	—
Residential and multi-family mortgage	217,547	—	217,547	—
Corporate notes and bonds	42,391	—	42,391	—
Pooled SBA	12,679	—	12,679	—
Total Securities Available-For-Sale	$371,409	$—	$371,409	$—
Interest Rate swaps	$1,850	$—	$1,850	$—
Equity Securities:
Corporate equity securities	$6,973	$6,973	$—	$—
Mutual funds	1,406	1,406	—	—
Money market funds	479	479	—	—
Corporate notes	757	757	—	—
Total Equity Securities	$9,615	$9,615	$—	$—
Liabilities:
Interest Rate Swaps	$(1,700)	$—	$(1,700)	$—

Assets and liabilities measured at fair value on a non-recurring basis are as follows at September 30, 2023 and December 31, 2022:

		Fair Value Measurements at September 30, 2023 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$763	$—	$—	$763
Owner-occupied, nonfarm nonresidential properties	5,593	—	—	5,593
Commercial and industrial	6,457	—	—	6,457
Other construction loans and all land development loans and other land loans	1,299	—	—	1,299
Multifamily (5 or more) residential properties	305	—	—	305
Non-owner occupied, nonfarm nonresidential	7,279	—	—	7,279
Home equity lines of credit	317	—	—	317
Residential Mortgages secured by first liens	889	—	—	889

		Fair Value Measurements at December 31, 2022 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral-dependent loans receivable:
Farmland	$829	$—	$—	$829
Owner-occupied, nonfarm nonresidential properties	1,071	—	—	1,071
Commercial and industrial	1,631	—	—	1,631
Other construction loans and all land development loans and other land loans	501	—	—	501
Multifamily (5 or more) residential properties	613	—	—	613
Non-owner occupied, nonfarm nonresidential	3,867	—	—	3,867
Home equity lines of credit	335	—	—	335
Residential mortgages secured by first liens	944	—	—	944

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2023:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$763	Valuation of third party appraisal on underlying collateral	Loss severity rates	27%-29% (28%)
Owner-occupied, nonfarm nonresidential properties	5,593	Valuation of third party appraisal on underlying collateral	Loss severity rates	9%-100% (13%)
Commercial and industrial	6,457	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-50% (14%)
Other construction loans and all land development loans and other land loans	1,299	Valuation of third party appraisal on underlying collateral	Loss severity rates	32% (32%)
Multifamily (5 or more) residential properties	305	Valuation of third party appraisal on underlying collateral	Loss severity rates	26% (26%)
Non-owner occupied, nonfarm nonresidential	7,279	Valuation of third party appraisal on underlying collateral	Loss severity rates	32%-34% (33%)
Home equity lines of credit	317	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)
Residential Mortgages secured by first liens	889	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-40% (29%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022:

	Fair value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent loans receivable:
Farmland	$829	Valuation of third party appraisal on underlying collateral	Loss severity rates	20% (20%)
Owner-occupied, nonfarm nonresidential properties	1,071	Valuation of third party appraisal on underlying collateral	Loss severity rates	25%-100% (29%)
Commercial and industrial	1,631	Valuation of third party appraisal on underlying collateral	Loss severity rates	3%-49% (23%)
Other construction loans and all land development loans and other land loans	501	Valuation of third party appraisal on underlying collateral	Loss severity rates	33% (33%)
Multifamily (5 or more) residential properties	613	Valuation of third party appraisal on underlying collateral	Loss severity rates	19%-25% (23%)
Non-owner occupied, nonfarm nonresidential	3,867	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-53% (35%)
Home equity lines of credit	335	Valuation of third party appraisal on underlying collateral	Loss severity rates	15% (15%)
Residential mortgages secured by first liens	944	Valuation of third party appraisal on underlying collateral	Loss severity rates	15%-27% (21%)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair value of financial instruments at September 30, 2023:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$182,585	$182,585	$—	$—	$182,585
Debt securities available-for-sale	335,122	—	335,122	—	335,122
Debt securities held-to-maturity	391,301	—	352,069	—	352,069
Equity securities	8,948	8,278	670	—	8,948
Loans held for sale	464	—	465	—	465
Net loans receivable	4,446,342	—	—	4,302,890	4,302,890
FHLB and other restricted stock holdings and investments	28,329	n/a	n/a	n/a	n/a
Interest rate swaps	1,726	—	1,726	—	1,726
Accrued interest receivable	22,329	—	2,778	19,551	22,329
LIABILITIES
Deposits	$(5,002,781)	$(4,448,041)	$(555,737)	$—	$(5,003,778)
Subordinated notes and debentures	(104,811)	—	(128,112)	—	(128,112)
Interest rate swaps	(1,726)	—	(1,726)	—	(1,726)
Accrued interest payable	(3,185)	—	(3,185)	—	(3,185)

The following table presents the carrying amount and fair value of financial instruments at December 31, 2022:

	Carrying	Fair Value Measurement Using:			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS
Cash and cash equivalents	$106,285	$106,285	$—	$—	$106,285
Debt securities available-for-sale	371,409	—	371,409	—	371,409
Debt securities held-to-maturity	404,765	—	367,388	—	367,388
Equity securities	9,615	9,615	—	—	9,615
Loans held for sale	231	—	231	—	231
Net loans receivable	4,231,742	—	—	4,157,843	4,157,843
FHLB and other restricted stock holdings and investments	30,715	n/a	n/a	n/a	n/a
Interest rate swaps	1,850	—	1,850	—	1,850
Accrued interest receivable	20,194	—	2,867	17,327	20,194
LIABILITIES
Deposits	$(4,622,437)	$(4,175,976)	$(445,788)	$—	$(4,621,764)
Short-term borrowings	(132,396)	—	(132,396)	—	(132,396)
Subordinated notes and debentures	(104,584)	—	(117,378)	—	(117,378)
Interest rate swaps	(1,700)	—	(1,700)	—	(1,700)
Accrued interest payable	(1,839)	—	(1,839)	—	(1,839)

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

14.    REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's Non-Interest Income by revenue stream and reportable segment for the three and nine months ended September 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-interest Income
Service charges on deposit accounts	$1,861	$1,872	$5,569	$5,400
Wealth and asset management fees	1,833	1,870	5,567	5,456
Mortgage banking (1)	172	298	516	1,065
Card processing and interchange income	2,098	1,975	6,219	5,776
Net gains on sales of securities (1)	—	—	52	651
Other income	1,899	1,944	6,275	7,411
Total non-interest income	$7,863	$7,959	$24,198	$25,759
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

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2022, included in its Annual Report on Form 10-K for the year ended December 31, 2022, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year ending December 31, 2023, or any future period.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $182.6 million at September 30, 2023, including additional excess liquidity of $117.6 million held at the Federal Reserve, compared to $43.4 million at December 31, 2022. These excess funds, when combined with (i) available borrowing capacity of approximately $3.6 billion from the Federal Home Loan Bank of Pittsburgh ("FHLB") and Federal Reserve, and (ii) available unused commitments from brokered deposit sources, and other third-party funding channels, including previously established lines of credit from correspondent banks, the total on-hand and contingent liquidity sources for the Corporation represented 3.9 times the estimated amount of adjusted uninsured deposit balances.

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

SECURITIES

Securities AFS and equity securities combined totaled $344.1 million and $381.0 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the total balance of investments classified as HTM securities was $391.3 million compared to $404.8 million at December 31, 2022.

The Corporation’s objective is to maintain the investment securities portfolio at an appropriate level to balance the earnings and liquidity provided by the portfolio. Note 3, "Securities," in the condensed consolidated financial statements provides more detail concerning the composition of the Corporation’s securities portfolio and the process for evaluating securities for impairment.

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities AFS as of September 30, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date.

	September 30, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$3,134	3.81%	$691	2.08%	$—	—%	$—	—%	$3,825	3.50%
State and Political Subdivisions	4,042	3.08	26,868	2.56	41,719	2.11	15,807	2.27	88,436	2.32
Residential and multi-family mortgage	1,616	2.69	13,454	3.10	17,560	2.22	156,479	1.57	189,109	1.75
Corporate notes and bonds	3,212	2.91	12,909	5.30	26,785	4.48	—	—	42,906	4.61
Pooled SBA	—	—	229	5.29	9,097	2.59	1,520	2.07	10,846	2.57
Total	$12,004	3.17%	$54,151	3.35%	$95,161	2.84%	$173,806	1.64%	$335,122	2.31%

The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities HTM as of September 30, 2023.

	September 30, 2023
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield	$ Amt.	Yield
U.S. Government Sponsored Entities	$53,827	1.56%	$203,661	1.54%	$45,383	1.81%	$—	—%	$302,871	1.58%
Residential and multi-family mortgage	—	—	3,628	2.71	2,419	3.19	82,383	2.72	88,430	2.73
Total	$53,827	1.56%	$207,289	1.56%	$47,802	1.88%	$82,383	2.72%	$391,301	1.84%

The following table summarizes the weighted average modified duration of securities AFS as of September 30, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	0.45
State and Political Subdivisions	5.95
Residential and multi-family mortgage	5.70
Corporate notes and bonds	4.25
Pooled SBA	2.53
Total	5.42

The following table summarizes the weighted average modified duration of securities HTM as of September 30, 2023.

Weighted Average Modified Duration (in Years)
U.S. Government Sponsored Entities	2.78
Residential and multi-family mortgage	5.49
Total	3.39

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

At September 30, 2023, loans, excluding the impact of (i) syndicated loans, and (ii) any remaining balance on Paycheck Protection Program ("PPP") loans, net of PPP-related fees (such loans being referred to as the "PPP-related loans"), totaled $4.4 billion, representing an increase of $250.7 million, or 6.1% year to date growth (8.1% annualized), from December 31, 2022. The loan growth was experienced primarily in the Corporation's recent expansion markets of Cleveland, Roanoke, and Buffalo combined with growth in the portfolio related to CNB Bank's Private Banking division.

For the nine months ended September 30, 2023, the Corporation's consolidated balance sheet reflected a decrease in syndicated lending balances of $33.5 million compared to December 31, 2022. The syndicated loan portfolio totaled $123.1 million, or 2.7% of total loans, excluding PPP-related loans, at September 30, 2023, compared to $156.6 million, or 3.7% of total loans, excluding PPP-related loans, at December 31, 2022.

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

Maturities and Sensitivities of Loans Receivable to Changes in Interest Rate

The following table presents the maturity distribution of the Corporation's loans receivable at September 30, 2023. The table also presents the portion of loans receivable that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2023
	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Loans Receivable with Fixed Interest Rate
Farmland	$—	$2,174	$7,954	$—	$10,128
Owner-occupied, nonfarm nonresidential properties	17,486	30,187	24,396	4,757	76,826
Agricultural production and other loans to farmers	5	144	—	—	149
Commercial and Industrial	7,507	266,066	41,704	699	315,976
Obligations (other than securities and leases) of states and political subdivisions	2,670	8,294	84,772	20,794	116,530
Other loans	59	609	553	12,306	13,527
Other construction loans and all land development and other land loans (1)	53,166	41,335	10,328	1,438	106,267
Multifamily (5 or more) residential properties	29,226	35,539	2,883	4,445	72,093
Non-owner occupied, nonfarm nonresidential properties	25,163	84,847	61,770	810	172,590
1-4 Family Construction (1)	395	—	401	1,220	2,016
Home equity lines of credit	5	62	611	270	948
Residential Mortgages secured by first liens	5,525	34,433	230,517	130,354	400,829
Residential Mortgages secured by junior liens	370	8,276	61,003	13,256	82,905
Other revolving credit plans	5	8	13	1	27
Automobile	429	18,057	7,591	—	26,077
Other consumer	4,398	34,671	7,791	3,455	50,315
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$146,409	$564,702	$542,287	$193,805	$1,447,203

Loans Receivable with Variable or Floating Interest Rate
Farmland	$440	$4,030	$9,715	$8,481	$22,666
Owner-occupied, nonfarm nonresidential properties	14,296	56,467	285,412	61,525	417,700
Agricultural production and other loans to farmers	747	60	162	—	969
Commercial and Industrial	245,087	90,804	77,273	1,402	414,566
Obligations (other than securities and leases) of states and political subdivisions	—	4,194	11,478	21,520	37,192
Other loans	17,804	2,989	8,762	—	29,555
Other construction loans and all land development and other land loans (1)	118,823	116,234	110,692	9,915	355,664
Multifamily (5 or more) residential properties	11,588	16,998	159,547	8,206	196,339
Non-owner occupied, nonfarm nonresidential properties	48,006	248,530	376,744	62,650	735,930
1-4 Family Construction (1)	14,768	2,208	7,087	28,621	52,684
Home equity lines of credit	7,390	6,276	52,847	57,509	124,022
Residential Mortgages secured by first liens	8,642	29,390	154,491	399,210	591,733
Residential Mortgages secured by junior liens	1,955	363	5,209	818	8,345
Other revolving credit plans	7,442	2,469	33,161	1,377	44,449
Automobile	—	—	—	—	—
Other consumer	—	39	74	79	192
Credit cards	12,638	—	—	—	12,638
Overdrafts	327	—	—	—	327
Total	$509,953	$581,051	$1,292,654	$661,313	$3,044,971
(1) 1-4 family construction loans and other construction loans and all land development and other land loans segments include loans that are construction to permanent loans in which the loan segment will change when the construction period has concluded.

Loans Receivable Concentration

At September 30, 2023, no industry concentration existed which exceeded 10% of the total loan portfolio.

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

At September 30, 2023, the Corporation had the following key metrics related to its commercial office portfolio:

•Commercial office loans outstanding consisted of 120 loans, totaling $115.7 million, or 2.6%, of total loans outstanding;
•Nonaccrual commercial office loans (two customer relationships) totaled $1.1 million, or 1.0% of total office loans outstanding. The two customer relationships combined have a recorded specific loss reserve of approximately $817 thousand; and
•The average outstanding balance per commercial office loan was $964 thousand.

The Corporation had no commercial office loan relationships considered by the banking regulators to be a high volatility commercial real estate credit.

Loans Receivable Credit Quality

The following table presents information concerning the loan portfolio delinquency and other nonperforming assets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Nonaccrual loans	$27,065	$20,986
Accrual loans greater than 90 days past due	231	1,121
Total nonperforming loans	27,296	22,107
Other real estate owned	2,039	1,439
Total nonperforming assets	$29,335	$23,546
Total loans receivable	$4,492,174	$4,275,178
Nonaccrual loans as a percentage of total loans receivable	0.60%	0.49%
Total assets	$5,731,908	$5,475,179
Nonperforming assets as a percentage of total assets	0.51%	0.43%
Allowance for credit losses on loans receivable	$45,832	$43,436
Allowance for credit losses / Total loans	1.02%	1.02%
Ratio of allowance for credit losses to nonaccrual loans	169.34%	206.98%

Total nonperforming assets were $29.3 million, or 0.51% of total assets, as of September 30, 2023, compared to $23.5 million, or 0.43% of total assets, as of December 31, 2022. In addition, the allowance for credit losses as a percentage of nonaccrual loans was 169.34% at September 30, 2023, compared to 206.98% at December 31, 2022. The increase in nonperforming assets was due to one commercial real estate relationship consisting of two loans totaling $6.9 million placed on nonaccrual during the three months ended September 30, 2023. The two loans combined have a recorded specific loss reserve of approximately $491 thousand at September 30, 2023. While this loan relationship was placed on non-accrual status during the third quarter of 2023, based on collateral value support coupled with the specific reserve recorded against this loan relationship, management does not believe there is risk of significant additional loss exposure related to this loan relationship.

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

The tables below provide an allocation of the allowance for credit losses on loans receivable by loan portfolio segment at September 30, 2023 and December 31, 2022; however, allocation of a portion of the allowance for credit losses to one segment does not preclude its availability to absorb losses in other segments.

	September 30, 2023
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$125	0.7%	$32,794	0.38%
Owner-occupied, nonfarm nonresidential properties	3,948	11.0	494,526	0.80
Agricultural production and other loans to farmers	4	—	1,118	0.36
Commercial and Industrial (1)	7,479	16.3	730,542	1.02
Obligations (other than securities and leases) of states and political subdivisions	2,627	3.4	153,722	1.71
Other loans	519	1.0	43,082	1.20
Other construction loans and all land development and other land loans	3,958	10.3	461,931	0.86
Multifamily (5 or more) residential properties	2,150	6.0	268,432	0.80
Non-owner occupied, nonfarm nonresidential properties	9,901	20.2	908,520	1.09
1-4 Family Construction	397	1.2	54,700	0.73
Home equity lines of credit	804	2.8	124,970	0.64
Residential Mortgages secured by first liens	7,994	22.1	992,562	0.81
Residential Mortgages secured by junior liens	1,519	2.0	91,250	1.66
Other revolving credit plans	992	1.0	44,476	2.23
Automobile	366	0.6	26,077	1.40
Other consumer	2,642	1.1	50,507	5.23
Credit cards	80	0.3	12,638	0.63
Overdrafts	327	—	327	100.00
Total	$45,832	100.0%	$4,492,174	1.02%
(1) PPP loans, net of deferred PPP processing fees, disbursed in 2021 are included in the Commercial and Industrial classification.

	December 31, 2022
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans Receivable	Total Loans Receivable	Ratio of Allowance Allocated to Loans Receivable in Each Category
Farmland	$159	0.8%	$32,168	0.49%
Owner-occupied, nonfarm nonresidential properties	2,905	11.0	468,493	0.62
Agricultural production and other loans to farmers	6	—	1,198	0.50
Commercial and Industrial (1)	9,766	18.5	791,911	1.23
Obligations (other than securities and leases) of states and political subdivisions	1,863	3.4	145,345	1.28
Other loans	456	0.6	24,710	1.85
Other construction loans and all land development and other land loans	3,253	10.5	446,685	0.73
Multifamily (5 or more) residential properties	2,353	6.0	257,696	0.91
Non-owner occupied, nonfarm nonresidential properties	7,653	18.6	795,315	0.96
1-4 Family Construction	327	1.2	51,171	0.64
Home equity lines of credit	1,173	2.9	124,892	0.94
Residential Mortgages secured by first liens	8,484	22.0	942,531	0.90
Residential Mortgages secured by junior liens	1,035	1.7	74,638	1.39
Other revolving credit plans	722	0.9	36,372	1.99
Automobile	271	0.5	21,806	1.24
Other consumer	2,665	1.1	49,144	5.42
Credit cards	67	0.3	10,825	0.62
Overdrafts	278	—	278	100.00
Total	$43,436	100.0%	$4,275,178	1.02%
(1) PPP loans, net of deferred PPP processing fees, disbursed in 2021 and 2020 are included in the Commercial and Industrial classification.

The allowance for credit losses measured as a percentage of total loans receivable was 1.02% as of September 30, 2023 and December 31, 2022.

The Corporation's allowance for credit losses is influenced by loan volumes, risk rating migration, delinquency status, and other internal and external conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions and other external factors.

For the nine months ended September 30, 2023, the allowance for credit losses increased due to the growth in the Corporation's loan portfolio, including growth in new market areas. This was partially offset by improvements in the Corporation's historical loss rates, as well as the impact of net charge-offs. There is still a significant amount of uncertainty related to the domestic and global economy, tightening credit conditions, persistent inflation, and higher interest rates. Management will continue to proactively evaluate its estimate of expected credit losses as new information becomes available.

Note 4, "Loans Receivable and Allowance for Credit Losses," to the condensed consolidated financial statements provides further disclosure of loan balances by portfolio segment as of September 30, 2023 and December 31, 2022.

Additional information related to provision for credit loss expense and net charge-offs and recoveries for the three and nine months ended September 30, 2023 and 2022 is presented in the tables below.

	Three Months Ended September 30, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(15)	$—	$34,444	—%
Owner-occupied, nonfarm nonresidential properties	789	8	511,629	0.01
Agricultural production and other loans to farmers	(1)	—	1,156	—
Commercial and Industrial	(1,142)	(38)	774,088	(0.02)
Obligations (other than securities and leases) of states and political subdivisions	321	—	160,122	—
Other loans	(214)	—	35,503	—
Other construction loans and all land development and other land loans	367	—	442,559	—
Multifamily (5 or more) residential properties	537	—	265,546	—
Non-owner occupied, nonfarm nonresidential properties	1,006	(82)	873,860	(0.04)
1-4 Family Construction	(11)	—	56,731	—
Home equity lines of credit	(156)	(9)	123,373	(0.03)
Residential Mortgages secured by first liens	(1,241)	(15)	982,626	(0.01)
Residential Mortgages secured by junior liens	(59)	—	89,881	—
Other revolving credit plans	97	(36)	43,353	(0.33)
Automobile	13	(23)	26,541	(0.34)
Other consumer	481	(400)	50,270	(3.16)
Credit cards	24	(16)	13,019	(0.49)
Overdrafts	227	(121)	316	(151.92)
Total	$1,023	$(732)	$4,485,017	(0.06)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2023
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(34)	$—	$34,836	—%
Owner-occupied, nonfarm nonresidential properties	1,046	(3)	502,779	—
Agricultural production and other loans to farmers	(2)	—	1,165	—
Commercial and Industrial	(2,348)	61	791,532	0.01
Obligations (other than securities and leases) of states and political subdivisions	764	—	153,463	—
Other loans	63	—	28,800	—
Other construction loans and all land development and other land loans	705	—	424,846	—
Multifamily (5 or more) residential properties	(140)	(63)	262,265	(0.03)
Non-owner occupied, nonfarm nonresidential properties	2,578	(330)	825,884	(0.05)
1-4 Family Construction	70	—	55,235	—
Home equity lines of credit	(363)	(6)	123,725	(0.01)
Residential Mortgages secured by first liens	(471)	(19)	958,526	—
Residential Mortgages secured by junior liens	484	—	82,943	—
Other revolving credit plans	347	(77)	40,678	(0.25)
Automobile	128	(33)	24,900	(0.18)
Other consumer	1,285	(1,308)	48,900	(3.58)
Credit cards	102	(89)	12,871	(0.92)
Overdrafts	389	(340)	300	(151.53)
Total	$4,603	$(2,207)	$4,373,648	(0.07)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Three Months Ended September 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$(8)	$—	$32,184	—%
Owner-occupied, nonfarm nonresidential properties	(272)	3	472,244	—
Agricultural production and other loans to farmers	(2)	—	1,149	—
Commercial and Industrial	(21)	32	775,872	0.02
Obligations (other than securities and leases) of states and political subdivisions	97	—	150,431	—
Other loans	(2)	—	14,392	—
Other construction loans and all land development and other land loans	208	—	335,534	—
Multifamily (5 or more) residential properties	(171)	—	224,777	—
Non-owner occupied, nonfarm nonresidential properties	215	167	715,044	0.09
1-4 Family Construction	(56)	—	39,889	—
Home equity lines of credit	26	1	120,086	—
Residential Mortgages secured by first liens	198	(3)	896,261	—
Residential Mortgages secured by junior liens	338	—	65,293	—
Other revolving credit plans	58	(16)	28,770	(0.22)
Automobile	27	(5)	20,544	(0.10)
Other consumer	437	(382)	51,709	(2.93)
Credit cards	(33)	10	11,572	0.34
Overdrafts	(3)	(117)	290	(160.06)
Total	$1,036	$(310)	$3,956,041	(0.03)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

	Nine Months Ended September 30, 2022
	Provision (Benefit) for Credit Losses on Loans Receivable (1)	Net (Charge-Offs) Recoveries	Average Loans Receivable	Ratio of Annualized Net (Charge-Offs) Recoveries to Average Loans Receivable
Farmland	$32	$—	$31,598	—%
Owner-occupied, nonfarm nonresidential properties	115	(9)	463,433	—
Agricultural production and other loans to farmers	(4)	—	1,274	—
Commercial and Industrial	691	38	750,787	0.01
Obligations (other than securities and leases) of states and political subdivisions	113	—	148,246	—
Other loans	16	—	14,149	—
Other construction loans and all land development and other land loans	338	—	321,093	—
Multifamily (5 or more) residential properties	(183)	—	223,148	—
Non-owner occupied, nonfarm nonresidential properties	482	167	686,633	0.03
1-4 Family Construction	22	—	39,952	—
Home equity lines of credit	200	11	113,145	0.01
Residential Mortgages secured by first liens	954	(38)	857,308	(0.01)
Residential Mortgages secured by junior liens	420	—	60,552	—
Other revolving credit plans	139	(27)	27,533	(0.13)
Automobile	19	(18)	20,409	(0.12)
Other consumer	1,324	(1,111)	50,477	(2.94)
Credit cards	36	(41)	11,514	(0.48)
Overdrafts	284	(289)	265	(145.81)
Total	$4,998	$(1,317)	$3,821,516	(0.05)%
(1) Excludes provision for credit losses related to unfunded commitments. Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements provides more detail concerning the provision for credit losses related to unfunded commitments of the Corporation.

Provision for credit losses was $1.1 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $5.6 million for the three and nine months ended September 30, 2022. Included in the provision for credit losses for the three and nine months ended September 30, 2023 was $33 thousand and $148 thousand, respectively, related to the allowance for unfunded commitments compared to $55 thousand and $641 thousand accrual towards the allowance for unfunded commitments for the three and nine months ended September 30, 2022.

DEPOSITS

The Corporation’s sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities, and funds provided from operations. The Corporation considers deposits to be its primary source of funding in support of growth in assets.

	September 30, 2023	Percent of Deposits in Each Category to Total Deposits	December 31, 2022	Percent of Deposits in Each Category to Total Deposits	Percentage Change in Each Category 2023 vs. 2022
Demand, noninterest-bearing	$782,996	15.7%	$898,437	19.4%	(12.8)%
Demand, interest-bearing	781,309	15.6	1,007,202	21.8	(22.4)
Savings deposits	2,883,736	57.6	2,270,337	49.1	27.0
Time deposits	554,740	11.1	446,461	9.7	24.3
Total deposits	$5,002,781	100.0%	$4,622,437	100.0%	8.2%

At September 30, 2023, total deposits were $5.0 billion, reflecting an increase of $380.3 million, or 8.2%, from December 31, 2022. The increase in deposit balances was primarily the result of continued growth in the Corporation's treasury management customer base and resulting increases in municipal and institutional/corporate deposits, including new wealth and asset management deposit relationships resulting from participation in deposit insurance sharing programs. In addition, the total number of deposit households increased by approximately 1.4% from December 31, 2022.

The following table sets forth the average balances of and the average rates paid on deposits for the periods indicated.

	Three Months Ended September 30,
	2023		2022
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$792,193	—%	$880,990	—%
Demand, interest-bearing	813,264	0.52	1,090,990	0.21
Savings deposits	2,788,499	3.13	2,349,978	0.49
Time deposits	507,597	3.16	303,445	1.19
Total	$4,901,553		$4,625,403

	Nine Months Ended September 30,
	2023		2022
	Average Amount	Annual Rate	Average Amount	Annual Rate
Demand, noninterest-bearing	$805,513	—%	$841,661	—%
Demand, interest-bearing	878,955	0.54	1,081,211	0.18
Savings deposits	2,581,604	2.75	2,414,377	0.28
Time deposits	516,261	2.79	328,892	1.23
Total	$4,782,333		$4,666,141

At September 30, 2023, the average deposit balance per account for CNB Bank was approximately $33 thousand.

The following table presents additional information about our September 30, 2023 and December 31, 2022 deposits:

	September 30, 2023	December 31, 2022
Time deposits not covered by deposit insurance	$47,672	$69,874
Total deposits not covered by deposit insurance	1,481,827	1,864,886

At September 30, 2023, the total estimated uninsured deposits for CNB Bank were approximately $1.5 billion, or approximately 29.0% of total CNB Bank deposits; however, when excluding $101.1 million of affiliate company deposits and $440.3 million of pledged-investment collateralized deposits, the adjusted amount and percentage of total estimated uninsured deposits was approximately $940.4 million, or approximately 18.4% of total CNB Bank deposits as of September 30, 2023.

At December 31, 2022, the total estimated uninsured deposits for CNB Bank were approximately $1.9 billion, or approximately 39.0% of total CNB Bank deposits. When excluding affiliate company deposits of $143.1 million and pledged-investment collateralized deposits of $396.2 million, the adjusted amount and percentage of total estimated uninsured deposits was approximately $1.3 billion, or approximately 27.8% of total CNB Bank deposits as of December 31, 2022.

Scheduled maturities of time deposits not covered by deposit insurance at September 30, 2023 were as follows:

September 30, 2023
3 months or less	$11,619
Over 3 through 6 months	5,682
Over 6 through 12 months	26,437
Over 12 months	3,934
Total	$47,672

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

At September 30, 2023, the Corporation’s cash and cash equivalents position was approximately $182.6 million, including liquidity of $117.6 million held at the Federal Reserve. These excess funds, when combined with (i) available borrowing capacity of approximately $3.6 billion from the Federal Home Loan Bank of Pittsburgh ("FHLB") and Federal Reserve, and (ii) available unused commitments from brokered deposit sources, and other third-party funding channels, including previously established lines of credit from correspondent banks, the total on-hand and contingent liquidity sources for the Corporation represented 3.9 times the estimated amount of adjusted uninsured deposit balances discussed above.

The following table summarizes the Corporation's net available liquidity capacities as of September 30, 2023:

Net Available
FHLB borrowing capacity (1)	$988,471
Federal Reserve borrowing capacity (2)	418,916
Brokered deposits (3)	1,811,718
Other third-party funding channels (3) (4)	370,616
Total net available borrowing capacity	$3,589,721
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window, BIC program and Bank Term Funding Program
(3) Availability contingent on internal borrowing guidelines
(4) Availability contingent on correspondent bank approvals at time of borrowing

As of September 30, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Corporation.

In the ordinary course of business, the Corporation has entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of September 30, 2023. The Corporation’s material contractual obligations as of September 30, 2023 consist of (i) long-term borrowings - Note 7, "Borrowings," (ii) operating leases - Note 5, "Leases," (iii) time deposits with stated maturity dates - Note 6, "Deposits," and (iv) commitments to extend credit and standby letters of credit - Note 9, "Off-Balance Sheet Commitments and Contingencies."

Shareholders’ Equity, Capital Ratios and Metrics

As of September 30, 2023, the Corporation’s total shareholders’ equity was $549.2 million, representing an increase of $18.5 million, or 3.5%, from December 31, 2022, primarily due to the increase in the Corporation's retained earnings (quarterly net income, partially offset by the common and preferred dividends paid in the quarter), and a decrease in accumulated other comprehensive loss during the quarter resulting primarily from the after-tax impact of the temporary unrealized reduction in the value of the available-for-sale investment portfolio.

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

As of September 30, 2023 all of the Corporation's capital ratios exceeded regulatory “well-capitalized” levels. The Corporation’s capital ratios and book value per common share at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Total risk-based capital ratio	15.68%	16.08%
Tier 1 risk based ratio	12.92%	13.24%
Common equity tier 1 ratio	11.21%	11.42%
Tier 1 leverage ratio	10.50%	10.74%
Tangible common equity/tangible assets (1)	7.86%	7.90%
Book value per common share	$23.52	$22.39
Tangible book value per common share (1)	$21.40	$20.30
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

At September 30, 2023, the Corporation's pre-tax net unrealized losses on available-for-sale and held-to-maturity securities totaled approximately $108.8 million, or 19.8% of total shareholders' equity, compared to $99.0 million, or 18.6% of total shareholders' equity at December 31, 2022. Importantly, all regulatory capital ratios for the Corporation would exceed regulatory “well-capitalized” levels as of September 30, 2023 and December 31, 2022 if the net unrealized losses were fully recognized. Additionally, the Corporation maintains $100.4 million of funds at its holding company, which substantially covers the $108.8 in the unrealized losses on investments, as an immediately available source of contingent capital to be down-streamed to CNB Bank if necessary.

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

The following table presents average balances of certain measures of our financial condition and net interest margin for the three months ended September 30, 2023 and 2022:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended,
	September 30, 2023			September 30, 2022
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$711,299	1.89%	$3,674	$777,824	1.81%	$3,750
Tax-exempt (1) (2) (4)	29,455	2.55	204	35,722	2.86	272
Equity securities (1) (2)	8,598	5.58	121	7,765	2.25	44
Total securities (4)	749,352	1.96	3,999	821,311	1.86	4,066
Loans receivable:
Commercial (2) (3)	1,516,942	6.72	25,693	1,446,272	5.15	18,790
Mortgage and loans held for sale (2) (3)	2,834,576	5.83	41,618	2,396,884	4.81	29,083
Consumer (3)	133,499	11.51	3,874	112,885	10.54	3,000
Total loans receivable (3)	4,485,017	6.30	71,185	3,956,041	5.10	50,873
Interest-bearing deposits with the Federal Reserve and other financial institutions	39,389	5.78	574	132,314	1.99	663
Total earning assets	5,273,758	5.63	$75,758	4,909,666	4.45	$55,602
Noninterest-bearing assets:
Cash and cash equivalents due from banks	55,502			52,446
Premises and equipment	109,854			90,570
Other assets	254,106			229,807
Allowance for credit losses	(45,729)			(41,017)
Total non interest-bearing assets	373,733			331,806
TOTAL ASSETS	$5,647,491			$5,241,472
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$813,264	0.52%	$1,061	$1,090,990	0.21%	$570
Savings	2,788,499	3.13	22,004	2,349,978	0.49	2,928
Time	507,597	3.16	4,048	303,445	1.19	910
Total interest-bearing deposits	4,109,360	2.62	27,113	3,744,413	0.47	4,408
Short-term borrowings	6,101	5.66	87	—	—	—
Finance lease liabilities	328	4.84	4	416	4.77	5
Subordinated notes and debentures	104,773	4.07	1,076	104,470	3.71	977
Total interest-bearing liabilities	4,220,562	2.66	$28,280	3,849,299	0.56	$5,390
Demand—noninterest-bearing	792,193			880,990
Other liabilities	79,272			70,524
Total liabilities	5,092,027			4,800,813
Shareholders’ equity	555,464			440,659
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,647,491			$5,241,472
Interest income/Earning assets		5.63%	$75,758		4.45%	$55,602
Interest expense/Interest-bearing liabilities		2.66	28,280		0.56	5,390
Net interest spread		2.97%	$47,478		3.89%	$50,212
Interest income/Earning assets		5.63%	75,758		4.45%	55,602
Interest expense/Earning assets		2.10	28,280		0.43	5,390
Net interest margin (fully tax-equivalent)		3.53%	$47,478		4.02%	$50,212
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the three months ended September 30, 2023 and 2022 was $242 thousand and $305 thousand, respectively.

(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.
(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the three months ended September 30, 2023 and 2022 was $(61.1) million and $(45.6) million, respectively.

The following table presents average balances of certain measures of our financial condition and net interest margin for the nine months ended September 30, 2023 and 2022:

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended,
	September 30, 2023			September 30, 2022
	Average Balance	Annual Rate	Interest Inc./Exp.	Average Balance	Annual Rate	Interest Inc./Exp.
ASSETS:
Securities:
Taxable (1) (4)	$729,787	1.89%	$11,140	$777,070	1.78%	$10,774
Tax-exempt (1) (2) (4)	31,025	2.60	646	37,002	2.91	830
Equity securities (1) (2)	10,645	4.97	396	7,861	2.09	123
Total securities (4)	771,457	1.96	12,182	821,933	1.84	11,727
Loans receivable:
Commercial (2) (3)	1,512,575	6.49	73,423	1,409,487	4.84	51,044
Mortgage and loans held for sale (2) (3)	2,733,423	5.70	116,439	2,301,831	4.62	79,471
Consumer (3)	127,650	11.50	10,978	110,198	10.31	8,498
Total loans receivable (3)	4,373,648	6.14	200,840	3,821,516	4.86	139,013
Interest-bearing deposits with the Federal Reserve and other financial institutions	49,380	6.01	2,221	309,550	0.65	1,507
Total earning assets	5,194,485	5.48	$215,243	4,952,999	4.08	$152,247
Noninterest-bearing assets:
Cash and cash equivalents due from banks	54,494			50,599
Premises and equipment	107,016			87,614
Other assets	250,210			223,020
Allowance for credit losses	(44,556)			(39,279)
Total non interest-bearing assets	367,164			321,954
TOTAL ASSETS	$5,561,649			$5,274,953
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Demand—interest-bearing	$878,955	0.54%	$3,545	$1,081,211	0.18%	$1,488
Savings	2,581,604	2.75	53,070	2,414,377	0.28	5,091
Time	516,261	2.79	10,775	328,892	1.23	3,022
Total interest-bearing deposits	3,976,820	2.27	67,390	3,824,480	0.34	9,601
Short-term borrowings	47,094	5.07	1,787	—	—	—
Finance lease liabilities	350	4.58	12	437	4.59	15
Subordinated notes and debentures	104,698	4.04	3,164	104,394	3.65	2,851
Total interest-bearing liabilities	4,128,962	2.34	$72,353	3,929,311	0.42	$12,467
Demand—noninterest-bearing	805,513			841,661
Other liabilities	79,140			67,780
Total liabilities	5,013,615			4,838,752
Shareholders’ equity	548,034			436,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,561,649			$5,274,953
Interest income/Earning assets		5.48%	$215,243		4.08%	$152,247
Interest expense/Interest-bearing liabilities		2.34	72,353		0.42	12,467
Net interest spread		3.14%	$142,890		3.66%	$139,780
Interest income/Earning assets		5.48%	215,243		4.08%	152,247
Interest expense/Earning assets		1.84	72,353		0.33	12,467
Net interest margin (fully tax-equivalent)		3.64%	$142,890		3.75%	$139,780
(1) Includes unamortized discounts and premiums.
(2) Average yields are stated on a fully taxable equivalent basis (calculated using statutory rates of 21%) resulting from tax-free municipal securities in the investment portfolio and tax-free municipal loans in the commercial loan portfolio. The taxable equivalent adjustment to net interest income for the nine months ended September 30, 2023 and 2022 was $755 thousand and $954 thousand, respectively.
(3) Average loans receivable outstanding includes the average balance outstanding of all nonaccrual loans. Loans receivable consist of the average of total loans receivable less average unearned income. In addition, loans receivable interest income consists of loans receivable fees, including PPP deferred processing fees.

(4) Average balance is computed using the fair value of AFS securities and amortized cost of HTM securities. Average yield has been computed using amortized cost average balance for AFS and HTM securities. The adjustment to the average balance for securities in the calculation of average yield for the nine months ended September 30, 2023 and 2022 was $(58.6) million and $(31.3) million, respectively.

VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents the change in net interest income for the three months ended September 30, 2023 and 2022:

Net Interest Income Rate-Volume Variance	For Three Months Ended September 30, 2023 over (under) 2022 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(219)	$143	$(76)
Tax-exempt (2)	(45)	(23)	(68)
Equity securities (2)	5	72	77
Total securities	(259)	192	(67)
Loans receivable:
Commercial (2)	900	6,003	6,903
Mortgage (2) (3)	5,247	7,288	12,535
Consumer	548	326	874
Total loans receivable	6,695	13,617	20,312
Other earning assets	(465)	376	(89)
Total Earning Assets	$5,971	$14,185	$20,156

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(144)	$635	$491
Savings	521	18,555	19,076
Time	618	2,520	3,138
Total interest-bearing deposits	995	21,710	22,705
Short-Term Borrowings	—	87	87
Finance lease liabilities	(1)	—	(1)
Subordinated debentures	4	95	99
Total Interest-Bearing Liabilities	$998	$21,892	$22,890

Change in Net Interest Income	$4,973	$(7,707)	$(2,734)
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the three months ended September 30, 2023 and September 30, 2022.
(3) Includes loans held for sale.

The following table presents the change in net interest income for the nine months ended September 30, 2023 and 2022:

Net Interest Income Rate-Volume Variance	For Nine Months Ended September 30, 2023 over (under) 2022 Due to Change In (1)
	Volume	Rate	Net
Assets
Securities:
Taxable	$(234)	$600	$366
Tax-exempt (2)	(112)	(72)	(184)
Equity securities (2)	44	229	273
Total securities	(302)	757	455
Loans receivable:
Commercial (2)	3,712	18,667	22,379
Mortgage (2) (3)	14,888	22,080	36,968
Consumer	1,344	1,136	2,480
Total loans receivable	19,944	41,883	61,827
Other earning assets	(1,266)	1,980	714
Total Earning Assets	$18,376	$44,620	$62,996

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Demand – interest-bearing	$(310)	$2,367	$2,057
Savings	286	47,693	47,979
Time	1,729	6,024	7,753
Total interest-bearing deposits	1,705	56,084	57,789
Short-Term Borrowings	1	1,786	1,787
Finance lease liabilities	(3)	—	(3)
Subordinated debentures	8	305	313
Total Interest-Bearing Liabilities	$1,711	$58,175	$59,886

Change in Net Interest Income	$16,665	$(13,555)	$3,110
(1) Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume changes.
(2) Changes in interest income on tax-exempt securities and loans receivable are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 21% for the nine months ended September 30, 2023 and September 30, 2022.
(3) Includes loans held for sale

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 and 2022

OVERVIEW

Net income available to common shareholders ("earnings") was $12.7 million, or $0.60 per diluted share, for the three months ended September 30, 2023. The Corporation’s earnings for the three months ended September 30, 2022 were $15.5 million, or $0.90 per diluted share. The decrease in diluted earnings per share comparing the quarter ended September 30, 2023 to the quarter ended September 30, 2022 was primarily due to the year-over-year increase in deposit costs, as well as the dilutive effect of the Corporation's common stock offering completed in September 2022, resulting in the issuance of 4,257,446 shares of common stock or an increase of approximately 25% in total shares of common stock outstanding. In addition, during the three months ended September 30, 2023, the Corporation repurchased 100,000 shares of common stock at a weighted average price per share of $18.39 and there were no repurchases of common stock during the three months ended September 30, 2022.

Annualized return on average equity was 9.80% for the three months ended September 30, 2023, compared to 14.97% for the three months ended September 30, 2022. Annualized return on average tangible common equity, a non-GAAP measure, was 11.07% for the three months ended September 30, 2023, compared to 18.21% for the three months ended September 30, 2022.

The Corporation's efficiency ratio was 67.00% for the three months ended September 30, 2023, compared to 62.38% for the three months ended September 30, 2022. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 66.26% for the three months ended September 30, 2023, compared to 61.95% for the three months ended September 30, 2022.

NET INTEREST INCOME

Net interest income was $47.2 million for the three months ended September 30, 2023, compared to $49.9 million, for the three months ended September 30, 2022. When comparing the third quarter of 2023 to the third quarter of 2022, the decrease in net interest income of $2.7 million, or 5.4%, was primarily due to an increase in the Corporation's interest expense as a result of targeted interest-bearing deposit rate increases to ensure both deposit relationship retention, and new deposit growth in recently entered expansion markets.

Net interest margin was 3.55% and 4.03% for the three months ended September 30, 2023 and September 30, 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.53% and 4.02%, for the three months ended September 30, 2023 and September 30, 2022, respectively.

The yield on earning assets of 5.63% for the three months ended September 30, 2023 increased 118 basis points from September 30, 2022, primarily as a result of loan growth and the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Included in the provision for credit losses for the three months ended September 30, 2023 was a $33 thousand expense related to the allowance for unfunded commitments compared to $55 thousand for the three months ended September 30, 2022.

Management believes the charges to the provision for credit losses for the three months ended September 30, 2023 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2023.

NON-INTEREST INCOME

Total non-interest income was $7.9 million for the three months ended September 30, 2023 compared to $8.0 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, notable changes compared to the three months ended September 30, 2022, included a decrease in other service charges and fees, partially offset by higher other non-interest income driven by gains on recovery from acquired loans

NON-INTEREST EXPENSE

For the three months ended September 30, 2023, total non-interest expense was $36.9 million, compared to $36.1 million for the three months ended September 30, 2022.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2023 and 2022

OVERVIEW

Net income available to common shareholders was $40.8 million, or $1.94 per diluted share, for the nine months ended September 30, 2023, compared to earnings of $44.1 million, or $2.59 per diluted share, for the nine months ended September 30, 2022. As previously noted, the decrease in diluted earnings per share comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022 was primarily due to both the rise in deposit costs year over year and to the dilutive effect of the Corporation's common stock offering. In addition, during the nine months ended September 30, 2023, the Corporation repurchased 326,459 shares of common stock at a weighted average price per share of $20.08, compared to 50,166 shares of common stock at a weighted average price per share of $26.75 during the nine months ended September 30, 2022.

Annualized return on average equity was 10.74% for the nine months ended September 30, 2023, compared to 14.50% for the nine months ended September 30, 2022. Annualized return on average tangible common equity, a non-GAAP measure, was 12.23% for the nine months ended September 30, 2023, compared to 17.63% for the nine months ended September 30, 2022.

The Corporation's efficiency ratio was 64.26% for the nine months ended September 30, 2023, compared to 61.12% for the nine months ended September 30, 2022. The efficiency ratio on a fully tax-equivalent basis, a non-GAAP ratio, was 63.60% for the nine months ended September 30, 2023, compared to 60.68% the nine months ended September 30, 2022.

NET INTEREST INCOME

Net interest income was $142.1 million for the nine months ended September 30, 2023, compared to $138.8 million for the nine months ended September 30, 2022. The increase of $3.3 million, or 2.4%, was due to loan growth and the benefits of the impact of rising interest rates resulting in greater income on variable-rate loans and new loan production, partially offset by an increase in the Corporation's interest expense as a result of both (i) targeted interest-bearing deposit rate increases to ensure both deposit growth and retention, and (ii) a year-over-year increase in the average balance of short-term borrowings through the FHLB.

Net interest margin was 3.66% and 3.75% for the nine months ended September 30, 2023 and 2022, respectively. Net interest margin on a fully tax-equivalent basis, a non-GAAP measure, was 3.64% and 3.75% for the nine months ended September 30, 2023 and 2022, respectively.

The yield on earning assets of 5.48% for the nine months ended September 30, 2023 increased 140 basis points from September 30, 2022, primarily as a result of loan growth and the net benefit of higher interest rates on both variable-rate loans and new loan production.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $4.8 million for the nine months ended September 30, 2023, compared to $5.6 million for the nine months ended September 30, 2022. Included in the provision for credit losses for the nine months ended September 30, 2023 was $148 thousand expense related to the allowance for unfunded commitments compared to $641 thousand for the nine months ended September 30, 2022. The $888 thousand reduction in the provision expense for the first nine months of 2023 compared to the nine months ended September 30, 2022 was primarily a result of the relatively lower loan portfolio growth in the first nine months of 2023 compared to the first nine months of 2022.

Management believes the charges to the provision for credit losses for the nine months ended September 30, 2023 were appropriate and the allowance for credit losses was adequate to absorb current expected credit losses in the loan portfolio at September 30, 2023.

NON-INTEREST INCOME

Total non-interest income was $24.2 million for the nine months ended September 30, 2023 compared to $25.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, Wealth and Asset Management fees increased $111 thousand, or 2.0%, compared to the nine months ended September 30, 2022, as the Corporation benefited from an increased number of wealth management relationships. Other notable changes compared to the nine months ended September 30, 2022 included lower net realized gains on the sale of available-for-sale debt securities, lower mortgage banking income from reduced mortgage loan production volume in the higher-rate environment, lower level of bank owned life insurance income and pass-through income from small business investment companies, partially offset by an increase in card processing and interchange income and a favorable variance in unrealized losses on equity securities.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2023, total non-interest expense was $106.9 million, compared to $100.6 million for the nine months ended September 30, 2022. The increase of $6.3 million, or 6.3%, from the nine months ended September 30, 2022 was primarily a result of higher technology expenses, combined with higher card processing and interchange expenses. In addition, other non-interest expenses increased primarily due to business generation related expenses and consulting fees.

INCOME TAX EXPENSE

Income tax expense was $10.6 million, representing a 19.5% effective tax rate, compared to $11.0 million, representing a 18.9% effective tax rate for the nine months ended September 30, 2023 and 2022, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Corporation enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets. For further information, see Note 9, "Off-Balance Sheet Commitments and Contingencies," in the condensed consolidated financial statements.

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

NON-GAAP FINANCIAL MEASURES

The following tables reconcile the non-GAAP financial measures to their most directly comparable measures under GAAP.

	(unaudited)
	September 30,	December 31,
	2023	2022
Calculation of tangible book value per common share and tangible common equity/tangible assets (non-GAAP):
Shareholders' equity	$549,212	$530,762
Less: preferred equity	57,785	57,785
Common shareholders' equity	491,427	472,977
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	299	364
Tangible common equity (non-GAAP)	$447,254	$428,864

Total assets	$5,731,908	$5,475,179
Less: goodwill and other intangibles	43,874	43,749
Less: core deposit intangible	299	364
Tangible assets (non-GAAP)	$5,687,735	$5,431,066

Ending shares outstanding	20,895,634	21,121,346

Book value per common share (GAAP)	$23.52	$22.39
Tangible book value per common share (non-GAAP)	$21.40	$20.30

Common shareholders' equity / Total assets (GAAP)	8.57%	8.64%
Tangible common equity / Tangible assets (non-GAAP)	7.86%	7.90%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Calculation of efficiency ratio:
Non-interest expense	$36,914	$36,100	$106,892	$100,601

Non-interest income	$7,863	$7,959	$24,198	$25,759
Net interest income	47,236	49,908	142,135	138,826
Total revenue	$55,099	$57,867	$166,333	$164,585
Efficiency ratio	67.00%	62.38%	64.26%	61.12%

Calculation of efficiency ratio (fully tax equivalent basis) (non-GAAP):
Non-interest expense	$36,914	$36,100	$106,892	$100,601
Less: core deposit intangible amortization	20	23	65	73
Adjusted non-interest expense (non-GAAP)	$36,894	$36,077	$106,827	$100,528

Non-interest income	$7,863	$7,959	$24,198	$25,759

Net interest income	$47,236	$49,908	$142,135	$138,826
Less: tax exempt investment and loan income, net of TEFRA (non-GAAP)	1,376	1,232	4,043	3,767
Add: tax exempt investment and loan income (fully tax equivalent basis) (non-GAAP)	1,955	1,599	5,668	4,851
Adjusted net interest income (fully tax equivalent basis) (non-GAAP)	47,815	50,275	143,760	139,910
Adjusted net revenue (fully tax equivalent basis) (non-GAAP)	$55,678	$58,234	$167,958	$165,669

Efficiency ratio (fully tax equivalent basis) (non-GAAP)	66.26%	61.95%	63.60%	60.68%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Calculation of net interest margin:
Interest income	$75,516	$55,298	$214,488	$151,293
Interest expense	28,280	5,390	72,353	12,467
Net interest income	$47,236	$49,908	$142,135	$138,826

Average total earning assets	$5,273,758	$4,909,666	$5,194,485	$4,952,999

Net interest margin (GAAP) (annualized)	3.55%	4.03%	3.66%	3.75%

Calculation of net interest margin (fully tax equivalent basis) (non-GAAP):
Interest income	$75,516	$55,298	$214,488	$151,293
Tax equivalent adjustment (non-GAAP)	242	305	755	954
Adjusted interest income (fully tax equivalent basis) (non-GAAP)	75,758	55,603	215,243	152,247
Interest expense	28,280	5,390	72,353	12,467
Net interest income (fully tax equivalent basis) (non-GAAP)	$47,478	$50,213	$142,890	$139,780

Average total earning assets	$5,273,758	$4,909,666	$5,194,485	$4,952,999
Less: average mark to market adjustment on investments (non-GAAP)	(61,103)	(45,559)	(58,577)	(31,330)
Adjusted average total earning assets, net of mark to market (non-GAAP)	$5,334,861	$4,955,225	$5,253,062	$4,984,329

Net interest margin, fully tax equivalent basis (non-GAAP) (annualized)	3.53%	4.02%	3.64%	3.75%

NON-GAAP FINANCIAL MEASURES (continued)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Calculation of PPNR (non-GAAP): (1)
Net interest income	$47,236	$49,908	$142,135	$138,826
Add: Non-interest income	7,863	7,959	24,198	25,759
Less: Non-interest expense	36,914	36,100	106,892	100,601
PPNR (non-GAAP)	$18,185	$21,767	$59,441	$63,984

(1) Management believes that this is an important metric as it illustrates the underlying performance of the Corporation, it enables investors and others to assess the Corporation's ability to generate capital to cover credit losses through the credit cycle and provides consistent reporting with a key metric used by bank regulatory agencies.

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Calculation of return on average tangible common equity (non-GAAP):
Net income	$13,727	$16,625	$44,043	$47,308
Less: preferred stock dividends	1,076	1,076	3,226	3,226
Net income available to common shareholders	$12,651	$15,549	$40,817	$44,082

Average shareholders' equity	$555,464	$440,659	$548,034	$436,201
Less: average goodwill & intangibles	44,186	44,151	44,201	44,175
Less: average preferred equity	57,785	57,785	57,785	57,785
Tangible common shareholders' equity (non-GAAP)	$453,493	$338,723	$446,048	$334,241

Return on average equity (GAAP) (annualized)	9.80%	14.97%	10.74%	14.50%
Return on average common equity (GAAP) (annualized)	9.04%	14.00%	9.96%	13.51%
Return on average tangible common equity (non-GAAP) (annualized)	11.07%	18.21%	12.23%	17.63%

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Calculation of non-interest income excluding net realized gains on available-for-sale securities (non-GAAP):
Non-interest income	$7,863	$7,959	$24,198	$25,759
Less: net realized gains on available-for-sale securities	—	—	52	651
Adjusted non-interest income (non-GAAP)	$7,863	$7,959	$24,146	$25,108

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

Management reviews interest rate risk on a quarterly basis and reports to the ALCO. This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300 and 400 basis points. These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly. At September 30, 2023 and December 31, 2022, all interest rate risk levels according to the model were within the tolerance limits of ALCO-approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment. Due to the current interest rate environment, the 400 basis point declining interest rate scenarios and 400 basis point increasing rate scenario have been excluded from the table.

	% Change in Net Interest Income
	September 30, 2023	December 31, 2022
+300 basis points	(0.8)%	4.9%
+200 basis points	1.5%	5.5%
+100 basis points	3.5%	5.8%
-100 basis points	(3.0)%	(1.7)%
-200 basis points	(6.0)%	(6.1)%
-300 basis points	(12.4)%	(12.5)%

At September 30, 2023, the Corporation has approximately $2.0 billion in outstanding loans receivable balances that are rate sensitive balances over the next twelve months.

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

There was no significant change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their properties is the subject, except ordinary routine proceedings which are incidental to the business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2022 Form 10-K and in Part II, Item 1A of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase of shares of the Corporation’s common stock made by or on behalf of the Corporation for the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2023	—	$—	—	273,541
August 1 – 31, 2023	27,200	17.99	27,200	246,341
September 1 – 30, 2023	72,800	18.47	72,800	173,541
Total	100,000		100,000
 (1) On May 17, 2022, the Corporation's Board of Directors authorized a common stock repurchase plan (the "Repurchase Plan") pursuant to which the Corporation is authorized to repurchase up to 500,000 shares of common stock, provided that the aggregate purchase price of shares of common stock repurchased does not exceed $15 million. The repurchases of common stock, if any, were originally authorized to be made during the period beginning on June 2, 2022 (the date on which the Company received acknowledgement of the repurchase program from the Federal Reserve Bank) through and including May 17, 2023. On May 9, 2023, the Corporation's Board of Directors amended the Repurchase Plan to extend its duration to May 17, 2024. Common stock repurchases under the Repurchase Plan may be conducted through open market purchases or, privately negotiated transactions. As of September 30, 2023, there were 173,541 shares remaining for repurchase under the program.
(2) The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.

Additionally, during the quarter ended September 30, 2023, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the CNB Financial Corporation 2019 Omnibus Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Corporation’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Corporation securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1(1)	Amendment No. 1 to Defined Contribution Plan for Tito L. Lima (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.2(1)	Amendment No. 1 to Defined Contribution Plan for Leanne Kassab (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.3(1)	Amendment No. 1 to Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.4(1)	Schedule A to Supplemental Executive Retirement Plan for Michael D. Peduzzi (incorporated by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.5(1)	Schedule A to Supplemental Executive Retirement Plan for Tito L. Lima (incorporated by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.6(1)	Schedule A to Supplemental Executive Retirement Plan for Leanne Kassab (incorporated by reference to Exhibit 10.9 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.7(1)	Schedule A to Supplemental Executive Retirement Plan for Martin Griffith (incorporated by reference to Exhibit 10.10 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.8(1)
Amendment No. 1 to Executive Salary Continuation Plan Agreement for Richard L. Greslick (incorporated by reference to Exhibit 10.12 to the Corporation’s Current Report on Form 8-K filed on October 2, 2023)

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

CNB FINANCIAL CORPORATION
(Registrant)

DATE: November 1, 2023	/s/ Michael D. Peduzzi
Michael D. Peduzzi
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 1, 2023	/s/ Tito L. Lima
Tito L. Lima
Treasurer
(Principal Financial and Accounting Officer)